Form 10-K
period 1993-12-31
TRUSTCO BANK CORP N Y
filed 1994-03-31
CIK 357301

[TEXT]
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
     (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1993

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from ____________________ to ____________________

                        Commission file number 2-75886
                               _______________

                             TRUSTCO BANK CORP NY
            (Exact name of registrant as specified in its charter)

             NEW YORK                                 14-1630287
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

             320 STATE STREET, SCHENECTADY, NEW YORK     12305
            (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:(518) 377-3311
                               _______________

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of exchange on
       Title of each class                         which registered
         ________________                          ________________

               None                                      None


         Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.00 Par Value
                               (Title of class)
                               _______________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes.(x)    No.( )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.(X)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                           Number of Shares Outstanding
      Class of Common Stock                    as of March 10, 1994
        __________________                      __________________
           $1 Par Value                             13,275,589

The aggregate market value of registrant's common stock (based upon the closing price on March 10, 1994) held by non-affiliates was approximately $285,425,164.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Part I, Part II, and Part IV).

(2) Portions of registrant's Proxy Statement filed for its Annual
Meeting of Shareholders to be held May 16, 1994 (Part III).

                                   PART I

Item 1. Business

General

  TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo Bank Corp NYwas organized in 1981 to acquire all of the outstanding stock of Trustco Bank New York, formerly known as The Schenectady Trust Company. Following the necessary regulatory approvals, TrustCo commenced business on July 1, 1982. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There are 452 full-time equivalent employees at year-end.

Bank Subsidiary

TrustCo's subsidiary, Trustco Bank New York ("Bank"), is a New York State chartered trust company, engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve system and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. The Bank accounted for substantially all of TrustCo's 1993 consolidated net income and average assets.

The trust department of the Bank acts as executor of estates and trustee of personal trusts, gives estate planning and related advice, provides custodial services and acts as trustee of various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $671 million as of December 31, 1993.

The daily operations of the Bank remains the responsibility of its Board of Directors and officers, subject to the overall supervision of TrustCo. TrustCo, as the parent corporation, derives most of its income from dividends paid to it by its subsidiary Bank. TrustCo's Bank subsidiary is included in TrustCo's consolidated financial statements.

ORE Subsidiary

During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties. The accounts of this new subsidiary are included in TrustCo's consolidated financial statements.

Competition

TrustCo's subsidiary Bank encounters keen competition from other commercial banks, including New York City-based holding companies which are some of the largest and most competitive institutions in the United States. In addition, savings banks, savings and loan associations, credit unions and other financial and related institutions compete for the banking, trust, investment and other financial services which Bank offers. On a regular basis, TrustCo has discussions with other financial institutions relative to potential merger or acquisition opportunities.

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Board"). The Act requires that TrustCo obtain prior Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The Bank is subject to regulation and examination by the New York State Banking Department.

Virtually all aspects of TrustCo's and the Bank's business are subject to regulation and examination by the Board, the Federal Deposit
Insurance Corporation and the New York State Banking Department.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various state and federal regulatory limitations. (Reference is made to Note 1(j) of TrustCo's consolidated financial statements for information concerning restrictions on TrustCo's ability to pay dividends.) In addition, the Federal Deposit Insurance Corporation and the Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends which a bank or a bank holding company may pay.

The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

Proposals to change the laws and regulations governing the operations and taxation of banks, companies which control banks and other financial institutions are frequently raised in Congress and in the New York state legislature and before various bank regulatory authorities. The likelihood of any major changes and the impact such changes might have on TrustCo are impossible to determine.

Foreign operations

Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.

Statistical Information Analysis

The "Financial Review" on pages 26-44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1993, which contains a presentation and discussion of statistical data relating to TrustCo, are hereby incorporated by reference. The information with respect to such tables should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.

Item 2. Properties

TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 43 offices, of which 20 are owned and 23 are leased from others. These properties, when considered in the aggregate, are not material to the operation of TrustCo.

Item 3. Legal Proceedings

The nature of TrustCo's business generates a certain amount of litigation against TrustCo and its subsidiary Bank involving matters arising in the ordinary course of business. In the opinion of management of TrustCo, there are no proceedings pending to which TrustCo or either of its subsidiaries is a party, or of which its property is the subject which, if determined adversely to TrustCo or such subsidiary, would be material in relation to TrustCo's consolidated stockholders' equity and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                                        Year first became
Name, age and                Principal occupations                                           Executive
Position                     or employment since                                             Officer of
with TrustCo                 January 1, 1988                                                 TrustCo
Robert A. McCormick, 57,     President and Chief Executive Officer, TrustCo Bank Corp NY.      1982
President and Chief          President and Chief Executive Officer, Trustco Bank New York.
Executive Officer

Nancy A. McNamara, 44,       Senior Vice President, Trustco Bank New York Since 1988.          1992
Vice President               Director of TrustCo Bank Corp NY and Trustco Bank New York
                             since December 1991. Joined Trustco Bank New York in              1971

William F. Terry, 52,        Secretary, TrustCo Bank Corp NY; Senior Vice President            1990
Secretary                    and Secretary, Trustco Bank New York. 1987: Senior Vice
                             President Trustco Bank New York.

Peter A. Zakriski, 51,       Senior Officer, Trustco Bank New York (Administrative Vice        1982-1988,
Treasurer and                President). Treasurer of TrustCo Bank Corp NY from 1982           1992
Assistant Secretary          until May 1988. Reassumed the position in February 1992.

                                   PART II

Item 5. Market for the Corporation's Common Equity and Related
Stockholder Matters

  Page 45 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference. The closing price for the Corporation's common stock on March 10, 1994, was $21.50.


Item 6. Selected Financial Data

Page 26 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 26 through 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of KPMG Peat Marwick on pages 10 through 25 of TrustCo's Annual Report to
Shareholders for the year ended December 31, 1993, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10. Director and Executive Officers of TrustCo

The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" on page 18, of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 1994, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."


Item 11. Executive Compensation

The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 6 through 9 of TrustCo's Proxy Statement for its Annual Meeting of
Shareholders to be held May 16, 1994, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

The information under the captions "Information on TrustCo Directors and Nominees,""Information on TrustCo Executive Officers Not Listed Above," on pages 6 through 9 and "OWNERSHIP OF TRUSTCO COMMON STOCK BY CERTAIN BENEFICIAL OWNERS" on page 17 of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 1994, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Officers and Associates" on page 18 of
TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 1994, is incorporated herein by reference.


PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
8-K

The following financial statements of TrustCo and its consolidated subsidiary, and the accountants' report thereon are incorporated herein by reference.

Consolidated Financial Statements.

Consolidated Statements of Condition--December 31, 1993 and 1992.

Consolidated Statements of Income--Years Ended December 31, 1993, 1992 and 1991.

Consolidated Statements of Changes in Shareholders' Equity--Years
Ended December 31, 1993, 1992 and 1991.

Consolidated Statements of Cash Flows--Years Ended December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements.

Financial Statement Schedules--Not Applicable.

All required schedules for the corporation and its subsidiary have been included in the consolidated financial statements or related notes thereto

The following exhibits are incorporated herein by reference:<F1>

Reg S-K Exhibit No.  Description
    3(ii)            Amended and Restated By-laws of TrustCo Bank Corp NY.

The following exhibits are filed herewith:

Reg S-K Exhibit No.  Description
     3(i)            TrustCo's Amended and Restated Certificate of Incorporation.

    10(a)            Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Robert A. McCormick.

    10(b)            Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Nancy A. McNamara.

    10(c)            Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and William F. Terry.

    10(d)            Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Peter A. Zakriski.

    10(e)            Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Ralph A. Pidgeon.

    10(f)            TrustCo Bank Corp NY Amended and Restated 1985 Stock Option Plan.

    10(g)            TrustCo Bank Corp NY Directors Stock Option Plan.

      11             Computation of Net Income Per Common Share.

      13             Annual Report to Security Holders of Trustco for the year ended December 31, 1993.

      21             List of Subsidiaries of TrustCo.

      23             Independent Auditors' Consent of KPMG Peat Marwick.

      24             Power of Attorney.

      99             Independent Auditors' Report of KPMG Peat Marwick.

Reports on Form 8-K:

On October 18, 1993, TrustCo filed a Current Report on Form 8-K reporting (1) a 2 for 1 stock split payable on November 18, 1993, to shareholders of record at the close of business on October 15, 1993, and (2) second-quarter and six-month earnings.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the TrustCo Bank Corp NY(the "Corporation") pursuant to the foregoing provisions, or otherwise, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indeminifcation against such liabilities
(other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indeminification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

________________
[FN]
<F1> the exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TrustCo Bank Corp NY

                                   By/s/Robert A. McCormick
                                     _____________________________
                                     Robert A. McCormick
                                     President
                                     (chief executive officer)

                                   By/s/William F. Terry
                                     _____________________________
                                     William F. Terry
                                     Secretary
                                     (chief financial officer)

                                   By/s/Peter A. Zakriski
                                     _____________________________
                                     Peter A. Zakriski
                                     Treasurer
                                     (chief accounting officer)

Date: March 22, 1993

                                 EXHIBIT INDEX
Reg S-K
Item 601
Exhibit No.                         Exhibit
________________________________________________________________________

 3(i)  TrustCo's Amended and Restated Certificate of Incorporation.

3(ii) Amended and Restated By-laws of TrustCo Bank Corp NY, as amended to August 15, 1989 Exhibit 3(a) to TrustCo Bank Corp NY's S-4
       Registration Statement (File No. 33-40379) effective May 8, 1991 is incorporated by reference.<F1>

10(a) Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Robert A. McCormick.

10(b) Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Nancy A. McNamara.

10(c) Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and William F. Terry.

10(d) Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo bank Corp NY, Trustco Bank New York and Peter A. Zakriski.

10(e) Employment Agreement dated January 1, 1992 and Amendment dated November 16, 1993, between TrustCo Bank Corp NY, Trustco Bank New York and Ralph A. Pidgeon.

10(f)  TrustCo Bank Corp NY Amended and Restated 1985 Stock Option Plan.

10(g)  TrustCo Bank Corp NY Directors Stock Option Plan.

  11   Computation of Net Income Per Common Share.

  13 Annual Report to Security Holders of Trustco for the year ended December 31, 1993.

                               GRAPHICS APPENDIX
                                                        Cross References
                                                           to Page of
                                 Omitted Charts           Annual Report

_________________________________________________________________________

       1.  Total Average Equity                                 3

       2.  Average Earning Assets                               3

       3.  Net Income Per Common Share                          3

       4.  Cash Dividends Per Common Share                      3

       5.  Total Average Assets--10 Year History                7

       6.  Assets Per Employee--10 Year History                 7

       7.  Net Income--10 Year History                          7

       8.  Return on Equity--10 Year History                    7

       9.  Market Price/Share--10 Year History                  7

         The above listed charts were omitted from the EDGAR version of
       Exhibit 13, however, the information depicted in the charts was adequately discussed and/or displayed in tabular format in the EDGAR Version.

  21   List of Subsidiaries of TrustCo.

  23   Independent Auditors' Consent of KPMG Peat Marwick.

  24   Power of Attorney.

  99   Independent Auditors' Report of KPMG Peat Marwick.

________________
[FN]
<F1> Incorporated by reference.



[DESCRIPTION] EXHIBIT 3(i) TO FORM 10-K


State of New York
Department of State
ss:

I hereby certify that I have compared the annexed copy with the original document filed by the Department of State and that the same is a correct transcript of said original.

Witness my hand and seal of the Department of State on Aug 6 1993

Secretary of State

DOS-200 (12/87)

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF TRUSTCO BANK CORP NY UNDER SECTION 807 OF THE BUSINESS CORPORATION LAW

Filed By: William F. Terry, Secretary
          TrustCo Bank Corp NY
          320 State Street/P.O. Box 1082
          Schenectady, New York 12301

AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF TRUSTCO BANK CORP NY UNDER SECTION 807 OF THE BUSINESS CORPORATION LAW

We, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and Senior Vice President and Secretary of TrustCo Bank Corp NY, certify:

FIRST. (_) The name of the Corporation is TRUSTCO BANK CORP NY.

SECOND. (_) The Certificate of Incorporation was filed by the Department of State on the twenty-eighth day of October 1981. An Amended and Restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July 1988 and an Amendment to the Amended and Restated Organization Certificate was filed by the Department of State on the twenty-ninth day of August 1991.

THIRD. (_) The Certificate of Incorporation of the Corporation is restated as set forth in its entirety below. The only change to the certificate of incorporation is increase in the number of authorized shares of common stock set forth in Section 4.1 of Article IV from 10,000,000 shares to 25,000,000 shares.

FOURTH. (_) The Certificate of Incorporation, as amended and restated, is set forth below:

Article I
Name

1. (_) The name of the corporation is:

TrustCo Bank Corp NY

(hereinafter called the "Corporation").

Article II
Purposes

2. (_) Subject to any limitation provided in the Business Corporation Law or any other statute of the State of New York, and except as otherwise specifically provided in this Certificate, the purposes for which the Corporation is formed are:

2.1 (_) To the extent that a corporation formed under the Business Corporation Law of the State of New York may lawfully do so, to acquire, own, control, hold with power to vote, deal in and with, and dispose of, in any manner, interests in financial institutions, including, without limitation, banks, trust companies, savings banks, national banking associations, savings and loan associations, industrial banks, investment banks, service banks, safe deposit companies, credit unions, and mutual trust investment companies, located within or without the State of New York, and to acquire, own, control, hold with power to vote, deal in and with, and dispose of, in any manner, interests in any other companies, corporations, partnerships, trusts, unincorporated associations, joint stock associations, and other entities, which are engaged in activities related to the business of banking.

2.2 (_) To the extent that a corporation formed under the Business Corporation Law of the State of New York may lawfully do so, to engage in, carry on, conduct, and participate in activities, enterprises and businesses permitted to be engaged in, carried on, conducted and participated in by bank holding companies under applicable provisions of law and also research, experimenting, manufacturing, assembling, building, erecting, trading, buying, selling, collecting, distributing, wholesaling, retailing, importing, exporting, processing, compounding, producing, refining, synthesizing, mining, extracting, growing, liquidating, dismantling, demolishing, servicing, promoting, exhibiting and publishing activities, enterprises and businesses; and also any activities, enterprises, ventures and businesses similar or incidental to any of the foregoing.

2.3 (_) To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in real property and chattels real, and, without limiting the generality of the foregoing, to purchase, receive, take (by grant, gift, devise, bequest or otherwise), own, hold, improve, employ, use, operate, manage, repair, control, maintain, sell, assign, transfer, convey, exchange, lease, alter, construct, mortgage or encumber real property, whether improved or unimproved, and structures and improvements on real property, or leaseholds, or any other legal or equitable interests or rights therein.

2.4 (_) To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in tangible or intangible personal property, and, without limiting the generality of the foregoing, to make, purchase, receive, take (by grant, gift, bequest, lease, exchange or otherwise), own, hold, improve, employ, use, operate, manage, repair, control, maintain, process, import, export, sell, assign, transfer, convey, exchange, lease, or otherwise dispose of, mortgage, ledge or otherwise encumber or in any manner to exploit, turn to account, trade or deal in or with, personal property, whether tangible or intangible, or any other legal or equitable interests or rights therein.

2.5 (_) To make, create, apply for, renew, take (by grant, gift, bequest or otherwise), purchase, lease or otherwise acquire, to hold, own, register, use, operate, to sell, assign, license, lease, transfer, exchange or otherwise dispose of, to mortgage, pledge or otherwise encumber, to acquire or grant licenses with respect to, or in any manner to exploit, turn to account, trade or deal in or with, copyrights, trademarks, service marks, designs, inventions, discoveries, improvements, developments, processes, formulas, patents, trade names, labels, prints, or any interest or right, whether legal or equitable, therein.

2.6 (_) To purchase, take (by grant gift, bequest or otherwise), receive, subscribe for, invest in or otherwise acquire, own, hold, employ, sell, lend, lease, exchange, transfer, assign, or otherwise dispose of, mortgage, pledge, use, and otherwise deal in and with, or in respect of shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit or other securities or obligations of any kind by whomsoever issued (whether or not engaged in similar or different businesses, governmental or other activities); to exercise in respect thereof all powers and privileges of individual or corporate ownership or interest therein, including the right to vote thereon (by proxy or otherwise) for any and all purposes; to consent or otherwise act with respect thereto, without limitation and to issue in exchange therefor the Corporation's shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, or other securities or obligations of any kind.

2.7 (_) To make contracts, incur debts and other liabilities, and borrow money on such terms and at such rate of interest as the Corporation may determine; and to mortgage, pledge, convey, assign, in trust or otherwise encumber or dispose of, the property, good will, franchises or other assets of the Corporation, including contract rights and including after-acquired property.

2.8 (_) To lend money, with or without security; provided that the Corporation shall not have the power to engage in the business of banking.

2.9 (_) To issue, reissue, sell, assign, exchange, pledge, negotiate or otherwise dispose of, to purchase, receive, take, own, hold or otherwise acquire, to deal in or with, or to cancel, shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness or other securities or obligations of the corporation of any kind, whether secured or unsecured, and whether or not convertible into or subordinated to any other class of securities.

2.10 (_) In furtherance of its corporate business, to guarantee or assume liability for the payment of the principal of, or dividends or interest on, or sinking fund payments in respect of, shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit, or other securities or obligations of any kind by whomsoever issued; and to guarantee or assume liability for the performance of any other contract or obligation, made or issued by any domestic or foreign corporation, partnership, association, trustee, group, individual or entity; and, when authorized in any manner provided by law, to give any guaranty although not in furtherance of the Corporation's purposes

2.11 (_) In furtherance of its corporate business, to be a promoter, partner, co-venturer, member, associate or manager of other business enterprises or ventures, or to be an agent thereof, or to the extent permitted in any jurisdiction to be an incorporator of other corporations of any kind or type.

2.12 (_) To cause to be formed under the laws of any state or country, to control or in any manner participate in the management of, to reorganize, merge, consolidate, and to liquidate or dissolve any corporation, association or organization of any kind.

2.13 (_) To engage in, carry on, conduct and/or participate in any activity, enterprise or business which is similar or related to any activity, enterprise or business herein set forth, or which is capable of being conveniently carried on incidental to any such activity, enterprise or business or which may directly or indirectly protect or enhance the value of any of the rights or property of the Corporation.

2.14 (_) To engage in, carry on, conduct and/or participate in any general or specific branch or phase of the activities, enterprises or businesses authorized in this Certificate in the State of New York or in any other state of the United States and in all foreign countries, and in all territories, possessions and other places, and in connection with the same, or any thereof, to he and act either as principal, agent, contractor or otherwise.

2.15 (_) To do everything necessary, suitable, convenient or proper for the accomplishment, attainment or furtherance of, to do every other act or thing incidental to, appurtenant to, growing out of or connected with, the purposes set forth in this Certificate, whether alone or in association with others; to possess all the rights, powers and privileges now or hereafter conferred by the law of the State of New York upon a corporation organized under the Business Corporation Law of the State of New York (as the same may be amended from time to time) or any statute which may be enacted to supplement or replace it, and, in general, to carry on any of the activities and to do any of the things herein set forth to the same extent and as fully as a natural person or a partnership, association, corporation, or other entity, or any of them, might or could do; provided that nothing herein set forth shall be construed as authorizing the Corporation to possess any purpose, object, or power, or to do any act or thing forbidden by law to a corporation organized under the Business Corporation Law of the State of New York.

The foregoing provisions of this Article shall be construed as purposes, objects and powers, and each as an independent purpose, object and power, in furtherance, and not in limitation, of the purposes, objects and powers granted to the Corporation by the laws of the State of New York; and except as otherwise specifically provided in any such provision, no purpose, object or power herein set forth shall be in any way limited or restricted by reference to, or inference from, any other provision of this Certificate.

Article III
Office

The office of the corporation is to be located in the City of Schenectady, County of Schenectady, and State of New York.

Article IV

Number of Shares; Preemptive Rights Denied

4.1 (_) The total number of shares of Common Stock which the Corporation shall have authority to issue is 25,000,000 shares of the par value of $1 per share.

The total number of shares of Preferred Stock which the Corporation shall have authority to issue is 500,000 shares of the par value of $10 per share.

The Board of Directors of the Corporation shall have the authority to provide for the issuance of the Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, conversion rights, redemption prices, dividend rates and similar matters, including preferences over shares of Common Stock or other series of Preferred Stock as to dividends or distributions of assets and relative participation, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be set forth in resolutions providing for the issuance thereof that may be adopted by the Board of Directors.

4.2 (_) No holder of shares of the Corporation shall be entitled as of right to subscribe for, purchase or receive any new or additional shares of any class, whether now or hereafter authorized, or any notes, bonds, debentures or other securities convertible into, or carrying options or warrants to purchase, shares of any class; but all such new or additional shares of any class, or notes, bonds, debentures or other securities convertible into, or carrying options or warrants to purchase, shares of any class may be issued or disposed of by the Board of Directors to such persons and on such terms as it, in its absolute discretion, may deem advisable.

Article V
Designation of Secretary of State; Mailing Address

5. (_) The Secretary of State is designated as the agent of the Corporation upon whom process in any action or proceeding against the Corporation may be served, and the address to which the Secretary of State shall mail a copy of process in any action or preceeding against the Corporation which may be served upon him is:

320 State Street
Schenectady, New York 12301
Attn: Corporate Secretary

Article VI
Directors; Election and Classification

6. (_) The entire Board of Directors, consisting of not less than twelve (12) members and not more than fifteen (15) members, shall be divided into three
(3) classes of not less than four (4) members each, which classes are hereby designated as Class A, Class B and Class C. The number of directors of Class
A shall equal one-third (1/3) of the total number of directors as determined in the manner provided in the By-Laws (with any fractional remainder to count as one); the number of directors of Class B shall equal one-third (1/3) of the total number of directors (or the nearest whole number thereto); and the number of directors of Class C shall equal said total number of directors minus the aggregate number of directors of Classes A and B. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a Class
A director shall expire at the annual meeting of shareholders next ensuing, that of each member then designated as a Class B director at the annual meeting of shareholders one year thereafter, and that of each member then designated as a Class C director at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors to succeed those whose terms expire at such annual meeting shall be elected to hold office for a term expiring at the third succeeding annual meeting of shareholders and until their respective successors are elected and have qualified or until their respective earlier displacement from office by resignation, removal or otherwise.

Article VII
Duration

7. (_) The duration of the Corporation is to be perpetual.

Article VIII
Shareholders<197>Quorum, Voting and Special Meetings

8. (_) The holders of at least a majority of the outstanding Voting Stock of the Corporation shall be present in person or by proxy at any meeting of shareholders in order to constitute a quorum for the transaction of any business, and the affirmative vote of at least a majority of the Corporation's outstanding Voting Stock shall be needed to approve any matter on which such shareholders are entitled to vote except that the affirmative vote or request, as the case may be, of at least two-thirds of the Corporation's Voting Stock shall be needed to effect a change, modification or repeal of any provision in the Certificate of Incorporation or By-Laws and to call a Special Meeting of the shareholders. This provision does not affect those circumstances under which shareholders may call a Special Meeting for the election of directors as a matter of law and the right of management to call shareholder meetings as set forth in the By-Laws.

Article IX
Quorum and Voting Requirements at Directors' Meeting

9. (_) A majority of the Board of Directors shall be present at any meeting of Directors in order to constitute a quorum for the transaction of any business. The affirmative vote of a majority of the entire Board of Directors shall be necessary for the transaction of any business or specified item of business, except as otherwise provided in this Certificate, and except that, the affirmative vote of two-thirds of the entire Board of Directors shall be necessary to change, amend or repeal any provision of the Certificate of Incorporation or By-Laws.

Article X
Business Combination

10.1 (_) Shareholder Approval of Business Combinations<197>Maximum Vote.

(A) (_) Except as otherwise expressly provided in Section 10.2 of this Article 10, the approval of any Business Combination (as hereinafter defined) shall, in addition to any affirmative vote required by law or any other provision of this Certificate of Incorporation or any preferred stock designation of the Corporation, require the affirmative vote of the holders of not less than two-thirds of the shares of the Corporation then entitled to vote generally in the election of directors of the Corporation (hereinafter in this Article 10 referred to as "Voting Stock"), voting together as a single class, with each share of Voting Stock to have one (1) vote.

(B) (_) The term "Business Combination" as used in this Article 10 shall mean:

(i) (_) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) any Substantial Shareholder (as hereinafter defined) or (b) any other corporation which, after such merger or consolidation, would be a Substantial Shareholder, regardless of which entity survives;

(ii) (_) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Substantial Shareholder of all or any significant part of the assets of the Corporation or any Subsidiary, or both, with a "significant part of the assets" to be defined as more than ten percent (10%) of the total assets of such entity as shown on its audited statement of condition as of the end of the most recent fiscal year ending prior to the time the particular transaction is announced;

(iii) (_) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Substantial Shareholder; or

(iv) (_) any transaction involving the Corporation or any Subsidiary, including any issuance, transfer or reclassification of any securities of, or any recapitalization of, the Corporation or any Subsidiary, or any merger or consolidation of the Corporation with any Subsidiary (whether or not involving a Substantial Shareholder), if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is owned directly or indirectly by a Substantial Shareholder.

10.2 (_) Exception to Maximum Vote Requirement.

The provision of Section 10.1 of this Article 10 shall not be applicable to any Business Combination, and such Business Combination shall require only such affirmative shareholder vote as is required by law or otherwise, if, in the case of a Business Combination which does not involve any cash or other consideration being received by shareholders of the Corporation (in their capacities as shareholders), the condition specified in the following paragraph (i) is met, or, in the case of any Business Combination, either the condition specified in the following paragraph (i) is met or the condition specified in the following paragraph (ii) is met:

(i) (_) the Business Combination shall have been approved by two-thirds of the Disinterested Directors (as hereinafter defined), it being understood that this condition shall not be capable of satisfaction unless there is at least one Disinterested Director.

(ii) (_) the consideration to be received per share by holders of Common Stock of the Corporation and by holders of each other class of Voting Stock outstanding, if any, shall be Fair Consideration (as hereinafter defined).

10.3 (_) Definitions.

(A) (_) "Fair Consideration" shall mean,

(i) (_) in the case of shares of Common Stock, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired such shares):

(a) (_) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the three-year period immediately preceding the first public announcement of the proposal of the Business Combination (hereinafter referred to as the "Announcement Date"), plus an "Interest Adjustment" of such price, as defined hereafter in this
Section 10.3(A);

(b) (_) the highest reported per share price at which such shares were publicly traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

(c) (_) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this Section 10.3(A);

(d) (_) the book value per share of Common Stock as of the end of the latest fiscal quarter preceding the Announcement Date, plus an "Interest
Adjustment" of such value, as defined hereafter in this Section 10.3(A);

(ii) (_) and in the case of shares of any class of Voting Stock of the Corporation outstanding, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares);

(a) (_) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

(b) (_) the highest reported per share price at which such shares were public traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

(c) (_) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this Section 10.3(A);

(d) (_) the highest preferential amount per share to which the holders of such shares are entitled in the event of voluntary or involuntary liquidation or dissolution of the Corporation.

An "Interest Adjustment" of any price or value per share for a class of shares under this Section 10.3(A) shall equal an amount of interest on such price or value compounded annually from the Announcement Date until the Consummation Date of the Business Combination (the "Consummation
Date"), or, in the case of subdivisions (a) and (b) in each of the subsections (A)(i) and (A)(ii) in this Section 10.3, from the date the Substantial Shareholder first became a Substantial Shareholder (the "Determination Date") until the Consummation Date, at a market prime rate of interest as may be determined from time to time by a majority of the Disinterested Directors, less the aggregate amount of any cash dividends per share paid on such class of shares during such period up to but not in excess of such amount of interest.

(B) (_) "Substantial Shareholder" shall mean and include any individual, corporation, partnership or other person or entity (other than the Corporation or any Subsidiary) which, together with its "Affiliates" and "Associates" (as such terms were defined as of December 11, 1984, in Rule 12b-2 under the Securities Exchange Act of
1934) is the "Beneficial Owner" (as defined in accordance with the criteria set forth as of December 11, 1984, under Rule 13d-3 under the Securities Exchange Act of 1934) in the aggregate of more than five percent (5%) of the voting power of the then-outstanding Voting Stock of the Corporation of any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

(C) (_) "Subsidiary" shall mean any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation.

(D) (_) "Disinterested Director" shall mean any member of the Board of Directors of the Corporation (the "Board") who is unaffiliated with the Substantial Shareholder and who was a member of the Board prior to the Determination Date or became a member of the Board after the Determination Date and was recommended or elected by a majority of Disinterested Directors then on the Board.

10.4 (_) Interpretative Power of Disinterested Directors.

A majority of the Disinterested Directors from time to time shall have the power and duty to determine, on the basis of facts known to them after reasonable inquiry, all facts necessary to determine compliance with this
Article 10, including, without limitation, (1) whether a person or entity is a Substantial Shareholder, (2) whether the price in a proposed Business Combination is Fair Consideration, (3) the number of shares of Voting Stock beneficially owned by any person or entity at any given time, and (4) the fair market value as of any given date of the shares of any class of Voting Stock.

10.5 (_) Alteration, Amendment and Repeal

Notwithstanding any provision of this Certificate of Incorporation or any provision of law or any preferred stock designation of the Corporation which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law or this Certificate of Incorporation or any preferred stock designation of this Corporation, the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal, or to adopt any provision inconsistent with, this
Article 10 or any provision of this Article 10.

Article XI

11. (_) To the fullest extent that the Business Corporation Law of the State of New York, as the same exists or may hereafter be amended, permits elimination or a limitation of the liabilities of directors, no director of the corporation shall be liable to the corporation, or its shareholders for any breach of duty in such capacity. Any repeal or modification of this Article by the shareholder of the corporation shall be prospective only and shall not adversely affect any elimination or limitation of the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

FIFTH. (_) This Amendment was authorized by a vote of the Board of Directors, followed by a vote of the holders of a majority of all outstanding shares entitled to vote thereon at a meeting of Shareholders on the seventeenth day of May, 1993.

SIXTH. (_) This restatement of the Certificate of Incorporation of the Corporation was authorized by a majority vote of the Board of Directors pursuant to section 807 of the Business Corporation Law.

IN WITNESS WHEREOF, THE UNDERSIGNED HAVE SIGNED THIS CERTIFICATE THIS 27th DAY OF JULY, 1993, AND DO HEREBY AFFIRM THE CONTENTS TO BE TRUE UNDER THE PENALTIES OF PERJURY.

ROBERT A. McCORMICK
President

WILLIAM F. TERRY
Secretary

STATE OF NEW YORK   )
     )    ss.
COUNTY OF SCHENECTADY    )

ROBERT A. McCORMICK, being duly sworn, deposes and says that he is the President and Chief Executive Officer of TRUSTCO BANK CORP NY, the Corporation named in the foregoing Certificate, that he has read and signed said Certificate and knows the contents thereof, and that the statements contained therein are true.

ROBERT A. McCORMICK
PRESIDENT AND CHIEF EXECUTIVE
OFFICER

Sworn to before me this
27th day of July, 1993

Notary Public

RESOLUTION RELATING TO
AMENDMENT AND RESTATEMENT OF ORGANIZATION CERTIFICATE

RESOLVED, That the Certificate of Incorporation of the Corporation be and hereby is restated to reflect the amendments to the Certificate of Incorporation adopted since the previous restatement on the eighth day of July, 1988, including the amendment adopted at the meeting of the shareholders of the Corporation on the seventeenth day of May, 1993; such Amended and Restated Certificate of Incorporation, in the form presented to this meeting, correctly sets forth the corresponding provisions of the Certificate of Incorporation, as amended, and is hereby adopted on behalf of the Corporation.

RESOLVED, That the appropriate officers of the Corporation be, and they hereby are, authorized and directed to execute and deliver and file such certificates and other documents, including the delivery of an Amended and Restated Certificate of Incorporation, to the Department of State of the State of New York, and to take such action and do such other things as may, in their judgment, be necessary and advisable in order to fully effectuate the foregoing resolutions.

I hereby certify that the above is a true and correct excerpt from the minutes of a regular meeting of the Board of Directors of TrustCo Bank Corp NY held on July 20, 1993, at the Main Office of the Company at 320 State Street, Schenectady, New York, that a quorum of directors was present and acting throughout the meeting, and that the resolutions adopted at the meeting as set forth above are in full force and effect by a majority of the Board of Directors.

Secretary

Date



[DESCRIPTION] EXHIBIT 10(a) TO FORM 10-K

Executive Employment Agreement for R.A. McCormick

EMPLOYMENT AGREEMENT
between
TRUSTCO BANK NEW YORK
and
TRUSTCO BANK CORP NY
and
ROBERT A. McCORMICK

EMPLOYMENT AGREEMENT

AGREEMENT, dated as of January 1, 1992, (the "Agreement"), by and between TRUSTCO BANK NEW YORK, a New York banking corporation (the "Bank") and TRUSTCO BANK CORP NY, a New York business corporation (the "Company") (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York 12301 and ROBERT A McCORMICK (the "Executive"), residing at 16 Greenlea Drive, Clifton Park, New York 12065.

1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as President and Chief Executive Officer.

2. Term. The term of this Agreement shall commence on January 1, 1992 and shall continue until December 31, 1994. Beginning on January 1, 1995, and on January 1 of each and every year thereafter, this Agreement shall renew, automatically, for the succeeding three year term, unless the Executive is notified by the method described in Paragraph 10 herein to the contrary ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect at the Companies, whichever shall be greater.

3. Services. The Executive shall exert his best efforts and devote substantially all of his time and attention to the affairs of the Companies. The Executive shall be the President and Chief Executive Officer of the Companies, and shall have full authority and responsibility for the operation of the Companies, subject to the general direction, approval, and control of the Boards of Directors of the Companies in all respects. His powers shall include the authority to hire and fire personnel of the Companies, including employees who are also members of the Boards of Directors, and to retain consultants when he deems necessary in order to implement the Companies' policies.

4. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary plus executive incentive. During the first twelve months of employment pursuant to this Agreement, the Executive shall be paid by the Companies the Annual Base Salary provided on Schedule A attached hereto, which Annual Base Salary shall be paid biweekly, plus executive incentive. Thereafter, Annual Compensation shall be negotiated between the parties hereto and shall be deemed a part of this Agreement, provided, however, that Annual Compensation shall not be less than Executive's Annual Compensation for the immediately preceding calendar year.

5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be allowed to participate fully in any disability, death benefit, retirement, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans.

6. Termination of Employment. In the event there is a Termination (as hereinafter defined) of the Executive for any reason other than for good cause (as hereinafter defined), death, retirement or disability, the Executive shall receive, upon his Termination of employment with either of the Companies, the Termination Benefits set forth hereinbelow. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft constituting a felony, or an act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

7. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Compensation, disability, death, retirement, pension or profit sharing benefits (unless such reduction shall have been applied to all Bank employees as part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Company's relocation or a change in the Executive's base location, or (iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 10 hereof.

8. Termination Benefits. The following benefits shall be Termination
Benefits:

(a) The Companies shall pay to the Executive the Executive's full Annual Compensation through the effective date of his Termination at the rate in effect at the time notice of termination is given or at time of Termination, if earlier, and in addition

(b) The Companies shall pay to the Executive, at Executive's option, either:
(i) within ten (10) days of his Termination an additional lump sum amount equal to three (3) times the Annual Compensation then in effect pursuant to paragraph 4 above, which sum shall be reduced to present value as determined by a certified public accountant to be agreed upon between the parties, or
(ii) three equal payments each in an amount equal to the Executive's Annual Compensation then in effect, the first such payment to be made within ten
(10) days of the Termination and each subsequent payment to be made annually on the anniversary date of the initial payment, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, pension and profit sharing plans, and in addition

(d) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for the greater of one year or the remaining term of this Agreement following his Termination, health insurance and group life insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.

9. Indemnity. The Companies shall indemnify the Executive and hold him harmless for any acts or decisions made by him in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for him under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

10. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when mailed at any general or branch United States Post Office enclosed in a certified post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

To the Companies: Trustco Bank Corp NY
                  Trustco Bank New York
                  320 State Street
                  Schenectady, NY 12301

To the Executive: Robert A. McCormick
                  16 Greenlea Drive
                  Clifton Park, NY 12065

provided, however, that any notice of change of address shall be effective only upon receipt.

11. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, his heirs, executors, administrators and legal representatives. The Executive may assign his right to payment under this Agreement, but not his obligations under this Agreement.

12. Governing Law. This Agreement shall be governed by the laws of the State of New York.

13. Modification. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

TRUSTCO BANK CORP NY

By:

TRUSTCO BANK NEW YORK

By:

ROBERT A. McCORMICK

C011091BC1

Schedule A to Agreement among Companies and Robert A. McCormick

Calendar Year  Annual Salary  Approval of Companies
1992           $550,000.00
1993           $650,000.00
1994           $700,000.00

TRUSTCO BANK CORP NY

By:

TRUSTCO BANK NEW YORK

By:

AGREEMENT OF EXECUTIVE

By:
Robert A. McCormick

AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN TRUSTCO BANK NEW YORK AND TRUSTCO BANK CORP NY AND ROBERT A. McCORMICK

WHEREAS, Trustco Bank New York and Trustco Bank Corp NY (herein referred to as the "Companies") entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the "Agreement"); with Robert
A. McCormick (herein referred to as the "Executive"); and

WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

NOW, THEREFORE, the Agreement is hereby amended effective June 21, 1993, in the following respect:

Section 5 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

"5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

a. The Executive shall be allowed to participate fully in any disability, death benefit, retirement, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans; and

b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement."

IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK    TRUSTCO BANK CORP NY
By:                      By:
Robert A. McCormick      Robert A. McCormick



[DESCRIPTION] EXHIBIT 10(b) TO FORM 10-K

Executive Employment Agreement for N.A. McNamara

EMPLOYMENT AGREEMENT
between
TRUSTCO BANK NEW YORK
and
TRUSTCO BANK CORP NY
and
NANCY A. MCNAMARA

AGREEMENT

AGREEMENT, dated as of July 15, 1992, (the "Agreement"), by and between Trustco Bank New York (the "Bank"), a New York banking corporation and Trustco Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York and Nancy A. McNamara (the "Executive"), residing at 26 Berkshire Drive West, Clifton Park, New York 12065.

1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

2. Term. The term of this Agreement shall commence on the date first above written and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1, of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

4. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto, (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans.

7. Termination of Employment. If there shall be a Termination (as hereinafter defined) of the Executive for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination of employment with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

8. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, retirement other than at the mandatory retirement age, executive incentive compensation, pension or profit sharing benefits, (unless such reductions shall have been applied to all bank employees as apart of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a non-renewal notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

9. Termination Benefits. The following benefits shall be Termination
Benefits:

(a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his termination at the rate in effect at the time notice of termination is given or at time of termination, if earlier, and in addition

(b) The Companies shall pay to the Executive within ten (10) days of Termination an additional lump sum amount equal to that Executive's Annual Base Salary then in effect, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

(d) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.

10. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

11. Notices. All notices, request, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when personally delivered or mailed at any general or branch United States Post Office enclosed in a post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

To the Companies: Trustco Bank Corp NY
                  Trustco Bank New York
                  320 State Street
                  Schenectady, NY 12305

To the Executive: Nancy A. McNamara
                  26 Berkshire Drive West
                  Clifton Park, NY 12065

Provided, however, that any notice of change of address shall be effective only upon receipt.

12. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

13. Governing Law. This Agreement shall be governed by the laws of the State of New York.

14. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of July, 1992.

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

By:
Nancy A. McNamara

Attest:

Secretary

C071092CAM2

Schedule A to Agreement among Companies and Nancy A. McNamara

Calendar Year  Annual Salary  Approval of Companies
1992           $160,000.00
1993           $200,000.00
1994           $230,000.00

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

AGREEMENT OF EXECUTIVE

By:
Nancy A. McNamara

AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN TRUSTCO BANK NEW YORK AND TRUSTCO BANK CORP NY AND NANCY A. MCNAMARA

WHEREAS, Trustco Bank New York and Trustco Bank Corp NY (herein referred to as the "Companies") entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the "Agreement"); with Nancy A. McNamara (herein referred to as the "Executive"); and

WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

NOW, THEREFORE, the Agreement is hereby amended effective June 21, 1993, in the following respect:

Section 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

"6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

a. The Executive shall be eligible to participate fully in any, retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and,

b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement."

IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK    TRUSTCO BANK CORP NY
By:                      By:
Nancy A. McNamara        Nancy A. McNamera



[DESCRIPTION] EXHIBIT 10(c) TO FORM 10-K

Executive Employment Agreement for W.F. Terry

EMPLOYMENT AGREEMENT
between
TRUSTCO BANK NEW YORK
and
TRUSTCO BANK CORP NY
and
WILLIAM F. TERRY

AGREEMENT

AGREEMENT, dated as of July 15, 1992, (the "Agreement"), by and between Trustco Bank New York (the "Bank"), a New York banking corporation and Trustco Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York and William F. Terry (the "Executive"), residing at 9 Birchwood Court, Loudonville, New York 12211.

1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

2. Term. The term of this Agreement shall commence on the date first above written and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1, of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

4. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto, (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans.

7. Termination of Employment. If there shall be a Termination (as hereinafter defined) of the Executive for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination of employment with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

8. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, retirement other than at the mandatory retirement age, executive incentive compensation, pension or profit sharing benefits, (unless such reductions shall have been applied to all bank employees as apart of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a non-renewal notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

9. Termination Benefits. The following benefits shall be Termination
Benefits:

(a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his termination at the rate in effect at the time notice of termination is given or at time of termination, if earlier, and in addition

(b) The Companies shall pay to the Executive within ten (10) days of Termination an additional lump sum amount equal to that Executive's Annual Base Salary then in effect, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

(d) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.

10. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

11. Notices. All notices, request, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when personally delivered or mailed at any general or branch United States Post Office enclosed in a post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

To the Companies: Trustco Bank Corp NY
Trustco Bank New York
320 State Street
Schenectady, NY 12305

To the Executive: William F. Terry
9 Birchwood Court
Loudonville, NY 12211

Provided, however, that any notice of change of address shall be effective only upon receipt.

12. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

13. Governing Law. This Agreement shall be governed by the laws of the State of New York.

14. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of July, 1992.

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

By:
William F. Terry

Attest:

Secretary

C071092CAM1

Schedule A to Agreement among Companies and William F. Terry

Calendar Year  Annual Salary  Approval of Companies
1992            $160,000.00
1993            $200,000.00
1994            $230,000.00

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

AGREEMENT OF EXECUTIVE

By:
William F. Terry

AMENDMENT NO. 1 TO
EMPLOYMENT AGREEMENT BETWEEN
TRUSTCO BANK NEW YORK AND
TRUSTCO BANK CORP NY AND
WILLIAM F. TERRY

WHEREAS, Trustco Bank New York and Trustco Bank Corp NY (herein referred to as the "Companies") entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the "Agreement"); with William
F. Terry (herein referred to as the "Executive"); and

WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

NOW, THEREFORE, the Agreement is hereby amended effective June 21, 1993, in the following respect:

Section 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

"6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

a. The Executive shall be eligible to participate fully in any, retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and,

b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement."

IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK    TRUSTCO BANK CORP NY
By:                      By:
William F. Terry         William F. Terry



[DESCRIPTION] EXHIBIT 10(d) TO FORM 10-K

Executive Employment Agreement for P.A. Zakriski

EMPLOYMENT AGREEMENT
between
TRUSTCO BANK NEW YORK
and
TRUSTCO BANK CORP NY
and
PETER A. ZAKRISKI

AGREEMENT

AGREEMENT, dated as of July 15, 1992, (the "Agreement"), by and between Trustco Bank New York (the "Bank"), a New York banking corporation and Trustco Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York and Peter A. Zakriski (the "Executive"), residing at 86 St. Stephen's Lane West, Scotia, New York 12302.

1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

2. Term. The term of this Agreement shall commence on the date first above written and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1, of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

4. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto, (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans.

7. Termination of Employment. If there shall be a Termination (as hereinafter defined) of the Executive for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination of employment with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

8. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, retirement other than at the mandatory retirement age, executive incentive compensation, pension or profit sharing benefits, (unless such reductions shall have been applied to all bank employees as apart of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a non-renewal notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

9. Termination Benefits. The following benefits shall be Termination
Benefits:

(a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his termination at the rate in effect at the time notice of termination is given or at time of termination, if earlier, and in addition

(b) The Companies shall pay to the Executive within ten (10) days of Termination an additional lump sum amount equal to that Executive's Annual Base Salary then in effect, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

(d) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.

10. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

11. Notices. All notices, request, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when personally delivered or mailed at any general or branch United States Post Office enclosed in a post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

To the Companies: Trustco Bank Corp NY
                  Trustco Bank New York
                  320 State Street
                  Schenectady, NY 12305

To the Executive: Peter A. Zakriski
                  86 St. Stephen's Lane West
                  Scotia, NY 12302

Provided, however, that any notice of change of address shall be effective only upon receipt.

12. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

13. Governing Law. This Agreement shall be governed by the laws of the State of New York.

14. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of July, 1992.

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

By:
Peter A. Zakriski

Attest:

Secretary

C071092CAM4

Schedule A to Agreement among Companies and Peter A. Zakriski

Calendar Year  Annual Salary  Approval of Companies
1992           $110,000.00
1993           $115,000.00
1994           $120,000.00

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

AGREEMENT OF EXECUTIVE

By:
Peter A. Zakriski

AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN TRUSTCO BANK NEW YORK AND TRUSTCO BANK CORP NY AND PETER A. ZAKRISKI

WHEREAS, Trustco Bank New York and Trustco Bank Corp NY (herein referred to as the "Companies") entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the "Agreement"); with Peter A. Zakriski (herein referred to as the "Executive"); and

WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

NOW, THEREFORE, the Agreement is hereby amended effective June 21, 1993, in the following respect:

Section 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

"6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

a. The Executive shall be eligible to participate fully in any, retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and,

b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement."

IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK    TRUSTCO BANK CORP NY
By:                      By:
Peter A. Zakriski        Peter A. Zakriski



[DESCRIPTION] EXHIBIT 10(e) TO FORM 10-K


Executive Employment Agreement for R.A. Pidgeon

EMPLOYMENT AGREEMENT
between
TRUSTCO BANK NEW YORK
and
TRUSTCO BANK CORP NY
and
RALPH A. PIDGEON

AGREEMENT

AGREEMENT, dated as of July 15, 1992, (the "Agreement"), by and between Trustco Bank New York (the "Bank"), a New York banking corporation and Trustco Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York and Ralph A. Pidgeon (the "Executive"), c/o Trustco Bank New York, 320 State Street, Schenectady, New York 12305.

1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

2. Term. The term of this Agreement shall commence on the date first above written and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1, of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

4. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto, (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans.

7. Termination of Employment. If there shall be a Termination (as hereinafter defined) of the Executive for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination of employment with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

8. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, retirement other than at the mandatory retirement age, executive incentive compensation, pension or profit sharing benefits, (unless such reductions shall have been applied to all bank employees as apart of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a non-renewal notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

9. Termination Benefits. The following benefits shall be Termination
Benefits:

(a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his termination at the rate in effect at the time notice of termination is given or at time of termination, if earlier, and in addition

(b) The Companies shall pay to the Executive within ten (10) days of Termination an additional lump sum amount equal to that Executive's Annual Base Salary then in effect, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

(d) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.

10. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

11. Notices. All notices, request, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when personally delivered or mailed at any general or branch United States Post Office enclosed in a post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

To the Companies: Trustco Bank Corp NY
                  Trustco Bank New York
                  320 State Street
                  Schenectady, NY 12305

To the Executive: Ralph A. Pidgeon
                  c/o Trustco Bank New York
                  320 State Street
                  Schenectady, NY 12305

Provided, however, that any notice of change of address shall be effective only upon receipt.

12. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

13. Governing Law. This Agreement shall be governed by the laws of the State of New York.

14. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th day of July, 1992.

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

By:
Ralph A. Pidgeon

Attest:

Secretary

C071092CAM3

Schedule A to Agreement among Companies and Ralph A. Pidgeon

Calendar Year  Annual Salary  Approval of Companies
1992           $160,000.00
1993           $200,000.00
1994           $230,000.00

TRUSTCO BANK CORP NY

By:
President and Chief Executive Officer

TRUSTCO BANK NEW YORK

By:
President and Chief Executive Officer

AGREEMENT OF EXECUTIVE

By:
Ralph A. Pidgeon

AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN TRUSTCO BANK NEW YORK AND TRUSTCO BANK CORP NY AND RALPH A. PIDGEON

WHEREAS, Trustco Bank New York and Trustco Bank Corp NY (herein referred to as the "Companies") entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the "Agreement"); with Ralph A. Pidgeon (herein referred to as the "Executive"); and

WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

NOW, THEREFORE, the Agreement is hereby amended effective June 21, 1993, in the following respect:

Section 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

"6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

a. The Executive shall be eligible to participate fully in any, retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and,

b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement."

IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK    TRUSTCO BANK CORP NY
By:                      By:
Ralph A. Pidgeon         Ralph A. Pidgeon


[DESCRIPTION] EXHIBIT 10(f) TO FORM 10-K


1985 TRUSTCO BANK CORP NY
STOCK OPTION PLAN
(as amended through December 31, 1992)

SECTION 1: PURPOSE

This Stock Option Plan (the "Plan") has been established by TrustCo Bank Corp NY (the "Company") to advance the interests of the Company and its stockholders by providing to certain key employees an opportunity to acquire equity ownership in the Company and the incentive advantages inherent in that equity ownership.

SECTION 2: DEFINITIONS

When capitalized and used in this Plan, each of the following terms or phrases has the indicated meaning, unless a different meaning is clearly implied by the context:

"Adoption Date" means the date this plan is duly adopted by the Board.

"Board" means the Company's Board of Directors.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Committee to be appointed by the Board from time to time and to consist of three or more members of the Board who have not been eligible to receive options under the Plan at any time within a period of one year immediately preceding the date of their appointment to such Committee.

"Company" means TrustCo Bank Corp NY and its subsidiaries.

"Disability" means a Participant's termination of employment by the Company or a Participating Subsidiary by reason of his permanent and total disability, as defined in Code Section 22(e)(3).

"Eligible Employee" means any executive or other key managerial employee of the Company or any Participating Subsidiary who is a full-time, salaried employee of the Company or any Participating Subsidiary, provided he is so employed at the date any Stock Option is granted to him.

"Fair Market Value" means the current fair market value of any Stock subject to a Stock Option. During such time as the Stock is not listed on an established stock exchange, fair market value per share shall be the mean between the closing dealer "bid" and "ask" prices for the Stock as quoted by NASDAQ for the day of the grant and if "bid" and "ask" prices are quoted for the day of the grant, the fair market value shall be determined by reference to such prices on the next preceding day on which such prices were quoted. If the Stock is listed on an established stock exchange or exchanges, the fair market value shall be deemed to be the highest closing price of the Stock on such stock exchange or exchanges on the day the option is granted or, if no sale of Stock has been made on any stock exchange on that day, the fair market value shall be determined by reference to such price for the next preceding day on which a sale occurred. In the event that Stock is not traded on an established stock exchange, and no closing dealer "bid" and "ask" prices are available, then the purchase price shall be 100 percent of the fair market value of one share of Stock on the day the option is granted, as determined by the Committee in good faith. The purchase price shall be subject to adjustment only as provided in Section 9 of the Plan.

"Incentive Stock Option" means an option granted to a Participant under this Plan to purchase the Company's Stock, which is designated as an Incentive Stock Option and which satisfies the requirements of Code Section 422, as amended.

"Nonqualified Stock Option" means an option granted to a Participant under this Plan to purchase the Company's Stock and which is not an Incentive Stock Option.

"Option Agreement" means the written agreement executed between the Participant and the Company evidencing the award of Stock Options under this Plan, as more particularly described in Section 7.

"Participant" means any Eligible Employee who has been awarded any Stock Option(s) under this Plan and his heirs, legatees, or personal representatives who may succeed to his interests under any Option
Agreement at his death.

"Participating Subsidiary" means a Subsidiary some or all of whose employees have been designated as Eligible Employees by the Board.

"Plan" means the TrustCo Bank Corp NY Stock Option Plan as embodied in this document including all amendments to this document made from time to time.

"Shareholder-Employee" means any Eligible Employee who at the time an Incentive Stock Option is to be granted to him under this Plan owns (within the meaning of Code Section 442(b)(6) and (c)(5)) more than 10 percent of the combined voting power of all classes of the Company's Stock or of its parent or subsidiary companies (if any).

"Stock" means shares of the Company's common stock.

"Stock Appreciation Right" means a right, granted to a Participant concurrently with the grant of a Nonqualified Stock Option, to receive a cash payment from the Company upon the partial or complete cancellation of that option by a Participant. Each option agreement may provide that the Participant may from time to time elect to cancel all or any portion of the option then subject to exercise, in which event the Company's obligation in respect of such option may be discharged by payment to the Participant of an amount in cash equal to the excess, if any, of the fair market value at the time of cancellation of the shares subject to the option or the portion thereof so cancelled, over the aggregate purchase price for such shares as set forth in the option agreement. In the event of such a cancellation, the number of shares as to which such option was cancelled shall not become available for use under the Plan.

"Stock Option" or "Option" means a right granted under this Plan to purchase Company Stock, including a Nonqualified Stock Option or an Incentive Stock Option.

"Subsidiary" means a corporation of which stock possessing 50% or more of the total combined voting power of all classes of its stock entitled to vote generally in the election of directors is owned in the aggregate by the Company directly or indirectly through one or more Subsidiaries.

SECTION 3: PLAN ADMINISTRATION

The Plan is to be administered by the Committee except as otherwise provided in the Plan. Subject to all other Plan provisions, the Committee is expressly empowered to:

1. select the Eligible Employees who are to receive Stock Options and Stock Appreciation Rights under this Plan from time to time and grant those Options and Stock Appreciation Rights;

2. determine the time(s) at which Stock Options and Stock
Appreciation Rights are to be granted;

3. determine the number of shares of Stock to be subject to a Stock Option granted to any Participant;

4. determine the option price and term of each Stock Option granted under this Plan (including whether it is to be an Incentive Stock
Option or Nonqualified Stock Option) and all other terms and conditions to be included in the Option Agreement relating to any Stock Options under this Plan;

5. determine the duration and purposes of leaves of absence which may be granted to a Participant without constituting a termination of employment or service for purposes of the Plan;

6. determine all matters of interpretation of the Plan and any Option Agreement, and the Committee's decision is to be binding and conclusive on all persons;

7. determine, in its sole discretion, whether the Company is to accept Stock previously acquired by a Participant as payment of the option price for Stock Options granted under this Plan;

8. prescribe, amend and rescind all rules and regulations relating to the Plan and its operations;

9. in the event of the Company's or a Participating Subsidiary's merger, consolidation, dissolution or liquidation, accelerate the exercise date and expiration date for any unexercised Stock Options then outstanding; and

10. make all other determinations and decisions and take all further actions deemed necessary or advisable for the Plan's administration.

Notwithstanding any conflicting Plan provision, the Board reserves the right, by written resolution duly adopted by the Board, to terminate from time to time any and all powers delegated to the Committee by the express Plan provisions and, in that event, those Committee powers so terminated by the Board shall revert to and be fully exercisable by the Board to the same extent as they were exercisable by the Committee, provided that no termination of the Committee's powers shall be retroactively effective. Any termination of the Committee's powers under this Plan shall not be deemed a Plan amendment. No Committee or Board member may participate in the decision to award any Stock Option or Stock Appreciation Right under this Plan to himself. Neither the Board nor the Committee may, without the Participant's consent, change the terms and conditions of any Option Agreement after its execution, except to the extent that the Agreement may, by its terms, be so amended.

SECTION 4: PLAN EFFECTIVE DATE AND DURATION

This Plan is effective as of the Adoption Date, subject, however, to the Plan's approval by the Company's shareholders either on or before the Adoption Date or within the 12-month period following the Adoption Date. If shareholder approval is not so obtained, all Stock Options, Stock Appreciation Rights and Option Agreements granted under this Plan shall automatically be null and void, ab initio. No Stock Option may be granted under this Plan at any date which is 10 years or more after the Adoption Date.

SECTION 5: AMENDMENTS AND TERMINATIONS

This plan may be amended, suspended, terminated or reinstated, in whole or in part, at any time by the Board; provided, however, that without the approval of the Company's stockholders, the Board may not:

1. except as provided in Section 9, increase the number of shares of Stock subject to Stock Options issued under this Plan;

2. extend the maximum period during which a Stock Option may be exercised;

3. extend the maximum period during which Incentive Stock Options may be granted under this Plan; or

4. change the class of Eligible Employees.

SECTION 6: SHARES SUBJECT TO THE PLAN

The total number of shares available for grants of Stock Options under this Plan is 60,000, subject to the adjustments under Section
9. If a Stock Option or a portion thereof expires or terminates for any reason without being exercised in full, the unpurchased shares covered by the Option are to be available for future Stock Option grants under this Agreement.

SECTION 7: GRANTS OF OPTIONS

Nonqualified Stock Options may be granted to any Eligible Employee, at the time(s) and upon such terms and conditions as may be selected by the Committee. At the time of grant of a Nonqualified Stock Option, the Committee may, in its discretion, also grant to the Eligible Employee Stock Appreciation Rights for the total number of shares subject to that Option. The grant of a Nonqualified Stock Option and, if appropriate, Stock Appreciation Rights shall be evidenced by an Option Agreement between the Eligible Employee and the Company containing any terms and conditions specified by the Committee, but including the terms described in Section 8.

Incentive Stock Options may be granted to any Eligible Employee, at the time(s) and upon such terms and condition as may be selected by the Committee, subject, nevertheless to the following:

1. The aggregate Fair Market Value (as of the date the Incentive Stock Option is granted) of the Stock subject to Incentive Stock Options granted to any Eligible Employee during one calendar year (under this Plan and all other plans of the Company and its Subsidiaries providing "incentive stock options" within the meaning of Code Section 422A(b)) shall not exceed the sum of: (i) $100,000; and (ii) the amount of any "unused limit carryover" which may be taken into account for that calendar year with respect to that Eligible Employee under Code Section 422(A)(c)(4).

2. the grant shall be evidenced by an Option Agreement between the Company and the Eligible Employee containing any terms and conditions specified by the Committee, except that those terms and conditions must conform with Section 8 and must be consistent with the requirements for an "incentive stock option" as described in Code
Section 422A(b).

SECTION 8: TERMS OF OPTIONS AGREEMENT

All Option Agreements for Incentive Stock Options issued under this Plan must include terms that are consistent with the following:

1. The Participant shall be entitled to purchase the number of shares subject to the Stock Option, upon his exercise of that Option, at a price no less than 100% of the Stock's Fair Market Value at the date of the grant; provided, however, that in the case of an Incentive Stock Option granted to a Shareholder-Employee, the option price is to be no less than 110% of that Fair Market Value.

2. At the option's exercise, the option price may be paid in cash or cash equivalent--that is, by certified check, bank draft or postal or express money orders made payable to the Company's order in U.S. dollars. Alternatively, in the Committee's sole discretion, the option price may be paid, in whole or in part, by the Participant's exchange of Company Stock previously acquired by him, based on that Stock's Fair Market Value at the date of exchange. However, no Company Stock may be accepted in payment of the option price upon exercise of an Incentive Stock Option, if that Stock was acquired by the Participant's previous exercise of an Incentive Stock Option unless that Stock has been held by the Participant for more than 2 years after the date that previous Option was granted and more than 1 year after the date that previous Option was exercised.

3. The option may not be exercisable after the earlier of the following dates:

(i) If the Participant is not a Shareholder-Employee at the date of grant or the Option is not an Incentive Stock Option, the date 10 years after the date of grant;

(ii) If the Participant is a Shareholder-Employee at the date of grant and the Option is an Incentive Stock Option, the date 5 years after the date of grant;

(iii) If the Participant's employment terminates for reasons other than his death, disability, or retirement, the date three months after the date his employment terminates.

Notwithstanding the foregoing, the Committee, in its discretion, may further limit the period during which all or any portion of a Stock Option may be exercised and may accelerate the time at which an Option may be exercised.

4. Acceleration and the immediate right to exercise options in full will occur if any one or more of the following takes place:

(i) a contract providing for a merger or consolidation of the Company with or into another entity (except in the case where the Company is the surviving entity and the merger does not affect the stock interest of the stockholders of the Company) or a sale of substantially all the assets of the Company is executed;

(ii) a single entity or individual (including any related parties to such entity or individual) acquires 20% or more of the outstanding stock of the Company; or

(iii) a situation occurs in which, during any period of 12 consecutive months, individuals who at the beginning of such period were members of the Board cease for any reason to constitute at least a majority of the Board, unless the nomination or election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of such period.

5. The Stock Option(s) and any related Stock Appreciation Rights may be exercised only by the Participant during his lifetime and, after his death, only by his heirs, legatees or personal representatives who succeed to his interest under the Option Agreement. Neither the Option Agreement, the Stock Options nor the Stock Appreciation Rights issued under this Plan shall be transferable by the Participant other than by will or by the laws of descent and distribution.

6. Notwithstanding anything else to the contrary, no Incentive Stock Option may be exercised while there is outstanding (within the meaning of Code Section 422(c)(7)) any "incentive stock option" (within the meaning of Code Section 422A(b)) to purchase stock of the Company or any Subsidiary which was granted to the Participant prior to the grant of the Option sought to be exercised. The provisions of this Item 6 shall apply only to Incentive Stock Options granted prior to January 1, 1987.

7. In the case of Nonqualified Stock Options, the Option may be exercised while there is outstanding another Stock Option to purchase Stock of the Company or a Subsidiary which was granted to the Participant prior to the grant of the Option sought to be exercised.

8. The aggregate fair market value (determined at the time the option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by such individual during any calendar year (under all such plans of the individual's employer corporation and its parent and subsidiary corporation) shall not exceed $100,000. The provisions of this Item 8 shall apply to Incentive Stock Options granted after December 31, 1986.

9. The acceleration provisions of Section 8, Item 4 of the Plan shall override restrictions contained in Section 8, Item 8.

10. As to each Option granted a Participant since November 19, 1985, if the Participant's employment terminates by his death, disability or retirement, the exercise of each such Option shall accelerate and become exercisable in full upon such termination, and shall remain exercisable throughout the period permitted for exercise.

SECTION 9: RECAPITALIZATION

The number of shares of Stock subject to this Plan, the number of shares of Stock covered by each outstanding Option (and any corresponding Stock Appreciation Rights), and the price per share in each Option, are to be proportionately adjusted for any increase or decrease in the number of issued shares of Company Stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend (but only on the Company's common stock) or any other increase or decrease in the number of those shares effected without receipt of consideration by the Company.

Subject to any required action by the Stockholders if the Company shall be the surviving corporation in any merger or consolidation, each outstanding Stock Option (and any corresponding Stock Appreciation Rights) shall pertain to and apply to the securities to which a holder of the number of shares of stock subject to that Option would have been entitled. A dissolution or liquidation of the Company, a proposed sale of substantially all of the assets of the Company, or a merger or consolidation in which the Company is not the surviving Corporation, shall cause each outstanding Option (and any corresponding Stock Appreciation Rights) to terminate as of a date to be fixed by the Board; provided that no less than 30 days written notice of the date so fixed shall be given to each Optionee, and each Optionee shall have the right, during the period of 30 days preceding such termination, to exercise his option as to all or any part of the shares covered thereby, including shares as to which such option would not otherwise be exercisable.

The foregoing adjustments shall be made by the Committee. Fractional shares resulting from any adjustment in options pursuant to this
Section 9 may be settled as the Committee or the Board (as the case may be) shall determine.

SECTION 10: GOVERNMENT AND OTHER REGULATIONS

No Option shall be exercisable, no Stock shall be issued, no certificate for shares of Stock shall be delivered, and no payment shall be made under this Plan except in compliance with all applicable federal and state laws and regulations. The Company shall have the right to rely on the opinion of its counsel as to such compliance. Any share certificate issued to evidence Stock for which an Option is exercised may bear such legends and statements as the Committee may deem advisable to assure compliance with federal and state laws and regulations. No Option shall be exercisable, no Stock shall be issued, no certificate for shares shall be delivered, and no payment shall be made under this Plan until the Company has obtained such consent or approval as the Committee may deem advisable from regulatory bodies having jurisdiction over such matters.

SECTION 11: INDEMNIFICATION OF COMMITTEE

In addition to such other rights of indemnification that they may have as officers or directors, the Committee members shall be indemnified by the Company against the reasonable expenses, including attorneys' fees actually and necessarily incurred in connection with the Plan's administration and the defense of any action, suit, or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reasons of any action taken or failure to act under or in connection with the Plan or any Option or Stock Appreciation Right granted thereunder. The Committee members are also to be indemnified against all amounts paid by them in settlement thereof (provided that settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for gross negligence or willful misconduct in the performance of his/her duties; provided that within 60 days after institution of any such action, suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

SECTION 12: MISCELLANEOUS

The adoption of this Plan, its operation, or any documents describing or referring to this Plan (or any part thereof) shall not confer upon any employee any right to continue in the employ of the Company or in any way affect any right and power of the Company to terminate the employment of any employee at any time with or without assigning a reason thereof.

This Plan, insofar as it provides for grants, shall be unfunded, and the Company shall not be required to segregate any assets that may at any time be represented by grants under the Plan. Any liability of the Company to any person with respect to any grant under this Plan shall be based solely upon any contractual obligations which may be created pursuant to this Plan. No such obligation of the Company shall be deemed to be secured by any pledge of, or other encumbrance on, any property of the Company.

The Plan shall be administered in the State of New York and the validity, construction, interpretation, administration and effect of the Plan shall be determined solely in accordance with the laws of that State.



[DESCRIPTION] EXHIBIT 10(g) TO FORM 10-K

[TEXT]
TRUSTCO BANK CORP NY DIRECTORS STOCK OPTION PLAN

SECTION 1: PURPOSE OF THE PLAN

This Directors Stock Option Plan (the "Plan") has been established by TrustCo Bank Corp NY (the "Company") to advance the interest of stockholders and the Company by encouraging Directors to acquire a larger ownership in the Company. The resulting increased proprietary interest in the Company increases their incentive to continue active service as a Director and to oversee the success and growth of the Company.

SECTION 2: DEFINITIONS

"Adoption Date" means the date this plan is duly adopted by the Board.

"Board" means the Company's Board of Directors.

"Code" means the Internal Revenue Code of 1986, as amended.

"Committee" means the Compensation Committee of the Board.

"Company" means TrustCo Bank Corp NY.

"Director" means a member of the Board of Directors of TrustCo Bank
Corp NY.

"Fair Market Value" means the current fair market value of any Stock subject to a Stock Option. During such time as the Stock is not listed on an established stock exchange, fair market value per share shall be the mean between the closing dealer "bid" and "ask" prices for the Stock as quoted by NASDAQ for the day of the grant, and if no "bid" and "ask" prices are quoted for the day of the grant, the fair market value shall be determined by reference to such prices on the next preceding day on which such prices were quoted. If the Stock is listed on an established stock exchange or exchanges, the fair market value shall be deemed to be the highest closing price of the Stock on such stock exchange or exchanges on the day the option is granted or, if no sale of Stock has been made on any stock exchange on that day, the fair market value shall be determined by reference to such price for the next preceding day on which a sale occurred. In the event that Stock is not traded on an established stock exchange, and no closing dealer "bid" and "ask" prices are available, then the purchase price shall be 100 percent of the fair market value of one share of Stock on the day the option is granted, as determined by the Committee in good faith. The purchase price shall be subject to adjustment only as provided in Section 15 of the Plan.

"Grant Date" as used with respect to a particular Option, means the date as of which such Option is granted by the Committee pursuant to the Plan.

"Option" means the right, granted by the Committee pursuant to
Section 7 of the Plan, to purchase shares of Stock.

"Optionee" means the Director to which an Option is granted by the Committee pursuant to the Plan, except that employees of TrustCo Bank Corp NY or its subsidiaries, who are also Directors, shall not be eligible to receive grants under this plan.

"Plan" means this Directors Stock Option Plan as it may be amended from time to time.

"Stock" means shares of the Company's common stock.

"Total and Permanent Disability" as applied to an Optionee, means that the Optionee; (i) has established to the satisfaction of the Committee that the Optionee is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months (all within the meaning of Section 22(e)(3) of the Code); and (ii) has satisfied any other requirement imposed by the Committee.

SECTION 3: PLAN ADMINISTRATION

The Plan shall be administered by a committee composed of three or more Directors who are appointed by the Board as the Board's Compensation Committee and who may be members of the committee appointed to administer the TrustCo Bank Corp NY Stock Option Plan. The Board may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee, however caused, shall be filled by the Board. The Board shall elect one of the Committee's members as Chairman. The Committee shall hold meetings at such times and places as it may determine, subject to rules and to procedures not inconsistent with the provisions of the Plan. A majority of the authorized number of members of the Committee shall constitute a quorum for the transaction of business. Acts reduced to or approved in writing by a majority of the members of the Committee then serving shall be the valid acts of the Committee. A member of the Committee shall be eligible to be granted Options under this Plan while a member of the Committee. The Committee shall be vested with full authority to make such rules and regulations as it deems necessary or desirable to administer the Plan and to interpret the provisions of the Plan. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan shall be final, conclusive and binding upon all Optionees and any person claiming under or through an Optionee, unless otherwise determined by the Board.

Any determination, decision or action of the Committee provided for in the Plan may be made or taken by action of the Board if it so determines, with the same force and effect as if such determination, decision or action had been made or taken by the Committee. No member of the Committee or of the Board shall be liable for any determination, decision or action made in good faith with respect to the Plan or any Option granted under the Plan. The fact that a member of the Board shall at the time be, or shall theretofore have been or thereafter may be, a person who has received or is eligible to receive an Option shall not disqualify him or her from taking part in and voting at any time as a member of the Board in favor of or against any amendment or repeal of the Plan.

SECTION 4: PLAN EFFECTIVE DATE AND DURATION

This Plan is effective as of the Adoption Date, subject, however, to the Plan's approval by the Company's shareholders either on or before the Adoption Date of within the 12 month period following the Adoption Date. If shareholder approval is not so obtained, all Options granted under this Plan shall automatically be null and void, ab initio. No Option may be granted under this Plan at any date which is 10 years or more after the Adoption Date.

SECTION 5: AMENDMENT OR TERMINATION OF THE PLAN

The Board may at any time terminate, amend, modify or suspend the Plan, provided that, without the approval of the shareholders of the Company, no amendment or modification shall be made by the Board which:

(a) Increases the maximum number of shares as to which Options may be granted under the Plan;

(b) Alters the method by which the Option price is determined;

(c) Extends any Option for a period longer than 10 years after the Grant Date;

(d) Materially modifies the requirements as to eligibility for participation in the Plan;

(e) Amends Paragraphs 9(a) or 9(b) at intervals more frequent than once every six months except to the extent necessary to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder; or

(f) Alters this Section 5 so as to defeat its purpose.

Further, no amendment, modification, suspension or termination of the Plan shall in any manner affect any Option theretofore granted under the Plan without the consent of the Optionee or any person validly claiming under or through the Optionee.

SECTION 6: STOCK SUBJECT TO THE PLAN

(a) The stock to be issued upon exercise of Options granted under the Plan shall be TrustCo Bank Corp NY Stock, which shall be made available, at the discretion of the Board, either from authorized but unissued Stock or from Stock acquired by the Company, including shares purchased in the open market. The aggregate number of shares of Stock which may be issued under or subject to Options granted under this Plan shall not exceed 50,000 shares. The limitation established by the preceding sentence shall be subject to adjustment as provided in Section 15 of the Plan.

(b) In the event that any outstanding Option or portion thereof under the Plan for any reason expires or is terminated, the shares of Stock allocable to the unexercised portion of such Option may again be made subject to Option under the Plan.

SECTION 7: GRANT OF OPTIONS

The Committee may from time to time, subject to the provisions of the Plan, grant Options to Directors to purchase shares of Stock allotted in accordance with Section 6. All Options granted under this Plan shall be "Nonqualified Stock Options" for purposes of the Code.

SECTION 8: OPTION PRICE

The purchase price per share of each share of Stock which is subject to an Option shall be 100 percent of the Fair Market Value of a share of Stock on the date of the Grant Date.

SECTION 9: ELIGIBILITY OF OPTIONEES

(a) Options on 1,000 shares of Stock shall be granted annually at a meeting of the Board of Directors to be held each August, commencing with August, 1993, to those persons who are then Directors of the Company, except that if Counsel to the Company determines in his sole discretion that on such date the Company is in possession of material non-public information concerning its affairs, such grant shall be delayed until the third day on which trading occurs following the public dissemination of such information or the date of an event which renders such information immaterial.

(b) Subject to the terms of the Plan, and subject to review by the Board, the Committee shall have exclusive jurisdiction (i) to determine the dates on which, or the time periods during which, the Option may be exercised, (ii) to determine the purchase price of the shares subject to each Option in accordance with Section 8 of the Plan and (iii) to prescribe the form, which shall be consistent with the Plan, of the instrument evidencing any Options granted under the Plan.

(c) Neither anything contained in the Plan or in any document under the Plan nor the grant of any Option under the Plan shall confer upon any Optionee any right to continue as a Director of the Company or limit in any respect the right of the Company shareholders to terminate the Optionee's directorship at any time and for any reason.

SECTION 10: NON-TRANSFERABILITY OF OPTIONS

No Option granted under the Plan shall be assignable or transferable by the Optionee other than by will or the laws of descent and distribution, and during the lifetime of an Optionee the Option shall be exercisable only by such Optionee.

SECTION 11: TERM AND EXERCISE OF OPTIONS

(a) Each Option granted under the Plan shall terminate on the date which is 10 years after the Grant Date. The Committee at its discretion may provide further limitations on the exercisability of Options granted under the Plan. An Option may be exercised only during the continuance of the Optionee's service as a Director, except as provided in Sections 12 and 13 of the Plan.

(b) A person electing to exercise an Option shall give written notice to the Company of such election and of the number of shares he or she has elected to purchase, in such forms as the Committee shall have prescribed or approved, and shall at the time of exercise tender the full purchase price of the shares he or she has elected to purchase. The purchase price shall be paid in full in cash upon the exercise of the Option; provided, however, that in lieu of cash, with the approval of the Committee at or prior to exercise, an Optionee may exercise his or her Option by tendering to the Company shares of Stock owned by him or her and having a fair market value equal to the cash exercise price applicable to his or her Option, with the then fair market value of such stock to be determined in the same manner as provided in Section 8 of the Plan with respect to the determination of the fair market value of Stock on the date an Option is granted.

(c) An Optionee or a transferee of an Option shall have no rights as a stockholder with respect to any shares covered by his or her Option until the date the stock certificate is issued evidencing ownership of the shares. No adjustments shall be made for dividends (ordinary or extraordinary), whether in cash, securities or other property, or distributions or other rights, for which the record date is prior to the date such stock certificate is issued, except as provided in
Section 15 hereof.

SECTION 12: TERMINATION OF DIRECTORSHIP

If an Optionee's status as a Director ceases for any reason, any Option granted to him or her under the Plan shall terminate, and all rights under the Option shall cease, except:

(a) In the case of a Stock Option held by an Optionee that is not subject to Total and Permanent Disability, such Stock Option shall terminate 18 months after the termination of the Optionee's status as Director.

(b) In the case of a Stock Option held by an Optionee who is subject to Total and Permanent Disability, such Stock Option shall terminate upon its expiration date.

(c) In the case of the Optionee's death while serving as a director, such Stock Option shall terminate eighteen months after the date of death.

(d) The foregoing notwithstanding, no Option shall be exercisable after its expiration date.

SECTION 13: DEATH OF AN OPTIONEE

If an Optionee dies after ceasing to serve as a Director but within the period during which he or she could have exercised the Option under Section 12 of the Plan, then the Option may be exercised by the executors or administrators of the Optionee's estate, or by any person or persons who have acquired the Option directly from the Optionee by bequest or inheritance, within a period prescribed by the Committee after the Optionee's death, except that no Option shall be exercisable after its expiration date.

SECTION 14: MODIFICATION, EXTENSION AND RENEWAL OF OPTIONS

Subject to the terms and conditions and within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options granted under the Plan or accept the surrender of outstanding Options (to the extent not theretofore exercised) and grant new Options in substitution therefor. Without limiting the generality of the foregoing, the Committee may grant to an Optionee, if he or she is otherwise eligible and consents thereto, a new or modified Option in lieu of an outstanding Option for a number of shares, at an exercise price and for a term which are greater or lesser than under the earlier Option, or may do so by cancellation and regrant, amendment, substitution or otherwise, subject only to the general limitations and conditions of the Plan. The foregoing notwithstanding, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option theretofore granted under the Plan.

SECTION 15: CHANGES IN CAPITALIZATION

(a) In the event that the shares of the Company, as presently constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, stock split, combination of shares or otherwise) or if the number of such shares of stock shall be increased through the payment of a stock dividend, then, subject to the provisions of Subsection (c) below, there shall be substituted for or added to each share of stock of the Company which was theretofore appropriated, or which thereafter may become subject to an Option under the Plan, the number and kind of shares of stock or other securities into which each outstanding share of the stock of the Company shall be so changed or for which each such share shall be exchanged or to which each such share shall be entitled, as the case may be. Outstanding Options shall also be appropriately amended as to price and other terms, as may be necessary to reflect the foregoing events.

(b) If there shall be any other change in the number or kind of the outstanding shares of the stock of the Company, or of any stock or other securities into which such stock shall have been changed, or for which it shall have been exchanged, and if the Board or the Committee (as the case may be), shall in its sole discretion, determine that such change equitably requires an adjustment in any Option which was theretofore granted or which may thereafter be granted under the Plan, then such adjustment shall be made in accordance with such determination.

(c) A dissolution or liquidation of the Company or a merger or a consolidation in which the Company is not the surviving corporation, shall cause each outstanding Option to terminate, except to the extent that another corporation may and does in the same transaction assume and continue the Option or substitute its own Options. In either event, the Board or the Committee (as the case may be) shall have the right to accelerate the time within which the Option may be exercised.

(d) Fractional shares resulting from any adjustment in Options pursuant to this Section 15 may be settled as the Board or the Committee (as the case may be) shall determine.

(e) To the extent that the foregoing adjustments relate to stock or securities of the Company such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Notice of any adjustment shall be given by the Company to each holder of an Option which shall have been so adjusted.

(f) The grant of an Option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, to merge, to consolidate, to dissolve, to liquidate or to sell or transfer all or any part of its business or assets.

SECTION 16: LISTING AND REGISTRATION OF SHARES

(a) No Option granted pursuant to the Plan shall be exercisable in whole or in part if at any time the Board or the Committee (as the case may be) shall determine in its discretion that the listing, registration or qualification of the shares of Stock subject to such Option on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or the issue of shares thereunder, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board.

(b) If a registration statement under the Securities Act of 1933 with respect to the shares issuable upon exercise of any Option granted under the Plan is not in effect at the time of exercise, as a condition of the issuance of the shares the person exercising such Option shall give the Committee a written statement, satisfactory in form and substance to the Committee, that he or she is acquiring the shares for his or her own account for investment and not with a view to their distribution. The Company may place upon any stock certificate for shares issuable upon exercise of such Option the following legend or such other legend as the Committee may prescribe to prevent disposition of the shares in violation of the Securities Act of 1933 or other applicable law:

THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") AND MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT WITH RESPECT TO THEM UNDER THE ACT OR A WRITTEN OPINION OF COUNSEL FOR THE COMPANY THAT REGISTRATION IS NOT REQUIRED.

SECTION 17: MISCELLANEOUS

The Plan shall be administered in the State of New York and the validity, construction, interpretation, administration and effect of the Plan shall be determined solely in accordance with the laws of that State.



[DESCRIPTION] EXHIBIT 11 TO FORM 10-K


                                                              Exhibit 11

                              TRUSTCO BANK CORP NY

                                 1993 FORM 10-K

                    Computation of Net Income Per Common Share

                             Year Ended December 31

                                 1993             1992            1991

Net Income                    $20,325,000      $17,503,000     $12,861,000

Weighted Daily average number
of common shares outstanding   13,457,000       13,278,000      10,172,000

Net Income Per Common Share      $1.51            $1.32           $1.27
                                 ======           ======          ======

Note: Daily average shares outstanding for all years have been adjusted to reflect the 2 for 1 stock split in November 1993 and the 5 for 4 stock split in November 1992.


[DESCRIPTION] EXHIBIT 13 TO FORM 10-K

1993 Annual Report

TRUSTCO
Bank Corp NY

Subsidiary Bank:

Trustco Bank New York
Schenectady, New York
Member FDIC

Financial Highlights

($000 Omitted)
Except for Per Share Data
Unadjusted for Tax Equivalency               1993        1992        1991
                                      ___________     _______     _______
Operating Income                      $   152,850     158,693     110,652
Operating Expenses and Provision
    for Possible Loan Losses          $   116,714     131,865      92,935
Income Taxes                          $    12,516       9,325       4,856
Net Income                            $    20,325      17,503      12,861

Net Income Per Common Share<F1>       $      1.51        1.32        1.27
Cash Dividend Declared                $    11,560       8,936       5,788
Total Average Deposits                $ 1,767,531   1,675,479   1,001,304
Total Average Assets                  $ 1,946,715   1,852,180   1,149,775
Total Average Loans,
    Net of Unearned Income            $ 1,021,984   1,005,658     625,031
Total Average Investment
    Securities and
    Securities Held for Sale          $   649,300     624,541     418,295
Total Average Common
    Shareholders' Equity              $   125,648     116,238      74,951

At Year-End:
    Book Value Per Share<F1>          $      9.82        9.15        8.50
    Shares of Common Stock
      Outstanding                      13,223,478   6,583,520   5,228,192
    Total Equity Accounts             $   129,880     120,429     111,103

Ratio Analysis:
    Net Income to Gross Income             13.30%      11.03%      11.62%
    Net Income to Average Assets            1.04%        .94%       1.12%
    Net Income to Average Equity           16.18%      15.06%      17.16%
    Allowance for Loan Losses
    to Year-end Loans,
      Net of Unearned Income                3.21%       2.62%       1.86%

<F1> Adjusted for a 2 for 1 stock split in November 1993 and a 5 for 4 stock split in November 1992.

Total Average Equity
(dollars in millions)

1989       $ 51
1990       $ 57
1991       $ 75
1992       $116
1993       $126

Average Earning Assets
(dollars in millions)

1989       $  720
1990       $  821
1991       $1,091
1992       $1,768
1993       $1,835

Net Income Per Common Share<F1>
1989       $1.04
1990       $1.16
1991       $1.27
1992       $1.32
1993       $1.51

<F1> Adjusted for a 2 for 1 stock split in November 1993, a 5 for 4 stock split in November 1992, and 10% stock dividends in December 1991 and December 1990.

Cash Dividends Per Common Share<F1>
1989       $0.35
1990       $0.45
1991       $0.57
1992       $0.68
1993       $0.88

<F1> Adjusted for a 2 for 1 stock split in November 1993, a 5 for 4 stock split in November 1992, and 10% stock dividends in December 1991 and December 1990.

President's Message

  I am happy to report that 1993 was another record year at TrustCo. It is nice to be able to report our continuing progress during this period when apparently the banking industry has attained significant recovery from the difficulties of the past three or four years. Throughout this period, TrustCo has managed to avoid the pitfalls many others have experienced by sticking to the basics of the business and avoiding the current or in vogue products and precepts. We expect to continue in this vein, and are grateful for the enthusiasm of our staff and Boards in making this success a reality.

  Shareholder values continue to progress with net income for 1993 at $20.3 million, up a significant 16.1% over 1992. As planned, TrustCo's most important ratio, Return on Average Shareholders' Equity, was 16.2% for 1993, up from 15.1% in 1992. It is our commitment to ensure Return on Average Equity measures up favorably in any peer group, and we are comfortable that it does. TrustCo's five year average Return on Equity was 17.1%, and we have plans to methodically increase ROE to the 18% level for 1995.

  Barton Andreoli, President of Towne Paving Inc., joined the Boards of Trustco Bank New York and TrustCo Bank Corp NY during 1993; and Bernard King, Chairman of King Road Materials Inc., retired from both Boards during 1993. We thank Bernie for his many contributions and wish him well in retirement. I would like to thank all our Board members for their continued support and guidance through the year.

  We note with sorrow the passing of David Hume, Honorary Director, who served the Boards with distinction for many years.

  Senior staff changes included William Milton and James McLoughlin being promoted to Administrative Vice Presidents; Madeline Busch, Donald Csaposs, Ann Noble, Matthew Waschull, and George Wickswat were appointed Vice Presidents in their respective areas of responsibility. We closed the former Home & City main office on State Street, Albany and successfully merged the account base into Trustco's State Street office. We consider the consolidation complete, leaving us with 43 branch offices, with the expectation of at least one new office during the current year. We continue with our upgrading, targeting each branch for major renovation on an approximate 7 year cycle.

  Our search for appropriately priced acquisitions in our market area continues, though we are not engaged in any significant acquisition conversations at this time.

  We continue to work with some of the problem loans we acquired and want to report continuing progress in the legal actions. Though the litigation is taking longer than originally anticipated, we want shareholders to know we reserved sufficiently for these loans to ensure there will be no negative impact on TrustCo's future financial results as they are brought to conclusion.

  We completed a two for one stock split during the fourth quarter, effectively increasing dividend payments by 29.4% over last year. Our quarterly cash dividends have increased at a 25.9% compound annual rate over the last five years, a major accomplishment in the current banking climate.

  Trustco's Affordable Housing Program, designed to assist with homeownership, was expanded to the other markets that we serve after our initial success in Schenectady. This program is a model for community reinvestment and one of the most effective in our state.

  It has been suggested by reporters on occasion that TrustCo is a boring company to follow because the consistently good results don't make stimulating copy. All in all, 1993 was another "boring" year here at TrustCo with increases in all important areas and continuing benefits to the owners, employees, and the community.

  Our expectation is that 1994 will also be "boring." Our plans call for a repeat of 1993 income and growth successes, and newly added branches are contributing solidly to loan and deposit growth. The emphasis will continue on the Home Equity Loan and Home Equity Credit Line products on the lending side and the NOW account on the deposit side. Our Trust Department currently manages assets in excess of $600 million, and we look forward to increased penetration in the former Home & City branch territories.

  With the difficult economy, community needs have increased and Trustco has responded accordingly. As mentioned previously, we continue to expand our Affordable Housing Program. We have been able to provide increased employee and management participation in charitable and community organizations, as well as increase our corporate charitable donations in the Capital District area.

  The interesting times of the '90s in banking have been very challenging at TrustCo. We believe we have met the challenge successfully and will be able to continue this success into the future. We have a strong marketplace with the right products and a team of super employees to bring about the kind of results in the future that have brought us success in the past. With our focus, enthusiasm, and commitment, we will be able to compete successfully in the banking environment of the future.

                              Sincerely,

                              Robert A. McCormick,
                              President and Chief Executive Officer

P.S. December 31, 1993 marked the completion of my first decade as CEO of the Bank and Holding Company. I thought it appropriate to report the results of that stewardship. I thank the Company's Board and all of our employees for making us look so good.

                        Challenge and Progress
                               1983-1993

  1983-1993--A period characterized by turbulence in the banking industry. First the go-go times, followed quickly by the savings and loan debacle which decimated the industry, immediately followed by the commercial banking fiasco. Taken in total, this period was a very serious financial blow to taxpayers and to the shareholders of many banking institutions.

  Through it all, TrustCo has served its shareholders well with exemplary growth in the value of their investments, emerging as a leader in the financial services marketplace. The past decade has been a proving ground for our management team to significantly enhance the bank's profitability and productivity in behalf of shareholders.

  TrustCo's success is founded on its accountability and vitality which are well reflected in the following statistics:

Total Average Assets ($)

12/31/83     $  324,994,000
12/31/84        459,655,000
12/31/85        506,786,000
12/31/86        587,793,000
12/31/87        640,010,000
12/31/88        714,294,000
12/31/89        762,532,000
12/31/90        868,069,000
12/31/91      1,149,775,000
12/31/92      1,852,180,000
12/31/93      1,946,715,000

Assets per Employee ($)

12/31/83    $ 1,245,188
12/31/84      1,423,080
12/31/85      1,619,125
12/31/86      1,770,461
12/31/87      1,904,792
12/31/88      2,052,569
12/31/89      2,310,703
12/31/90      2,575,872
12/31/91      2,332,201
12/31/92      3,834,741
12/31/93      4,250,469

Net Income ($)

12/31/83     $ 3,362,000
12/31/84       3,828,000
12/31/85       4,851,000
12/31/86       5,650,000
12/31/87       6,671,000
12/31/88       7,826,000
12/31/89       9,446,000
12/31/90      10,575,000
12/31/91      12,861,000
12/31/92      17,503,000
12/31/93      20,325,000

Return on Equity (%)

12/31/83      12.30%
12/31/84      12.93%
12/31/85      14.89%
12/31/86      15.70%
12/31/87      16.68%
12/31/88      17.51%
12/31/89      18.62%
12/31/90      18.49%
12/31/91      17.16%
12/31/92      15.06%
12/31/93      16.20%

Market Price/Share ($)

12/31/83    $  2.83
12/31/84       3.62
12/31/85       5.81
12/31/86       5.74
12/31/87       6.69
12/31/88       8.56
12/31/89      10.08
12/31/90       9.45
12/31/91      13.50
12/31/92      16.88
12/31/93      22.75

  Since 1983, deposits have risen 534 percent. Average assets during this same period were boosted 499 percent to $1.947 billion. Our 43 branches--an increase of 207 percent--are staffed by 458 employees working in their own home towns, promoting the Bank's strong commitment and presence as a respected local employer. Assets per employee are up by 258 percent to $4.3 million, a tribute to our diligence in creating efficiency in operations.

  The net income of TrustCo was $3.36 million in 1983. It has increased 505 percent, ending 1993 at $20.33 million. During the past ten years, Return on Equity rose from 12.3 percent to 18+ percent, then diminished to 16.2 percent, and is on the way back to a planned 18 percent. This all important measure will stand up favorably against any index for any period we have been able to find. Last August, TrustCo increased its common stock dividend to shareholders for the seventeenth consecutive year. The price per share of TrustCo stock has climbed 704 percent. To put these achievements into perspective, consider that 100 shares of common stock purchased at the beginning of 1983 would be worth 1,611 shares of common stock today.

  It is important to note that TrustCo's achievements have been publicly recognized by external resources such as Louis Rukeyser's Wall Street in 1992 for its remarkable dividend record; selected in the same year by Financial World as one of the top 200 growth companies in the United States; cited on the 1993 Honor Roll for sustained superior performance over 10 years by the respected investment banking firm of Keefe, Bruyette & Woods, Inc.--one of only ten banks in the nation to earn this recognition. TrustCo continues to set and break its own records for financial performance and favorable trends quarter after quarter, year after year.

  The lifeblood of the bank is its capacity to adapt to the changing economy and the needs of its constituencies: shareholders, customers, and community. TrustCo has at its core a versatile management team whose diversity allows it to identify a range of initiatives and translate them into positive results. Conservative, proactive planning, consistent pursuit of the Capital Region retail and commercial customer markets, and exceeding the expectations of our shareholders are the guiding principles which have contributed to our success.

Consolidated Statements of Income                              10
Consolidated Statements of Condition                           11
Consolidated Statements of Changes in Shareholders' Equity     12
Consolidated Statements of Cash Flows                          13
Notes to Consolidated Financial Statements                     15
Independent Auditors' Report                                   25
Five-Year Summary                                              26
Financial Review                                               27
Distribution of Assets, Liabilities and Shareholders' Equity:
  Interest Rates and Interest Differential                     44
Price Range of Common Stock and Dividends Per Share            45

Consolidated Statements of Income

($000 Omitted)
For the Year Ended December 31,                 1993     1992     1991
                                            ________   ______   ______
Interest Income:
  Interest and Fees on Loans                $ 86,965   92,935   64,086
  Interest and Dividends on:
    U.S. Treasury and Agency                  28,976   29,125   24,560
    State and Municipal Obligations            1,416    2,810    4,274
    Mortgage Backed Securities                 8,444   12,389    4,467
    Other                                      2,944    2,190    1,067
  Interest on Federal Funds Sold               4,912    3,811    2,351
                                            ________  _______  _______
      Total Interest Income                  133,657  143,260  100,805
                                            ________  _______  _______
Interest Expense:
  Interest on Deposits:
    Regular Savings and NOW Accounts          27,530   31,850   16,068
    Money Market Deposit Accounts              2,937    4,720    4,575
    Certificates of Deposit
     (In Denominations of $100,000 or more)    1,819    2,578    1,362
    Other Time Accounts                       28,596   36,026   33,574
  Interest on Short-term Debt                    380      757    2,203
  Interest on Long-term Debt                     357      470      470
                                            ________  _______  _______
      Total Interest Expense                  61,619   76,401   58,252
                                            ________  _______  _______
      Net Interest Income                     72,038   66,859   42,553
Provision for Possible Loan Losses (Note 7)   11,576   12,693    6,490
                                            ________  _______  _______
      Net Interest Income after
          Provision for Possible Loan Losses  60,462   54,166   36,063
                                            ________  _______  _______
Other Operating Income:
  Trust Department Income                      4,347    3,869    3,972
  Fees for Other Services to Customers         6,489    6,378    3,862
  Credit Card Processing Income                  881    1,035      928
  Net Gains on Securities Transactions         6,239    2,939      402
  Other                                        1,237    1,212      683
                                            ________  _______  _______
      Total Other Operating Income            19,193   15,433    9,847
                                            ________  _______  _______
Other Operating Expense:
  Salaries and Employee Benefits              16,649   15,853   11,686
  Net Occupancy Expense of Bank Premises       3,446    3,534    2,483
  Equipment Expense                            3,650    4,182    2,614
  FDIC Insurance Expense                       3,985    3,654    2,064
  Advertising and Promotional Expense            999    2,168    1,486
  Professional Services                        2,508    4,295    1,481
  Other Real Estate Expenses                   4,679      215    1,481
  Supplies                                     1,207    1,286      878
  Credit Card Processing Expense               1,000    1,143      819
  Amortization of Goodwill                        --      880      126
  Other                                        5,396    5,561    3,075
                                            ________  _______  _______
      Total Other Operating Expense           43,519   42,771   28,193
                                            ________  _______  _______
Income Before Income Taxes and Cumulative
 Effect of a Change in Accounting Principle   36,136   26,828   17,717
Income Taxes (Note 11)                        12,516    9,325    4,856
                                            ________  _______  _______
Income Before Cumulative Effect
     of a Change in Accounting Principle      23,620   17,503   12,861
Cumulative Effect at January 1, 1993
     of a Change in Accounting Principle     (3,295)      --       --
                                            ________  _______  _______
Net Income                                  $ 20,325   17,503   12,861
                                            ========  ======== =======

Earnings Per Common Share:
Income Before Cumulative Effect
     of a Change in Accounting Principle    $   1.75     1.32     1.27

Cumulative Effect at January 1,
     1993 of a Change in Accounting Principle  (0.24)      --       --
                                            ________  _______  _______
Net Income Per Common Share                 $   1.51     1.32     1.27
                                            ========  ======== =======

Average Equivalent Shares Outstanding 13,457,000 for 1993, 13,278,000
for 1992, and 10,172,000 for 1991. Per share data for 1992 and 1991 adjusted for 2 for 1 stock split in November 1993 and for 5 for 4 stock split in November 1992.

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Condition

($000 Omitted)
December 31,                                             1993       1992
                                                   __________  _________
ASSETS
Cash and Due from Banks (Note 3)                   $   50,977     46,025
Trading Securities                                      2,106         --
Securities Held for Sale
(Approximate Market Value--$248,059 at
  December 31, 1993 and $124,400 at
  December 31, 1992) (Note 4)                         240,716    120,675
Investment Securities (Approximate Market Value
  $431,298 and $565,684 as of 1993
  and 1992, respectively) (Note 5):
    U.S. Treasury and Agency                          228,157    360,622
    State and Municipal Obligations                    23,017     44,318
    Mortgage Backed Securities                        138,376    111,455
    Other                                              27,256     31,883
                                                   __________  _________
      Total Investment Securities                     416,806    548,278
Federal Funds Sold                                    149,000    145,000
Loans and Discounts (Note 6)                        1,063,006  1,032,190
  Less:
    Unearned Income                                     2,358      3,649
    Allowance for Possible Loan Losses (Note 7)        34,087     26,919
                                                   __________  _________
      Net Loans and Discounts                       1,026,561  1,001,622
Bank Premises and Equipment (Note 8)                   24,893     22,499
Other Assets                                           60,239     60,453
                                                   __________  _________
      Total Assets                                 $1,971,298  1,944,552
                                                   ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand                                           $   96,034     99,846
  Regular Savings and NOW Accounts                    970,407    981,112
  Money Market Deposit Accounts                       110,630    115,726
  Certificates of Deposit
     (In Denominations of $100,000 or More)            37,452     31,747
  Other Time Accounts                                 579,709    542,875
                                                   __________  _________
      Total Deposits                                1,794,232  1,771,306
Short-term Debt (Note 9)                               18,323     20,849
Accrued Taxes, Expenses and Other Liabilities          26,113     26,968
Long-term Debt (Note 10)                                2,750      5,000
                                                   __________  _________
      Total Liabilities                             1,841,418  1,824,123

Commitments and Contingencies
       (Notes 12, l3 and 14)
Shareholders' Equity:
  Capital Stock; $1 par value.
     Shares authorized 25,000,000;
     13,588,044 and 6,771,103 shares issued
     at December 31, 1993 and 1992, respectively       13,588      6,771
  Surplus                                              91,955     98,115
  Undivided Profits                                    25,331     16,566
  Treasury Stock; 364,566 and 187,583 shares, at cost,
     at December 31, 1993 and 1992, respectively         (994)    (1,023)
                                                   __________  _________
      Total Shareholders' Equity                      129,880    120,429
                                                   __________  _________
      Total Liabilities and Shareholders' Equity   $1,971,298  1,944,552
                                                   ==========  =========

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

($000 Omitted)
                                                  Capital             Undivided   Treasury
For the Three Years Ended December 31, 1993         Stock    Surplus    Profits      Stock
                                                _________  _________  _________  _________
Beginning Balance, January 1, 1991              $   3,431     40,082     17,651       (999)
Net Income -- 1991                                     --         --     12,861         --
Cash Dividend Declared, $.57 per share                 --         --     (5,788)        --
Issuance of Common Stock, 1,441,050 shares for
  acquisition of Home & City Savings Bank           1,441     42,151         --         --
Stock Options Exercised, 17,662 shares                 18        279         --         --
Purchase of Treasury Stock, 1,155 shares               --         --         --        (24)
10% Stock Dividend (488,301 shares)                   488     16,237    (16,725)        --
                                                _________  _________  _________  _________
Ending Balance, December 31, 1991                   5,378     98,749      7,999     (1,023)
Net Income -- 1992                                     --         --     17,503         --
Cash Dividend Declared, $.68 per share                 --         --     (8,936)        --
Stock Options Exercised, 38,621 shares                 39        720         --         --
5 for 4 Stock Split (1,354,223 shares)              1,354     (1,354)        --         --
                                                _________  _________  _________  _________
Ending Balance, December 31, 1992                   6,771     98,115     16,566     (1,023)
Net Income -- 1993                                     --         --     20,325         --
Cash Dividend Declared, $.88 per share                 --         --    (11,560)        --
Stock Options Exercised, 23,919 shares                 24        444         --         --
Sale of 5,300 Treasury shares to Benefit Plans         --        189         --         29
2 for 1 Stock Split (6,793,022 shares)              6,793     (6,793)        --         --
                                                _________  _________  _________  _________
Ending Balance, December 31, 1993                 $13,588     91,955     25,331       (994)
                                                =========  =========  =========  =========

Per share data adjusted for 2 for 1 Stock Split in November 1993 and 5 for 4 Stock Split in November 1992.
See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

($000 Omitted)
For the Year Ended December 31,                         1993       1992       1991
                                                      _________  _________  _________
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities:
  Net Income before Change in Accounting Principle       23,620     17,503     12,861
  Change in Accounting Principle                         (3,295)        --         --
                                                      _________  _________  _________
Net Income                                               20,325     17,503     12,861
                                                      _________  _________  _________
Adjustments to Reconcile Net Income to Net Cash
    (Used in)/Provided by Operating Activities:
    Depreciation and Amortization                         2,373      2,245      1,193
    Provision for Possible Loan Losses                   11,576     12,693      6,490
    Amortization of Goodwill                                 --        880        126
    Provision for Deferred Tax Expense (Benefit)             46     (4,364)      (894)
    Net Gain on Sale of Securities                       (6,239)    (2,939)      (402)
    Purchase of Trading Securities                       (1,940)        --         --
    Proceeds from Sales of Securities Held for Sale      99,475         --         --
    Purchase of Securities Held for Sale               (153,596)        --         --
    (Increase) Decrease in Taxes Receivable              (1,505)     4,066     (4,532)
    Decrease (Increase) in Interest Receivable            3,345      1,939     (2,086)
    Decrease in Interest Payable                         (4,881)      (985)    (1,052)
    (Increase) Decrease in Other Assets                  (9,066)     6,244      3,036
    Increase (Decrease) in Accrued Expenses               3,354     (7,010)    (3,360)
                                                      _________  _________  _________
      Total Adjustments                                 (57,058)    12,769     (1,481)
                                                      _________  _________  _________
Net Cash (Used in)/Provided by Operating Activities     (36,733)    30,272     11,380
                                                      _________  _________  _________

Cash Flows from Investing Activities:
  Proceeds from Sales of Investment Securities            1,877    107,639     37,741
  Proceeds from Maturities of Investment Securities     229,288    299,559     66,229
  Purchase of Investment Securities                    (159,540)  (500,144)  (139,758)
  Net Decrease (Increase) in Loans                      (37,769)   (19,506)     6,792
  Proceeds from Sales of Real Estate Owned                6,091      3,127         __
  Cash Received in Payment for Acquisition of
       Home & City Savings Bank, Net of Cash Paid            --         --     25,486
  Capital Expenditures                                   (2,210)    (4,415)    (3,242)
                                                      _________  _________  _________
      Net Cash Provided by/(Used in)
                    Investing Activities                 37,737   (113,740)    (6,752)
                                                      _________  _________  _________

Cash Flows from Financing Activities:
  Net Increase in Deposits                               22,926    203,226     27,387
  Net Decrease in Short-term Debt                        (2,526)   (18,098)   (24,387)
  Repayment of Long-term Debt                            (5,000)        --         --
  Proceeds from Issuance of Long-term Debt                2,750         --         --
  Proceeds from Issuance of Common Stock                    468        759        297
  Payments to Acquire Treasury Stock                         --         --        (24)
  Proceeds from Sale of Treasury Stock                      218         --         --
  Dividends Paid                                        (10,888)    (8,394)    (4,883)
                                                      _________  _________  _________
    Net Cash Provided by/(Used in)
                  Financing Activities                    7,948    177,493     (1,610)
                                                      _________  _________  _________
Net Increase (Decrease) in Cash and Cash Equivalents      8,952     94,025      3,018
Cash and Cash Equivalents at Beginning of Year          191,025     97,000     93,982
                                                      _________  _________  _________
Cash and Cash Equivalents at End of Year               $199,977    191,025     97,000
                                                      =========  =========  =========

See Accompanying Notes to Consolidated Financial Statements
         .
Consolidated Statements of Cash Flows  (continued)
Composition of Cash and Cash Equivalents:
December 31,                                               1993       1992       1991
                                                      _________  _________  _________
Cash and Due from Banks                               $  50,977     46,025     62,000
Federal Funds Sold                                      149,000    145,000     35,000
                                                      _________  _________  _________
    Total Cash and Cash Equivalents                   $ 199,977    191,025     97,000
                                                      =========  =========  =========
Supplemental Disclosure of Cash Flow Information:
December 31,                                               1993       1992       1991
                                                      _________  _________  _________
Interest Paid                                         $  66,500     77,386     59,304
Income Taxes Paid                                         8,554      5,873      9,388
Transfer of Investment Securities
         to Securities Held for Sale                     60,055    120,675         --
Transfer of Loans to Real Estate Owned                    1,254     11,563     16,764
Sale of Real Estate Owned to Subsidiary                   2,557         --         --
Increase in Dividends Payable                               672        542        905
TrustCo purchased 100% of the common stock
        of Home & City Savings Bank (see Note 2).
        In conjunction with the acquisition,
        liabilities were assumed as follows:
    Fair Value of Assets Acquired                            --         --    844,215
    Cash Paid                                                --         --    (28,821)
    Market Value of Stock Issued                             --         --    (43,592)
                                                      _________  _________  _________
    Liabilities Assumed                               $      --         --    771,802
                                                      =========  =========  =========

See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

  The accounting and financial reporting policies of TrustCo Bank Corp NY (Company) and Trustco Bank New York (Bank) conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows.

  During 1993, the Company created a new subsidiary to hold and manage certain foreclosed properties. The enclosed consolidated financial statements include the accounts of this new subsidiary.

(b) Consolidation

  The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

(c) Investment Securities and Securities Held for Sale

  Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to first call or maturity date. Securities held for sale are held at the lower of amortized cost or market. Gains and losses on dispositions of these securities are based on the adjusted cost of the specific security sold.

  Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability to hold securities until maturity, they are classified as investment securities and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as held for sale and carried at the lower of cost or market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and other factors related to interest rate and resultant prepayment risk changes. Assets held in trading accounts are carried at market value.

(d) Loans

  Loans are carried at the principal amount outstanding. Related loan fees are generally amortized into income over the applicable loan or service period. Interest on discounted loans is accrued based upon methods which approximate the interest method.

  Loan income is recognized on the accrual basis of accounting. When in the opinion of management the collection of principal or interest is in doubt, the loan is categorized as non-accrual. Thereafter, no interest is taken into income until the borrower demonstrates the ability to make scheduled payments of interest and principal.

(e) Allowance for Possible Loan Losses

  An allowance for possible loan losses is maintained at a level considered adequate by management to provide for potential loan losses based on analysis of the credit risk of the loan portfolio including a review of past loan experience, current economic conditions and the underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge-offs.

  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

(f) Bank Premises and Equipment

  Bank premises and equipment are stated at cost less accumulated depreciation computed on either the straight-line or accelerated methods over the remaining useful lives of the assets. Occupancy expense comprises all expenses, including maintenance and repair, related to the operation of Bank premises, net of rental income. Gains or losses attributed to the retirement or sale of assets are credited or charged to operations in the year realized.

(g) Real Estate Owned

  Included in other assets are assets received from foreclosures and in-substance foreclosures. A loan is considered an in-substance foreclosure when little or no equity is present in the underlying collateral, considering the current fair value of the collateral; proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; control of the collateral is effectively abandoned, or because of the current financial condition it is doubtful that equity will be rebuilt or the loan repaid in the foreseeable future.

  Foreclosed assets, including in-substance foreclosures, held for sale are recorded on an individual basis at the lower of (1) fair value minus estimated costs to sell or (2) "cost" (defined as the fair value at initial foreclosure). When a property is acquired or identified as in-substance foreclosure, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent write downs are included in other noninterest expense. At December 31, 1993, the value of real estate owned was $19.2 million. The value of real estate owned at December 31, 1992 was $26.6 million.

(h) Income Taxes

  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and has chosen not to restate prior year financial statements. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Financial Instruments

  The Company is a party to certain financial instruments with off-balance sheet risk such as commitments to extend credit, unused lines of credit and letters of credit. It is the Company's policy to record such instruments when funded.

  In December 1991, the FASB issued Statement No. 107 which requires additional disclosure about fair value of financial instruments. The Company has adopted the provisions of Statement No. 107 and has provided the required disclosures in Note 15.

(j) Dividend Restrictions

  Banking regulations restrict the amount of cash dividends which may be paid during a year without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Company could pay $32.4 million plus one hundred percent of 1994 net profits.

(k) Amortization of Goodwill

 The excess of the fair value of consideration paid over net assets acquired (goodwill) was fully amortized as of December 31, 1992.

(l) Reclassification of Prior Year Statements

  It is the Company's policy to reclassify prior year financial statements to conform to the current year presentation.

(m) Pension and Other Postretirement Plans

  The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the five years before retirement. The cost of this program is being funded currently.

  The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits (also see note 12). Prior to 1993, the Company recognized these benefits on the pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the 1993 consolidated statement of income.

(2) Acquisition of Home & City Savings Bank

  On September 30, 1991, the Company acquired all of the outstanding common stock of Home & City Savings Bank of Albany, New York in a purchase business combination. The aggregate purchase price for the transaction was approximately $72 million consisting of cash and 1,441,050 shares of TrustCo common stock. The excess purchase price over the fair value of net assets acquired (goodwill) of approximately $2.5 million has been fully amortized.

  The results of operations of Home & City are included in the Company's consolidated statements of income from the date of acquisition.

  Assuming the acquisition had taken place January 1, 1991 a summary of the Company's unaudited consolidated results of operations on a pro forma basis for the twelve months ended December 31, 1991 would have been as follows:

                            (Unaudited)
($000 Omitted)                 1991
                            _________
Interest Income              $157,702
Net Interest Income          $ 61,955
Net Income                   $  8,017
Net Income per Common Share  $   1.53
                            =========

  The pro forma results are not necessarily representative of the actual results that would have occurred in the period presented, or what may be obtained in the future.

(3) Balances at Other Banks

  Trustco Bank New York maintains deposit accounts with several other commercial banks as compensation for services provided to the Bank in the normal course of business. These balances are not legally restricted as to withdrawal but result from informal agreements and are in lieu of fee assessments. As of December 31, 1993, a total of $79,000 was on deposit at other banks. This balance was $195,000 as of December 31, 1992. In addition, the Bank maintains a reserve balance at the Federal Reserve Bank of New York as required by regulation by the Federal Reserve System. This balance, legally restricted as to withdrawal, totaled $15,907,000 as of December 31, 1993, and $13,455,000 as of December 31, 1992. For the years ending December 31, 1993 and 1992 these balances averaged $15,517,000 and $14,961,000, respectively.

(4) Securities Held for Sale

  The book and market values of Securities Held for Sale at December 3l, 1993 and 1992 follows:

                                    1993                    1992
                         ________________________   ______________________
                                     Approximate              Approximate
                         Book          Market       Book         Market
($000 Omitted)           Value          Value       Value         Value
                         ________________________   ______________________

U.S. Treasury & Agency   $230,563    236,471        $110,507    113,721
Other                      10,153     11,588          10,168     10,679
                         ________________________   ______________________
  Total Securities
    Held for Sale        $240,716    248,059        $120,675    124,400
                         ========================   ======================

  The gross unrealized gains and losses in Securities Held for Sale at December 31, 1993 and 1992 follow:

($000 Omitted)                        1993      1992
                                     ______    ______
Gross Unrealized Gains
  U.S. Treasury & Agency             $7,289     3,298
  Other                               1,435       511
                                     ______    ______

  Total Unrealized Gains             $8,724     3,809
                                     ______    ______
Gross Unrealized Losses
  U.S. Treasury & Agency              1,381        84
  Other                                  --        --
                                     ______    ______

  Total Unrealized Losses             1,381        84
                                     ______    ______

  Net Unrealized Gain                $7,343     3,725
                                     ======    ======

  The anticipated maturity schedule of book and market values of Securities Held for Sale at December 31, 1993 follows:

                                                           Approximate
                                            Book             Market
($000 Omitted)                              Value             Value
                                            _________     _____________
Due in one year or less                     $      __            __
Due after one year through five years         148,925       148,204
Due after five years through ten years         81,638        88,267
Due after ten years                            10,153        11,588
                                            _________     _____________
                                            $ 240,716       248,059
                                            =========     =============

  Proceeds from sales of Securities Held for Sale during 1993 were approximately $99,475,000. During 1992 there were no sales of Securities Held for Sale.

  The gross realized gains on sales of Securities Held for Sale in 1993 were approximately $5,867,000.

  Gross realized losses on the sales of Securities Held for Sale in 1993 were $2,000.

  The book value of Securities Held for Sale that have been pledged to secure public deposits and for other purposes required by law amounted to $41,219,000 and $75,259,000 at December 31, 1993 and 1992,
respectively.

(5) Investment Securities

  The book and market values of Investment Securities at December 31, 1993 and 1992 follow:


                                      1993                    1992
                            ______________________    ___________________
                                     Approximate              Approximate
                            Book       Market         Book      Market
($000 Omitted)              Value       Value         Value      Value
                            ______________________    ___________________
U.S. Treasury & Agency      $228,157   237,008        $360,622   373,900
State and Municipal           23,017    23,471          44,318    44,787
Mortgage Backed
  Securities                 138,376   142,119         111,455   114,172
Other                         27,256    28,700          31,883    32,825
                            ______________________    ___________________
  Total Investment
    Securities              $416,806   431,298        $548,278   565,684
                            ======================    ===================

  The gross unrealized gains and losses in Investment Securities at December 31, 1993 and 1992 follow:

($000 Omitted)                            1993          1992
                                        ________      ________
Gross Unrealized Gains
  U.S. Treasury & Agency                $  8,851        13,280
  State and Municipal                        458           478
  Mortgage-Backed Securities               4,524         3,465
  Other                                    1,465         1,056
                                        ________      ________

  Total Unrealized Gains                  15,298        18,279
                                        ________      ________

Gross Unrealized Losses
  U.S. Treasury & Agency                      --             2
  State and Municipal                          4             9
  Mortgage-Backed Securities                 781           748
  Other                                       21           114
                                        ________      ________
  Total Unrealized Losses                    806           873
                                        ________      ________
  Net Unrealized Gain                   $ 14,492        17,406
                                        ========      ========

  The anticipated maturity schedule of book and market values of Investment Securities at December 31, 1993 follows:

                                                   Approximate
                                         Book        Market
($000 Omitted)                           Value        Value
                                       _________    _________

Due in one year or less                $ 108,534      109,193
Due after one year through five years    155,209      164,078
Due after five years through ten years    11,658       12,727
Due after ten years                        3,029        3,181
                                       _________    _________
                                         278,430      289,179
Mortgage Backed Securities               138,376      142,119
                                       _________    _________
                                       $ 416,806      431,298
                                        ========      ========

  Proceeds from sales of debt instruments included in investment securities during 1993, 1992, and 1991 were approximately $0, $107,639,000, and $37,178,000 respectively. All of the 1993 sales of debt securities were made from those securities designated as Held for Sale (See note 4). During 1993, the Company realized proceeds of approximately $1,877,000 from the sale of its portfolio of equity securities. Proceeds from this portfolio sale were used to acquire a small portfolio of equity securities. Management has designated these securities as trading assets and holds them at market value. The market value of trading securities at December 31, 1993 was $2,106,000. There were no trading assets as of December 31, 1992.

  The gross realized gains on sales of debt instruments in 1993, 1992, and 1991 were $0, $3,346,000, and $492,000 respectively. Gross realized gains on sales of equity instruments in 1993 were approximately $229,000.

  Gross realized losses on the sales and calls of debt instruments for 1993, 1992, and 1991 were $0, $407,000, and $26,000 respectively.
Gross realized losses on sales of equity instruments in 1993 were approximately $21,000.

  The book value of securities pledged to secure public deposits and for other purposes required by law amounted to $85,634,000 and $121,075,000 at December 31, 1993 and 1992, respectively.

  In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement is effective for financial statements for fiscal years beginning after December 15, 1993. This Statement addresses the accounting for equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings an reported in a separate component of stockholders' equity. Management believes, at this time, that the Statement will have no material impact on the financial statements.

(6) Loans and Discounts

  A summary of outstanding Loans and Discounts at December 3l, 1993 and 1992 follows:

($000 Omitted)                          1993            1992
                                     __________       _________
Commercial                           $  218,669         240,158
Real Estate Construction                 14,172          19,002
Mortgages, closed-end                   596,935         533,422
Revolving Home Equity Credit Line       202,018         195,170
Installment                              31,212          44,438
                                     __________       _________

  Total Loans and Discounts          $1,063,006       1,032,190
                                     ==========       =========

Real estate construction loans include $2,870,000 in residential loans and $11,302,000 in commercial loans at December 31, 1993 and $1,750,000 in residential loans and $17,252,000 in commercial loans at December 31, 1992.


Information with regard to non-accrual loans follows:

($000 Omitted)                       1993      1992      1991
                                   ________  ________  ________
Unpaid Principal at December 31.    $    24       970     1,054
Interest Earnings That Would
  Have Been Earned In Accord-
  ance With Original Terms                1        79        31
Interest Earnings Actually Realized       1        61         1
Negative, After Tax Earnings
  Effect                                  0        11        18

Loans contractually past due 90 days or more and still accruing at year end were $1,853,000, $6,438,000, and $3,340,000 for 1993, 1992 and 1991 respectively. There were no restructured loans at December 31, 1993, 1992 and 1991.

  There were no unused commitments on nonaccrual loans at December 31, 1993 or 1992.

  The Bank has pledged certain of its GNMA mortgage pools as collateral for standby letters of credit which have been issued. The book value of pledged mortgages was $16,611,000 and $25,354,000 at December 31, 1993, and 1992 respectively.

  In the ordinary course of business, the Bank has loan, deposit and other transactions with executive officers and directors and organizations with whom such persons are associated. Such transactions are on the same terms, including interest rates and collateral as to loans, as those prevailing at the time for comparable transactions with others. The aggregate amount of loans to executive officers, directors and their immediate families, and to corporations where executive officers and directors beneficially own a 10% or greater equity interest was $11,163,000 and $14,320,000 at December 31, 1993 and 1992, respectively. During 1993, loan advances involving these individuals amounted to $2,080,000 while repayments totaled $5,237,000.

  On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114). SFAS No. 114, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, prescribes recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in troubled-debt restructurings.
Although the Company has not yet performed a detailed analysis of the effects of the implementation of SFAS No. 114, the Company does not expect its adoption to have a material effect on its consolidated financial statements.

(7) Allowance for Possible Loan Losses
  A summary of changes in the allowance for possible loan losses for the years ending December 31, 1993, 1992 and 1991 follows:

($000 Omitted)                  1993       1992       1991
                              ________   ________   ________
Balance Beginning of Year     $ 26,919   $ 19,049   $ 13,446
Provision Charged to
  Operating Expenses            11,576     12,693      6,490
Allowance of Acquired Bank          __         __        731
Loans Charged to Allowance      (6,741)    (5,997)    (1,815)
Recoveries                       2,333      1,174        197
                              ________   ________   ________

Balance End of Year           $ 34,087   $ 26,919    $19,049
                              ========   ========    =======

(8) Bank Premises and Equipment

  A summary of bank premises and equipment at December 31, 1993 and 1992 follows:

($000 Omitted)                          1993        1992
                                       ________    _________
Land                                   $  4,268    $   4,229
Buildings                                21,361       18,026
Furniture, Fixtures and Equipment        14,849       15,555
Leasehold Improvements                    2,783        2,753
                                       ________    _________

                                         43,261       40,563
Accumulated Depreciation and            (18,368)     (18,064)
  Amortization
                                       ________    _________
    Total                              $ 24,893    $  22,499
                                       ========    =========

  Depreciation and amortization approximated $2,373,000 for the year 1993, $2,245,000 for 1992, and $1,193,000 for 1991. Occupancy expense of Bank premises included rental expense of $1,388,000, $1,430,000, and $846,000 for the years 1993, 1992 and 1991, respectively.

(9) Short-term Debt

  Short-term debt consisting primarily of Securities Sold Under
Agreements to Repurchase with maturities of generally less than ninety days was as follows for the years ending December 31, 1993 and 1992:

($000 Omitted)                         1993          1992
                                     ________      ________
Amount Outstanding at December 31    $ 18,323        20,849
Maximum Amount Outstanding At Any
  Month End                            20,405        32,689
Average Amount Outstanding             17,447        25,520
Weighted Average Interest Rate:
  For the Year                           2.18%         2.97%
  As of Year-End                         2.11%         2.16%

(10) Long-term Debt

  Long-term debt consists of the following:

($000 Omitted)                             1993          1992
                                          _______      ________
Senior Subordinated Note, with interest
at 9.4% due September, 1993               $    --         5,000
Revolving Loan, at Prime                    2,750            --
                                          =======        ======

  As of December 31, 1993, the Company's long-term debt was comprised of $2.75 million borrowed against a $10 million revolving credit facility, at the prime rate (6.0%). The interest rate increases to one quarter of one percent above the prime rate for the period July 1, 1995 through June 30, 1998. Beginning October 1, 1995 and on the first day of each calendar quarter thereafter, one twelfth of the outstanding principal balance as of June 30, 1995 will be repaid. The entire unpaid balance of principal and interest will be due July 1, 1998.

(11) Income Taxes

  A summary of Income Tax expense (benefit) included in the consolidated statements of income follows:

($000 Omitted)                         1993      1992      1991
                                     ________  ________  ________
Current Tax Expense:
Federal                              $ 10,372    11,103     4,907
State                                   2,098     2,586       843
                                     ________  ________  ________

Total Current Tax Expense              12,470    13,689     5,750
Total Deferred Expense
      (Benefit)                            46    (4,364)     (894)
                                     ========  ========  ========

Total Consolidated Provision
      for Income Taxes               $ 12,516     9,325     4,856
                                     ========  ========  ========

  Prior to 1993, the Company accounted for income taxes under APB 11. Under APB 11, deferred tax expense (benefit) resulted from timing differences in the recognition of revenue and expense for tax and financial statement purposes.

  The sources of these differences and the tax effect for each year follow:

($000 Omitted)                                 1992        1991
                                             ________    _______
Provision for Loan Losses More Than
  Amount Deducted for Tax Purposes           $ (3,213)    (1,989)
Amortization of Difference Due to
  Mandatory Conversion to Accrual Basis
  for Tax Reporting Purposes                       --         --
Depreciation Expense (Greater) Less Than
  Amount Deducted for Tax Purposes                  2         11
Other Income (Expense) Not Utilized
  for Tax Purposes                               (102)       473
Financial Statement Interest Income Greater
  (Less) Than Taxable Interest Income             191         75
Financial Statement Interest Expense (Greater)
  Less Than Taxable Interest Expense             (186)         5
Bond Accretion and Security Gains/Losses
  (Currently) Not Currently
  Reportable for Tax Purposes                  (1,056)       531
                                             _________   _______

    Total Deferred Tax Benefit               $  (4,364)     (894)
                                             =========   ========

  Effective January 1, 1993, the Company adopted SFAS No. 109. The effect of adoption was not material to the financial statements.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below.

                                           Deductable      Taxable
                                            temporary     temporary
($000 Omitted)                             differences   differences
                                           ___________   ___________
Bond Accounting                            $        __            126
Pension and deferred remuneration                1,883             --
Deferred loan fees, net                          1,992             --
Difference in reporting the provision
  for loan losses, net                          17,039             --
Other income or expense not utilized
  for tax purposes                               1,966             --
Other items                                        838             --
                                           ___________   ____________

  Total                                         23,718            126
Valuation reserve                               (5,938)            --
                                           ___________   ____________

Total after valuation reserve                   17,780            126
                                           ___________   ____________

Net deferred tax asset at December 31,1993      17,654
Net deferred tax asset at January 1,1993        17,700
                                           ___________
Deferred tax expense for the period
  1/1/93 to 12/31/93                       $        46
                                           ===========

  The valuation allowance as established by management takes into consideration the historical level of taxable income in the prior years as well as the time period that the items giving rise to the deferred tax assets turn around.

  The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:

                                    1993      1992      1991
                                  ________  ________  ________
Statutory Federal Income
  Tax Rate                           35.0%     34.0%     34.0%
Increase (Decrease) in Taxes
Resulting From:
  Tax Exempt Income                  (2.2)      (3.9)    (9.1)
  State Income Tax, Net of
     Federal Tax Benefit              4.0       3.6       2.3
Goodwill Amortization                  --       1.1        .2
Effect of Increase in Tax Rate
    on Deferred Tax Benefit          (1.4)       --        --
Other Income                         (0.8)       --        --
                                  ________  ________  ________

Effective Income Tax Rate            34.6%     34.8%     27.4%
                                  ========  ========  ========

(12) Employee Benefits

  The Company maintains a trusteed non-contributory pension plan covering substantially all full-time employees. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the funds are primarily invested in common stock and fixed income common funds administered by the Bank.

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1993 and 1992:

ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
($000 Omitted)                                  1993         1992
                                              ________     ________
Accumulated Benefit Obligation,
  Including Vested Benefits of $12,409 and
  $12,325 in 1993 and 1992, respectively      $(12,555)     (12,514)
                                              _________    _________

Projected Benefit Obligation for
  Service Referred to Date                     (13,570)     (13,548)
Plan Assets at Fair Value                       19,554       19,531
                                              _________    _________

Plan Assets in Excess of Projected
Benefit Obligations                              5,984        5,983
Unrecognized Net Gain from Past Experience
  Different from that Assumed and
  Effects of Changes in Assumptions             (3,420)      (3,495)
Unrecognized Prior Service Cost                   (395)        (425)
Unrecognized Net Asset at Transition
  Being Recognized Over 15 Years                (1,032)      (1,179)
                                              _________    __________

Prepaid Pension Expense                       $  1,137          884
                                              =========    ==========

NET PENSION EXPENSE FOR 1993, 1992 AND 1991 INCLUDED THE FOLLOWING
COMPONENTS:
($000 Omitted)                          1993       1992       1991
                                      ________   ________   _________
Service Cost--Benefits Earned
  During the Period                   $    501        529         373
Interest Cost on Projected
  Benefit Obligation                       811        808         582
Actual Return on Plan Assets            (1,064)      (573)     (2,596)
Net Amortization and Deferral             (500)    (1,221)      1,613
                                      ________   ________   _________

Net Periodic Pension Benefit          $   (252)      (457)        (28)
                                      ========   ========   =========

  The discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75 percent in 1993 and 7.5 percent in 1992 and 1991. The rate of increase in future compensation levels used in the actuarial present value of projected benefit obligations was 5.0 percent in 1993 and 6.0 percent in 1992 and 1991. The expected long-term rate of return on assets was 6.5 percent in 1993, 7.0 percent in 1992 and 8.5 percent in 1991.

  The Bank also has unfunded supplementary pension plans under which additional retirement benefits are accrued for eligible senior and executive officers.

  The Bank also provides a profit-sharing plan for substantially all employees. Contributions to the plan, which are based on management discretion as defined in the plan, amounted to $1,302,000 in 1993, $1,294,000 in 1992, and $966,000 in 1991.

  An executive incentive plan for executive officers and other designated senior officers became effective January 1, 1983. Contributions to the plan are based on the Bank's performance and estimated distributions to participants are accrued during the year and generally paid in the following year.

  Under the terms of the Company's Stock Option Plan, 1,264,230 shares are reserved for options and stock appreciation rights (SAR's). As of December 31, 1993, 887,564 options and 17,704 SAR's remain issued and outstanding. Of these, 406,465 options and 17,704 SAR's are vested with exercise prices ranging from $5.27 to $20.19. Under the plan, 107,982 shares remain available to grant at December 31, 1993.

  During 1993, 21,919 options were exercised and no options cancelled. Additionally, 280,000 options were granted with an exercise price of $20.19.

  Under the terms of the Directors Stock Option Plan, 100,000 shares are reserved for options. As of December 31, 1993, 20,000 vested options remain issued and outstanding, with an exercise price of $21.38. Under the Plan, 78,000 shares remain available to grant at December 31, 1993. During 1993, 22,000 options were granted and 2,000 options were exercised.

  In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement 106 requires a calculation of the present value of expected benefits to be paid to employees after their retirement and an allocation of those benefits to the periods that employees render service to earn the benefits. The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, Trustco Bank provides a Medicare Supplemental Program to retirees. The retirees contribute at the same percentage as active employees. Contributions increase annually or as the premium increases.

  Since these benefits are currently being provided, the Company adopted SFAS No. 106 effective January 1, 1993, and has reported the cumulative effect of that change in the December 31, 1993 Consolidated Statement of Income.

  Accumulated postretirement benefit obligation at December 31, 1993:

($000 Omitted)
Retirees                                      $  2,987
Fully eligible active plan participants          1,083
Other active plan participants                   2,140
                                             _________

                                              $  6,210
                                             =========

  Expense for 1993 related to the transition obligation was $5.3 million, with an after-tax cost of $3.3 million. Periodic benefit cost amounts to $467 thousand for the year. The Company funded the plan in full through the use of a benefit trust during the first quarter of 1993. As a result, periodic benefit costs in future years are expected to decrease.

  The trust holding the plan assets is subject to federal income taxes at a 35.0 percent tax rate at December 31, 1993. The expected long term rate of return on plan assets, after estimated income taxes was 3.3 percent for the year ended December 31, 1993.

  Net period postretirement benefit cost for 1993 includes the following components:

($000 Omitted)
Service cost                       $    357
Interest cost                           389
Expected return on plan assets         (279)
Full Transition obligation            5,260
                                  _________

                                   $  5,727
                                  =========

  For measurement purposes, a 16 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1993; the rate was assumed to decrease gradually to 5.75 percent by the year 2002 and remain at that level thereafter.

  The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by approximately $1.1 million, and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993, by approximately $236 thousand. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was
6.75 percent at December 31, 1993.

(13) Lease Commitments and Contingent Liabilities

(a) Leases

  The Bank leases certain banking premises. Accounting for these leases is under the "operating method," with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.

($000 Omitted)
1994                        843
1995                        782
1996                        807
1997                        720
1998                        653
1999 and after            2,909
                       _________

                       $  6,714
                       =========

(b) Litigation

  Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(14) Off-Balance-Sheet Financing and Concentrations of Credit Risk

  The Bank is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the statements of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

  The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

  Contract amounts of financial instruments that represent credit risk as of December 31, 1993 and 1992 at fixed and variable interest rates are as follows:

                                                    1993
                                       ________   ________   _______

                                         Fixed    Variable    Total
                                       ________   ________   _______
Financial instruments whose contract
  amounts represent credit risk:
    Conventional mortgage and
      home equity                      $ 29,822    99,162    128,984
    Commercial loans                      1,652    18,825     20,477
  Installment loans                      51,416        --     51,416
                                       ________   _______    ________
                                         82,890   117,987    200,877
Standby letters of credit                    --    21,439     21,439
                                       ________   _______    ________

                                       $ 82,890   139,426    222,316
                                       ========   =======    ========

                                                    1992
                                       ________   ________   ______

                                         Fixed    Variable    Total
                                       ________   ________   _______
Financial instruments whose contract
  amounts represent credit risk:
    Conventional mortgage and
      home equity                      $ 26,150     93,058   119,208

    Commercial loans                      3,132     24,214    27,346
    Installment loans                    60,278         --    60,278

                                       ________   ________   _______

                                         89,560    117,272   206,832
Standby letters of credit                    --     26,926    26,926
                                       ________   ________   _______

                                       $ 89,560    144,198   233,758
                                       ========   ========   =======

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral, if any, required by the Bank upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial property.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

  The Bank grants commercial, installment and residential loans to customers throughout the Capital District of New York State. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate sector as well as the overall strength of the economy.

(15) Fair Value of Financial Instruments

  The Financial Accounting Standards Board issued Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), which requires that the Bank disclose estimated fair values for its financial instruments. SFAS No. 107 defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 uses the same definition for a financial instrument as the Financial Accounting Standards Board Statement No. 105, "Disclosure of Information about Financial Instruments With Off-Balance Sheet Risk and Financial Instruments With Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgements regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets and liabilities and property, plant, and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

  In addition there are significant intangible assets that SFAS 107 does not recognize, such as the value of "core deposits," the Bank's branch network and other items generally referred to as "goodwill."

Investments and Securities Held for Sale

The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term investments, except certain state and municipal securities, is estimated based on bid prices published in financial newpapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. See footnotes 4 and 5 for detail disclosure of investment securities and securities held for sale.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, installment and real estate. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity.

  Fair value for significant nonperforming loans is based on recent external appraisals and discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

The following table presents information for loans.

                          At December 31, 1993
                        __________   __________

                        Carrying     Calculated
                        Amount       Fair value
                        __________   __________
Commercial              $  229,971      230,149
Real Estate                801,823      830,561
Installment                 28,854       29,187
                        __________   __________

Loans, net of
  unearned income       $1,060,648    1,089,897
                        ==========   ==========

                         At December 31, 1992
                      __________    __________

                       Carrying     Calculated
                       Amount       Fair value
                      __________    __________
Commercial            $  257,410       258,240
Real Estate              730,342       740,618
Installment               40,789        41,216
                      __________    __________

Loans, net of
   unearned income    $1,028,541     1,040,074
                      ==========    ==========

The fair value estimate for credit card loans is based on the value of existing loans at December 31, 1993 and December 31, 1992. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing card holders over the remaining life of the portfolio.

Deposit Liabilities

Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, money market and checking accounts, is estimated to be the amount payable on demand as of December 31, 1993. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                                       At December 31, 1993
                                     __________   __________

                                     Carrying     Calculated
                                     Amount       Fair value
                                     __________   __________
Non-interest bearing demand          $   96,034       96,034
Savings and NOW                         970,407      970,407
Money market deposit accounts           110,630      110,630
Certificates of deposit:
  Maturing in six months or less        181,507      182,138
  Maturing between six months
    and one year                         62,592       63,196
Maturing between one and three years    245,657      254,176
Maturing beyond three years             115,586      121,366
Other time deposits                      11,819       11,819
                                     __________   __________

Total deposits                       $1,794,232    1,809,766
                                     ==========   ==========

                                       At December 31, 1992
                                     __________   __________

                                     Carrying     Calculated
                                     Amount       Fair value
                                     __________   __________
Non-interest bearing demand          $   99,846       99,846
Savings and NOW                         981,112      981,112
Money market deposit accounts           115,726      115,726
Certificates of deposit:
  Maturing in six months or less        213,270      214,260
  Maturing between six months
    and one year                         89,341       90,564
Maturing between one and three years    162,435      168,325
Maturing beyond three years              95,394      105,279
Other time deposits                      14,182       14,182
                                     __________   __________

Total deposits                       $1,771,306    1,789,294
                                     ==========   ==========

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Long Term Debt

The fair value of the Company's long term debt, which consists of a revolving credit facility at the prime interest rate, is estimated to be book value at December 31, 1993 and December 31, 1992.

Other Financial Instruments

The fair value of cash and cash equivalents, accrued interest receivable, accrued interest payable and short term debt are estimated to be book value at December 31, 1993 and December 31, 1992.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial guarantees written and letters of credit is based on fees currently charged for similar agreements, or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Fees such as these are not a major part of the Bank's business. Therefore, based upon the above facts, book value equals fair value and the amounts are not significant.

(16) Parent Company Only

  The following statements pertain to TrustCo Bank Corp NY:

Statements of Income
($000 Omitted)
For the Year Ended December 31,            1993      1992      1991
                                         ________  ________  ________
Income:
  Dividends and Interest
     from Subsidiaries                   $ 11,061    11,067     5,086
  Gain/Loss on Sale of
     Securities                               374        --       (64)
  Income from Other
     Investments                               72        43        76
                                         ________  ________  ________

      Total Income                         11,507    11,110     5,098
                                         ________  ________  ________

Expense:
  Interest on Long-term Debt                  343       470       470
  Operating Supplies                          129       151        32
  Professional Services                       128       187        46
  Miscellaneous Expense                        33        14        21
                                         ________  ________  ________

       Total Expense                          633       822       569
                                         ________  ________  ________

Income Before Income
  Taxes and Undistributed
  Net Income of Subsidiaries               10,874    10,288     4,529
Income Tax (Benefit)                           52      (153)      (29)
                                         ________  ________  ________

Income Before Equity in
  Undistributed Net
  Income of Subsidiaries                   10,822    10,441     4,558
Equity in Undistributed Net
  Income of Subsidiaries                    9,503     7,062     8,303
                                         ________  ________  ________

Net Income                               $ 20,325    17,503    12,861
                                         ========  ========  ========

Statements of Condition
($000 Omitted)
As of December 31,                               1993        1992
                                              __________  __________
Assets:
Cash in Subsidiary Bank                        $   6,425       8,764
Trading Securities                                 2,106          --
Notes and Receivables from Subsidiaries               10       2,563
Investments in Subsidiaries at Equity            124,124     114,621
Other Investments                                     37       1,698
Accrued Taxes and Other Receivables .                101         154
Bank Premises and Equipment                          389         389
                                              __________  __________

      Total Assets                             $ 133,192   $ 128,189
                                              ==========  ==========


Liabilities and Shareholders' Equity:
Note Payable                                   $      --       5,000
Accrued Expenses and Other
  Liabilities                                      3,312       2,760
                                              __________  __________

      Total Liabilities                            3,312       7,760
                                              __________  __________

Shareholders' Equity:
Capital Stock; $1 par value.
  Shares authorized 25,000,000:
    13,588,044 and 6,771,103 shares
    issued at December 31, 1993 and
    1992, respectively                            13,588       6,771
Surplus                                           91,955      98,115
Undivided Profits                                 25,331      16,566
Treasury Stock; 364,566 and 187,583
  shares, at cost, at December 31,
  1993 and 1992, respectively                       (994)     (1,023)
                                              __________   _________

      Total Shareholders' Equity                 129,880     120,429
                                              __________   _________

      Total Liabilities and
         Shareholders' Equity                  $ 133,192     128,189
                                              ==========   =========

Statements of Cash Flows
($000 Omitted)
For the Year Ended December 31,                    1993      1992      1991
                                                 ________  ________  ________
Increase (Decrease) in Cash
          and Cash Equivalents

Net Income                                       $ 20,325    17,503    12,861
                                                 ________  ________  ________

Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Undistributed Income of Subsidiaries           (9,503)   (7,062)   (8,303)
    Decrease in Receivable from Subsidiary             54        --        --
    (Gain)/Loss on Sales of Securities               (374)       --        64
    Decrease in Taxes and Other
            Receivables                                53       437       401
    Decrease in Accrued Expenses                     (120)     (136)       --
                                                 ________  ________  ________

      Total Adjustments                            (9,890)   (6,761)   (7,838)
                                                 ________  ________  ________

Net Cash Provided by Operating Activities          10,435    10,742     5,023
                                                 ________  ________  ________

Cash Flows from Investing Activities:
  Proceeds from Sales or Maturities
      of Investment Securities                      1,877        --       618
  Purchase of Trading Securities                   (1,940)       __        __
  Purchase of Investment Securities                    (8)      (48)     (665)
  Net Decrease in Short Term
        Loaned Funds to Subsidiary                  2,500        --     5,801
  Increase in Investment in Subsidiary                 (1)       --      (550)
                                                 ________  ________  ________

    Net Cash Provided by (Used in)
             Investing Activities                   2,428        48     5,204
                                                 ________  ________  ________

Cash Flows from Financing Activities:
  Repayment of Long-Term Debt                      (5,000)       --        --
  Proceeds from Issuance of Common Stock              468       759       297
  Payments to Acquire Treasury Stock                   --        --       (24)
  Dividends Paid                                  (10,888)   (8,394)   (4,883)
  Sales of Treasury Stock                             218        --        --
                                                 ________  ________  ________

    Net Cash Used in Financing Activities         (15,202)   (7,635)   (4,610)
                                                 ________  ________  ________

Net Increase (Decrease) in Cash
          and Cash Equivalents                     (2,339)    3,059     5,617
Cash and Cash Equivalents at Beginning of Year      8,764     5,705        88
                                                 ________  ________  ________

Cash and Cash Equivalents at End of Year            6,425     8,764     5,705
                                                 ========  ========  ========


Non Cash Investing and Financing Activities:

  Increase in Dividends Payable                       672       542       905
  Increase in Investment in Subsidiary
          due to Accrued Expenses                      --        --       136
  Increase in Investment in Subsidiary
          due to Acquisition of
          Home & City Savings Bank               $     --        --    43,592
                                                 ========  ========  ========


(17) Unaudited Interim Financial Information

  Following is a summary of unaudited consolidated quarterly financial information for each quarter of 1993 and 1992:

($000 Omitted, except for per share data)         1993 Quarter Ended      1992 Quarter Ended

                                           3/31      6/30      9/30      12/31      3/31      6/30       9/30      12/31
                                         ________  ________  ________  _________  ________  ________   ________  _________
Interest Income                          $ 34,210    33,730    33,216     32,501  $ 35,899    36,568     35,905     34,888
Net Interest Income                        18,147    18,261    18,009     17,621    15,874    16,603     16,772     17,610
Provision for Loan Losses                   1,000     2,600     5,690      2,286     2,350     2,650      5,500      2,193
Income Before Taxes                        12,844     7,737     7,317      8,238     6,169     6,427      6,856      7,376
Change in Accounting Principle             (3,284)       --        --        (11)       --        --         --         --
Net Income                                  4,751     4,904     5,287      5,383     4,135     4,311      4,410      4,647
Net Income Per Share                     $    .36       .37       .39        .40  $    .31       .33        .33        .35

Per share data adjusted for 2 for 1 Stock Split in November 1993 and 5 for 4 stock split in November 1992.

 INDEPENDENT AUDITORS' REPORT

 KPMG Peat Marwick
 Certified Public Accountants
 74 North Pearl Street
 Albany, New York 12207

 The Board of Directors and Shareholders of TrustCo Bank Corp NY:

 We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

 As discussed in notes 1 and 11 to the consolidated financial statements, in 1993 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which changed its method of accounting for income taxes. As discussed in note 12 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993 which changed its method of accounting for postretirement benefits other than pensions.

 KPMG Peat Marwick

 January 26, 1994

Five-Year Summary

  The management of TrustCo has identified return on equity as the principal measurement index in evaluating its effectiveness in fulfilling its responsibility to the shareholders. Return on assets, while an important measure of performance, is regarded as a less sensitive indicator of true shareholder return. The Company's return on average shareholders' equity for 1993 was 16.18 percent. This key performance indicator has exceeded 15 percent in each of the past five years. Return on average assets performance has remained consistently positive throughout the period as well, providing further evidence of steady performance.

  Cash dividends per share have increased 2.5 times over the past five years, for a compound annual increase of 25.9 percent. Management believes that retained earnings should be maintained at a level that fully supports, but does not exceed, the Company's needs, with earnings above such a level returned to the owners in the form of cash dividends.

  This consistently strong performance in all areas indicates the success enjoyed by the Company in promoting the Bank's image as "YOUR HOME TOWN BANK" to a broad range of customers. Management intends to continue to focus its attention on being the best retail banking company in the Capital District.

Summarized Statements of Income
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________

($000 omitted, except per share data)          1993         1992         1991         1990         1989
============================================================================================================


Interest income, taxable equivalent         $  135,668       145,814      103,870       84,296       75,872
Interest expense                                61,619        76,401       58,252       48,445       41,701
____________________________________________________________________________________________________________

  Net interest income, taxable equivalent       74,049        69,413       45,618       35,851       34,171
Taxable equivalent interest adjustment           2,011         2,554        3,065        2,776        2,676
____________________________________________________________________________________________________________

  Net interest income                           72,038        66,859       42,553       33,075       31,495
Provision for possible loan losses              11,576        12,693        6,490        2,700        2,100
____________________________________________________________________________________________________________

                                                60,462        54,166       36,063       30,375       29,395
Other income                                    19,193        15,433        9,847        5,735        6,503
____________________________________________________________________________________________________________

                                                79,655        69,599       45,910       36,110       35,898
Other expenses                                  43,519        42,771       28,193       21,877       23,049
____________________________________________________________________________________________________________

  Income before income taxes                    36,136        26,828       17,717       14,233       12,849
Applicable income taxes                         12,516         9,325        4,856        3,658        3,403
____________________________________________________________________________________________________________

Income before Change
  in Accounting Principle                       23,620        17,503       12,861       10,575        9,446
Change in Accounting Principle                  (3,295)           --           --           --           --
____________________________________________________________________________________________________________

Net income                                  $   20,325        17,503       12,861       10,575        9,446
============================================================================================================

Average equivalent shares outstanding       13,457,000    13,278,000   10,172,000    9,118,000    9,100,000
Net income per common share                 $     1.51          1.32         1.27         1.16         1.04
Return on average assets                          1.04%         0.94%        1.12%        1.22%        1.24%
Return on average common shareholders'
  equity                                         16.18%        15.06%       17.16%       18.49%       18.62%
Cash dividend declared per share            $      .88           .68          .57          .45          .35

Average Statement of Financial Condition Data

Total assets                                $1,946,715     1,852,180    1,149,775      868,069      762,532
Total deposits                               1,767,531     1,675,479    1,001,304      733,983      645,395
Long-term debt                                   3,870         5,000        5,000        5,000        5,000
Shareholders' equity                           125,648       116,238       74,951       57,208       50,740

Per share data adjusted for a 2 for 1 Stock Split in November 1993, a 5 for 4 Stock Split in November 1992, and 10% stock dividends in
December 1991, and December 1990.

Financial Review

LIQUIDITY AND INTEREST SENSITIVITY

  A sound asset/liability management program must balance the goals of maintaining sufficient liquidity to meet depositors' requirements, while at the same time continuing to satisfy credit needs in our markets. Management has addressed these issues by developing a maturity mix that maximizes flexibility in responding to both liquidity needs and interest rate fluctuations, and by consistently focusing attention on developing and expanding stable funding sources. The continuing volatility of interest rates during 1993, a year in which Federal funds rates fluctuated by 275 basis points, serves to highlight the importance of active management of earning assets and interest bearing liabilities in enabling the Company to attain its financial goals.

  TrustCo has emphasized the funding of asset growth through the expansion of its core deposit base. These funds (which represent total deposits, less certificates of deposit of $100,000 or more) have historically proven to be the most stable and least costly sources of funds. Despite ongoing competitive pressures, the level of core deposits has increased steadily, rising from 91.0 percent of average total liabilities in 1991 to 93.9 percent in 1992. During 1993, the level of core deposits continued to expand, reaching an impressive
95.2 percent of average total liabilities at December 31, 1993. This growth was centered during 1993 in savings accounts, which increased significantly, while other forms of deposits declined in aggregate. Core deposit growth for 1993 of 6.3 percent outpaced the 5.2 percent increase in interest earning assets, providing a further indication of the stability of funding sources.

  Liquidity and interest sensitivity are related in that each is affected by maturing assets and liabilities. Interest sensitivity analysis, however, takes the additional step of considering that certain assets and liabilities are subject to rate adjustment(s) prior to maturity. The objective of interest sensitivity management is to establish and maintain satisfactory net interest margins throughout all phases of a full interest rate cycle.

  The measurement of the interest rate sensitivity position at any specific point in time involves numerous assumptions and estimates. Within this context, the accompanying interest sensitivity analysis, divided into future repricing timeframes, helps to illustrate the potential impact of future interest rate changes on net interest income. It should be noted that interest sensitivity is only one indicator of the extent to which changes in interest rates have the potential to affect net interest income. The components of the earning asset and interest bearing liability portfolios are also changing continuously. The Company has not, to date, used financial futures or interest rate swaps in the management of interest rate risk.

Interest Sensitivity Analysis
                                                 Over 3         Over 6
                                  Within 3       Through        Through        Total        1 to 5        5+
($000 Omitted)                    Months         6 Months       12 Months      1 Year       Years        Years       Total
_______________________________________________________________________________________________________________________________
Interest Earning Assets:
Loan financing, net of
  unearned income                 $  316,391         33,332        150,095        499,818       86,127      474,703    1,060,648
Investment securities                 41,085         60,932          5,105        107,122      265,702       43,982      416,806
Trading securities                     2,106             --             --          2,106           --           --        2,106
Securities held for sale                  --             --             --             --      148,926       91,790      240,716
Federal funds sold                   149,000             --             --        149,000           --           --      149,000
________________________________________________________________________________________________________________________________

  Total interest
    earning assets                $  508,582         94,264        155,200        758,046      500,755      610,475    1,869,276
________________________________________________________________________________________________________________________________

Interest Bearing Liabilities:

Regular savings,
  NOW and money
  market accounts                     74,968         47,819         95,639        218,426      588,648      273,963    1,081,037
Time accounts                        121,129         62,598         66,148        249,875      365,971        1,315      617,161
Short-term debt                       18,323             --             --         18,323           --           --       18,323
Long-term debt                            --             --             --             --        2,750           --        2,750
________________________________________________________________________________________________________________________________

  Total interest
    bearing liabilities              214,420        110,417        161,787        486,624      957,369      275,278    1,719,271
________________________________________________________________________________________________________________________________

Interest sensitivity gap          $  294,162        (16,153)        (6,587)       271,422     (456,614)     335,197      150,005
================================================================================================================================

Cumulative interest
  sensitivity gap                 $  294,162        278,009        271,422            --      (185,192)     150,005           --
==========================================================================================================================


  For purposes of this analysis, the maturity and repricing of loans is based on stated maturity or earliest repricing date. For securities held for sale and investment securities, the earlier of average life or stated maturity is used.

  The category of regular savings, NOW and money market accounts includes balances of $110,630,000, $238,871,000, $11,537,000 and
$719,999,000 for Money Market accounts, NOW accounts, Investment checking accounts and regular savings respectively. Although these deposits are subject to immediate withdrawal, it is management's experience that they mature or reprice over a full interest rate cycle. Time accounts, short term debt and long term debt are based on stated maturity.

NET INTEREST INCOME

  Net interest income represents the difference between interest related income and expense. Taxable equivalent net interest income for 1993 rose $4.6 million, or 6.7 percent to $74.0 million, after a $23.8 million increase in 1992. Despite ongoing competitive pressure in both funding sources and investment alternatives, taxable equivalent net interest income as a percentage of average assets increased 6 basis points to 4.04 percent in 1993, after declining 22 basis points in 1992.

  The following table summarizes the major components of net interest income.

Net Interest Income Summary
($000 Omitted) (taxable equivalent)      1993      1992      1991     1990      1989
_____________________________________________________________________________________
Interest Income:
Loans                                 $ 87,559    93,532    64,712   50,463    46,985
Investment securities                   29,596    44,242    36,807   28,795    24,509
Securities held for sale                13,601     4,229        --       --        --
Interest on deposits with banks             --        --        --       --        73
Federal funds sold                       4,912     3,811     2,351    5,038     4,305
_____________________________________________________________________________________

    Total                              135,668   145,814   103,870   84,296    75,872
_____________________________________________________________________________________

Interest Expense:

Interest bearing deposits:
  Regular savings, NOW and
      money market accounts             30,467    36,570    20,643   16,079    15,755
  Time accounts                         30,415    38,604    34,936   28,356    22,198
Short-term debt                            380       757     2,203    3,540     3,278
Long-term debt                             357       470       470      470       470
_____________________________________________________________________________________

    Total                               61,619    76,401    58,252   48,445    41,701
_____________________________________________________________________________________

    Net interest income               $ 74,049    69,413    45,618   35,851    34,171
=====================================================================================

Net interest income to
    average earning assets                4.04%     3.98%     4.20%    4.41%     4.82%
=====================================================================================

  Changes in interest income and expense result from variances in the volume of outstanding interest earning assets and interest bearing liabilities, from fluctuations in the level of interest rates earned and paid, or from a combination of these factors. Average interest earning assets have steadily increased, reaching $1.8 billion in 1993. Taxable equivalent yields on these assets have fallen with the general level of interest rates, declining 1.2 percent in 1992, and an additional 1.0 percent to 7.4 percent in 1993. Interest bearing liabilities have consistently increased, growing to $1.7 billion in 1993. Interest paid on these funds has declined steadily with overall rate movements, decreasing 1.3 percent in 1992 and an additional 1.1 percent to 3.6 percent in 1993.

  The following table sets forth, for each major category of interest earning assets and interest bearing liabilities, changes in 1993 and 1992 taxable equivalent interest income and expense, allocating the changes to variances in either volume or rate.

Changes in Net Interest Income
                                            1993  vs. 1992                     1992 vs. 1991
__________________________________________________________________________________________________________
                                         Increase (Decrease) Due               Increase (Decrease) Due
                                         to Change in Average (a)              to Change in Average (a)
__________________________________________________________________________________________________________

($000 Omitted) (taxable equivalent)    Balance     Rate       Total         Balance     Rate       Total
__________________________________________________________________________________________________________
Interest Income:
Loans                                 $    570      (6,543)    (5,973)       35,094      (6,274)    28,820
Securities held for sale                 9,643        (271)     9,372         4,229          --      4,229
Investment securities                   (7,838)     (6,808)   (14,646)       12,553       5,118      7,435
Federal funds sold                       1,541        (440)     1,101         2,674      (1,214)     1,460
__________________________________________________________________________________________________________

    Total                                3,916     (14,062)   (10,146)       54,550     (12,606)    41,944
__________________________________________________________________________________________________________

Interest Expense:

Interest bearing deposits:
  Regular savings, NOW and
     money market accounts               5,413     (11,516)    (6,103)       22,029      (6,102)    15,927
  Time accounts                         (3,058)     (5,131)    (8,189)        9,940      (6,272)     3,668
Short-term debt                           (205)       (172)      (337)         (710)       (736)    (1,446)
Long-term debt                            (104)         (9)      (113)           --          --         --
__________________________________________________________________________________________________________

      Total                              2,046     (16,828)   (14,782)       31,259     (13,110)    18,149
__________________________________________________________________________________________________________

      Net interest income             $  1,870       2,766      4,636        23,291         504     23,795
==========================================================================================================


(a) The dollar amount of changes in interest income and interest expense attributable to changes in rate/volume (change in rate times change in volume) has been allocated between rate and volume variances based on the absolute relationship of such variances to each other.

  The following schedule sets forth the classification of consolidated loans by major category as of year end:

Loans at December 31

($000 Omitted)                             1993        1992        1991       1990       1989
_________________________________________________________________________________________________
Commercial                             $  218,669     240,158     264,371    125,183      130,212
Real estate--construction                  14,172      19,002      30,341      1,226        1,109
Mortgage, first and second, closed end    596,935     533,422     502,184    178,574      158,068
Revolving home equity credit line         202,018     195,170     168,244    113,762       80,446
Installment                                31,212      44,438      66,605     49,340       71,147
_________________________________________________________________________________________________

      Total                            $1,063,006   1,032,190   1,031,745    468,085      440,982
=================================================================================================


INTEREST AND FEES ON LOANS

  Taxable equivalent interest and fees on loans for the last 5 years are summarized below:

Loan Income
($000 Omitted) (taxable equivalent)         1993        1992       1991        1990       1989
________________________________________________________________________________________________
Commercial                             $   20,419      24,692      17,495     14,922      15,654
Real estate                                62,565      61,842      41,042     28,951      23,283
Installment                                 4,575       6,998       6,175      6,590       8,048
________________________________________________________________________________________________

      Total                            $   87,559      93,532      64,712     50,463      46,985
================================================================================================


  Increases in taxable equivalent interest and fees on loans allocable to changes in average volume and rate for the two most recent years are presented below:

Changes in Loan Income
                                         1993  vs. 1992                      1992  vs. 1991
______________________________________________________________________________________________________

                                     Increase (Decrease) Due             Increase (Decrease) Due
                                       to Change in Average                to Change in Average
______________________________________________________________________________________________________

($000 Omitted) (taxable equivalent)     Balance      Rate        Total     Balance     Rate      Total
______________________________________________________________________________________________________
Commercial                           $    (2,959)    (1,314)    (4,273)   $  9,210    (2,013)    7,197
Real estate                                5,609     (4,886)       723      25,445    (4,645)   20,800
Installment                               (2,080)      (343)    (2,423)        439       384       823
______________________________________________________________________________________________________

      Total                          $       570     (6,543)    (5,973)   $ 35,094    (6,274)   28,820
======================================================================================================

COMMERCIAL LOANS

  Both average commercial loan outstandings and taxable equivalent interest income on commercial loans decreased during 1993. The decline in volume is attributable in part to generally flat loan demand in the Bank's market area, and in part to the resolution of a number of problem credits acquired in connection with the purchase of Home & City Savings Bank in 1991.

  Average commercial loan outstandings decreased 12.5 percent to $237 million in 1993. Taxable equivalent interest income on commercial loans was reduced 17.3 percent during 1993 as a result of decreasing average volume, in combination with declining interest rates. The taxable equivalent interest rate on commercial loans was 8.6 percent in 1993, compared with 9.1 percent in 1992 and 10.2 percent in 1991. The Bank's commercial loan portfolio is a component of management's asset/liability management program. As indicated in the following table, 52.1 percent of the commercial loan portfolio either matures within one year or has a floating interest rate.

Maturities of Commercial Loans at December 31, 1993
                                       Within   1 to 5   After
($000 Omitted)                         1 Year   Years    5 Years   Total
__________________________________________________________________________
Commercial                           $ 77,216    90,797   50,656   218,669
Real estate - construction<F1>          1,565     8,461    1,276    11,302
__________________________________________________________________________
      Total                          $ 78,781    99,258   51,932   229,971
==========================================================================

Loans maturing after 1 year:
  With predetermined interest rate                                $110,231
  With floating interest rate
    (dependent upon the prime rate of interest)
                                                                    40,959
__________________________________________________________________________
      Total                                                       $151,190
==========================================================================

<F1>The above figures do not include $2.9 million residential construction loans.

  Good corporate citizenship and a resource allocation strategy that emphasizes diversification have led the Bank to pursue opportunities in the commercial lending area that allow it to address the needs of businesses within its marketplace, while at the same time maintaining the high quality of the loan portfolio. Requests for commercial loans secured by real estate are evaluated on an individual-case basis. Collateral standards conform to all applicable regulatory standards. Although commercial loans are generally granted for a specified duration, certain loans may be renewed in the ordinary course of business. Requests for loan renewals are based on internal credit evaluation standards, and on market conditions in effect at the time renewal requests are received.

  The Bank continues to hold no foreign debt. In addition, the commercial loan portfolio contains no concentrations of credit with either individual borrowing interests or with specific industries. Substantially all loans in the portfolio have been originated locally, and their diversity is reflective of the heterogeneity of the Capital Region's economy.

REAL ESTATE LOANS

  Real estate-related credit products (primarily first mortgages and Home Equity Credit Lines) comprised the growth portion of the Bank's loan portfolio during 1993. Competitive pricing and aggressive marketing of these products have allowed the Bank to expand portfolio volume in an increasingly crowded marketplace as it works toward fulfilling its mission of functioning as the premier retail bank in the Capital Region.

  Home Equity Credit Lines outstanding at December 31, 1993 aggregated $202.0 million, compared with year-end balances of $195.2 million in 1992 and $168.2 million in 1991. Mortgage balances, with attractive rate offerings and active promotion, increased $73.3 million at December 31, 1993.

  Average interest rates on real estate loans continued to decline, reflecting national and local trends. The average interest rate for 1993 was 8.3 percent, compared with 9.0 percent in 1992 and 10.0 percent in 1991. The increase in the size of the Bank's portfolio, however, contributed to an increase of 1.2 percent in 1993 in interest income on real estate loans.

  Loans secured by one- to four-family residential properties represented over 99 percent of the Bank's real estate loan portfolio at December 31, 1993. The vast majority of the loans in portfolio are collateralized by properties within Trustco's market areas. The Bank's knowledge of local properties and market conditions enhances the quality of its real estate loans, all of which are underwritten in accordance with collateralization standards which conform to applicable regulatory standards. Loans funded by the Bank in 1993, as has been the case in prior years, are retained in portfolio rather than being packaged for secondary market resale.

  On May 31, 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, prescribes recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Although the Company has not yet performed a detailed analysis of the effects of the implementation of SFAS No. 114, the Company does not expect its adoption to have a material effect on its consolidated financial statements.

INSTALLMENT LOANS

  Tax law changes have reduced the attractiveness of installment loans for many customers. Despite this, Trustco continues to offer a full range of these products as part of its comprehensive commitment to retail banking in its markets. Average balances, including credit card outstandings, decreased 31.1 percent in 1993 to $33.1 million. The volume of applications for all types of installment loans was reduced during 1993. The average yield on installment loan products, after increasing from 13.8 percent in 1991 to 14.6 percent in 1992, declined again to 13.8 percent in 1993, reflecting the general downward trend in interest rates.

SECURITIES HELD FOR SALE

  Securities held for sale represent that portion of the investment portfolio which the Company does not intend to hold until maturity. These securities are managed in conjunction with short-term investment vehicles such as Federal funds sold, and with potentially volatile funding sources such as short-term debt and large ($100,000 or more) certificates of deposit in such a way as to maximize management's flexibility in responding to structural changes in the composition of borrowed funds and to seasonal and/or cyclical fluctuations in loan demand.

  The portfolio of securities held for sale as of December 31, 1993 consisted of U.S. Treasury Notes with a book value of $230.6 million and a market value of $236.5 million, and corporate bonds with a book value of $10.2 million and a market value of $11.6 million. Securities held for sale having a book value of $41.2 million were pledged to secure public deposits and for purposes required by law at December 31, 1993. The average taxable equivalent yield on securities held for sale in 1993 was 6.9 percent, a decline of 52 basis points from 1992 levels.

INVESTMENT SECURITIES

  Investment securities represent that portion of the investment portfolio which the Company has both the capacity and the intent to hold until maturity. These securities are held to increase yield as part of management's program for maximizing longer-term overall returns.

  The quality of the portfolio, both of investment securities and of securities held for sale, is evidenced by the fact that over 96 percent of total holdings consist of either U.S. Treasury securities, or instruments carrying one of the top three investment grades from at least one leading rating agency. The December 31, 1993 book value of securities pledged to secure public deposits or for purposes required by law was $85.6 million. The only obligations (other than U.S.
Treasury and agency issues) that represented more than 10 percent of equity capital at December 31, 1993 were bonds issued by General Electric Capital Corporation. These bonds are rated Aaa, and mature in 1994 and 1995.

Concentration of Investment Securities at Year-end 1993
                                               Book      Approximate
($000 Omitted)                                 Value     Market Value
______________________________________________________________________
General Electric Capital Corporation bonds   $ 15,000      15,496
======================================================================

 The Tax Reform Act of 1986 affected the income potential of the portfolio by eliminating the deduction for carrying non-qualified municipal investments. Accordingly, investments are selected with a view toward safety of principal, as well as the generation of the highest possible income. Trustco Bank New York continues to serve Capital Region governmental units by providing capital and operating funds through active participation in the municipal bond and note market.

  The weighted average maturity of investment securities and investments held for sale declined in 1993, increasing the rate sensitivity of the portfolio. The approximate weighted average portfolio maturity was 3 years, 7 months at December 31, 1993, compared with 4 years, 3 months at the end of 1992, and 5 years, 9 months at year-end 1991. The following tables detail the maturity distribution and weighted average yield of the Company's investment securities and securities held for sale as of December 31, 1993. The Company's mortgage backed securities are calculated in the maturity section of the table on the basis of their stated average life of 3 years, 6 months rather than their weighted average maturity of 14 years, 8 months. Weighted average yields are calculated on the basis of effective yield to the earlier of call or maturity date, considering applicable premium or discount, but not converting yields to a taxable equivalent basis.

Maturities of Investment Securities at Year-end 1993
                        Within 1 Year      1 to 5 Years     5 to l0 Years     After l0 Years     Total    Total
_______________________________________________________________________________________________________________
($000 Omitted)          Amount   Yield    Amount   Yield   Amount   Yield    Amount  Yield       Amount   Yield
_______________________________________________________________________________________________________________
U.S. Government
  obligations         $ 82,792   5.36%  $145,365   6.84%  $    --    --%    $   --     --%     $228,157   6.30%
States and political
  subdivisions          15,355   3.40%     4,820   5.82%    1,585  6.63%     1,257   6.96%       23,017   4.32%
Mortgage-backed
  securities             3,848   9.84%   105,111   6.49%   28,875  6.90%       542  10.59%      138,376   6.68%
Other                   10,387   8.48%     5,025   4.57%   10,073  7.36%     1,771   6.00%       27,256   7.19%
_______________________________________________________________________________________________________________
      Total           $112,382   5.53%  $260,321  6.63%   $40,533  7.00%    $3,570   7.03%     $416,806   6.38%
===============================================================================================================

Maturities of Securities Held for Sale at Year-end 1993
                        Within 1 Year      1 to 5 Years     5 to l0 Years     After l0 Years      Total   Total
_______________________________________________________________________________________________________________
($000 Omitted)          Amount   Yield    Amount   Yield   Amount   Yield    Amount  Yield       Amount   Yield
_______________________________________________________________________________________________________________
U.S. Government
  obligations         $     --     --%  $148,925  4.76%   $81,638  6.91%   $    --     --%     $230,563   5.52%
Other                       --     --%        --    --%        --    --%    10,153   7.86%       10,153   7.86%
_______________________________________________________________________________________________________________
      Total           $     --     --%  $148,925  4.76%   $81,638  6.91%   $10,153   7.86%     $240,716   5.62%
_______________________________________________________________________________________________________________


  The following tables set forth the book value and market value by maturity distribution (based on the earlier of call or maturity date) of the Company's investment securities and securities held for sale at December 31, 1993.

Maturities of Investment Securities at Year-end 1993
                        Within 1 Year         1 to 5 Years      5 to l0 Years      After l0 Years    Total    Total
_____________________________________________________________________________________________________________________
($000 Omitted)         Book     Market       Book     Market    Book    Market     Book    Market    Book     Market
_____________________________________________________________________________________________________________________
U.S. Government
  obligations        $ 82,792   82,992    145,365     154,016       --      --         --      --   228,157   237,008
States and political
  subdivisions         15,355   15,376      4,820       4,999    1,585   1,686      1,257   1,410    23,017    23,471
Mortgage-backed
  securities            3,848    4,277    105,111     107,160   28,875  30,072        542     610   138,376   142,119
Other                  10,387   10,825      5,025       5,063   10,073  11,041      1,771   1,771    27,256    28,700
_____________________________________________________________________________________________________________________
      Total          $112,382  113,470    260,321     271,238   40,533  42,799      3,570   3,791   416,806   431,298
=====================================================================================================================

Maturities of Securities Held for Sale at Year-end 1993
                        Within 1 Year          1 to 5 Years      5 to l0 Years     After l0 Years    Total    Total
____________________________________________________________________________________________________________________
($000 Omitted)         Book     Market       Book     Market    Book    Market     Book    Market    Book     Market
____________________________________________________________________________________________________________________
U.S. Government
  obligations        $      --      --    148,925     148,204   81,638  88,267         --      --   230,563   236,471
Other                       --      --         --          --       --      --     10,153  11,588    10,153    11,588
_____________________________________________________________________________________________________________________
      Total          $      --      --    148,925     148,204   81,638  88,267     10,153  11,588   240,716   248,059
=====================================================================================================================

  The market value of the investment portfolio at December 31, 1993 was $21.8 million above the book value. Market appreciation aggregated $21.1 million and $19.2 million at the end of 1992 and 1991, respectively. The Company realized $6.2 million in gains from the sale of securities, primarily U.S. Treasury Notes. The proceeds of these sales were reinvested in securities of similar quality and maturity, which were designated as Held for Sale.

  The following tables detail the classification of the Company's investment securities and securities held for sale by type, and provides information on their book value.

Investment Securities at Year-end
($000 Omitted)                        1993      1992      1991      1990     1989
____________________________________________________________________________________
U.S. Government obligations        $ 228,157   360,622   341,719   265,746   164,417
States and political subdivisions     23,017    44,318    69,807    62,279    54,663
Mortgage-backed securities           138,376   111,455   145,821    21,286    24,492
Other                                 27,256    31,883    15,721    13,460     8,627
____________________________________________________________________________________
      Total                        $ 416,806   548,278   573,068   362,771   252,199
====================================================================================


Securities Held for Sale at Year-end
($000 Omitted)                        1993      1992      1991      1990      1989
_____________________________________________________________________________________
U.S. Government obligations       $ 230,563   110,507         --        --         --
Other                                10,153    10,168         --        --         --
_____________________________________________________________________________________
      Total                       $ 240,716   120,675         --        --         --
=====================================================================================

  Investment income recorded in each of the last five years is set forth in the following tables.

Income from Investment Securities
($000 Omitted) (taxable equivalent)    1993     1992     1991     1990     1989
________________________________________________________________________________
U.S. Government obligations        $  16,913   26,209   25,197   21,034   16,219
States and political subdivisions      2,074    4,005    6,070    5,200    5,476
Mortgage-backed securities             8,444   12,389    4,467    2,065    2,307
Other                                  2,165    1,639    1,073      496      507
________________________________________________________________________________
      Total                        $  29,596   44,242   36,807   28,795   24,509
________________________________________________________________________________

Income from Securities Held for Sale
($000 Omitted) (taxable equivalent)     1993     1992     1991     1990     1989
_________________________________________________________________________________
U.S. Government obligations         $  12,797    3,671       --        --       --
Other                                     804      558       --        --       --
_________________________________________________________________________________
      Total                         $  13,601    4,229       --        --       --
==================================================================================

  The following tables set forth, by category of investment, changes in taxable equivalent interest income resulting from either changes in average balances or in average rate for 1993 as compared with 1992, and for 1992 as compared with 1991.

Changes in Income from Investment Securities
                                           1993  vs. 1992                    1992  vs. 1991
________________________________________________________________________________________________
                                      Increase (Decrease) Due           Increase (Decrease) Due
                                        to Change in Average              to Change in Average
________________________________________________________________________________________________
($000 Omitted) (taxable equivalent)   Balance     Rate     Total       Balance    Rate     Total
________________________________________________________________________________________________
U.S. Government obligations        $  (4,716)   (4,580)   (9,296)       5,168   (4,156)    1,012
States and political subdivisions     (1,450)     (481)   (1,931)      (1,358)    (707)   (2,065)
Mortgage-backed securities            (2,273)   (1,672)   (3,945)       8,109     (187)    7,922
Other                                    601       (75)      526          634      (68)      566
________________________________________________________________________________________________
      Total                        $  (7,838)   (6,808)  (14,646)      12,553   (5,118)    7,435
================================================================================================

Changes in Income from Securities Held for Sale
                                            1993  vs. 1992                  1992  vs. 1991
_____________________________________________________________________________________________
                                       Increase (Decrease) Due        Increase (Decrease) Due
                                         to Change in Average           to Change in Average
_____________________________________________________________________________________________
($000 Omitted) (taxable equivalent)  Balance     Rate     Total       Balance   Rate    Total
_____________________________________________________________________________________________
U.S. Government obligations         $  9,397     (271)    9,126        3,671      --    3,671
Other                                    246       --       246          558      --      558
_____________________________________________________________________________________________
      Total                         $  9,643     (271)    9,372        4,229      --    4,229
=============================================================================================

  Taxable equivalent earnings on investment securities declined 33.1 percent to $29.6 million, partially as a result of the reclassification of certain securities into the Held for Sale designation, and partly due to a 130 basis point decline to 6.5 percent in average taxable equivalent yield. Earnings on investment securities in 1992 rose 20.2 percent, as a 36.0 percent increase in volume more than offset a reduction of 11.6 percent in average taxable equivalent yield.

  U.S. Government and Agency obligations represented 60.1 percent of the average book value of investment securities in 1993, compared to
60.3 percent in 1992 and 67.2 percent in 1991. Taxable equivalent interest income on this segment of the portfolio decreased 35.5 percent to $16.9 million in 1993, as a generally declining trend in interest rates combined with the reduction in book value resulting from management's designation of a Held for Sale portfolio.

  The Company's average investment in the obligations of states and political subdivisions declined 40.2 percent from 1992 levels to $32.7 million, or 7.2 percent of the book value of the 1993 average investment portfolio. This decrease is associated with the limited availability of qualifying designated small issue obligations that meet the Company's standards for credit rating, maturity and yield. The average taxable equivalent yield on these securities in 1993 was
6.4 percent, compared to 7.3 percent in 1992 and 8.4 percent in 1991. Taxable equivalent income on state and municipal obligations fell 48.2 percent to $2.1 million in 1993.

  The Company holds a portfolio of mortgage backed securities, in which management has invested because such instruments offer market liquidity, relatively high yields, limited credit risk and simplified payment collection. The primary risk connected with these instruments is that declining interest rates will accelerate prepayment volume for the loans supporting the securities, an event which reduces the effective yield of the investment and exposes the amounts prepaid to interest rate risk.

  Average holdings of mortgage backed securities decreased 20.1 percent from 1992 to 1993. Holdings of mortgage backed securities backed by U.S. Government agencies or sponsored agencies (GNMA, FNMA, and FHLMC) increased during 1993, but the Company sold its holdings of Collateralized Mortgage Obligations (CMOs) late in 1992. There are no other mortgage derivative products in the Company's portfolio at December 31, 1993. The average yield on mortgage backed securities was
7.1 percent at December 31, 1993. Income on mortgage backed securities was $8.4 million for 1993, as compared to $12.4 million in 1992 and $4.5 million in 1991. Other securities in portfolio at December 31, 1993 consist primarily of investment grade corporate bonds.

  In May, 1993 the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Statement is effective for fiscal years beginning after December 15, 1993. This Statement addresses the accounting for equity issues that have readily determinable fair values, and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either "held-to-maturity" or "trading securities" are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Management believes at this time that the Statement will have no material impact on the financial statements.

FEDERAL FUNDS SOLD

  The Company has historically allocated a significant portion of its available resources to Federal funds sold. Factors considered by management in determining appropriate levels for this form of investment include: available rates on other short-term products, the volume of short-term borrowings and large-denomination ($100,000 and over) certificates of deposit, and overall corporate liquidity goals. Average Federal funds balances in 1993 were $163.6 million, a 44.2 percent increase over 1992. Interest income from Federal funds sales rose 28.9 percent in 1993 to $4.9 million. The average interest rate on this investment continued to decline, decreasing 39.2 percent between 1991 and 1992, and exhibiting a further 36 basis point reduction to an average rate of 3.0 percent in 1993.

DEPOSITS

  The following tables detail average consolidated deposits and interest expense for the last five years.

Average Deposits
($000 Omitted)                         1993      1992       1991       1990      1989
_______________________________________________________________________________________
Demand (non-interest bearing)    $   92,763     88,667     81,939     78,641     81,625
Regular savings                     730,200    577,845    170,620    108,255    104,344
NOW accounts                        242,876    234,128    172,864    137,443    126,286
Money market accounts               113,632    133,069     89,753     69,400     72,036
Time certificates $100,000 or more   33,441     44,592     23,415     10,081     14,513
Other time accounts                 554,619    597,178    462,713    330,163    246,591
_______________________________________________________________________________________
      Total                      $1,767,531  1,675,479  1,001,304    733,983    645,395
=======================================================================================

Interest on Deposits
($000 Omitted)                        1993        1992      1991       1990       1989
_________________________________________________________________________________________
Regular savings                    $   23,306     25,444      8,889      5,767      5,540
NOW accounts                            4,224      6,406      7,179      6,538      6,148
Money market accounts                   2,937      4,720      4,575      3,774      4,067
Time certificates $100,000 or more      1,819      2,578      1,362        754      1,220
Other time accounts                    28,596     36,026     33,574     27,602     20,978
_________________________________________________________________________________________
      Total                        $   60,882     75,174     55,579     44,435     37,953
=========================================================================================

  The following table sets forth changes in interest expense for each deposit category. The changes are allocated to variances in either average balance or in rate for 1993 as compared to 1992, and for 1992 as compared to 1991.

Changes in Interest Expense
                                  1993  vs. 1992                    1992  vs. 1991
__________________________________________________________________________________________
                             Increase (Decrease) Due             Increase (Decrease) Due
                              to Change in Average                to Change in Average
__________________________________________________________________________________________
($000 Omitted)             Balance     Rate      Total        Balance      Rate      Total
__________________________________________________________________________________________
Regular savings          $  5,806     (7,944)    (2,138)       18,131    (1,576)    16,555
NOW accounts                  231     (2,413)    (2,182)        2,102    (2,875)      (773)
Money market accounts        (624)    (1,159)    (1,783)        1,796    (1,651)       145
Time certificates
     $100.000 or more        (614)      (145)      (759)        1,224        (8)     1,216
Other time accounts        (2,444)    (4,986)    (7,430)        8,716    (6,264)     2,452
__________________________________________________________________________________________
      Total              $  2,355    (16,647)   (14,292)       31,969   (12,374)    19,595
==========================================================================================

  Despite an increase of $88.0 million in aggregate interest bearing deposits, interest expense on deposits decreased $14.3 million in 1993, a reflection of continuing downward movement in interest rates. The average rate paid on interest bearing time deposits was 3.6 percent, as compared to 4.7 percent in 1992 and 6.0 percent in 1991.

  Non-interest bearing demand deposits are a significant funding resource for the Bank, and play an important role in liability management, with a direct effect on net income. Average demand deposits rose 4.6 percent in 1993 to $92.8 million. These funds represented 5.2 percent of average total deposits in 1993 as compared to 5.3 percent in 1992 and 8.2 percent in 1991.

  The categories of interest bearing deposits which experienced growth in 1993 were regular savings and NOW accounts. Both of these products were marketed aggressively during 1993, and the growth in outstandings represents the attraction of new funds and expansion of Capital Region market share.

  Average regular savings account balances rose 26.4 percent to $730.2 million. Approximately half of the increase represented new customer accounts, with the balance consisting of internal transfers and interest credits. Despite the increase in average balances, a decline of 121 basis points in the average rate paid on these accounts resulted in a decrease of $2.1 million in interest expense on savings accounts.

  Average NOW account balances grew 3.7 percent to $242.9 million during 1993. However, interest expense declined 34.1 percent in 1993 due to continuing reductions in average rates, which dropped from 4.2 percent in 1991, to 2.7 percent in 1992, and to 1.7 percent in 1993.

  Other types of interest bearing deposits decreased in 1993. The average volume of money market checking accounts decreased by 14.6 percent to $113.6 million during 1993. Other time accounts, comprised primarily of certificates of deposit under $100,000 and Individual Retirement Accounts, fell 7.1 percent in 1993. The average rate paid on these accounts dropped from 7.3 percent in 1991, to 6.0 percent in 1992, and to 5.2 percent in 1993.

  The Bank does not rely to any significant extent on certificates of deposit in amounts of $100,000 or more. During 1993, the average volume of these instruments fell to $33.4 million, a drop of 25.0 percent from the 1992 average volume of $44.6 million. The average rate paid on these certificates declined from 5.78 percent in 1992 to
5.44 percent in 1993. The following table sets forth, by time remaining until maturity, the aggregate amount of certificates of deposit of $100,000 or more that were carried on the books of the Company as of December 31, 1993.

Maturity Schedule of 1993 Year-end Time Deposits
$100,000 or More
____________________________________________________________

($000 Omitted)
____________________________________________________________
Under 3 months                                      $ 12,093
3 to 6 months                                       $  2,915
6 to 12 months                                      $  2,112
Over 12 months                                      $ 20,332
____________________________________________________________
  Total                                             $ 37,452
============================================================

  The following table details the classification of the Company's average consolidated deposits by type of depositor.

Average Deposits By Type of Depositor
($000 Omitted)                                  1993         1992       1991        1990       1989
____________________________________________________________________________________________________
Individuals, partnerships and corporations   $1,706,530   1,605,191    948,390    690,970    600,456
U.S. Government                                     540         525        505        620        669
States and political subdivisions                48,145      58,439     45,101     37,162     38,785
Other (certified and official checks, etc.)      12,316      11,324      7,308      5,231      5,485
____________________________________________________________________________________________________
      Total                                  $1,767,531   1,675,479  1,001,304    733,983    645,395
====================================================================================================

  There is no concentration of deposits whose loss could have a material adverse effect on the business operations of TrustCo. Public funds are secured by the pledge of collateral in accordance with applicable state and federal regulations. TrustCo's investment portfolio is managed in a manner which accommodates such requirements.

SHORT-TERM DEBT

  Short-term debt consists primarily of securities sold under agreements to repurchase. These transactions involve contracts under which the Bank sells a U.S. Treasury security to a customer, while simultaneously agreeing to repurchase the same security on a specified future date at a predetermined price. The transactions do not normally exceed ninety days in duration.

  The average volume of the Company's short-term debt declined 31.6 percent to $17.4 million in 1993, following a 40.6 percent decline in 1992. The average rate paid on these transactions in 1993 was 2.2 percent, as compared to 3.0 percent in 1992 and 5.1 percent in 1991. Interest expense on short-term debt for 1993 was $380 thousand, down from $757 thousand in 1992 and $2.2 million in 1991.

  The following table details consolidated short-term debt over the past three years.

Short Term Debt
                                               Month-end High              Average Outstanding
__________________________________________________________________________________________________
($000 Omitted)                            1993      1992     1991       1993      1992      1991
__________________________________________________________________________________________________
Federal funds purchased and securities
  sold under agreements to repurchase   $ 20,405   32,689   57,416     $17,447    25,520    42,990
==================================================================================================

LONG-TERM DEBT

  At December 31, 1992, consolidated long-term debt consisted solely of $5.0 million in 9.4 percent senior notes. These obligations were paid in full on September 30, 1993.

  Consolidated long-term debt at December 31, 1993 consists entirely of $2.75 million borrowed by ORE Subsidiary Corporation at the prime rate under a $10 million revolving credit facility. Interest paid on long term debt declined to $357 thousand in 1993, after aggregating $470 thousand in both 1992 and 1991.

PROVISION FOR POSSIBLE LOAN LOSSES

  The provision for possible loan losses represents a charge to expense related to potential future loss in the loan portfolio. The amount charged in each period reflects management's assessment of the risks inherent in the portfolio at a specific point in time, based on loan volume, economic conditions, and the Bank's historical loan loss experience. The 1993 provision for loan losses of $11.6 million was
8.8 percent lower than the amount charged in 1992, while the provision of $12.7 million in 1992 was 95.6 percent higher than in 1991. The average allowance for loan losses, as a percentage of average loans outstanding, was 3.0 percent in 1993, as compared with 2.4 percent in 1992 and 2.6 percent in 1991.

OTHER INCOME

  The following table details the major components of other income over the past five years.

Other Income
($000 Omitted)                                      1993    1992    1991     1990     1989
___________________________________________________________________________________________
Trust department income                        $   4,347    3,869   3,972    3,741    3,316
Service charges on deposit accounts and other
  charges and fees                                 6,489    6,378   3,862    2,583    3,641
Credit card processing income                        881    1,035     928      985    1,038
Net gains on securities held for sale              5,865       --      --       --       --
Net gains (losses) on securities transactions        208    2,939     402   (1,924)  (1,273)
Unrealized gains on trading securities               166       --      --       --       --
Gain on sale of bank premises                         --       --      --       --      497
Other                                              1,237    1,212     683      350      284
___________________________________________________________________________________________
     Total                                     $  19,193   15,433   9,847    5,735    6,503
===========================================================================================

  Total non-interest income of $19.2 million for 1993 was up 24.4 percent from 1992, which in turn increased 56.7 percent from the 1991 level. Service charges on deposit accounts and other fees represented the largest component of other income in 1993, rising 1.7 percent to $6.5 million. Net gains on securities designated as "held for sale" aggregated $5.9 million in 1993, primarily as the result of sales of U.S. Treasury Notes. Fee income in the Trust Department in 1993 was $4.3 million, an increase of 12.4 percent over 1992 levels, which had declined 2.6 percent since 1991.

OTHER EXPENSES

  The following table provides a detailed summary of other expenses over the past five years.

Other Expenses
($000 Omitted)                              1993      1992      1991      1990     1989
_______________________________________________________________________________________
Salaries and employee benefits           $ 16,649    15,853    11,686    9,928    9,285
Net occupancy expense of bank premises      3,446     3,534     2,483    1,856    1,956
Equipment expense                           3,650     4,182     2,614    1,633    1,739
FDIC insurance                              3,985     3,654     2,064      835      524
Advertising and promotional expense           999     2,168     1,486    1,129    1,568
Professional services                       2,508     4,295     1,481    1,010      976
Other real estate expenses                  4,679       215     1,481       --        2
Operating supplies                          1,207     1,286       878      646      939
Credit card processing expense              1,000     1,143       819      808      809
Amortization of goodwill                       --       880       126       --       --
Other                                       5,396     5,561     3,075    4,032    5,251
_______________________________________________________________________________________
      Total                              $ 43,519    42,771    28,193   21,877   23,049
=======================================================================================

  Aggregate non-interest expenses grew 1.7 percent to $43.5 million in 1993. Non-interest expenses for 1992 were 51.7 percent above 1991 levels, primarily due to the acquisition of Home & City Savings Bank.

  The largest component of non-interest expense continues to be salaries and employee benefits. These costs rose 5.0 percent in 1993 after increases of 35.7 percent in 1992 and 17.7 percent in 1991. The increases were primarily due to routine wage adjustments, increased payroll taxes, and the growing cost of providing employee benefits. While compensation costs continue to represent a significant component of non-interest expense, the effectiveness of management controls in this area is evidenced by the Bank's consistent placement in the most efficient quartile of comparable organizations as defined in the Federal Financial Institutions Examination Council's Uniform Bank Performance Reports.

  Significant items within the category of other expenses for 1993 included a reduction of $1.2 million, or 53.9 percent, in advertising and promotional expense as a result of management's decision to scale down all advertising campaigns. Professional expenses decreased $1.8 million, or 41.6 percent in 1993, mainly as the result of eliminating computer consultant services. These costs, which were associated with various systems conversions, totalled $1.4 million in 1992. Other real estate expenses increased $4.5 million in 1993, as several sizable problem assets acquired in the Home & City purchase moved toward resolution.

  In 1990, the Financial Accounting Standards Board issued Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 106 requires a calculation of the present value of expected benefits to be paid to employees after their retirement and an allocation of those benefits to the periods in which the employees render service to earn the benefits. The Company adopted Statement No. 106 on January 1, 1993 at a cost of $5,770,000. The Company funded the resulting liability during the first quarter of 1993 with investments which will generate earnings that will reduce period post retirement benefit costs in future years.

APPLICABLE INCOME TAXES

  Applicable income taxes and effective tax rates were $12.5 million and 34.6 percent for 1993, $9.3 million and 34.8 percent for 1992 and $4.9 million and 27.4 percent for 1991. Income taxes for financial reporting purposes differ from the amount computed by applying the statutory rate to income before taxes. This difference is due primarily to tax-exempt income from certain loans and investment securities and non-deductible expenses, primarily goodwill. For additional information concerning income taxes, refer to Note 11 of the Notes to Consolidated Financial Statements.

  The Company currently accounts for income taxes under FASB Statement No. 109, which changed the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net income for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are detailed in Note 11 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

  TrustCo meets all the regulatory requirements for designation as a well capitalized bank holding company. The Company has established the regulatory standards for designation as a well capitalized company as its internal minimum capital requirement.

  Designation by the regulatory agencies as a well capitalized bank holding company requires: a leverage ratio of 5.0 percent or greater; a Tier I risk-based capital ratio of 6.0 percent or greater; and a total risk-based capital ratio of 10.0 percent or greater. At December 31, 1993, Trustco had a leverage ratio of 6.67 percent, a Tier I risk-based capital ratio of 12.06 percent, and a total risk-based capital ratio of 13.34 percent. The Company's capital ratios were all in excess of regulatory minimums for designation as well capitalized for 1992 and 1991 as well.

  Equity capital stood at $129.9 million at December 31, 1993, an increase of $9.5 million over the 1992 level, which in turn had grown $9.3 million from year-end 1991. Substantially all of the increase in equity capital in this period was the result of earnings retention. At December 31, 1993, equity capital represented 6.6 percent of total assets, compared with 6.2 percent at year-end 1992 and 6.3 percent at the end of 1991. The strength of the equity capital of the Company and its subsidiary Bank affords protection to the depositors, and also affords the Company ready access to the debt and equity markets.

  The book value of TrustCo stock has increased steadily, growing from $8.50 per share at year-end 1991, to $9.15 at the end of 1992, and to $9.82 per share at December 31, 1993. The Company had no commitments for the future issuance of securities, other than its stock option plan, in place at December 31, 1993.

  Dividends paid on common stock in 1993 totalled $11.6 million, or
56.9 percent of net income. In addition, the Company paid a 2 for 1 stock split in November, 1993, while simultaneously raising the annualized dividend rate to $1.00 per share. During 1992, cash dividends represented 51.1 percent of income, and a 5 for 4 stock split was paid. The 1991 cash dividend payout of 45.0 percent of income was supplemented with a 10 percent stock dividend.

CREDIT RISK REVIEW

  Much of what is discussed in this financial review is based on the underlying principle of prudent management of the Company's resources. Management has consistently endeavored to be appropriately responsive to a variety of changes in the Company's markets, while at all times preserving its financial strength. The Company has a well-established tradition of avoiding high-risk resource allocation strategies in favor of more secure opportunities based on sound financial relationships. Historical levels of non-performing loans, charge-offs, and the allowance for loan losses are all indicative of the prudence of this approach.

  However, the extension of credit involves the inherent risk that funds advanced will not be repaid. Weighing risks against rewards within the context of the Company's overall business strategy is the primary task in portfolio management. This effort requires the thorough review of a prospective borrower's business strategy, financial statements, credit history and available collateral prior to the extension of credit. It also requires the regular scrutiny of existing loans, affording management the opportunity to respond quickly to deteriorating credits in order to minimize their consequences. The loan portfolio is subject to ongoing internal review, as well as to periodic examination by state and federal supervisory authorities and the Company's independent certified public accountants.

  The Company has historically experienced modest levels of net loan losses. Net loans charged against the allowance for loan losses during 1993 were $4.4 million, as compared to $4.8 million in 1992 and $1.6 million in 1991. Net charge-offs represented 0.43 percent of average outstanding loans in 1993, 0.48 percent in 1992, and 0.26 percent in 1991. The increase in net charge-offs after 1991 is associated with the volume of problem credits acquired in connection with the purchase of Home & City Savings Bank. Management currently anticipates that charge-offs will continue in the range of 0.40 percent of average outstanding loans.

  The allowance for loan losses at December 31, 1993 was $34.1 million, or 3.2 percent of net loans outstanding as of that date. At year-end 1992 and 1991, the allowance for loan losses represented, respectively, 2.6 and 1.9 percent of outstanding loans. Charge-off coverage (the ratio of the year-end allowance for loan losses to net charge-offs for the year) is an indicator of the adequacy of the allowance. This ratio was 7.7 times for 1993, as compared with 5.6 times for 1992 and 11.8 times for 1991. The most recent examination by the New York State Banking Department and the Federal Reserve Bank found that the allowance for loan losses was adequate at the date of the examination.

  The table which follows details the historical relationship among outstanding loans, the loan loss allowance, additions to the allowance charged to operating expense, charge-offs and recoveries.

Loan Loss Analysis
($000 Omitted)                                   1993        1992         1991      1990       1989
_____________________________________________________________________________________________________
Amount of loans outstanding at end of year
  (less unearned income)                      $1,060,648   1,028,541   1,025,421   462,469    432,155
_____________________________________________________________________________________________________
Average loans outstanding during year
  (less average unearned income)              $1,021,984   1,005,658     625,031   443,167    406,634
=====================================================================================================

Balance of allowance at beginning of year     $   26,919      19,049      13,446    11,336      9,590
Loans charged off:
  Commercial                                       5,866       4,857       1,129       313         --
  Real estate                                        199         125          70       140         --
  Installment including credit card and
    related plans                                    676       1,015         616       395        750
_____________________________________________________________________________________________________
      Total                                        6,741       5,997       1,815       848        750
_____________________________________________________________________________________________________
Recoveries of loans previously charged off:
  Commercial                                       1,810         327          23        21        296
  Real estate                                         --          --          --        --         --
  Installment including credit card and
    related plans                                    523         847         174       237        100
_____________________________________________________________________________________________________
      Total                                        2,333       1,174         197       258        396
_____________________________________________________________________________________________________
Net loans charged off                              4,408       4,823       1,618       590        354
Additions to allowance charged to
  operating expense                               11,576      12,693       6,490     2,700      2,100
Allowance of acquired bank                            --          --         731        --         --
_____________________________________________________________________________________________________
Balance of allowance at end of year           $   34,087      26,919      19,049    13,446     11,336
=====================================================================================================

Net charge-offs as percent
        of average loans outstanding
  during year (less average unearned income)        0.43%       0.48%       0.26%     0.13%      0.09%
Allowance as percent of loans outstanding
  at end of year                                    3.21%       2.62%       1.86%     2.91%      2.62%
======================================================================================================

DISCUSSION OF LOAN PORTFOLIO RISK ELEMENTS

  Management's assessment of the adequacy of the allowance for loan losses is influenced by a variety of factors, including: the Company's standards for granting new loans and evaluating existing credits; the component elements of the loan portfolio and the growth patterns exhibited therein; current economic conditions; the loss potential of loans classified by internal reviewers, supervisory authorities and independent accountants; the level of past due and non-accrual loans; and the Company's historical loan loss experience.

  The allowance for loan losses over the past five years has averaged
2.61 percent of average loans outstanding, while net loan losses for the same period have averaged a significantly lower 0.34 percent of average loans. Additionally, while it is common industry practice for the total of non-accrual loans, loans in excess of 90 days delinquent and renegotiated loans to exceed the allowance for loan losses, the Company's volume of loans so classified of $1.9 million at year-end 1993 and $7.4 million at year-end 1992 was far lower than the year-end allowance for loan loss levels of $34.1 million in 1993 and $26.9 million in 1992.

  The ratio of recoveries on prior period charge-offs to loans charged off is a test of both the conservatism of charge-off practices and the forcefulness of collection efforts. Over the past five years, the Company's recovery ratio has averaged 27.0 percent on a weighted basis, indicating that charge-offs are taken in a timely manner and that recovery efforts are effective.

  The adequacy of the loan loss allowance is further supported by the lack of foreign debt in the portfolio, the absence of single-borrower or single-industry concentrations, and the local composition of the loan portfolio. Past experience suggests that it is not practical for management to allocate the allowance for loan losses to specific categories within the loan portfolio on a statistical or other basis.

NON-PERFORMING LOANS

  Loans categorized as "non-performing" include those credits on a non-accrual basis, credits contractually past due 90 days or more, and credits whose terms have been renegotiated due to the financial deterioration of the borrower. Non-performing loans receive management's close attention.

  Loans are placed in non-accrual status when, in the opinion of management, the collection of additional interest is in doubt. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal. The following table sets forth information with regard to non-performing loans:

Non-performing Loans at Year-end
($000 Omitted)                                     1993      1992     1991     1990    1989
____________________________________________________________________________________________
Loans on a non-accrual basis                    $     24       970    1,054      107   1,021
Loans contractually past due 90 days or more       1,853     6,438    3,340    1,772   1,229
____________________________________________________________________________________________
      Total non-performing loans                $  1,877     7,408    4,394    1,879   2,250
============================================================================================
Total non-performing loans to year-end total net
  loans outstanding                                 0.18%     0.72%    0.44%    0.41%   0.52%
============================================================================================

  Non-performing year-end 1993 commercial loans of $114 thousand were
0.05 percent of outstandings (compared with 1.6 percent and 0.1 percent at year-end 1992 and 1991 respectively). Real estate loans of $1.5 million were 0.2 percent of outstandings (compared with 0.4 percent at year-end 1992 and 0.6 percent at year-end 1991). There were $250 thousand in non-performing installment loans, or 0.9 percent of outstandings, at year-end 1993 compared to 0.9 percent at year-end 1992 and 0.5 percent at year-end 1991. Most of the increase in non-performing loans was due to loans acquired from Home & City Savings Bank in 1991. With respect to loans in non-accrual status at December 31, 1993, the gross interest income that would have been recorded during 1993 had the loans remained current was $1 thousand, and the amount that was actually recorded amounted to $1 thousand. As of December 31, 1993, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

OTHER REAL ESTATE OWNED

  Real estate properties acquired in satisfaction of loans are classified as other assets and recorded on an individual basis at the lower of fair value minus estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). The value of real estate owned was $6.2 million at December 31, 1993 and $5.9 million at December 31, 1992. In-substance foreclosures were valued at $14.9 million at the end of 1993 and $20.7 million at the end of 1992. Most of the increase in real estate owned and in-substance foreclosure was due to assets acquired from Home & City Savings Bank in 1991.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

  The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average yields on earning assets and rates on interest bearing liabilities of the Company and the Bank on a tax equivalent basis for each of the reported periods. Non-accrual loans are included in loans for this analysis. When a loan is placed in non-accrual status, interest income is recorded only to the extent actually received in cash.

                                                   1993                        1992                        1991
__________________________________________________________________________________________________________________________
                                        Average           Average  Average             Average Average            Average
($000 Omitted)                          Balance  Interest  Rate    Balance   Interest   Rate   Balance   Interest   Rate
==========================================================================================================================
Assets
  Loans, net of
         unearned income<F1>          $1,021,984   87,559  8.57%  $1,005,658   93,532  9.30%  $  625,031    64,712  10.35%
__________________________________________________________________________________________________________________________
  Securities held for sale:
    U.S. Treasury securities<F1>         182,273   12,797  7.02%      48,660    3,671  7.54%          --        --     --%
    Other                                 10,160      804  7.91%       7,056      558  7.91%          --        --     --%
__________________________________________________________________________________________________________________________
    Total securities
         held for sale                   192,433   13,601  7.07%      55,716    4,229  7.59%          --        --     --%
__________________________________________________________________________________________________________________________
  Investment securities:
    U.S. Treasury securities<F1>         274,398   16,913  6.16%     342,796   26,209  7.65%     280,966    25,197   8.97%
    State and municipal
              obligations<F1>             32,667    2,074  6.35%      54,652    4,005  7.33%      72,301     6,070   8.40%
    Mortgage-backed securities           119,442    8,444  7.07%     149,408   12,389  8.29%      51,697     4,467   8.64%
    Other<F1>                             30,360    2,165  7.13%      21,969    1,639  7.46%      13,331     1,073   8.05%
__________________________________________________________________________________________________________________________
    Total investment securities          456,867   29,596  6.48%     568,825   44,242  7.78%     418,295    36,807   8.80%
  Federal funds sold                     163,567    4,912  3.00%     113,429    3,811  3.36%      42,542     2,351   5.53%
__________________________________________________________________________________________________________________________
    Total interest earning assets      1,834,851  135,668  7.39%   1,743,628  145,814  8.36%   1,085,868   103,870   9.57%
__________________________________________________________________________________________________________________________

  Allowance for possible
               loan losses               (30,214)                    (23,735)                    (16,139)
  Cash and non-interest
               earning assets            142,078                     132,287                      80,046
__________________________________________________________________________________________________________________________
    Total assets                       1,946,715                  $1,852,180                  $1,149,775
==========================================================================================================================

Liabilities and Shareholders' Equity
  Time deposits:
    Regular savings & Now accounts       973,076   27,530  2.83%     811,973   31,850  3.92%     343,484    16,068   4.68%
    Other time deposits                  701,692   33,352  4.75%     774,839   43,324  5.59%     575,881    39,511   6.86%
__________________________________________________________________________________________________________________________
    Total time deposits                1,674,768   60,882  3.64%   1,586,812   75,174  4.74%     919,365    55,579   6.05%
  Short-term borrowed debt                17,447      380  2.18%      25,520      757  2.97%      42,990     2,203   5.12%
  Long-term borrowed debt                  3,870      357  9.22%       5,000      470  9.40%       5,000       470   9.40%
__________________________________________________________________________________________________________________________
    Total interest bearing
                  liabilities          1,696,085   61,619  3.63%   1,617,332   76,401  4.72%     967,355    58,252   6.02%
__________________________________________________________________________________________________________________________

  Demand deposits                         92,763                      88,667                      81,939
  Other liabilities                       32,219                      29,943                      25,530
  Shareholders' equity                   125,648                     116,238                      74,951
__________________________________________________________________________________________________________________________
    Total liabilities
      and shareholders' equity        $1,946,715                  $1,852,180                  $1,149,775
==========================================================================================================================
Net interest income                                74,049                     $69,413                     $ 45,618
==========================================================================================================================
Net interest spread                                        3.76%                       3.64%                         3.55%
==========================================================================================================================
Net interest margin
  (net interest income to total
        interest earning assets)                           4.04%                       3.98%                         4.20%
==========================================================================================================================

<F1> Certain portions of income earned on certain commercial loans,
     U.S. Government obligations, obligations of states and political subdivisions, and equity securities are exempt from federal and state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0 percent and 10.35 percent respectively for 1993, and 34.0 percent and 10.35 percent respectively for 1992 and 1991.

Price Range of Common Stock and Dividends Per Share

  The common stock of the Company is traded on the NASDAQ National Market System. The prices in the table are actual transactions, but may be purchases and sales of shares between dealers and may not include mark-ups, mark-downs or commissions.

Price Range of Common Stock and Dividends Per Share
                                                  DIVIDENDS
                                                   DECLARED
                     RANGE OF STOCK PRICES        PER SHARE
                  _______________________________________________
                        1993            1992         1993    1992
                  _______________ ______________ ________________
                    HIGH     LOW     HIGH     LOW
                  _______________  _______________
1ST QUARTER        $20.63  $17.00   $16.20  $13.60   $.200  $.160
2ND QUARTER         20.75   19.38    15.80   14.80    .200   .160
3RD QUARTER         23.25   20.00    15.80   14.20    .225   .160
4TH QUARTER         23.25   21.00    17.25   15.20    .250   .200

  Dividends and stock prices have been adjusted for a 2 for 1 Stock Split in November 1993 and 5 for 4 stock split paid to shareholders in November 1992. On December 31, 1993, the last transaction on NASDAQ of the common stock of the Company was $22.75 a share. The Company had 3,963 shareholders of record at year end.

  See Notes to Consolidated Financial Statements (1)(j) regarding dividend restrictions.

Officers

PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT
Nancy A. McNamara

SECRETARY
William F. Terry

ASSISTANT SECRETARY AND TREASURER
Peter A. Zakriski

Board of Directors

Barton A. Andreoli
President,
Towne Construction and Paving Co.

Lionel O. Barthold
Vice-Chairman, Power Technologies, Inc.
(Consulting Engineers)

M. Norman Brickman
President, D. Brickman, Inc.
(Wholesale Fruit and Produce)

C.W. Carl, Jr.
Retired, Former President, The Carl Company
(Department Store)

Robert A. McCormick
President and Chief Executive Officer
Trustco Bank New York

Nancy A. McNamara
Senior Vice President
Trustco Bank New York

Dr. John S. Morris
President Emeritus, Union College and Former Chancellor, Union University

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
President, R.J. Murray Co., Inc.
(Air Conditioning Distributors)

Kenneth C. Petersen
President,
Schenectady International, Inc.

William J. Purdy
President,
Welbourne & Purdy Realty, Inc.

Daniel J. Rourke, M.D.
Physician

William F. Terry
Senior Vice President and Secretary
Trustco Bank New York

Philip J. Thompson
Retired, Former Vice President, and Director
New York Telephone

Directors of TrustCo Bank Corp NY are also Directors of Trustco Bank New York

HONORARY DIRECTORS
Donald E. Craig
Dr. Caryl P. Haskins
Bernard J. King
H. Gladstone McKeon
William H. Milton, III
Anthony M. Salerno
Edwin O. Salisbury
Harry E. Whittingham, Jr.
Henry D. Wright

Officers

Trustco Bank
New York

PRESIDENT AND CHIEF
EXECUTIVE OFFICER
Robert A. McCormick

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
Ralph A. Pidgeon

SENIOR VICE PRESIDENT AND SECRETARY
William F. Terry

BANK SERVICES, FINANCIAL MANAGEMENT, INFORMATION SERVICES, TRUST

Senior Vice President
William F. Terry

BANK SERVICES

Administrative Vice President
Peter A. Zakriski

FINANCIAL MANAGEMENT

Administrative Vice President
Linda C. Christensen

INFORMATION SERVICES

Administrative Vice President
William H. Milton

Senior Information Services Officer
Danielle M. Eddy

TRUST DEPARTMENT

Administrative Vice President
Joseph A. Gorman, III

Vice President and Senior Trust Officer
James Niland

Vice President and Trust Officer
Matthew G. Waschull

Trust Officers
Christopher J. Fagan
John P. Fulgan

Investment Officer
Robert Scribner

AUDITOR
John C. Fay

BRANCH ADMINISTRATION, MARKETING and COMMUNITY RELATIONS

Senior Vice President
Ralph A. Pidgeon

MARKETING

Vice President
Madeline S. Busch

BRANCH OFFICERS
Richard E. Bailey
Thomas H. Lauster
James H. Tyler

LOAN DIVISION and OPERATIONS

Senior Vice President
Nancy A. McNamara

LOAN DIVISION

COMMERCIAL LOANS
Vice Presidents
Donald J. Csaposs
George W. Wickswat

Senior Commercial Loan Officer
Nancy E. Wurth

INSTALLMENT LOANS
Senior Installment Loan Officer
Thomas H. Poitras

MORTGAGE LOANS
Senior Mortgage Officer
Elinore J. Vine

OPERATIONS

Administrative Vice President
James D. McLoughlin

PERSONNEL

Vice President
Ann M. Noble

Management Information Officer
Lynn D. Hackler

Branch Locations

Trustco Bank
New York

Altamont Ave. Office
1400 Altamont Ave., Rotterdam
Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave., Rotterdam
Telephone: 355-1900

Bay Road Office
292 Bay Road, Queensbury
Telephone: 792-2691

Brandywine Office
State St. at Brandywine Ave.,
Schenectady
Telephone: 346-4295

Central Avenue Office
163 Central Ave., Albany
Telephone: 426-7291

Clifton Park Office
1018 Route 146, Clifton Park
Telephone: 371-8451

Clifton Country Road Office
7 Clifton Country Road
Clifton Park
Telephone: 371-5002

Colonie Office
1892 Central Ave.,
Colonie Plaza, Colonie
Telephone: 456-0041

Delmar Office
167 Delaware Ave., Delmar
Telephone: 439-9941

East Greenbush Office
501 Columbia Turnpike,
Rensselaer
Telephone: 479-7233

Glens Falls Office
3 Warren Street, Glens Falls
Telephone: 798-8131

Greenwich Office
131 Main St., Greenwich
Telephone: 692-2233

Guilderland Office
3900 Carman Road, Schenectady
Telephone: 355-4890

Halfmoon Office
Country Dollar Plaza, Halfmoon
Telephone: 371-0593

Hoosick Falls Office
47 Main St., Hoosick Falls
Telephone: 686-5352

Hudson Office
507 Warren St., Hudson
Telephone: 828-9434

Latham Office
1 Johnson Road, Latham
Telephone: 785-0761

Loudon Plaza Office
372 Northern Blvd., Albany
Telephone: 462-6668

Madison Avenue Office
1084 Madison Ave., Albany
Telephone: 489-4711

Main Office
320 State St., Schenectady
Telephone: 377-3311

Mayfair Office
Saratoga Road at Mayfair,
Glenville
Telephone: 399-9121

Mont Pleasant Office
Crane St. at Main Ave.,
Schenectady
Telephone: 346-1267

New Scotland Office
301 New Scotland Ave., Albany
Telephone: 438-7838

Newton Plaza Office
588 New Loudon Road, Latham
Telephone: 786-3687

Niskayuna-Woodlawn Office
3461 State St., Schenectady
Telephone: 377-2264

Plaza Seven Office
1208 Troy-Schenectady Road,
Latham
Telephone: 785-4744

Queensbury Office
33 Quaker Road, Queensbury
Telephone: 798-7226

Rotterdam Office
Curry Road Shopping Ctr.,
Rotterdam
Telephone: 355-8330

Rotterdam Square Office
2 Campbell Road, Rotterdam
Telephone: 377-2393

Route 9 Office--Latham
754 New Loudon Rd., Latham
Telephone: 786-8816

Sheridan Plaza Office
1350 Gerling St., Schenectady
Telephone: 377-8517

Shoppers' World Office
Old Rte. 146 and Plank Rd.,
Clifton Park
Telephone: 383-6851

State Farm Road Office
Route 20 and 155 South,
Guilderland
Telephone: 452-6913

State Street Office
112 State St., Albany
Telephone: 436-9043

Stuyvesant Plaza Office
Western Ave. at Fuller Road,
Albany
Telephone: 489-2616

Tanners Main Office
345 Main Street, Catskill
Telephone: 943-2500

Tanners West Side Office
238 West Bridge St., Catskill
Telephone: 943-5090

Troy Office
5th Ave., and State St., Troy
Telephone: 274-5420

Union Street East Office
1700 Union St., Schenectady
Telephone: 382-7511

Upper New Scotland Office
583 New Scotland Ave., Albany
Telephone: 438-6611

Upper Union Street Office
1620 Union St., Schenectady
Telephone: 374-4056

Wilton Mall Office
Route 50, Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road, Albany
Telephone: 458-7761

General Information

ANNUAL MEETING
Monday, May 16, 1994
12:00 Noon
Trust Building
192 Erie Boulevard
Schenectady, New York 12305

CORPORATE HEADQUARTERS
320 State Street
Schenectady, New York 12305
(518-377-3311)

DIVIDEND REINVESTMENT PLAN
  A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges, and provides a convenient method of acquiring additional shares. Trustco Bank New York, our wholly owned bank subsidiary, acts as administrator for this service, and has designated Glens Falls National Bank and Trust Company to act as agent for shareholders in these transactions. Shareholders who want additional information may contact the TrustCo Shareholder Services Department (518-381-3699, ext. 1292).

EQUAL OPPORTUNITY AT TRUSTCO
  Trustco Bank New York is an Affirmative Action Equal Opportunity
Employer.

FORM 10-K
TrustCo Bank Corp NY will provide without charge a copy of its Form 10-K upon written request.
Requests and related inquiries should be directed to William F. Terry, Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082.

NASDAQ SYMBOL:TRST
The Corporation's common stock is traded on the NASDAQ National Market
System.

SUBSIDIARIES:
Trustco Bank New York
Schenectady, New York
Member FDIC

ORE Subsidiary Corp.
Schenectady, New York

TRANSFER AGENT
Trustco Bank New York
Securities Department
P.O Box 380
Schenectady, New York 12301-380


[DESCRIPTION] EXHIBIT 21 TO FORM 10-K

                                                              Exhibit 21

                        LIST OF SUBSIDIARIES OF TRUSTCO

          Trustco Bank New York    New York State chartered trust company

          ORE Subsidiary Corp.                       New York corporation


[DESCRIPTION] EXHIBIT 23 TO FORM 10-K


                                                              Exhibit 23

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153) filed on October 3, 1991, Form S-8 (No. 33-67176) filed on August 6, 1993 of TrustCo Bank Corp NY and subsidiaries of our report dated January 26, 1994, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Annual Report on Form 10-K of TrustCo Bank Corp NY.

/s/KPMG Peat Marwick
______________________________________
KPMG Peat Marwick

Albany, New York
March 29, 1994



[DESCRIPTION] EXHIBIT 24 TO FORM 10-K

                                                              Exhibit 24

                               POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Peter A. Zakriski as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1993 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                  /s/Lionel O. Barthold
________________________________       ____________________________
Barton A. Andreoli                     Lionel O. Barthold

/s/M. Norman Brickman                  /s/Charles W. Carl,Jr.
________________________________       ____________________________
M. Norman Brickman                     Charles W. Carl, Jr.

/s/Robert A. McCormick                 /s/Nancy A. McNamara
________________________________       ____________________________
Robert A. McCormick                    Nancy A. McNamara

/s/Dr. John S. Morris                  /s/Dr. James H. Murphy
________________________________       ____________________________
Dr. James S. Morris                    Dr. James H. Murphy

/s/Richard J. Murray, Jr.              /s/Kenneth C. Petersen
________________________________       ____________________________
Richard J. Murray, Jr.                 Kenneth C. Petersen

/s/William J. Purdy                    /s/Dr. Daniel J. Rourke
________________________________       ____________________________
William J. Purdy                       Dr. Daniel J. Rourke

/s/William F. Terry                    /s/Philip J. Thompson
________________________________       ____________________________
William F. Terry                       Philip J. Thomspon



Sworn to before me this
15th day of February 1994.

/s/Joan Clark
________________________________

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 1994



[DESCRIPTION] EXHIBIT 99 TO FORM 10-K

                                                              Exhibit 99

                           INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick
Certified Public Accountants
74 North Pearl Street
Albany, New York 12207

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 11 to the consolidated financial statements, in 1993 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which changed its method of accounting for income taxes. As discussed in note 12 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993 which changed its method of accounting for postretirement benefits other than pensions.

/s/KPMG Peat Marwick
______________________________________
KPMG Peat Marwick

January 26, 1994

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TrustCo Bank Corp NY


                                     _____________________________
                                     Robert A. McCormick
                                     President
                                     (chief executive officer)


                                     _____________________________
                                     William F. Terry
                                     Secretary
                                     (chief financial officer)


                                     _____________________________
                                     Peter A. Zakriski
                                     Treasurer
                                     (chief accounting officer)

Date: March 22, 1993