Form 10-Q
period 1994-03-31
TRUSTCO BANK CORP N Y
filed 1994-05-16
CIK 357301

[TEXT]

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended                     Commission File Number 0-10592
     March 31, 1994

                            TrustCo Bank Corp NY
           (Exact name of registrant as specified in its charter)

             New York                                      14-1630287
  (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification No.)

               320 State Street, Schenectady, New York 12305
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:  (518) 377-3311

       ----------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of exchange on
  Title of each class                                  which registered
  -------------------                                  -----------------
        None                                                 None

        Securities registered pursuant to Section 12(g) of the Act:

                              (Title of Class)
                                   Common
       ----------------------------------------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
  to such filing requirements for the past 90 days.    Yes__X__    No____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                                              Number of Shares Outstanding
  Class of Common Stock                           as of November 10, 1993
  ---------------------                       -----------------------------
      $1 Par Value                                     13,221,478


          TRUSTCO BANK CORP NY

          INDEX




 Part I.  FINANCIAL INFORMATION

                                                               PAGE NO.

 Item 1.  Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the Three
          Months Ended March 31, 1994 and 1993

          Consolidated Statements of Financial Condition as of March 31, 1994 and December 31, 1993

          Consolidated Statements of Cash Flow for the
          Three Months Ended March 31, 1994 and 1993

          Notes to Consolidated Interim Financial Statements

          Independent Auditors' Report

 Item 2.  Management's Discussion and Analysis



 Part II. OTHER INFORMATION

 Item 1.  Legal Proceedings - NONE

 Item 2.  Changes in Securities - NONE

 Item 3.  Defaults Upon Senior Securities - NONE

 Item 4.  Submission of Matters to Vote of Security Holders - Annual Proxy

 Item 5.  Other Information - NONE

 Item 6.  (a) Exhibits - NONE                                  ~

          (b) Reports on Form 8-K - NONE



                                 TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited)

                                (Dollars in Thousands)
                                                             3 Months Ended
                                                                 March 31
                                                            1994            1993
                                                         -------         -------
   Interest Income:
    Interest and Fees on Loans.........................$  21,876          22,191
    Interest on U. S. Government (incl.
     Agencies and Corporations).........................   6,508           7,593
    Interest on States and Political
     Subdivisions.......................................     224             451
    Interest on Mortgage-Backed Securities..............   2,122           2,215
    Interest on Other Bonds, Notes and
     Debentures.........................................     707             772
    Interest on Federal Funds Sold......................   1,247             988
                                                        ---------       ---------
       Total Interest Income............................  32,684          34,210
   Interest Expense:                                     -------         -------
    Interest on Deposits:
     Regular Savings and NOW Accounts...................   6,274           7,530
     Money Market Deposit Accounts......................     644             805
     Certificates of Deposit of $100,000 or more........     480             393
     Other Time.........................................   7,124           7,132
    Interest on Short-Term Borrowings...................     103              85
    Interest on Long-Term Debt..........................      41             118
                                                         -------         -------
      Total Interest Expense............................  14,666          16,063
                                                         -------         -------
      Net Interest Income...............................  18,018          18,147
   Provision for Possible Loan Losses...................   1,827           1,000
                                                         -------         -------
      Net Interest Income after Provision
       for Possible Loan Losses.........................  16,191          17,147
   Other Income:                                         -------         -------
    Trust Department Income.............................   1,169           1,027
    Fees for Other Services to Customers................   2,039           1,305
    Unrealized Gain on Trading Securities...............     ---              33
    Net Gain (Loss) on Securities Available for Sale....    (577)          2,116
    Other...............................................     683             500
                                                         -------         -------
     Total Other Income.................................   3,314           4,981
   Other Expenses:                                       -------         -------
    Salaries and Employee Benefits......................   4,660           4,278
    Net Occupancy Expense...............................   1,091             940
    Equipment Expense...................................     817             915
    FDIC Insurance Expense..............................   1,007             988
    Professional Services...............................     558             570
    Other Real Estate Expenses..........................     272             578
    Other...............................................   3,004           1,015
                                                         -------         -------
     Total Other Expenses...............................  11,409           9,284
                                                         -------         -------
      Income Before Income Taxes and Cumulative Effect
       of a Change in Accounting Principle..............   8,096          12,844
   Applicable Income Taxes..............................   2,800           4,809
                                                         -------         -------
       Income Before Cumulative Effect of a Change in
        Accounting Principle............................   5,296           8,035
                                                         -------         -------
  Cumulative effect at January 1, 1993 of a Change in
   Accounting Principle.................................     ---          (3,284)
                                                         -------         -------
       Net Income......................................$   5,296           4,751
                                                         ========        ========
   Earnings Per Common Share:
       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$    0.39            0.60 *
   Earnings Per Common Share:
  Cumulative effect at January 1, 1993 of a Change in
   Accounting Principle.................................     ---           (0.24)*
                                                         -------         -------
       Net Income......................................$    0.39            0.36 *
                                                         ========        ========
   Average Equivalent Shares Outstanding (000s omitted).  13,534          13,424
                                                         ========        ========
*Per share data for 1993 adjusted for 2 for 1 stock split paid November 1993.

   See accompanying notes to consolidated interim financial statements.





                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Financial Condition
                                  (Dollars in Thousands)

                                                            3/31/94             12/31/93
                                                          (Unaudited)
    Assets:                                                ---------           ---------
  Cash and Due from Banks................................$   48,566              50,977

  Trading Securities......................................      ---               2,106

  Securities Available for Sale:
   U. S. Government (incl. Agencies and Corporations).....  350,124             230,563
   Mortgage-Backed Securities.............................  141,905                 ---
   Other Bonds, Notes and Debentures......................   38,844              10,153
                                                          ---------           ---------
    Total Securities Available for Sale...................  530,873             240,716
                                                          ---------           ---------
  Investment Securities:
   U. S. Government (incl. Agencies and Corporations).....      ---             228,157
   States and Political Subdivisions......................   22,193              23,017
   Mortgage-Backed Securities.............................      ---             138,376
   Other Bonds, Notes and Debentures......................    9,373              27,256
                                                          ---------           ---------
    Total Investment Securities...........................   31,566             416,806
                                                          ---------           ---------
  Federal Funds Sold......................................  250,000             149,000
  Loans:
   Commercial.............................................  229,079             229,971
   Mortgages, closed-end..................................  637,303             599,805
   Revolving Home Equity Credit Line......................  199,656             202,018
   Installment............................................   28,639              31,212
                                                          ---------           ---------
    Total Loans...........................................1,094,677           1,063,006
  Less:                                                   ---------           ---------
   Allowance for Possible Loan Losses.....................   36,217              34,087
   Unearned Income........................................    2,227               2,358
                                                          ---------           ---------
   Net Loans..............................................1,056,233           1,026,561

  Bank Premises and Equipment.............................   24,904              24,893
  Other Assets............................................   58,603              60,239
                                                          ---------           ---------
     Total Assets........................................$2,000,745           1,971,298
                                                          =========           =========

  Liabilities:

  Deposits:
   Demand................................................$   92,703              96,034
   Regular Savings and NOW Accounts.......................  995,765             970,407
   Money Market Deposit Accounts..........................  109,231             110,630
   Certificates of Deposit (In Denominations of
    $100,000 or More).....................................   40,026              37,452
   Other Time.............................................  580,531             579,709
                                                          ---------           ---------
    Total Deposits........................................1,818,256           1,794,232

  Short-Term Borrowings...................................   18,464              18,323
  Accrued Expenses and Other Liabilities..................   28,355              26,113
  Long-Term Debt..........................................    2,750               2,750
                                                          ---------           ---------
    Total Liabilities.....................................1,867,825           1,841,418
                                                          ---------           ---------
  Shareholders' Equity

  Capital Stock Par Value $1; 25,000,000 Shares Authorized
    13,640,155 and 13,588,044 Shares Issued March 31, 1994
    and December 31, 1993, respectively...................   13,640              13,588
  Surplus.................................................   92,631              91,955
  Undivided Profits.......................................   27,308              25,331
  Net Unrealized Gain on Securities Available for Sale....
  Treasury Stock at Cost - 364,566 Shares at                    335                 ---
    March 31, 1994 and December 31, 1993 .................     (994)               (994)
                                                          ---------           ---------
    Total Shareholders' Equity............................  132,920             129,880
                                                          ---------           ---------
    Total Liabilities and Shareholders' Equity...........$2,000,745           1,971,298
                                                          =========           =========

  See accompanying notes to consolidated interim financial statements.



                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                  (Dollars in Thousands)

THREE MONTHS ENDED March 31,                                1994               1993
                                                          --------            -------
Cash Flows from Operating Activities:
Net Income before Change in Accounting Principle........$    5,296              8,035
Change in Accounting Principle...........................      ---             (3,284)
                                                          --------            -------
Net Income...............................................    5,296              4,751
                                                          --------            -------
Adjustments to Reconcile Net Income to Net Cash Provided
 by/(Used in) Operating Activities:
  Depreciation and Amortization..........................      569                581
  Provision for Possible Loan Losses.....................    1,827              1,000
  Provision for Deferred Tax Expense.....................      214                ---
  Loss on Sale of Securities Available for Sale..........    6,148                  2
  Gain on Sale of Securities Available for Sale..........   (5,565)            (2,118)
  Gain on Calls and Sales of Investment Securities.......       (6)               (33)
  Purchase of Trading Securities.........................      ---             (1,772)
  Decrease(Increase) in Taxes Receivable.................    1,071               (647)
 (Increase)Decrease in Interest Receivable...............     (907)                 9
  Increase(Decrease) in Interest Payable.................       53               (102)
  Increase in Other Assets...............................   (2,801)           (11,788)
  Increase in Accrued Expenses...........................    2,175              7,901
                                                          --------            -------
    Total Adjustments                                        2,778             (6,967)
                                                          --------            -------
Net Cash Provided by/(Used in) Operating Activities......    8,074             (2,216)
                                                          --------            -------
Cash Flows from Investing Activities:

  Proceeds from Sales of Securities Available for Sale...  394,048             39,277
  Purchase of Securities Held for Sale................... (330,252)               ---
  Proceeds from Maturities of Investment Securities .....    1,385             27,145
  Proceeds from Maturities of Securities Avail for Sale..   32,558                ---
  Purchase of Investment Securities......................     (555)           (22,359)
  Net Increase in Loans..................................  (31,586)            (2,429)
  Proceeds from sales of Real Estate Owned...............    3,909              2,253
  Capital Expenditures...................................     (580)              (464)
                                                          --------            -------
    Net Cash Provided by Investing Activities............   68,927             43,423
                                                          --------            -------
Cash Flows from Financing Activities:

  Net Increase(Decrease) in Deposits.....................   24,024            (14,985)
  Net Increase(Decrease) in Short-Term Debt..............      141             (5,175)
  Proceeds from Issuance of Common Stock.................      728                230
  Proceeds from Sale of Treasury Stock...................      ---                218
  Dividends Paid.........................................   (3,305)            (2,633)
                                                          --------            -------
    Net Cash Provided by/(Used In) Financing Activities..   21,588            (22,345)
                                                          --------            -------
Net Increase in Cash and Cash Equivalents................   98,589             18,862

Cash and Cash Equivalents at Beginning of Period.........  199,977            191,025
                                                          --------            -------
Cash and Cash Equivalents at End of Period..............$  298,566            209,887
                                                          ========            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest Paid.........................................$  (14,613)           (16,165)
  Income Taxes Paid......................................   (1,515)               (42)
  Transfer of Loans to Real Estate Owned.................       87              9,146
  Increase in Dividends Payable..........................       14                  5
  Transfer of Trading Securities to Securities
   Available for Sale....................................   (2,106)               ---
  Unrealized gain on Securities Available for Sale-Gross.     (572)               ---
  Deferred tax on Unrealized gain on Securities
   Available for Sale....................................      237                ---


COMPOSITION OF CASH AND CASH EQUIVALENTS:
March 31,                                                   1994               1993
                                                          --------            -------
Cash and Due from Banks.................................$   48,566             44,887
Federal Funds Sold.......................................  250,000            165,000
                                                          --------            -------
        Total Cash and Cash Equivalents.................$  298,566            209,887
                                                          ========            =======

See accompanying notes to consolidated interim financial statements.






                      TrustCo Bank Corp NY

          Notes to Consolidated Interim Financial Statements
                           (Unaudited)




1.   Financial Statement Presentation

     In the opinion of the management of TrustCo Bank Corp NY, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, and the results of operations and the cash flows for the three months ended March 31, 1994 and 1993. The accompanying Consolidated Interim Financial Statements should be read in conjunction with TrustCo Bank Corp NY's Consolidated year end Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1993 annual report to shareholders on Form 10-K.

2.   Securities Available for Sale and Investment Securities

     On January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities."
     Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as a trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of shareholders' equity. Gains and losses on disposition of all investment securities are based on the adjusted cost of the specific security sold.

     Upon the adoption of SFAS No. 115, the Company transferred the following securities into the "available for sale" category from the "held to maturity" category:

          (in $ thousands)
          US Treasury & Agency               $229,406
          Mortgage Backed Securities          142,119
          Other                                26,929

                                             $398,454

     At January 1, 1994, the net unrealized gain on securities available for sale, net of the income tax effect, was $12,459,000. At March 31, 1994, the net unrealized gain on securities available for sale, net of the income tax effect was $335,000, representing a $12,124,000 decrease from January 1, 1994.

     Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of amortized cost or fair value.

     The Company also transferred its $2,106,000 portfolio of equity securities from trading assets to the available for sale category.



Securities Available for Sale
- - -----------------------------


     (in $Thousands)                       March 31, 1994
                            _________ __________ _________ __________
                                         Gross     Gross   Approximate
                            Amortized Unrealized Unrealized   Fair
                               Cost      Gain       Loss     Value
                            _________ __________ _________ __________
U.S. Treasury                $349,787      2,708     2,371   350,124
   & Agency
Mortgage Backed               142,612      2,302     3,009   141,905
   Securities
Other                          37,902      1,127       185    38,844
                            --------- ---------- --------- ---------
    Total                    $530,301      6,137     5,565   530,873
                            ========= ========== ========= =========

The maturity of securities available for sale at March 31, 1994:

                           Within 1 Year        1 to 5 Years        5 TO 10 Years        After 10 Years        Total
                       _________ _________  _________ _________ _________ _________ _________ _________ _________ _________
                                 Approximate          Approximate         Approximate         Approximate         Approximate
                       Amortized    Fair    Amortized    Fair   Amortized    Fair   Amortized    Fair   Amortized    Fair
                          Cost      Value      Cost     Value      Cost     Value      Cost     Value      Cost     Value
                       _________ _________  _________ _________ _________ _________ _________ _________ _________ _________
U.S. Treasury            $15,050     13,849   216,142   216,498   118,595   119,777      ----      ----   349,787   350,124
   & Agency
Mortgage Backed           12,763     13,452   102,045   101,124    27,804    27,329      ----      ----   142,612   141,905
   Securities
Other                     10,000     10,242     5,160     4,975    20,579    21,205     2,163     2,422    37,902    38,844
                       --------- ---------- --------- --------- --------- --------- --------- --------- --------- ---------
    Total                $37,813     37,543   323,347   322,597   166,978   168,311     2,163     2,422   530,301   530,873
                       ========= ========== ========= ========= ========= ========= ========= ========= ========= =========


Securities Held to Maturity
- - ----------------------------


     (in $Thousands)                       March 31, 1994
                            _________ __________ _________ __________
                            Amortized    Gross     Gross   Approximate
                               Cost   Unrealized Unrealized   Fair
                                         Gain       Loss     Value
                            _________ __________ _________ __________
State and Municipal           $22,193        354        17    22,530

Other                           9,373        ---       ---     9,373
                            --------- ---------- --------- ---------
    Total                     $31,566        354        17    31,903
                            ========= ========== ========= =========


The maturity of securities held to maturity at March 31, 1994:


                           Within 1 Year        1 to 5 Years        5 TO 10 Years        After 10 Years        Total
                       _________ _________  _________ _________ _________ _________ _________ _________ _________ _________
                                 Approximate          Approximate         Approximate         Approximate         Approximate
                       Amortized    Fair    Amortized    Fair   Amortized    Fair   Amortized    Fair   Amortized    Fair
                          Cost      Value      Cost     Value      Cost     Value      Cost     Value      Cost     Value
                       _________ _________  _________ _________ _________ _________ _________ _________ _________ _________
State and Municipal      $14,688     14,701     4,778     4,913     1,470     1,537     1,257     1,379    22,193    22,530

Other                       ----       ----      ----      ----      ----      ----     9,373     9,373     9,373     9,373
                       --------- ---------- --------- --------- --------- --------- --------- --------- --------- ---------
    Total                $14,688     14,701     4,778     4,913     1,470     1,537    10,630    10,752    31,566    31,903
                       ========= ========== ========= ========= ========= ========= ========= ========= ========= =========


During the three months ended 03/31/94 there were no sales of Held to Maturity securities.




INDEPENDENT AUDITOR'S REPORT

KPMG Peat Marwick
Certified Public Accountants
74 North Pearl Street
Albany, New York 12207

The Board of Directors and Shareholders TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of March 31, 1994, and the related consolidated statements of income for the three-month periods ended March 31, 1994 and 1993 in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated interim financial statements, effective January 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for certain investments in debt and equity securities.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG Peat Marwick
_______________________
KPMG Peat Marwick
May 13, 1994



                      TrustCo Bank Corp NY

              Management's Discussion and Analysis


     First quarter 1994 net income was $5.3 million compared to $4.8 million for the first quarter of 1993 and $5.4 million for the fourth quarter of 1993. Per share earnings were $.39, $.36 and $.40, respectively, on average equivalent shares of 13,534,000 outstanding during the first quarter of 1994, 13,424,000 during the first quarter 1993 and 13,523,000 outstanding during the fourth quarter of 1993.

     Annualized return on average assets was 1.08% for the first quarter 1994, compared with 1.00% last year. The annualized return on average equity from operations for 1994's first quarter was 16.3% compared to 16.0% for 1993's first quarter. In January, the Company adopted the Financial Accounting Standards Board's Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Return on equity for the first quarter of 1994, after considering the market value adjustment, was 15.0%.

     Interest income was $32.7 million for the first quarter of 1994, a decrease of 4.5% from the first quarter of 1993. This was the result of a 4.8% increase in average earning assets offset by a 66 basis point decrease in average interest rate to 6.9%. With the exception of overnight funds which increased 29 basis points, the decrease in rates was spread across all product lines. Most of the increase in earning assets came from growth in the residential mortgage portfolio. Compared with the fourth quarter of 1993, interest income increased very slightly as average earning assets increased 2.3% while average interest rates decreased 9 basis points.

     Interest expense was $14.7 million in the first quarter 1994 compared with $14.9 million in the fourth quarter 1993 and $16.1 million for 1993's first quarter. Decreases between the first quarter 1994 and fourth quarter 1993 were due to a 3 basis point drop in average rate partially offset by a 1.7% increase in average interest bearing liabilities. Decreases from the first quarter 1993 were due to a 42 basis point drop in average rate, partially offset by a 2.5% increase in average interest bearing liabilities.

      Net interest income was $18.0 million for the first quarter of 1994, compared with $17.6 million from the fourth quarter of 1993 and $18.1 million from the first quarter of 1993. The net interest margins for the respective periods of time were 3.78%, 3.81% and 3.98%.

     Average federal funds sold of $155.6 million decreased 13.1% from the fourth quarter 1993 as the Company sought to move funds out of federal funds sold into longer term residential mortgages. Compared with the first quarter of 1993, average federal funds sold increased 15.0%.

     The average balance of securities available for sale was $636.5 million for the first quarter of 1994, compared with $110.3 million for securities held for sale in the first quarter of 1993.

     At the date of adoption of SFAS No. 115, the Company transferred $398.5 million of securities into the available for sale category from the held to maturity category. Management sought to maximize the Company's flexibility in being able to improve its earnings in the face of rising interest rates and a looming market correction. As interest rates stabilize over the coming months, the Company expects to increase its purchase of held to maturity securities.

     The Company also transferred $2.1 million in equity securities, formerly designated as "trading assets" to the available for sale category, as the Company does not intend to activity trade these securities. Additional information about securities available for sale and securities held to maturity is contained in Note 2.

     Average balances of investment securities was $32.3 million for the first quarter 1994, compared with $543.5 million a year ago. The change in average balances reflects the transfer of securities to the available for sale category upon the adoption of SFAS No. 115.

     Average balances of loans, net of unearned income, increased 5.1% over the first quarter of 1993 and increased 3.9% over the fourth quarter 1993. Almost all of the loan growth came from increased first mortgages on residential property. The growth was partially the result of refinancing activity as first mortgage rates dropped into the 6% to 7% range locally, and partially the result of the Company's positioning of its first mortgage product in the local market.

     Residential fixed term second mortgages were affected by refinancing activity. Average balances of these loans were $104.9 million for the current quarter, down 8.1% from the previous quarter and down 14.0% from the first quarter 1993. Revolving, open-ended, variable rate home equity credit lines averaged $201.2 million for the quarter. This compares to an average balance of $204.1 million from the previous quarter and $197.4 million from the first quarter 1993.

     At the end of the first quarter 1994, non-performing loans are 0.48% of the loan portfolio, compared to 0.34% at March 31, 1993 and 0.18% at the end of the fourth quarter 1993. Real estate owned, including in-substance foreclosure, amounted to $15.4 million at March 31, 1994, down $3.8 million from $19.2 million recorded at the end of the fourth quarter 1993. This decrease was the result of foreclosure actions initiated in earlier periods being completed, and aggressive efforts to sell foreclosed properties. Real estate owned was $33.5 million at March 31, 1993.

     The average balance of NOW accounts, $245.4 million in the first quarter 1994, increased 2.8% from the first quarter 1993 and was down 0.4% from the fourth quarter 1993. Money Market accounts averaged $109.3 million for the current quarter, unchanged from the fourth quarter 1993 and down 7.4% from a year ago. Total average interest bearing checking balances were fairly stable over the three quarters referenced.

     Average savings account balances totaled $735.1 million for the first quarter 1994, compared with $717.4 million in the previous quarter and $733.9 million in the prior year.

     Average Certificates of Deposit, excluding certificates of deposit of $100,000 or more increased 1.4% from the fourth quarter of 1993 and 9.8% from the first quarter 1993. Most of the growth occurred for the 30 month CD product and was the result of the Company's position in the local CD market.

     Total average deposits showed sustained growth, increasing
1.2% from the fourth quarter 1994 and increasing 2.8% from the first quarter last year.

     Average certificates of deposit over $100,000 of $39.9 million increased 27.1% from last year's first quarter and increased 10.2% from the fourth quarter of 1993. The Company does not rely on brokered deposits. All the growth in jumbo CDs was retail oriented.

     The first quarter's provision for loan losses was $1.8 million, a 20.1% decrease from 1993's fourth quarter and 82.7% higher than the first quarter of 1993. At the end of the most recent quarter the allowance for possible loan losses amounted to $36.2 million or 3.3% of loans (net of unearned income) compared with $28.2 million or 2.8% at March 31, 1993. In management's opinion, the allowance for possible loan losses is considered adequate.

     Non interest income was $3.3 million for the first quarter
1994. Excluding losses on sales of securities available for sale, most of the increase was attributable to closing fees for residential mortgages. The Company began doing these in-house mid year 1993. During the current quarter a $577 loss on securities available for sale was recognized as the result of the Company's selling lower yielding U.S. Treasury securities and purchasing securities with higher yields. In the corresponding quarter of 1993, the Company recognized gains of $2.1 million.


     Non interest expense for the first quarter 1994 was $11.4 million, down from $13.0 million in the fourth quarter of 1994 and up from $9.3 million in the first quarter 1993. Personnel expense was $4.7 million, $4.0 million and $4.3 million for the same referenced periods of time. The first quarter 1994 increase was primarily due to normal wage increases and revamped benefits plans.

     Net occupancy expense increased $151 thousand from the first quarter of 1993, primarily as the result of snow removal and higher fuel consumption due to the severe weather in the Northeast. Equipment expense and professional services expense declined modestly from the prior year. ORE expense was down from the same quarter a year ago as a result of the lowered number of properties held.

     Federal Deposit Insurance (FDIC) expense was $1 million in the recent quarter, increased 0.8% from the fourth quarter of 1993, and increased 1.9% from 1993's first quarter. The increase in FDIC expense is due entirely to changes in deposit volumes. Because Trustco Bank is a well capitalized bank, the FDIC insurance rate has remained unchanged from 1991 levels.

     Income taxes on operations for the current quarter were $2.8 million compared with $2.8 million for the fourth quarter 1993 and $4.8 million for the first quarter 1993.

     In May 1993, the Financial Accounting Standards Board adopted Statement No. 114, "Accounting by Creditors for Impairment of a Loan" which will be effective for fiscal years beginning after December 15, 1994. The Company will adopt SFAS No. 114 in 1995.

     At March 31, 1994, TrustCo had a Tier I capital to average assets ratio of 6.7%, equity capital of 6.6% and risk-adjusted capital to risk-adjusted assets ratio of 13.1%. TrustCo's capital ratios exceed the regulatory requirements for a well capitalized bank holding company.


TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE
I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on earning assets and annualized rates on interest bearing libilities of the Registrant and the Bank (unadjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis.


                                               First Quarter                               First Quarter
                                                      1994                                        1993
                                        _____________________________               _____________________________
                                         Average              Average                Average              Average
  ($000 omitted)                         Balance   Interest      Rate                Balance   Interest      Rate
                 Assets

  Loans, Net of Unearned Income.......  $1,075,176    $21,876       8.18%           $1,023,330    $22,191       8.71%

  Trading Assets......................         ---        ---        ---                   994          8       3.22%

  Securities Available for Sale
   U.S. Treasury and Agency...........     449,791      6,394       5.69%              100,155      1,748       6.98%
   Other Taxable Investments...........    186,741      2,802       6.00%               10,165        199       7.83%
                                         ---------  ---------                        ---------  ---------
     Total Securities Available for Sale   636,532      9,196       5.78%              110,320      1,947       7.06%

  Investment Securities:
   U.S. Treasury and Agency............        ---        ---        ---               362,632      5,845       6.45%
   Other Taxable Investments...........      9,373        141       6.00%              139,019      2,788       8.02%
   Exempt from Federal Income Tax......     22,892        224       3.92%               41,867        451       4.31%
                                         ---------     ------                        ---------     ------
     Total Investment Securities......      32,265        365       4.53%              543,518      9,084       6.69%


  Federal Funds Sold...................    155,583      1,247       3.25%              135,311        988       2.96%
                                         ---------     ------                        ---------     ------
    Total Interest Earning Assets.....   1,899,556     32,684       6.91%            1,812,479     34,210       7.57%
  Allowance for Possible Loan Losses       (35,664)    ------                          (27,539)    ------
  Cash and Non-Int. Bearing Assets....     123,999                                     139,131
                                         ---------                                   ---------
    Total Assets......................  $1,987,891                                  $1,924,071
                                         =========                                   =========

  Liabilities and Shareholders' Equity

  Time Deposits:
   Regular Savings and NOW Accounts...    $980,495      6,274       2.60%             $972,681      7,530       3.14%
   Other Time Deposits................     723,965      8,248       4.62%              689,929      8,330       4.90%
                                         ---------     ------                        ---------     ------
    Total Time Deposits...............   1,704,460     14,522       3.46%            1,662,610     15,860       3.87%
  Short-Term Borrowed Funds...........      18,609        103       2.24%               16,663         85       2.07%
  Long-Term Borrowed Funds............       2,750         41       6.00%                5,000        118       9.40%
                                         ---------     ------                        ---------     ------
    Total Int. Bearing Liabilities....   1,725,819     14,666       3.45%            1,684,273     16,063       3.87%
  Demand Deposits.....................      93,344     ------                           86,963     ------
  Other Liabilities...................      25,976                                      32,264
  Shareholders' Equity................     142,752                                     120,571
                                         ---------                                   ---------
    Total Liab. & Shhldrs.' Equity....  $1,987,891                                  $1,924,071
                                         =========                                   =========

  Net Interest Income.................                $18,018                                     $18,147
                                                      =======                                     =======
  Net Interest Spread.................                              3.46%                                       3.70%

  Net Interest Margin (Net Interest
   Income to Total Interest Earning
     Assets)..........................                              3.78%                                       3.98%

                                  SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.





















                                                  TRUSTCO BANK CORP NY
                                                      (Registrant)



                                        /s/    Robert A. McCormick
   Date: May 12, 1994                     _____________________________________
                                           Robert A. McCormick, President
                                              and Chief Executive Officer


                                        /s/    Peter A. Zakriski
   Date: May 12, 1994                     _____________________________________
                                           Peter A. Zakriski, Treasurer
                                             and Chief Accounting Officer