Form 10-Q
period 1994-06-30
TRUSTCO BANK CORP N Y
filed 1994-08-11
CIK 357301

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended                     Commission File Number 0-10592
     June 30, 1994

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding
  Class of Common Stock                            as of July 29, 1994
  ---------------------                       -----------------------------
      $1 Par Value                                       13,280,990



                                                          TRUSTCO BANK CORP NY

                                                          INDEX




 Part I.  FINANCIAL INFORMATION



 Item 1.  Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the Three
          Months and Six Months Ended June 30, 1994 and 1993

          Consolidated Statements of Financial Condition as of June 30, 1994 and December 31, 1993

          Consolidated Statements of Cash Flow for the
          Six Months Ended June 30, 1994 and 1993

          Notes to Consolidated Interim Financial Statements

          Independent Auditors' Report

 Item 2.  Management's Discussion and Analysis



 Part II. OTHER INFORMATION

 Item 1.  Legal Proceedings - NONE

 Item 2.  Changes in Securities - NONE

 Item 3.  Defaults Upon Senior Securities - NONE

 Item 4.  Submission of Matters to Vote of Security Holders - Annual Meeting

 Item 5.  Other Information - NONE

 Item 6.  (a) Exhibits - NONE

          (b) Reports on Form 8-K - NONE


                                 TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited)

                                (Dollars in Thousands)
                                                             3 Months Ended           6 Months Ended
                                                                 June 30                  June 30
                                                             1994       1993         1994      1993
                                                            ------    -------      -------   -------
   Interest Income:
    Interest and Fees on Loans.........................$     44,776     21,846      44,776    44,037
    Interest on U. S. Government (incl.
     Agencies and Corporations).........................     13,306      7,355      13,306    14,948
    Interest on States and Political
     Subdivisions.......................................        468        424         468       875
    Interest on Mortgage-backed Securities..............      4,457      2,146       4,457     4,361
    Interest on Other Bonds, Notes and
     Debentures.........................................      1,527        754       1,527     1,526
    Interest on Federal Funds Sold......................      2,876      1,205       2,876     2,193
                                                            -------    -------     -------   -------
       Total Interest Income............................     67,410     33,730      67,410    67,940
                                                            -------    -------     -------   -------
   Interest Expense:
    Interest on Deposits:
     Regular Savings and NOW Accounts...................     12,682      6,910      12,682    14,440
     Money Market Deposit Accounts......................      1,268        749       1,268     1,554
     Certificates of Deposit of $100,000 or more.........     1,090        549       1,152     1,003
     Other Time.........................................     14,375      7,047      14,313    14,118
    Interest on Short-Term Borrowings...................        231         97         231       182
    Interest on Long-Term Debt..........................         89        117          89       235
                                                            -------    -------     -------   -------
      Total Interest Expense............................     29,735     15,469      29,735    31,532
                                                            -------    -------     -------   -------
      Net Interest Income...............................     37,675     18,261      37,675    36,408
   Provision for Loan Losses............................      3,713      2,600       3,713     3,600
                                                            -------    -------     -------   -------
      Net Interest Income after Provision
       for Loan Losses..................................     33,962     15,661      33,962    32,808
                                                            -------    -------     -------   -------
   Noninterest Income:
    Trust Department Income.............................      2,439      1,105       2,439     2,132
    Fees for Other Services to Customers................      3,712      1,345       3,712     2,650
    Unrealized Gain (Loss) on Trading Securities.........     ---           (8)        ---        25
    Net Gain (Loss) on Securities Available for Sale.....    (3,872)       (16)     (3,872)    2,100
    Other...............................................        633        517         633     1,017
                                                            -------    -------     -------   -------
     Total Noninterest Income............................     2,912      2,943       2,912     7,924
                                                            -------    -------     -------   -------
   Noninterest Expenses:
    Salaries and Employee Benefits......................      9,098      4,138       9,098     8,416
    Net Occupancy Expense...............................      1,663        851       1,663     1,791
    Equipment Expense...................................      1,626        904       1,626     1,819
    FDIC Insurance Expense..............................      2,014        998       2,014     1,986
    Professional Services...............................      1,244        722       1,244     1,292
    Other Real Estate Expenses..........................        654        189         654       767
    Other...............................................      3,918      3,065       3,918     4,080
                                                            -------    -------     -------   -------
     Total Noninterest Expenses..........................    20,217     10,867      20,217    20,151
                                                            -------    -------     -------   -------
      Income Before Income Taxes and Cumulative Effect
       of a Change in Accounting Principle..............     16,657      7,737      16,657    20,581
   Applicable Income Taxes..............................      5,885      2,833       5,885     7,642
                                                            -------    -------     -------   -------
       Income Before Cumulative Effect of a Change in
        Accounting Principle.............................    10,772      4,904      10,772    12,939

  Cumulative effect at January 1, 1993 of a Change in
   Accounting Principle.................................      ---         ---          ---    (3,284)
                                                            -------    -------     -------   -------
       Net Income......................................$     10,772      4,904      10,772     9,655
                                                            =======    =======     =======   =======

   See accompanying notes to consolidated interim financial statements.                    (Continued)


                                       TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited) Continued

                                      (Dollars in Thousands)

                                                             3 Months Ended           6 Months Ended
                                                                 June 30                  June 30
                                                             1994       1993         1994      1993
                                                          -------     -------      -------   -------
   Earnings Per Common Share:
       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$       0.80       0.37  *     0.80      0.96  *

       Cumulative effect at January 1, 1993 of a Change in
        Accounting Principle.............................     ---         ---   *      ---     (0.24) *
                                                            -------    -------     -------   -------
       Net Income......................................$       0.80       0.37  *     0.80      0.72  *
                                                            =======    =======     =======   =======
   Average Equivalent Shares Outstanding (000s omitted).     13,492     13,454      13,523    13,436
                                                            =======    =======     =======   =======

   Earnings Per Common Share Giving Retroactive Effect to a 10% Stock Dividend Declared July 1994:

       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$       0.73       0.33  *     0.72      0.88  *

       Cumulative effect at January 1, 1993 of a Change
        in Accounting Principle..........................     ---         ---   *      ---     (0.22) *
                                                            -------    -------     -------   -------
       Net Income......................................$       0.73       0.33  *     0.72      0.66  *
                                                            =======    =======     =======   =======
   Average Equivalent Shares Outstanding (000s omitted).     14,841     14,800      14,876    14,780
                                                            =======    =======     =======   =======

*Per share data for 1993 adjusted for 2 for 1 stock split paid November 1993.

   See accompanying notes to consolidated interim financial statements.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)

                                                           6/30/94     12/31/93
                                                         (Unaudited)
   Assets:                                                ---------   ---------
 Cash and Due from Banks................................$    56,549     50,977

 Trading Securities......................................      ---       2,106

 Securities Available for Sale:
  U. S. Government (incl. Agencies and Corporations).....   339,084    230,563
  Other Bonds, Notes and Debentures......................    32,253     10,153
                                                          ---------  ---------
   Total Securities Available for Sale...................   371,337    240,716
                                                          ---------  ---------
 Investment Securities:
  U. S. Government (incl. Agencies and Corporations).....   135,544    228,157
  Mortgage-backed Securities.............................   154,196    138,376
  States and Political Subdivisions......................    26,773     23,017
  Other Bonds, Notes and Debentures......................    15,011     27,256
                                                          ---------  ---------
   Total Investment Securities...........................   331,524    416,806
                                                          ---------  ---------
 Federal Funds Sold......................................    86,000    149,000
 Loans:
  Commercial.............................................   226,738    229,971
  Mortgages, closed-end..................................   655,712    599,805
  Revolving Home Equity Credit Line......................   202,298    202,018
  Installment............................................    27,011     31,212
                                                          ---------  ---------
   Total Loans........................................... 1,111,759  1,063,006
 Less:                                                    ---------  ---------
  Allowance for Loan Losses..............................    36,166     34,087
  Unearned Income........................................     2,064      2,358
                                                          ---------  ---------
  Net Loans.............................................. 1,073,529  1,026,561

 Bank Premises and Equipment.............................    24,393     24,893
 Other Assets............................................    63,218     60,239
                                                          ---------  ---------
    Total Assets........................................$ 2,006,550  1,971,298
                                                          =========  =========

 Liabilities:

 Deposits:
  Demand................................................$    94,308     96,034
  Regular Savings and NOW Accounts.......................   986,752    970,407
  Money Market Deposit Accounts..........................   105,786    110,630
  Certificates of Deposit (In Denominations of
   $100,000 or More).....................................    51,023     42,358
  Other Time.............................................   584,441    574,803
                                                          ---------  ---------
   Total Deposits........................................ 1,822,310  1,794,232

 Short-Term Borrowings...................................    19,370     18,323
 Accrued Expenses and Other Liabilities..................    28,649     26,113
 Long-Term Debt..........................................     2,750      2,750
                                                          ---------  ---------
   Total Liabilities..................................... 1,873,079  1,841,418
                                                          ---------  ---------
 Shareholders' Equity

 Capital Stock Par Value $1; 25,000,000 Shares Authorized
   13,640,155 and 13,588,044 Shares Issued June 30, 1994
   and December 31, 1993, respectively...................    13,640     13,588
 Surplus.................................................    92,631     91,955
 Undivided Profits.......................................    29,465     25,331
 Net Unrealized Loss on Securities Available for Sale....
 Treasury Stock at Cost - 364,566 Shares at                  (1,271)       ---
   June 30, 1994 and December 31, 1993 .................       (994)      (994)
                                                          ---------  ---------
   Total Shareholders' Equity............................   133,471    129,880
                                                          ---------  ---------
   Total Liabilities and Shareholders' Equity...........$ 2,006,550  1,971,298
                                                          =========  =========

 See accompanying notes to consolidated interim financial statements.



                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                  (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                   1994        1993
                                                          --------    -------
Cash Flows from Operating Activities:
Net Income before Change in Accounting Principle........$    10,772     12,939
Change in Accounting Principle...........................      ---      (3,284)
                                                           --------    -------
Net Income...............................................    10,772      9,655
                                                           --------    -------
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization..........................     1,140      1,165
  Provision for Loan Losses..............................     3,713      3,600
  Loss on Sale of Securities Available for Sale..........     9,443         30
  Gain on Sale of Securities Available for Sale..........    (5,565)    (2,122)
  Gain on Calls and Sales of Investment
   and Trading Securities................................        (6)       (33)
  Purchase of Trading Securities.........................      ---      (1,900)
  Increase in Taxes Receivable...........................    (4,189)    (2,981)
 (Increase)Decrease in Interest Receivable...............      (465)     1,517
  Increase in Interest Payable...........................        38         42
  Increase in Other Assets...............................    (1,815)   (10,126)
  Increase in Accrued Expenses...........................     2,484      4,313
                                                           --------    -------
    Total Adjustments                                         4,778     (6,495)
                                                           --------    -------
Net Cash Provided by Operating Activities................    15,550      3,160
                                                           --------    -------
Cash Flows from Investing Activities:

  Proceeds from Sales of Securities Available for Sale...   554,412     39,388
  Purchase of Securities Available for Sale..............  (550,325)   (34,753)
  Proceeds from Maturities of Investment Securities .....    25,078     99,655
  Proceeds from Maturities of Securities Avail for Sale..    32,558       ---
  Purchase of Investment Securities......................  (111,008)   (88,824)
  Net Increase in Loans..................................   (52,087)    (2,255)
  Proceeds from sales of Real Estate Owned...............     5,805      2,343
  Capital Expenditures...................................      (640)    (1,452)
                                                           --------    -------
    Net Cash Provided by/(Used in) Investing Activities..   (96,207)    14,102
                                                           --------    -------
Cash Flows from Financing Activities:

  Net Increase(Decrease) in Deposits.....................    28,078     (1,686)
  Net Increase(Decrease) in Short-Term Debt..............     1,047     (7,217)
  Proceeds from Issuance of Common Stock.................       728        389
  Proceeds from Sale of Treasury Stock...................      ---         218
  Dividends Paid.........................................    (6,624)    (5,270)
                                                           --------    -------
    Net Cash Provided by/(Used In) Financing Activities..    23,229    (13,566)
                                                           --------    -------
Net Increase/(Decrease) in Cash and Cash Equivalents.....   (57,428)     3,696

Cash and Cash Equivalents at Beginning of Period.........   199,977    191,025
                                                           --------    -------
Cash and Cash Equivalents at End of Period..............$   142,549    194,721
                                                           ========    =======

See accompanying notes to consolidated interim financial statements.       (Continued)



                                   TRUSTCO BANK CORP NY
                   Consolidated Statements of Cash Flows (Unaudited) Continued
                                   (Dollars in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid.........................................$   (29,697)   (31,490)
  Income Taxes Paid......................................   (10,074)    (5,209)
  Transfer of Loans to Real Estate Owned.................     1,406      9,663
  Increase in Dividends Payable..........................        14         10
  Transfer of Trading Securities to Securities
   Available for Sale....................................    (2,106)      ---
  Unrealized loss on Securities Available for Sale-Gross.     2,180       ---
  Deferred tax Benefit on Unrealized Loss on Securities
   Available for Sale....................................      (909)      ---
  Transfer of Investment Securities to Securities
   Available for Sale at January 1, 1994.................   398,454       ---
  Transfer of Securities Available for sale to
   Investment Securities.................................   213,199       ---
  Unrealized gain on Securities Transferred to
   Securities Available for Sale on January 1, 1994......    14,037       ---

COMPOSITION OF CASH AND CASH EQUIVALENTS:
June 30,                                                    1994        1993
                                                          --------    -------
Cash and Due from Banks.................................$    56,549     52,721
Federal Funds Sold.......................................    86,000    142,000
                                                           --------    -------
        Total Cash and Cash Equivalents.................$   142,549    194,721
                                                           ========    =======

See accompanying notes to consolidated interim financial statements.



                                TrustCo Bank Corp NY

          Notes to Consolidated Interim Financial Statements
                                     (Unaudited)




1.   Financial Statement Presentation

   In the opinion of the management of TrustCo Bank Corp NY, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations and the cash flows for the six months ended June 30, 1994 and 1993. The accompanying Consolidated Interim Financial Statements should be read in conjunction with TrustCo Bank Corp NY's Consolidated year end Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1993 Annual Report to shareholders on Form 10-K.

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
                                                   $398,454


   At January 1, 1994, the net unrealized gain on securities available for sale, net of the income tax effect, was $12,459,000. At June 30, 1994, the net unrealized loss on securities available for sale, net of the income tax effect was $1,271,000, representing a $13,730,000 decrease from January 1, 1994.

   Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of amortized cost or fair value.

   The Company also transferred its $2,106,000 portfolio of equity securities from trading assets to the available for sale category.

SECURITIES AVAILABLE FOR SALE

                                                                    (in $Thousands)

                                                                     June 30, 1994


                                                           Gross             Gross             Approximate
                                       Amortized         Unrealized        Unrealized              Fair
                                             Gain             Gain               Loss                Value


U.S. Treasury & Agency                      $341,233           $  949           $3,098              $339,084
Mortgage-Backed Securities                     ---                ---              ---                 ---
Other                                         32,284              174              205                32,253

     Total                                  $373,517           $1,123           $3,303              $371,337


The maturity of securities available for sale at June 30, 1994:


                   Within 1 Year           1 to 5 Years           5 TO 10 Years             After 10 Years             Total
               _________ _________     _________ _________    _________ _________      _________ _________      _________ _________
                        Approximate             Approximate             Approximate              Approximate            Approximate
               Amortized    Fair       Amortized    Fair      Amortized    Fair        Amortized    Fair        Amortized    Fair
                  Cost      Value         Cost     Value         Cost     Value           Cost     Value           Cost     Value
               _________ _________     _________ _________    _________ _________      _________ _________      _________ _________

U.S. Treasury   $   275    $   280    $258,019    $256,597   $82,939     $82,207          ---        ---       $341,233    $339,084
  & Agency
Mortgage-Backed    ---        ---        ---         ---        ---         ---           ---        ---         ---          ---
  Securities
Other           $10,000    $10,112    $  5,025    $  4,935   $ 5,573     $ 5,458      $11,686    $11,748       $ 32,284    $ 32,253

     Total      $10,275    $10,392    $263,044    $261,532   $88,512     $87,665      $11,686    $11,748       $373,517    $371,337






KPMG Peat Marwick
74 North Pearl Street
Albany, NY  12207


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
TrustCo Bank Corp NY:


We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three month and six month periods ended June 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condi-tion of TrustCo Bank Corp NY and subsidiaries as of December 31, 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1993, is fairly represented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.





/s/KPMG Peat Marwick
- - --------------------
KPMG Peat Marwick

Albany, New York
August 9, 1994

TrustCo Bank Corp NY

Management's Discussion and Analysis
June 30, 1994


The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 1994, with comparisons to 1993 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1993 Annual Report to shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1994 have been reclassified to conform to the 1994 presentation.

Overview

TrustCo recorded net income for the second quarter of 1994 of $5.5 million as compared to $4.9 million for the same time period in 1993. This represents an increase of 12% for the 1994 results over 1993. For the first six months of 1994 net income was $10.8 million compared to $9.7 million in 1993. Net income per share in the 1994 second quarter was $0.41 compared to the $0.37 in the 1993 second quarter. For the six month period, net income per share was $0.80 in 1994 and $0.72 in 1993.

The Company achieved a return on average assets of 1.09% for the second quarter of 1994, up 8% over the results achieved in the same period in 1993. Return on average equity (average equity excludes the effect of the market value adjustments for the securities available for sale) was 16.37% in the second quarter of 1994 and 15.74% for the same time period in 1993. For the six month periods 1994 and 1993 TrustCo's return on average assets was 1.09% and 1.01%, respectively and it's return on average equity was 16.35% and 15.86%, respectively.

Asset/Liability Management

The Company strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in it's most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce, to an acceptable level, the sensitivity of net interest income to changes in interest rates while enhancing profitability both on a short term and long term basis.

Earning Assets

Average earning assets of $1.9 billion during the second quarter of 1994 was 4% higher than during the second quarter of 1993. For the six month period 1994 average earning assets were $1.9 billion as compared to $1.8 billion in 1993. Included on the table "Distribution of Assets, Liabilities and Shareholders' Equity:Interest Rate and Interest Differential" is a detail breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1994 and 1993. The remainder of this discussion will utilize average balances for 1993 and 1994 as detailed in the enclosed "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential".

Loans: Total loans increased in the second quarter of 1994 to $1.1 billion, an increase of 8% over the 1993 balance. Loan demand during the quarter continued to be weak, causing significant competition among various lenders for quality credit generation. This, plus the general reduction in lending rates, caused the average rate earned on the loan portfolio to decrease from 8.62% to 8.37% in 1994. The quarterly trends were also reflected in the six month figures which reflected a decrease in the average yield from 8.69% in 1993 to 8.30% in 1994. Within the loan category real estate loans were up 18% during the quarter from $548.6 million in 1993 to $648.1 million in 1994. TrustCo aggressively pursued this loan type and created a market differentiation for it's product by offering these loans at generally aggressive interest rates and with no escrow requirements. For the year the real estate loan balances have increased from $544.4 million in 1993 to $633.5 million in 1994. Virtually all of this increase is in fixed rate mortgage loans
which the Company will hold in it's portfolio.   The Company is a
retail oriented institution, and as such stresses the importance of consumer oriented products such as the residential mortgage loan, home equity loan and credit card portfolios. Each of these areas is an important contributor to profitability at TrustCo and is a focus of continued marketing and product development so as to develop increases in the balances outstanding. The second quarter results and year to date average balances reflect this focus.

Securities Available for Sale: This portfolio increased from $102.5 million in the second quarter of 1993 to $359.3 million in 1994. The average yield on this portfolio decreased from 7.04% to 6.42% during the same time period which reflects the general
trend in interest rates.   For the six month period the portfolio
was $495.9 million in 1994 and $106.5 million in 1993. The Company adopted SFAS No. 115 as of January 1, 1994 and transferred $398.5 million of securities into the available for sale category. Since that time approximately $213.2 million of securities were transferred to the held to maturity portfolio in light of the yield and term of these securities and TrustCo's desire to maintain yield stability through the uncertain rate swings experienced in the second quarter of 1994. The securities transferred were transferred to the held to maturity portfolio at market value on the date the decision was made to make the transfer. The market value of the securities transferred approximated their amortized cost at the time the transfer was made.

Investment Securities Held to Maturity Portfolio: The average balance of securities in the held to maturity portfolio was $
284.2 million during the second quarter of 1994, a decrease of 48% from the 1993 second quarter balance. The average yield in
this portfolio was 6.58% in 1994 and 6.76% in 1993.   As noted
above TrustCo transferred securities from the available for sales portfolio to the held to maturity portfolio during the second quarter which was in line with a strategy of establishing the held to maturity portfolio as a longer term category which provides interest rate stability. The principal components of the held to maturity portfolio are U.S. Treasury and Agency obligations and Government Agency Mortgage-backed securities. At June 30, 1994 these securities represented 87% of the total held to maturity portfolio.

Federal Funds Sold: The federal funds sold portfolio averaged $167.4 million during the second quarter of 1994, up slightly from 1993's balance of $160.0 million. For the six month period ended June 30, 1994 the average balance was $161.5 million, reflecting an increase of 9% over the 1993 balances. Rates earned on these balances have increased from 3.02% for the second quarter of 1993 to 3.90% for 1994's second quarter. Likewise on a year to date basis, 1994's average rate was 3.59% up 60 basis points over the 1993 rate of 2.99%. This portfolio is maintained as a ready source of liquidity for alternative investment opportunities and to fund potential deposit outflows. During 1994 the increase in the federal funds sold portfolio reflects TrustCo's strategy to maintain a relatively high degree of liquidity so as to be better positioned as interest rates rise.

Income from earning assets: Income from earning assets totalled $35.1 million for the quarter reflecting an average yield of 7.35%, as compared to the $34.2 million earned in 1993 with a
yield of 7.48%.   The total increase in income from earning
assets of $882 thousand is primarily the result of the average balance of earning assets increasing from $1.8 billion in 1993 to $1.9 billion in 1994. The decrease in the yield between the two periods caused a $3.4 million reduction in income on earning assets which was more than offset by $4.3 million increase in income due to the change in balances. For the six month period the trends were the same as in the quarter however the increase in the average balances were not enough to offset the decrease in the average yields thereby causing the income from earning assets to decrease by $762 thousand to $68.2 million in 1994.

Funding Opportunities

TrustCo utilizes various funding sources to support it's earning asset portfolios. The vast majority of the funding comes from traditional deposit vehicles such as regular savings, NOW and time deposits.

Total interest bearing deposits increased 2.9% during the second quarter to $1.7 billion. Rates paid on the deposits continued to decrease during the quarter to 3.46% from 3.64% in 1993. The six month balances reflect the same trends as were evident during the second quarter. Within the categories of deposits, CD's over $100,000 posted a 20% increase during the quarter and other time deposits increased $34.2 million. The principal factors causing these increases were attractive rates on 30 month CD products available during a declining interest rate period (2nd half of 1993).

TrustCo's strategy is to develop core deposit relationships with customers versus purchasing deposits through secondary markets. The Company has no brokered deposits and does not actively seek relationships that are single transaction oriented. By focusing on the core deposit business the Company believes the franchise value of the retail branching network is enhanced.

Net Interest Income

Net interest income totalled $20.1 million in the second quarter 1994 up 7% over the $18.8 million earned in the comparable period in 1993. As a result the net interest margin for the quarter increased from 4.10% in 1993 to 4.19% in 1994. Of the $1.3 million increase in the net interest income earned during the quarter $2.0 million of the increase resulted from the increase in average balances offset by $700 thousand reduction due to interest rates.

For the six month period in 1994 the net interest income was $38.5 million as compared to $37.4 million in 1993. The reduction in interest rates during the period from a net interest margin of 4.10% in 1993 to 4.03% in 1994 are reflective of the fact that the interest rates decreased more rapidly than the increase in the average balances of interest earning assets.

Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans which have been restructured as a trouble debt restructuring and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed and insubstance foreclosed real estate properties.

Nonperforming loans: Total nonperforming loans decreased to $2.7 million as of June 30, 1994 from the $5.3 million balance as of March 31, 1994 and from the $2.3 million balance at June 30, 1993. The most serious category of nonperforming loans are those categorized as nonaccrual. At June 30, 1994 nonaccrual loans were $200 thousand as compared to $2.3 million as of March 31, 1994. The significant decrease in nonaccrual loans was a result of loan workouts and charge-offs during the current and prior quarters.

Foreclosed and in substance foreclosed assets: The total balance of other real estate increased during the quarter from $1.9 million as of March 31, 1994 to $3.6 million as of June 30, 1994. The increase was a result of foreclosures having been completed during the quarter on properties that had previously been identified as insubstance foreclosures. Therefore, the insubstance foreclosure balance has shown a decrease from $13.5 million at March 31, 1994 to $11.2 million at June 30, 1994. At June 30, 1993 the balance of other real estate was $10.4 million and the insubstance foreclosures were $25.8 million.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions.

At June 30, 1994 the allowance for loan losses was $36.2 million versus $34.1 million at year end 1993 and $27.7 million at June 30, 1993. This reserve provides coverage of the nonperforming loans of 13.4X at June 30, 1994 and was 12.1X at June 30, 1993. During the first six months of 1994 TrustCo charged $3.7 million to the provision for loan losses and had net loan charge offs of $1.6 million. For the same period in 1993 the provision was $3.6 million and net loan charge offs were $3.1 million.

In 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 , Accounting by Creditors for Impairment of a Loan (SFAS 114). This new accounting standard will be effective for TrustCo's fiscal year beginning January 1, 1995. This statement prescribes recognition criteria for loan impairment and measurement methods for certain impaired loans and insubstance foreclosure loans. TrustCo has not yet determined the impact, if any, on its consolidated financial statement which might result from the implementation of SFAS 114. Upon adoption of SFAS 114 a significant portion of the insubstance foreclosed loans will be reclassified into the loan category.

Liquidity and Interest Rate Sensitivity

TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historical and some prospective, allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.

Noninterest Income

Total noninterest income for the second quarter was ($402 thousand) compared to $2.9 million in 1993. The 1994 figures include $3.3 million in losses recognized from the sale of securities available for sale. These losses were taken so as to develop additional liquidity for reinvestment at enhanced interest rates over those sold from the portfolio of securities available for sale. For the six month period ended June 30, 1994 total noninterest income was $2.9 million as compared to $7.9 million in 1993. As with the quarterly the year to date balances in 1994 were negatively impacted by securities losses of $3.9 million compared to gains recognized in 1993 of $2.1 million.

Noninterest Expenses

Total noninterest expense for the quarter was $8.8 million in 1994 and $10.9 million in 1993. For the six month periods 1994 and 1993, noninterest expense was $20.2 million. The primary reason for the variance during the second quarter was due to certain recurring expenses, (approximating $1.0 million) which were recognized in the second quarter of 1993 but were recorded in the first quarter of 1994. Therefore the second quarter expenses are less in 1994 than 1993 however the year to date cost are approximately the same.

Income Taxes and Changes in Accounting Principles

In the second quarter of 1994 TrustCo recognized income tax expense of $3.1 million versus $2.8 million in 1993. This represents an effective tax rate of 36% in 1994 and 37% in 1993. On a year to date basis, through the second quarter of 1994 the effective tax rate was 35%, and 37% through the second quarter of 1993. Recognized in the 1993 results is a change in accounting principles relating to adoption of new accounting principles dealing with post retirement benefits. In 1993's first quarter TrustCo recognized a one time expense of $3.3 million (net of tax) relating to the adoption of new accounting rules relative to post retirement benefits.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of its capital requirements are met through the capital retention program.

Total shareholders' equity at June 30, 1994 was $133.5 million, up 3% over the year end balance of $129.9 million. TrustCo paid dividends of $0.50 per share through the second quarter of 1994 and $0.40 in the same time period 1993. These dividends result in a dividend payout ratio of 61.6% in 1994 and 54.7% in 1993. The Company achieved the following ratios as of June 30, 1994 and 1993:

                                               June 30
                                          1994        1993
Total equity to assets                    6.65%       6.45%
Tier 1 risk adjusted capital             12.09%      11.65%
Total risk adjusted capital              13.36%      12.91%


Each of these capital ratios exceeds the minimum standards established by the regulatory authorities.

At the July meeting of the Board of Directors, the directors approved an increase in the quarterly cash dividend by 10% to $0.275 per share and also approved a 10% stock dividend to shareholders of record on October 1, 1994. The Board also indicated their intention to retain the higher cash dividend on the new shares outstanding for the remainder of the year. Figures included in this "Management's Discussion and Analysis" have not been adjusted for the stock dividend.


TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis.


                                               Second Quarter                Second Quarter
                                                   1994                           1993
                                       ___________________________    ____________________________  ________________________________
                                        Average            Average     Average            Average   Change in   Variance   Variance
 ($000 omitted)                         Balance   Interest   Rate      Balance   Interest   Rate     Interest    Balance     Rate
                                                                                                      Income/    Change     Change
                Assets                                                                                Expense

 Commercial Loans.....................$  226,952  $  4,926    8.69% $   238,759  $  5,127    8.60%        (201)      (530)      329
 Real Estate Loans.....................  648,102    13,127    8.10%     548,616    12,051    8.79%       1,076      6,007    (4,931)
 Home Equity Credit Line...............  201,141     4,124    8.22%     199,718     3,645    7.32%         479         26       453
 Consumer Loans........................   25,419       863   13.62%      34,135     1,163   13.66%        (300)      (297)       (3)
                                       ---------    ------            ---------    ------               ------    -------   -------
 Loans, Net of Unearned Income.........1,101,614    23,040    8.37%   1,021,228    21,986    8.62%       1,054      5,206    (4,152)

 Trading Assets........................      ---       ---    ---         1,900        20    4.12%         (20)       (20)      ---

 Securities Available for Sale
  U.S. Treasury and Agency.............  326,931     5,206    6.37%      92,365     1,604    6.95%       3,602      4,522      (920)
  Mortgage-backed Securities...........      ---       ---     ---          ---       ---     ---          ---        ---       ---
  Other Investments....................   32,402       565    6.96%      10,161       199    7.85%         366        519      (153)
                                       ---------    ------            ---------    ------            ---------  --------- ---------
    Total Securities Available for Sale  359,333     5,771    6.42%     102,526     1,803    7.04%       3,968      5,041    (1,073)

 Investment Securities:
  U.S. Treasury and Agency.............   95,704     1,693    7.07%     362,140     5,938    6.56%      (4,245)    (7,166)    2,921
  Mortgage-backed Securities...........  148,040     2,335    6.31%     115,680     2,145    7.42%         190      1,795    (1,605)
  State and Municipal..................   25,397       357    5.61%      38,284       604    6.31%        (247)      (186)      (61)
  Other Investments....................   15,010       294    7.83%      29,267       536    7.33%        (242)      (470)      228
                                       ---------    ------            ---------    ------               ------     ------    ------
    Total Investment Securities........  284,151     4,679    6.58%     545,371     9,223    6.76%      (4,544)    (6,027)    1,483

 Federal Funds Sold....................  167,428     1,629    3.90%     160,028     1,205    3.02%         424         58       366
                                       ---------    ------            ---------    ------               ------     ------     ------
   Total Interest-earning Assets.......1,912,526    35,119    7.35%   1,831,053    34,237    7.48%         882      4,258    (3,376)
 Allowance for Loan Losses.............  (36,493)   ------              (28,673)   ------               ------     ------    ------
 Cash and Noninterest-earning Assets...  130,319                        146,587
                                       ---------                      ---------
   Total Assets.......................$2,006,352                    $ 1,948,967
                                       =========                      =========
 Liabilities and Shareholders' Equity

 Time Deposits:
  Interest-bearing Checking
    NOW Accounts .....................$  247,101       893    1.45% $   241,721  $  1,007    1.67%        (114)       138      (252)
    Money Market Accounts..............  104,890       624    2.39%     114,755       749    2.62%        (125)       (62)      (63)
  Savings..............................  746,612     5,515    2.96%     734,614     5,903    3.22%        (388)       578      (966)
  CD's Over $100M......................   47,225       610    5.18%      39,334       549    5.60%          61        284      (223)
  Other Time Deposits..................  582,979     7,251    4.99%     548,821     7,047    5.15%         204      1,315    (1,111)
                                       ---------    ------            ---------    ------               ------     ------    ------
   Total Time Deposits.................1,728,807    14,893    3.46%   1,679,245    15,255    3.64%        (362)     2,253    (2,615)
 Short-term Borrowing .................   20,535       128    2.51%      16,507        97    2.36%          31         25         6
 Long-term Debt........................    2,750        48    6.99%       5,000       117    9.40%         (69)       (44)      (25)
                                       ---------    ------            ---------    ------               ------     ------    ------
   Total Interest-bearing Liabilities..1,752,092    15,069    3.45%   1,700,752    15,469    3.65%        (400)     2,234    (2,634)
 Demand Deposits.......................   92,941    ------               89,722    ------               ------     ------    ------
 Other Liabilities.....................   26,966                         33,543
 Shareholders' Equity..................  134,353                        124,950
                                       ---------                      ---------
   Total Liab. & Shhldrs.' Equity.....$2,006,352                    $ 1,948,967
                                       =========                      =========
 Net Interest Income...................             20,050                         18,768                1,282      2,024      (742)
                                                    ------                         ------               ------     ------     ------
 Net Interest Spread...................                       3.90%                          3.83%

 Net Interest Margin (Net Interest
  Income to Total Interest-earning
    Assets)............................                       4.19%                          4.10%

 Tax Equivalent Adjustment                             393                            507
                                                    ------                         ------
    Net Interest Income per book.......           $ 19,657                       $ 18,261
                                                    ======                         ======


TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis.


                                                Six Months                     Six Months
                                                   1994                           1993
                                       ___________________________    ___________________________ __________________________________
                                        Average            Average     Average            Average   Change in   Variance   Variance
 ($000 omitted)                         Balance   Interest   Rate      Balance   Interest   Rate     Interest    Balance     Rate
                                                                                                      Income/    Change     Change
                Assets                                                                                Expense

 Commercial Loans.....................$  227,562  $  9,720    8.56%     243,208  $ 10,520    8.67%        (800)      (660)     (140)
 Real Estate Loans.....................  633,467    25,747    8.13%     544,440    24,123    8.86%       1,624      6,377    (4,753)
 Home Equity Credit Line...............  201,170     7,791    7.81%     198,558     7,166    7.28%         625         95       530
 Consumer Loans........................   26,268     1,800   13.82%      36,078     2,511   14.04%        (711)      (673)      (38)
                                       ---------    ------            ---------    ------               ------    -------   -------
 Loans, Net of Unearned Income.........1,088,467    45,058    8.30%   1,022,284    44,320    8.69%         738      5,140    (4,402)

 Trading Assets........................      ---       ---     ---        1,450        28    3.86%         (28)       (28)      ---

 Securities Available for Sale
  U.S. Treasury and Agency.............  386,995    11,760    6.08%      96,324     3,397    7.05%       8,363      9,794    (1,431)
  Mortgage-backed Securities...........   72,837     2,122    5.83%         ---       ---     ---        2,122      2,122       ---
  Other Investments....................   36,111     1,252    6.89%      10,164       399    7.85%         853        999      (146)
                                       ---------    ------            ---------    ------            ---------  --------- ---------
    Total Securities Available for Sale  495,943    15,134    6.10%     106,488     3,796    7.13%      11,338     12,915    (1,577)

 Investment Securities:
  U.S. Treasury and Agency.............   48,116     1,693    7.04%     362,299    11,934    6.59%     (10,241)   (12,513)    2,272
  Mortgage-backed Securities...........   74,432     2,335    6.27%     111,366     4,361    7.83%      (2,026)    (1,266)     (760)
  State and Municipal..................   24,151       685    5.67%      40,066     1,246    6.22%        (561)      (459)     (102)
  Other Investments....................   12,207       435    7.13%      30,137     1,100    7.30%        (665)      (640)      (25)
                                       ---------    ------            ---------    ------               ------     ------    ------
    Total Investment Securities........  158,906     5,148    6.48%     543,868    18,641    6.85%     (13,493)   (14,878)    1,385

 Federal Funds Sold....................  161,539     2,876    3.59%     147,738     2,193    2.99%         683        218       465
                                       ---------    ------             ---------   ------               ------     ------    ------
   Total Interest-earning Assets.......1,904,855    68,216    7.18%   1,821,828    68,978    7.59%        (762)     3,367    (4,129)
 Allowance for Loan Losses.............  (36,081)   ------              (28,109)   ------               ------     ------    ------
 Cash and Noninterest-earning Assets...  127,687                        142,869
                                        ---------                      ---------
   Total Assets.......................$1,996,461                      1,936,588
                                       =========                      =========
 Liabilities and Shareholders' Equity

 Time Deposits:
  Interest-bearing Checking
    NOW Accounts .....................$  246,253     1,812    1.48%     240,247  $  2,133    1.79%        (321)       147      (468)
    Money Market Accounts..............  107,087     1,268    2.39%     116,401     1,554    2.69%        (286)      (119)     (167)
  Savings..............................  740,887    10,870    2.96%     734,271    12,307    3.38%      (1,437)       321    (1,758)
  CD's Over $100M......................   44,296     1,152    5.24%      35,845     1,003    5.65%         148        335      (187)
  Other Time Deposits..................  578,177    14,313    4.99%     544,209    14,118    5.23%         196      1,615    (1,419)
                                       ---------    ------            ---------    ------               ------     ------    ------
   Total Time Deposits.................1,716,700    29,415    3.46%   1,670,973    31,115    3.76%      (1,700)     2,300    (4,000)
 Short-term Borrowing .................   19,578       231    2.38%      16,585       182    2.21%          49         34        15
 Long-term Debt........................    2,750        89    6.46%       5,000       235    9.40%        (146)       (86)      (60)
                                       ---------    ------            ---------    ------               ------     ------    ------
   Total Interest-bearing Liabilities..1,739,028    29,735    3.45%   1,692,558    31,532    3.76%      (1,797)     2,248    (4,045)
 Demand Deposits.......................   93,142    ------               88,350    ------               ------     ------    ------
 Other Liabilities.....................   26,473                         32,907
 Shareholders' Equity..................  137,818                        122,773
                                       ---------                      ---------
   Total Liab. & Shhldrs.' Equity.....$1,996,461                      1,936,588
                                       =========                      =========
 Net Interest Income...................             38,481                         37,446                1,035      1,119       (84)
                                                    ------                         ------               ------     ------     ------
 Net Interest Spread...................                       3.73%                          3.83%

 Net Interest Margin (Net Interest
  Income to Total Interest-earning
    Assets)............................                       4.03%                          4.10%

 Tax Equivalent Adjustment                             806                          1,038
                                                    ------                         ------
    Net Interest Income per book.......           $ 37,675                       $ 36,408
                                                    =======                        ======


Item 4.    Submission of Matters to Vote of Security Holders - Annual
           Meeting

At the annual meeting held May 16, 1994, shareholders of the Company were asked to consider the Company's nominees for directors and to elect five (5) directors, each to serve for a term of three (3) years. The Company's nominees for director were Barton A. Andreoli, Nancy A. McNamara, John S. Morris, PhD, James H. Murphy, DDS, and William J. Purdy. The results of shareholder voting are as follows:


DIRECTOR       FOR        AGAINST      ABSTAIN   WITHHELD    NON-VOTE
Andreoli   12,133,316     155,601        N/A       N/A          N/A
McNamara   12,058,900     235,098        N/A       N/A          N/A
Morris     12,141,343     147,666        N/A       N/A          N/A
Murphy     12,135,527     153,616        N/A       N/A          N/A
Purdy      12,139,887     154,111        N/A       N/A          N/A


Directors continuing in office are: Lionel O. Barthold, M. Norman Brickman, Charles W. Carl, Jr., Robert A. McCormick, Richard J.
Murray, Kenneth C. Petersen, Daniel J. Rourke, William F. Terry, and Philip J. Thompson.

Shareholders of the Company were also asked to consider a proposal to ratify the appointment by TrustCo's Board of Directors of KPMG Peat Marwick as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 1994. The results of shareholder voting are as follows:


          FOR        AGAINST     ABSTAIN    WITHHELD    NON-VOTE
PROPOSAL   12,202,412       38,931     58,453      N/A          N/A


Shareholders were asked to consider a proposal to adopt the TrustCo Bank Corp NY Amended 1985 Stock Option Plan providing for additional authorized shares of TrustCo common stock issuable under the Plan. The results of shareholder voting are as follows:


          FOR        AGAINST     ABSTAIN    WITHHELD    NON-VOTE
PROPOSAL   11,201,000     833,809     239,747      N/A          N/A


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.




                                                 TRUSTCO BANK CORP NY
                                                     (Registrant)



                                       /s/    Robert A. McCormick
  Date: Aug 10, 1994                     _____________________________________
                                          Robert A. McCormick, President
                                             and Chief Executive Officer


                                       /s/    Robert T. Cushing
  Date: Aug 10, 1994                     _____________________________________
                                          Robert T. Cushing, Vice President
                                             and Chief Financial Officer