Form 10-Q/A
period 1994-06-30
TRUSTCO BANK CORP N Y
filed 1994-09-27
CIK 357301

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 Form 10-Q/A

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

 Item 6.  (a) Exhibits - NONE

          (b) Reports on Form 8-K - NONE


                                 TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited)

                                (Dollars in Thousands)
                                                             3 Months Ended           6 Months Ended
                                                                 June 30                  June 30
                                                             1994       1993         1994      1993
                                                            ------    -------      -------   -------
   Interest Income:
    Interest and Fees on Loans.........................$     22,900     21,846      44,776    44,037
    Interest on U. S. Government (incl.
     Agencies and Corporations).........................      6,798      7,355      13,306    14,948
    Interest on States and Political
     Subdivisions.......................................        244        424         468       875
    Interest on Mortgage-backed Securities..............      2,335      2,146       4,457     4,361
    Interest on Other Bonds, Notes and
     Debentures.........................................        820        754       1,527     1,526
    Interest on Federal Funds Sold......................      1,629      1,205       2,876     2,193
                                                            -------    -------     -------   -------
       Total Interest Income............................     34,726     33,730      67,410    67,940
                                                            -------    -------     -------   -------
   Interest Expense:
    Interest on Deposits:
     Regular Savings and NOW Accounts...................      6,408      6,910      12,682    14,440
     Money Market Deposit Accounts......................        624        749       1,268     1,554
     Certificates of Deposit of $100,000 or more.........       610        549       1,152     1,003
     Other Time.........................................      7,251      7,047      14,313    14,118
    Interest on Short-Term Borrowings...................        128         97         231       182
    Interest on Long-Term Debt..........................         48        117          89       235
                                                            -------    -------     -------   -------
      Total Interest Expense............................     15,069     15,469      29,735    31,532
                                                            -------    -------     -------   -------
      Net Interest Income...............................     19,657     18,261      37,675    36,408
   Provision for Loan Losses............................      1,886      2,600       3,713     3,600
                                                            -------    -------     -------   -------
      Net Interest Income after Provision
       for Loan Losses..................................     17,771     15,661      33,962    32,808
                                                            -------    -------     -------   -------
   Noninterest Income:
    Trust Department Income.............................      1,270      1,105       2,439     2,132
    Fees for Other Services to Customers................      1,673      1,345       3,712     2,650
    Unrealized Gain (Loss) on Trading Securities.........     ---           (8)        ---        25
    Net Gain (Loss) on Securities Available for Sale.....    (3,295)       (16)     (3,872)    2,100
    Other...............................................        (50)       517         633     1,017
                                                            -------    -------     -------   -------
     Total Noninterest Income............................      (402)     2,943       2,912     7,924
                                                            -------    -------     -------   -------
   Noninterest Expenses:
    Salaries and Employee Benefits......................      4,438      4,138       9,098     8,416
    Net Occupancy Expense...............................        572        851       1,663     1,791
    Equipment Expense...................................        809        904       1,626     1,819
    FDIC Insurance Expense..............................      1,007        998       2,014     1,986
    Professional Services...............................        686        722       1,244     1,292
    Other Real Estate Expenses..........................        382        189         654       767
    Other...............................................        914      3,065       3,918     4,080
                                                            -------    -------     -------   -------
     Total Noninterest Expenses..........................     8,808     10,867      20,217    20,151
                                                            -------    -------     -------   -------
      Income Before Income Taxes and Cumulative Effect
       of a Change in Accounting Principle..............      8,561      7,737      16,657    20,581
   Applicable Income Taxes..............................      3,085      2,833       5,885     7,642
                                                            -------    -------     -------   -------
       Income Before Cumulative Effect of a Change in
        Accounting Principle.............................     5,476      4,904      10,772    12,939

  Cumulative effect at January 1, 1993 of a Change in
   Accounting Principle.................................      ---         ---          ---    (3,284)
                                                            -------    -------     -------   -------
       Net Income......................................$      5,476      4,904      10,772     9,655
                                                            =======    =======     =======   =======

   See accompanying notes to consolidated interim financial statements.                    (Continued)


                                       TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited) Continued

                                      (Dollars in Thousands)

                                                             3 Months Ended           6 Months Ended
                                                                 June 30                  June 30
                                                             1994       1993         1994      1993
                                                          -------     -------      -------   -------
   Earnings Per Common Share:
       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$       0.41       0.37  *     0.80      0.96  *

       Cumulative effect at January 1, 1993 of a Change in
        Accounting Principle.............................     ---         ---   *      ---     (0.24) *
                                                            -------    -------     -------   -------
       Net Income......................................$       0.41       0.37  *     0.80      0.72  *
                                                            =======    =======     =======   =======
   Average Equivalent Shares Outstanding (000s omitted).     13,492     13,454      13,523    13,436
                                                            =======    =======     =======   =======

   Earnings Per Common Share Giving Retroactive Effect to a 10% Stock Dividend Declared July 1994:

       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$       0.37       0.33  *     0.72      0.88  *

       Cumulative effect at January 1, 1993 of a Change
        in Accounting Principle..........................     ---         ---   *      ---     (0.22) *
                                                            -------    -------     -------   -------
       Net Income......................................$       0.37       0.33  *     0.72      0.66  *
                                                            =======    =======     =======   =======
   Average Equivalent Shares Outstanding (000s omitted).     14,841     14,800      14,876    14,780
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

SECURITIES AVAILABLE FOR SALE

                                                                    (in $Thousands)

                                                                     June 30, 1994


                                                           Gross             Gross             Approximate
                                       Amortized         Unrealized        Unrealized              Fair
                                             Cost             Gain               Loss                Value


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


INVESTMENT SECURITIES

                                                                    (in $Thousands)

                                                                     June 30, 1994


                                                           Gross             Gross             Approximate
                                       Amortized         Unrealized        Unrealized              Fair
                                             Cost             Gain               Loss                Value


U.S. Treasury & Agency                      $135,544           $  272           $2,597              $133,219
Mortgage-Backed Securities                   154,196            1,047            5,179               150,064
States and Political Subdivisions             26,773              237               15                26,995
Other                                         15,011              ---               17                14,994

     Total                                  $331,524           $1,556           $7,808              $325,272


The maturity of investment securities at June 30, 1994:


                   Within 1 Year           1 to 5 Years           5 TO 10 Years             After 10 Years             Total
               _________ _________     _________ _________    _________ _________      _________ _________      _________ _________
                        Approximate             Approximate             Approximate              Approximate            Approximate
               Amortized    Fair       Amortized    Fair      Amortized    Fair        Amortized    Fair        Amortized    Fair
                  Cost      Value         Cost     Value         Cost     Value           Cost     Value           Cost     Value
               _________ _________     _________ _________    _________ _________      _________ _________      _________ _________

U.S. Treasury   $34,837    $34,105    $39,951     $38,259    $20,000     $20,178      $40,756    $40,677       $135,544    $133,219
  & Agency
Mortgage-Backed  11,756     12,051    103,479      99,046     38,570      38,539          391        428        154,196     150,064
  Securities
States and       19,392     19,399      4,739       4,826      1,385       1,431        1,257      1,339
  Political
  Subdivisions
Other              ---        ---        ---         ---      15,011      14,994         ---        ---          15,011      14,994

     Total      $65,985    $65,555   $148,169    $142,131   $ 74,966     $75,142      $42,404    $42,444       $331,524    $325,272


During the six months ended June 30, 1994, there were no sales of investment securities.


KPMG Peat Marwick
74 North Pearl Street
Albany, NY  12207


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
TrustCo Bank Corp NY:


We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three-month and-six month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.


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





/s/KPMG Peat Marwick
- - - --------------------
KPMG Peat Marwick

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




                                                 TRUSTCO BANK CORP NY
                                                     (Registrant)



                                       /s/    Robert A. McCormick
  Date: Sept 22, 1994                     _____________________________________
                                          Robert A. McCormick, President
                                             and Chief Executive Officer


                                       /s/    Robert T. Cushing
  Date: Sept 22, 1994                     _____________________________________
                                          Robert T. Cushing, Vice President
                                             and Chief Financial Officer