Form 10-Q
period 1994-09-30
TRUSTCO BANK CORP N Y
filed 1994-11-14
CIK 357301

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended               Commission File Number 0-10592
   September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Number of Shares Outstanding
  Class of Common Stock                   as of November 1, 1994
  ---------------------                   -------------------------
      $1 Par Value                                  14,615,326



 TRUSTCO BANK CORP NY

 INDEX




 Part I.  FINANCIAL INFORMATION



 Item 1.  Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 1994 and 1993

          Consolidated Statements of Financial Condition as of September 30, 1994 and December 31, 1993

          Consolidated Statements of Cash Flow for the
          Nine Months Ended September 30, 1994 and 1993

          Notes to Consolidated Interim Financial Statements

          Independent Auditors' Report

 Item 2.  Management's Discussion and Analysis



 Part II. OTHER INFORMATION

 Item 1.  Legal Proceedings - NONE

 Item 2.  Changes in Securities - NONE

 Item 3.  Defaults Upon Senior Securities - NONE

 Item 4.  Submission of Matters to Vote of Security Holders - NONE

 Item 5.  Other Information - NONE

 Item 6.  (a) Exhibits - NONE

          (b) Reports on Form 8-K - NONE


                                 TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited)

                                (Dollars in Thousands)
                                                             3 Months Ended         9 Months Ended
                                                              September 30           September 30
                                                             1994      1993        1994      1993
                                                          --------   --------    -------   -------
   Interest Income:
    Interest and Fees on Loans..........................$   23,961     21,363     68,737    65,400
    Interest on U. S. Government (incl.
     Agencies and Corporations)..........................    6,301      7,325     19,455    22,273
    Interest on States and Political
     Subdivisions........................................      255        311        723     1,186
    Interest on Mortgage-backed Securities...............    2,485      2,142      6,942     6,503
    Interest on Other Bonds, Notes and
     Debentures..........................................      797        704      2,476     2,230
    Interest on Federal Funds Sold.......................    2,416      1,371      5,292     3,564
                                                          --------   --------    -------   -------
       Total Interest Income.............................   36,215     33,216    103,625   101,156
                                                          --------   --------    -------   -------
   Interest Expense:
    Interest on Deposits:
     Regular Savings and NOW Accounts....................    6,417      6,704     19,099    21,144
     Money Market Deposit Accounts.......................      632        711      1,900     2,265
     Certificates of Deposit of $100,000 or more.........      668        511      1,820     1,514
     Other Time..........................................    7,447      7,079     21,760    21,197
    Interest on Short-Term Borrowings....................      125         94        356       276
    Interest on Long-Term Debt...........................       53        108        142       343
                                                          --------   --------    -------   -------
      Total Interest Expense.............................   15,342     15,207     45,077    46,739
                                                          --------   --------    -------   -------
      Net Interest Income................................   20,873     18,009     58,548    54,417
   Provision for Loan Losses.............................    2,778      5,690      6,491     9,290
                                                          --------   --------    -------   -------
      Net Interest Income after Provision
       for Loan Losses...................................   18,095     12,319     52,057    45,127
                                                          --------   --------    -------   -------
   Noninterest Income:
    Trust Department Income..............................    1,211      1,022      3,650     3,154
    Fees for Other Services to Customers.................    1,626      1,748      5,338     4,398
    Unrealized Gain on Trading Securities................     ---          50        ---        75
    Net Gain (Loss) on Securities Available for Sale.....   (2,479)     1,820     (6,351)    3,920
    Other................................................      480        720      1,113     1,689
                                                          --------   --------    -------   -------
     Total Noninterest Income............................      838      5,360      3,750    13,236
                                                          --------   --------    -------   -------
   Noninterest Expenses:
    Salaries and Employee Benefits.......................    4,594      4,216     13,692    12,632
    Net Occupancy Expense................................      785        840      2,448     2,631
    Equipment Expense....................................      770        892      2,396     2,711
    FDIC Insurance Expense...............................    1,028      1,000      3,042     2,986
    Professional Services................................      605        650      1,849     1,942
    Other Real Estate Expenses...........................      131        243        785       962
    Other................................................    1,686      2,521      5,604     6,601
                                                          --------   --------    -------   -------
     Total Noninterest Expenses..........................    9,599     10,362     29,816    30,465
                                                          --------   --------    -------   -------
      Income Before Income Taxes and Cumulative Effect
         of a Change in Accounting Principle.............    9,334      7,317     25,991    27,898
   Applicable Income Taxes...............................    3,420      2,030      9,305     9,672
                                                          --------   --------    -------   -------
       Income Before Cumulative Effect of a Change in
        Accounting Principle.............................    5,914      5,287     16,686    18,226

   Cumulative effect at January 1, 1993 of a Change in
     Accounting Principle................................     ---        ---         ---    (3,284)
                                                          --------   --------    -------   -------
       Net Income.......................................$    5,914      5,287     16,686    14,942
                                                          ========   ========    =======   =======

   See accompanying notes to consolidated interim financial statements.                  (Continued)





                                       TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited) Continued

                                      (Dollars in Thousands)

                                                             3 Months Ended         9 Months Ended
                                                              September 30           September 30

                                                             1994      1993        1994      1993
                                                          -------    -------     -------   -------
   Earnings Per Common Share:
       Income Before Cumulative Effect of a Change in
        Accounting Principle...........................$      0.40       0.36 *     1.12 *    1.23  *

       Cumulative effect at January 1, 1993 of a Change
        in Accounting Principle........................       ---        ---  *      --- *   (0.22) *
                                                          --------   --------    -------   -------
       Net Income......................................$      0.40       0.36 *     1.12 *    1.01  *
                                                          ========   ========    =======   =======
   Average Equivalent Shares Outstanding (000s omitted).    14,937     14,848     14,893    14,801
                                                          ========   ========    ========  ========

*Per share data adjusted for 10% stock dividend declared July 1994.

   See accompanying notes to consolidated interim financial statements.

                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                           9/30/94    12/31/93
                                                         (Unaudited)
   Assets:                                                ---------  ---------
 Cash and Due from Banks................................$   48,530     50,977

 Trading Securities......................................      ---      2,106

 Securities Available for Sale:
  U. S. Government (incl. Agencies and Corporations).....  186,508    230,563
  Other Bonds, Notes and Debentures......................   14,697     10,153
                                                         ---------  ---------
   Total Securities Available for Sale...................  201,205    240,716
                                                         ---------  ---------
 Investment Securities:
  U. S. Government (incl. Agencies and Corporations).....  145,543    228,157
  Mortgage-backed Securities.............................  147,447    138,376
  States and Political Subdivisions......................   29,422     23,017
  Other Bonds, Notes and Debentures......................   15,012     27,256
                                                         ---------  ---------
   Total Investment Securities...........................  337,424    416,806
                                                         ---------  ---------
 Federal Funds Sold......................................  217,000    149,000
 Loans:
  Commercial.............................................  232,094    229,971
  Mortgages, closed-end..................................  668,640    599,805
  Revolving Home Equity Credit Line......................  206,614    202,018
  Installment............................................   32,489     31,212
                                                         ---------  ---------
   Total Loans...........................................1,139,837  1,063,006
 Less:                                                   ---------  ---------
  Allowance for Loan Losses..............................   39,233     34,087
  Unearned Income........................................    2,007      2,358
                                                         ---------  ---------
  Net Loans..............................................1,098,597  1,026,561

 Bank Premises and Equipment.............................   24,242     24,893
 Other Assets............................................   61,913     60,239
                                                         ---------  ---------
    Total Assets........................................$1,988,911  1,971,298
                                                         =========  =========

 Liabilities:

 Deposits:
  Demand................................................$   96,882     96,034
  Regular Savings and NOW Accounts.......................  960,425    970,407
  Money Market Deposit Accounts..........................   99,405    110,630
  Certificates of Deposit (In Denominations of
   $100,000 or More).....................................   54,304     42,358
  Other Time.............................................  594,737    574,803
                                                         ---------  ---------
   Total Deposits........................................1,805,753  1,794,232

 Short-Term Borrowings...................................   13,932     18,323
 Accrued Expenses and Other Liabilities..................   29,674     26,113
 Long-Term Debt..........................................    2,950      2,750
                                                         ---------  ---------
   Total Liabilities.....................................1,852,309  1,841,418
                                                         ---------  ---------
 Shareholders' Equity

 Capital Stock Par Value $1; 25,000,000 Shares Authorized
   15,016,348 and 13,588,044 Shares Issued
   September 30, 1994 and December 31, 1993, respectively   15,016     13,588
 Surplus.................................................  118,326     91,955
 Undivided Profits.......................................    4,766     25,331
 Net Unrealized Loss on Securities Available for Sale....     (512)       ---
 Treasury Stock at Cost - 401,022 and 364,566 Shares at
   September 30, 1994 and December 31, 1993, respectively     (994)      (994)
                                                         ---------  ---------
   Total Shareholders' Equity............................  136,602    129,880
                                                         ---------  ---------
   Total Liabilities and Shareholders' Equity...........$1,988,911  1,971,298
                                                         =========  =========

 See accompanying notes to consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                  (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                             1994       1993
                                                          --------   --------
Cash Flows from Operating Activities:
Net Income before Change in Accounting Principle.........$  16,686     18,226
Change in Accounting Principle...........................      ---     (3,284)
                                                          --------   --------
Net Income...............................................   16,686     14,942
                                                          --------   --------
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization..........................    1,711      1,748
  Provision for Loan Losses..............................    6,491      9,290
  Loss on Sale of Securities Available for Sale..........   11,996         30
  Gain on Sale of Securities Available for Sale..........   (5,639)    (3,950)
  Gain on Calls and Sales of Investment
   and Trading Securities................................       (6)       (75)
  Purchase of Trading Securities.........................      ---     (1,916)
  Increase in Taxes Receivable...........................   (2,693)      (951)
 (Increase)Decrease in Interest Receivable...............     (408)     2,241
  Increase(Decrease) in Interest Payable.................       61        (61)
  Increase in Other Assets...............................   (2,578)   (12,053)
  Increase in Accrued Expenses...........................    3,153      5,394
                                                          --------   --------
    Total Adjustments                                       12,088       (303)
                                                          --------   --------
Net Cash Provided by Operating Activities................   28,774     14,639
                                                          --------   --------
Cash Flows from Investing Activities:

  Proceeds from Sales of Securities Available for Sale...  786,929     71,334
  Purchase of Securities Available for Sale.............. (613,887)  (100,170)
  Proceeds from Maturities of Investment Securities .....   37,434    180,354
  Proceeds from Maturities of Securities Avail for Sale..   32,557       ---
  Purchase of Investment Securities...................... (129,264)   (99,183)
  Net Increase in Loans..................................  (80,373)      (129)
  Proceeds from sales of Real Estate Owned...............    6,218      3,695
  Capital Expenditures...................................   (1,060)    (1,896)
                                                          --------   --------
    Net Cash Provided by Investing Activities............   38,554     54,005
                                                          --------   --------
Cash Flows from Financing Activities:

  Net Increase(Decrease) in Deposits.....................   11,521     (4,122)
  Net Decrease in Short-Term Debt........................   (4,391)      (444)
  Net Increase(Decrease) in Long-Term Debt...............      200     (5,000)
  Proceeds from Issuance of Common Stock.................      838        401
  Proceeds from Sale of Treasury Stock...................      ---        218
  Dividends Paid.........................................   (9,943)    (7,914)
                                                          --------   --------
    Net Cash Used In Financing Activities................   (1,775)   (16,861)
                                                          --------   --------
Net Increase in Cash and Cash Equivalents................   65,553     51,783

Cash and Cash Equivalents at Beginning of Period.........  199,977    191,025
                                                          --------   --------
Cash and Cash Equivalents at End of Period...............$ 265,530    242,808
                                                          ========   ========

See accompanying notes to consolidated interim financial statements.       (Continued)


                                   TRUSTCO BANK CORP NY
                   Consolidated Statements of Cash Flows (Unaudited) Continued
                                   (Dollars in Thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest Paid..........................................$ (45,016)   (46,800)
  Income Taxes Paid......................................  (11,998)    (5,209)
  Transfer of Loans to Real Estate Owned.................    1,846      5,942
  Increase in Dividends Payable..........................      347        341
  Transfer of Trading Securities to Securities
   Available for Sale....................................   (2,106)      ---
  Unrealized loss on Securities Available for Sale-Gross.      879       ---
  Deferred tax Benefit on Unrealized Loss on Securities
   Available for Sale....................................     (367)      ---
  Transfer of Investment Securities to Securities
   Available for Sale....................................  398,454     30,146
  Transfer of Securities Available for Sale to
   Investment Securities.................................  213,199       ---
  Unrealized gain on Securities Transferred to
   Securities Available for Sale on January 1, 1994......   14,037       ---


COMPOSITION OF CASH AND CASH EQUIVALENTS:
September 30,                                               1994       1993
                                                          --------   -------
Cash and Due from Banks................................. $  48,530     40,808
Federal Funds Sold.......................................  217,000    202,000
                                                          --------   -------
        Total Cash and Cash Equivalents..................$ 265,530    242,808
                                                          ========   =======

See accompanying notes to consolidated interim financial statements.


   TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statement
(Unaudited)

1.   Financial Statement Presentation

In the opinion of the management of TrustCo Bank Corp NY, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three month and nine month periods ended September 30, 1994 and 1993, and the cash flows for the nine months ended September 30, 1994 and 1993. The accompanying Consolidated Interim Financial Statements should be read in conjunction with TrustCo Bank Corp NY's Consolidated year end Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1993 Annual Report to shareholders on Form 10-K.

2.   Securities Available for Sale and Investment Securities

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of shareholders' equity. Gains and losses on disposition of all investment securities are based on the adjusted cost of the specific security sold.

Upon the adoption of SFAS No. 115, the Company transferred the following securities into the "available for sale" category from the "held to maturity" category:

          (Dollars in Thousands)
          US Treasury & Agency          $229,406
          Mortgage Backed Securities     142,119
          Other                           26,929
                                        --------
                                        $398,454
                                        ========

At January 1, 1994, the net unrealized gain on securities available for sale, net of the income tax effect, was $12,459,000. At September 30, 1994, the net unrealized loss on securities available for sale, net of the income tax effect was $512,000, representing a $12,971,000 decrease from January 1, 1994.

Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of amortized cost or fair value.

The Company also transferred its $2,106,000 portfolio of equity securities from trading assets to the available for sale category.


                                Securities Available for Sale

 (Dollars in Thousands)              September 30, 1994
                                ----------------------------------------------
                                               Gross      Gross      Approximate
                                Amortized  Unrealized   Unrealized      Fair
                                   Cost         Gain        Loss       Value
                                ---------  -----------  ----------   ---------
U.S. Government  (Including
  Agencies and Corporations)    $187,522          247       1,261     186,508

Other                             14,562          135         ---      14,697
                                ---------  -----------  ----------   ---------
                        Total   $202,084         $382      $1,261    $201,205
                                =========  ===========  ==========   =========



The maturity of securities available for sale at September 30, 1994:

                        Within 1 Year        1 to 5 Years         5 to 10 Years       After 10 Years            Total
                       ------------------   -----------------   ------------------   ------------------   -------------------
                                 Approx-             Approx-              Approx-              Approx-               Approx-
                                   imate               imate                imate                imate                 imate
                       Amortized    Fair    Amortized   Fair    Amortized    Fair    Amortized    Fair    Amortized     Fair
                          Cost     Value      Cost     Value       Cost     Value      Cost      Value      Cost       Value
                       ------------------   -----------------   ------------------   ------------------   -------------------
U.S. Government      $      275      278     166,982 165,880       20,265  20,350       ---      ---       187,522   186,508
  (Including Agencies
  and Corporations
Other                      ---       ---          25      25          650     650      13,887   14,022      14,562    14,697
                       ------------------   -----------------   ------------------   ------------------   -------------------
   Total             $      275      278     167,007 165,905       20,915  21,000      13,887   14,022     202,084   201,205
                       ==================   =================   ==================   ==================   ===================

                                                Investment Securities

          (Dollars in Thousands)                 September 30, 1994

                                      -------------------------------------------------
                                                    Gross        Gross      Approximate
                                      Amortized   Unrealized   Unrealized      Fair
                                        Cost         Gain         Loss         Value
                                      ---------   ----------   ----------   -----------
  U.S. Government (including
    Agencies and Corporations)      $  145,543        1,803        3,606       143,740

  Mortgage-backed
    Securities                         147,447          620        6,254       141,813

  State and Political
    Subdivisions                        29,422          210          163        29,469

  Other                                 15,012         ----          153        14,859
                                      ---------   ----------   ----------   -----------
                    Total           $  337,424        2,633       10,176       329,881
                                      =========   ==========   ==========   ===========

  The maturity of investment securities at September 30, 1994:

                           Within 1 Year      1 to 5 Years      5 to 10 Years      After 10 Years           Total
                          ----------------   -----------------  -----------------  -----------------  -----------------
                                  Approx-             Approx-            Approx-            Approx-            Approx-
                                     mate                mate               mate               mate               mate
                          Amortize   Fair    Amortized   Fair   Amortized   Fair   Amortized   Fair   Amortized   Fair
                             Cost   Value      Cost     Value     Cost     Value     Cost     Value     Cost     Value
                          ----------------   -----------------  -----------------  -----------------  -----------------
  U.S. Government       $    ---      ---      19,905  19,297     84,936  82,627     40,702  41,816    145,543 143,740
    (Including Agencies
    and Corporations)
  Mortgage-backed           9,894  10,054      81,392  78,539     55,771  52,804        390     416    147,447 141,813
    Securities
  State & Political        14,461  14,466       6,125   6,196      6,306   6,252      2,530   2,555     29,422  29,469
    Subdivision
  Other                       ---     ---        ---      ---     15,012  14,859       ---      ---     15,012  14,859
                          ----------------   -----------------  -----------------  -----------------  -----------------
     Total              $  24,355  24,520     107,422 104,032    162,025 156,542     43,622  44,787    337,424 329,881
                          ================   =================  =================  =================  =================

  During the nine months ended September 30, 1994, there were no sales of investment securities.


  KPMG Peat  Marwick LLP
  74 North Pearl Street
  Albany, NY  12207

  INDEPENDENT AUDITOR'S REVIEW REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of September 30, 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September
  30, 1994 and 1993 and the consolidated statements of cash flows for the nine-month periods ended September
  30 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.

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



  /s/ KPMG Peat Marwick LLP
  ______________________________
  KPMG Peat Marwick LLP

   Albany, New York
   November 9, 1994






    TrustCo Bank Corp NY

Management's Discussion and Analysis
September 30, 1994


The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 1994, with comparisons to 1993 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1993 Annual Report to shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1994 have been reclassified to conform to the 1994 presentation.


Overview

TrustCo recorded net income of $5.9 million, or $0.40 per share for the three months ended September 30, 1994, as compared to $5.3 million or $0.36 per share recorded in the same period in 1993. All per share amounts have been adjusted for a 10% stock dividend effective as of October 1, 1994. Net income for the nine months of 1994 amounted to $16.7 million or $1.12 per share compared to the $14.9 million and $1.01 per share recorded in 1993.

The primary factors accounting for the year-to-date increase are:
     -- the growth in average earning assets to $1.9 billion, a 4.4% increase over the average for 1993,

     -- increase in the net interest margin by 10 basis points to 4.17%,

     -- reduction in the provision for loan losses from $9.3 million in 1993 to $6.5 million in 1994. This positive trend was offset by an increase in losses on securities transactions of $6.4 million in 1994 compared to securities gains of $3.9 million in 1993, and

     --   a 2% reduction in noninterest expense.


Asset/Liability Management

The Company strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce, to an acceptable level, the sensitivity of net interest income to changes in interest rates while enhancing profitability both on a short term and long term basis.


Earning Assets

Average earning assets of $1.9 billion during the third quarter of 1994, were $77.0 million, or 4.2% higher than during the third quarter of 1993. For the nine month period 1994, average earning assets were $1.9 billion compared to $1.8 billion in 1993. Included on the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1994 and 1993. The remainder of this discussion will utilize average balances for 1993 and 1994 as detailed on the enclosed table.

Loans: Total loans averaged $1.1 billion during the third quarter of 1994, which was $114.1 million, or 11.3% higher than the third
quarter of 1993.   The loan growth was centered in the real
estate loan portfolio which grew by 22% during that time period. All TrustCo loans are self originated and none are purchased from other financial institutions.

For the nine month period ended September 30, 1994, the average balance of loans outstanding was $1.1 billion and this was up 8% from the prior year. As with the third quarter analysis above, the primary increase was in the real estate loan category.

Securities Available for Sale: This category of investments is used primarily for liquidity purposes while simultaneously producing current period earnings. At September 30, 1994, the balance outstanding was $201.2 million, down from the year-end 1993 balance of $240.7 million. At September 30, 1994, the balance of securities available for sale is stated net of fair value adjustment of ($512 thousand), whereas the December 31, 1993, balance is presented at the lower of cost or market value (which resulted in the balance being shown at cost).

During the third quarter of 1994, the average balance of securities available for sale was $259.3 million compared to 1993's balance of $154.2 million. For these time periods, the average yield on the portfolios was 6.72% in 1994 and 6.22% in 1993. For the nine month periods, the average balance in 1994 was $416.2 million with a yield of 6.24% and in 1993 was $122.2 million with a yield of 6.76%, respectively.

In the third quarter of 1994, as it became more certain that interest rates were continuing to increase, the Company sold approximately $232 million of securities available for sale, at a loss of $2.5 million. This brought the year-to-date losses on securities transactions to $6.4 million. Management's intention with respect to these funds, as well as any obtained subsequent to the quarter-end, is to reinvest the proceeds at substantially higher interest rates when attractive securities are available. In the interim, the funds are invested in short-term investments. It is expected that the net loss incurred from the sales of securities will be recovered within one to two years through increased interest income. These transactions were undertaken to improve future net interest margin, to reduce the exposure of our capital to further declines in the fair values of securities available for sale, as well as to shorten the duration of the portfolio. Management expects that given the anticipated future increases in interest rates (i.e., Federal Reserve Bank actions), similar actions in the securities available for sales portfolio will be taken throughout the remainder of 1994.

Investment Securities: Securities in this category have been designated as held until maturity. These investments are held primarily for the generation of earnings. The balance of these securities at September 30, 1994, was $337.4 million versus the $416.8 million at year-end 1993.

For the third quarter of 1994, the investment securities portfolio averaged $327.1 million and earned a rate of 6.98%. In 1993 the average balance in the third quarter was $495.9 million
and the yield was 6.76%.    On a year-to-date basis the average
balance and yield was $215.6 million and 6.71% in 1994 and $528.1 and 6.82% in 1993, respectively.

Federal Funds Sold:  This category of investments represents the
Company's primary source of short-term investments.   At
September 30, 1994, the balance of federal funds sold was $217.0
million versus the $149.0 million at year-end.   During the third
quarter, the average balance and yield were $ 207.8 million and 4.61% in 1994 and $179.3 million and 3.03% in 1993 respectively. The increase in the average balance is attributable to the increase in deposits outstanding and the reduction in the average balance of investments in securities. The dramatic increase in rates is directly related to actions taken by the Federal Reserve Board to increase the discount and federal funds rate during 1994. The same trends noted in the quarter were also evident in the year-to-date figures.

Income from earning assets: Income from earning assets totalled $36.6 million for the quarter reflecting an average yield of 7.62%, as compared to the $ 33.7 million and 7.31% earned in 1993. The primary reason for the increase in income on earning assets is the result of rate changes (70%) during the quarter and 30% due to average balance increases. The average balance of earning assets increased 4% to $1.9 billion and the average rate increased 31 basis points on a quarter to quarter comparison.

For the nine month period ended September 30, 1994 income from earning assets increased from $102.6 million in 1993 to $104.8 million in 1994. The reason for that change is an increase of 4% in earning assets offset by a reduction in yield by 17 basis points.


Funding Opportunities

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the funding comes from traditional deposit vehicles such as regular savings, NOW and time deposits.

Total interest bearing deposits increased 3% to $1.7 billion during the third quarter with a yield of 3.48%. Customers have been moving modest amounts of deposits to the time deposit category and away from the traditional savings accounts. Likewise, the deposit growth is centered in the area of time accounts. This reflects a growing trend in banking where customers are trying to lock in slightly higher yields in the time deposit category. Within the category of time deposits, CD's over $100,000 grew to $51 million. The principal factors affecting these time deposits were attractive rates offered in the 30 month CD product during late 1993 and the first half of 1994.

TrustCo's strategy is to develop core deposit relationships with customers versus purchasing deposits through secondary markets. The Company has no brokered deposits and does not actively seek relationships that are single transaction oriented. By focusing on the core deposit business the Company believes the franchise value of the retail branching network is enhanced.


Net Interest Income

Net interest income totalled $21.2 million in the third quarter 1994 up 15% over the third quarter of 1993. As a result, the net interest margin for the period to period comparison indicates an improvement of 41 basis points. The principal reasons for the increased margin are:
          --   increased yields in the federal funds
               portfolio
          --   growth in the loan category primarily
               centered in the real estate area, and
          -- the reduction in funding cost by 7 basis points.

For the nine month period in 1994 the net interest income was $59.7 million, up 7% from 1993. This increase also caused the net interest margin to increase by 10 basis points for the year. On a year-to-date basis the reduction in the yield on the earning assets was less than the reduction in the yield on the interest bearing liabilities. The decrease in the average rate on earning assets was primarily centered in the real estate loan category, which became very competitive during the second half of 1993 and into 1994.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured as a trouble debt restructuring and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed and insubstance foreclosed real estate properties.

Nonperforming loans: Total nonperforming loans decreased to $2.4 million from the $2.7 million at June 30, 1994. The most serious category of nonperforming loans are those identified as nonaccrual loans. Nonaccrual loans at September 30, 1994, were $46,000, down from the $199,000 at June 30, 1994.

Foreclosed and insubstance foreclosed assets: The total balance of other real estate was $14.9 million at September 30, 1994, almost equal to the amount at June 30, 1994.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions.

At September 30,1994, the allowance for loan losses was $ 39.2 million, up slightly from the June 30,1994, balance of $36.2 million and the $34.1 million at year end 1993. This allowance represents a reserve coverage of 16 times the nonperforming loans at September 30, 1994, up from the 13 times coverage at June 30, 1994. The provision charge to expense during the third quarter was $2.8 million and $5.7 million in 1994 and 1993, respectively. The significant decrease from 1993 to 1994 is reflective of the overall improvement in the asset quality of the Company's portfolio. Likewise for the nine month period 1994, the provision was $6.5 million versus the $9.3 million in 1993.

In 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 (which has subsequently been amended by Statement No. 118), Accounting by Creditors for Impairment of a Loan (SFAS 114). This new accounting standard will be effective for TrustCo's fiscal year beginning January 1, 1995. This statement prescribes recognition criteria for loan impairment and measurement methods for certain impaired loan and insubstance foreclosures. TrustCo has not yet determined the impact, if any, on its consolidated financial statements that might result from the implementation of SFAS 114. Upon adoption of SFAS 114 a significant portion of the insubstance foreclosed loans will be reclassified into the loan category.


Liquidity and Interest Rate Sensitivity

TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historical and some prospective, allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.


Noninterest Income

Total noninterest income for the third quarter was $838,000 versus $5.4 million recorded in 1993. For the nine month period ended September 30, 1994, total noninterest income amounted to $3.8 million compared to $13.2 million for the same period in 1993. The principal reason for the variance between 1993 and 1994 for both the quarter and the year to date figures relates to securities losses recorded in 1994. During the quarter, the Company recorded $2.5 million of losses in 1994 and $1.8 million of gains in 1993. For the year-to-date balances, the security losses were $6.4 million in 1994 and gains of $3.9 million in 1993. These security losses were recognized as part of a management approach to continually sell securities that are underperforming with an aim to reinvest the proceeds in higher yielding securities with like credit risk. In this way the Company is sacrificing current period earnings with the objective of enhancing future years net income. The increases noted in the net interest margins are partially a result of the execution of this strategy.


Noninterest Expenses

Total noninterest expense for the third quarter of 1994 was $9.6 million versus $10.4 million recognized in 1993. Likewise for the year-to-date results, the Company incurred $29.8 million in 1994 and $30.5 million in 1993.


Income Taxes and Changes in Accounting Principles

In the third quarter of 1994 TrustCo recognized income tax expense of $3.4 million versus $2.0 million in 1993. This represents an effective tax rate of 37% in 1994. On a year-to-date basis through the third quarter, the Company recorded $ 9.3 million in income tax expense versus $9.7 million in 1993.

Recognized in the 1993 results is a change in accounting principles relating to adoption of new accounting principles dealing with post retirement benefits. In 1993's first quarter TrustCo recognized a one time expense of $3.3 million (net of tax) relating to the adoption of new accounting rules for post retirement benefits.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of its capital requirements are met through the capital retention program.


Total shareholders' equity at September 30, 1994, was $136.6 million, up 5% over the year end balance of $129.9 million. TrustCo declared dividends of $0.70 so far in 1994 compared to $0.57 in 1993. These results represent a dividend payout ratio of 63% in 1994 and 56% in 1993. The Company achieved the following ratios as of September 30, 1994 and 1993:

                                     September 30,
                                     1994      1993

Total equity to assets              6.87%     6.56%
Tier 1 risk adjusted capital       12.01%    11.83%
Total risk adjusted capital        13.29%    13.11%

Each of these capital ratios exceeds the minimum standards established by the regulatory authorities.

At the July 1994 meeting of the Board of Directors, the directors approved an increase in the quarterly cash dividend by 10% to $0.275 per share and also approved a 10% stock dividend to shareholders of record on October 1, 1994. The Board indicated their intention to retain the higher cash dividend on the new shares outstanding for the remainder of the year. Figures included in this discussion have been adjusted for the stock dividend.





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

                                              Third Quarter                 Third Quarter
                                                  1994                          1993
                                      ___________________________   ___________________________  ___________________________
                                       Average            Average    Average            Average  Change in Variance Variance
(Dollars in Thousands)                 Balance   Interest  Rate      Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                  Income/   Change   Change
               Assets                                                                             Expense
Commercial Loans.....................$  229,132  $  5,149   8.97% $   232,722  $  4,972   8.53%      177       (76)      253
Real Estate Loans.....................  661,343    13,483   8.15%     542,537    11,705   8.63%    1,778     2,375      (597)
Home Equity Credit Line...............  204,063     4,579   8.90%     201,952     3,748   7.36%      831        39       792
Consumer Loans........................   27,956       888  12.61%      31,208     1,076  13.68%     (188)     (107)      (81)
                                      ---------    ------           ---------    ------            -----     -----     -----
Loans, Net of Unearned Income.........1,122,494    24,099   8.57%   1,008,419    21,501   8.51%    2,598     2,231       367

Trading Assets........................      ---       ---    ---        1,941        16   3.34%      (16)      (16)      ---

Securities Available for Sale
 U.S. Treasury and Agency.............  229,827     3,850   6.70%     144,068     2,198   6.10%    1,652     1,418       234
 Mortgage-backed Securities...........      ---       ---     ---         ---       ---     ---      ---       ---       ---
 Other Investments....................   29,464       506   6.88%      10,158       199   7.85%      307       328       (21)
                                      ---------    ------           ---------    ------            -----     -----     -----
   Total Securities Available for Sale  259,291     4,356   6.72%     154,226     2,397   6.22%    1,959     1,746       213

Investment Securities:
 U.S. Treasury and Agency.............  136,087     2,550   7.50%     316,605     5,311   6.71%   (2,761)   (3,474)      713
 Mortgage-backed Securities...........  151,155     2,485   6.58%     123,492     2,142   6.94%      343       448      (105)
 State and Municipal..................   24,815       374   6.03%      28,532       443   6.22%      (69)      (56)      (13)
 Other Investments....................   15,011       294   7.84%      27,245       489   7.18%     (195)     (246)       51
                                      ---------    ------           ---------    ------            -----     -----     -----
   Total Investment Securities........  327,068     5,703   6.98%     495,874     8,385   6.76%   (2,682)   (3,328)      646

Federal Funds Sold....................  207,848     2,416   4.61%     179,288     1,371   3.03%    1,045       245       800
                                      ---------    ------           ---------    ------            -----     -----     -----
  Total Interest-earning Assets.......1,916,701    36,574   7.62%   1,839,748    33,670   7.31%    2,904       878     2,026
Allowance for Loan Losses.............  (37,583)   ------             (30,262)   ------            -----     -----     -----
Cash and Noninterest-earning Assets...  131,901                       147,133
                                      ---------                     ---------
  Total Assets.......................$2,011,019                   $ 1,956,619
                                      =========                     =========
Liabilities and Shareholders' Equity

Time Deposits:
 Interest-bearing Checking
   NOW Accounts .....................$  248,616       919   1.47% $   244,617  $  1,048   1.70%     (129)       17      (146)
   Money Market Accounts..............  104,979       632   2.39%     111,879       711   2.52%      (79)      (43)      (36)
 Savings..............................  735,733     5,498   2.97%     735,023     5,656   3.05%     (158)        6      (164)
 CD's Over $100M......................   51,045       668   5.19%      36,779       511   5.51%      157       184       (27)
 Other Time Deposits..................  590,762     7,447   5.00%     551,586     7,079   5.09%      368       491      (123)
                                      ---------    ------           ---------    ------            -----     -----     -----
  Total Time Deposits.................1,731,135    15,164   3.48%   1,679,884    15,005   3.54%      159       655      (496)
Short-term Borrowing .................   18,562       125   2.67%      17,746        94   2.10%       31         4        27
Long-term Debt........................    2,759        53   7.55%       4,620       108   9.40%      (55)      (37)      (18)
                                      ---------    ------           ---------    ------            -----     -----     -----
  Total Interest-bearing Liabilities..1,752,456    15,342   3.47%   1,702,250    15,207   3.54%      135       622      (487)
Demand Deposits.......................   94,067    ------              95,419    ------            -----     -----     -----
Other Liabilities.....................   29,839                        31,510
Shareholders' Equity..................  134,657                       127,440
                                      ---------                     ---------
  Total Liab. & Shhldrs.' Equity.....$2,011,019                   $ 1,956,619
                                      =========                     =========
Net Interest Income...................             21,232                        18,463            2,769       256     2,513
                                                   ------                        ------            -----     -----     -----
Net Interest Spread...................                      4.15%                         3.77%

Net Interest Margin (Net Interest
 Income to Total Interest-earning
   Assets)............................                      4.44%                         4.03%

Tax Equivalent Adjustment                             359                           454
                                                   ------                        ------
   Net Interest Income per book.......           $ 20,873                      $ 18,009
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

                                              Nine Months                    Nine Months
                                                  1994                           1993
                                      ____________________________   ___________________________  ___________________________
                                       Average            Average    Average            Average   Change in Variance  Variance
(Dollars in Thousands)                 Balance   Interest  Rate      Balance   Interest  Rate     Interest  Balance   Rate
                                                                                                  Income/   Change    Change
               Assets                                                                             Expense
Commercial Loans.....................$  228,082  $  14,870   8.70% $   239,650  $  15,492   8.63%     (622)     (755)      133
Real Estate Loans.....................  642,858     39,228   8.14%     543,799     35,827   8.78%    3,401     5,717    (2,316)
Home Equity Credit Line...............  202,145     12,370   8.18%     199,702     10,915   7.31%    1,455       135     1,320
Consumer Loans........................   26,837      2,689  13.40%      34,437      3,587  13.93%     (898)     (766)     (132)
                                      ---------    -------           ---------    -------           ------    ------    ------
Loans, Net of Unearned Income.........1,099,922     69,157   8.39%   1,017,588     65,821   8.63%    3,336     4,331      (995)

Trading Assets........................      ---       ---      ---       1,615         44   3.65%      (44)      (44)       ---

Securities Available for Sale
 U.S. Treasury and Agency.............  334,030     15,611   6.23%     112,038      5,595   6.66%   10,016    10,351      (335)
 Mortgage-backed Securities...........   48,291      2,122   5.86%         ---        ---     ---    2,122     2,122       ---
 Other Investments....................   33,871      1,757   6.92%      10,162        598   7.85%    1,159     1,221       (62)
                                      ---------    -------           ---------    -------           ------    ------    ------
   Total Securities Available for Sale  416,192     19,490   6.24%     122,200      6,193   6.76%   13,297    13,694      (397)

Investment Securities:
 U.S. Treasury and Agency.............   77,762      4,242   7.27%     347,276     17,245   6.62%  (13,003)  (14,893)    1,890
 Mortgage-backed Securities...........  100,287      4,820   6.41%     115,452      6,503   7.51%   (1,683)     (795)     (888)
 State and Municipal..................   24,375      1,059   5.79%      36,179      1,690   6.23%     (631)     (519)     (112)
 Other Investments....................   13,152        730   7.40%      29,163      1,588   7.26%     (858)     (889)       31
                                      ---------    -------           ---------    -------           ------    ------    ------
   Total Investment Securities........  215,576     10,851   6.71%     528,070     27,026   6.82%  (16,175)  (17,096)      921

Federal Funds Sold....................  177,145      5,292   3.99%     158,370      3,564   3.01%    1,728       459     1,269
                                      ---------    -------            ---------   -------           ------    ------    ------
  Total Interest-earning Assets.......1,908,835    104,790   7.32%   1,827,843    102,648   7.49%    2,142     1,344       798
Allowance for Loan Losses.............  (36,587)   -------             (28,834)   -------           ------    ------    ------
Cash and Noninterest-earning Assets...  129,119                        144,329
                                       ---------                      ---------
  Total Assets.......................$2,001,367                    $ 1,943,338
                                      =========                      =========
Liabilities and Shareholders' Equity

Time Deposits:
 Interest-bearing Checking
   NOW Accounts .....................$  247,049      2,731   1.48% $   241,719  $   3,181   1.76%     (450)       72      (522)
   Money Market Accounts..............  106,377      1,900   2.39%     114,877      2,265   2.64%     (365)     (161)     (204)
 Savings..............................  739,150     16,368   2.96%     734,525     17,963   3.27%   (1,595)      114    (1,709)
 CD's Over $100M......................   46,570      1,820   5.23%      36,159      1,514   5.60%      306       398       (92)
 Other Time Deposits..................  582,419     21,760   5.00%     546,696     21,197   5.18%      563     1,273      (710)
                                      ---------    -------           ---------    -------           ------    ------    ------
  Total Time Deposits.................1,721,565     44,579   3.46%   1,673,976     46,120   3.68%   (1,541)    1,696    (3,237)
Short-term Borrowing .................   19,235        356   2.47%      16,976        276   2.17%       80        39        41
Long-term Debt........................    2,753        142   6.90%       4,872        343   9.40%     (201)     (125)      (76)
                                      ---------    -------           ---------    -------           ------    ------    ------
  Total Interest-bearing Liabilities..1,743,553     45,077   3.46%   1,695,824     46,739   3.68%   (1,662)    1,610    (3,272)
Demand Deposits.......................   93,453    -------              90,732    -------           ------    ------    ------
Other Liabilities.....................   27,608                         32,436
Shareholders' Equity..................  136,753                        124,346
                                      ---------                      ---------
  Total Liab. & Shhldrs.' Equity.....$2,001,367                    $ 1,943,338
                                      =========                      =========
Net Interest Income...................              59,713                         55,909            3,804      (266)    4,070
                                                   -------                        -------           ------    ------    ------
Net Interest Spread...................                       3.86%                          3.81%

Net Interest Margin (Net Interest
 Income to Total Interest-earning
   Assets)............................                       4.17%                          4.07%

Tax Equivalent Adjustment                            1,165                          1,492
                                                   -------                        -------
   Net Interest Income per book.......           $  58,548                      $  54,417
                                                   =======                        =======












                                    SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                                TRUSTCO BANK CORP NY
                                                    (Registrant)



                                        /s/    Robert A. McCormick
   Date: November 8, 1994                  _____________________________
                                           Robert A. McCormick, President
                                              and Chief Executive Officer


                                        /s/    Robert T. Cushing
   Date: November 8, 1994                  _____________________________
                                           Robert T. Cushing, Vice President
                                              and Chief Financial Officer