Form 10-K
period 1994-12-31
TRUSTCO BANK CORP N Y
filed 1995-03-28
CIK 357301

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
       (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended December 31, 1994
                            OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
 For the transition period from ________________ to_________________

               Commission file number 0-10592
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

Registrant's telephone number, including area code: (518) 377-3311
                         _______________

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of exchange on
Title of each class                   which registered
 ________________                    ________________
     None                                 None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, $1.00 Par Value
                     (Title of class)
                      ______________

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes.(x)    No.( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[ ]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock:


                                   Number of Shares Outstanding
Class of Common Stock                  as of March 1, 1995
__________________                     __________________
$1 Par Value                               14,654,868

The aggregate market value of registrant's common stock (based upon the closing price on March 1, 1995) held by non-affiliates was approximately $296,761,000.

           DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Part I, Part II, and
Part IV).

(2) Portions of registrant's Proxy Statement filed for its Annual
Meeting of Shareholders to be held
May 15, 1995 (Part III).

                           PART I
Item 1. Business

General

    TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was organized in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. Following the necessary regulatory approvals, TrustCo commenced business on July 1, 1982. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 435 full-time equivalent employees at year-end. TrustCo had 4,501 shareholders of record as of December 31, 1994, and the closing price of the stock at that date was $20.25.

Bank Subsidiary

   On November 16, 1994 TrustCo initiated the process to convert its banking subsidiary, Trustco Bank New York, a New York state chartered trust company, to a national banking association operating under the name Trustco Bank, National Association (the Bank ). The conversion was undertaken to facilitate the Bank's regulatory processes and minimize duplicative federal/state compliance issues. The conversion became effective on February 1, 1995. The Bank is a national bank engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve system and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. The Bank accounted for substantially all of TrustCo's 1994 consolidated net income and average assets.

    The trust department of the Bank acts as executor of estates and trustee of personal trusts, gives estate planning and related advice, provides custodial services and acts as trustee of various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $634 million as of December 31, 1994.

    The daily operations of the Bank remain the responsibility of its Board of Directors and officers, subject to the overall supervision of TrustCo. TrustCo, as the parent corporation, derives most of its income from dividends paid to it by its subsidiary Bank. TrustCo's Bank subsidiary is included in TrustCo's consolidated financial statements.

ORE Subsidiary

    During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties.
The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition

    The Bank encounters keen competition from other commercial banks, including New York City-based holding companies which are some of the largest and most competitive institutions in the United States. In addition, savings banks, savings and loan associations, credit unions and other financial and related institutions compete for the banking, trust, investment and other financial services which the Bank offers. On a regular basis, TrustCo has discussions with other financial institutions relative to potential merger or acquisition opportunities.

Supervision and Regulation

    Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Board"). The Act requires that TrustCo obtain prior Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency.

    Virtually all aspects of TrustCo's and the Bank's business are subject to regulation and examination by the Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.
    Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1994, which appears on pages 30 and 31 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the Federal Deposit Insurance Corporation and the Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends which a bank or a bank holding company may pay. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

    Proposals to change various laws and regulations governing the operation and taxation of banks, bank holding companies and financial institutions are frequently raised in Congress and before various federal and state regulatory authorities. Most recently, on September 29, 1994 the Interstate Banking and Branching Efficiency Act of 1994 was enacted which permits beginning one year from date of enactment, bank holding companies to acquire banks in any state (subject to state and nationwide deposit limitations) and for full interstate branching commencing June 1, 1997.

Foreign Operations

Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.

Statistical Information Analysis

    The "Management Discussion and Analysis" on pages 5 through 23 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1994, which contains a presentation and discussion of statistical data relating to TrustCo, are hereby incorporated by reference. The information with respect to such tables should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.

Item 2. Properties

    TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 45 offices, of which 20 are owned and 25 are leased from others. These properties, when considered in the aggregate, are not material to the operation of TrustCo.

Item 3. Legal Proceedings

    The nature of TrustCo's business generates a certain amount of litigation against TrustCo and its subsidiaries involving matters arising in the ordinary course of business. In the opinion of management of TrustCo, there are no proceedings pending to which TrustCo or either of its subsidiaries is a party, or of which its property is the subject which, if determined adversely to TrustCo or such subsidiary, would be material in relation to TrustCo's consolidated stockholders' equity and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.



Executive Officers of TrustCo

    The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:



                                                       Year First
                                                         Became
Name, Age and             Principal Occupations       Executive
Position                  Or Employment Since          Officer of
With TrustCo              January 1, 1989               TrustCo

Robert A. McCormick, 58,  President and Chief Executive      1984
 President and Chief      Officer,TrustCo Bank Corp NY.
Executive Officer        President and Chief Executive
                          Officer, Trustco Bank, National
                          Association.


Robert T. Cushing, 39,   Vice President and Chief           1994
Vice President and       Financial Officer,
Chief Financial Offier    TrustCo Bank Corp NY since
                         1994. Senior Vice President
                        and Chief Financial Officer,
                        Trustco Bank, National
                        Association since 1994.  Partner,
                        KPMG Peat Marwick LLP (1978 - 1994).

Nancy A. McNamara, 45,   Vice President, TrustCo Bank        1992
Vice President           Corp NY since 1992.  Senior Vice
                         President, Trustco Bank, National
                         Association since 1988.  Director
                         of TrustCo Bank Corp NY and
                         Trustco Bank, National Association
                         since December 1991. Joined Trustco
                         Bank, National Association  in 1971.

William F. Terry, 53,    Secretary, TrustCo Bank Corp NY     1990
Secretary                since 1990.  Senior Vice President,
                         Trustco Bank, National Association
                         since 1987.  Secretary,
                          Trustco Bank, National Association
                         since 1990.



                             PART II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters

    The inside front cover of TrustCo's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference. The closing price for the Corporation's common stock on December 31, 1994, was $20.25.

Item 6. Selected Financial Data

Page 19 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Pages 5 through 23 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements, together with the report thereon of KPMG Peat Marwick LLP on pages 25 through 39 of TrustCo's Annual
Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.



 Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.







                             PART III

Item 10. Director and Executive Officers of Registrant

The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and "Compliance With Section 16(a) Of The Securities Exchange Act Of 1934 " on page 22, of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1995, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11. Executive Compensation

The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 6 through 11 of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1995, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

The information under the captions "Information on TrustCo Directors and Nominees," "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 5 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 22 of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1995, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Officers and Associates" on page 22 of TrustCo's Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 1995, is incorporated herein by reference.




                          PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference.

Consolidated Financial Statements.

Consolidated Statements of Condition--December 31, 1994 and 1993.

Consolidated Statements of Income--Years Ended December 31, 1994,
1993 and 1992.

Consolidated Statements of Changes in Shareholders' Equity--Years
Ended December 31, 1994, 1993 and 1992.

Consolidated Statements of Cash Flows--Years Ended December 31,
1994, 1993 and 1992.

Notes to Consolidated Financial Statements.

Financial Statement Schedules--Not Applicable.

All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto










The following exhibits are filed herewith:*


Reg S-K Exhibit No.      Description
===================      ===========
3(i)                     Amended and Restated Certificate of
                         Incorporation of TrustCo.

3(ii)                    Amended and Restated Bylaws of TrustCo.

10(a)                   Employment Agreement dated January 1,
                        1992 and Amendment No. 1 dated November
                        16, 1993, among TrustCo, the Bank and
                        Robert A. McCormick.


10(b)                   Amendment No. 2 dated September 1,
                        1994, and Amendment No. 3
                        dated February 13, 1995, among
                        TrustCo, the Bank and
                        Robert A. McCormick.

10(c)                   Employment Agreement dated
                        June 21, 1994, and Amendment
                        No. 1 dated February 14, 1995,
                        among TrustCo, the Bank and
                        Robert T. Cushing.

10(d)                  Restated Employment Agreement
                       dated June 21, 1994, and Amendment
                       No. 1 dated February 14, 1995, among
                       TrustCo, the Bank and Nancy A. McNamara.

10(e)                  Restated Employment Agreement dated June
                       21, 1994, and Amendment
                       No. 1 dated February 14, 1995, among
                       TrustCo, the Bank and
                       William F. Terry.

10(f)                  Restated Employment Agreement dated June
                       21, 1994, and Amendment
                       No. 1 dated February 14, 1995, among
                       TrustCo, the  Bank and
                       Ralph A. Pidgeon.

10(g)                 Restated Employment Agreement dated July
                      15, 1992, Amendment
                      No. 1 dated November16, 1993,
                      and Amendment No. 2 dated
                      February 14, 1995, among TrustCo,
                      the Bank  and Peter A. Zakriski.

10(h)                 TrustCo Bank Corp NY Amended and Restated
                      1985 Stock Option Plan.

10(i)                 TrustCo Bank Corp NY Directors Stock
                      Option Plan.



________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.





The following exhibits are filed herewith:  (continued)


Reg S-K Exhibit       No. Description
===============       ===============
        11            Computation of Net Income Per Common Share.

        13            Annual Report to Security Holders of
                      TrustCo for the year ended December 31,
                      1994.

        21            List of Subsidiaries of TrustCo.

        23            Independent Auditors' Consent of KPMG Peat
                       Marwick LLP.

        24            Power of Attorney.

        27            Financial Data Schedules.

        99            Independent Auditors' Report of KPMG Peat
                      Marwick LLP.


Reports on Form 8-K:

On January 26, 1995, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 1994, results.

On February 21, 1995, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.


    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the TrustCo Bank Corp NY(the "Corporation") pursuant to the foregoing provisions, or otherwise, the Corporation has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Corporation of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Corporation will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TrustCo Bank Corp NY

                                By/s/Robert A. McCormick
                                -------------------------
                                Robert A. McCormick
                                President and Chief Executive
                                Officer
                                (Principal Executive Officer)


                                 By/s/Robert T. Cushing
                                 -------------------------
                                 Robert T. Cushing
                                 Vice President and Chief
                                 Financial Officer
                                (Principal Financial and
                                 Accounting Officer)


Date: March 21, 1995

                       Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                Title               Date

         *              Director          March 21, 1995
Barton A. Andreoli


         *              Director          March 21, 1995
Lionel O. Barthold

         *              Director          March 21, 1995
M. Norman Brickman

         *              Director          March 21, 1995
Charles W. Carl, Jr.

         *              Director          March 21, 1995
Robert A. McCormick

         *              Director          March 21, 1995
Nancy A. McNamara

         *              Director          March 21, 1995
Dr. John S. Morris

         *              Director          March 21, 1995
Dr. James H. Murphy

         *              Director          March 21, 1995
Richard J. Murray, Jr.

         *              Director          March 21, 1995
Kenneth C. Petersen

         *              Director          March 21, 1995
William J. Purdy

/s/William F. Terry     Director          March 21, 1995
- ------------------
William F. Terry

         *              Director          March 21, 1995
Philip J. Thompson


By/s/William F. Terry
*William F. Terry, as Agent
Pursuant to Power of Attorney



EXHIBIT INDEX

Reg S-K
Item 601
Exhibit No.          Exhibit
_________________________________________________________________
3(i) Amended and Restated Certificate of Incorporation of TrustCo filed as Exhibit 3(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K (File No. 000-10592) filed on March 30, 1994, incorporated herein by reference.

3(ii) Amended and Restated Bylaws of TrustCo, with amendments through February 21, 1995.

10(a) Employment Agreement dated January 1, 1992 and Amendment No. 1 dated November 16, 1993, among TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(a) to TrustCo Bank Corp NY s Annual Report on Form 10-K (file No. 000-10592) filed on March 30, 1994, incorporated herein by reference.

10(b)          Amendment No. 2 dated September 1, 1994, and
               Amendment No. 3 dated February 13, 1995, to the
                Employment Agreement dated November 16, 1993
               among TrustCo, the Bank and Robert A. McCormick.

10(c)           Employment Agreement dated June 21, 1994, and
                Amendment No. 1 dated February 14, 1995, among
                TrustCo, the Bank and Robert T. Cushing.

10(d)           Restated Employment Agreement dated June 21,
                1994, and Amendment No. 1 dated February 14,
                1995, among TrustCo, the Bank and
                Nancy A. McNamara.

10(e)          Restated Employment Agreement dated June
                21, 1994, and Amendment No. 1 dated February
               14, 1995, among TrustCo, the Bank and
               William F. Terry.



10(f) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among
              TrustCo, the Bank and Ralph A. Pidgeon.

 10(g)       Restated Employment Agreement dated July 15, 1992,
             Amendment No. 1 dated November 16, 1993, and
             Amendment No. 2 dated February 14, 1995, among
             TrustCo, the Bank and Peter A. Zakriski.


10(h) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended and restated effective July 1, 1994.

10(i) TrustCo Bank Corp NY Directors Stock Option Plan filed as Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10-K (File No. 000-10592) filed on March 30, 1994, incorporated herein by reference.


11          Computation of Net Income Per Common Share.


13 Annual Report to Security Holders of TrustCo for the year ended December 31, 1994.



                       GRAPHICS APPENDIX



                                                 Cross References
                                                   to Page of
                          Omitted Charts          Annual Report
_________________________________________________________________

           1        Net Interest Margin...............  5

           2        Non-Performing Assets............. 14

           3        Efficiency Ratio.................. 18

           4        Dividends Per Share............... 21


21                                List of Subsidiaries of
                                   TrustCo.

23                                Independent Auditors' Consent
                                  of KPMG Peat Marwick LLP.

24                                Power of Attorney.

27                               Financial Data Schedules.

99                               Independent Auditors' Report of
                                 KPMG Peat Marwick LLP.


























                                                  Exhibit 3(ii)


                         BY-LAWS OF
                    TRUSTCO BANK CORP NY

               (a New York State Corporation)
           (As Amended Through February 21, 1995)
_____________________________________________________

                         ARTICLE 1

                        DEFINITIONS


As used in these By-Laws, unless the context otherwise requires, the term:

1.1  "Board" means the Board of Directors of the Corporation

1.2  "Business Corporation Law" means the Business Corporation
Law of the State of New York, as amended from time to time.


1.3 "By-Laws" means the initial By-Laws of the Corporation, as amended from time to time.

1.4 "Certificate of Incorporation" means the initial certificate of incorporation of the Corporation, as amended, supplemented or restated from time to time.

1.5.  "Corporation" means TrustCo Bank Corp NY.

1.6  "Directors" means directors of the Corporation.

1.7 "Entire Board" means the total number of directors which the Corporation would have if there were no vacancies.

1.8 "Chief Executive Officer" means the Chief Executive Officer of the corporation.

1.9  "Chairman" means chairman of the Board of the Corporation.

1.10 "President" means the President of the Corporation.

1.11 "Secretary" means the Secretary of the Corporation.

1.12 "Vice President" means the Vice President of the
Corporation.
                           ARTICLE 2

                         SHAREHOLDERS


2.1 PLACE OF MEETINGS. Every meeting of shareholders shall be held at such place within or without the State of New York as shall be designated by the Board of Directors in the notice of such meeting or in the waiver of notice thereof.


2.2 ANNUAL MEETING. A meeting of shareholders shall be held annually for the election of Directors and the transaction of other business at such hour and on such business day as may be determined by the Board. Written notice of such meeting, stating the place, date and hour thereof, shall be given, personally or by mail, not less than ten nor more than fifty days before the date of such meeting, to each shareholder certified to vote at such meeting.


2.3 SPECIAL MEETINGS. A special meeting of shareholders, other than those regulated by statute, may be called at any time by the Board or by the Chief Executive Officer. It shall also be the duty of the Chief Executive Officer to call such a meeting whenever requested in writing so to do by shareholders owning two thirds of the issued and outstanding share entitled to vote at such a meeting. Written notice of such meeting, stating the place, date, hour and purpose thereof, and indicating that it is being given by the person or persons calling such meeting, shall be given, personally or by mail, not less than ten nor more than fifty days before the date of such meeting, to each shareholder certified to vote at such meeting.


2.4 QUORUM AND VOTING REQUIREMENTS; ADJOURNMENT. Except with respect to a special meeting for the election of Directors as required by law, or as otherwise provided in these By- Laws, (a) the holders of at least a majority of the outstanding shares of the Corporation shall be present in person or by proxy at any meeting of the shareholders in order to constitute a quorum for the transaction of any business, and (b) the votes of the holders of at least a majority of the outstanding shares of the Corporation shall be necessary at any meeting of shareholders for the transaction of any business or specified item of business, other than the changing, amending or repealing of any provision of the Certificate of Incorporation or By- Laws which shall require the affirmative vote of two-thirds of the Corporation's voting stock; provided, however, that when a specified item of business is required to be voted on by a class or series (if the Corporation shall then have outstanding shares or more than one class or series), voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. The holders of a majority of shares present in person or represented by proxy at any meeting of shareholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

2.5 INSPECTORS AT MEETINGS. Two or more inspectors shall be appointed by the Board or the Executive Committee prior to each Annual Meeting of Shareholders, to serve at the meeting or any adjournment thereof. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat.


2.6 ORGANIZATION. At every meeting of shareholders, the Chief Executive Officer, or in his absence, an officer of the Corporation designated by the Board or the Chief Executive Officer, shall act as Chairman of the meeting. The Secretary, or in his absence, one of the Vice Presidents not acting as Chairman of the meeting, shall act as Secretary of the meeting. In case none of the officers above designated to act as Chairman or Secretary of the meeting, respectively, shall be present, a Chairman or a Secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at such meeting by the holders of shares present in person, or represented by proxy and entitled to vote at the meeting.


2.7 ORDER OF BUSINESS. The order of business at all meetings of shareholders shall be as determined by the Chairman of the meeting, but the order of business to be followed at any meeting at which a quorum is present may be changed by a majority of the votes cast at such meeting by the holders of shares present in person or represented by proxy and entitled to vote at the meeting.



                             ARTICLE 3

                             DIRECTORS

3.1 BOARD OF DIRECTORS. Except as otherwise provided in the Certificate of Incorporation, the affairs of the Corporation shall be managed and its corporate powers exercised by its Board. In addition to the powers expressly conferred by the By-Laws, the Board may exercise all powers and perform all acts which are not required, by the By-Laws or the Certificate of Incorporation or by law, to be exercised and performed by the shareholders.


3.2 NUMBER; QUALIFICATION; TERM OF OFFICE. Subject to Section 702(b) of the Business Corporation Law, the number of Directors constituting the Entire Board may be changed from time to time by action of the shareholders or the Board, provided that such number shall not be less than twelve nor more than fifteen. The Directors shall be divided into three classes as nearly equal in number as may be, one class to be elected each year for a term of three years and until their successors are elected and qualified. A Director attaining 72 years of age shall cease to be a Director and that office shall be vacant. A director who was an employee of the Corporation at the time of his election, shall vacate his office when he ceases to be a full-time employee of the Company and shall not be eligible for reelection. 3.3 ELECTION. Directors shall be elected by the affirmative vote of the holders of a majority of the Company's outstanding voting stock.


3.4 NEWLY CREATED DIRECTORSHIP AND VACANCIES. Newly created directorships resulting from an increase in the number of Directors and vacancies occurring in the Board for any reason, may be filled by vote of a majority of the Directors then in office, although less than a quorum, at any meeting of the Board. Directors elected by the Board shall hold office until the next meeting of shareholders at which the election of directors is in the regular order of business, and until their successors have been elected and qualified.


3.5 RULES AND REGULATIONS. The Board of Directors may adopt such Rules and Regulations for the conduct of its meetings and the management of the affairs of the Company as it may deem proper, not inconsistent with the laws of the State of New York, or these By-Laws.


3.6 REGULAR MEETINGS. Regular meetings of the Board shall be held on the third Tuesday of February, May, August and November, unless otherwise specified by the Board, and may be held at such times and places as may be fixed from time to time by the Board, and may be held without notice.


3.7 SPECIAL MEETINGS. Special meetings of the Board shall be held whenever called by the Chief Executive Officer, and a special meeting shall be called by the Chief Executive Officer or the Secretary at the written request of any seven Directors. Notice of the time and place of each special meeting of the Board shall, if mailed, be addressed to each Director at the address designated by him for that purpose or, if none is designated, at his last known address at least three days before the date on which the meeting is to be held; or such notice shall be sent to each Director at such address by telegraph, or similar means of communication, or be delivered to him personally, not later than the day before the date on which such meeting is to be held.


3.8 WAIVERS OF NOTICE. Anything in these By-Laws or in any resolution adopted by the Board to the contrary notwithstanding, notice of any meeting of the Board need not be given to any Director who submits a signed waiver of such notice, whether before or after such meeting, or who attends such meeting without protesting, prior thereto or at its commencement, the lack of notice to him.


3.9 ORGANIZATION. At each meeting of the Board, the Chief Executive Officer of the Corporation, or in the absence of the Chief Executive Officer, a Chairman chosen by the majority of the Directors present, shall preside. The Secretary, or in the absence of the Secretary, a Vice President, shall act as Secretary at each meeting of the Board.


3.10 QUORUM AND VOTING. A majority of the Entire Board shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board. The affirmative vote of a majority of the Entire Board shall be necessary for the transaction of any business or specified item of business at any meeting of the Board, except that the affirmative vote of two-thirds of the Entire Board shall be necessary to change, amend or repeal any provision of the Certificate of Incorporation or By-Laws.


3.11 WRITTEN CONSENT OF DIRECTORS WITHOUT A MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the Board shall be filed with the minutes of the proceedings of the Board.


3.12 PARTICIPATION IN MEETING OF BOARD BY MEANS OF CONFERENCE TELEPHONE OR SIMILAR COMMUNICATIONS EQUIPMENT. Any one or more members of the Board may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.



                                ARTICLE 4
                               COMMITTEES

4.1 EXECUTIVE COMMITTEE. There shall be an Executive Committee consisting of not more than nine Directors, of which four shall constitute a quorum. All but six of the members of such Executive Committee shall be appointed by the Board of Directors, shall be known as permanent members and shall hold office until the organization of the Board after the annual election next succeeding their respective appointments. Six places on the Executive Committee shall be filled by the Directors, other than the permanent members of the Executive Committee, in rotation according to alphabetical order, each panel of six rotating members serving for one calendar month. In the event that any member of the Executive Committee is unable to attend a meeting, the Chief Executive Officer may invite any other Director to take his place for such meeting. The Executive Committee shall possess and exercise all of the delegable powers of the Board, except when the latter is in session. It shall keep a record of its proceedings, and the same shall be subject to examination by the Board at any time. All acts done and powers and authority conferred by the Executive Committee from time to time, within the scope of its authority, shall be and be deemed to be and may be certified as being the act and under the authority of the Board. Meetings of the Executive Committee shall be held at such times and places and upon such, if any, notice as the Executive Committee shall determine from time to time, provided that a special meeting of the Executive Committee may be called by the Chief Executive Officer, in his discretion, and shall be called by the Chief Executive Officer or Secretary on the written request of any three members, three days' notice of the time and place of which shall be given in the same manner as notices of special meetings of the Board of Directors, except that if such notice is given otherwise than by mail, it shall be sufficient if given at any time on or before the day preceding the meeting.


4.2 OTHER COMMITTEES. The Board, by resolution adopted by a majority of the Entire Board, may designate from among its members such other standing or special committees as may seem necessary or desirable from time to time.








                          ARTICLE 5
                          OFFICERS


5.1 OFFICERS. The Board may elect or appoint a Chairman and shall elect or appoint a President, either of which it shall designate the Chief Executive Officer and shall elect or appoint one or more Vice Presidents and a Secretary, and such other officers as it may from time to time determine. All officers shall hold their offices, respectively, at the pleasure of the Board. The Board may require any and all officers, clerks and employees to give a bond or other security for the faithful performance of their duties, in such amount and with such sureties as the Board may determine.


5.2 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer of the Corporation shall have general supervision over the business of the Corporation, subject, however, to the control of the Board and of any duly authorized committee of Directors. The Chief Executive Officer shall, if present, preside at all meetings of the shareholders, at all meetings of the Board and shall supervise the carrying out of policies adopted or approved by the Board. He may, with the Secretary or any other officer of the Corporation, sign certificates for shares of the Corporation. He may sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the By-Laws, Board or applicable laws, and, in general, he shall perform all duties incident to the office of the Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board.


5.3  CHAIRMAN AND PRESIDENT.  Either the Chairman or the
President shall be designated the Chief Executive Officer of the Corporation. The one not so designated shall perform such duties as from time to time may be assigned to him by the Board or by the Chief Executive Officer.


5.4 OTHER OFFICERS. All the other officers of the Corporation shall perform all duties incident to their respective offices, subject to the supervision and direction of the Board, the Chief Executive Officer, and the Executive Committee, and shall perform such other duties as may from time to time be assigned them by the Board or by the Chief Executive Officer. The President and any Vice President may also, with the Secretary, sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the By-Laws, Board or applicable laws.




                        ARTICLE 6
                 CONTRACTS, LOANS, ETC



6.1 EXECUTION OF CONTRACTS. The Board may authorize any officer, employee or agent, in the name and on behalf of the Corporation, to enter into any contract or execute and satisfy any instrument, and any such authority may be general or confined to specific instances, or otherwise limited.


6.2 LOANS. The Chief Executive Officer or any other officer, employee or agent authorized by the Board may effect loans and advances at any time for the Corporation from any bank, trust company or other institution or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, and when authorized so to do may pledge and hypothecate or transfer any securities or other property of the Corporation as security for any such loans or advances.


6.3 SIGNATURE AUTHORITY. The Chief Executive Officer shall from time to time authorize the appropriate officers and employees of the Corporation who are to sign, execute, acknowledge, verify and deliver or accept all agreements, conveyances, transfers, obligations, authentications, certificates and other documents and instruments and to affix the seal of the Corporation to any such document or instrument and to cause the same to be attested by the Secretary or Assistant Secretary.



                               ARTICLE 7
                                SHARES


7.1 STOCK CERTIFICATES. Certificates representing shares of the Corporation, in such form as shall be determined from time to time by the Board, shall be signed by the Chief Executive Officer, the Chairman, the President, or any Vice President and the Secretary, and may be sealed with the seal of the Corporation or a facsimile thereof.


7.2 TRANSFER OF SHARES. Transfers of shares shall be made only on the book of the Corporation by the holder thereof or by his duly authorized attorney or a transfer agent of the Corporation, and on surrender of the certificate or certificates representing such shares properly endorsed for transfer and upon payment of all necessary transfer taxes. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "Canceled", with the date of cancellation, by the Secretary or the transfer agent of the Corporation. A person in whose name shares shall stand on the books of the Corporation in whose name shares shall stand on the books of the Corporation shall be deemed the owner thereof to receive dividends, to vote as such owner and for all other purposes as respects the Corporation. No transfer of shares shall be valid as against the Corporation, its shareholders and creditors for any purpose, except to render the transferee liable for the debts of the Corporation to the extent provided by law, until such transfer shall have been entered on the books of the Corporation by an entry showing from and to whom transferred.


7.3 CLOSING OF TRANSFER BOOKS. The Board may prescribe a period prior to any shareholders' meeting or prior to the payment of any dividend, not exceeding fifty days, during which no transfer of stock on the books of the Corporation may be made and may fix a day as provided by the Business Corporation Law as of which shareholders entitled to notice and to vote at such meeting shall be determined.


7.4 TRANSFER AND REGISTRY AGENTS. The Corporation may from time to time maintain one or more transfer offices or agents and registry officer or agents at such place or places as may be determined from time to time by the Board.


7.5 LOST, DESTROYED, STOLEN AND MUTILATED CERTIFICATES. If the holder of any shares shall notify the Corporation of any loss, destruction, theft or mutilation of the certificate or certificates representing such shares, the Corporation may issue a new certificate or certificates to replace the old, upon such conditions as may be specified by the Board consistent with applicable laws.








                         ARTICLE 8
                        EMERGENCIES


8.1 OPERATION DURING EMERGENCY. In the event of a state of emergency declared by the President of the United States or the person performing his functions or by the Governor of the State of New York or by the person performing his functions, the officers and employees of the Corporation shall continue to conduct the affairs of the Corporation under such guidance from the Directors as may be available except as to matters which by statute require specific approval of the Board of Directors and subject to conformance with any governmental directives during the emergency.


8.2 OFFICERS PRO TEMPORE DURING EMERGENCY. The Board of Directors shall have power, in the absence or disability of any officer, or upon the refusal of any officer to act, to delegate and prescribe such officer's powers and duties to any other officer for the time being.


8.3 DISASTER. In the event of a state of emergency resulting from disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by the Directors and officers as contemplated by these By-Laws, any two or more available members of the Executive Committee shall constitute a quorum of that committee for the full conduct and management of the affairs and business of the Corporation, notwithstanding any other provision of these By-Laws, and such committee shall further be empowered to exercise all powers reserved to any and all other committees of the Board established pursuant to Article 4 of these By-Laws. In the event of the unavailability, at such time, of at least two members of the Executive Committee, any three available Directors may constitute themselves the Executive Committee pro tem for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of this Article, until such time as the incumbent Board or a reconstituted Board is capable of assuming full conduct and management of such affairs and business.



                          ARTICLE 9
                             SEAL


9.1 SEAL. The Board may adopt a corporate seal which shall be in the form of a circle and shall bear the full name of the Corporation and the year and State of its incorporation.


                        ARTICLE 10
                        FISCAL YEAR


10.1 FISCAL YEAR. The fiscal year of the Corporation shall be determined, and may be changed, by resolution of the Board.



                       ARTICLE 11
                 VOTING OF SHARES HELD


11.1 VOTING OF SHARE HELD BY THE CORPORATION. Unless otherwise provided by resolution of the Board and excepting the shares of any subsidiary company of the Corporation which are to be voted in accordance with the resolution of the Board, the Chief Executive Officer may from time to time appoint one or more attorneys or agents of the Corporation, in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a shareholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of the shares or other securities of such other corporation and to consent in writing to any action by any such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the Chief Executive Officer may himself attend any meeting of the holders of the shares or other securities of any such other corporation and thereat vote or exercise any or all other powers of the Corporation as the holder of such shares or other securities of such other corporation.



                             ARTICLE 12
                       AMENDMENTS TO BY-LAWS


12.1 AMENDMENTS. The By-Laws or any of them may be altered, amended, supplemented or repealed, or new By-Laws may be adopted by a vote of the holders of at least two-thirds of the shares entitled to vote at any regular or special meeting of shareholders, or by a vote of at least two- thirds of the Entire Board of Directors at any regular or special meeting thereof, provided notice of such proposed changes has been set forth in the notice of meeting of shareholders or Directors.









                           ARTICLE 13
            INDEMNIFICATION OF DIRECTORS AND OFFICERS


13.1 In addition to authorization provided by law, the Directors are authorized, by resolution, to provide indemnification or to advance expenses to any Officer or Director seeking such indemnifica- tion or the advancement of such expenses. They may also, by resolution, authorize agreements providing for indemnification.


13.2 The indemnification and advancement authorized by this Article shall be subject to each of the conditions or limitations set forth in the succeeding subdivisions(s) of this Section.


   13.2.1 No indemnification may be made to or on behalf of any Director or Officer if a judgment or other final adjudication adverse to the Officer or Director establishes that his acts were committed in bad faith or were the result of an act of deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not entitled.


13.3 Officers and Directors of any wholly owned subsidiary serve at the request of the Corporation for the purpose of this Article.


13.4 The Directors may by resolution, authorize the Corporation's Officers and Directors to serve as a Director or Officer of any other corporation of any type or kind, domestic or foreign, of any partnership, joint venture, trust, employee benefit plan or other enterprise for the purpose of the indemnification provisions of this Article. The failure to enact such a resolution shall not, in itself, create a presumption that such service was not authorized.


I, William F. Terry, Secretary of TrustCo Bank Corp NY,
Schenectady, New York, hereby certify that the foregoing is a complete, true and correct copy of the By-Laws of TrustCo Bank
Corp NY, and that the same are in full force and effect at this date.



                     /s/William F. Terry
                     _____________________________________
                     Secretary


                       March 23, 1995
                     _____________________________________
                       Date
























                                                  Exhibit 10(a)
                     Employment Agreement
                          between
                    TRUSTCO BANK NEW YORK
                            and
                     TRUSTCO BANK CORP NY
                            and
                     ROBERT A. McCORMICK
































                        Employment Agreement

AGREEMENT, dated as of January 1, 1992, (the Agreement ), by and between TRUSTCO BANK NEW YORK, a New York banking corporation (the Bank ) and TRUSTCO BANK CORP NY, a New York business corporation (the company ) (hereinafter referred to collectively as the Companies ), with principal offices at 320 State Street, Schenectady, New York 12301, and ROBERT A. McCORMICK (the Executive ), residing at 16 Greenlea Drive, Clifton Park, New York 12065.
   1 . Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as President and Chief Executive Officer.
   2 . Term. The term of this Agreement shall commence on January 1, 1992 and shall continue until December 31, 1994. Beginning on January 1, 1995, and on January 1 of each and every year thereafter, this Agreement shall renew, automatically, for the succeeding three year term, unless the Executive is notified by the method described in Paragraph 10 herein to the contrary ( Nonrenewal Notice ). Nothing contained herein, however, shall be construed to extend the Executive s right to employment beyond the age of 65 years or the then mandatory retirement age in effect at the Companies, whichever shall be greater.
   3 . Services. The Executive shall exert his best efforts and devote substantially all of his time and attention to the affairs of the Companies. The Executive shall be the President and Chief executive Officer of the Companies, and shall have full authority and responsibility for the operation of the Companies, subject to the general direction, approval, and control of the Boards of Directors of the Companies, for formulating policies and administering the Companies in all respects. His powers shall include the authority to hire and fire personnel of the Companies, including employees who are also members of the Boards of Directors, and to retain consultants when he deems necessary in order to implement the Companies policies.
   4 . Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to include Executive s Annual Base Salary plus executive incentive. During the first twelve months of employment pursuant to this Agreement, the Executive shall be paid by the Companies the Annual Base Salary provided on Schedule A attached hereto, which Annual Base Salary shall be paid biweekly, plus executive incentive. Thereafter, Annual Compensation shall be negotiated between the parties hereto and shall be deemed a part of this Agreement, provided, however, that Annual Compensation shall not be less than Executive s Annual Compensation for the immediately preceding calendar year.
   5 . Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive, the Executive shall be allowed to participate fully in any disability, death benefit, retirement, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans.
   6 . Termination of Employment. In the event there is a Termination (as hereinafter defined) of the Executive for any reason other than for good cause (as hereinafter defined), death, retirement or disability, the Executive shall receive, upon his Termination of employment with either of the Companies, the Termination Benefits set forth hereinbelow. The Executive s Termination for good cause shall be limited to the Executive s having committed an act of fraud, embezzlement, or theft constituting a felony, or an act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.
   7 . Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive s Annual Compensation, disability, death, retirement, pension or profit sharing benefits (unless such reduction shall have been applied to all Bank employees as part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Company s relocation or a change in the Executive s base location, or
(iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies by the method described in Paragraph 10 hereof.
   8 .  Termination Benefits.  The following benefits shall be
Termination Benefits:
   (a ) The Companies shall pay to the Executive the Executive s full Annual Compensation through the effective date of his Termination at the rate in effect at the time notice of termination is given or at the time of Termination, if earlier, and in addition
   (b ) The Companies shall pay to the Executive, at Executive s option, either: (i) within ten (10) days of his Termination an additional lump sum amount equal to three (3) times the Annual Compensation then in effect pursuant to paragraph 4 above, which sum shall be reduced to present value as determined by a certified public accountant to be agreed upon between the parties, or (ii) three equal payments each in an amount equal to the Executive s Annual Compensation then in effect, the first such payment to be made within ten (10) days of the Termination and each subsequent payment to be made annually on the anniversary date of the initial payment and in addition
   (c ) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies retirement, pension and profit sharing plans, and in addition
   (d ) The Companies shall pay the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition
   (e ) The Companies shall provide the Executive, for the greater of one year or the remaining term of this Agreement following his Termination, health insurance and group life insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination.
   9 . Indemnity. The Companies shall indemnify the Executive and hold him harmless for any acts or decisions made by him in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for him under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorneys fees, actually and necessarily incurred by the Executive in connection with the defense of such act, suit or proceeding and in connection with any appeal thereon including the cost of court settlements.
   10 . Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when mailed at any general or branch United States Post Office enclosed in a certified post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice:
     To the Companies:  TrustCo Bank Corp NY
                        Trustco Bank New York
                        320 State Street
                        Schenectady, NY  12301

     To the Executive:  Robert A. McCormick
                        16 Greenlea Drive
                        Clifton Park, NY  12065

provided, however, that any notice of change of address shall be effective only upon receipt.
   11 . Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including, without limitation, any person or entity which may acquire all or substantially all of either Company s assets or business or into which either Company may be consolidated or merged, and the Executive, his heirs, executors, administrators and legal representatives. The Executive may assign his right to payment under this Agreement, but not his obligations under this Agreement.
   12 . Governing Law. This Agreement shall be governed by the laws of the State of New York.
   13 . Modification. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

                                       TRUSTCO BANK CORP NY
                                      BY/s/M. Norman Brickman

                                       TRUSTCO BANK NEW YORK
                                      BY/s/M. Norman Brickman

                                      /s/Robert A. McCormick
                                      Robert A. McCormick



C011091BC1


















Schedule A to Agreement among Companies and Robert A. McCormick

Calendar Year             Annual Salary     Approval of Companies
    1992                     $550,000
    1993                     $650,000       /s/William F. Terry
    1994                     $700,000       /s/William F. Terry
    1995                     $720,000       /s/William F. Terry





                                    TRUSTCO BANK CORP NY
                                    BY/s/M. Norman Brickman

                                    TRUSTCO BANK NEW YORK
                                    BY/s/M. Norman Brickman

                                    AGREEMENT OF EXECUTIVE
                                    BY/S/Robert A. McCormick
                                    Robert A. McCormick










                         AMENDMENT NO. 1 TO
                    EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK NEW YORK AND
                     TRUSTCO BANK CORP NY AND
                        ROBERT A. MCCORMICK

                         WHEREAS, Trustco Bank New York and
TrustCo Bank Corp NY (herein referred to as the Companies ) entered into an Employment Agreement dated as of January 1, 1992, (herein referred to as the Agreement ); with Robert A. McCormick (herein referred to as the Executive ); and

     WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

     NOW, THEREFORE, the Agreement is hereby amended effective
June 21, 1993, in the following respect:

     Section 5 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

      5. Retirement, Pension and Profit Sharing. as further compensation for the services of the Executive:

     a. The Executive shall be allowed to participate fully in any disability, death benefit, retirement, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans; and

     b. Upon termination of the Executive s employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement.

     IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW YORK                   TRUSTCO BANK CORP NY
BY/s/William F. Terry                   BY/s/William F. Terry
  Secretary                               Secretary

                                         /s/Robert A. McCormick
                                          Robert A. McCormick



                                                    Exhibit 10(b)
                          AMENDMENT NO. 2 TO
                     EMPLOYMENT AGREEMENT AMONG
                      TRUSTCO BANK NEW YORK AND
                       TRUSTCO BANK CORP NY AND
                         ROBERT A. MCCORMICK

   WHEREAS, Trustco Bank New York and TrustCo Bank Corp NY
(herein referred to as the Companies ) entered into an Employment Agreement dated as of January 1, 1992, (herein referred to as the Agreement ); with Robert A. McCormick (herein referred to as the Executive ); and

   WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of June 21, 1994;

   NOW, THEREFORE, the Agreement is hereby amended effective as of June 21, 1994, in the following respects:

I.

   The following subparagraph (f) is hereby added to Section 8 of the Agreement:

    (f) In the event of Termination (as described in Sections 6 and 7 herein), if the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the Excise Tax ), then the Companies will pay to the Executive, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ( Gross Up ) such that the net amount retained by the Executive after (i) deduction of any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, state and local income taxes and Excise Tax upon the payment provided for in this subparagraph (f), shall be equal to the Termination Benefits.
For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local income taxes shall be determined based upon the state and locality of the Executive s domicile on Termination. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.

     IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment NO. 2 this 1st day of September, 1994.

TRUSTCO BANK NEW YORK                      TRUSTCO BANK CORP NY
BY:/s/William F. Terry                  BY:/s/William F. Terry
    Secretary                               Secretary

                                          /s/Robert A. McCormick
                                           Robert A. McCormick




                         AMENDMENT NO. 3
                               TO
                  EMPLOYMENT AGREEMENT BETWEEN
                  TRUSTCO BANK NEW YORK AND
                   TRUSTCO BANK CORP NY AND
                      ROBERT A. McCORMICK


   WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Robert A. McCormick (herein referred to as the "Executive"); and
   WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
   WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
   NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.
   IN WITNESS WHEREOF, the Company has caused this Amendment No. 3 to be executed this 13th day of February, 1995.
TRUSTCO BANK, NATIONAL           TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/William F. Terry                  By:/s/William F. Terry
Title:  Secretary                       Title:  Secretary

                                        /s/Robert A. McCormick
                                        Robert A. McCormick



                                                Exhibit 10(c)








                        EMPLOYMENT AGREEMENT

                               among

                       TRUSTCO BANK NEW YORK

                                and

                        TRUSTCO BANK CORP NY

                                and

                         ROBERT T. CUSHING


                         EMPLOYMENT AGREEMENT


   AGREEMENT, dated as of June 21, 1994 (the "Agreement"), by and among Trustco Bank New York (the "Bank"), a New York banking corporation, and TrustCo Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 192 Erie Boulevard, Schenectady, New York 12305-1808, and Robert T. Cushing (the "Executive"), residing at 6 Carriage Hill Drive, Latham, New York 12211.

        Engagement. The Companies agree to engage the Executive and the executive agrees to serve the Companies as an Executive.

   1. Term. The term of this Agreement shall commence on June 21, 1994 and shall continue until December 31, 1994. Beginning on January 1, 1995, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

   2. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

   3. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

   4. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing May 20, 1994, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

   5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

        6. The Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

        7. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph (b) shall survive the termination of this Agreement.

   8.   Termination of Employment.

        9. If there shall be a Termination (as defined in Paragraph 8 hereof) of the Executive from the Companies within two (2) years after a change in control of either Company, for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

        10. A "change in control" of either Company means any of the following events: (i) any individual, corporation (other than either Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either Company possessing twenty percent (20%) or more of the voting power for the election of directors of either Company; (ii) there shall be consummated any consolidation, merger or other business combination involving either Company or the securities of either Company in which holders of voting securities of either Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either Company (or, if either Company does not survive such transaciton, voting securities of the corporation or corporations surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of either Company (or such other surviving corporation or corporations); (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by either Company's shareholders, of each new director of either Company was approved by a vote of at least two-thirds of the directors of the applicable Company then still in office who were directors of such Company at the beginning of any such period; (iv) removal by the stockholders of all or any of the incumbent directors of either Company other than a removal for cause; and (v) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either Company (on a consolidated basis) to a party which is not controlled by or under common control with the Companies.

        11. Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Paragraph 11 hereof.

   12. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, executive incentive compensation, disability, death, retirement, pension or profit sharing benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

   13. Termination Benefits. The following benefits shall be Termination Benefits:

        14. The Companies shall pay to the Executive the Executive's full compensation through the effective date of his Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

        15.  The Companies shall pay to the Executive within ten
(10) days of Termination a lump sum amount equal to two (2) times the Executive's Annual Base Salary then in effect, and in addition

        16. The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

        17. The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

        18. The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination, and in addition

        19. In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of
(i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local income taxes and Excise Tax upon the payment provided for in this subparagraph (f), shall be equal to the Termination Benefits. For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local income taxes shall be determined based upon the state and locality of the Executive's domicile on Termination. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.

   20. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

   21. Notices. All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given at the time when personally delivered or mailed at any general or branch United States Post Office enclosed in a post paid envelope and addressed to the address of the respective party stated below or to such changed address as such party may have fixed by notice.

        To the Companies :  TrustCo Bank Corp NY
                            Trustco Bank New York
                            192 Erie Boulevard
                            Schenectady, NY  12305-1808

        To the Executive :  Robert T. Cushing
                            6 Carriage Hill Drive
                            Latham, NY  12211

   Provided, however, that any notice of change of address shall be effective only upon receipt.

   22. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

   23. Governing Law. This Agreement shall be governed by the laws of the State of New York.

   24. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.
   IN WITNESS WHEREOF, the parties hereto have executed this Agreement on June 21, 1994.



                              TRUSTCO BANK CORP NY

ATTEST:                       By:/s/Robert M. Mccormick
/s/William F. Terry              President and Chief Executive
Secretary                        Officer
"Company"



                              TRUSTCO BANK NEW YORK

ATTEST:                       By:/s/Robert M. McCormick
/s/William F. Terry              President and Chief Executive
Secretary                        Officer
  "Bank"



                              /s/Robert T. Cushing
                              Robert T. Cushing

    Schedule A to Agreement among Companies and Robert T. Cushing

Calendar Year         Annual Salary       Approval of Companies
     1994             $230,000.00         /s/Robert A. McCormick
     1995             $240,000.00         /s/Robert A. McCormick






                                TRUSTCO BANK CORP NY

                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                TRUSTCO BANK NEW YORK

                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                AGREEMENT OF EXECUTIVE

                                /s/Robert T. Cushing
                                 Robert T. Cushing










                            AMENDMENT NO. 1
                                  TO
                   EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK NEW YORK AND
                      TRUSTCO BANK CORP NY AND
                         ROBERT T. CUSHING


      WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Robert T. Cushing (herein referred to as the "Executive"); and
      WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
      WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
      NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.

IN WITNESS WHEREOF, the Company has caused this Amendment No. 1 to be executed this 14th day of February, 1995.


TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick            By:/s/Robert A. McCormick
Title:President and CEO              Title:President and CEO


/s/Robert T. Cushing
Robert T. Cushing





                                                   Exhibit 10(d)
                 RESTATED EMPLOYMENT AGREEMENT

                                   among

                           TRUSTCO BANK NEW YORK

                                    and

                           TRUSTCO BANK CORP NY

                                    and

                             NANCY A. McNAMARA

                       RESTATED EMPLOYMENT AGREEMENT



      WHEREAS, Trustco Bank New York (the "Bank"), a New York banking corporation, and TrustCo Bank Corp NY (the "Company"), a New York business corporation (herein referred to collectively as the "Companies") entered into an Employment Agreement dated July 15, 1992 (herein referred to as the "Agreement") with Nancy A. McNamara (herein referred to as the "Executive"); and

      WHEREAS, the Companies and the Executive desire to amend and restate the Agreement in its entirety effective as of June
21, 1994;

      NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety effective June 21, 1994, so that it shall read as follows:

     Engagement. The Companies agree to engage the Executive and the executive agrees to serve the Companies as an Executive.

1. Term. The term of this Agreement shall commence on July 15, 1992 and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

2. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

3. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

4. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

(a) The Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

                                (b)   Upon termination of the
Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and her spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for her life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph (b) shall survive the termination of this Agreement.

6.  Termination of Employment.

(a) If there shall be a Termination (as defined in Paragraph 8 hereof) of the Executive from the Companies within two (2) years after a change in control of either Company, for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon her Termination with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of her duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

(b) A "change in control" of either Company means any of the following events: (i) any individual, corporation (other than either Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either Company possessing twenty percent (20%) or more of the voting power for the election of directors of either Company; (ii) there shall be consummated any consolidation, merger or other business combination involving either Company or the securities of either Company in which holders of voting securities of either Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either Company (or, if either Company does not survive such transaction, voting securities of the corporation or corporations surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of either Company (or such other surviving corporation or corporations); (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by either Company's shareholders, of each new director of either Company was approved by a vote of at least two-thirds of the directors of the applicable Company then still in office who were directors of such Company at the beginning of any such period; (iv) removal by the stockholders of all or any of the incumbent directors of either Company other than a removal for cause; and (v) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either Company (on a consolidated basis) to a party which is not controlled by or under common control with the Companies.

(c) Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Paragraph 11 hereof.

7. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, executive incentive compensation, disability, death, retirement, pension or profit sharing benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), responsibilities or duties, or
(ii) either Companies' relocation or a change in the Executive's base location, or (iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

8. Termination Benefits. The following benefits shall be Termination Benefits:

(a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of her Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

(b)The Companies shall pay to the Executive within ten (10) days of Termination a lump sum amount equal to two (2) times the Executive's Annual Base Salary then in effect, and in addition

(c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

(d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

(e) The Companies shall provide the Executive, for one year following her Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to her Termination, and in addition

(f) In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of (i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local income taxes and Excise Tax upon the payment provided for in this subparagraph (f), shall be equal to the Termination Benefits.
For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local income taxes shall be determined based upon the state and locality of the Executive's domicile on Termination. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.

9. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

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

To the Companies:
                                TrustCo Bank Corp NY
                                Trustco Bank New York
                                192 Erie Boulevard
                                Schenectady, NY  12305-1808

To the Executive:               Nancy A. McNamara
                                26 Berkshire Drive West
                                Clifton Park, NY  12065

    Provided, however, that any notice of change of address shall be effective only upon receipt.

11. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

12. Governing Law. This Agreement shall be governed by the laws of the State of New York.

13. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

    IN WITNESS WHEREOF, the parties hereto have executed this Restated Agreement on June 21, 1994.




                                 TRUSTCO BANK CORP NY

ATTEST:                         By:/s/Robert A. McCormick
                                President and Chief Executive
/s/William F. Terry             Officer                 "Company"
Secretary



                                TRUSTCO BANK NEW YORK
ATTEST:                         By:/s/Robert A. McCormick
                               President and Chief Executive
/s/William F. Terry             Officer                   "Bank"
Secretary



                                     /s/Nancy A. McNamara
                                      Nancy A. McNamara



    Schedule A to Agreement among Companies and Nancy A. Mcnamara

Calendar Year         Annual Salary      Approval of Companies

     1992             $160,000.00        /s/Robert A. McCormick
     1993              200,000.00        /s/Robert A. McCormick
     1994              230,000.00        /s/Robert A. McCormick
     1995              240,000.00        /s/Robert A. McCormick


                                   TRUSTCO BANK CORP NY

                                    By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                   TRUSTCO BANK NEW YORK


                                    By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer




                                 AGREEMENT OF EXECUTIVE
                                 /s/Nancy A. McNamara
                                    Nancy A. McNamara




                              AMENDMENT NO. 1
                                    TO
                       EMPLOYMENT AGREEMENT BETWEEN
                         TRUSTCO BANK NEW YORK AND
                         TRUSTCO BANK CORP NY AND
                             NANCY A. McNAMARA


     WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Nancy A. McNamara (herein referred to as the "Executive"); and
WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
     WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
     NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.
     IN WITNESS WHEREOF, the Company has caused this Amendment No. 1 to be executed this 14th day of February, 1995.
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By: /s/Robert A. McCormick            By:/s/Robert A. McCormick
Title: President and CEO           Title: President and CEO

                                        /s/Nancy A. McNamara
                                          Nancy A. McNamara




                                                 Exhibit 10(e)





                    RESTATED EMPLOYMENT AGREEMENT

                                   among

                           TRUSTCO BANK NEW YORK

                                    and

                           TRUSTCO BANK CORP NY

                                    and

                             WILLIAM F. TERRY

                       RESTATED EMPLOYMENT AGREEMENT



     WHEREAS, Trustco Bank New York (the "Bank"), a New York banking corporation, and TrustCo Bank Corp NY (the "Company"), a New York business corporation (herein referred to collectively as the "Companies") entered into an Employment Agreement dated July 15, 1992 (herein referred to as the "Agreement") with William F. Terry (herein referred to as the "Executive"); and

     WHEREAS, the Companies and the Executive desire to amend and restate the Agreement in its entirety effective as of June 21, 1994;

     NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety effective June 21, 1994, so that it shall read as follows:

          Engagement. The Companies agree to engage the Executive and the executive agrees to serve the Companies as an Executive.

     1. Term. The term of this Agreement shall commence on July 15, 1992 and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

     2. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

     3. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

     4. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

     5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

          (a) The Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

          (b) Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph (b) shall survive the termination of this Agreement.

     6.   Termination of Employment.

          (a) If there shall be a Termination (as defined in Paragraph 8 hereof) of the Executive from the Companies within two (2) years after a change in control of either Company, for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

          (b) A "change in control" of either Company means any of the following events: (i) any individual, corporation (other than either Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either Company possessing twenty percent (20%) or more of the voting power for the election of directors of either Company; (ii) there shall be consummated any consolidation, merger or other business combination involving either Company or the securities of either Company in which holders of voting securities of either Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either Company (or, if either Company does not survive such transaction, voting securities of the corporation or corporations surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of either Company (or such other surviving corporation or corporations); (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by either Company's shareholders, of each new director of either Company was approved by a vote of at least two- thirds of the directors of the applicable Company then still in office who were directors of such Company at the beginning of any such period; (iv) removal by the stockholders of all or any of the incumbent directors of either Company other than a removal for cause; and (v) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either Company (on a consolidated basis) to a party which is not controlled by or under common control with the Companies.

          (c) Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Paragraph 11 hereof.

     7. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, executive incentive compensation, disability, death, retirement, pension or profit sharing benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

     8. Termination Benefits. The following benefits shall be Termination Benefits:

          (a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

          (b) The Companies shall pay to the Executive within ten (10) days of Termination a lump sum amount equal to two (2) times the Executive's Annual Base Salary then in effect, and in addition

          (c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

          (d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

          (e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life
Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination, and in addition

          (f) In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of
(i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local income taxes and Excise Tax upon the payment provided for in this subparagraph (f), shall be equal to the Termination Benefits. For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local income taxes shall be determined based upon the state and locality of the Executive's domicile on Termination. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.

     9. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

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

          To the Companies:   TrustCo Bank Corp NY
                              Trustco Bank New York
                              192 Erie Boulevard
                              Schenectady, NY  12305-1808

          To the Executive:   William F. Terry
                              29 St. Agnes Lane
                              Loudonville, NY  12211

     Provided, however, that any notice of change of address shall be effective only upon receipt.

     11. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

     12. Governing Law. This Agreement shall be governed by the laws of the State of New York.

     13. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Restated Agreement on June 21, 1994.



                              TRUSTCO BANK CORP NY



ATTEST:                       By:/s/Robert A. McCormick
                                 President and Chief Executive
/s/William F. Terry              Officer             "Company"
Secretary


                              TRUSTCO BANK NEW YORK



ATTEST:                       By:/s/Robert A. McCormick
                                 President and Chief Executive
/s/William F. Terry              Officer             "Bank"
Secretary


                              /s/William F. Terry
                              William F. Terry

     Schedule A to Agreement among Companies and William F. Terry

Calendar Year         Annual Salary     Approval of Companies

     1992             $160,000.00       /s/Robert A. McCormick
     1993              200,000.00       /s/Robert A. McCormick
     1994              230,000.00       /s/Robert A. McCormick
     1995              240,000.00       /s/Robert A. McCormick



                                TRUSTCO BANK CORP NY



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                TRUSTCO BANK NEW YORK



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                AGREEMENT OF EXECUTIVE


                                /s/William F. Terry
                                William F. Terry








                              AMENDMENT NO. 1
                                    TO
                       EMPLOYMENT AGREEMENT BETWEEN
                         TRUSTCO BANK NEW YORK AND
                         TRUSTCO BANK CORP NY AND
                             WILLIAM F. TERRY


     WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with William F. Terry (herein referred to as the "Executive"); and
     WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
     WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
     NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.
     IN WITNESS WHEREOF, the Company has caused this Amendment No. 1 to be executed this 14th day of February, 1995.
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick       By:/s/Robert A. McCormick
Title: President and CEO        Title: President and CEO

                                /s/William F. Terry
                                William F. Terry





                                                   Exhibit 10(f)










                   RESTATED EMPLOYMENT AGREEMENT

                                   among

                           TRUSTCO BANK NEW YORK

                                    and

                           TRUSTCO BANK CORP NY

                                    and

                             RALPH A. PIDGEON

                       RESTATED EMPLOYMENT AGREEMENT



     WHEREAS, Trustco Bank New York (the "Bank"), a New York banking corporation, and TrustCo Bank Corp NY (the "Company"), a New York business corporation (herein referred to collectively as the "Companies") entered into an Employment Agreement dated July 15, 1992 (herein referred to as the "Agreement") with Ralph A. Pidgeon (herein referred to as the "Executive"); and

     WHEREAS, the Companies and the Executive desire to amend and restate the Agreement in its entirety effective as of June 21, 1994;

     NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety effective June 21, 1994, so that it shall read as follows:

Engagement. The Companies agree to engage the Executive and the executive agrees to serve the Companies as an Executive.

     1. Term. The term of this Agreement shall commence on July 15, 1992 and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

     2. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Paragraph 9 hereof, in the event of a Termination, as defined in Paragraph 8 hereof.

     3. Service. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Bank. The Executive shall perform all the services and duties necessary or appropriate for the management of the Bank's businesses, subject to the general direction, approval, and control of the Chief Executive Officer and his designees.

     4. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to be the Executive's Annual Base Salary. Commencing January 1, 1992, Executive shall be paid by the Companies, the Annual Base Salary established on Schedule A attached hereto (which base salary shall be paid in bi-weekly installments). Thereafter, Annual Base Salary shall continue at such level or such other level as may have been agreed to among the parties and evidenced as provided in this Paragraph, until renegotiated among the parties hereto and either confirmed in a writing signed by either the Chief Executive Officer of or a member of the Board of Directors of the Companies, or endorsed on Schedule A and signed by either the Chief Executive Officer of or by a member of the Board of Directors of the Companies.

     5. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

     (a) The Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

     (b) Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. The Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph (b) shall survive the termination of this Agreement.

     6.  Termination of Employment.

     (a) If there shall be a Termination (as defined in Paragraph 8 hereof) of the Executive from the Companies within two (2) years after a change in control of either Company, for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.

     (b) A "change in control" of either Company means any of the following events: (i) any individual, corporation (other than either Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either Company possessing twenty percent (20%) or more of the voting power for the election of directors of either Company; (ii) there shall be consummated any consolidation, merger or other business combination involving either Company or the securities of either Company in which holders of voting securities of either Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either Company (or, if either Company does not survive such transaction, voting securities of the corporation or corporations surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of either Company (or such other surviving corporation or corporations); (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by either Company's shareholders, of each new director of either Company was approved by a vote of at least two-thirds of the directors of the applicable Company then still in office who were directors of such Company at the beginning of any such period; (iv) removal by the stockholders of all or any of the incumbent directors of either Company other than a removal for cause; and (v) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either Company (on a consolidated basis) to a party which is not controlled by or under common control with the Companies.

     (c) Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Paragraph 11 hereof.

     7. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, executive incentive compensation, disability, death, retirement, pension or profit sharing benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a Nonrenewal Notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

     8. Termination Benefits. The following benefits shall be Termination Benefits:

     (a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

     (b)   The Companies shall pay to the Executive within ten
(10) days of Termination a lump sum amount equal to two (2) times the Executive's Annual Base Salary then in effect, and in addition

      (c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

     (d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

     (e) The Companies shall provide the Executive, for one year following his Termination, Health Insurance and Group Life Insurance benefits substantially similar to those the Executive was receiving immediately prior to his Termination, and in addition

     (f) In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of
(i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local income taxes and Excise Tax upon the payment provided for in this subparagraph (f), shall be equal to the Termination Benefits. For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local income taxes shall be determined based upon the state and locality of the Executive's domicile on Termination. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.

     9. Indemnity. The Companies shall indemnify the Executive and hold Executive harmless for any acts or decisions made by Executive in good faith while performing services for either of the Companies and shall use their best efforts to obtain coverage for Executive under any insurance policy now in force or hereinafter obtained during the term of this Agreement covering the other officers and directors of the Companies against lawsuits. The Companies will pay all expenses, including attorney's fees, actually and necessarily incurred by the Executive in connection with any appeal thereon including the cost of court settlements.

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

To the Companies:    TrustCo Bank Corp NY
                     Trustco Bank New York
                     192 Erie Boulevard
                     Schenectady, NY  12305-1808

To the Executive:    Ralph A. Pidgeon
                     925 Marion Avenue
                     Schenectady, NY  12303

     Provided, however, that any notice of change of address shall be effective only upon receipt.

     11. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the Companies, their successors and assigns, including without limitation, any person or entity which may acquire all or substantially all of either Company's assets or business or into which either Company may be consolidated or merged, and the Executive, as well as Executive's heirs, executors, administrators and legal representatives. The Executive may assign the right to payment under this Agreement, but not obligations under this Agreement.

     12. Governing Law. This Agreement shall be governed by the laws of the State of New York.

     13. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Restated Agreement on June 21, 1994.



                                    TRUSTCO BANK CORP NY



ATTEST:
                                  By:/s/Robert A. McCormick
                                  President and Chief  Executive
/s/William F. Terry             Officer                "Company"
Secretary



                                   TRUSTCO BANK NEW YORK



ATTEST:                        By:/s/Robert A. McCormick
                              President and Chief Executive
/s/William F. Terry          Officer                     "Bank"
Secretary



                               /s/Ralph A. Pidgeon
                                Ralph A. Pidgeon


     Schedule A to Agreement among Companies and Ralph A. Pidgeon

Calendar Year         Annual Salary      Approval of Companies

     1992             $160,000.00        /s/Robert A. McCormick
     1993              200,000.00        /s/Robert A. McCormick
     1994              230,000.00        /s/Robert A. McCormick
     1995              240,000.00        /s/Robert A. McCormick


                                TRUSTCO BANK CORP NY



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                TRUSTCO BANK NEW YORK



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                AGREEMENT OF EXECUTIVE


                                /s/Ralph A. Pidgeon
                                Ralph A. Pidgeon










                              AMENDMENT NO. 1
                                    TO
                       EMPLOYMENT AGREEMENT BETWEEN
                         TRUSTCO BANK NEW YORK AND
                         TRUSTCO BANK CORP NY AND
                             RALPH A. PIDGEON

      WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Ralph A. Pidgeon (herein referred to as the "Executive"); and
      WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
      WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
      NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.
      IN WITNESS WHEREOF, the Company has caused this Amendment No. 1 to be executed this 14th day of February, 1995.
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick       By:/s/Robert A. McCormick
Title:President and CEO         Title: President and CEO

                                /s/Ralph A. Pidgeon
                                Ralph A. Pidgeon



                                                   Exhibit 10(g)










                       EMPLOYMENT AGREEMENT

                                  between

                           TRUSTCO BANK NEW YORK

                                    and

                           TRUSTCO BANK CORP NY

                                    and

                             Peter A. Zakriski

                           EMPLOYMENT AGREEMENT



      AGREEMENT, dated as of July 15, 1992, (the Agreement ), by and between Trustco Bank New York (the "Bank"), a New York banking corporation, and TrustCo Bank Corp NY (the "Company"), a New York business corporation (hereinafter referred to collectively as the "Companies"), with principal offices at 320 State Street, Schenectady, New York and Peter A. Zakriski ( the Executive ), residing at 86 St. Stephen's Lane West, Scotia, New York 12302.

      1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

      2. Term. The term of this Agreement shall commence on the date first above written and shall continue until December 31, 1992. Beginning on January 1, 1993, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 65 years or the then mandatory retirement age in effect, whichever shall be greater.

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

      7. Termination of Employment. If there shall be a Termination (as hereinafter defined) of the Executive for any reason other than for good cause, death, retirement at the mandatory retirement age, or disability, the Executive shall receive upon his Termination with either of the Companies, the Termination Benefits set forth herein. The Executive's Termination for good cause shall be limited to the Executive's having committed an act of fraud, embezzlement, or theft, constituting a felony or any act intentionally against either of the Companies which causes either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement.


      8. Termination. Termination shall include, but is not limited to, (i) any reduction in the Executive's Annual Base Salary, retirement other than at the mandatory retirement age, executive incentive compensation, pension or profit sharing benefits, (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), responsibilities or duties, or (ii) either Companies' relocation or a change in the Executive's base location, or (iii) a nonrenewal notice given pursuant to Paragraph 2 of this Agreement, or (iv) the unilateral election of the Executive to terminate the Agreement. Such election shall be communicated to the Companies pursuant to Paragraph 11 hereof.

      9. Termination Benefits. The following benefits shall be Termination Benefits:

      (a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his termination at the rate in effect at the time notice of termination is given or at the time of Termination, if earlier, and in addition


      (b) The Companies shall pay to the Executive within ten
(10) days of Termination an additional lump sum amount equal to that Executive's Annual Base Salary then in effect, and in addition

      (c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and profit sharing plans, and in addition

      (d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

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

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 15th Day of July, 1992


                                    TRUSTCO BANK CORP NY

                                 By:/s/Robert A. McCormick
                                President and Chief Executive
                                 Officer        "Company"


                                   TRUSTCO BANK NEW YORK

ATTEST:                            By:/s/Robert A. McCormick
                                   President and Chief Executive
/s/William F. Terry                Officer               "Bank"
Secretary



                                   /s/Peter A. Zakriski
                                  Peter A. Zakriski


    Schedule A to Agreement among Companies and Peter A. Zakriski

Calendar Year         Annual Salary       Approval of Companies

     1992             $110,000.00         /s/Robert A. McCormick
     1993              115,000.00         /s/Robert A. McCormick
     1994              120,000.00         /s/Robert A. McCormick
     1995              125,000.00         /s/Robert A. McCormick


                                TRUSTCO BANK CORP NY



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                TRUSTCO BANK NEW YORK



                                By:/s/Robert A. McCormick
                                   President and Chief Executive
                                   Officer


                                AGREEMENT OF EXECUTIVE


                                /s/Peter A. Zakriski
                                Peter A. Zakriski









                              AMENDMENT NO. 1
                                    TO
                       EMPLOYMENT AGREEMENT BETWEEN
                         TRUSTCO BANK NEW YORK AND
                         TRUSTCO BANK CORP NY AND
                             PETER A. ZAKRISKI


      WHEREAS, Trustco Bank New York and Trustco Bank Corp NY
(herein referred to as the companies ) entered into an Employment Agreement dated as of July 15, 1992, (herein referred to as the Agreement ); with Peter A. Zakriski (herein referred to as the Executive ); and

      WHEREAS, the Companies and the Executive desire to amend the Agreement, effective as of November 16, 1993;

      NOW, THEREFORE, the Agreement is hereby amended effective
June 21, 1993 in the following respect:

      Section 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

       6. Retirement, Pension and Profit Sharing. As further compensation for the services of the Executive:

      a. The Executive shall be eligible to participate fully in any retirement, executive incentive compensation, pension or profit sharing plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and,

      b. Upon termination of the Executive's employment due to retirement or disability (both as defined in the Retirement Plan of Trustco Bank New York), the Companies shall provide to the Executive and his spouse, for the life of the Executive, the health insurance benefits provided to retirees by the Companies under their medical insurance plan. the Companies shall provide to the Executive for his life the life insurance benefits provided to retirees by the Companies under their life insurance plan. The obligations of the Companies pursuant to this subparagraph b. shall survive the termination of this Agreement.


      IN WITNESS WHEREOF, the Companies and the Executive have executed this Amendment No. 1 this 16 day of November, 1993.

TRUSTCO BANK NEW York                   TRUSTCO BANK NY
By:/s/Robert A. McCormick               By:/s/Robert A. McCormick

                                        /s/Peter A. Zakriski
                                        Peter A. Zakriski





                          AMENDMENT NO. 2
                                TO
                   EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK NEW YORK AND
                      TRUSTCO BANK CORP NY AND
                        PETER A. ZAKRISKI

      WHEREAS, Trustco Bank New York (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Peter A. Zakriski (herein referred to as the "Executive"); and
      WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
      WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement to reflect the name change;
      NOW, THEREFORE, effective February 1, 1995, the Agreement is hereby amended by changing "Trustco Bank New York" to "Trustco Bank, National Association" in each place where it appears therein.
      IN WITNESS WHEREOF, the Company has caused this Amendment No. 2 to be executed this 14th day of February, 1995.
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick       By:/s/Robert A. McCormick
Title:President and CEO         Title: President and CEO

                                /s/Peter A. Zakriski
                                Peter A. Zakriski









                                              Exhibit 10(h)
                                 RESTATED

                         1985 TRUSTCO BANK CORP NY

                             STOCK OPTION PLAN


      WHEREAS, TrustCo Bank Corp NY (the "Company") established the 1985 TrustCo Bank Corp NY Stock Option Plan (the "Plan"); and

      WHEREAS, the Company desires to amend said Plan effective as of July 1, 1994, and to restate the Plan in its entirety;

      NOW, THEREFORE, the Company does hereby amend the Plan effective July 1, 1994, and restates the Plan in its entirety so that it will read as follows:

SECTION 1:                      PURPOSE

      This 1985 Stock Option Plan (the "Plan") has been established by TrustCo Bank Corp NY (the "Company") to advance the interests of the Company and its stockholders by providing to certain key employees an opportunity to acquire equity ownership in the Company and the incentive advantages inherent in that equity ownership.

SECTION 2:                  DEFINITIONS

      When capitalized and used in this Plan, each of the following terms or phrases has the indicated meaning, unless a different meaning is clearly implied by the content:

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

"Eligible Employee"
means any executive or other key managerial employee of the Company or any Participating Subsidiary who has been designated by the Board as eligible to participate in the Plan and who is a full-time, salaried employee of the Company or any Participating Subsidiary, provided he is so employed at the date any Stock Option is granted to him.

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

"Incentive Stock Option"
means an option granted to a Participant under this Plan to purchase the Company's Stock, which is designated as an Incentive Stock Option and which satisfies the requirements of Code ?422, as amended.

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

"Participating Subsidiary"
means a Subsidiary some or all of whose employees have been designated as Eligible Employees by the Board.
"Plan"means the Restated 1985 TrustCo Bank Corp NY Stock Option
Plan as embodied in this document including all amendments to this document made from time to time.

"Shareholder-Employee"
means any Eligible Employee who at the time an Incentive Stock Option is to be granted to him under this Plan owns (within the meaning of Code Section 422(b)(6) and (c)(5)) more than 10 percent of the combined voting power of all classes of the Company's Stock or of its parent or subsidiary companies (if any).

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

SECTION 6:             SHARES SUBJECT TO THE PLAN

The total number of shares available for grants of Stock Options under this Plan is 428,703, subject to the adjustments under
Section 9. If a Stock Option or a portion thereof expires or terminates for any reason without being exercised in full, the unpurchased shares covered by the Option are to be available for future Stock Option grants under this Agreement.

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

Incentive Stock Options may be granted to any Eligible Employee, at the time(s) and upon such terms and condition as may be selected by the Committee, subject, nevertheless to the following:

      1. With respect to Incentive Stock Options granted prior to January 1, 1987, the aggregate Fair Market Value (as of the date the Incentive Stock Option is granted) of the Stock subject to Incentive Stock Options granted to any Eligible Employee during one calendar year (under this Plan and all other plans of the Company and its Subsidiaries providing "incentive stock options" within the meaning of Code Section 422A(b)) shall not exceed the sum of: (i) $100,000; and (ii) the amount of any "unused limit carryover" which may be taken into account for that calendar year with respect to that Eligible Employee under Code
Section 422(A)(c)(4).

      2. With respect to Incentive Stock Options granted after December 31, 1986, the aggregate fair market value, determined at the time the Incentive Stock Option is granted, of the shares with respect to which Incentive Stock Options are exercisable for the first time by an Eligible Employee during any calendar year (under all stock option plans of the Company and its Subsidiaries to which the provisions of
Section 422 of the Code apply) shall not exceed $100,000.

      3. The grant shall be evidenced by an Option Agreement between the Company and the Eligible Employee containing any terms and conditions specified by the Committee, except that those terms and conditions must conform with Section 8 and must be consistent with the requirements for an "incentive stock option" as described in Code Section 422(b).

SECTION 8:                      TERMS OF OPTIONS AGREEMENT

All Option Agreements issued under this Plan must include terms that are consistent with the following:

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

3. (i) The Option may not be exercisable after the earlier of the following dates:

          (a)                   If the Participant is not a
Shareholder-- Employee at the date of grant or the Option is not an Incentive Stock Option, the date 10 years after the date of grant;

          (b)                   If the Participant is a
Shareholder- Employee at the date of grant and the Option is an Incentive Stock Option, the date 5 years after the date of grant;

          (c)                   If the Participant's employment
terminates for reasons other than his death or Disability or retirement, the date three months after the date his employment terminates.

          (d)                   If the Participant terminates
employment as a result of Disability or retirement, the date described in Item 3(i)(a) or 3(i)(b), whichever is applicable.

          (e)                   If the Participant dies, the date
prescribed by the Committee, except that no Option shall be exercisable after the date described in Item 3(i)(a) or 3(ii)(b) of Section 8, whichever is applicable.

(f) If the Option is an Incentive Stock Option and the Participant's employment terminates due to Disability or retirement, the tax treatment available pursuant to Code Section 422 upon the exercise of an Incentive Stock Option will not be available to a Participant who exercises any Incentive Stock Option more than (a) three months after the date of the termination of employment due to retirement or (b) twelve months after the date of termination of employment due to Disability.
If the Option is an Incentive Stock Option and the Participant dies, the tax treatment available pursuant to Code Section 422 upon the exercise of an Incentive Stock Option will not be available to the Participant's estate or any person who acquires the Option by bequest or inheritance or by reason of the death of the Participant unless the Participant was eligible for such tax treatment at the time of his death.

Notwithstanding the foregoing, the committee, in its discretion, may further limit the period during which all or any portion of a Stock Option may be exercised and may accelerate the time at which an Option maybe exercised.

4. Acceleration and the immediate right to exercise options in full will occur if any one or more the following takes place:

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

5. The Stock Option(s) and any related Stock Appreciation Rights may be exercised during such Participant's lifetime, only by the Participant and, after his death, only by his heirs legatees or personal representatives who succeed to his interest under the Option Agreement. The Option Agreement, the Stock Options and the Stock Appreciation Rights issued under this Plan shall not be transferable by the Participant other than by will or by the laws of descent and distribution; provided, however, in addition to non-transferable Stock Options, the Committee may grant Nonqualified Stock Options that are transferable, without payment of consideration, to (i) revocable trusts for the benefit of immediate family members which qualify as grantor trusts for Federal income tax purposes, (ii) by gift to immediate family members, and (iii) to partnerships whose only partners are immediate family members. The Committee may also amend outstanding Nonqualified Stock Options to provide for such transferability. Notwithstanding the foregoing, in the event that a transferable Nonqualified Stock Option is transferred as permitted herein, such Nonqualified Stock Option(s) may be exercised by such transferee. The transferee of a transferable Nonqualified Stock Option is subject to all conditions applicable to the transferable Nonqualified Stock Option prior to its transfer.

6. Notwithstanding anything else to the contrary, no Incentive Stock Option may be exercised while there is outstanding (within the meaning of former Code Section 422(c)(7)) any "incentive stock option" (within the meaning of former Code Section 422(b)) to purchase stock of the Company or any Subsidiary which was granted to the Participant prior to the grant of the Option sought to be exercised. The provisions of this Item 6 shall apply only to Incentive Stock Options granted prior to January 1, 1987.

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

9. The acceleration provisions of Section 8, Items 4 and 10 of the Plan shall override restrictions contained in Section 8, Item
8.

10. As to each Option granted a Participant since November 19, 1985, if the Participant's employment terminates by his death, Disability or retirement, the exercise of each such Option shall accelerate and become exercisable in full upon such termination, and shall remain exercisable throughout the period permitted for exercise as described in Item 3 of this Section 8.

11. If a Participant dies during the period which he or she could have exercised an Option under Item 3 of Section 8 of the Plan, then the Option may be exercised by the executors or administrators of the Participant's estate, or by any person or persons who may have acquired the Option, directly from the Participant by bequest or inheritance within a period prescribed by the Committee after the Participant's death, except that no Option shall be exercisable after its expiration date as defined in Item 3(i) or 3(ii) of Section 8, whichever is applicable.

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

IN WITNESS WHEREOF, the Company has caused this Plan to be executed on this 18th day of October, 1994.



TRUSTCO BANK CORP NY


By:  /s/ William F. Terry

Title:   Secretary










                                                 Exhibit 11
                     TRUSTCO BANK CORP NY

                       1994 FORM 10-K

       Computation of Net Income Per Common Share


Year Ended December 31


                1994               1993             1992
Net Income    $22,888,000      $20,325,000     $17,503,000
Weighted Daily
 average number
 of common
 shares
 outstanding  14,886,000       14,803,000        14,606,000
Net Income
Per Common
 Share        $1.54               $1.37            $1.20

              ======            ======            ======


Note: Daily average shares outstanding for all years have been adjusted to reflect a 10% stock dividend in October 1994, the 2 for 1 stock split in November 1993, and the 5 for 4 stock split in November 1992.


                                      Exhibit 13
Presidents Message

Dear Shareholder:

     The good news is 1994 was another record year at TrustCo. The bad news is a significant segment of the banking industry is encountering difficulty in the area of interest rate hedging or "derivatives." TrustCo has no derivative exposure and our policy of "plain vanilla" in the management of our Company appears to have carried us through unscathed once again. We are grateful to our staff and Board of Directors for their continuing enthusiasm and support.
     During 1994, shareholder values continued in the right direction with net income at $22.9 million, up a significant
13% over 1993. TrustCo's most important ratio, return on shareholders' equity, was 17.01%, up from 16.18% in 1993. We are committed to insuring that return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five year ROE was 16.78% and we plan an increase to 18% for the current fiscal year.
     During 1994, we increased our cash dividend by 10% and then issued a 10% stock dividend maintaining the increased cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 21%. The quarterly cash dividend has increased at a 25% compound annual rate over the last five years, a major accomplishment. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we would recommend steps to the Board to correct that situation. These steps could include special dividends, stock buy back, or any other measures that would return excess capital to TrustCo's owners.
     Daniel J. Rourke, M.D., retired from the Bank and Holding Company boards during 1994. We thank Dan for his many contributions over the years and wish him well in his retirement. I think it appropriate to thank all our Board members for their continued guidance throughout the year. We note with sorrow the passing of Herman R. Hill, Honorary Director, who served the Board with distinction for many years.
     Senior staff additions during 1994 include Robert T. Cushing, appointed Senior Vice President and Chief Financial Officer about mid-year. Bob managed the banking practice at KPMG Peat Marwick for many years and adds an important level of experience to our senior management ranks. Henry C. Collins was appointed Vice President & General Counsel and Carroll E. Winch was named Administrative Vice President and Senior Trust Officer. These additions should add significant strength to our senior management.
     The TrustCo branch expansion program continues and we anticipate opening three additional branches during 1995. Our plans call for two to three branch openings a year until we have filled the gaps in our market territory. The targeted upgrading continues with each branch receiving a major review and renovation at approximately seven year intervals.
     During 1994, we evaluated and discussed a number of acquisition opportunities. Unfortunately, our discussions were not successful. Our approach to acquisitions is quite simple we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise. We would prefer that the benefits of an acquisition be shared by all the owners of the emerging company, and that does make for difficult negotiations on occasion.
    Since its inception, Trustco Bank has been a New York State chartered institution regulated by the Federal Reserve Bank of New York and the New York State Banking Department. During the first quarter of 1995, we completed a change from our New York State charter to a national charter. We think changes in the industry suggest the most appropriate direction for the future is a national charter regulated by the Office of the Comptroller of the Currency.
    TrustCo's Affordable Housing Program, which was designed to assist with homeownership, continues to be a success in new markets. We consider this program a model for community reinvestment and one of the most effective in the State.
     Occasionally, TrustCo has been described as "boring" because we are able to avoid most industry difficulties. Well, 1994 was another boring year during which we were able to benefit all important constituencies -- the owners, employees, and community. We expect to be equally tiresome in 1995.
     1995 should provide income and growth success with emphasis continuing on the Home Equity Loan and Home Equity Credit Line products and our improved NOW account on the deposit side.
     Our Trust Department, which currently manages assets in excess of $630 million has ambitious expectations, and the impetus to move forward under new management.
     1995 and beyond should benefit from the solid performance of the superb employee team here at TrustCo. For 1994 the often quoted efficiency ratio for our Company was 41.82% at a time when most banking companies would like to see 60.00%. This level of performance efficiency will benefit us through reduced operating expense for years to come.
     Net interest margins are another interesting ongoing benefit. During 1994, we recognized $8,877,000 of security losses and still had record net income. We have always described security losses as the deferral of income into future periods. To dramatize that point, net interest margin for the month of December 1993 was 3.78%. In December 1994 TrustCo's net interest margin was 4.63% and accelerating. This year-to-year increase of 85 basis points provides dramatic pre-tax income opportunities for the future.
     The quality of the loan portfolio is excellent, and our reserve for loan loss has a coverage ratio 14 times non-performing loans, an important area of reserve.
     Community needs have expanded and TrustCo has responded appropriately. TrustCo has provided increased employee and management participation in charitable and community organizations, increased its corporate charitable contributions throughout the Capital District, and our Affordable Housing Program continues to grow.
     We have an enthusiastic view of TrustCo's future. It is the intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt almost immediately to any change the marketplace may bring.
     Though we are not certain what the banking environment of the future will be, we are sure the combination mentioned above and the enthusiastic commitment of the Board of Directors will ensure our continuing success in the years ahead.

Sincerely,


/s/ Robert A. McCormick

Robert A. McCormick,
President and Chief Executive Officer




Management's Discussion and Analysis of Operations

The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") during 1994 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1994 should be read in conjunction with this review. Certain amounts in years prior to 1994 have been reclassified to conform with the 1994 presentation.

Overview

TrustCo recorded net income of $22,888,000 or $1.54 per share for the year ended December 31, 1994, compared to $20,325,000 or $1.37 per share for the year ended December 31, 1993. This represents an increase of 13% in the full year earnings and a 12% increase in the per share results.

During 1994 TrustCo achieved:

* taxable equivalent net interest income of $81.1 million, an increase of almost 10% over 1993,

* a reserve coverage ratio of non-performing loans of 14 times. The reserves set aside for problem loans were 3.37% of loans at year end 1994, compared to 3.21% for 1993,

* an efficiency ratio of 41.82% for the year. Industry goals look for the attainment of a 60% efficiency ratio. TrustCo outperformed this ratio for both 1993 and 1994,

* an increase in the net interest margin from 4.04% in 1993 to 4.26% in 1994, the net interest margin for the fourth quarter of 1994 was 4.55%; and

* a dividend payout ratio of 64% of net income.

Net Interest Margin

1992         3.98%
1993         4.04%
1994         4.26%

MIX OF AVERAGE EARNING ASSETS
(dollars in thousands)
                                                                                                                        Components
                                                                                                                                of
                                                                                             % of                          Earning
                                                                                            Total                           Assets
                                                1994              1993        Change       Change      1994      1993         1992
Loans, net of unearned income             $1,110,859         1,021,984        88,875       131.0%      58.4      55.7         57.7
Trading securities                                --             1,731        (1,731)       (2.5)        --        .1           --
Securities available for sale:
  U.S. Treasuries and agencies               272,003           182,273        89,730       132.3       14.3       9.9          2.8
  Mortgage-backed securities                  36,119                --        36,119        53.2        1.9        --           --
  Other                                       29,015            10,160        18,855        27.8        1.5        .5           .4
  Total securities available for sale        337,137           192,433       144,704       213.3       17.7      10.4          3.2
Investment securities:
  U.S. Treasuries and agencies                98,380           274,398      (176,018)     (259.5)       5.2      15.0         19.7
  States and political subdivisions           27,120            32,615        (5,495)       (8.1)       1.4       1.8          3.1
  Mortgage-backed securities                 111,691           119,442        (7,751)      (11.4)       5.9       6.5          8.6
  Other                                       13,621            28,681       (15,060)      (22.2)        .7       1.6          1.2
  Total investment securities                250,812           455,136      (204,324)     (301.2)      13.2      24.9         32.6
Federal funds sold                           203,878           163,567        40,311        59.4       10.7       8.9          6.5
Total earning assets                      $1,902,686         1,834,851        67,835       100.0%     100.0     100.0        100.0

Asset/Liability Management

TrustCo's objectives in managing its balance sheet are to manage the sensitivity of net interest income to actual or potential changes in interest rates and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company has established guidelines for liquidity so as to maintain adequate levels in light of loan and deposit demands. TrustCo does not engage in any high risk investing activities nor does it invest in financial derivatives. The Company relies on traditional banking investment instruments and its large base of "core" deposits to help in asset/liability management.

Earning Assets

Average earning assets during 1994 were $1.9 billion, which is $68 million, or 4%, over the prior year. Increases in the balance of average earning assets is dependent on three factors:

* growth in funding sources (deposits and borrowings),

* movement of assets from non-earning to earning categories, and

* the internal generation of capital retained by the Company.

To account for the $68 million of growth in average earning assets, TrustCo increased the funding sources by $40 million, converted $20 million from non-earning asset categories, and retained $11 million in capital during 1994. A small amount of the growth in these areas was directed to a decrease of $4 million in various other liabilities.

The table, "Mix of Average Earning Assets" shows how the mix of the earning assets has changed over the last three years. While growth in earning assets is critical to improved profitability, changes to the mix of earning assets can also have a significant impact on profitability.

Loan portfolio
Average Balances
(dollars in thousands)
                                     1994                 1993                1992               1991                1990
                                Amount  Percent      Amount  Percent     Amount  Percent    Amount  Percent     Amount  Percent
Residential                   $650,178    58.4%    $550,906    53.8%   $503,272    49.8%  $274,696    43.6%   $168,118    37.3%
Commercial                     229,015     20.6     237,179     23.1    270,947     26.8   171,695     27.2    127,842     28.4
Home equity line of credit     203,623     18.3     200,811     19.6    183,424     18.2   133,721     21.2     97,478     21.7
Installment                     30,174      2.7      36,013      3.5     52,750      5.2    50,268      8.0     56,786     12.6
Total loans                  1,112,990   100.0%   1,024,909   100.0%  1,010,393   100.0%   630,380   100.0%    450,224   100.0%
Less: Unearned income            2,131                2,925               4,735              5,349               7,057
Allowance for loan losses       37,334               30,214              23,735             16,139              12,362
Net loans                   $1,073,525              991,770             981,923            608,892             430,805

Loans: Average total loans increased $88.1 million, or 8.6% during 1994. Net loans grew from 55.7% of average earning assets in 1993 to 58.4% of average earning assets in 1994. The steady growth of the loan portfolio as a component of its asset mix, as well as the continued high quality of the portfolio, have contributed significantly to the Company's superior operating results for 1994.

Loan products related to residential real estate continued to exhibit significant growth during 1994. Average residential mortgage loan outstandings rose $99.3 million, or 18.0%, during 1994. TrustCo also continued to experience success in the marketing of home equity loans and home equity credit lines during the year.

The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends enhances the quality of the loan portfolio. During 1994, management continued its established practice of retaining all new real estate loan originations in the Bank's portfolio rather than packaging them for sale in the secondary mortgage market.

Average commercial loan and commercial real estate loan outstandings were largely unchanged during 1994. New loan originations were slightly outpaced by amortizations and problem loan resolutions, a portfolio trend reflective of general economic uncertainty.

TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses within its market area with the necessity of maintaining a high quality loan portfolio. In accordance with these ideals, the Bank has consistently emphasized the origination of loans within its trade area. The portfolio contains no foreign loans, nor does it contain any concentrations of credit extended to any particular borrower or specific industry. The Bank's commercial portfolio is a reflection of the diversity found in the Capital Region's economy.

TrustCo continues to offer a full range of consumer credit products.
However, as has been the case in the recent past, the unfavorable tax treatment of installment loan interest curbed demand in 1994. In addition, the artificially low rates offered by other lenders have affected origination volume for the year.

During 1994, the Bank commenced a program to promote its credit card products. This program, which combined aggressive marketing and attractive pricing, resulted in significant growth in credit card receivables during 1994.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(in thousands)                                                      December 31, 1994
                                                            After 1 year
                                      In 1 year               but within             After
                                        or less                  5 years            5 years                Total
Commercial                             $129,089                   82,030             18,944              230,063
Real estate construction                 12,935                       --                 --               12,935
Total                                  $142,024                   82,030             18,944              242,998
Predetermined rates                    $  9,382                   67,362             18,944               95,688
Floating rates                          132,642                   14,668                 --              147,310
Total                                  $142,024                   82,030             18,944              242,998

Securities available for sale and investment securities: The Company adopted new accounting standards during 1994 for its securities portfolio. The Company has now identified securities available for sale and those securities that are for investment purposes and will be held to maturity. The following tables identify certain information related to these securities.

Securities available for sale and investment securities
(in thousands)                                                               As of December 31,

                                                      1994                        1993                         1992
                                               Book         Market          Book         Market          Book        Market
                                              Value          Value         Value          Value         Value         Value
Securities available for sale:
  U.S. Treasuries and agencies             $102,947        102,919       230,563        236,471       110,507       113,721
  Other                                      14,581         14,539        10,153         11,588        10,168        10,679
    Total securities available for sale    $117,528        117,458       240,716        248,059       120,675       124,400
Investment securities:
  U.S. Treasuries and agencies             $145,542        141,117       228,157        237,008       360,622       373,900
  States and political subdivisions          44,222         43,827        23,017         23,471        44,318        44,787
  Mortgage-backed securities                143,082        134,902       138,376        142,119       111,455       114,172
  Other                                      15,012         14,609        27,256         28,700        31,883        32,825
    Total investment securities            $347,858        334,455       416,806        431,298       548,278       565,684

Securities Available for Sale: During 1994, the portfolio of securities available for sale was actively managed by the Company to take full advantage of the increases in interest rates available during that time period. At December 31, 1994, securities available for sale amounted to $117.5 million compared to $240.7 million at year-end 1993. Near the end of 1994, TrustCo liquidated a large portion of the securities available for sale and reinvested the proceeds in federal funds sold, which ended the year at $263.0 million, or $114.0 million more than the balance at year-end 1993.

For 1994, the average balance of securities available for sale was $337.1 million, almost double the average amount for 1993. The average rates earned during 1994 were 6.30% compared to 7.07% in 1993. During 1994, certain of the high coupon securities in this portfolio at year-end 1993 were disposed of. As noted earlier, the portfolio of securities available for sale was actively managed during 1994. Consequently, $8.9 million of securities losses were recognized as compared to securities gains of $6.2 million in 1993. The objective of recognizing these losses was to insure that the resulting portfolio of earning assets took advantage of the higher yields that were in the marketplace at year-end 1994. Management's actions resulted in an average yield on the securities available for sale portfolio for the fourth quarter of 1994 of 6.93%, compared to 5.81% for the comparable fourth quarter period in 1993. Absent these actions, the average yield in the year-end 1994 portfolio would have been significantly less, thereby resulting in lower future earnings. Therefore, these actions are consistent with the longstanding Company philosophy of taking actions designed to insure the future growth of net income.

This portfolio is heavily weighted to U.S. Treasuries and Agency obligations because these issuers provide a consistent source of liquidity for the bonds and are readily accepted from a credit risk perspective.

TrustCo has never invested in derivative products, structured notes or in any other exotic investment vehicles. By actively managing a portfolio of high quality securities the objectives of asset/liability management and liquidity can be met, while at the same time producing a constant earnings stream that meets or exceeds rates offered in the marketplace.

Securities available for sale are recorded at their fair value with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. At year-end 1994, the market value of Trustco's portfolio of securities available for sale was 99.94% of the amortized cost basis, thereby demonstrating an ability to take full advantage of the top of the current interest rate market.

During 1994, approximately $213 million of securities available for sale were transferred to the held to maturity investment securities portfolio. At the time of the transfer, the amortized cost of the securities transferred approximated market value.

Investment Securities: This portfolio had a balance of $347.9 million at year-end 1994 compared to $416.8 million at year-end 1993. The average balance of investment securities during 1994 was $250.8 million and produced an average yield of 6.81%, compared to an average balance in 1993 of $455.1 million and a yield of 6.48%.

At year end 1994, 42% of the investment securities portfolio was invested in U.S. Treasuries and Agency issues, 41% was invested in mortgage-backed securities (all of which are agency guaranteed), 13% was in municipal securities and the remainder in other bonds. Therefore, virtually all of the investment securities portfolio is supported by some form of U.S. Government or subdivision guarantee. All securities in the portfolio are investment grade securities.

INVESTMENT PORTFOLIO MATURITY DISTRIBUTION AND YIELD
Securities available for sale:
(dollars in thousands)
                                                                                             As of December 31, 1994
                                                                                    Amortized         Market
                                                                                         Cost          Value          Yield
Within 1 year
U.S. Treasuries and agencies                                                        $    275              276          7.62%
Other                                                                                     --               --            --
  Total within 1 year                                                                    275              276          7.62
1 to 5 years
U.S. Treasuries and agencies                                                         102,672          102,643          7.77
Other                                                                                     25               25          5.50
  Total 1 to 5 years                                                                 102,697          102,668          7.77
5 to 10 years
U.S. Treasuries and agencies                                                              --               --            --
Other                                                                                    650              650          6.62
  Total 5 to 10 years                                                                    650              650          6.62
After 10 years
U.S. Treasuries and agencies                                                              --               --            --
Other                                                                                 13,906           13,864          6.06
  Total after 10 years                                                                13,906           13,864          6.06
Total
U.S. Treasuries and agencies                                                         102,947          102,919          7.77
Other                                                                                 14,581           14,539          6.08
  Total securities available for sale                                               $117,528          117,458          7.56%

Investment securities portfolio:
(dollars in thousands)                                                               As of December 31, 1994
                                                                              Book             Market
                                                                             Value              Value          Yield
Within 1 year
U.S. Treasuries and agencies                                              $     --                --              --
States and political subdivisions                                           12,458             12,462           4.35%
Mortgage-backed securities                                                      --                 --             --
Other                                                                           --                 --             --
  Total within 1 year                                                       12,458             12,462           4.35
1 to 5 years
U.S. Treasuries and agencies                                                19,949             19,011           6.39
States and political subdivisions                                           22,246             22,110           5.28
Mortgage-backed securities                                                   6,602              6,257           5.70
Other                                                                           --                 --             --
  Total 1 to 5 years                                                        48,797             47,378           5.79
5 to 10 years
U.S. Treasuries and agencies                                                84,945             81,793           7.49
States and political subdivisions                                            7,283              7,060           5.43
Mortgage-backed securities                                                  55,419             50,453           6.04
Other                                                                       15,012             14,609           7.85
  Total 5 to 10 years                                                      162,659            153,915           6.93
After 10 years
U.S. Treasuries and agencies                                                40,648             40,313           8.04
States and political subdivisions                                            2,235              2,195           5.67
Mortgage-backed securities                                                  81,061             78,192           7.65
Other                                                                           --                 --             --
  Total after 10 years                                                     123,944            120,700           7.74
Total
U.S. Treasuries and agencies                                               145,542            141,117           7.49
States and political subdivisions                                           44,222             43,827           5.06
Mortgage-backed securities                                                 143,082            134,902           6.93
Other                                                                       15,012             14,609           7.85
  Total investment securities                                             $347,858            334,455           6.97%

Average balances, yields and net interest margins
(dollars in thousands)                             1994                            1993                           1992
                                                 Interest                        Interest                       Interest
                                       Average    Income/  Average      Average   Income/  Average     Average   Income/  Average
                                       Balance    Expense    Rate       Balance   Expense    Rate      Balance   Expense   Rate
Assets
  Loans, net of unearned income      $1,110,859    94,432    8.50%   $1,021,984    87,559    8.57%  $1,005,658    93,532   9.30%
  Trading securities                         --        --      --         1,731        94    5.43           --        --     --
  Securities available for sale:
    U.S. Treasuries and agencies        272,003    17,142    6.30       182,273    12,797    7.02       48,660     3,671   7.54
    Other                                65,134     4,104    6.30        10,160       804    7.91        7,056       558   7.91
    Total securities available
      for sale                          337,137    21,246    6.30       192,433    13,601    7.07       55,716     4,229   7.59
  Investment securities:
    U.S. Treasuries and agencies         98,380     7,128    7.24       274,398    16,913    6.16      342,796    26,209   7.65
    States and political subdivisions    27,120     1,661    6.13        32,615     2,074    6.35       54,652     4,005   7.33
    Mortgage-backed securities          111,691     7,254    6.50       119,442     8,444    7.07      149,408    12,389   8.29
    Other                                13,621     1,036    7.61        28,681     2,071    7.23       21,969     1,639   7.46
    Total investment securities         250,812    17,079    6.81       455,136    29,502    6.48      568,825    44,242   7.78
  Federal funds sold                    203,878     9,058    4.44       163,567     4,912    3.00      113,429     3,811   3.36
    Total interest earning assets     1,902,686   141,815    7.45     1,834,851   135,668    7.39    1,743,628   145,814   8.36
  Allowance for loan losses             (37,334)                        (30,214)                       (23,735)
  Cash and non-interest
    earning assets                      129,145                         142,078                        132,287
    Total assets                     $1,994,497                       1,946,715                      1,852,180
Liabilities and shareholders' equity
  Time deposits:
    Regular savings & NOW accounts    $ 972,719    25,361    2.61%    $ 973,076    27,530    2.83%   $ 811,973    31,850   3.92%
    Other time deposits                 741,795    34,673    4.67       701,692    33,352    4.75      774,839    43,324   5.59
    Total time deposits               1,714,514    60,034    3.50     1,674,768    60,882    3.64    1,586,812    75,174   4.74
  Short-term borrowings                  18,129       461    2.54        17,447       380    2.18       25,520       757   2.97
  Long-term debt                          2,840       203    7.15         3,870       357    9.22        5,000       470   9.40
    Total interest-bearing
      liabilities                     1,735,483    60,698    3.50     1,696,085    61,619    3.63    1,617,332    76,401   4.72
  Demand deposits                        93,822                          92,763                         88,667
  Other liabilities                      28,215                          32,219                         29,943
  Shareholders' equity                  136,977                         125,648                        116,238
    Total liabilities and
      shareholders' equity           $1,994,497                      $1,946,715                     $1,852,180
Net interest income                                81,117                          74,049                         69,413
Net interest spread                                          3.95%                           3.76%                         3.64%
Net interest margin (net
  interest income to total
  interest earning assets)                                   4.26                            4.04                          3.98

Certain portions of income earned on certain commercial loans, U.S. Government obligations, obligations of states and political subdivisions, and equity securities are exempt from federal and state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0 percent and 10.13 percent for 1994, 35.0 percent and 10.35 percent for 1993, and 34.0 percent and 10.35 percent for 1992. The average balances of securities available for sale is calculated using market values for these securities. For 1994, the average market value was $2.4 million greater than original costs.

Federal Funds Sold: During 1994, the average balance of these funds was $203.9 million up from the $163.6 million in 1993. The average rate earned on these funds was 4.44% for 1994, and 3.00% for 1993. TrustCo utilized this category of earning assets during 1994 as a means of keeping strong liquidity during the year as interest rates in the securities markets rose. Rather than invest this excess liquidity during 1994, the Company chose to invest these funds in overnight federal funds sold. This decision had the short term effect of suppressing the potential earnings for 1994, but positioned TrustCo to take advantage of higher interest rates offered near the end of 1994 and into 1995. The increase in federal funds balances during 1994 is not expected to continue during 1995 as the Company reinvests this excess liquidity into higher yielding securities.

Interest Bearing Sources of Funds: TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table "Average Sources of Funding" presents the various categories of funds used and the corresponding average balances for each of the last two years.

Average Sources of Funding
(dollars in thousands)                                                       % of            Components of
                                                                            Total            Total Funding
                                              1994       1993    Change    Change      1994       1993       1992
Demand deposits                         $   93,822     92,763    1,059        2.6%      5.1        5.2        5.2
Retail deposits:
  Regular savings                          726,362    730,200   (3,838)      (9.5)     39.7       40.8       33.9
  Time deposits under $100 thousand        589,506    550,358   39,148       96.8      32.2       30.8       35.0
  NOW accounts                             246,357    242,876    3,481        8.6      13.5       13.6       13.7
  Money market deposits                    103,622    113,632  (10,010)     (24.7)      5.7        6.4        7.8
  Total retail deposits                  1,665,847  1,637,066   28,781       71.2      91.1       91.6       90.4
  Total core deposits                    1,759,669  1,729,829   29,840       73.8      96.2       96.8       95.6
Time deposits over $100 thousand            48,667     37,702   10,965       27.1       2.7        2.1        2.6
Short-term borrowings                       18,129     17,447      682        1.7       1.0        0.9        1.5
Long-term debt                               2,840      3,870   (1,030)      (2.6)      0.1        0.2        0.3
  Total purchased liabilities               69,636     59,019   10,617       26.2       3.8        3.2        4.4
  Total sources of funding              $1,829,305  1,788,848   40,457      100.0%    100.0      100.0      100.0

Average Deposits by Type of Depositor
(in thousands)                                                                   Years Ended December 31,
                                                                    1994         1993          1992        1991          1990
Individuals, partnerships and corporations                    $1,752,163    1,706,530     1,605,191     948,390       690,970
U.S. Government                                                      542          540           525         505           620
States and political subdivisions                                 44,289       48,145        58,439      45,101        37,162
Other (certified and official checks, etc.)                       11,342       12,316        11,324       7,308         5,231
  Total average deposits by type of depositor                 $1,808,336    1,767,531     1,675,479   1,001,304       733,983

Deposits: The average of total deposits (including time deposits greater than $100 thousand) was $1.808 billion in 1994 compared to $1.768 billion in 1993. Deposit increases centered in the retail deposit categories of time deposit under $100 thousand (an increase of $39.1 million), and NOW accounts (an increase of $3.5 million). Growth was also experienced in time deposits greater than $100 thousand, which increased by $11.0 million. These increases were offset by decreases in average deposits in regular savings accounts
($3.8 million) and money market deposit accounts ($10.0 million). TrustCo experienced the same trend noted by other financial institutions, namely depositors switching from regular savings type accounts to time deposit products. This was an attempt by depositors to lock in higher rates than those offered on regular savings accounts. By year-end 1994, demand deposits, regular savings, NOW accounts, and money market accounts were down $79.0 million from year-end 1993, while all other deposit accounts increased $74.6 million. The average rate on deposit accounts was 3.50% in 1994, compared to 3.64% in 1993 and 4.74% in 1992. The dramatic reduction in rates from 1992 to 1994 more than offset the modest increases in average balances during this time period thereby producing interest expense that was $15.1 million less in 1994 than it was in 1992, and $848 thousand less than in 1993. For 1995, TrustCo anticipates interest expense to rise as competitive pressures and the depositors desire for higher rates becomes more of a reality. Mutual funds, and the stock and bond markets all compete with financial institutions for the same funds. TrustCo has developed plans for 1995 to add 3 new branches. These new retail outlets will provide new sources of funding and additional opportunities for cross selling to a new deposit base.

Maturity of 1994 Year end Time deposits
over $100 thousand
(in thousands)

      Under 3 months             $ 16,547
      3 to 6 months                 4,099
      6 to 12 months               11,132
      over 12 months               30,733
                                 --------
                                 $ 62,511

Other Funding Sources: The Company had $18.1 million of average short-term borrowings and $2.8 million of long-term debt outstanding during 1994. Total purchased liabilities (which includes time deposits over $100 thousand) was $69.6 million in 1994 compared to $59.0 million in 1993. The average rate on short-term borrowings was 2.54% in 1994 and 2.18% in 1993; the average rate on the long-term debt was 7.15% in 1994 and 9.22% in 1993.

Net Interest Income

Taxable equivalent net interest income for 1994  was $81.1 million, up
$7.1 million or 9.5% over 1993. The yield on average earning assets rose 6 basis points to 7.45% during the year while the rate paid on average interest bearing liabilities dropped 13 basis points to 3.50%. Together, this resulted in a 19 basis point increase in the net spread to 3.95%. While spread is an important consideration, net interest margin is generally viewed as the most significant measure of earning asset performance. The net interest margin increased 22 basis points to 4.26% during 1994.

Volume and Yield Analysis
(in thousands)                                     1994 vs. 1993                                   1993 vs. 1992
                                                      Increase    Due to   Due to                     Increase   Due to   Due to
                                      1994     1993  (Decrease)   Volume     Rate     1993     1992  (Decrease)  Volume    Rate
Interest income (TE):
  Federal funds sold              $  9,058    4,912      4,146     1,408    2,738    4,912    3,811      1,101    1,541    (440)
  Trading securities                    --       94        (94)      (94)      --       94       --         94       94      --
  Securities available for sale     21,246   13,601      7,645     9,190   (1,545)  13,601    4,229      9,372    9,643    (271)
  Investment securities
    Taxable                         15,417   27,425    (12,008)  (14,010)   2,002   27,425   40,234    (12,809)  (6,479) (6,330)
    Tax-exempt                       1,662    2,077       (415)     (341)     (74)   2,077    4,008     (1,931)  (1,453)   (478)
    Total investment securities     17,079   29,502    (12,423)  (14,351)   1,928   29,502   44,242    (14,740)  (7,932) (6,808)
  Loans                             94,432   87,559      6,873     7,064     (191)  87,559   93,532     (5,973)     570  (6,543)
    Total interest income          141,815  135,668      6,147     3,217    2,930  135,668  145,814    (10,146)   3,916 (14,062)
Interest expense:
  NOW accounts                       3,636    4,224       (588)       60     (648)   4,224    6,406     (2,182)     231  (2,413)
  Money market deposits              2,477    2,937       (460)     (248)    (212)   2,937    4,720     (1,783)    (624) (1,159)
  Regular savings                   21,725   23,306     (1,581)     (121)  (1,460)  23,306   25,444     (2,138)   5,806  (7,944)
  Time deposits under
     $100 thousand                  29,613   28,325      1,288     1,979     (691)  28,325   36,026     (7,701)  (2,681) (5,020)
  Time deposits over
     $100 thousand                   2,583    2,090        493       585      (92)   2,090    2,578       (488)    (385)   (103)
  Short-term borrowings                461      380         81        15       66      380      757       (377)    (205)   (172)
  Long-term debt                       203      357       (154)      (84)     (70)     357      470       (113)    (104)     (9)
    Total interest expense          60,698   61,619       (921)    2,186   (3,107)  61,619   76,401    (14,782)   2,038 (16,820)
    Net interest income (TE)      $ 81,117   74,049      7,068     1,031    6,037   74,049   69,413      4,636    1,878   2,758

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances
(volume and rate) based on the percentage relationship of such variances to each other.

The margins and spreads for 1994 and 1993 resulted from an increase in interest on earning assets of $6.1 million and a decrease in interest expense of $921 thousand. The increase in the interest on earning assets was almost evenly split between the increase in average balances and increases in rates.
The decrease in interest on liabilities was primarily a factor of decreasing rates offset by additional interest expense resulting from increased average balances.

Risk Management

The responsibility for balance sheet risk management oversight is the function of the asset allocation committee. This committee meets monthly and includes the senior executives of the Company as well as other department managers as appropriate. The meetings include a review of the balance sheet structure, formulation of strategy in light of expected economic conditions, and a review of performance against guidelines established to control exposure to various types of risk.

Credit Risk

Credit risk is managed through a network of loan officer authorities, credit committees, loan policies and oversight from the senior executives of the Company. Management follows a policy of continually identifying, analyzing and evaluating the credit risk inherent in the loan portfolio. As a result of management's ongoing review of the loan portfolio, loans are placed in non-accrual status, either due to the delinquent status of principal and/or interest payments or a judgment by management that, although payment of principal and/or interest are current, such action is prudent. Loans are generally placed in non-accrual status when principal and/or interest is 90 days past due. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.

Non-Performing Assets

Non-performing assets include loans in non-accrual status, loans which have been treated as troubled debt restructurings, and loans past due 90 days or more and still accruing interest. Also included in total non-performing assets are foreclosed and in-substance foreclosed real estate properties.

Non-performing assets at year-end 1994 totalled $17.0 million, down
$4.1 million from the balance at year-end 1993. Non-performing loans increased from $1.9 million in 1993 to $2.8 million in 1994. Non-performing loans as a percentage of loans were 0.24% in 1994, 0.18% in 1993 and 0.72% in 1992. All of these percentages are well below industry and peer group averages, and reflect TrustCo's conservative lending policy and its aggressive collection and charge-off policies.

Non-performing assets for 1994 included $5.1 million of foreclosed properties and $9.2 million of in-substance foreclosed properties. For 1993, the balance of foreclosed properties stood at $4.3 million and the in-substance foreclosed properties totalled $14.9 million.

There are no other loans in the Bank's portfolio that management is aware of that pose any significant risk of the eventual non-collection of principal. As of December 31, 1994, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity or capital resources.


Non-performing Assets
(dollars in thousands)                                                 As of December 31,
                                                     1994            1993              1992              1991              1990
Loans on non-accrual status                      $  1,058              24               970             1,054               107
Loans past due 90 days or more                        803           1,853             6,438             3,340             1,772
Restructured loans                                    910              --                --                --                --
Total non-performing loans                          2,771           1,877             7,408             4,394             1,879
Foreclosed real estate                              5,080           4,309             5,946             1,413                --
In-substance foreclosed real estate                 9,157          14,917            20,674            16,771                --
Total non-performing assets                       $17,008          21,103            34,028            22,578             1,879
Allowance for loan losses                         $38,851          34,087            26,919            19,049            13,446
Allowance coverage of non-performing loans          14.02X          18.16              3.63              4.34              7.16
Non-performing loans as a % of total loans           0.24%           0.18              0.72              0.44              0.41
Non-performing assets as a % of total assets         0.86            1.07              1.75              1.28              0.20

Allowance for Loan Losses

The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which have been determined to be uncollectible. The adequacy of the allowance is evaluated continuously, with particular emphasis on non-performing and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio given present and anticipated future conditions.

The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1994 were $4.8 million, compared to $6.7 million in 1993. Recoveries were $1.5 million in 1994, and $2.3 million in 1993. The provisions recorded in 1994 and 1993 were $8.1 million and $11.6 million, respectively.

Non-Performing Assets (in millions)

1992               $34.0
1993               $21.1
1994               $17.0

Summary of Loan Loss Experience
(dollars in thousands)                               1994             1993              1992               1991            1990
Amount of loans outstanding at end of year
    (less unearned income)                     $1,152,632        1,060,648         1,028,541          1,025,421         462,469
Average loans outstanding during year
    (less average unearned income)              1,110,859        1,021,984         1,005,658            625,031         443,167
Balance of allowance at beginning of year          34,087           26,919            19,049             13,446          11,336
Loans charged off:
  Commercial                                        3,864            5,866             4,857              1,129             313
  Real estate                                          53              199               125                 70             140
  Installment                                         907              676             1,015                616             395
      Total                                         4,824            6,741             5,997              1,815             848
Recoveries of loans previously charged off:
  Commercial                                        1,125            1,810               327                 23              21
  Real estate                                          --               --                --                 --              --
  Installment                                         407              523               847                174             237
      Total                                         1,532            2,333             1,174                197             258
Net loans charged off                               3,292            4,408             4,823              1,618             590
Additions to allowance charged to
    operating expense                               8,056           11,576            12,693              6,490           2,700
Allowance of acquired bank                             --               --                --                731              --
Balance of allowance at end of year            $   38,851           34,087            26,919             19,049          13,446
Net charge-offs as percent of average
    loans outstanding during year
    (less average unearned income)                   0.30%            0.43              0.48               0.26            0.13
Allowance as percent of loans outstanding
    at end of year                                   3.37             3.21              2.62               1.86            2.91

Net charge-offs as a percentage of average loans were .30% in 1994 and
 .43% in 1993, while the allowance as a percentage of loans outstanding grew to 3.37% in 1994 from 3.21% in 1993.
The Company has a policy of recognizing charge-offs early in a loan's deterioration and then aggressively pursuing collection efforts. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.

In 1993, the Financial Accounting Standards Board issued Statement No. 1
14 "Accounting by Creditors for Impairment of a Loan" which is effective for TrustCo for 1995. This statement prescribes recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms have been the subject of a renegotiation. TrustCo will adopt the new pronouncement in 1995, and does not anticipate that it will have any material impact on the financial condition or operating results of the Company. A significant percentage of loans that have been identified as in-substance foreclosed real estate and included in real estate owned as of December 31, 1994, will be reclassified to loans under Statement 114.

Interest Rate Risk

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.

Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk but net interest income is not always enhanced.

One measure of interest rate risk, the so called "gap," is illustrated in the table "Interest Rate Sensitivity."

The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing during the periods indicated. For purposes of this analysis the maturity and repricing of loans is based on the stated maturity or earliest repricing date. For securities available for sale and investment securities, the earlier of average life or stated maturity is used. NOW, money market deposits and regular savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.

At December 31, 1994, the Company's gap position indicates an excess of assets repricing in the 0-90 day period of $462.9 million. This positive gap position is significantly enhanced by the $263.0 million federal funds balance at year end. The gap position turns negative in the 91 to 365 day period and in the 1 to 5 year period. This situation reflects the significant amount of time deposits that mature in these timebands. Over 5 years, the gap position again reflects an excess of repricing assets over liabilities of $490.3 million.

In evaluating interest rate sensitivity at year-end 1994, the Company would benefit from an increase in interest rates, as the Bank would be able to redeploy short-term assets that are repricing into higher yielding investments. Conversely, the Company would be negatively affected by a decrease in interest rates, since the assets that are repricing would do so at lower interest rates.

The Company's gap position is constantly under evaluation in relation to products, services and the marketplace. The positive gap position at year-end was designed by management to position the Bank to take full advantage of increased interest rates available at that time.

There are some shortcomings inherent in the method of analysis presented in the Interest Rate Sensitivity table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

Interest Rate Sensitivity
(dollars in thousands)
                                                                  At December 31, 1994
                                                                  Repricing, or able to be repriced, in:
                                                  0-90       91-365           1-5         Over 5             Rate
                                                  Days         Days         Years          Years      Insensitive       Total
Assets:
  Federal funds sold                          $263,000           --            --             --               --     263,000
  Securities available for sale                  2,350          226       102,668         12,214               --     117,458
  Investment securities                         17,558        4,654       133,696        191,950               --     347,858
  Loans, net of unearned income                320,700      170,021       101,632        560,279               --   1,152,632
  Allowance for loan losses                         --           --            --             --          (38,851)    (38,851)
  Others assets                                  1,873        5,623        29,988         14,995           81,101     133,580
  Total assets                                 605,481      180,524       367,984        779,438           42,250   1,975,677
Cumulative total assets                        605,481      786,005     1,153,989      1,933,427        1,975,677   1,975,677
Liabilities and shareholders' equity:
  Deposits:
    Demand deposits                              3,339       10,017        53,426         26,714               --      93,496
    NOW accounts                                 9,804       29,411       140,858         67,763               --     247,836
    Money market deposits                       11,620       34,862        46,483             --               --      92,965
    Regular savings                             20,222       74,617       379,303        189,651               --     663,793
    Time deposits under 100 thousand            63,294      192,876       369,521          3,539               --     629,230
    Time deposits over 100 thousand             16,547       15,231        30,733             --               --      62,511
    Total interest bearing deposits            121,487      346,997       966,898        260,953               --   1,696,335
    Total deposits                             124,826      357,014     1,020,324        287,667               --   1,789,831
Short-term borrowings                           12,713           --            --             --               --      12,713
Long-term debt                                      --          296         3,254             --               --       3,550
Other liabilities                                5,034          395           342          1,449           23,080      30,300
Shareholders' equity                                --           --            --             --          139,283     139,283
Total liabilities and shareholders' equity     142,573      357,705     1,023,920        289,116          162,363   1,975,677
Cumulative total liabilities and
    shareholders' equity                      $142,573      500,278     1,524,198      1,813,314        1,975,677   1,975,677
Incremental gap:
  Interest sensitivity gap                    $462,908     (177,181)     (655,936)       490,322
  Gap as a % of earning assets                   24.61%       (9.42)       (34.87)         26.07
  Interest sensitive assets to liabilities      449.78        50.36         34.84         292.94
Cumulative gap:
  Interest sensitivity gap                    $462,908      285,727      (370,209)        120,113
  Gap as a % of earning assets                   24.61%       15.19        (19.68)           6.39
  Interest sensitive assets to liabilities      449.78       161.69         76.91          109.83

Liquidity Risk

TrustCo seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including variations in the markets served by the TrustCo network of branches, the mix of assets and liabilities, and general economic conditions.

The Company actively manages its liquidity position through target ratios established under the Asset/Liability Management policies. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations arise.

The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three categories for the purposes of managing liability based liquidity; net core deposits, purchased money and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on interest rate as they are on the level and quality of service. At December 31, 1994, core deposits representing total deposits less those deposits greater than $100,000, amounted to $1.727 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."

In addition to core deposits another funding source available to
TrustCo is purchased money. These are principally long and short term borrowings, federal funds purchased, securities sold under repurchase agreements and time deposits greater than $100,000. The average balances of these purchased money instruments are detailed in the table "Average Sources of Funding." During 1994 the average balance in purchased money instruments was $69.6 million, in 1993 it was $59.0 million and in 1992 it was $75.1 million.

Off-Balance Sheet Risk

Commitments to extend credit: TrustCo makes contractual commitments to extend credit and extends lines of credit, which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1994 and 1993 commitments to extend credit in the form of loans, including unused lines of credit amounted to $217.3 million and $200.9 million respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risk.

Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing letters of credit and standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off balance sheet products. At December 31, 1994 and 1993 outstanding letters of credit and standby letters of credit were approximately $20.8 million and $21.4 million respectively.

Other Off-Balance Sheet Risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, options or any other instrument commonly referred to as a "derivative." Management believes these instruments pose a high degree of risk and that investing in them is unnecessary.

Noninterest Income and Expense

Noninterest Income: Noninterest income is a significant source of revenue for the Company and an important factor in the overall results for the year. Total noninterest income was $4.6 million for 1994 compared to $19.2 million in 1993. Included in the 1994 results are $8.9 million of securities losses compared to securities gains of $6.2 million during the comparable period in 1993. Excluding these securities transactions, noninterest income would have been $13.4 million and $12.9 million in 1994 and 1993, respectively. As noted earlier, these securities losses for 1994 were realized in an effort to maintain the available for sale portfolio at the year-end higher interest rates. Therefore, future periods will benefit from these enhanced rates.

Noninterest income
(dollars in thousands)
                                                                                                         1994 vs. 1993
                                                     1994             1993             1992         Amount           Percent
Trust department income                            $4,850            4,347            3,869            503              11.6%
Service charges on deposit accounts and
  other charges and fees                            7,007            6,489            6,378            518               8.0
Credit card processing income                         903              881            1,035             22               2.5
Net gain (loss) on securities transactions         (8,877)           6,239            2,939        (15,116)           (242.3)
Other                                                 677            1,220            1,212           (543)            (44.5)
  Total noninterest income                         $4,560           19,176           15,433        (14,616)            (76.2)%

The Trust Department contributes the largest recurring portion of noninterest income through fees generated by the performance of fiduciary services. Income from these fiduciary activities totalled $4.9 million in 1994 and $4.3 million in 1993. This increase was the result of changes in the fees charged on trust accounts.

The changes in the other categories of noninterest income reflect the fee scale used by the Bank for pricing its services.

Noninterest Expense: Noninterest expense was $40.6 million in 1994,
$43.5 million in 1993 and $42.8 million in 1992. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. The TrustCo efficiency ratio was 41.82% for 1994, 44.63% for 1993 and 51.96% for 1992.

Salaries and employee benefits are the most significant component of noninterest expense. At year-end 1994, these expenses amounted to $18.3 million compared to $16.6 million and $15.9 million for 1993 and 1992, respectively. The increase in salaries and employee benefits reflect merit increases and raises given to the Bank staff. In addition, increased costs for benefits, such as health insurance and retirement benefits, account for the remainder of the increase.

Expenses associated with the portfolio of other real estate decreased from $4.7 million in 1993 to $1.0 million in 1994. During 1993 the Company recognized significant write-downs and expenses associated with other real estate properties so as to facilitate their eventual disposition.

Continued operating efficiency is a cornerstone to TrustCo's operating philosophy. TrustCo is committed to continuing cost control and to the reduction of noninterest expense where possible.

Efficiency Ratio
      1992                   51.96%
      1993                   44.63%
      1994                   41.82%

Income Tax

In 1994, TrustCo recognized income tax expense of $12.6 million as compared to $12.5 million in 1993 and $9.3 million in 1992. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35% primarily due to tax exempt income and other permanent differences.

Prior to January 1, 1993, when it adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," the Company accounted for income taxes under APB No. 11. Statement 109, which calls for an asset/liability, or balance sheet approach in determining income tax expense, has changed the Company's method of accounting for income taxes from that required under ABP No. 11, which had been the deferred method or income statement approach. Adoption of the new accounting literature did not have any material impact on the results of operation for the year of adoption.

Noninterest Expense
(dollars in thousands)                                                                                   1994 vs. 1993
                                                    1994            1993             1992           Amount            Percent
Salaries and employee benefits                   $18,323          16,649           15,853            1,674               10.1%
Net occupancy expense of bank premises             3,479           3,439            3,534               40                1.2
Equipment expense                                  3,363           3,650            4,182             (287)              (7.9)
FDIC insurance expense                             4,071           3,985            3,654               86                2.2
Advertising and promotional expense                  871             999            2,168             (128)             (12.8)
Professional services                              2,548           2,508            4,295               40                1.6
Other real estate expenses                         1,016           4,679              215           (3,663)             (78.3)
Supplies                                           1,176           1,207            1,286              (31)              (2.6)
Credit card processing expense                       758           1,000            1,143             (242)             (24.2)
Amortization of goodwill                              --              --              880               --                 --
Other                                              4,955           5,386            5,561             (431)              (8.0)
  Total noninterest expense                      $40,560          43,502           42,771           (2,942)              (6.8)%

Five Year Summary of Financial Data
(dollars in thousands, except per share data)                                 Years Ended December 31,
                                                      1994              1993            1992             1991             1990
Statement of income data:
  Interest income                               $  140,282           133,657         143,260          100,805           81,520
  Interest expense                                  60,698            61,619          76,401           58,252           48,445
  Net interest income                               79,584            72,038          66,859           42,553           33,075
  Provision for loan losses                          8,056            11,576          12,693            6,490            2,700
  Net interest income after provision
    for loan losses                                 71,528            60,462          54,166           36,063           30,375
  Noninterest income                                 4,560            19,176          15,433            9,847            5,735
  Noninterest expense                               40,560            43,502          42,771           28,193           21,877
  Income before income taxes                        35,528            36,136          26,828           17,717           14,233
  Income tax expense                                12,640            12,516           9,325            4,856            3,658
  Income before cumulative effect of
    change in accounting principle                  22,888            23,620          17,503           12,861           10,575
  Cumulative effect of a change in
    accounting principle                                --            (3,295)             --               --               --
  Net income                                    $   22,888            20,325          17,503           12,861           10,575
Share data:
  Average equivalent shares outstanding
    (in thousands)                                  14,886            14,803          14,606           11,189           10,030
  Book value                                    $     9.53              8.93            8.32             7.73             6.03
  Cash dividends                                       .98               .80             .62              .52              .41
  Net income                                          1.54              1.37            1.20             1.15             1.05
Financial ratios:
  Return on average assets                            1.15%             1.04             .94             1.12             1.22
  Return on average shareholders' equity <F1>        17.01             16.18           15.06            17.16            18.49
  Cash dividend payout ratio                         63.71             57.93           51.05            45.00            38.36
  Tier 1 capital as a % of total risk adjusted
    assets                                           12.08             12.18           11.39            10.45            11.36
  Total capital as a % of total risk adjusted
    assets                                           13.35             13.45           12.64            11.70            12.33
  Efficiency ratio                                   41.82             44.63           51.96            48.51            50.28
  Net interest margin                                 4.26              4.04            3.98             4.20             4.41
Average balances:
  Total assets                                  $1,994,497         1,946,715       1,852,180        1,149,775          868,069
  Earning assets                                 1,902,686         1,834,851       1,743,628        1,085,868          813,663
  Loans, net                                     1,110,859         1,021,984       1,005,658          625,031          443,167
  Allowance for loan losses                        (37,334)          (30,214)        (23,735)         (16,139)         (12,362)
  Securities available for sale                    337,137           192,433          55,716               --               --
  Investment securities                            250,812           455,136         568,825          418,295          308,813
  Deposits                                       1,808,336         1,767,531       1,675,479        1,001,304          733,983
  Short-term borrowings                             18,129            17,447          25,520           42,990           50,489
  Long-term debt                                     2,840             3,870           5,000            5,000            5,000
  Shareholders' equity                             136,977           125,648         116,238           74,951           57,208

<F1> Average shareholders' equity excludes the effect of the mark to market adjustment for securities available for sale.

Summary of unaudited quarterly financial information
(dollars in thousands, except per share data)
                                                 1994                                                   1993
                            Q1         Q2         Q3        Q4         Year        Q1         Q2         Q3         Q4       Year
Income statement:
  Interest income      $  32,684     34,726     36,215    36,657     140,282     34,209     33,731     33,216     32,501    133,657
  Interest expense        14,666     15,069     15,342    15,621      60,698     16,062     15,470     15,207     14,880     61,619
  Net interest income     18,018     19,657     20,873    21,036      79,584     18,147     18,261     18,009     17,621     72,038
  Provision for
    loan losses            1,827      1,886      2,778     1,565       8,056      1,000      2,600      5,690      2,286     11,576
  Net interest
    income after
    provision for
    loan losses           16,191     17,771     18,095    19,471      71,528     17,147     15,661     12,319     15,335     60,462
  Noninterest income       3,314       (402)       838       810       4,560      4,981      2,943      5,379      5,873     19,176
  Noninterest expense     11,409      8,808      9,599    10,744      40,560      9,284     10,867     10,381     12,970     43,502
  Income before
    income taxes           8,096      8,561      9,334     9,537      35,528     12,844      7,737      7,317      8,238     36,136
  Income tax expense       2,800      3,085      3,420     3,335      12,640      4,809      2,833      2,030      2,844     12,516
  Income before
    cumulative
    effect of
    change in
    accounting
    principle              5,296      5,476      5,914      6,202     22,888      8,035      4,904      5,287      5,394     23,620
  Net income               5,296      5,476      5,914      6,202     22,888      4,751      4,904      5,287      5,383     20,325
Per share data:
  Net income                 .36        .37        .40        .42       1.54        .33        .34        .36        .36       1.37
  Book value                9.10       9.14       9.35       9.53       9.53       8.47       8.63       8.78       8.93       8.93
  Cash dividends
    declared                 .23        .23        .25        .28        .98        .18        .18        .21        .23        .80
Average balances:
  Assets               1,968,001  2,002,981  2,007,747  1,974,105  1,994,497  1,920,522  1,945,479  1,953,112  1,953,240  1,946,715
  Loans, net           1,081,884  1,099,507  1,119,222  1,143,331  1,110,859  1,019,725  1,017,706  1,004,929  1,036,161  1,021,984
  Deposits             1,797,804  1,821,748  1,825,202  1,788,504  1,808,336  1,749,573  1,768,967  1,775,303  1,775,908  1,767,531
  Shareholders'
    equity               142,752    134,353    134,657    137,641    136,977    120,571    124,950    127,440    129,513    125,648
Ratios:
  Return on
    average assets          1.08%      1.09       1.17       1.25       1.15       1.08       1.01       1.07       1.09       1.04
  Return on average
    shareholders'
    equity                 16.33      16.37      17.45      17.84      17.01      16.33      15.74      16.46      16.49      16.18
  Net interest
    margin (TE)             3.86       4.19       4.44       4.55       4.26       3.86       4.10       4.03       3.90       4.04
  Efficiency ratio         49.89      36.73      38.57      42.49      41.82      40.63      49.06      46.09      42.86      44.63

Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required, since most of the Company's capital requirements have been provided through retained earnings.

Part of the operating philosophy of TrustCo is that the Company will not retain any excess capital. All capital that is generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operations of the Company will be distributed to the shareholders in the form of recurring or special cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a dividend payout ratio for 1994 of 63.71%, 1993 of 57.93% and 1992 of 51.05%. These are significant payouts to the Company shareholders and are considered by management to be a prudent use of the retained capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue into 1995 and where appropriate the Board of Directors will declare dividends consistent with that operating philosophy.

Dividends Per Share

    1992             $0.62
    1993             $0.80
    1994             $0.98

At December 31, 1994 TrustCo's Tier 1 capital was $139.3 million or 12.08% of risk adjusted assets. The Tier 1 capital to total assets or the leverage ratio at December 31, 1994 was 7.05% as compared to 6.59% in 1993 and 6.19% in 1992. At December 31, 1994 the subsidiary bank, Trustco Bank met the regulatory definition of a "well capitalized" institution.

The Bank has converted to a nationally chartered bank, and in early 1995 changed its legal name to Trustco Bank, National Association. All of the current operations of the Bank are consistent with those allowed of a nationally chartered bank. Therefore, management does not believe that the operations will be inhibited in any fashion. The national charter allows the Bank to streamline its regulatory process by having the Office of the Comptroller of the Currency as the primary bank regulator.

As mentioned earlier, Trustco will be expanding its branch network by three locations in 1995. It is not anticipated that additional capital will be required to support this expansion program. Likewise, operating costs during 1995 can be expected to rise modestly as a result of these new branches, but will be offset by the additional revenue the new branches will generate.

Impact of Inflation and Changing Prices

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing costs of operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, since interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Changes in Accounting Standards

ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER  THAN PENSIONS: On January
1, 1993, the Company adopted Statement 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." In implementing the new accounting standard, the Company recorded a one time transition charge of $3.3 million, net of tax benefits, which is reflected as a cumulative effect of a change in accounting principle in the 1993 consolidated statement of income.

ACCOUNTING FOR INCOME TAXES: On January 1, 1993, the Company adopted Statement 109 "Accounting for Income Taxes." Statement 109 significantly changed the method of accounting for income taxes for financial statement purposes without affecting the actual cash tax liability. In adopting Statement 109, the Company elected not to restate prior period financial results. The implementation of Statement 109 had no material impact on the 1993 results of operations. The Company's complete disclosure related to Statement 109 is included in the notes to the consolidated financial statements.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN: In May 1993,
Statement 114 "Accounting by Creditors for Impairment of a Loan" was issued. The Statement is effective for fiscal years beginning after December 15, 1994 (for TrustCo this statement will be effective for 1995). This Statement requires that an impaired loan be measured based on the present value of expected future cash flows or, for a loan whose repayment is collateral dependent, based on the collateral's observable market price. The Statement also narrows the application of the concept of in-substance foreclosures to situations where the creditor has received physical possession of the debtor's collateral regardless of whether formal foreclosure proceedings have taken place. The adoption of Statement 114 is not anticipated to have a material impact on the financial condition or results of operation of the Company. Upon adoption, a significant percentage of the loans identified at year-end 1994 as in-substance foreclosures will be reclassified into the loan portfolio.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The
Company adopted Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Upon adoption of Statement 115, the Company identified securities that are "available for sale" and those that are "held to maturity" (the Company has no trading account assets as prescribed by Statement 115). Securities classified as available for sale are those that can be sold in response to changes in market interest rates, liquidity requirements, or other investment alternatives. Securities classified as held to maturity are not available for sale and are held until contractual maturity or call. Securities available for sale are recorded at market value with the unrealized appreciation and depreciation, net of tax, recorded as an element of shareholders' equity. Securities identified as held to maturity are recorded at amortized cost.

Glossary of Terms

Book Value Per Share
Total shareholders' equity divided by shares outstanding on the same dates. This provides an indication of the value of a share of stock.

Cash Dividends Per Share
Total cash dividends declared divided by average shares outstanding for the period.

Derivative Investments
These are investments in futures contracts, forwards, swaps, or option contracts, or other investments with similar characteristics.

Earning Assets
The sum of interest-bearing deposits with banks, securities available for sale, investment securities, loans in accrual status and federal funds sold.

Earnings Per Share
Net income divided by the average shares of common stock outstanding during the period including the effect of stock options.

Efficiency Ratio
Noninterest expense (excluding nonrecurring charges and other real estate expense) divided by taxable equivalent net interest income plus noninterest income (excluding securities transactions). This is an indicator of the total cost of operating the Company in relation to total income generated.

Interest-Bearing Liabilities
The sum of interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short term borrowings and long term debt.

Interest Rate Spread
The difference between the taxable equivalent yield on earning assets and the rate paid on interest bearing liabilities.

Liquidity
The ability to meet both loan commitments and deposit withdrawals as they come due.

Net Interest Margin
Fully taxable equivalent net interest income as a percentage of average earning assets.

Net Loans Charged Off
Reductions to the allowance for loan losses written off as losses, net of the recovery of loans previously charged off.

Non-Accrual Loans
Loans for which no periodic accrual of interest income is recognized.

Non-Performing Assets
The sum of non-performing loans plus real estate owned.

Non-Performing Loans
The sum of loans on a non-accrual basis (for purposes of interest recognition) plus loans whose repayment criteria have been renegotiated to less than market terms due to the inability of the borrowers to repay the loan in accordance with their original terms plus loans 90 days or more past due as to principal or interest payments.

Parent Company
A company that owns or controls a subsidiary through the ownership of voting stock.

Real Estate Owned
Real estate acquired in either formal or, where the borrower's circumstances appear to make actual foreclosure likely, in-substance foreclosures.

Return on Average Assets
Net income as a percentage of average total assets.

Return on Average Equity
Net income as a percentage of average equity, excluding the impact of the mark to market adjustment for securities available for sale.

Taxable Equivalent (TE)
Tax exempt income which has been adjusted to an amount that would yield the same after tax income had the income been subject to taxation at the statutory Federal and/or state income tax rates.


Management's Statement of Responsibilities

The management of TrustCo Bank Corp NY (the "Company") is responsible for the preparation, content and integrity of the financial statements and other statistical data and analyses compiled for this report. The consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's financial position, results of operations and cash flows. Management also believes that financial information elsewhere in this report is consistent with that in the financial statements. The amounts contained in the financial statements are based on management's best estimates and judgments.

The Company maintains a system of internal controls and accounting procedures designed to provide reasonable assurance as to the protection of assets and the integrity of the financial statements. These procedures include management's evaluation of asset quality, organizational arrangements that provide an appropriate division of responsibilities, and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls.

The Board of Directors discharges its responsibility for TrustCo's financial statements through its Audit Committee which is composed entirely of outside directors and has responsibility for the recommendation of the independent auditors.

Management has made an assessment of the Company's internal control structure and procedures, covering financial reporting using established and recognized criteria. On the basis of this assessment, management believes that the Company maintained an effective system of internal control for financial reporting as of December 31, 1994.

Robert A. McCormick
President and Chief Executive Officer

Robert T. Cushing
Vice President and Chief Financial Officer

January 27, 1995

Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, in 1994 the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for certain investments in debt and equity securities. As discussed in notes 1 and 8 to the consolidated financial statements, in 1993 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which changed its method of accounting for income taxes. As discussed in note 9 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993 which changed its method of accounting for postretirement benefits other than pensions.

Albany, New York
January 27, 1995

Consolidated Statements of Income
(dollars in thousands, except per share data)
                                                                                        Years Ended December 31,
                                                                                  1994            1993                1992
Interest income:
  Interest and fees on loans                                                   $93,873          86,965              92,935
  Interest and dividends on:
    U.S. Treasuries and agencies                                                23,841          28,976              29,125
    States and political subdivisions                                            1,129           1,416               2,810
    Mortgage-backed securities                                                   9,376           8,444              12,389
    Other                                                                        3,005           2,944               2,190
  Interest on federal funds sold                                                 9,058           4,912               3,811
      Total interest income                                                    140,282         133,657             143,260
Interest expense:
  Interest on deposits:
    Regular savings and NOW accounts                                            25,361          27,530              31,850
    Money market deposit accounts                                                2,477           2,937               4,720
    Certificates of deposit (in Denominations of $100,000 or more)               2,583           2,090               2,578
    Other time accounts                                                         29,613          28,325              36,026
  Interest on short-term borrowings                                                461             380                 757
  Interest on long-term debt                                                       203             357                 470
      Total interest expense                                                    60,698          61,619              76,401
      Net interest income                                                       79,584          72,038              66,859
Provision for loan losses                                                        8,056          11,576              12,693
      Net interest income after provision for loan losses                       71,528          60,462              54,166
Noninterest income:
  Trust department income                                                        4,850           4,347               3,869
  Fees for other services to customers                                           7,007           6,489               6,378
  Credit card processing income                                                    903             881               1,035
  Net gain (loss) on securities transactions                                    (8,877)          6,239               2,939
  Other                                                                            677           1,220               1,212
      Total noninterest income                                                   4,560          19,176              15,433
Noninterest expense:
  Salaries and employee benefits                                                18,323          16,649              15,853
  Net occupancy expense of bank premises                                         3,479           3,439               3,534
  Equipment expense                                                              3,363           3,650               4,182
  FDICinsurance expense                                                          4,071           3,985               3,654
  Advertising and promotional expense                                              871             999               2,168
  Professional services                                                          2,548           2,508               4,295
  Other real estate expenses                                                     1,016           4,679                 215
  Supplies                                                                       1,176           1,207               1,286
  Credit card processing expense                                                   758           1,000               1,143
  Amortization of goodwill                                                          --              --                 880
  Other                                                                          4,955           5,386               5,561
      Total noninterest expense                                                 40,560          43,502              42,771
Income before income taxes and cumulative effect of a
  change in accounting principle                                                35,528          36,136              26,828
Income taxes                                                                    12,640          12,516               9,325
Income before cumulative effect of a change in accounting principle             22,888          23,620              17,503
Cumulative effect at January 1, 1993 of a change in accounting principle            --         (3,295)                  --
Net income                                                                     $22,888          20,325              17,503
Earnings per common share:
Income before cumulative effect of a change in accounting principle              $1.54            1.59                1.20
Cumulative effect at January 1, 1993 of a change in accounting principle            --          (0.22)                  --
Net income per common share                                                      $1.54            1.37                1.20

Average equivalent shares outstanding 14,886,000 for 1994, 14,803,000 for 1993 and 14,606,000 for 1992. Per share data has been adjusted for a 10% stock dividend in October 1994, a 2 for 1 stock split in
November 1993, and a 5 for 4 stock split in November 1992.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Condition
(dollars in thousands, except per share data)
As of December 31,

                                                                                    1994               1993
ASSETS
Cash and due from banks                                                          $52,479             50,977
Federal funds sold                                                               263,000            149,000
  Total cash and cash equivalents                                                315,479            199,977
Trading securities                                                                    --              2,106
Securities available for sale
  (approximate market value $248,059 at December 31, 1993)                       117,458            240,716
Investment securities (approximate market value $334,455 and
  $431,298 at December 31, 1994 and 1993, respectively)                          347,858            416,806
Loans                                                                          1,154,601          1,063,006
  Less: Unearned income                                                            1,969              2,358
   Allowance for loan losses                                                      38,851             34,087
      Net loans                                                                1,113,781          1,026,561
Bank premises and equipment                                                       23,877             24,893
Real estate owned                                                                 14,237             19,226
Other assets                                                                      42,987             41,013
      Total assets                                                            $1,975,677          1,971,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                                         $93,496             96,034
  Regular savings and NOW accounts                                               911,629            970,407
  Money market deposit accounts                                                   92,965            110,630
  Certificates of deposit (in denominations of $100,000 or more)                  62,511             42,358
  Other time accounts                                                            629,230            574,803
      Total deposits                                                           1,789,831          1,794,232
Short-term borrowings                                                             12,713             18,323
Accrued expenses and other liabilities                                            30,300             26,113
Long-term debt                                                                     3,550              2,750
      Total liabilities                                                        1,836,394          1,841,418
Commitments and contingencies
Shareholders' equity:
  Capital stock; $1 par value. Shares authorized 25,000,000;
    15,018,448 and 13,588,044 shares issued at December 31, 1994
    and 1993, respectively                                                        15,018             13,588
  Surplus                                                                        118,352             91,955
  Undivided profits                                                                6,948             25,331
  Net unrealized loss on securities available for sale                               (41)                --
  Treasury stock; 401,022 and 364,566 shares, at cost, at
    December 31, 1994 and 1993, respectively                                        (994)              (994)
      Total shareholders' equity                                                 139,283            129,880
      Total liabilities and shareholders' equity                              $1,975,677          1,971,298

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands, except per share data)
                                                                         Three Years Ended December 31, 1994
                                                                                                                 Net
                                                                                                          Unrealized
                                                                                                             Loss on
                                                                                                          Securities
                                                         Capital                        Undivided          Available    Treasury
                                                           Stock         Surplus          Profits           For Sale       Stock
Beginning balance, January 1, 1992                        $5,378          98,749            7,999                 --      (1,023)
Net income-1992                                               --              --           17,503                 --          --
Cash dividend declared, $.62 per share                        --              --          (8,936)                 --          --
Stock options exercised, 38,621 shares                        39             720               --                 --          --
5 for 4 stock split (1,354,223 shares)                     1,354         (1,354)               --                 --          --
Ending balance, December 31, 1992                          6,771          98,115           16,566                 --      (1,023)
Net income-1993                                               --              --           20,325                 --          --
Cash dividend declared, $.80 per share                        --              --         (11,560)                 --          --
Stock options exercised, 23,919 share                         24             444               --                 --          --
Sale of 5,300 treasury shares to benefit plans                --             189               --                 --          29
2 for 1 stock split (6,793,022 shares)                     6,793         (6,793)               --                 --          --
Ending balance, December 31, 1993                         13,588          91,955           25,331                 --        (994)
Net income-1994                                               --              --           22,888                 --          --
Cash dividend declared, $.98 per share                        --              --         (14,310)                 --          --
Stock options exercised, 65,282 shares                        65             801               --                 --          --
10% stock dividend 1,365,122 shares                        1,365          25,596         (26,961)                 --          --
Net unrealized loss on securities available for sale          --              --               --               (41)          --
Ending balance, December 31, 1994                        $15,018         118,352            6,948               (41)        (994)

Per share data adjusted for a 10% stock dividend in October 1994, a 2 for 1 stock split in November 1993, and a 5 for 4 stock split in November 1992.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in thousands)
                                                                                          For the Years Ended December 31,
                                                                                        1994              1993              1992
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income before change in accounting principle                                  $ 22,888            23,620            17,503
  Change in accounting principle                                                          --           (3,295)                --
Net income                                                                            22,888            20,325            17,503
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
    Depreciation and amortization                                                      2,749             2,373             2,245
    Provision for loan losses                                                          8,056            11,576            12,693
    Amortization of goodwill                                                              --                --               880
    Provision for deferred tax expense (benefit)                                      (2,981)               46            (4,364)
    Net (gain) loss on sale of securities                                              8,877            (6,239)           (2,939)
    Purchase of trading securities                                                        --            (1,940)               --
    (Increase) decrease in taxes receivable                                           (1,003)           (1,505)            4,066
    Decrease in interest receivable                                                      488             3,345             1,939
    Increase (decrease) in interest payable                                              318            (4,881)             (985)
    (Increase) decrease in other assets                                                1,551            (9,066)            6,244
    Increase (decrease) in accrued expenses                                            3,154             3,354            (7,010)
      Total adjustments                                                               21,209            (2,937)           12,769
      Net cash provided by operating activities                                       44,097            17,388            30,272
Cash flows from investing activities:
  Proceeds from sales of securities available for sale                             1,015,688            99,475                --
  Proceeds from maturities of securities available for sale                           42,558                --                --
  Purchase of securities available for sale                                         (770,617)         (153,596)               --
  Proceeds from sales of investment securities                                            --             1,877           107,639
  Proceeds from maturities of investment securities                                   80,717           229,288           299,559
  Purchase of investment securities                                                 (182,981)         (159,540)         (500,144)
  Net increase in loans                                                              (99,396)          (37,769)          (19,506)
  Proceeds from sales of real estate owned                                             9,109             6,091             3,127
  Capital expenditures                                                                (1,733)           (2,210)           (4,415)
  Net cash provided by/(used in) investing activities                                 93,345           (16,384)         (113,740)
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                 (4,401)           22,926           203,226
  Net decrease in short-term borrowing                                                (5,610)           (2,526)          (18,098)
  Repayment of long-term debt                                                             --            (5,000)               --
  Proceeds from issuance of long-term debt                                               800             2,750                --
  Proceeds from issuance of common stock                                                 866               468               759
  Proceeds from sale of treasury stock                                                    --               218                --
  Dividends paid                                                                     (13,595)          (10,888)           (8,394)
  Net cash provided by/(used in) financing activities                                (21,940)            7,948           177,493
Net increase in cash and cash equivalents                                            115,502             8,952            94,025
Cash and cash equivalents at beginning of year                                       199,977           191,025            97,000
Cash and cash equivalents at end of year                                           $ 315,479           199,977           191,025
Supplemental disclosure of cash flow information:
Interest paid                                                                       $ 60,380            66,500            77,386
Income taxes paid                                                                     16,624             8,554             5,873
Reclassification of investment securities to securities available for
  sale upon adoption of Statement 115                                                398,454                --                --
Transfer of investment securities to/(from) securities available for sale           (213,199)           60,055           120,675
Transfer of loans to real estate owned                                                 4,120             1,254            11,563
Increase in dividends payable                                                            715               672               542
Reclassification of trading securities to securities available for sale upon
  adoption of Statement 115                                                            2,106                --                --
Unrealized gain on securities available for sale on January 1, 1994                   14,037                --                --

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo) and Trustco Bank, National Association (Bank or Trustco) conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows. The Bank has converted to a national banking association from the previous charter as a state banking association. Upon conversion, the Bank changed its name to TRUSTCO BANK, NATIONAL ASSOCIATION. The conversion was finalized during the first quarter of 1995 and will have no effect on the Bank's operations.

Consolidation

The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

Securities Available for Sale

Securities available for sale are carried at market value (for 1994) and lower of cost or market (for 1993) with any unrealized appreciation or depreciation of value, net of tax, (for 1994) included as an element of the capital accounts. Management maintains an available for sale portfolio in order to provide maximum flexibility in future balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, would be available for sale in response to changes in market interest rates, related changes in liquidity needs or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank) are included in securities available for sale at cost since there is no readily available market value.

Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.

Investment Securities

Securities classified as investment securities are held to maturity to meet longer term investment objectives, including yield and liquidity purposes. At the time of purchase, securities are identified as held for investment based upon the Company's intention and ability to hold the securities to maturity. Investment securities are carried at cost, adjusted for amortization of premium and accretion of discounts on a method that equates to the level yield. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income.

Loans

Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are amortized into income over the applicable loan period.

Non-performing loans include non-accrual loans, restructured loans and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current such action is prudent. Future payments received on non-performing loans are recorded as interest income or principal reductions based upon management's ultimate expectation for collections.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses based on analysis of the credit risk of the loan portfolio including a review of past loan experience, current economic conditions and the underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge-offs.

In addition, various regulatory agencies as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Bank Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed on either the straightline or accelerated methods over the remaining useful lives of the assets.

Real Estate Owned

Real estate owned includes assets received from foreclosures and in-substance foreclosures. A loan is considered an in-substance foreclosure when little or no equity of the borrower is present in the underlying collateral, considering the current fair value of the collateral; proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; control of the collateral is effectively abandoned, or because of the current financial condition it is doubtful that equity will be rebuilt or the loan repaid in the foreseeable future.

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

Dividend Restrictions

Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Bank could pay $29.8 million plus 1995 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.

Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation. The cost of this program is being funded currently.

Reclassification of Prior Year Statements

It is the Company's policy to reclassify prior year financial statements to conform to the current year presentation.


(2) Balances at Other Banks

The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $14,576,000 and $15,986,000 at December 31, 1994 and 1993, respectively.

(3) Securities Available for Sale

The amortized cost and approximate market value of the securities available for sale are as follows:

(in thousands)
                                                                        At December 31, 1994

                                                                                Gross                 Gross   Approximate
                                                      Amortized            Unrealized            Unrealized        Market
                                                           Cost                 Gains                Losses         Value
U.S. Treasuries and agencies                           $102,947                    32                    60       102,919
Other                                                    14,581                    --                    42        14,539
Total securities available for sale                    $117,528                    32                   102       117,458

(in thousands)
                                                                        At December 31, 1993
                                                                                    Gross                   Gross      Approximate
                                                           Amortized           Unrealized              Unrealized           Market
                                                                Cost                Gains                  Losses            Value
U.S. Treasuries and agencies                                $230,563                7,289                   1,381          236,471
Other                                                         10,153                1,435                      --           11,588
Total securities available for sale                         $240,716                8,724                   1,381          248,059

The anticipated maturity schedule of amortized cost and market value of securities available for sale at December 31, 1994, follows:

(in thousands)                                                                                               Approximate
                                                                                     Amortized                    Market
                                                                                          Cost                     Value
Due in one year or less                                                               $000,275                       276
Due after one year through five years                                                  102,697                   102,668
Due after five years through ten years                                                     650                       650
Due after ten years                                                                     13,906                    13,864
                                                                                      $117,528                   117,458

Proceeds from sales of securities available for sale during 1994 and 1993 were approximately $1,015,688,000, and $99,475,000, respectively. During 1992 there were no sales of securities available for sale.

The gross realized gains on sales of securities available for sale in 1994 and 1993 were approximately $5,799,000 and $5,867,000, respectively.

Gross realized losses on the sales of securities available for sale in 1994 and 1993 were $14,682,000 and $2,000, respectively.

The amortized cost of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $44,430,000, and $41,219,000 at December 31, 1994 and 1993,
respectively.

(4) Investment Securities

The book value and approximate market value of the investment securities are as follows:

(in thousands)
At December 31, 1994
                                                                            Gross                 Gross            Approximate
                                                         Book          Unrealized            Unrealized                 Market
                                                        Value               Gains                Losses                  Value
U.S. Treasuries and agencies                         $145,542                 376                 4,801                141,117
States and political subdivisions                      44,222                 125                   520                 43,827
Mortgage-backed securities                            143,082                 280                 8,460                134,902
Other                                                  15,012                  --                   403                 14,609
Total investment securities                          $347,858                 781                14,184                334,455

(in thousands)
At December 31, 1993
                                                                            Gross                 Gross            Approximate
                                                         Book          Unrealized            Unrealized                 Market
                                                        Value               Gains                Losses                  Value
U.S. Treasuries and agencies                         $228,157               8,851                    --                237,008
States and political subdivisions                      23,017                 458                     4                 23,471
Mortgage-backed securities                            138,376               4,524                   781                142,119
Other                                                  27,256               1,465                    21                 28,700
Total investment securities                          $416,806              15,298                   806                431,298

The anticipated maturity schedule of book values and market values of investment securities at December 31, 1994 follows:

(in thousands)                                                                                            Approximate
                                                                                          Book                 Market
                                                                                         Value                  Value
Due in one year or less                                                               $ 12,458                 12,462
Due after one year through five years                                                   48,797                 47,378
Due after five years through ten years                                                 162,659                153,915
Due after ten years                                                                    123,944                120,700
                                                                                      $347,858                334,455

The maturity of mortgage-backed securities is based on the security's average life. There were no sales of investment securities during 1994. Proceeds from sales of investment securities during 1993 and 1992 were $1,877,000 and $107,639,000, respectively. Gross realized gains on sales of equity instruments in 1993 were approximately $229,000.The gross realized gains on sales and calls of investment securities in 1992 were $3,346,000. Gross realized losses on sales of equity instruments in 1993 were approximately $21,000. Gross realized losses on the sales and calls of debt instruments for 1992 were $407,000.

The book value of investment securities pledged to secure public deposits and for other purposes required by law amounted to $135,050,000, and $85,634,000 at December 31, 1994 and 1993, respectively.

The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
Equity Securities" as of January 1, 1994. The Company classified certain of the investment securities as being available for sale and reclassified these balances to a separate line on the consolidated statement of condition. Securities included in the available for sale category may be sold in response to changes in market interest rates and related changes in a security's prepayment risk, needs for liquidity, changes in the availability of and the yield on alternative investments or changes in funding sources and terms. These securities are recorded at market value with any net unrealized gains (losses) shown as a component of shareholders' equity.

In addition, the Company has identified a portfolio of investment securities which are being held to maturity. In accordance with Statement 115 these securities cannot be sold except in very limited circumstances as described in the Statement.

(5) Loans and Allowance for Loan Losses

A summary of loans by category is as follows:
(in thousands)                                                               At December 31,
                                                                          1994              1993
Commercial                                                            $230,063           218,669
Real estate
  Construction                                                          12,935            14,172
  Residential mortgage loans                                           668,604           596,935
  Home equity line of credit                                           207,313           202,018
  Installment loans                                                     35,686            31,212
Total loans                                                          1,154,601         1,063,006
Less: Unearned income                                                    1,969             2,358
      Allowance for loan losses                                         38,851            34,087
Net loans                                                           $1,113,781         1,026,561

At December 31, 1994 and 1993, loans to executive officers, directors and to associates of such persons aggregated $7,641,000 and $11,163,000, respectively. During 1994, new loans of $4,638,000 were made and repayments of loans totalled $8,160,000. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.

TrustCo primarily lends in the Capital District region of New York
State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a substantial portion of its debtors ability to repay is dependent upon the economic conditions existing in New York State.

The following table sets forth the information with regard to non-performing loans:

(in thousands)                                                                At December 31,
                                                                      1994          1993         1992
Loans on non-accrual status                                         $1,058            24          970
Loans contractually past due 90 days or more and still
    accruing interest                                                  803         1,853        6,438
Restructured loans                                                     910            --           --
Total non-performing loans                                          $2,771         1,877        7,408

Interest on non-accrual and restructured loans of $222 thousand, $1 thousand and $79 thousand, would have been earned in accordance with the original contractual terms of the loans in 1994, 1993 and 1992, respectively. Approximately $35 thousand, $1 thousand and $61 thousand of interest on non-accrual and restructured loans was collected and recognized as income in 1994, 1993 and 1992, respectively. There are no commitments to extend further credit on non-accrual or restructured loans.

Transactions in the allowance for loan losses accounts are summarized as follows:

(in thousands)                                                    For the years ended December 31,
                                                                  1994           1993            1992
Balance at beginning of year                                   $34,087         26,919          19,049
Provision for loan losses                                        8,056         11,576          12,693
Loans charged off                                              (4,824)        (6,741)         (5,997)
Recoveries on loans previously charged off                       1,532          2,333           1,174
Balance at year end                                            $38,851         34,087          26,919

On May 31, 1993, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Statement 114, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, prescribes recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in troubled-debt restructurings. Statement 114 will be adopted effective January 1, 1995. At that time, a significant amount of the assets currently identified as in-substance foreclosures will be reclassified to loans, and, for the most part, included in the category of impaired loans. Other than this reclassification of the balances of in-substance foreclosure loans, the adoption of Statement 114 is not anticipated to have a material impact on the results of operations of the Company.

There are $8.4 million and $11.4 million of loans pledged for various purposes at December 31, 1994 and 1993, respectively.

(6) Bank Premises and Equipment

A summary of premises and equipment at December 31, 1994 and 1993 follows:

(in thousands)                                                                        1994           1993
Land                                                                                $3,958          4,268
Buildings                                                                           22,155         21,361
Furniture, fixtures and equipment                                                   15,466         14,849
Leasehold improvements                                                               2,936          2,783
                                                                                    44,515         43,261
Accumulated depreciation and amortization                                          (20,638)       (18,368)
Total                                                                              $23,877         24,893

Depreciation and amortization expense approximated $2,749,000, $2,373,000 and $2,245,000 for the years 1994, 1993 and 1992, respectively.
Occupancy expense of Bank premises included rental expense of $1,053,000, $1,388,000 and $1,430,000 for the years 1994, 1993 and 1992, respectively.

(7) Short-term Borrowings

Short-term borrowings, consisting primarily of Securities sold under agreements to repurchase with maturities of generally less than ninety days, was as follows:

(dollars in thousands)                                                     1994           1993
Amount outstanding at December 31                                       $12,713         18,323
Maximum amount outstanding at any month end                              21,746         20,405
Average amount outstanding                                               18,129         17,447
Weighted average interest rate:
  For the year                                                            2.54%           2.18
  As of year-end                                                           3.36           2.11

The Company has available $202.3 million of unused lines of credit at December 31, 1994.

(8) Income Taxes

A summary of income tax expense (benefit) included in the consolidated statements of income follows:

(in thousands)                                                       For the years ended December 31,
                                                                   1994          1993             1992
Current tax expense:
  Federal                                                       $12,412        10,372           11,103
  State                                                           3,209         2,098            2,586
Total current tax expense                                        15,621        12,470           13,689
Deferred expense (benefit)                                       (2,981)           46           (4,364)
Total consolidated provision for income taxes                   $12,640        12,516            9,325

Prior to 1993, the Company accounted for income taxes under APB11.
Under APB 11, deferred tax expense (benefit) resulted from timing differences in the recognition of revenue and expense for tax and financial statement purposes. Effective January 1, 1993, the Company adopted Statement 109. The effect of adoption was not material to the financial statements.

The sources of these differences and the tax effect for 1992 follows:

(in thousands)                                                                                   1992
Provision for loan losses more than amount
  deducted for tax purposes                                                                   $(3,213)
Depreciation expense less than amount deducted
  for tax purposes                                                                                  2
Other expense not utilized for tax purposes                                                      (102)
Financial statement interest income greater
  than taxable interest income                                                                    191
Financial statement interest expense greater
  than taxable interest expense                                                                  (186)
Bond accretion and security gains/losses
  currently reportable for tax purposes                                                        (1,056)
    Total deferred tax benefit                                                                $(4,364)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 is presented below.

(in thousands)
                                                                                 December 31, 1994
                                                                           Deductible             Taxable
                                                                            temporary           temporary
                                                                          differences         differences
Bond accounting                                                               $   107                  --
Benefits and deferred remuneration                                              2,326                  --
Deferred loan fees, net                                                         1,391                  --
Difference in reporting the provision for loan losses, net                     18,301                  --
Other income or expense not utilized for tax purposes                           2,174                  --
Other items                                                                     1,042                  --
  Total                                                                        25,341                  --
Valuation reserve                                                             (4,706)                  --
Total after valuation reserve                                                  20,635                  --
Net deferred tax asset at December 31,1994                                     20,635
Net deferred tax asset at December 31,1993                                     17,654
Deferred tax expense/(benefit) for 1994                                      $ (2,981)

(in thousands)                                                             December 31, 1993
                                                                           Deductible             Taxable
                                                                            temporary           temporary
                                                                          differences         differences
Bond accounting                                                               $    --                 126
Benefits and deferred remuneration                                              1,883                  --
Deferred loan fees, net                                                         1,992                  --
Difference in reporting the provision for loan losses, net                     17,039                  --
Other income or expense not utilized for tax purposes                           1,966                  --
Other items                                                                       838                  --
  Total                                                                        23,718                 126
Valuation reserve                                                             (5,938)                  --
Total after valuation reserve                                                  17,780                 126
Net deferred tax asset at December 31, 1993                                    17,654
Net deferred tax asset at January 1, 1993                                      17,700
Deferred tax expense/(benefit) for 1993                                        $   46

The valuation allowance as established by management takes into consideration the historical level of taxable income in the prior years as well as the time period that the items giving rise to the deferred tax assets turn around.

The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:

                                                                               1994       1993    1992
Statutory federal income tax rate                                              35.0%      35.0    34.0
Increase (decrease) in taxes resulting from:
  Tax exempt income                                                            (1.9)      (2.2)   (3.9)
  State income tax, net of federal tax benefit                                  4.9        4.0     3.6
  Goodwill amortization                                                          --         --     1.1
  Effect of (increase) decrease in tax rate on deferred tax benefit             1.1       (1.4)     --
  Reduction in valuation reserve                                               (3.5)        --      --
  Other items                                                                    --       (0.8)     --
Effective income tax rate                                                       35.6%     34.6    34.8

In addition to the deferred tax asset described in the preceding table, the Company also has a deferred tax asset of $29,000 relating to the unrealized loss on securities available for sale.

(9) Employee Benefits

The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are primarily invested in common stock and fixed income common funds administered by the Bank. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1994 and 1993:

Actuarial Present Value of Benefit Obligations:
(in thousands)                                                                                      1994              1993
Accumulated benefit obligation, including vested benefits of $12,768 and
  $12,409 in 1994 and 1993, respectively                                                       $(12,946)          (12,555)
Projected benefit obligation for service rendered to date                                       (14,093)          (13,570)
Plan assets at fair value                                                                         18,575            19,554
Plan assets in excess of projected benefit obligation                                              4,482             5,984
Unrecognized net gain from past experience different from that assumed and effects
  of changes in assumptions                                                                      (1,825)           (3,420)
Unrecognized prior service cost                                                                    (511)             (395)
Unrecognized net asset at transition being recognized over 15 years                                (884)           (1,032)
Prepaid pension expense                                                                        $   1,262             1,137

Net Pension Benefit for 1994, 1993 and 1992 Included the Following Components:

(in thousands)                                                           1994              1993             1992
Service cost-benefits earned during the period                       $    518               501              529
Interest cost on projected benefit obligation                             874               811              808
Actual return on plan assets                                             (39)           (1,064)            (573)
Net amortization and deferral                                         (1,478)             (500)          (1,221)
Net periodic pension benefit                                         $  (125)             (252)            (457)

The actuarial assumptions used in determining the actuarial present value of projected benefit obligations and the net pension costs were as follows:

                                                                         1994           1993          1992
Weighted average discount rate                                           6.75%          6.75          7.50
Rate of increase in future compensation                                  5.00           5.00          6.00
Expected long-term rate of return on assets                              6.50           6.50          7.00

The Company also has an unfunded defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible senior and executive officers. The expense recorded for this plan was $1,780,000, $489,000 and $392,000 in 1994, 1993 and 1992, respectively.

The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1,230,000, in 1994, $1,470,000 in 1993, and $1,344,000 in 1992.

The Company also has an executive incentive plan. The expense of this plan is based on the Bank's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $1,291,000, $419,000 and $393,000 in 1994, 1993 and 1992 respectively.

Under the terms of the Company's Stock Option Plan the following table presents a summary of activity with respect to this plan:

                                                                          Outstanding                        Exercisable
                                                                            options                             options
                                                                            Average                             Average
                                                                             option                              option
                                                          Shares              price            Shares             price
Balance, January 1, 1992                                 598,924             $ 9.68           306,994           $  7.65
New options awarded-1992                                 276,510              13.14            55,302             13.14
Cancelled options-1992                                    52,250              12.03                --                --
Exercised options-1992                                   106,207               7.14           106,207              7.14
Options became exercisable                                    --                 --            63,296              7.65
Balance, December 31, 1992                               716,977              11.22           319,385              9.60
New options awarded-1993                                 308,000              18.35            61,600             18.35
Cancelled options-1993                                        --                 --                --                --
Exercised options-1993                                    48,569               8.87            48,569              8.87
Options became exercisable                                    --                 --           114,784              9.60
Balance, December 31, 1993                               976,408              12.35           447,200             11.61
New options awarded-1994                                 270,050              18.29            54,010             18.29
Cancelled options-1994                                    89,264              17.44             1,100             18.35
Exercised options-1994                                    71,601              12.11            71,601             12.11
Options became exercisable                                    --                 --           161,041             11.61
Balance, December 31, 1994                             1,085,593             $14.54           589,550            $12.81

Under the terms of the Directors' Stock Option Plan, 110,000 shares are reserved for director options. As of December 31, 1994, 34,100 options remain issued and outstanding with an average exercise price of $19.83.

In December 1990, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement 106 requires a calculation of the present value of expected benefits to be paid to employees after their retirement and an allocation of those benefits to the periods that employees render service to earn the benefits. The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental Program to retirees.

Since these benefits are currently being provided, the Company adopted Statement 106 effective January 1, 1993, and has reported the cumulative effect of that change in the December 31, 1993 Consolidated Statement of Income.

Accumulated postretirement benefit obligation at December 31, 1994 and 1993:

(in thousands)                                                                          1994              1993
Retirees                                                                              $2,850             2,987
Fully eligible active plan participants                                                1,381             1,083
Other active plan participants                                                         2,911             2,140
Accumulated postretirement benefit obligation                                         $7,142             6,210
Plan assets, at fair value                                                            $6,358             6,618

Net periodic postretirement benefit cost for 1994 and 1993 includes the following components:

(in thousands)                                                                          1994              1993
Service cost                                                                            $362               357
Interest cost                                                                            462               389
Return on plan assets                                                                   (429)             (279)
Transition obligation                                                                     --             5,260
Net period postretirement benefit cost                                                  $395             5,727

Expense for 1993 related to the transition obligation was $5.3 million, with an after-tax cost of $3.3 million. Periodic benefit cost amounted to $467 thousand for 1993. The Company funded the plan in full through the use of a benefit trust during the first quarter of 1993. As a result, periodic benefit costs in future years are expected to decrease. Assets of the plan are primarily invested in common stock and fixed income common funds administered by the Bank.

The trust holding the plan assets is subject to federal income taxes at a 35.0 percent tax rate. The expected long term rate of return on plan assets, after estimated income taxes was 4.2 percent and 3.3 percent for the years ended December 31, 1994 and 1993, respectively.

For measurement purposes, a 12 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1994; the rate was assumed to decrease gradually to 5.75 percent by the year 2002 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $1.4 million, and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994, by approximately $274 thousand. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75 percent at December 31, 1994 and 1993.

(10) Lease Commitments and  Contingent Liabilities

(A) LEASES

The Bank leases certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.

(in thousands)
1995                                                  $  853
1996                                                     888
1997                                                     833
1998                                                     766
1999                                                     704
2000 and after                                         3,139
                                                      $7,183

(B) LITIGATION

Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(11) Off-Balance-Sheet Financing

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee.

Commitments sometimes expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies including obtaining collateral. The Bank's exposure to credit loss for loan commitments including unused lines of credit outstanding at December 31, 1994 and 1993 was $217.3 million and $200.9 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies including the obtaining of collateral. The Bank's exposure to credit loss for standby letters of credit outstanding at December 31, 1994 and 1993 was $20.8 million and $21.4 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(12) Fair Value of Financial Instruments

The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.

(in thousands)                                                                    As of December 31 , 1994
                                                                              Carrying                  Fair
                                                                                 value                 value
Financial assets:
  Cash and cash equivalents                                                 $  315,479               315,479
  Securities available for sale                                                117,458               117,458
  Investment securities                                                        347,858               334,455
  Loans                                                                      1,113,781             1,098,637
  Accrued interest receivable                                                   14,690                14,690

Financial liabilities:
  Noninterest-bearing deposits                                                  93,496                93,496
  Interest-bearing deposits                                                  1,696,335             1,696,335
  Borrowings                                                                    16,263                16,263
  Accrued interest payable                                                       1,843                 1,843

(in thousands)                                                                   As of December 31 , 1993
                                                                              Carrying                  Fair
                                                                                 value                 value
Financial assets:
  Cash and cash equivalents                                                 $  199,977               199,977
  Securities available for sale                                                240,716               248,059
  Investment securities                                                        416,806               431,298
  Loans                                                                      1,026,561             1,089,897
  Accrued interest receivable                                                   15,178                15,178

Financial liabilities:
  Noninterest-bearing deposits                                                  96,034                96,034
  Interest-bearing deposits                                                  1,698,198             1,713,732
  Borrowings                                                                    21,073                21,073
  Accrued interest payable                                                       1,525                 1,525

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values ascribed to financial instruments. Following is a brief summary of the significant methods and assumptions used in the above table:

Cash and Cash Equivalents

The carrying values of these financial instruments approximates fair values.

Securities

Fair values for all securities portfolios are based upon quoted market prices, where available. The carrying value of certain local, unrated municipal obligations was used as an approximation of fair value.

Loans

The fair values of all loans are estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit Liabilities

The fair values disclosed for noninterest-bearing deposits, NOW accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit is assumed to approximate fair value. The fair value of all other fixed rate certificates of deposit are estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity. At December 31, 1994, the fair value of fixed rate certificates of deposit are assumed to equal carrying value due to the interest rate environment at year-end 1994.

Borrowings and Other Financial Instruments

The fair value of all borrowings and other financial instruments is assumed to be the carrying value.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit-worthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items at December 31, 1994 and 1993 approximates the recorded amounts of the related fees, which are considered to be immaterial.

The Company has no derivative investment products at year-end 1994 and 1993, nor has the Company ever invested in such investment vehicles. Therefore, the disclosures as required by Statement of Financial Accounting Standards No. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" is not presented except as it relates to fair value disclosures in this footnote.

(13) Parent Company Only

The following statements pertain to TrustCo Bank Corp NY (Parent Company):

Statements of Income
(in thousands)
                                                                                 Years Ended December 31,
                                                                           1994            1993              1992
Income:
  Dividends and interest
     from subsidiaries                                                  $14,820          11,061            11,067
  Gain on sale of securities                                                133             374                --
  Income from other investments                                              66              72                43
      Total income                                                       15,019          11,507            11,110
Expense:
  Interest on long-term debt                                                 --             343               470
  Operating supplies                                                        129             129               151
  Professional services                                                     145             128               187
  Miscellaneous expense                                                      48              33                14
       Total expense                                                        322             633               822
Income before income
  taxes and undistributed
  net income of subsidiaries                                             14,697          10,874            10,288
Income tax expense (benefit)                                                  1              52              (153)
Income before equity in
  undistributed net
  income of subsidiaries                                                 14,696          10,822            10,441
Equity in undistributed net
  income of subsidiaries                                                  8,192           9,503             7,062
Net income                                                              $22,888          20,325            17,503

Statements of Condition
(in thousands)                                                                                  December 31,
                                                                                           1994              1993
Assets:
Cash in subsidiary bank                                                                $  8,229             6,425
Trading securities                                                                           --             2,106
Notes and receivables from subsidiaries                                                      --                10
Investments in subsidiaries at equity                                                   132,300           124,124
Securities available for sale                                                             2,300                37
Other receivables .                                                                         126               101
Bank premises and equipment                                                                 389               389
      Total assets                                                                     $143,344           133,192
Liabilities and shareholders' equity:
Accrued expenses and other liabilities                                                 $  4,061             3,312
      Total liabilities                                                                   4,061             3,312
Shareholders' equity                                                                    139,283           129,880
      Total liabilities and shareholders' equity                                       $143,344           133,192

Statements of Cash Flows
(in thousands)
For the Years Ended December 31,                                    1994            1993           1992
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income                                                      $ 22,888          20,325         17,503

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Undistributed income of subsidiaries                          (8,192)         (9,503)        (7,062)
    Decrease in receivable from subsidiary                            --              54             --
    Gain on sales of securities                                     (133)           (374)            --
    Decrease in taxes and other receivables                            1              53            437
    Increase (decrease) in accrued expenses                           34            (120)          (136)
      Total adjustments                                           (8,290)         (9,890)        (6,761)
Net cash provided by operating activities                         14,598          10,435         10,742
Cash flows from investing activities:
  Proceeds from sales or maturities of investment securities          --           1,877             --
  Proceeds from sale of securities available for sale              1,603              --             --
  Purchase of trading securities                                      --          (1,940)            --
  Purchase of investment securities                               (1,668)             (8)           (48)
  Net decrease in short term loaned funds to subsidiary               --           2,500             --
  Increase in investment in subsidiary                                --              (1)            --
    Net cash provided by (used in) investing activities              (65)           2,428           (48)
Cash flows from financing activities:
  Repayment of long-term debt                                         --           (5,000)           --
  Proceeds from issuance of common stock                             866              468           759
  Dividends paid                                                 (13,595)         (10,888)       (8,394)
  Sales of treasury stock                                             --              218            --
    Net cash used in financing activities                        (12,729)         (15,202)       (7,635)
Net increase (decrease) in cash and cash equivalents               1,804           (2,339)        3,059
Cash and cash equivalents at beginning of year                     6,425            8,764         5,705
Cash and cash equivalents at end of year                        $  8,229            6,425         8,764
Supplemental disclosure of cash flow information:
  Increase in dividends payable                                 $    715              672           542
  Reclassification of trading securities to securities
    available for sale upon adoption of Statement 115              2,106               --            --
  Net unrealized loss on securities
    available for sale at year end                                    41               --            --


TrustCo Bank Corp NY
Officers and Board of Directors

Officers

PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

VICE PRESIDENT
Nancy A. McNamara

SECRETARY
William F. Terry

Board of Directors

Barton A. Andreoli
President
Towne Construction and Paving Co.

Lionel O. Barthold
Vice-Chairman, Power Technologies, Inc.
(Consulting Engineers)

M. Norman Brickman
President, D. Brickman, Inc.
(Wholesale Fruit and Produce)

Charles W. Carl, Jr.
Retired, Former President, The Carl Company
(Department Store)

Robert A. McCormick
President and Chief Executive Officer
Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

Dr. John S. Morris
President Emeritus, Union College and Former
Chancellor, Union University

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
President, R.J. Murray Co., Inc.
(Air Conditioning Distributors)

Kenneth C. Petersen
President
Schenectady International, Inc.

William J. Purdy
President
Welbourne & Purdy Realty, Inc.

William F. Terry
Senior Vice President and Secretary
Trustco Bank

Philip J. Thompson
Retired, Former Vice President, and Director
New York Telephone

Directors of TrustCo Bank Corp NY are also Directors of Trustco Bank

HONORARY DIRECTORS
Donald E. Craig
Dr. Caryl P. Haskins
Bernard J. King
H. Gladstone McKeon
William H. Milton, III
Daniel J. Rourke, M.D.
Anthony M. Salerno
Edwin O. Salisbury
Harry E. Whittingham, Jr.
Henry D. Wright

Trustco Bank Officers

PRESIDENT AND CHIEF
EXECUTIVE OFFICER
Robert A. McCormick

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
Ralph A. Pidgeon

SENIOR VICE PRESIDENT
AND SECRETARY
William F. Terry

AUDITOR
John C. Fay

ACCOUNTING/FINANCE,
DATA PROCESSING,
GENERAL SERVICES
Senior Vice President and
Chief Financial Officer
Robert T. Cushing

ACCOUNTING/FINANCE
Administrative Vice President
Linda C. Christensen

DATA PROCESSING
Administrative Vice President
William H. Milton

Senior Information Services Officer
Daneille M. Eddy

GENERAL SERVICES
Administrative Vice President
Peter A. Zakriski

HUMAN RESOURCES,
LEGAL COUNSEL, LOAN
DIVISION, MANAGEMENT
INFORMATION SERVICES,
QUALITY CONTROL
Senior Vice President
Nancy A. McNamara

HUMAN RESOURCES,
MANAGEMENT
INFORMATION SERVICES,
QUALITY CONTROL
Vice President
Ann M. Noble

Management Information Officer
Lynn D. Hackler

LEGAL COUNSEL
Vice President
Henry C. Collins

Vice President
George W. Wickswat

LOAN DIVISION

COMMERCIAL LOANS
Administrative Vice President
Donald J. Csaposs

Senior Commercial Loan Officer
John H. Cunningham

Commercial Loan Officers
Timothy C. Larson
Richard G. Roberts

MORTGAGE LOANS
Senior Mortgage Officer
Elinore J. Vine

BRANCHES, INSTALLMENT
LOANS/CREDIT CARDS,
RETIREMENT/GOVERNMENT ACCOUNTS
Senior Vice President
Ralph A. Pidgeon

BRANCH OFFICERS
Richard E. Bailey
Thomas H. Lauster

INSTALLMENT LOANS/CREDIT CARDS
Senior Installment Loan
Officer
Thomas M. Poitras

BANK OPERATIONS,
MARKETING/COMMUNITY
RELATIONS, TRUST DEPARTMENT
Senior Vice President
William F. Terry

BANK OPERATIONS
Administrative Vice President
James D. McLoughlin

MARKETING/COMMUNITY
RELATIONS
Vice President
Madeline S. Busch

TRUST DEPARTMENT
Administrative Vice President
Carroll E. Winch

Vice President and
Senior Trust Officer
James Niland

Vice President and
Senior Trust Officer
Matthew G. Waschull

Trust Officer
John P. Fulgan

Investment Officer
Robert Scribner

Branch Locations

Altamont Ave. Office
1400 Altamont Ave.
Schenectady
Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave.
Rotterdam
Telephone: 355-1900

Bay Road Office
292 Bay Road
Queensbury
Telephone: 792-2691

Brandywine Office
State St. at Brandywine Ave.
Schenectady
Telephone: 346-4295

Central Avenue Office
163 Central Ave.
Albany
Telephone: 426-7291

Clifton Park Office
1018 Route 146
Clifton Park
Telephone: 371-8451

Clifton Country Road Office
7 Clifton Country Road
Clifton Park
Telephone: 371-5002

Colonie Office
1892 Central Ave.
Colonie Plaza, Colonie
Telephone: 456-0041

Delmar Office
167 Delaware Ave.
Delmar
Telephone: 439-9941

East Greenbush Office
501 Columbia Turnpike
Rensselaer
Telephone: 479-7233

Glens Falls Office
3 Warren Street
Glens Falls
Telephone: 798-8131

Greenwich Office
131 Main St.
Greenwich
Telephone: 692-2233

Guilderland Office
3900 Carman Road
Schenectady
Telephone: 355-4890

Halfmoon Office
Country Dollar Plaza
Halfmoon
Telephone: 371-0593

Hoosick Falls Office
47 Main St.
Hoosick Falls
Telephone: 686-5352

Hudson Office
507 Warren St.
Hudson
Telephone: 828-9434

Hudson Falls Office
3376 Burgoyne Avenue
Hudson Falls
Telephone: 747-0886

Latham Office
1 Johnson Road
Latham
Telephone: 785-0761

Loudon Plaza Office
372 Northern Blvd.
Albany
Telephone: 462-6668

Madison Avenue Office
1084 Madison Ave.
Albany
Telephone: 489-4711

Main Office
320 State St.
Schenectady
Telephone: 377-3311

Malta Mall
43 Round Lake Road
Ballston Lake
Telephone: 899-1558

Mayfair Office
Saratoga Road at Mayfair
Glenville
Telephone: 399-9121

Mont Pleasant Office
Crane St. at Main Ave.
Schenectady
Telephone: 346-1267

New Scotland Office
301 New Scotland Ave.
Albany
Telephone: 438-7838

Newton Plaza Office
588 New Loudon Road
Latham
Telephone: 786-3687

Niskayuna-Woodlawn Office
3461 State St.
Schenectady
Telephone: 377-2264

Plaza Seven Office
1208 Troy-Schenectady Road
Latham
Telephone: 785-4744

Queensbury Office
33 Quaker Road
Queensbury
Telephone: 798-7226

Rotterdam Office
Curry Road Shopping Ctr.
Rotterdam
Telephone: 355-8330

Rotterdam Square Office
2 Campbell Road
Rotterdam
Telephone: 377-2393

Route 9 Office-Latham
754 New Loudon Rd.
Latham
Telephone: 786-8816

Sheridan Plaza Office
1350 Gerling St.
Schenectady
Telephone: 377-8517

Shoppers' World Office
Old Rte. 146 and Plank Rd.
Clifton Park
Telephone: 383-6851

State Farm Road Office
2050 Western Ave.
Guilderland
Telephone: 452-6913

State Street Office
112 State St.
Albany
Telephone: 436-9043

Stuyvesant Plaza Office
Western Ave. at Fuller Road
Albany
Telephone: 489-2616

Tanners Main Office
345 Main Street
Catskill
Telephone: 943-2500

Tanners West Side Office
238 West Bridge St.
Catskill
Telephone: 943-5090

Troy Office
5th Ave. and State St.
Troy
Telephone: 274-5420

Union Street East Office
1700 Union St.
Schenectady
Telephone: 382-7511

Upper New Scotland Office
583 New Scotland Ave.
Albany
Telephone: 438-6611

Upper Union Street Office
1620 Union St.
Schenectady
Telephone: 374-4056

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

General Information

ANNUAL MEETING
Monday, May 15, 1995
12:00 Noon
Glen Sanders Mansion
One Glen Avenue
Scotia, New York 12302

CORPORATE HEADQUARTERS
320 State Street
Schenectady, New York 12305
(518-377-3311)

DIVIDEND REINVESTMENT PLAN
A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges, and provides a convenient method of acquiring additional shares. Trustco Bank, our wholly owned bank subsidiary, acts as administrator for this service, and has designated Glens Falls National Bank and
Trust Company to act as agent for shareholders in these transactions. Shareholders who want additional information may contact the TrustCo Shareholder Services Department (518-381-3699, ext. 1292).

EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative Action Equal Opportunity Employer.

FORM 10-K
TrustCo Bank Corp NY will provide without charge a copy of its Form 10-K upon written request. Requests and related inquiries should be directed to William F. Terry, Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082.

NASDAQ SYMBOL: TRST
The Corporation's common stock is traded on the NASDAQ National Market
System.

SUBSIDIARIES:
Trustco Bank, National Association
Schenectady, New York
Member FDIC
ORE Subsidiary Corp.
Schenectady, New York

TRANSFER AGENT
Trustco Bank
Securities Department
P.O. Box 380
Schenectady, New York 12301-0380



                                                   Exhibit 21


                   LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank, National Association.........Nationally chartered banking association
ORE Subsidiary Corp........................New York corporation








                                              Exhibit 23


KPMG Peat Marwick LLP
74 North Pearl Street
Albany, NY  12207


  CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153) filed on October 3, 1991, Form S-8 (No. 33-67176) filed on August 6, 1993, and Form S-8 (No. 33-43153) filed on March 21, 1995 of TrustCo Bank Corp NY and subsidiaries of our report dated January 27, 1995, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Annual Report on Form 10-K of TrustCo Bank Corp NY. Our report refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


/s/ KPMG Peat Marwick LLP

Albany, New York
March 27, 1995







                                                 Exhibit 24
                POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1994 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.


/s/Barton A. Andreoli              /s/Lionel O. Barthold
Barton A. Andreoli                 Lionel O. Barthold

/s/M. Norman Brickman              /s/Charles W. Carl, Jr  .
M. Norman Brickman                  Charles W. Carl, Jr.

/s/Robert A. McCormick            /s/Nancy A. McNamara
Robert A. McCormick               Nancy A. McNamara

/s/Dr. John S. Morris             /s/Dr. James H. Murphy
Dr. John S. Morris                Dr. James H. Murphy

/s/Richard J. Murray, Jr.        /s/Kenneth C. Petersen
Richard J. Murray, Jr.           Kenneth C. Petersen

/s/William J. Purdy              /s/William F. Terry
 William J. Purdy                 William F. Terry

/s/Philip J. Thompson
Philip J. Thompson


Sworn to before me this 21st day of March 1995


By/s/Joan Clark

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 1996


Financial Data Schedules to 10-K                   Exhibit 27



 PERIOD-TYPE                                12-MOS
 FISCAL-YEAR-END                            DEC-31-1994
 PERIOD-END                                 DEC-31-1994
 CASH                                              52,479
 INT-BEARING-DEPOSITS                           1,696,335
 FED-FUNDS-SOLD                                   263,000
 TRADING-ASSETS                                         0
 INVESTMENTS-HELD-FOR-SALE                        117,458
 INVESTMENTS-CARRYING                             347,858
 INVESTMENTS-MARKET                               334,455
 LOANS                                          1,152,632
 ALLOWANCE                                         38,851
 TOTAL-ASSETS                                   1,975,677
 DEPOSITS                                       1,789,831
 SHORT-TERM                                        12,713
 LIABILITIES-OTHER                                 30,300
 LONG-TERM                                          3,550
 COMMON                                            15,018
 PREFERRED-MANDATORY                                    0
 PREFERRED                                              0
 OTHER-SE                                         124,265
 TOTAL-LIABILITIES-AND-EQUITY                   1,975,677
 INTEREST-LOAN                                     93,873
 INTEREST-INVEST                                   46,409
 INTEREST-OTHER                                         0
 INTEREST-TOTAL                                   140,282
 INTEREST-DEPOSIT                                  60,034
 INTEREST-EXPENSE                                  60,698
 INTEREST-INCOME-NET                               71,528
 LOAN-LOSSES                                        8,056
 SECURITIES-GAINS                                  (8,877)
 EXPENSE-OTHER                                     40,560
 INCOME-PRETAX                                     35,528
 INCOME-PRE-EXTRAORDINARY                          35,528
 EXTRAORDINARY                                          0
 CHANGES                                                0
 NET-INCOME                                        22,888
 EPS-PRIMARY                                         1.54
 EPS-DILUTED                                         1.54
 YIELD-ACTUAL                                         426
 LOANS-NON>                                          1,057
 LOANS-PAST                                           803
 LOANS-TROUBLED                                       910
 LOANS-PROBLEM                                          0
 ALLOWANCE-OPEN                                    34,087
 CHARGE-OFFS                                        4,824
 RECOVERIES                                         1,532
 ALLOWANCE-CLOSE                                   38,851
 ALLOWANCE-DOMESTIC                                     0
 ALLOWANCE-FOREIGN                                      0
 ALLOWANCE-UNALLOCATED                             38,851





                                                  Exhibit 99


KPMG Peat Marwick LLP
74 North Pearl Street
Albany, NY  12207

              Independent Auditors' Report
          ------------------------------------


The Board of Directors and Shareholders of Trustco Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for certain investments in debt and equity securities. As discussed in notes 1 and 8 to the consolidated financial statements, in 1993 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which changed its method of accounting for income taxes. As discussed in note 9 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993 which changed its method of accounting for postretirement benefits other than pensions.











/s/KPMG Peat Marwick LLP
January 27, 1995