Form 10-Q
period 1995-03-31
TRUSTCO BANK CORP N Y
filed 1995-05-12
CIK 357301

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended             Commission File Number 0-10592
March 31, 1995

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

      Registrant's telephone number,including area code:
                         (518) 377-3311
                         _______________
Securities registered pursuant to Section 12(b) of the Act:

                                          Name of exchange on
Title of each class                         which registered
 ________________                           ________________
     None                                           None

   Securities registered pursuant to Section 12(g) of the Act:
                        (Title of class)
                             Common
 ______________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes.(x)    No.( )

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                                   Number of Shares Outstanding
Class of Common Stock                  as of May 5, 1995
- ---------------------                  ----------------------
      $1 Par Value                         14,656,169





TrustCo Bank Corp NY

INDEX



Part I.   FINANCIAL INFORMATION


NO.
Item 1.   Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the Three Months Ended March 31, 1995 and 1994

          Consolidated Statements of Financial Condition as of March 31, 1995 and 1994

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994

          Notes to Consolidated Interim Financial
          Statements

          Independent Auditors' Report

Item 2.   Management's Discussion and Analysis


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings -- NONE

Item 2.   Changes in Securities -- NONE

Item 3.   Defaults Upon Senior securities -- NONE

Item 4.   Submission of Matters to Vote of Security
          Holders -- NONE

Item 5.   Other Information -- NONE

Item 6.   (a) Exhibits
          Reg S-K Exhibit No.   Description
          ------------------   -----------
                10(a)         Amendment No. 3 dated February
                              13,1995, among TrustCo, the
                              Bank and Robert A. McCormick

                10(b)         Amendment No. 1 dated February
                              14,1995, among TrustCo, the
                              Bank and Robert T. Cushing

                10(c)         Amendment No. 1 dated February
                              14,1995, among TrustCo, the
                              Bank and Nancy A. McNamara

                10(d)         Amendment No. 1 dated February
                              14,1995, among TrustCo, the
                              Bank and Ralph A. Pidgeon


                10(e)        Amendment No. 1 dated February
                             14,1995, among TrustCo, the Bank
                             and William F. Terry

                10(f)        Amendment No. 2 dated February
                             14,1995, among TrustCo, the Bank
                             and Peter A. Zakriski.




          (b) Reports on Form 8-K
              1.  Filing on January 26, 1995, of press
                  release with year-end December 31,
                  1994 results.

              2.  Filing on March 8, 1995, report dated
                  February 21, 1995.  Press release
                  announcing first quarter dividend

              3.  Filing on April 25, 1995, with press
                  release of first-quarter 1995 results.


                                 TRUSTCO BANK CORP NY

                     Consolidated Statements of Income (Unaudited)

                                (Dollars in Thousands)
                                                               3 Months Ended
                                                                  March 31
                                                            1995             1994
   Interest income:
    Interest and fees on loans..........................$  26,005          21,876
    Interest on U. S. Treasuries and agencies............   4,972           6,508
    Interest on states and political
     subdivisions........................................     555             224
    Interest on mortgage-backed securities...............   2,326           2,122
    Other................................................     571             707
    Interest on federal funds sold.......................   3,675           1,247
                                                          -------         -------
       Total interest income.............................  38,104          32,684
                                                          -------         -------
   Interest expense:
    Interest on deposits:
     Regular savings and NOW accounts....................   6,364           6,274
     Money market deposit accounts.......................     624             644
     Certificates of deposit of $100,000 or more.........     933             541
     Other time accounts.................................   9,073           7,063
    Interest on short-term borrowings....................     147             103
    Interest on long-term debt...........................      69              41
                                                          -------         -------
      Total interest expense.............................  17,210          14,666
                                                          -------         -------
      Net interest income................................  20,894          18,018
   Provision for loan losses.............................   3,573           1,827
                                                          -------         -------
      Net interest income after provision
       for loan losses...................................  17,321          16,191
                                                          -------         -------
   Noninterest income:
    Trust department income..............................   1,146           1,169
    Fees for other services to customers.................   1,588           2,039
    Net gain (loss) on securities available for sale.....     211            (577)
    Other................................................     504             683
                                                          -------         -------
     Total noninterest income............................   3,449           3,314
                                                          -------         -------
   Noninterest expenses:
    Salaries and employee benefits.......................   4,904           4,660
    Net occupancy expense................................     855           1,091
    Equipment expense....................................     712             817
    FDIC insurance expense...............................   1,018           1,007
    Professional services................................     933             558
    Other real estate expenses...........................     793             272
    Other................................................   2,536           3,004
                                                          -------         -------
     Total noninterest expenses..........................  11,751          11,409
                                                          -------         -------
      Income before taxes................................   9,019           8,096
   Applicable income taxes...............................   3,114           2,800
                                                          -------         -------
       Net income.......................................$   5,905           5,296
                                                          =======         =======

   Earnings per Common Share:

       Net income......................................$     0.40            0.36*
                                                          =======         ========

   Average equivalent shares outstanding (000s omitted).   14,933          14,888
                                                          =======         ========

   *Per share data adjusted for 10% stock dividend in October, 1994

   See accompanying notes to consolidated interim financial statements.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                          03/31/95         12/31/94
                                                         (Unaudited)
 Assets:                                                  ---------        --------
 Cash and due from banks................................$   48,289           52,479

 Federal funds sold......................................  192,000          263,000
                                                         ---------        ---------
   Total cash and cash equivalents.......................  240,289          315,479

 Securities available for sale:
  U. S. Treasuries and agencies .........................  202,664          102,919
  States and political subdivisions......................    3,727              ---
  Other .................................................   20,581           14,539
                                                         ---------        ---------
   Total securities available for sale...................  226,972          117,458
                                                         ---------        ---------
 Investment securities:
  U. S. Treasuries and agencies .........................  145,378          145,542
  Mortgage-backed securities.............................  132,880          143,082
  States and political subdivisions......................   44,682           44,222
  Other .................................................   15,012           15,012
                                                         ---------        ---------
   Total investment securities...........................  337,952          347,858
                                                         ---------        ---------
 Loans:
  Commercial.............................................  238,166          239,378
  Residential mortgage loans.............................  687,839          681,192
  Home equity line of credit.............................  205,087          207,313
  Installment loans......................................   35,186           35,875
                                                         ---------        ---------
   Total loans...........................................1,166,278        1,163,758
 Less:                                                   ---------        ---------
  Allowance for loan losses..............................   41,623           38,851
  Unearned income........................................    2,008            1,969
                                                         ---------        ---------
  Net loans..............................................1,122,647        1,122,938

 Bank premises and equipment.............................   23,869           23,877
 Real estate owned.......................................    4,067            5,080
 Other assets............................................   44,466           42,987
                                                         ---------        ---------
    Total assets........................................$2,000,262        1,975,677
                                                         =========        =========
 Liabilities:

 Deposits:
  Demand................................................$   98,785           93,496
  Regular savings and NOW Accounts.......................  821,954          911,629
  Money market deposit accounts..........................   84,082           92,965
  Certificates of deposit (in denominations of
   $100,000 or more).....................................   79,028           62,511
  Other time.............................................  732,225          629,230
                                                         ---------        ---------
   Total deposits........................................1,816,074        1,789,831

 Short-term borrowings...................................   14,029           12,713
 Accrued expenses and other liabilities..................   27,316           30,300
 Long-term debt..........................................     ---             3,550
                                                         ---------        ---------
   Total liabilities.....................................1,857,419        1,836,394
                                                         ---------        ---------
 Shareholders' equity

 Capital stock par value $1; 25,000,000 shares authorized
   15,068,740 and 15,018,448 shares issued
   March 31, 1995 and December 31, 1994, respectively....   15,069           15,018
 Surplus.................................................  118,781          118,352
 Undivided profits.......................................    8,823            6,948
 Net unrealized gain/(loss) on securities
   available for sale....................................    1,417              (41)
 Treasury stock at cost - 413,872 and 401,022 shares at
   March 31, 1995 and December 31, 1994, respectively....   (1,247)            (994)
                                                         ---------        ---------
   Total shareholders' equity............................  142,843          139,283
                                                         ---------        ---------
   Total liabilities and shareholders' equity...........$2,000,262        1,975,677
                                                         =========        =========
 See accompanying notes to consolidated interim financial statements.


                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                  (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                1995                1994
                                                          --------            --------
Cash flows from operating activities:
Net income...............................................    5,905               5,296
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................      485                 569
  Provision for loan losses..............................    3,573               1,827
  Loss on sale of securities available for sale..........      241               6,148
  Gain on sale of securities available for sale..........     (452)             (5,571)
  Decrease in taxes receivable...........................    2,334               1,285
  Increase in interest receivable........................   (1,204)               (901)
  Increase in interest payable...........................      430                  53
  Increase in other assets...............................   (3,652)             (2,807)
  Increase in accrued expenses...........................      606               2,175
                                                          --------            --------
    Total adjustments                                        2,361               2,778
                                                          --------            --------
Net cash provided by operating activities................    8,266               8,074
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...   92,023             394,048
  Purchase of securities available for sale.............. (198,687)           (330,252)
  Proceeds from maturities of securities avail for sale..       50              32,558
  Proceeds from maturities of investment securities .....   13,438               1,385
  Purchase of investment securities......................   (3,720)               (555)
  Net increase in loans..................................   (3,461)            (31,586)
  Proceeds from sales of real estate owned...............    1,192               3,909
  Capital expenditures...................................     (477)               (580)
                                                          --------            --------
    Net cash provided by/(used in) investing activities..  (99,642)             68,927
                                                          --------            --------
Cash flows from financing activities:

  Net increase in deposits...............................   26,243              24,024
  Net increase in short-term debt........................    1,316                 141
  Repayment of long-term debt............................   (3,550)                ---
  Proceeds from issuance of common stock.................      480                 728
  Purchase of treasury stock.............................     (253)                ---
  Dividends paid.........................................   (8,050)             (3,305)
                                                          --------            --------
    Net cash provided by financing activities............   16,186              21,588
                                                          --------            --------
Net increase(decrease) in cash and cash equivalents......  (75,190)             98,589

Cash and cash equivalents at beginning of period.........  315,479             199,977
                                                          --------            --------
Cash and cash equivalents at end of period..............$  240,289             298,566
                                                          ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)



                                   TRUSTCO BANK CORP NY
                   Consolidated Statements of Cash Flows (Unaudited) Continued
                                   (Dollars in Thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.........................................$   16,780              14,613
  Income taxes paid......................................      780               1,515
  Transfer of loans to real estate owned.................      179               1,544
  Increase(decrease) in dividends payable................   (4,020)                 14
  Transfer of trading securities to securities
   available for sale....................................     ---                2,106
  Change in unrealized gain on securities
   available for sale....................................    2,501              13,465
  Change in deferred tax effect on unrealized gain on
   securities available for sale.........................    1,043               5,579
  Reclassification at cost of investment securities to
   securities available for sale upon adoption of
   Statement 115.........................................     ---              384,417
  Unrealized gain on securities transferred to
   securities available for sale on January 1, 1994......     ---               14,037
  Deferred tax on unrealized gain on securities
   available for sale on January 1, 1994.................     ---                5,816


See accompanying notes to consolidated interim financial statements.




TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1. Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the result of operations and cash flows for the three month periods ended March 31, 1995 and 1994. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1994 Annual Report to shareholders on Form 10-K.


2. Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ( SFAS No. 114). SFAS No. 114 was amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" (SFAS No. 118). The new accounting standards prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in a trouble debt restructuring subsequent to the adoption of these new standards. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. These new standards are applicable principally to the commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan is identified as impaired, the new accounting standard requires measurement of the loan at the lower of fair value of the anticipated proceeds to be received or the recorded investment in the loan.
 The accounting standard provides certain guidelines as to how fair value is to be determined. As of January 1, 1995, the Company has adopted the provisions of SFAS Nos. 114 and 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements.

In addition, SFAS No. 114 substantially modified the definition of "insubstance foreclosure" loans. Consequently certain loans identified at year end 1994 as being insubstance foreclosure loans and classified as real estate owned have been reclassified on January 1, 1995 to the loan portfolio. At January 1, 1995 $9.2 million of loans previously included in real estate owned have been reclassified to the loan balance. For all prior periods presented, amounts related to insubstance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations. Prior to the adoption of SFAS Nos. 114 and 118, insubstance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value; where repayment was only expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.


At March 31, 1995 there are $13.3 million of commercial, commercial real estate and commercial mortgage loans that have been placed on non-accrual status and are therefore classified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years and the fact that the collateral values support the loan balances. All impaired loans are on a non-accrual status and therefore no interest income is recorded on these loans. Cash payments received are normally applied to reduce the outstanding loan balance.

During the first quarter of 1995 the average balance of impaired loans was $10.3 million and there was no income recorded on these loans in the accompanying statement of income.

Transactions in the allowance for loan losses account are summarized as follows:

                                   Three months ended March 31,

                                      1995                 1994
                                    ------                -----

Balance at beginning of year       $38,851             $34,087
Provision for loan losses            3,573               1,827
Loans charged off                    1,479                  --
Recoveries on loans previously
    charged off                        678                 303
                                     _____               _____

Balance at end of period           $41,623             $36,217
                                   =======             =======






                 INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

As discussed in note 2 to the consolidated interim financial statements, effective January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" which prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these statements.

/s/KPMG Peat Marwick LLP
Albany, NY
April 14, 1995








TrustCo Bank Corp NY

Management's Discussion and Analysis
March 31, 1995

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 1995, with comparisons to 1994 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1994 Annual Report to Shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1995 have been reclassified to conform to the 1995 presentation.

OVERVIEW

TrustCo recorded net income of $5.9 million, or $0.40 per share for the three months ended March 31, 1995, as compared to $5.3 million or $0.36 per share in the same period in 1994. The per share amounts for 1994 have been restated for the effect of the 10% stock dividend effective October 1994.

The primary factors accounting for the year to date increase are:

     --the increase in yield on the interest earning assets to
       8.17% from 6.95% in 1994,
     --the increase in net interest margin to 4.49%, and --increases in operating efficiencies as demonstrated by the efficiency ratio of 44.58%.

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


EARNING ASSETS

Average earning assets of $1.9 billion during the quarter were $15.2 million less than during the first quarter of 1994. Included in the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month periods ended March 31, 1995 and 1994. The remainder of this discussion will utilize average balances for 1995 and 1994 as detailed in the enclosed table.

Loans: Total loans averaged $1.2 billion during the first quarter of 1995 which was $74.8 million, or 6.9% higher than the first quarter of 1994. The real estate loan portfolio continued to increase to an average balance of $684.6 million, an increase of $62.8 million or 10.1%. This increase was the result of the continuing momentum throughout 1994 in the loan origination business of TrustCo in loan refinancing and new loan origination. The average yield on this portfolio increased to 8.37% compared to the 8.12% in 1994. Of the total increase in interest income from the loan portfolio of $4.1 million, $1.7 million was in the real estate portfolio. Also during 1995 the average balance of home equity credit lines increased slightly to $206.6 million and the average rate climbed 37.8% to 10.17%. The increase in the average rate on the home equity credit lines is a direct result of changes in the prime rate since the first quarter of 1994. The home equity credit line portfolio changes increased the total interest income $1.5 million almost exclusively due to rate changes.

Securities Available for Sale: This category of investments is used primarily for liquidity purposes while simultaneously producing current period earnings. At March 31, 1995 the balance outstanding was $227.0 million, an increase of $109.5 million from the year-end 1994 balance of $117.5 million. During the first quarter 1995 the average balance of securities available for sale was $136.1 million and produced an average yield of 7.65%, compared to the average balance in 1994 of $634.1 million with a yield of 5.90%.

During 1995 $91.6 million securities available for sale were sold. These transactions were undertaken to take advantage of alternative investment opportunities, or to provide additional liquidity to the Company. TrustCo does not sell securities for the purpose of producing short term gains. Rather, the philosophy is to selectively enter into transactions with the intention of increasing the overall yield on the portfolio. Long term growth in interest income is more desirable than a short term profit from securities sales.

Investment Securities: Securities in this category are designated as being held until maturity. These investments are primarily held for the generation of stable earnings. The balance of these securities at March 31, 1995 was $338.0 million versus $347.9 million at year-end 1994 (the decrease due entirely to payments received, calls and maturities).

For the first quarter of 1995, the investment securities portfolio averaged $342.9 million and produced a yield of 7.16% compared to $32.3 million in 1994 with a yield of 5.84%. The significant increases in balances between 1995 and 1994 was due to transfers in the second quarter of 1994 from the securities available for sale to the securities held to maturity portfolio.

Federal Funds Sold: This category of investments represents the Company's primary source of short-term liquidity. At March 31, 1995 the balance of federal funds sold was $192.0 million versus a year-end 1994 balance of $263.0 million. During the first quarter, the average balance and yield were $252.9 million and 5.89% for 1995, and $155.6 million and 3.25% in 1994. The increase in the average balance of federal funds sold reflects the decision by TrustCo to remain relatively liquid to take advantage of opportunities in rate fluctuations in other interest bearing assets. The increase in the average rates between 1994 and 1995 reflects the actions taken by the Federal Reserve Board in increasing the discount and target federal funds rates.

Income From Earning Assets: Income from earning assets totalled $38.6 million for the quarter thereby producing an average yield of 8.17%, as compared to the $33.1 million and 6.95% earned in 1994. The increase in the interest income is comprised of a $14.2 million increase in income due to rate changes offset by a decrease in interest income of $8.8 million due to the reduction in average balances of average earning assets.


FUNDING OPPORTUNITIES

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the funding comes from traditional deposit vehicles such as regular savings, NOW and time deposit accounts.

Total interest bearing deposits decreased by $11.2 million to $1.7 billion for the first quarter of 1995 with a yield of 4.07%. The only categories of deposits that recorded an increase were the $28.1 million in the CD's over $100 thousand category and in the other time deposit area which increased by $105.4 million. These increases, however, were not enough to offset the decreases in interest bearing checking of $30.6 million and the decrease in savings of $114.0 million. The overall decrease in deposits and the shifting of deposits between regular savings and time deposits is the same trend that other financial institutions, on a national basis, are experiencing. To counter these decreases, TrustCo has increased the yield on the regular savings account balances to 3.50% and then again in April 1995 to 4.00%. In addition, the Company has aggressively pursued time deposits with the CD Gift Campaign that was launched during the 1994 holiday season, and the two year Advantage CD that allows depositors to have one change in rates during a two year term. By March 31, 1995 the interest bearing deposit category had increased by $24.0 million from the first quarter 1995 average. The results of these actions will be increases in the net cost of these types of deposits in future periods. As an offset to these increased costs, TrustCo has invested the net proceeds received in interest earning assets at a positive spread to the cost of these deposits. Likewise, certain of the funds that were in federal funds sold have been redeployed during March into the securities portfolio at a positive spread to the cost of these deposits. Therefore, even though the cost of the interest bearing deposits is anticipated to increase in future periods, management expects to offset a significant amount of the increase with additional interest income on the loan and investment portfolios and therefore overall profitability of the Company should remain consistent with the results previously reported. TrustCo's strategy is to develop core deposit relationships with customers versus purchasing deposits through secondary sources. The Company has no brokered deposits and does not actively seek relationships that are single transaction oriented. By focusing on the core deposit business the Company believes the franchise value of the retail branching network is enhanced.

The other sources of funding include demand deposits, and short and long term borrowings. The balances in these accounts remained relatively constant during the two time periods.


NET INTEREST INCOME

Net interest income totalled $21.3 million in the first quarter 1995 up 15.8% from 1994. As a result of the increased net interest income, the net interest margin has increased by 65 basis points. The principal reasons for the increased margin are:

     -- significant increases in yields earned on interest
        earning assets thereby producing a overall yield of
        8.17%
     -- the growth in the loan portfolio which has increased the yield from the first quarter of 1994 by 90 basis points, offset by
     -- a 63 basis point increase in the yield on interest-bearing liabilities.

NON-PERFORMING ASSETS

Non-performing assets include non-performing loans which are those loans in a non-accrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of non-performing assets are foreclosed real estate properties.

As noted in the footnotes to the consolidated interim financial statements, TrustCo adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan"
(SFAS No. 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure" (SFAS No.
118) effective as of January 1, 1995. The enclosed interim financial statements, including prior periods, have been presented in accordance with SFAS Nos. 114 and 118 the effect of which was not material. This new accounting requirement changes the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. SFAS No. 114 defines an impaired loan as one in which the creditor believes it is probable that the borrower will be unable to repay the loan according to the contractual terms of the loan. This statement is applicable principally to the commercial and commercial real estate loans, however certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan has been defined as impaired, the Company is required to measure the fair value of the anticipated cash flows from this loan using the interest rate originally stipulated in the loan agreement. Any difference between this calculated amount and the recorded balance of the loan has to be earmarked as an allocation of the allowance for loan losses.

SFAS No. 114 significantly modified the definition of loans to be identified as "in-substance" real estate owned. As required by SFAS No. 114, a loan is identified as "in-substance" real estate owned when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. In the past the definition was relatively broad and several properties were classified as being in-substance real estate owned that under the provisions of SFAS No. 114 will not be so classified. Therefore, for presentation purposes, the enclosed financial information has been reclassified in accordance with these new accounting definitions.

For TrustCo, the definition of impaired loans are those commercial and commercial real estate loans on a non-accrual status and new restructured loans (loans that were classified as restructured loans at the time SFAS No.114 was adopted are not classified as impaired loans as long as the borrower is in compliance with the restructured loan terms). The following will describe the non-performing assets of TrustCo as of March 31, 1995 and the related reclassifications that have been made as a result of SFAS No.114.

Non-Performing Loans: Total non-performing loans increased from $11.7 million at year-end 1994 to $19.2 million at March 31, 1995. The increase is related to two commercial properties that have, for 1995, been identified as non-accrual loans. These properties are well collateralized and no losses are anticipated from these properties, however, during the first quarter of 1995 these borrowers ceased making their required loan payments and for one of the loans the borrower is seeking bankruptcy protection. Therefore, at year-end 1994 these loans were classified as performing loans but have subsequently been placed in the category of non-accrual loans. Total commercial and commercial real estate non-accrual loans were $6.7 million at year-end 1994 and $13.3 million at March 31, 1995. These are the loans identified as impaired loans for SFAS No.114 purposes and the increase from year-end 1994 is the result of the same loans noted above. As previously stated, total non-performing loans at March 31, 1995 were $19.2 million, $13.3 million of which are identified as impaired loans therefore leaving $5.9 million of loans that are non-performing but have not been classified as impaired loans. These are non-performing retail loan products and commercial type loans past due greater than 90 days and still accruing interest, which TrustCo does not consider to be impaired loans.

Real Estate Owned: Total real estate owned has decreased from $5.1 million at year-end 1994 to $4.1 million at March 31, 1995. It should be noted that $9.2 million of loans classified as in-substance real estate owned at December 31, 1994 have been reclassified to the loan portfolio and included, primarily, in the non-performing loans noted above.

Allowance for Loan Losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At March 31, 1995 the allowance for loan losses was $41.6 million, up $2.8 million from the year-end 1994 balance of $38.9 million. This allowance represents a reserve coverage of 2.2 times the non-performing loans at March 31, 1995 compared to 3.3 times coverage at year-end 1994 and 1.9 times coverage at March
31, 1994. The provision charged to expense during the quarter was $3.6 million for 1995 compared to $1.8 million for 1994.


Liquidity and Interest Rate Sensitivity

TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policies. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur, and has prepared appropriate contingency plans should such a situation arise.





NONINTEREST INCOME

Total noninterest income for the first quarter was $3.5 million in 1995 compared to $3.3 million in 1994. Included in both 1995 and 1994 are securities transactions. For 1995 the Company recorded a net securities gain of $211 thousand compared to a net loss from securities transactions of $577 thousand in 1994. Therefore, once these securities transactions are eliminated, the 1995 noninterest income was $3.2 million and the 1994 amount was $3.9 million. The change between 1994 and 1995 is due primarily to reduced fees from customers in the loan closing and refinancing area.


NONINTEREST EXPENSE

Total noninterest expense was $11.8 million in the first quarter of 1995 and $11.4 million in the comparable period of 1994. The Company's efficiency ratio was 44.58% for the first quarter of 1995 compared to 49.89% for the first quarter of 1994.


INCOME TAXES

In the first quarter of 1995 TrustCo recognized income tax expense of $3.1 million compared to $2.8 million in 1994.
The effective tax rate for 1995 was 34.5% compared to 34.6% in 1994.


CAPITAL RESOURCES

Consistent with its long-term goal of operating a sound and
profitable financial organization, TrustCo strives to
maintain strong capital ratios.  New issues of equity
securities have not been required since traditionally most
of its capital requirements are met through the capital
retention program.  Previously TrustCo has stated its
intention to open 3-5 new branch offices each year for
the next couple of years.   These new branches and the
related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company or that will be developed and retained in the coming years.

Total shareholders' equity at March 31, 1995 was $142.8 million, up 2.6% from year-end 1994 and 7.5% greater than March 31, 1994. TrustCo declared dividends of $0.275
o far in 1995 compared to $0.227 in 1994. These results represent a dividend payout ratio of 68.25% in 1995 and 62.67% in 1994. The Company achieved the following ratios as of March 31, 1995 and 1994:





                               March 31,   Minimum Regulatory
                            1995     1994      Guidelines
                            ----     ----  -----------------

Total equity to assets      7.14%    6.64%        3.00%

Tier 1 risk adjusted
       Capital             12.33    11.86         4.00

Total risk adjusted
       Capital             13.61    13.14         8.00


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

                                             First Quarter                 First Quarter
                                                  1995                          1994
                                      ___________________________   ___________________________  _____________________________
                                       Average            Average    Average            Average  Change in  Variance Variance
(dollars in thousands)                 Balance   Interest  Rate      Balance   Interest  Rate     Interest  Balance    Rate
                                                                                                  Income/    Change   Change
               Assets                                                                             Expense
Commercial loans.....................$  239,451  $  5,579   9.36% $   238,488  $  4,794   8.08%        785        20      765
Real estate loans.....................  684,557    14,321   8.37%     621,716    12,620   8.12%      1,701     1,305      396
Home equity credit line...............  206,631     5,184  10.17%     201,396     3,667   7.38%      1,517        98    1,419
Installment loans.....................   33,028     1,053  12.93%      27,243       938  13.96%        115       177      (62)
                                      ---------    ------           ---------    ------              -----     -----    -----
Loans, net of unearned income.........1,163,667    26,137   9.02%   1,088,843    22,019   8.12%      4,118     1,600    2,518

Securities available for sale:
 U.S. Treasuries and agencies.........  119,543     2,318   7.76%     447,727     6,548   5.85%     (4,230)   (7,616)   3,386
 Mortgage-backed securities...........      ---       ---     ---     146,489     2,122   5.79%     (2,122)   (2,122)       0
 States and political subdivisions....      350         7   7.56%         ---       ---     ---          7         7        0
 Other ...............................   16,247       279   6.88%      39,860       687   6.90%       (408)     (406)      (2)
                                      ---------    ------           ---------    ------              -----     -----    -----
   Total securities available for sale  136,140     2,604   7.65%     634,076     9,357   5.90%     (6,753)  (10,137)   3,384

Investment securities:
 U.S. Treasuries and agencies.........  145,486     2,709   7.45%       7,602       114   6.00%      2,595     2,561       34
 Mortgage-backed securities...........  138,087     2,326   6.74%         ---       ---     ---      2,326     2,326        0
 States and political subdivisions....   44,346       807   7.28%      22,892       330   5.77%        477       373      104
 Other ...............................   15,012       295   7.93%       1,771        27   6.00%        268       257       11
                                      ---------    ------           ---------    ------              -----     -----    -----
   Total investment securities........  342,931     6,137   7.16%      32,265       471   5.84%      5,666     5,517      149

Federal funds sold....................  252,867     3,675   5.89%     155,583     1,247   3.25%      2,428     1,055    1,373
                                      ---------    ------           ---------    ------              -----     -----    -----
  Total Interest earning assets.......1,895,605    38,553   8.17%   1,910,767    33,094   6.95%      5,459    (1,965)   7,424
Allowance for loan losses.............  (40,844)   ------             (35,664)   ------              -----     -----    -----
Cash and non-interest earning assets..  119,818                       111,357
                                      ---------                     ---------
  Total assets.......................$1,974,579                   $ 1,986,460
                                      =========                     =========
Liabilities and shareholders' equity

Time deposits:
 Interest-bearing checking:
   NOW accounts .....................$  235,776     1,062   1.83% $   245,395  $    919   1.52%        143       (34)     177
   Money market accounts..............   88,333       624   2.87%     109,309       644   2.39%        (20)      501     (521)
 Savings..............................  621,074     5,302   3.46%     735,100     5,355   2.95%        (53)      492     (545)
 CD's over $100 thousand..............   69,397       933   5.45%      41,334       541   5.31%        392       377       15
 Other time deposits..................  678,729     9,073   5.42%     573,322     7,063   5.00%      2,010     1,374      636
                                      ---------    ------           ---------    ------              -----     -----    -----
  Total time deposits.................1,693,309    16,994   4.07%   1,704,460    14,522   3.46%      2,472     2,710     (238)
Short-term borrowings.................   15,871       147   3.76%      18,609       103   2.24%         44       (12)      56
Long-term debt........................    3,195        69   8.75%       2,750        41   6.00%         28         7       21
                                      ---------    ------           ---------    ------              -----     -----    -----
  Total interest-bearing liabilities..1,712,375    17,210   4.08%   1,725,819    14,666   3.45%      2,544     2,705     (161)
Demand deposits.......................   92,064    ------              93,344    ------              -----     -----    -----
Other liabilities.....................   29,597                        25,975
Shareholders' equity..................  140,543                       141,322
                                      ---------                     ---------
  Total liab. & shareholders' equity.$1,974,579                   $ 1,986,460
                                      =========                     =========
Net interest income...................             21,343                        18,428              2,915    (4,670)   7,585
                                                   ------                        ------              -----     -----    -----
Net interest spread...................                      4.09%                         3.50%

Net interest margin (net interest
 income to total interest earning
   assets)............................                      4.49%                         3.84%

Tax equivalent adjustment                             449                           410
                                                   ------                        ------
   Net interest income per book.......           $ 20,894                      $ 18,018
                                                   ======                        ======



                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                                 TrustCo Bank Corp NY


Date:  May 5, 1995               By/s/Robert A. McCormick
                                   ----------------------
                                   Robert A. McCormick,
                                   President and
                                   Chief Executive Officer


Date:  May 5, 1995               By/s/Robert T. Cushing
                                  ----------------------
                                   Robert T. Cushing
                                   Vice President and Chief
                                   Financial Officer


















                      EXHIBIT INDEX

The following exhibits are filed herewith:


Reg S-K Exhibit No         Description
- ------------------         -----------
10(a)                      Amendment No. 3 dated February
                           13,1995, among TrustCo, the Bank
                           and Robert A. McCormick

10(b)                      Amendment No. 1 dated February
                           14,1995, among TrustCo, the Bank
                           and Robert T. Cushing

10(c)                      Amendment No. 1 dated February
                           14,1995, among TrustCo, the Bank
                           and Nancy A. McNamara

10(d)                      Amendment No. 1 dated February
                           14,1995, among TrustCo, the Bank
                           and Ralph A. Pidgeon

10(e)                      Amendment No. 1 dated February
                           14,1995, among TrustCo, the Bank
                           and William F. Terry

10(f)                      Amendment No. 2 dated February
                           14,1995, among TrustCo, the Bank
                           and Peter A. Zakriski.



                          AMENDMENT NO. 3      Exhibit 10(a)
                               TO
                  EMPLOYMENT AGREEMENT BETWEEN
                  TRUSTCO BANK NEW YORK AND
                   TRUSTCO BANK CORP NY AND
                      ROBERT A. McCORMICK


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
TRUSTCO BANK, NATIONAL             TRUSTCO BANK CORP NY
ASSOCIATION
By:/s/William F. Terry             By:/s/William F. Terry
   -------------------                -------------------
Title:  Secretary               Title:  Secretary

                                     /s/Robert A. McCormick
                                     ----------------------
                                        Robert A. McCormick






                           AMENDMENT NO. 1       Exhibit 10(b)
                                  TO
                   EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK NEW YORK AND
                      TRUSTCO BANK CORP NY AND
                         ROBERT T. CUSHING


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
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick             By:/s/Robert A. McCormick
      -------------------                ----------------------
Title:President and CEO               Title:President and CEO

                                        /s/Robert T. Cushing
                                        --------------------
                                           Robert T. Cushing








                         AMENDMENT NO. 1        Exhibit 10(c)
                                   TO
                      EMPLOYMENT AGREEMENT BETWEEN
                       TRUSTCO BANK NEW YORK AND
                        TRUSTCO BANK CORP NY AND
                           NANCY A. McNAMARA


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
ASSOCIATION
By: /s/Robert A. McCormick            By:/s/Robert A.
McCormick
    ----------------------             ----------------------
Title: President and CEO           Title: President and CEO

                                         /s/Nancy A. McNamara
                                         --------------------
                                            Nancy A. McNamara






                         AMENDMENT NO. 1        Exhibit 10(d)
                                   TO
                      EMPLOYMENT AGREEMENT BETWEEN
                       TRUSTCO BANK NEW YORK AND
                        TRUSTCO BANK CORP NY AND
                            RALPH A. PIDGEON

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
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick          By:/s/Robert A. McCormick
- ----------------------              ----------------------
Title:President and CEO            Title: President and CEO

                                        /s/Ralph A. Pidgeon
                                        -------------------
                                           Ralph A. Pidgeon

                        AMENDMENT NO. 1        Exhibit 10(e)
                                   TO
                      EMPLOYMENT AGREEMENT BETWEEN
                       TRUSTCO BANK NEW YORK AND
                        TRUSTCO BANK CORP NY AND
                            WILLIAM F. TERRY


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
ASSOCIATION

By:/s/Robert A. McCormick             By:/s/Robert A.
McCormick
   ----------------------                ----------------------
Title: President and CEO           Title: President and CEO

                                         /s/William F. Terry
                                         -----------------------
                                           William F. Terry





                           AMENDMENT NO. 2       Exhibit 10(f)
                                TO
                   EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK NEW YORK AND
                      TRUSTCO BANK CORP NY AND
                        PETER A. ZAKRISKI

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
TRUSTCO BANK, NATIONAL                TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/Robert A. McCormick          By:/s/Robert A. McCormick
   ----------------------             ----------------------
Title:President and CEO         Title: President and CEO

                                     /s/Peter A. Zakriski
                                     ----------------------
                                        Peter A. Zakriski