Form 10-Q
period 1995-06-30
TRUSTCO BANK CORP N Y
filed 1995-08-04
CIK 357301

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended             Commission File Number 0-10592
June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                                   Number of Shares Outstanding
Class of Common Stock                  as of August 2, 1995
- ---------------------                  ----------------------
      $1 Par Value                         14,669,712

TrustCo Bank Corp NY

INDEX



Part I.   FINANCIAL INFORMATION

                                                          PAGE
NO.
Item 1.   Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the
          Three Months and Six Months Ended
          June 30, 1995 and 1994                              1

          Consolidated Statements of Financial Condition
          as of June 30, 1995 and December 31, 1994           2

          Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1995 and 1994    3 -  4

          Notes to Consolidated Interim Financial
          Statements                                     5 -  6

          Independent Auditors' Report                        7

Item 2.   Management's Discussion and Analysis           8 - 17


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings -- NONE

Item 2.   Changes in Securities -- NONE

Item 3.   Defaults Upon Senior securities -- NONE

Item 4.   Submission of Matters to Vote of Security
          Holders -- ANNUAL MEETING

Item 5.   Other Information -- NONE

Item 6.   (a) Exhibits
          REG S-K EXHIBIT No.      DESCRIPTION
          ___________________      ___________
                  22               Submission of Matters to
                                   Vote of Security Holders --
                                   Annual Meeting



          (b) Reports on Form 8-K
              1.  Filing on May 18, 1995, of press
                  release with details of May 15, 1995,
                  Annual Meeting of Shareholders and press release announcing 1995 first quarter cash dividend.

              2.  Filing on July 19, 1995, of two press
                  releases with the second quarter and
                  year-to-date June 30, 1995 results.





                                             TRUSTCO BANK CORP NY
                                 Consolidated Statements of Income (Unaudited)
                                            (Dollars in Thousands)

                                                                 3 Months Ended            6 Months Ended
                                                                     June 30                   June 30
                                                                1995         1994         1995         1994
                                                              -------      -------      -------      -------
   Interest income:
    Interest and fees on loans..........................$      26,558       22,900       52,563       44,776
    Interest on U. S. Treasuries and agencies............       6,963        6,798       11,935       13,306
    Interest on states and political
     subdivisions........................................         699          244        1,254          468
    Interest on mortgage-backed securities...............       2,198        2,335        4,524        4,457
    Other................................................         599          820        1,170        1,527
    Interest on federal funds sold.......................       2,942        1,629        6,617        2,876
                                                              -------      -------      -------      -------
       Total interest income.............................      39,959       34,726       78,063       67,410
                                                              -------      -------      -------      -------
   Interest expense:
    Interest on deposits:
     Regular savings and NOW accounts....................       7,096        6,408       13,460       12,682
     Money market deposit accounts.......................         573          624        1,197        1,268
     Certificates of deposit of $100,000 or more.........       1,234          610        2,167        1,152
     Other time..........................................      10,740        7,251       19,813       14,313
    Interest on short-term borrowings....................         230          128          377          231
    Interest on long-term debt...........................           0           48           69           89
                                                              -------      -------      -------      -------
      Total interest expense.............................      19,873       15,069       37,083       29,735
                                                              -------      -------      -------      -------
      Net interest income................................      20,086       19,657       40,980       37,675
   Provision for loan losses.............................       3,045        1,886        6,618        3,713
                                                              -------      -------      -------      -------
      Net interest income after provision
       for loan losses...................................      17,041       17,771       34,362       33,962
                                                              -------      -------      -------      -------
   Noninterest income:
    Trust department income..............................       1,297        1,270        2,443        2,439
    Fees for other services to customers.................       1,768        1,673        3,356        3,712
    Net gain (loss) on securities available for sale.....         417       (3,295)         628       (3,872)
    Other................................................         504          (50)       1,008          633
                                                              -------      -------      -------      -------
     Total noninterest income............................       3,986         (402)       7,435        2,912
                                                              -------      -------      -------      -------
   Noninterest expenses:
    Salaries and employee benefits.......................       4,889        4,438        9,793        9,098
    Net occupancy expense................................         822          572        1,677        1,663
    Equipment expense....................................         870          809        1,582        1,626
    FDIC insurance expense...............................       1,016        1,007        2,034        2,014
    Professional services................................         782          686        1,715        1,244
    Other real estate expenses...........................       1,513          382        2,306          654
    Other................................................       1,970          914        4,506        3,918
                                                              -------      -------      -------      -------
     Total noninterest expenses..........................      11,862        8,808       23,613       20,217
                                                              -------      -------      -------      -------
      Income before taxes................................       9,165        8,561       18,184       16,657
   Applicable income taxes...............................       3,059        3,085        6,173        5,885
                                                              -------      -------      -------      -------
       Net income.......................................$       6,106        5,476       12,011       10,772
                                                              =======      =======      =======      =======

   Earnings per Common Share:

       Net income.......................................$        0.41        0.37*         0.80        0.72*
                                                              =======      =======      =======      =======

   Average equivalent shares outstanding (000s omitted).       14,964       14,841       14,944       14,876
                                                              =======      =======      =======      =======


   Earnings per Common Share giving retroactive effect to a 6 for 5 stock split declared July 1995:

       Net income......................................$         0.34        0.31*         0.67        0.60*
                                                              =======      =======      =======      =======

   Average equivalent shares outstanding (000s omitted).       17,957       17,809       17,933       17,851
                                                              =======      =======      =======      =======

*Per share data adjusted for 10% stock dividend in October, 1994

   See accompanying notes to consolidated interim financial statements.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                              06/30/95      12/31/94
                                                            (Unaudited)
   Assets:                                                   ---------     ---------
 Cash and due from banks................................$       48,259        52,479

 Federal funds sold......................................      165,000       263,000
                                                             ---------     ---------
   Total cash and cash equivalents.......................      213,259       315,479

 Securities available for sale:
  U. S. Treasuries and agencies..........................      291,579       102,919
  States and political subdivisions......................       14,823          ---
  Other..................................................       15,969        14,539
                                                             ---------     ---------
   Total securities available for sale...................      322,371       117,458
                                                             ---------     ---------
 Investment securities:
  U. S. Treasuries and agencies..........................      145,330       145,542
  Mortgage-backed securities.............................      128,636       143,082
  States and political subdivisions......................       43,877        44,222
  Other..................................................       15,014        15,012
                                                             ---------     ---------
   Total investment securities...........................      332,857       347,858
                                                             ---------     ---------
 Loans:
  Commercial.............................................      235,875       239,378
  Residential mortgage loans.............................      708,814       681,192
  Home equity line of credit.............................      203,012       207,313
  Installment loans......................................       35,522        35,875
                                                             ---------     ---------
   Total loans...........................................    1,183,223     1,163,758
 Less:                                                       ---------     ---------
  Allowance for loan losses..............................       43,715        38,851
  Unearned income........................................        2,009         1,969
                                                             ---------     ---------
  Net loans..............................................    1,137,499     1,122,938

 Bank premises and equipment.............................       25,895        23,877
 Real estate owned.......................................        4,321         5,080
 Other assets............................................       50,478        42,987
                                                             ---------     ---------
    Total assets........................................$    2,086,680     1,975,677
                                                             =========     =========
 Liabilities:

 Deposits:
  Demand................................................$      102,096        93,496
  Regular savings and NOW accounts.......................      831,691       911,629
  Money market deposit accounts..........................       79,485        92,965
  Certificates of deposit (in denominations of
   $100,000 or more).....................................       84,571        62,511
  Other time.............................................      771,208       629,230
                                                             ---------     ---------
   Total deposits........................................    1,869,051     1,789,831

 Short-term borrowings...................................       37,503        12,713
 Accrued expenses and other liabilities..................       32,587        30,300
 Long-term debt..........................................            0         3,550
                                                             ---------     ---------
   Total liabilities.....................................    1,939,141     1,836,394
                                                             ---------     ---------
 Shareholders' equity

 Capital stock par value $1; 25,000,000 shares authorized
   15,083,284 and 15,018,448 shares issued
   June 30, 1995 and December 31, 1994, respectively.....       15,083        15,018
 Surplus.................................................      118,850       118,352
 Undivided profits.......................................       10,895         6,948
 Net unrealized gain/(loss) on securities
   available for sale....................................        3,958           (41)
 Treasury stock at cost - 413,872 and 401,022 shares at
   June 30, 1995 and December 31, 1994, respectively.....       (1,247)         (994)
                                                             ---------     ---------
   Total shareholders' equity............................      147,539       139,283
                                                             ---------     ---------
   Total liabilities and shareholders' equity...........$    2,086,680     1,975,677
                                                             =========     =========
 See accompanying notes to consolidated interim financial statements.





                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                  (Dollars in Thousands)

INCREASE IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                   1995                1994
                                                          --------            --------
Cash flows from operating activities:
Net income..............................................$   12,011              10,772
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................    1,041               1,140
  Provision for loan losses..............................    6,618               3,713
  Loss on sale of securities available for sale..........      241               9,443
  Gain on sale of securities available for sale..........     (869)             (5,571)
  Increase in taxes receivable...........................   (4,032)             (4,189)
  Increase in interest receivable........................   (3,006)               (465)
  Increase in interest payable...........................      600                  38
  Increase in other assets...............................   (1,375)             (5,500)
  Increase in accrued expenses...........................    1,673               2,484
                                                          --------            --------
    Total adjustments                                          891               1,093
                                                          --------            --------
Net cash provided by operating activities................   12,902              11,865
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...  138,823             554,412
  Purchase of securities available for sale.............. (336,332)           (550,325)
  Proceeds from maturities of securities avail for sale..      275              32,558
  Proceeds from maturities of investment securities .....   18,345              25,078
  Purchase of investment securities......................   (3,532)           (111,008)
  Net increase in loans..................................  (26,819)            (48,402)
  Proceeds from sales of real estate owned...............    1,957               5,805
  Capital expenditures...................................     (559)               (640)
                                                          --------            --------
    Net cash used in investing activities................ (207,842)            (92,522)
                                                          --------            --------
Cash flows from financing activities:

  Net increase in deposits...............................   79,220              28,078
  Net increase in short-term debt........................   24,790               1,047
  Repayment of long-term debt............................   (3,550)                ---
  Proceeds from issuance of common stock.................      563                 728
  Purchase of treasury stock.............................     (253)                ---
  Dividends paid.........................................   (8,050)             (6,624)
                                                          --------            --------
    Net cash provided by financing activities............   92,720              23,229
                                                          --------            --------
Net decrease in cash and cash equivalents................ (102,220)            (57,428)

Cash and cash equivalents at beginning of period.........  315,479             199,977
                                                          --------            --------
Cash and cash equivalents at end of period..............$  213,259             142,549
                                                          ========            ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid.........................................$   36,483              29,697
  Income taxes paid......................................   10,205              10,074
  Transfer of loans to real estate owned.................    5,640               1,406
  Increase in dividends payable..........................       14                  14
  Reclassification of trading securities to securities
   available for sale upon adoption of Statement 115.....     ---                2,106
  Change in unrealized (gain)loss on securities
   available for sale-gross..............................   (6,863)             16,217
  Change in deferred tax effect on unrealized gain(loss)
   on securities available for sale......................    2,864              (4,907)
  Reclassification of investment securities to securities
   available for sale upon adoption of Statement 115.....     ---              384,417
  Transfer of securities available for sale to
   investment securities, amortized cost equalled
   market value..........................................     ---              213,199
  Unrealized gain on securities transferred to
   securities available for sale on January 1, 1994......     ---               14,037
  Deferred tax on unrealized gain on securities
   available for sale on January 1, 1994.................     ---                5,816
  Transfer of building from other real estate to premises    2,500                ---


See accompanying notes to consolidated interim financial statements.


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.   Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three month and six month periods ended June 30, 1995 and 1994, and cash flows for the six month periods ended June 30, 1995 and 1994. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1994 Annual Report to Shareholders on Form 10-K.


2. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 was amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" (SFAS No. 118). The new accounting standards prescribe recognition criteria for loan impairment and measurement methods for certain impaired loans and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these new standards. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. These new standards are applicable principally to the commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan is identified as impaired, the new accounting standard requires measurement of the loan at the lower of fair value of the anticipated proceeds to be received or the recorded investment in the loan. The accounting standard provides certain guidelines as to how fair value is to be determined. As of January 1, 1995, the Company has adopted the provisions of SFAS Nos. 114 and 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements.

In addition, SFAS No. 114 substantially modified the definition of "in-substance foreclosure" loans. Consequently certain loans identified at year-end 1994 as being in-substance foreclosure loans and classified as real estate owned have been reclassified on January 1, 1995 to the loan portfolio. At January 1, 1995, $9.2 million of loans previously included in real estate owned have been reclassified to the loan balance. For all prior periods presented, amounts related to in-substance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations. Prior to the adoption of SFAS Nos. 114 and 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value; where repayment was only expected to come from the operation or sale of the property; and where the borrower has effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

At June 30, 1995, there are $7.4 million of commercial, commercial real estate and commercial mortgage loans that have been placed on nonaccrual status and are therefore classified as impaired loans. In addition, there were newly restructured retail loans totalling $404,000, that as of June 30, 1995, are identified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years and the fact that the collateral values support the loan balances. All impaired loans are on a nonaccrual status and therefore no interest income is recorded on these loans. Cash payments received are normally applied to reduce the outstanding loan balance.

During the first half of 1995, the average balance of impaired loans was $10.2 million and there was no income recorded on these loans in the accompanying consolidated statement of income.

Transactions in the allowance for loan losses account are summarized as follows:


                                  Six month ended June 30,
                                    1995          1994
Balance at beginning of year      $38,851       $34,087
Provision for loan losses           6,618         3,713
Loans charged off                  (3,413)       (2,481)
Recoveries of loans previously
  charged off                         1,659         847
                                     ______      ______

Balance at end of period            $43,715     $36,166
                                    =======     =======



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

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


 /s/KPMG Peat Marwick LLP
 ______________________________
 KPMG Peat Marwick LLP

 Albany, New York
 July 14, 1995




TrustCo Bank Corp NY

Management's Discussion and Analysis
June 30, 1995


The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 1995, with comparisons to 1994 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The Consolidated Interim Financial Statements and related notes, as well as the 1994 Annual Report to Shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1995 have been reclassified to conform to the 1995 presentation.

Overview
TrustCo recorded net income of $6.1 million, or $0.41 per share for the three month period ended June 30, 1995, as compared to $5.5 million and $0.37 per share in the same period in 1994.

For the six months of 1995, TrustCo recorded net income of $12.0 million or $0.80 per share compared to $10.8 million and $0.72 per share in 1994. The per share amounts have not been restated for the 6 for 5 stock split declared in July 1995. The effect on the three month and six month per share results of the stock split are presented in the Consolidated Statement of Income. The per share amounts for 1994 have been restated for the effect of the 10% stock dividend effective October 1994.

The primary factors accounting for the year-to-date increase in net income are:

     -- the increase in net interest margin to 4.34% from 4.00% in 1994,

     -- security gains of $628,000 in 1995 compared to security losses of $3.9 million in 1994, and

     -- an increase in the average balance of earning assets to $1.93 billion.

These positive factors affecting net income were offset by:

     -- an increase in the provision for loan losses to $6.6 million from $3.7 million in 1994, and

     --   increased noninterest expenses of $3.4 million.

Asset/Liability Management
The Company strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management.
Additionally, TrustCo attempts to maintain adequate liquidity and reduce, to an acceptable level, the sensitivity of net interest income to changes in interest rates while enhancing profitability both on a short-term and long-term basis.

Earning Assets
The average balance of earning assets increased $31.9 million, to $1.96 billion during the second quarter of 1995 compared to 1994. The average yield earned on these assets was 8.28% in 1995 and 7.30% in 1994. For the six month periods, the average balance of earning assets in 1995 was $1.93 billion, an increase of $8.5 million over the 1994 average balances. Included in the tables "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates, and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1995 and 1994. The remainder of this discussion will utilize average balances for 1995 and 1994 as detailed in the enclosed tables.

Loans: During the second quarter, total loans increased to $1.17 billion in 1995 compared to $1.11 billion in 1994, a 5.1% increase. The yield earned on these assets increased to 9.12% compared to the 8.27% earned in 1994. Interest income on loans increased $3.6 million. The increase in interest rates accounted for approximately 60% of the increased interest income on loans with the remaining 40% increase coming from the increased loan balances. The three month average balance of residential mortgage loan balances increased $45.2 million to $695.9 million in 1995 versus $650.7 million in 1994, while at the same time the average yield on the residential mortgage loans increased 37 basis points to 8.44% in 1995. The combination of the increased balance and yields resulted in interest income on the residential loan portfolio increasing by $1.6 million. This increase was primarily a result of the increased asset balances. The home equity lines of credit portfolio increased slightly to $204.9 million in 1995. The average yield on these loans increased to 10.34% from 8.22% in 1994. This increase in the yields is a direct result of the increased prime rates during 1994 and 1995. Should the prime rate change, the yield on this portfolio will also change.

The changes noted during the second quarter are also the principal factors affecting the six month average balances. The average balance of the loan portfolio increased $65.8 million to $1.17 billion in 1995. The yield on the loan portfolio increased to 9.07% in 1995 from 8.20% in 1994.
The combination of the increased balances and the increased yield resulted in an increase in the interest income of $7.8 million with approximately 60% of the increase the result of the increased yields and 40% the result of the increased balances.

The Company is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as the residential mortgage loan, home equity loan and credit card portfolios. Each of these areas is an important contributor to profitability at TrustCo and is a focus of continued marketing and product development so as to develop increases in the balances outstanding. The second quarter and the year to date results reflect this focus. TrustCo aggressively pursues the fixed rate residential mortgage loan market. The Company has a long history of experience in underwriting loans in this market territory and is confident that the average life of these loans is significantly shorter than contractual maturity. This asset portfolio is an excellent investment in relation to the core deposit base that TrustCo has attracted.

Securities Available for Sale: During the second quarter of 1995, securities available for sale had an average balance of $256.2 million, down from the 1994 average balance of $359.3 million. The average yield on the portfolio increased from 6.42% in 1994 to 7.61% in 1995. The combination of the decreased balance offset by the increased yield produced a decrease in interest income of $897,000. Principally, the decreased balance was due to the transfer of certain securities from the available for sale portfolio to the held to maturity portfolio subsequent to the second quarter of 1994.

The variances in the six month balances are similar to those noted for the second quarter.

Investment Securities: The average balance of investment securities increased to $335.9 million from $284.2 million in the second quarter of 1994. The average yield has increased to 7.13% from 6.59% in 1994. The combination of the increased balances and yield produced an increase in interest income of $1.3 million with almost 70% of the increase the result of the change in interest rates.

The six month average balance of investment securities was $339.4 million in 1995 compared to $158.9 million in 1994.
The yield on this portfolio increased to 7.15% in 1995 from 6.48% in 1994.

Federal Funds Sold: During the second quarter of 1995 the average balance of federal funds sold was $193.8 million and produced a yield of 6.09% as compared to $167.4 million and 3.90% in 1994. The significant changes in the federal funds portfolio are the result of changes in the target rate set by the Federal Reserve Board for federal funds sold and the desire by the Company to maintain extra liquidity. Interest income on federal funds sold increased $1.3 million with more than three quarters of the increase the result of changes in the interest rate.

For the six month periods 1995 and 1994 the average balance and yield were $223.2 million and 5.98% in 1995, and $161.5 million and 3.59% in 1994.

Income from Earning Assets: Income from earning assets increased by $ 5.4 million during the second quarter. For the six month period, the increase was $10.8 million for 1995 compared to the same period in 1994.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the funding comes from traditional deposit vehicles such as regular savings, NOW and time deposits.

Total interest bearing liabilities were $1.76 billion during the second quarter of 1995, an increase of $8.9 million over the second quarter of 1994. The yield on this portfolio was 4.53% in 1995 and 3.45% in 1994. The significant increase in the yield is the result of increasing to 4% the yield on the regular savings accounts. The increased yield on the regular savings accounts caused a $6.1 million increase in interest expense. As with most other financial institutions, TrustCo experienced a shift in the deposit balances away from the regular savings accounts and towards the time deposit categories. In an effort to stem that trend, and to attract increased regular savings accounts the Company decided to significantly increase the yield to 4% during the second quarter. The increase in interest expense associated with the change in rates on the regular savings accounts was somewhat offset by the lower deposit balances from 1994 to 1995. The average balance of regular saving accounts during the second quarter of 1994 was $746.6 million compared to $594.5 million in 1995. By the end of the second quarter 1995, the balance of regular savings and NOW accounts had increased to $831.7 million. In addition to the changes in the regular savings category during the second quarter, the average of other time deposit balances increased from $583.0 million in 1994 to $752.3 million in 1995. The yield on these deposits also increased to 5.73% from the 4.99% in the second quarter of 1994.

The average balance of interest bearing liabilities was $1.74 billion in 1995 which was virtually unchanged from the 1994 balances. The yields, however, increased from 3.45% to 4.30% as a result of the changes in yields on the regular savings accounts and the time deposit category.

Net Interest Income
Taxable equivalent net interest income totalled $20.6 million for the second quarter of 1995 versus $20.1 million in 1994. For the six months of 1995, taxable equivalent net interest income totalled $42.0 million compared to $38.5 million in 1994.

The net interest margin for the second quarter was 4.21% in 1995 and 4.16% in 1994. For the six month periods, the net interest margin was 4.34% and 4.00% for 1995 and 1994 respectively.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as Real Estate Owned.

As noted in the footnotes to the Consolidated Interim Financial Statements, TrustCo adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No.114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosure" (SFAS No.118) effective as of January 1,1995. The enclosed interim financial statements, including prior periods, have been presented in accordance with SFAS No. 114 and 118, the effect of which was not material. This new accounting requirement changes the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. SFAS No. 114 defines an impaired loan as one in which the creditor believes it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan. This accounting standard is applicable principally to commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan has been defined as impaired, the Company is required to measure the fair value of the anticipated cash flows from this loan using the interest rate originally stipulated in the loan agreement. Any difference between this calculated amount and the recorded balance of the loan has to be earmarked as an allocation of the allowance for loan losses.

SFAS No.114 significantly modified the definition of loans to be identified as "in-substance" real estate owned. As required by SFAS No. 114, a loan is identified as "in-substance" real estate owned when the Bank has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. In the past, the definition was relatively broad and several properties were classified as being in-substance real estate owned that, under the provisions of SFAS No. 114, will not be so classified. Therefore, for presentation purposes, the enclosed financial information has been reclassified in accordance with these new accounting definitions.

For TrustCo, the definition of impaired loans are those commercial and commercial real estate loans on a nonaccrual status and new restructured loans (loans that were classified as restructured loans at the time SFAS No. 114 was adopted are not classified as impaired loans as long as the borrower is in compliance with the restructured loan terms). The following will describe the nonperforming assets of TrustCo as of June 30, 1995 and the related reclassification that have been made as a result of SFAS
No. 114.

Nonperforming Loans: Total nonperforming loans decreased from the March 31, 1995 balance of $19.2 million to $13.3 million at June 30, 1995 . The decrease is the result of the transfer of $5.6 million of loans to real estate owned, loan charge offs and loan repayments. Nonaccrual loans were $13.7 million as of March 31, 1995 and have decreased to $10.4 million at June 30, 1995. Restructured loans increased by $264,000 between March and June 1995. Total commercial and commercial real estate impaired loans were $7.4 million at June 30, 1995 and together with the newly restructured retail loans of $404,000 represent the Company's impaired loans at June 30, 1995. Of the total nonperforming loans of $13.3 million, $7.8 million have been identified as impaired therefore leaving $5.6 million of loans that are nonperforming but do not meet the definition of being an impaired loan. These are the nonperforming retail loan products and the commercial loan types that are past due greater than 90 days and still accruing interest, all of which TrustCo does not consider to be impaired loans.


As to additional risk elements in the loan portfolio at June 30, 1995, TrustCo had $2.9 million of nonaccrual residential mortgage loans compared to $446,000 at March 31, 1995. In addition, there have been $2.0 million of commercial loan charge offs, $391,000 of installment loan charge offs, and $979,000 of residential mortgage loan charge offs during the first six months of 1995.

Real Estate Owned: Total real estate owned at June 30, 1995 was $4.3 million, up slightly from the balance of $4.1 million as of March 31, 1995. During the quarter, as noted above, $5.6 million of loans were transferred to the real estate owned portfolio, write downs taken on the portfolio of real estate owned amounted to $1.9 million, and $2.5 million was transferred to bank premises and equipment. The $2.5 million transfer to bank premises and equipment was a single property that the Company has identified as a site for future bank expansion.

Allowance for Loan Losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At June 30, 1995, the allowance for loan losses was $43.7 million. This allowance represents a reserve coverage of
3.3 times the nonperforming loans at June 30, 1995 compared to 2.2 times coverage as of March 31,1995. As a percentage of loans outstanding the allowance was 3.70% at June
30,1995, 3.58% at March 31, 1995, and 3.34% at year end
1994.

The provision charged to expense for the three months of 1995 was $3.0 million compared to $1.9 million for the same period in 1994. For the six months, the provision was $6.6 million in 1995 and $3.7 million in 1994.

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

Noninterest Income
Total noninterest income was $4.0 million for the three months ended June 30, 1995, compared to an expense of $402,000 for the comparable period in 1994. In 1995, security gains of $417,000 were recognized compared to net security losses of $3.3 million in 1994. Absent these security transactions the total noninterest income would have been $3.6 million in 1995 and $2.9 million in 1994.
For the six month periods, total noninterest income was $7.4 million in 1995 and $2.9 million in 1994. Consistent with the three month results, net security transactions were a gain of $628,000 in 1995 and a net loss of $3.9 million in 1994. Without these security transactions total noninterest income would have been $6.8 million in 1995 and in 1994.

Noninterest Expense
Total noninterest expense was $11.9 million for the second quarter of 1995 compared to $8.8 million in 1994. The increased expense is the result of additional cost for salaries and benefits of $451,000, other real estate expenses of $1.1 million and other expenses of $1.5 million. The Company recorded an operating efficiency ratio of 42.79% for the period. For the six month period, total noninterest expense was $23.6 million in 1995 and $20.2 million in 1994. The operating efficiency ratio for the six months of 1995 was 43.69%.

Income Taxes
In the second quarter of 1995 and 1994 TrustCo recognized income tax expense of $3.1 million. This resulted in an effective tax rate of 33.4% in 1995 and 36.0% in 1994. The decrease in the effective tax rate between 1994 and 1995 was the result of the increased amount of state and political subdivision interest income that is tax exempt for 1995 compared to 1994.

Similarly, for the six month period of 1995, total tax expense was $6.2 million compared to $5.9 million in 1994.
Effective tax rates for the six month periods are 33.9% in 1995 and 35.3% in 1994.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since, traditionally, most of its capital requirements are met through the capital retention program. Previously, TrustCo has stated its intention to open 3 to 5 new branch offices each year for the next several years. These new branches and the related deposit growth anticipated from these locations, will not require additional capital beyond that which is already existing within the Company or that will be developed and retained in the coming years.

Total shareholders' equity at June 30, 1995 was $147.5 million, up $8.3 million from year end 1994. TrustCo declared dividends of $0.275 in the first and second quarters of 1995. Also, in July 1995 the Board of Directors declared a stock split of 6 for 5 effective in the third quarter and declared its intention to retain the cash dividend of $0.275 per share. The combination of these two events will mean that TrustCo shareholders will enjoy a 20% increase in the amount of their cash dividends.

The Company achieved the following ratios as of June 30, 1995 and 1994:



                                                 Minimum
                           June 30,   June 30,  Regulatory
                            1995       1994    Guidelines
                           _______    _______  ____________
Total equity to assets      7.07%      6.65%       3.00%

Tier 1 risk adjusted
             capital       12.29%     12.09%       4.00%

Total risk adjusted
             capital       13.57%     13.36%       8.00%






                                                               TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                               STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest-bearing libilities of the Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.  Nonaccrual loans are included in loans for this analysis.

                                             Second Quarter              Second Quarter
                                                  1995                        1994
                                      __________________________  _____________________________________________________
                                       Average           Average   Average           AverageChange in VarianceVariance
(dollars in thousands)                 Balance   Interest Rate     Balance   Interest Rate   Interest Balance   Rate
                                                                                             Income/   Change  Change
               Assets                                                                        Expense
Commercial loans.....................$  237,708 $  5,668  9.54% $   237,417 $  4,926  8.31%       742       6      736
Residential mortgage loans............  695,887   14,684  8.44%     650,702   13,127  8.07%     1,557     937      620
Home equity lines of credit ..........  204,872    5,283 10.34%     201,237    4,124  8.22%     1,159      76    1,083
Installment loans.....................   33,235    1,048 12.65%      25,521      863 13.56%       185     531     (346)
                                      ---------   ------          ---------   ------            -----   -----    -----
Loans, net of unearned income.........1,171,702   26,683  9.12%   1,114,877   23,040  8.27%     3,643   1,550    2,093

Securities available for sale:
 U.S. Treasuries and agencies.........  228,412    4,363  7.64%     329,375    5,245  6.37%      (882) (5,605)   4,723
 Mortgage-backed securities...........      ---      ---     ---        ---      ---     --       ---     ---      ---
 States and political subdivisions....    9,718      201  8.29%         ---      ---     ---      201     201      ---
 Other ...............................   18,103      310  6.86%      29,958      526  7.03%      (216)   (203)     (13)
                                      ---------   ------          ---------   ------            -----   -----    -----
   Total securities available for sale  256,233    4,874  7.61%     359,333    5,771  6.42%      (897) (5,607)   4,710

Investment securities:
 U.S. Treasuries and agencies.........  145,353    2,672  7.35%      95,704    1,693  7.08%       979     910       69
 Mortgage-backed securities...........  131,376    2,198  6.69%     148,040    2,335  6.31%      (137)   (823)     686
 States and political subdivisions....   44,141      825  7.48%      25,397      357  5.62%       468     323      145
 Other ...............................   15,013      294  7.85%      15,010      294  7.85%       ---     ---      ---
                                      ---------   ------          ---------   ------            -----   -----    -----
   Total investment securities........  335,883    5,989  7.13%     284,151    4,679  6.59%     1,310     410      900

Federal funds sold....................  193,846    2,942  6.09%     167,428    1,629  3.90%     1,313     289    1,024
                                      ---------   ------          ---------   ------            -----   -----    -----
  Total Interest earning assets.......1,957,664   40,488  8.28%   1,925,789   35,119  7.30%     5,369  (3,358)   8,727
Allowance for loan losses.............  (44,200)  ------            (36,493)  ------            -----   -----    -----
Cash and non-interest earning assets..  118,147                     117,056
                                      ---------                   ---------
  Total assets.......................$2,031,611                 $ 2,006,352
                                      =========                   =========
Liabilities and shareholders' equity

Time deposits:
 Interest-bearing checking:
   NOW accounts .....................$  228,119    1,091  1.92% $   247,101 $    893  1.45%       198    (406)     604
   Money market accounts..............   79,900      573  2.87%     104,890      624  2.39%       (51)   (578)     527
 Savings..............................  594,475    6,005  4.05%     746,612    5,515  2.96%       490  (5,625)   6,115
 CD's over $100 thousand..............   85,083    1,234  5.82%      47,225      610  5.18%       624     542       82
 Other time deposits..................  752,268   10,740  5.73%     582,979    7,251  4.99%     3,489   2,312    1,177
                                      ---------   ------          ---------   ------            -----   -----    -----
  Total time deposits.................1,739,845   19,643  4.53%   1,728,807   14,893  3.46%     4,750  (3,755)   8,505
Short-term borrowings.................   21,171      230  4.34%      20,535      128  2.51%       102       4       98
Long-term debt........................      ---      ---     ---      2,750       48  6.99%       (48)    (48)     ---
                                      ---------   ------          ---------   ------            -----   -----    -----
  Total interest-bearing liabilities..1,761,016   19,873  4.53%   1,752,092   15,069  3.45%     4,804  (3,799)   8,603
Demand deposits.......................   95,346   ------             92,941   ------            -----   -----    -----
Other liabilities.....................   31,536                      26,966
Shareholders' equity..................  143,713                     134,353
                                      ---------                   ---------
  Total liab. & shareholders' equity.$2,031,611                 $ 2,006,352
                                      =========                   =========
Net interest income...................            20,615                      20,050              565     441      124
                                                  ------                      ------            -----   -----    -----
Net interest spread...................                    3.75%                       3.85%

Net interest margin (net interest
 income to total interest earning
   assets)............................                    4.21%                       4.16%

Tax equivalent adjustment                            529                         393
                                                  ------                      ------
   Net interest income per book.......          $ 20,086                    $ 19,657
                                                  ======                      ======






                                                              TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                              STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                        INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields interest earning assets and annualized rates on interest-bearing libilities of the Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.  Nonaccrual loans are included in loans for this analysis.

                                               Six Months                 Six Months
                                                  1995                       1994
                                      _________________________  __________________________________________________
                                       Average          Average   Average          AverageChange inVarianceVariance
(dollars in thousands)                 Balance   Interest Rate     Balance  Interest Rate  Interest Balance   Rate
                                                                                           Income/  Change  Change
               Assets                                                                      Expense
Commercial loans.....................$  238,575 $11,245  9.45% $   237,950 $ 9,720  8.19%    1,525      26   1,499
Residential mortgage loans............  690,253  29,006  8.40%     636,289  25,747  8.09%    3,259   2,241   1,018
Home equity lines of credit ..........  205,747  10,467 10.26%     201,316   7,791  7.80%    2,676     175   2,501
Installment loans.....................   33,132   2,101 12.79%      26,377   1,800 13.76%      301     640    (339)
                                      ---------  ------          ---------  ------           -----   -----   -----
Loans, net of unearned income.........1,167,707  52,819  9.07%   1,101,932  45,058  8.20%    7,761   3,082   4,679

Securities available for sale:
 U.S. Treasuries and agencies.........  174,278   6,682  7.67%     390,817  11,912  6.10%   (5,230)(11,953)  6,723
 Mortgage-backed securities...........      ---     ---    ---      72,837   2,122  5.83%   (2,122) (2,122)    ---
 States and political subdivisions....    5,060     208  8.21%         ---     ---    ---      208     208     ---
 Other ...............................   17,180     589  6.90%      32,289   1,100  6.82%     (511)   (549)     38
                                      ---------  ------          ---------  ------           -----   -----   -----
   Total securities available for sale  196,518   7,479  7.61%     495,943  15,134  6.10%   (7,655)(14,416)  6,761

Investment securities:
 U.S. Treasuries and agencies.........  145,419   5,381  7.40%      48,116   1,693  7.04%    3,688   3,596      92
 Mortgage-backed securities...........  134,713   4,524  6.72%      74,432   2,335  6.27%    2,189   2,014     175
 States and political subdivisions....   44,243   1,632  7.38%      24,151     685  5.67%      947     695     252
 Other ...............................   15,013     589  7.85%      12,207     435  7.14%      154     108      46
                                      ---------  ------          ---------  ------           -----   -----   -----
   Total investment securities........  339,388  12,126  7.15%     158,906   5,148  6.48%    6,978   6,413     565

Federal funds sold....................  223,193   6,617  5.98%     161,539   2,876  3.59%    3,741   1,364   2,377
                                      ---------  ------          ---------  ------           -----   -----   -----
  Total Interest earning assets.......1,926,806  79,041  8.22%   1,918,320  68,216  7.13%   10,825  (3,557) 14,382
Allowance for loan losses.............  (42,532) ------            (36,081) ------           -----   -----   -----
Cash and non-interest earning assets..  118,979                    114,222
                                       ---------                  ---------
  Total assets.......................$2,003,253                $ 1,996,461
                                      =========                  =========
Liabilities and shareholders' equity

Time deposits:
 Interest-bearing checking:
   NOW accounts .....................$  231,927   2,153  1.87% $   246,253 $ 1,812  1.48%      341    (286)    627
   Money market accounts..............   84,093   1,197  2.87%     107,087   1,268  2.39%      (71)   (569)    498
 Savings..............................  607,748  11,307  3.75%     740,887  10,870  2.96%      437  (4,541)  4,978
 CD's over $100 thousand..............   77,283   2,167  5.66%      44,296   1,152  5.24%    1,015     918      97
 Other time deposits..................  715,655  19,813  5.58%     578,177  14,313  4.99%    5,500   3,673   1,827
                                      ---------  ------          ---------  ------           -----   -----   -----
  Total time deposits.................1,716,706  36,637  4.30%   1,716,700  29,415  3.46%    7,222    (805)  8,027
Short-term borrowings.................   18,535     377  4.10%      19,578     231  2.38%      146     (36)    182
Long-term debt........................    1,589      69  8.68%       2,750      89  6.46%      (20)    (78)     58
                                      ---------  ------          ---------  ------           -----   -----   -----
  Total interest-bearing liabilities..1,736,830  37,083  4.30%   1,739,028  29,735  3.45%    7,348    (919)  8,267
Demand deposits.......................   93,714  ------             93,142  ------           -----   -----   -----
Other liabilities.....................   30,572                     26,473
Shareholders' equity..................  142,137                    137,818
                                      ---------                  ---------
  Total liab. & shareholders' equity.$2,003,253                $ 1,996,461
                                      =========                  =========
Net interest income...................           41,958                     38,481           3,477  (2,638)  6,115
                                                 ------                     ------           -----   -----   -----
Net interest spread...................                   3.92%                      3.68%

Net interest margin (net interest
 income to total interest earning
   assets)............................                   4.34%                      4.00%

Tax equivalent adjustment                           978                        806
                                                 ------                     ------
   Net interest income per book.......          $40,980                    $37,675
                                                 ======                     ======


                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                      TrustCo Bank Corp NY


 Date:  August 4, 1995            By/s/Robert A. McCormick
                                    ----------------------
                                    Robert A. McCormick
                                    President and
                                    Chief Executive Officer


 Date:  August 4, 1995            By/s/Robert T. Cushing
                                   ----------------------
                                    Robert T. Cushing
                                    Vice President and Chief
                                    Financial Officer








                       Exhibit Index

 Reg S-K Exhibit No.          Description                 Page
 ___________________          ___________                 ----

          22                  Submission of Matters to     20
                              Vote of Security Holders
                              -- Annual Meeting







                                                   Exhibit 22


 Item 4.   Submission of Matters to Vote of Security
           Holders -- Annual Meeting

 At the annual meeting held May 15, 1995, shareholders of the Company were asked to consider the Company's nominees for directors and to elect five (5) directors, each to serve for a term of three (3) years. The Company's nominees for director were M. Norman Brickman, Charles W. Carl, Jr., Robert A. McCormick, Kenneth C. Petersen, and Philip J. Thompson. The results of shareholder voting are as follows:


 DIRECTOR     FOR       AGAINST   ABSTAIN   WITHHELD NON-VOTE
 ________

Brickman   13,175,999   463,938    N/A       N/A       N/A
Carl       13,170,203   469,735    N/A       N/A       N/A
McCormick  13,161,485   478,452    N/A       N/A       N/A
Petersen   13,123,917   516,020    N/A       N/A       N/A
Thompson   13,168,703   471,234    N/A       N/A       N/A

Directors continuing in office are: Barton A. Andreoli, Lionel O. Barthold, Nancy A. McNamara, John S. Morris, PhD,
James H. Murphy, DDS, Richard J. Murray, William J. Purdy, and William F. Terry.

Shareholders were asked to consider a proposal to adopt the TrustCo Bank Corp NY 1995 Stock Option Plan providing for authorized shares of TrustCo common stock issuable under the Plan. The results of shareholder voting are as follows:

            FOR       AGAINST     ABSTAIN   WITHHELD  NON-VOTE

PROPOSAL  11,494,110  720,700    1,425,126     N/A      N/A


Shareholders of the Company were also asked to consider a proposal to ratify the appointment by TrustCo's Board of Directors of KPMG Peat Marwick LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 1995. The results of shareholder voting are as follows:

           FOR        AGAINST     ABSTAIN    WITHHELD NON-VOTE

PROPOSAL  13,430,114   40,643     169,180      N/A      N/A