Form 10-Q
period 1995-09-30
TRUSTCO BANK CORP N Y
filed 1995-10-26
CIK 357301

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549
                             Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended             Commission File Number 0-10592
September 30, 1995

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

   Securities registered pursuant to Section 12(g) of the Act:
                        (Title of class)
                             Common
_______________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes.(x)    No.( )

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                                   Number of Shares Outstanding
Class of Common Stock                as of October 23, 1995
---------------------                  ----------------------
      $1 Par Value                          17,604,069






TrustCo Bank Corp NY

INDEX



Part I.   FINANCIAL INFORMATION

                                                          PAGE
NO.
Item 1.   Interim Financial Statements (Unaudited):
          Consolidated Statements of Income for the
          Three Months and Nine Months Ended
          September 30, 1995 and 1994                          1

          Consolidated Statements of Financial Condition
          as of September 30, 1995 and December 31, 1994       2

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1995 and 1994   3 -  4

          Notes to Consolidated Interim Financial
          Statements                                      5 -  6

          Independent Auditors' Report                         7

Item 2.   Management's Discussion and Analysis             8 - 18


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings -- NONE

Item 2.   Changes in Securities -- NONE

Item 3.   Defaults Upon Senior securities -- NONE

Item 4.   Submission of Matters to Vote of Security -- NONE

Item 5.   Other Information -- NONE

Item 6.   (a) Exhibits -- NONE

          (b) Reports on Form 8-K
              1.  Filing on October 17, 1995 of two press
                  releases detailing third quarter and
                  year-to-date 1995 results.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Income (Unaudited)
                                (Dollars in Thousands)
                                                            3 Months Ended        9 Months Ended
                                                                Sept 30              Sept 30
                                                            1995      1994       1995     1994
                                                          -------  -------     -------  -------
   Interest income:
    Interest and fees on loans..........................$  27,035   23,961      79,598   68,737
    Interest on U. S. Treasuries and agencies............   8,132    6,301      20,067   19,455
    Interest on states and political
     subdivisions........................................     795      255       2,049      723
    Interest on mortgage-backed securities...............   2,112    2,485       6,636    6,942
    Other................................................     524      797       1,694    2,476
    Interest on federal funds sold.......................   2,908    2,416       9,525    5,292
                                                          -------  -------     -------  -------
       Total interest income.............................  41,506   36,215     119,569  103,625
                                                          -------  -------     -------  -------
   Interest expense:
    Interest on deposits:
     Regular savings and NOW accounts....................   7,493    6,417      20,953   19,099
     Money market deposit accounts.......................     566      632       1,763    1,900
     Certificates of deposit of $100,000 or more.........   1,347      668       3,514    1,820
     Other time..........................................  11,359    7,447      31,172   21,760
    Interest on short-term borrowings....................     642      125       1,019      356
    Interest on long-term debt...........................     ---       53          69      142
                                                          -------  -------     -------  -------
      Total interest expense.............................  21,407   15,342      58,490   45,077
                                                          -------  -------     -------  -------
      Net interest income................................  20,099   20,873      61,079   58,548
   Provision for loan losses.............................   3,120    2,778       9,738    6,491
                                                           ------   ------      ------   ------
      Net interest income after provision
       for loan losses...................................  16,979   18,095      51,341   52,057
                                                           ------   ------      ------   ------
   Noninterest income:
    Trust department income..............................   1,195    1,211       3,638    3,650
    Fees for other services to customers.................   1,808    1,626       5,164    5,338
    Net gain (loss) on securities available for sale.....     141   (2,479)        769   (6,351)
    Other................................................     503      480       1,511    1,113
                                                            -----    -----      ------   ------
     Total noninterest income............................   3,647      838      11,082    3,750
                                                            -----    -----      ------   ------
   Noninterest expenses:
    Salaries and employee benefits.......................   4,949    4,594      14,742   13,692
    Net occupancy expense................................   1,913      785       3,590    2,448
    Equipment expense....................................     851      770       2,433    2,396
    FDIC insurance expense...............................    (116)   1,028       1,918    3,042
    Professional services................................     894      605       2,609    1,849
    Other real estate expenses...........................     547      131       2,853      785
    Other................................................   1,657    1,686       6,163    5,604
                                                           ------    -----      ------   ------
     Total noninterest expenses..........................  10,695    9,599      34,308   29,816
                                                           ------    -----      ------   ------
      Income before taxes................................   9,931    9,334      28,115   25,991
   Applicable income taxes...............................   3,335    3,420       9,508    9,305
                                                            -----    -----      ------   ------
       Net income.......................................$   6,596    5,914      18,607   16,686
                                                            =====    =====      ======   ======

   Earnings per Common Share:

       Net income.......................................$    0.36    0.33*        1.03     0.93*
                                                           ======   ======      ======   ======

   Average equivalent shares outstanding (000s omitted)..  18,119   17,924      17,984   17,872
                                                           ======   ======      ======   ======

*Per share data adjusted for 6 for 5 stock split in August, 1995

   See accompanying notes to consolidated interim financial statements.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                          09/30/95            12/31/94
                                                         (Unaudited)
   Assets:                                                ---------           ---------
 Cash and due from banks................................$   44,524              52,479

 Federal funds sold......................................  190,000             263,000
                                                         ---------           ---------
   Total cash and cash equivalents.......................  234,524             315,479

 Securities available for sale:
  U. S. Treasuries and agencies..........................  328,931             102,919
  States and political subdivisions......................   18,715                 ---
  Other..................................................   25,540              14,539
                                                         ---------           ---------
   Total securities available for sale...................  373,186             117,458
                                                         ---------           ---------
 Investment securities:
  U. S. Treasuries and agencies..........................  110,421             145,542
  Mortgage-backed securities.............................  123,830             143,082
  States and political subdivisions......................   43,179              44,222
  Other..................................................   15,014              15,012
                                                         ---------           ---------
   Total investment securities...........................  292,444             347,858
                                                         ---------           ---------
 Loans:
  Commercial.............................................  235,195             239,378
  Residential mortgage loans.............................  741,141             681,192
  Home equity line of credit.............................  200,162             207,313
  Installment loans......................................   35,787              35,875
                                                         ---------           ---------
   Total loans...........................................1,212,285           1,163,758
 Less:                                                   ---------           ---------
  Allowance for loan losses..............................   46,775              38,851
  Unearned income........................................    1,931               1,969
                                                         ---------           ---------
  Net loans..............................................1,163,579           1,122,938

 Bank premises and equipment.............................   24,802              23,877
 Real estate owned.......................................    3,051               5,080
 Other assets............................................   44,864              42,987
                                                         ---------           ---------
    Total assets........................................$2,136,450           1,975,677
                                                         =========           =========
 Liabilities:

 Deposits:
  Demand................................................$  105,739              93,496
  Regular savings and NOW accounts.......................  848,068             911,629
  Money market deposit accounts..........................   71,021              92,965
  Certificates of deposit (in denominations of
   $100,000 or more).....................................   87,372              62,511
  Other time.............................................  785,722             629,230
                                                         ---------           ---------
   Total deposits........................................1,897,922           1,789,831

 Short-term borrowings...................................   60,607              12,713
 Accrued expenses and other liabilities..................   28,328              30,300
 Long-term debt..........................................      ---               3,550
                                                         ---------           ---------
   Total liabilities.....................................1,986,857           1,836,394
                                                         ---------           ---------
 Shareholders' equity

 Capital stock par value $1; 25,000,000 shares authorized
   18,100,715 and 15,018,448 shares issued
   September 30, 1995 and December 31, 1994, respectively   18,101              15,018
 Surplus.................................................  115,842             118,352
 Undivided profits.......................................   12,650               6,948
 Net unrealized gain/(loss) on securities
   available for sale....................................    4,247                 (41)
 Treasury stock at cost - 496,646 and 401,022 shares at
   September 30, 1995 and December 31, 1994, respectively   (1,247)               (994)
                                                         ---------           ---------
   Total shareholders' equity............................  149,593             139,283
                                                         ---------           ---------
   Total liabilities and shareholders' equity...........$2,136,450           1,975,677
                                                         =========           =========
 See accompanying notes to consolidated interim financial statements.




                                  TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
<CAPTIOM>
                                  (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                             1995                1994
                                                          --------            --------
Cash flows from operating activities:
Net income..............................................$   18,607              16,686
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................    2,831               1,711
  Provision for loan losses..............................    9,738               6,491
  Loss on sale of securities available for sale..........      404              11,996
  Gain on sale of securities available for sale..........   (1,173)             (5,645)
  Increase in taxes receivable...........................   (4,847)             (2,693)
  Increase in interest receivable........................   (4,241)               (408)
  Increase in interest payable...........................      806                  61
 (Increase)decrease in other assets......................    6,377              (2,578)
  Increase(decrease) in accrued expenses.................   (3,599)              3,153
                                                          --------            --------
    Total adjustments....................................    6,296              12,088
                                                          --------            --------
Net cash provided by operating activities................   24,903              28,774
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...  181,092             786,929
  Purchase of securities available for sale.............. (428,926)           (613,887)
  Proceeds from maturities of securities avail for sale..      275              32,557
  Proceeds from maturities of investment securities .....   58,710              37,434
  Purchase of investment securities......................   (3,338)           (129,264)
  Net increase in loans..................................  (56,225)            (80,373)
  Proceeds from sales of real estate owned...............    3,139               6,218
  Capital expenditures...................................   (1,256)             (1,060)
                                                          --------            --------
    Net cash provided by/(used in) investing activities.. (246,529)             38,554
                                                          --------            --------
Cash flows from financing activities:

  Net increase in deposits...............................  108,091              11,521
  Net increase(decrease) in short-term debt..............   47,894              (4,391)
  Repayment of long-term debt............................   (3,550)                ---
  Proceeds from issuance of long-term debt...............     ----                 200
  Proceeds from issuance of common stock.................      573                 838
  Purchase of treasury stock.............................     (253)                ---
  Dividends paid.........................................  (12,084)             (9,943)
                                                          --------            --------
    Net cash provided by/(used in) financing activities..  140,671              (1,775)
                                                          --------            --------
Net increase(decrease) in cash and cash equivalents......  (80,955)             65,553

Cash and cash equivalents at beginning of period.........  315,479             199,977
                                                          --------            --------
Cash and cash equivalents at end of period..............$  234,524             265,530
                                                          ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)


                                   TRUSTCO BANK CORP NY
                   Consolidated Statements of Cash Flows (Unaudited) Continued
                                   (Dollars in Thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                             1995                1994
                                                          --------            --------

  Interest paid.........................................$   57,684              45,016
  Income taxes paid......................................   14,355              11,998
  Transfer of loans to real estate owned.................    5,846               6,789
  Increase(decrease) in dividends payable................      821                 347
  Reclassification of trading securities to securities
   available for sale upon adoption of Statement 115.....     ---                2,106
  Change in unrealized (gain)loss on securities
   available for sale-gross..............................   (7,358)             14,916
  Change in deferred tax effect on unrealized gain(loss)
   on securities available for sale......................    3,070              (5,449)
  Reclassification of investment securities to securities
   available for sale upon adoption of Statement 115.....     ---              384,417
  Transfer of securities available for sale to
   investment securities, amortized cost equalled
   market value..........................................     ---              213,199
  Unrealized gain on securities transferred to
   securities available for sale on January 1, 1994......     ---               14,037
  Deferred tax on unrealized gain on securities
   available for sale on January 1, 1994.................     ---                5,816
  Transfer of building from other real estate to premises    2,500                ---



See accompanying notes to consolidated interim financial statements.






TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.   Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three month and nine month periods ended September 30, 1995 and 1994, and cash flows for the nine month periods ended September 30, 1995 and 1994. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1994 Annual Report to Shareholders on Form 10-K.


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

At September 30, 1995, there are $9.3 million of commercial, commercial real estate and commercial mortgage loans that have been placed on nonaccrual status and are therefore classified as impaired loans. In addition, there were newly restructured retail loans totalling $557 thousand that as of September 30, 1995, are identified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years and the fact that the collateral values support the loan balances. All impaired loans are on a nonaccrual status and therefore no interest income is recorded on these loans. (Except for the restructured loans for which interest income is accrued based upon the restructured loan term.) Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of restructured loans).

During the first nine months of 1995, the average balance of impaired loans was $10.1 million and there was $226 thousand interest income recorded on these loans in the accompanying consolidated statement of income.

Transactions in the allowance for loan losses account are summarized as follows:

                              Nine month ended September 30,
                                    1995         1994

Balance at beginning of year     $38,851      $34,087
Provision for loan losses          9,738        6,491
Loans charged off                 (5,105)      (2,511)
Recoveries of loans previously
  charged off                      3,291        1,166
                                  ______       ______

Balance at end of period         $46,775       $39,233




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods ended September 30 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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


/s/KPMG Peat Marwick LLP
______________________________
KPMG Peat Marwick LLP

Albany, New York
October 13, 1995







TrustCo Bank Corp NY
Management's Discussion and Analysis
September 30, 1995

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 1995, with comparisons to 1994 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The Consolidated Interim Financial Statements and related notes, as well as the 1994 Annual Report to Shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1995 have been reclassified to conform to the 1995 presentation.


Overview
--------
TrustCo recorded net income of $6.6 million, or $0.36 per share for the three month period ended September 30, 1995, as compared to $5.9 million and $0.33 per share in the same period in 1994. All per share data information has been restated for the 6 for 5 stock split effective August 1995.

For the nine months of 1995, TrustCo recorded net income of $18.6 million or $1.03 per share compared to $ 16.7 million and $0.93 per share in 1994.

The financial highlights for TrustCo are as follows:

     -- 8% increase in assets at September 30, 1995, compared to year end 1994,
     -- third quarter efficiency ratio of 42.2% and a year to date efficiency ratio of 43.2%,
     -- increase in the allowance for loan losses to $46.8 million at September 30, 1995, representing 3.86% of loans outstanding, and
     -- a return on average equity of 17.6% for the year 1995, and 18.4% for the third quarter.

TrustCo calculates the return on average equity excluding the effect of the market value adjustment for securities available for sale.

In addition, the following events affected the 1995 net income during the year or during the quarter:

     -- increase in the year to date net interest margin from 4.14% in 1994 to 4.23 in 1995. The net interest margin for the third quarter decreased from 4.42% in 1994 to 4.04% in 1995,


     -- increase in the provision for loan losses by $300 thousand for the quarter and $3.2 million for the year
          1995 compared to 1994,

     -- security gains of $100 thousand during the quarter versus security losses of $2.5 million for the third quarter of 1994. For the entire year of 1995 security gains were $800 thousand compared to security losses of $6.4 million in 1994, and

     -- increase in noninterest expense by $1.1 million during the quarter and by $4.5 million for the entire year of 1995 compared to 1994.

Asset/Liability Management
--------------------------
The Company strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce, to an acceptable level, the sensitivity of net interest income to changes in interest rates while enhancing profitability both on a short-term and long-term basis.


Earning Assets
--------------
The average balance of interest earning assets increased $130 million, to $2.06 billion during the third quarter of 1995 compared to 1994. The average yield earned on these assets was 8.17% in 1995 and 7.58% in 1994. For the nine month periods, the average balance of interest earning assets grew to $1.97 billion, an increase of $49 million from the average balance in 1994 of $1.92 billion. Included in the tables "Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1995 and 1994. The remainder of this discussion will utilize average balances for 1995 and 1994 as detailed in the enclosed tables.

Loans: During the third quarter, the average balance of loans increased to $1.20 billion, an increase of $64 million from the average balance of 1.13 billion in the third quarter of 1994.
The yield earned on the loan portfolio was 9.06% in 1995 compared to 8.49% in 1994. Interest income earned on the loan portfolio increased to $27.2 million for the third quarter of 1995 compared to $24.1 million in 1994. Of the $3.1 million increase in the income on the loan portfolio, approximately one third was due to the effect of the change in balances and the remainder was a result of the increase in rates. The residential mortgage loan portfolio increased by 9% during the third quarter of 1995 to $725.8 million compared to the $663.7 million in the third quarter of 1994. Likewise, the average yield on the residential mortgage loan portfolio increased from 8.13% in 1994 to 8.42% in 1995. The combination of the increase in the average balance and the increase in the yield resulted in a $1.8 million increase in the interest income on the residential mortgage loan portfolio. The increase in the average balance of the residential mortgage loans is a result of TrustCo's aggressive marketing of this loan product coupled with the low closing costs the Company charges to customers. TrustCo capitalizes on the fact that loans are originated for portfolio and are not originated with the intention of selling the loan into the secondary markets and therefore all decisions with respect to the loans are made locally.

The changes noted during the third quarter were also noted in the year to date results, with the total average balance of loans increasing $65 million and the average yield increasing 76 basis points. Also as noted during the third quarter of 1995, the primary increase in the interest income on loans is derived from the residential loan portfolio. However, also reflected in the year to date results is an increase in the interest income on commercial loans of $2.1 million and on home equity lines of credit of $3.2 million. A significant percentage of the loans in these portfolios have interest rates tied to the prime rate and therefore the increase in the prime interest rates during 1994 and 1995 were the primary factors affecting the increase in interest income on these loans.

TrustCo is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as the residential mortgage loan, home equity loan and credit card portfolios. Each of these areas is an important contributor to profitability at TrustCo, and is a focus of continued marketing and product development so as to develop increases in the outstanding balances. The third quarter and the year to date results reflect this focus. TrustCo aggressively pursues the fixed rate residential mortgage loan market. The Company has a long history of experience in underwriting loans in this market territory and is confident that the average life of these loans is significantly shorter than contractual maturity. This asset portfolio is an excellent investment in relation to the core deposit base that TrustCo has attracted.

Securities available for sale: During the third quarter the average balance of securities available for sale increased to $357.3 million, a 38% increase compared to the 1994 average balance. The average yield on this portfolio increased to 7.30% in 1995 compared to 6.72% in 1994. The combination of the increases in average balance and yield resulted in an increase in interest income of $2.2 million, 86% of which is the result of the balance change.

For the nine month results, the average balance decreased by $165.5 million offset by an increase in the average yield to 7.45%. The decreased balances between 1994 and 1995 are the effect of the transfers made in the first half of 1995 between the available for sale and the investment securities portfolio and the effect of security sales and maturities.

Investment securities: The average balance of investment securities during the third quarter of 1995 was $305.8 million, a decrease of $21 million from the average balance in 1994. The average yield on this portfolio increased to 7.18% from 6.98% in 1994. The increase in the average yield did not offset the effect of the reduction in the average balances thereby causing a $200 thousand reduction in interest income from the investment securities portfolio.

During the nine month period 1995 the average balance of investment securities increased to $328.1 million from the 1994 average balance of $215.6 million. The yields during these two time periods also increased from 6.71% in 1994 to 7.16% in 1995.

Federal funds sold: The third quarter average balance was $ 196.9 million in 1995 and $207.8 million in 1994. The average yield earned on these balances was 5.86% in 1995 and 4.61% in 1994.
The increase in the yield is a direct result of increases by the Federal Reserve Board in establishing the target federal funds rate.

For the year to date results, the average balance of federal funds sold was $214.3 million in 1995 and $177.1 million in 1994 with the average yield being 5.94% in 1995 and 3.99% in 1994.

Income from earning assets: Income from earning assets increased
$5.5 million for the third quarter of 1995 versus 1994.
Increases in rates accounted for approximately three quarters of the change. On a year to date basis, income from earning assets increased by 16% to $121.1 million .


Funding Opportunities
---------------------
TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the funding comes from traditional deposit vehicles such as regular savings, NOW and time deposits.

Total interest bearing liabilities increased during the quarter to $1.85 billion from $1.75 billion during the third quarter of 1994. Likewise, the yield on these liabilities increased during the quarter to quarter comparison from 3.47% in 1994 to 4.59% in 1995. The combination of the increase in the average balance and the increase in the yield resulted in a increase in total interest expense to $21.4 million from $15.3 million during the third quarter of 1994. Within the deposit category, the significant trend during the quarters was the movement of balances from regular savings and NOW accounts to the certificate of deposit categories. In response to this deposit trend TrustCo offered a significant interest premium on savings accounts. The result has been that the balances of regular savings and NOW accounts have stabilized and new funds have been attracted into all deposit categories. The effect of this strategy is an increase in the cost of overall deposits which management believes is outweighed by the deposit balances gathered.

The trend noted in the third quarter is also evident in the year to date results. Average interest bearing liabilities for the year 1995 were $1.78 billion up from $1.74 billion in 1994. The average yield for 1995 is 4.40% and 3.46% in 1994.

Another positive trend that is occurring is the growth of the demand deposit balances both during the quarter and year to date. For the third quarter, the average balance of demand deposits was $101.1 million an increase of $7.0 million over the third quarter of 1994. Likewise for the year, the average balance of demand deposits has increased $2.8 million.


Net Interest Income
-------------------
The taxable equivalent net interest income was $20.7 million for the 1995 third quarter and $21.2 million for same period in 1994. The net interest margin for the third quarter was 4.04% in 1995 and 4.42% in 1994. As discussed in the previous sections, the growth in assets was offset by the change in the interest rates paid on deposits, thereby causing the reduction in the net interest income during the quarter. For the year 1995, the net interest income is $62.6 million as compared to $59.7 million in 1994 and the net interest margins were 4.23% in 1995 and 4.14% in 1994. The same trends as noted during the quarter are also affecting the year to date balances but the magnitude of the rate change is not as severe.


Nonperforming Assets
--------------------
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status. Loans that have been restructured and loans that are past due 90 days or more and still accruing interest. Also included in the total nonperforming assets are foreclosed real estate properties which are categorized as Real Estate Owned.

As noted in the footnotes to the Consolidated Interim Financial Statements, TrustCo adopted the provisions of Statement of Financial Accounting Standards No.114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" (SFAS No.118) effective as of January 1, 1995. The enclosed interim consolidated financial statements, including prior periods, have been presented in accordance with SFAS No. 114 and 118, the effect of which was not material. This new accounting requirement changes the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. SFAS No. 114 defines an impaired loan as one in which the creditor believes it is probable that the borrower will be unable to repay the loan according to the
original contractual terms of the loan.   This accounting
standard is applicable principally to commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan has been defined as impaired, the Company is required to measure the fair value of the anticipated cash flow from this loan using the interest rate originally stipulated in the loan agreement. Any difference between this calculated amount and the recorded balance of the loan has to be earmarked as an allocation of the allowance for loan losses.

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


For TrustCo, the definition of impaired loans are those commercial and commercial real estate loans on a nonaccrual status and new restructured loans ( loans that were classified as restructured loans at the time SFAS No. 114 was adopted are not classified as impaired loans as long as the borrower is in compliance with the restructured loan terms). The following will describe the nonperforming assets of TrustCo as of September 30, 1995.


Nonperforming Loans: Total nonperforming loans increased by $3.4 million from the June 30, 1995 balance of $13.3 million to the balance at September 30, 1995 of $16.7 million. Likewise as compared to year end 1994, the total nonperforming loans increased by $5.0 million. The increase since June 30, 1995 is the result of $ 7.6 million of new loans identified as nonperforming, third quarter charge offs of $1.2 million, $500 thousand of loans transferred to Real Estate Owned and $2.3 million of loan payoffs. Nonaccrual loans are $12.8 million at September 30, 1995, an increase of $2.4 million since the previous quarter. Loans past due 90 days and still accruing interest are $2.7 million at September 30, 1995 as compared to $1.6 million at June 30, 1995. The overall increase in nonperforming loans is primarily centered in the commercial mortgage loan area where three properties have been identified as either nonaccrual or past due 90 days or more during the third quarter.

Total commercial, commercial real estate and real estate loans secured by commercial properties that have been identified as impaired loans at September 30, 1995 totaled $9.3 million and together with the newly restructured retail loans of $557 thousand represents the Company's impaired loans. Of the total nonperforming loans of $16.7 million, $9.9 million have been identified as impaired therefore leaving $6.8 million of loans that are nonperforming but do not meet the definition of being an impaired loan. These are the nonperforming retail loan products and the commercial loan types that are past due greater than 90 days and still accruing interest, all of which TrustCo does not consider to be impaired loans.

As to additional risk elements in the loan portfolio at September 30, 1995, TrustCo had $3.5 million of nonaccrual residential mortgage loans compared to $2.9 million at June 30, 1995. In addition there have been $3.2 million of commercial loan charge offs, $580 thousand of installment loan charge offs and $1.3 million of residential mortgage loan charge offs during the first nine months of 1995.

Real Estate Owned: Total real estate owned at September 30, 1995 was $3.1 million, down $1.2 million from the balance at June 30, 1995. The decrease in the balances between the two time periods is due to the sale of a single property for approximately $1 million. Also during the quarter $750 thousand of charge offs were taken and $ 600 thousand of new properties were transferred to the portfolio of real estate owned during the quarter.


Allowance for Loan Losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At September 30 ,1995 the allowance for loan losses was $46.8 million. This allowance represents a reserve coverage of 2.8 times the nonperforming loans at September 30, 1995 compared to
3.3 times coverage at June 30, 1995. As a percentage of loans outstanding the allowance was 3.86% at September 30, 1995, 3.70% at June 30,1995 and 3.42% at September 30, 1994.

The provision charged to expense for the third quarter of 1995 was $3.1 million compared to $2.8 million for the comparable period in 1994. For the nine months of 1995 the provision charged to expense was $9.7 million compared to $6.5 million in 1994.

Liquidity and Interest Rate Sensitivity
---------------------------------------
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policy. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur, and has prepared appropriate contingency plans should such a situation arise.

Noninterest Income
------------------
Total noninterest income was $3.6 million for the third quarter of 1995 compared to $800 thousand for the comparable period in 1994. Without the effect of security transactions the figures for 1995 would be $3.5 million and for 1994 would amount to $3.3 million.

For the nine months of 1995 total noninterest income was $11.1 million compared to $3.8 million in 1994. Again without the effects of security transactions the balances would be $10.3 million in 1995 and $10.1 million in 1994.

Noninterest Expense
-------------------
Total noninterest expense amounted to $10.7 million for the third quarter of 1995 compared to $9.6 million in 1994. As a result of the FDIC insurance fund reaching a full funding level on a national basis, TrustCo received a refund of approximately $1.1 million during the quarter. Also during the quarter occupancy expense increased by $1.1 million due to write offs taken on certain properties.

On a year to date basis total noninterest expense amounted to $34.3 million in 1995 and $29.8 million in 1994. The principal reasons for the year to date increase are an increase of $2.1 million in other real estate expenses, the increase in occupancy expense as noted during the third quarter, an increase of $1.1 million in salaries and benefits, offset by the reduction in FDIC premiums also as noted during the third quarter.

Income Taxes
------------
In the third quarter of 1995 and 1994, TrustCo recognized income tax expense of $3.3 million and $3.4 million respectively. This resulted in an effective tax rate of 33.6% in 1995 and 36.6% in 1994. The decrease in the effective tax rate between 1994 and 1995 was the result of the increased amount of tax exempt income for 1995 compared to 1994.

Similarly, for the nine month period of 1995, total tax expense was $9.5 million compared to $9.3 million in 1994. Effective tax rates for the nine month periods are 33.8% in 1995 and 35.8% in 1994.

Capital Resources
-----------------
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since, traditionally, most of its capital requirements are met through the net income retained on an annual basis. Previously, TrustCo has stated its intention to open 3 to 5 new branch offices each year for the next several years. These new branches and the related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company or that will be developed and retained in the coming years.

Total shareholders' equity at September 30, 1995 was $149.6 million, up $10.3 million from year end 1994. TrustCo's board of directors declared a cash dividend of $0.275 per shared during the quarter and also declared a 6 for 5 stock split.

The Company achieved the following ratios as of September 30, 1995 and 1994:

                                                   Minimum
                   September 30,    September 30,  Regulatory
                       1995             1994       Guidelines
                   _____________    _____________  __________



Total equity
  to assets           7.00%            6.87%          3.00%

Tier 1 risk
  adjusted capital   12.27%           12.01%          4.00%

Total risk
  adjusted capital   13.55%           13.29%          8.00%



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
                                              Third Quarter            Third Quarter
                                                  1995                     1994
                                      ____________________________________________________________________________
                                       Average          Average Average          AverageChange inVarianceVariance
(dollars in thousands)                 Balance  Interest Rate   Balance  Interest Rate  Interest Balance   Rate
                                                                                         Income/  Change  Change
               Assets                                                                    Expense
Commercial loans.....................$  236,321 $ 5,695  9.62%$  236,898 $ 5,149  8.67%      546     (86)     632
Residential mortgage loans............  725,836  15,275  8.42%   663,684  13,483  8.13%    1,792   1,295      497
Home equity lines of credit ..........  201,100   5,137 10.14%   204,136   4,579  8.90%      558    (434)     992
Installment loans.....................   33,372   1,050 12.48%    28,012     888 12.58%      162     211      (49)
                                      ---------  ------        ---------  ------           -----   -----    -----
Loans, net of unearned income.........1,196,629  27,157  9.06% 1,132,730  24,099  8.49%    3,058     986    2,072

Securities available for sale:
 U.S. Treasuries and agencies.........  318,913   5,925  7.43%   229,827   3,850  6.70%    2,075   1,620      455
 Mortgage-backed securities...........      ---     ---   ---        ---     ---   ---       ---     ---      ---
 States and political subdivisions....   17,391     361  8.29%       ---     ---   ---       361     361      ---
 Other ...............................   20,953     234  4.44%    29,464     506  6.86%     (272)   (123)    (149)
                                      ---------  ------        ---------  ------           -----   -----    -----
   Total securities available for sale  357,257   6,520  7.30%   259,291   4,356  6.72%    2,164   1,858      306

Investment securities:
 U.S. Treasuries and agencies.........  120,985   2,280  7.54%   136,087   2,550  7.50%     (270)   (367)      97
 Mortgage-backed securities...........  126,425   2,112  6.68%   151,155   2,485  6.58%     (373)   (631)     258
 States and political subdivisions....   43,410     805  7.42%    24,815     374  6.03%      431     330      101
 Other ...............................   15,014     294  7.85%    15,011     294  7.85%      ---     ---      ---
                                      ---------  ------        ---------  ------           -----   -----    -----
   Total investment securities........  305,834   5,491  7.18%   327,068   5,703  6.98%     (212)   (668)     456

Federal funds sold....................  196,891   2,908  5.86%   207,848   2,416  4.61%      492    (765)   1,257
                                      ---------  ------        ---------  ------           -----   -----    -----
  Total Interest earning assets.......2,056,611  42,076  8.17% 1,926,937  36,574  7.58%    5,502   1,411    4,091
Allowance for loan losses.............  (46,187) ------          (37,583) ------           -----   -----    -----
Cash and non-interest earning assets..  117,401                  121,665
                                      ---------                ---------
  Total assets.......................$2,127,825               $2,011,019
                                      =========                =========
Liabilities and shareholders' equity

Time deposits:
 Interest-bearing checking:
   NOW accounts .....................$  229,660   1,107  1.91%$  248,616 $   919  1.47%      188    (407)     595
   Money market accounts..............   77,729     566  2.89%   104,979     632  2.39%      (66)   (619)     553
 Savings..............................  621,015   6,386  4.08%   735,607   5,498  2.97%      888  (4,544)   5,432
 CD's over $100 thousand..............   87,515   1,347  6.10%    51,045     668  5.19%      679     545      134
 Other time deposits..................  783,230  11,359  5.75%   590,888   7,447  5.00%    3,912   2,674    1,238
                                      ---------  ------        ---------  ------           -----   -----    -----
  Total time deposits.................1,799,149  20,765  4.58% 1,731,135  15,164  3.48%    5,601  (2,351)   7,952
Short-term borrowings.................   52,427     642  4.86%    18,562     125  2.67%      517     357      160
Long-term debt........................      ---     ---   ---      2,759      53  7.55%      (53)    (53)     ---
                                      ---------  ------        ---------  ------           -----   -----    -----
  Total interest-bearing liabilities..1,851,576  21,407  4.59% 1,752,456  15,342  3.47%    6,065  (2,047)   8,112
Demand deposits.......................  101,113  ------           94,067  ------           -----   -----    -----
Other liabilities.....................   28,908                   29,839
Shareholders' equity..................  146,228                  134,657
                                      ---------                ---------
  Total liab. & shareholders' equity.$2,127,825               $2,011,019
                                      =========                =========
Net interest income...................           20,669                   21,232            (563)  3,458   (4,021)
                                                 ------                   ------           -----   -----    -----
Net interest spread...................                   3.58%                    4.11%

Net interest margin (net interest
 income to total interest earning
   assets)............................                   4.04%                    4.42%

Tax equivalent adjustment                           570                      359
                                                 ------                   ------
   Net interest income per book.......          $20,099                  $20,873
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
                                              Nine Months               Nine Months
                                                  1995                      1994
                                      _____________________________________________________________________________
                                       Average           Average Average           AverageChange inVarianceVariance
(dollars in thousands)                 Balance   Interest Rate   Balance   Interest Rate  Interest Balance   Rate
                                                                                           Income/  Change  Change
               Assets                                                                      Expense
Commercial loans.....................$  237,815 $ 16,940  9.50%$  237,595 $ 14,870  8.35%    2,070      14   2,056
Residential mortgage loans............  702,245   44,281  8.41%   645,521   39,228  8.10%    5,053   3,538   1,515
Home equity lines of credit ..........  204,181   15,604 10.22%   202,267   12,370  8.18%    3,234     118   3,116
Installment loans.....................   33,213    3,151 12.68%    26,928    2,689 13.35%      462     677    (215)
                                      ---------  --------       ---------  -------          ------   -----   -----
Loans, net of unearned income.........1,177,454   79,976  9.06% 1,112,311   69,157  8.30%   10,819   4,347   6,472

Securities available for sale:
 U.S. Treasuries and agencies.........  223,020   12,606  7.54%   334,030   15,611  6.23%   (3,005) (7,192)  4,187
 Mortgage-backed securities...........     ----     ----   ---     48,291    2,122  5.86%   (2,122) (2,122)    ---
 States and political subdivisions....    9,216      568  8.22%      ----     ----   ---       568     568     ---
 Other ...............................   18,452      823  5.96%    33,871    1,757  6.92%     (934)   (715)   (219)
                                      ---------  -------        ---------  -------          ------   -----   -----
   Total securities available for sale  250,688   13,997  7.45%   416,192   19,490  6.24%   (5,493) (9,461)  3,968

Investment securities:
 U.S. Treasuries and agencies.........  137,185    7,662  7.45%    77,762    4,242  7.27%    3,420   3,316     104
 Mortgage-backed securities...........  131,920    6,636  6.71%   100,287    4,820  6.41%    1,816   1,583     233
 States and political subdivisions....   43,962    2,438  7.39%    24,375    1,059  5.79%    1,379   1,026     353
 Other ...............................   15,013      883  7.85%    13,152      730  7.41%      153     108      45
                                      ---------  -------        ---------  -------          ------   -----   -----
   Total investment securities........  328,080   17,619  7.16%   215,576   10,851  6.71%    6,768   6,033     735

Federal funds sold....................  214,330    9,525  5.94%   177,145    5,292  3.99%    4,233   1,274   2,959
                                      ---------  -------        ---------  -------          ------   -----   -----
  Total Interest earning assets.......1,970,552  121,117  8.20% 1,921,224  104,790  7.28%   16,327   2,193  14,134
Allowance for loan losses.............  (43,764) -------          (36,587) -------          ------   -----  ------
Cash and non-interest earning assets..  118,446                   116,730
                                       ---------                 ---------
  Total assets.......................$2,045,234                $2,001,367
                                      =========                 =========
Liabilities and shareholders' equity

Time deposits:
 Interest-bearing checking:
   NOW accounts .....................$  231,163 $  3,260  1.89%$  247,049 $  2,731  1.48%      529    (281)    810
   Money market accounts..............   81,949    1,763  2.88%   106,377    1,900  2.39%     (137)   (622)    485
 Savings..............................  612,219   17,693  3.86%   739,061   16,368  2.96%    1,325  (4,329)  5,654
 CD's over $100 thousand..............   80,731    3,514  5.82%    46,570    1,820  5.23%    1,694   1,467     227
 Other time deposits..................  738,427   31,172  5.64%   582,508   21,760  4.99%    9,412   6,335   3,077
                                      ---------  -------        ---------  -------          ------   -----  ------
  Total time deposits.................1,744,489   57,402  4.40% 1,721,565   44,579  3.46%   12,823   2,570  10,253
Short-term borrowings.................   29,957    1,019  4.55%    19,235      356  2.47%      663     265     398
Long-term debt........................    1,053       69  8.75%     2,753      142  6.88%      (73)   (123)     50
                                      ---------  -------        ---------  -------          ------   -----  ------
  Total interest-bearing liabilities..1,775,499   58,490  4.40% 1,743,553   45,077  3.46%   13,413   2,712  10,701
Demand deposits.......................   96,208  -------           93,453  -------          ------   -----  ------
Other liabilities.....................   30,011                    27,607
Shareholders' equity..................  143,516                   136,753
                                      ---------                 ---------
  Total liab. & shareholders' equity.$2,045,234                $2,001,367
                                      =========                 =========
Net interest income...................            62,627                    59,713           2,914    (519)  3,433
                                                 -------                   -------          ------   -----  ------
Net interest spread...................                    3.80%                     3.82%

Net interest margin (net interest
 income to total interest earning
   assets)............................                    4.23%                     4.14%

Tax equivalent adjustment                          1,548                     1,165
                                                 -------                   -------
   Net interest income per book.......          $ 61,079                  $ 58,548
                                                 =======                   =======




                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




















                                   TrustCo Bank Corp NY


Date:  October 26, 1995            By/s/Robert A. McCormick
                                   ----------------------
                                   Robert A. McCormick
                                   President and
                                   Chief Executive Officer


Date:  October 26, 1995            By/s/Robert T. Cushing
                                  ----------------------
                                   Robert T. Cushing
                                   Vice President and Chief
                                   Financial Officer