Form 10-K
period 1995-12-31
TRUSTCO BANK CORP N Y
filed 1996-03-27
CIK 357301

FORM 10-K
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1995
                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ___________ to ______________
               Commission file number 0-10592
               ______________________________
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

                                 Number of Shares Outstanding
Class of Common Stock                as of March 1, 1996
 __________________                   __________________
    $1 Par Value                          17,651,986

The aggregate market value of registrant's common stock (based upon the closing price on March 1, 1996) held by non-affiliates was approximately $379,518,000.

             DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Part I, Part II, and Part IV).

(2) Portions of registrant's Proxy Statement filed for its Annual
Meeting of Shareholders to be held May 20, 1996 (Part III).

                            PART I
Item 1. Business

General
--------
    TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. Following receipt of necessary regulatory approvals, TrustCo commenced business on July 1, 1982. In 1991, TrustCo acquired, for a combination of cash and TrustCo common stock, Home & City Savings Bank ("Home & City") located in Albany, New York. At the time of the acquisition, Home & City operated 16 branches, and had total assets of approximately $ 848 million, deposits of $ 750 million and shareholders' equity of $ 93 million. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 434 full-time equivalent employees at year-end 1995. TrustCo had 5,092 shareholders of record as of December 31, 1995, and the closing price of the stock at that date was $22.125.

Bank Subsidiary
----------------
   On November 16, 1994 TrustCo initiated the process to convert its banking subsidiary, Trustco Bank New York, a New York state chartered trust company, to a national banking association operating under the name Trustco Bank, National Association (the Bank ). The conversion was undertaken to minimize duplicative federal/state compliance issues. The conversion became effective on February 1, 1995. The Bank is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. Trustco operates 23 automatic teller machines and 47 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. The Bank accounted for substantially all of TrustCo's 1995 consolidated net income and average assets.

    The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $777 million as of December 31, 1995.

    The daily operations of the Bank remain the responsibility of its Board of Directors and officers, subject to the overall supervision by TrustCo. TrustCo derives most of its income from dividends paid to it by its subsidiary Bank. The accounts of the Bank are included in TrustCo's consolidated financial statements.

ORE Subsidiary
---------------
    During 1993, TrustCo created ORE Subsidiary Corp., a New
York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition
-------------
    TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Bank's most direct competition for deposits, historically, has come from other commercial banks, savings associations and credit unions, which are located, or have branches in those areas. The Bank also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last five years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local, but nationally franchised real estate brokers, are all active and aggressive competitors. The Bank competes in the environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. It competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

     TrustCo operates in a number of communities where the competition ranges from other locally based commercial and savings banks, to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. TrustCo is the largest commercial bank headquartered in the Capital District area.

Supervision and Regulation
----------------------------
    Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Board"). The Act requires as a national banking association, TrustCo to obtain prior Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency.
     Virtually all aspects of TrustCo's and the Bank's business are subject to regulation and examination by the Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.

    Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo s Annual Report to Shareholders for the year ended December 31, 1995, which appears on pages 32 and 33 thereof and contains information concerning restrictions of TrustCo s ability to pay dividends, is hereby incorporated by reference.) In addition, the Federal Deposit Insurance Corporation and the Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

    Proposals to change various laws and regulations governing the operation and taxation of banks, bank holding companies and financial institutions are frequently raised in Congress and before various federal and state regulatory authorities. Recently, on September 29, 1994 the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted which permits, beginning one year from date of enactment, bank holding companies to acquire banks in any state (subject to state and nationwide deposit limitations) and for full interstate branching commencing June 1, 1997 (subject to an individual state's earlier decision to opt out of or opt into the interstate branching provision).

Foreign Operations
--------------------
Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.

Statistical Information Analysis
--------------------------------
    The "Management's Discussion and Analysis" on pages 5 through 23 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1995, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.


Item 2. Properties

    TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 47 offices, of which 20 are owned and 27 are leased from others. The asset value of these properties, when considered in the aggregate, are not material to the operation of TrustCo.

In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate and are being fully utilized.


Item 3. Legal Proceedings

    The nature of TrustCo's business generates a certain amount of litigation against TrustCo and its subsidiaries involving matters arising in the ordinary course of business. In the opinion of management of TrustCo, there are no proceedings pending to which TrustCo or either of its subsidiaries is a party, or of which its property is the subject which, if determined adversely to TrustCo or such subsidiaries, would be material in relation to TrustCo's consolidated stockholders' equity and financial condition.


Item 4. Submission of Matters to a Vote of Security Holders

None.
 Executive Officers of TrustCo

    The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:


                                                   Year First
                                                     Became
Name, Age and            Principal Occupations      Executive
Position                 Or Employment Since           of
With TrustCo             January 1, 1990             TrustCo
-----------------------  --------------------------  -------
Robert A. McCormick, 59, President and Chief           1984
President and Chief      Executive Officer, TrustCo
Executive Officer        Bank Corp NY.
                         President and Chief
                         Executive Officer, Trustco
                         Bank, National Association.

Robert T. Cushing, 40,   Vice President and Chief       1994
Vice President and       Financial Officer, TrustCo
Chief Financial Officer  Bank Corp NY  since 1994.
                         Senior Vice President and
                         Chief Financial Officer,
                         Trustco Bank, National
                         Association since 1994.
                         Partner, KPMG Peat Marwick
                         LLP (1978-1994).

Nancy A. McNamara 46,    Vice President, TrustCo Bank   1992
Vice President           Corp NY since 1992.  Senior
                         Vice President, Trustco Bank,
                         National Association since
                         1988.  Director of TrustCo
                         Bank Corp NY and Trustco Bank,
                         National Association since
                         December 1991.

William F. Terry, 54,    Secretary, TrustCo Bank Corp   1990
Secretary                NY since 1990.  Senior Vice
                         President, Trustco Bank,
                         National Association since 1987.
                         Secretary, Trustco Bank,
                         National Association since 1990.

Ralph A. Pidgeon, 53     Vice President, TrustCo Bank   1995
Vice President           Corp NY since 1995.  Senior
                         Vice President, Trustco Bank,
                         National Association since 1982.

There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until election of his or her successor.





                          PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
The inside front cover of TrustCo's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference. The closing price for the Corporation's common stock on December 31, 1995, was $22.125.


Item 6. Selected Financial Data
Page 21 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
Pages 5 through 23 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of KPMG Peat Marwick LLP on pages 26 through 41 of TrustCo's Annual
Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
None.


                          PART III


Item 10.  Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and "Compliance With Section 16(a) Of The Securities Exchange Act Of 1934 " on page 19, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 1996, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."


Item 11.  Executive Compensation
The information under the captions "TrustCo and Trustco Bank
Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 6 through 10 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 1996, is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
The information under the captions "Information on TrustCo Directors and Nominees,""Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 5 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 18 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 1996, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Officers and Associates" on page 18 of
TrustCo's Proxy Statement filed for its Annual Meeting of
Shareholders to be held May 20, 1996, is incorporated herein by reference.


                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference.

     Consolidated Statements of Condition--December 31, 1995 and
     1994.

     Consolidated Statements of Income--Years Ended December 31,
     1995, 1994 and 1993.

     Consolidated Statements of Changes in Shareholders'
     Equity--Years Ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows--Years Ended December
     31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     Financial Statement Schedules
          Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.













     The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No. Description
__________  _________________________________________________
   3(a)     Amended and Restated Certificate of
            Incorporation of TrustCo.

   3(b)     Amended and Restated Bylaws of TrustCo.

  10(a)     Employment Agreement dated January 1,
            1992 and Amendment No. 1 dated November
            16, 1993, among TrustCo, the Bank and
            Robert A. McCormick.  Amendment No. 2 dated
            September 1, 1994, and Amendment No. 3
            dated February 13, 1995, among TrustCo, the
            Bank and Robert A. McCormick.

  10(d)     Employment Agreement dated June 21, 1994, and
            Amendment No. 1 dated February 14, 1995, among
            TrustCo, the Bank and Robert T. Cushing.

  10(f) Restated Employment Agreements dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among
            TrustCo, the Bank and Nancy A. McNamara.

  10(g)     Restated Employment Agreements dated June 21,
            1994, and Amendment No. 1 dated February 14,
             1995, among TrustCo, the Bank and Ralph A.
            Pidgeon.

  10(h)     Restated Employment Agreements dated June 21,
            1994, and Amendment No. 1 dated February 14,
            1995, among TrustCo, the Bank and William
            F. Terry.

  10(j)     Restated 1985 TrustCo Bank Corp NY Stock Option
            Plan.

  10(k)     TrustCo Bank Corp NY Directors Stock Option
            Plan.

  10(o)     1995 TrustCo Bank Corp NY Stock Option Plan.



________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to
Item 14(c) of this report.


      The following exhibits are filed herewith:*

Reg S-K
Exhibit No. Description
___________ _______________________________________________
  10(b) Amendment No. 4 dated December 1, 1995, to the Employment Agreement dated January 1, 1992 among TrustCo, the Bank and Robert A. McCormick.

  10(c) Schedule A updating the Employment Agreement dated January 1, 1992 among TrustCo, the
            Bank and Robert A. McCormick.

  10(e) Schedule A updating the Employment Agreement dated June 21, 1994, among TrustCo, the
            Bank and Robert T. Cushing.

  10(i)     Schedules A updating the Restated Employment
            Agreements dated June 21, 1994, among TrustCo the Bank and each of Nancy A. McNamara, Ralph A. Pidgeon and William F. Terry.

  10(l)     Restated Trustco Bank Supplemental Retirement
            Plan, dated June 24, 1994, Amendment No. 1, dated February 13, 1995 and Amendment No. 2, dated December 1, 1995.

  10(m)     Restated Agreement for Supplemental Retirement
            Benefits for Robert A. McCormick, dated June
            24, 1994 and Amendment No. 1 dated December 1,
            1995.

  10(n) Trustco Bank Executive Officer Incentive Plan dated December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995 and Amendment No. 3, dated December 1, 1995.

  11        Computation of Net Income Per Common Share.

  13 Annual Report to Security Holders of TrustCo for the year ended December 31, 1995.

  21        List of Subsidiaries of TrustCo.

  23        Independent Auditors' Consent of KPMG Peat
            Marwick LLP.

  24        Power of Attorney.

  27        Financial Data Schedules.

  99        Independent Auditors' Report of KPMG
            Peat Marwick LLP.
________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to
Item 14(c) of this report.
 Reports on Form 8-K:


On October 17, 1995, TrustCo filed a Current Report on Form
8-K reporting the third quarter 1995 results.

On January 19, 1996, TrustCo filed a Current Report on Form
8-K reporting the fourth quarter and year-end December 31, 1995, results.

On February 23, 1996, TrustCo filed a Current Report on Form
8-K reporting the declaration of a cash dividend.

On March 22, 1996, TrustCo filed a Current Report on Form 8-
K reporting an offer to purchase ALBANK Financial
Corporation by TrustCo Bank Corp NY.



                            SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   TrustCo Bank Corp NY

                   By/s/Robert A. McCormick
                      Robert A. McCormick
                      President and Chief
                      Executive Officer
                      (Principal Executive Officer)


                   By/s/Robert T. Cushing
                      Robert T. Cushing
                      Vice President and Chief
                      Financial Officer
                      (Principal Financial and
                      Accounting Officer)





Date: March 25 1996






























 .
                           Signatures

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title           Date

         *                  Director         March 25 1996
Barton A. Andreoli

         *                  Director         March 25, 1996
Lionel O. Barthold

         *                  Director         March 25, 1996
M. Norman Brickman

         *                  Director         March 25, 1996
Charles W. Carl, Jr.

         *                  Director         March 25, 1996
Robert A. McCormick

         *                  Director         March 25, 1996
Nancy A. McNamara

         *                  Director         March 25, 1996
Dr. John S. Morris

         *                  Director         March 25, 1996
Dr. James H. Murphy

         *                  Director         March 25, 1996
Richard J. Murray, Jr.

         *                  Director         March 25, 1996
Kenneth C. Petersen

         *                  Director         March 25, 1996
William D. Powers

         *                  Director         March 25, 1996
William J. Purdy

/s/William F. Terry         Director         March 25, 1996
William F. Terry

         *                  Director         March 25, 1996
Philip J. Thompson

                             By/s/William F. Terry
                              *William F. Terry, as Agent
                              Pursuant to Power of Attorney


                        EXHIBIT INDEX

Reg S-K
Item 601
Exhibit No. Exhibit
__________  _________________________________________________
   3(a)    Amended and Restated Certificate of Incorporation
            of TrustCo filed as Exhibit 3(i) to TrustCo Bank Corp NY s Annual Report on Form 10-K (File No. 000-10592) for the fiscal year ended December 31, 1993, is incorporated herein by reference.

   3(b) Amended and Restated Bylaws of TrustCo, with amendments through February 21, 1995, filed as
            Exhibit 3(ii) to TrustCo Bank Corp NY's Annual
            Report on Form 10-K(file No. 000-10592) for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(a) Employment Agreement dated January 1, 1992 and, Amendment No. 1 dated November 16, 1993, among TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(a); and Amendment No. 2 dated September 1, 1994, and Amendment No. 3 dated February 13, 1995, to the Employment Agreement dated November 16, 1993 among TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10-K (file No. 000-10592) for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(b)     Amendment No. 4 dated December 1, 1995, to the
            Employment Agreement dated January 1, 1992 among
            TrustCo, the Bank and Robert A. McCormick.

  10(c) Schedule A updating the Employment Agreement dated January 1, 1992 among TrustCo, the
            Bank and Robert A. McCormick.

  10(d) Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Robert T. Cushing filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10-K (file No. 000-10592) for the fiscal year ended December 31, 1994, is incorpor-ated herein by reference.

  10(e) Schedule A updating the Employment Agreement dated June 21, 1994, among TrustCo, the
            Bank and Robert T. Cushing.









                    EXHIBIT INDEX (continued)

Reg S-K
Item 601
Exhibit No. Exhibit
__________  ____________________________________________
  10(f) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Nancy A. McNamara, filed as.
            Exhibit 10(d) to TrustCo Bank Corp NY's Annual Report on Form 10-K (file No. 000-10592) for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(g) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Ralph A. Pidgeon, filed as.
            Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10-K (file No. 000-10592) for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(h) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and William F. Terry, filed as.
            Exhibit 10(e) to TrustCo Bank Corp NY's Annual Report on Form 10-K (file No. 000-10592) for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(i)     Schedules A updating the Restated Employment
            Agreements dated June 21, 1994, among TrustCo, the Bank and each of Nancy A. McNamara, Ralph A.
            Pidgeon, and William F. Terry.

  10(j) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended and restated effective July 1, 1994, filed as Exhibit 10(h) to TrustCo Bank Corp NY s Annual Report on Form 10-K (File No. 000-10592)for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(k)     TrustCo Bank Corp NY Directors Stock Option
            Plan filed as Exhibit 10(g) to TrustCo Bank
            Corp NY s Annual Report on Form 10-K (File No.
            000-10592) for the fiscal year ended December
            31, 1993, is incorporated herein by reference.

  10(l)     Restated Trustco Bank Supplemental Retirement
            Plan, dated June 24, 1994, Amendment No. 1, dated February 13, 1995 and Amendment No. 2, dated December 1, 1995.

  10(m)     Restated Agreement for Supplemental Retirement
            Benefits for Robert A. McCormick, dated June
            24, 1994 and Amendment No. 1 dated December 1, 1995.

                     EXHIBIT INDEX (continued)

Reg S-K
Item 601
Exhibit No. Exhibit
__________  ____________________________________________

  10(n) Trustco Bank Executive Officer Incentive Plan dated December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995 and Amendment No. 3, dated December 1, 1995.

  10(o) 1995 TrustCo Bank Corp NY Stock Option Plan, dated June 20, 1995, filed on Form S-8
            (file No. 33-60409) dated June 20, 1995, is
            incorporated herein by reference.

  11        Computation of Net Income Per Common Share.

  13 Annual Report to Security Holders of TrustCo for the year ended December 31, 1995.

            GRAPHICS APPENDIX

                                       Cross References
                                         to Page of
            Omitted Charts              Annual Report
            ______________________________________________
            1    Net Interest Margin............5

            2    Allowance for Loan Losses.....15

            3    Efficiency Ratio..............19

            4    Dividends Per Share...........20

The charts listed above were omitted from the EDGAR version of
Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.

  21        List of Subsidiaries of TrustCo.

  23        Independent Auditors' Consent of KPMG Peat
            Marwick LLP.

  24        Power of Attorney.

  27        Financial Data Schedules.

  99        Independent Auditors' Report of KPMG Peat
            Marwick LLP.



                                              Exhibit 10(b)
                           AMENDMENT NO. 4 TO
                      EMPLOYMENT AGREEMENT BETWEEN
                 TRUSTCO BANK, NATIONAL ASSOCIATION AND
                        TRUSTCO BANK CORP NY AND
                          ROBERT A. McCORMICK


     WHEREAS, Trustco Bank, National Association (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Robert
A. McCormick (herein referred to as the "Executive"); and WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement effective as of January 1, 1995;
     NOW, THEREFORE, effective January 1, 1995, the Agreement is hereby amended in the following respect:

I. Paragraph 6 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:
          "6. Termination of Employment. "In the event there is a Termination (including termination of employment or any other event included in Section 7 herein) of the Executive for any reason other than for good cause (as hereinafter defined) or retirement, the Executive shall receive, upon his Termination with either of the Companies, the Termination Benefits set forth hereinbelow. The
     Executive's Termination for good cause shall be limited to the Executive's having committed a felony, or an act intentionally against either of the Companies which cause either Company material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to either of the Companies pursuant to this Agreement."

           IN WITNESS WHEREOF, the Company, TrustCo and the
Executive have caused this Amendment No. 4 to be executed
this 1st day of December, 1995.
TRUSTCO BANK, NATIONAL        TRUSTCO BANK CORP NY
ASSOCIATION

By:/s/ William F. Terry       By:/s/ William F. Terry
  _______________________       ________________________

Title: Secretary               Title: Secretary
     ____________________           ____________________


                              /s/ Robert A. McCormick
                              __________________________


                                               Exhibit 10(c)


Schedule A to Agreement among Companies and Robert A.
McCormick

Calendar Year        Annual Salary    Approval of Companies
    1992                $550,000
    1993                $650,000      /s/William F. Terry
    1994                $700,000      /s/William F. Terry
    1995                $720,000      /s/William F. Terry
    1996                $750,000      /s/William F. Terry




                                 TRUSTCO BANK CORP NY

                                 BY/s/M. Norman Brickman
                                   _____________________


                                 TRUSTCO BANK NEW YORK

                                 BY/s/M. Norman Brickman
                                   _____________________


                                 AGREEMENT OF EXECUTIVE
                                 BY/S/Robert A. McCormick
                                   ______________________
                                   Robert A. McCormick


                                              Exhibit 10(e)

     Schedule A to Agreement among Companies and Robert T. Cushing


Calendar Year     Annual Salary    Approval of Companies
_______________   _______________  _______________________

     1994           230,000.00      /s/Robert A. McCormick
     1995           240,000.00      /s/Robert A. McCormick
     1996           260,000.00      /s/Robert A. McCormick


                            TRUSTCO BANK CORP NY

                            By:/s/Robert A. McCormick
                             ___________________________
                             President and Chief Executive
                             Officer


                            TRUSTCO BANK NEW YORK

                            By:/s/Robert A. McCormick
                             ___________________________
                             President and Chief Executive
                             Officer


                            AGREEMENT OF EXECUTIVE

                               /s/Robert T. Cushing
                             ________________________
                                Robert T. Cushing

                                              Exhibit 10(i)

       Schedule A to Agreement among Companies and Nancy A. McNamara


Calendar Year      Annual Salary    Approval of Companies
_______________   _______________   _______________________
     1992          $160,000.00      /s/Robert A. McCormick
     1993           200,000.00      /s/Robert A. McCormick
     1994           230,000.00      /s/Robert A. McCormick
     1995           240,000.00      /s/Robert A. McCormick
     1996           260,000.00      /s/Robert A. McCormick


                            TRUSTCO BANK CORP NY

                            By:/s/Robert A. McCormick
                             ___________________________
                             President and Chief Executive
                             Officer


                            TRUSTCO BANK NEW YORK

                            By:/s/Robert A. McCormick
                             ___________________________
                             President and Chief Executive
                             Officer


                            AGREEMENT OF EXECUTIVE
                            /s/Nancy A. McNamara
                            _____________________

                            Nancy A. McNamara





Note: Schedule A as shown here for Nancy A. McNamara, is representative of Schedules A for William F. Terry and
Ralph A. Pidgeon.




                                              Exhibit 10(l)
                            RESTATEMENT OF
               TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
              ___________________________________________


     WHEREAS, Trustco Bank New York, a New York corporation
(the "Corporation") established effective as of November 21, 1989, the Trustco Bank Supplemental Retirement Plan (the
"Plan"); and

     WHEREAS, the Corporation desires to amend and restate the Plan effective as of January 1, 1994;

     NOW, THEREFORE, effective as of January 1, 1994, the
Plan is hereby amended and restated in its entirety so that it shall read as follows:


                               ARTICLE I
                              ___________

                              DEFINITIONS
                              ___________

     Except as otherwise specified herein, all capitalized terms shall have the same meanings as such terms have under the Retirement Plan of Trustco Bank New York.

     SECTION 1.1. "Actuarial Equivalent" means equality in value of the aggregate amounts expected to be received under different forms of payment, based on the UP-1984 Mortality Table, with 7 1/2% interest. When determining the amount of a Participant's lump sum distribution or the present value of a Participant's Accrued Benefit under the Retirement Plan, the interest rates used to make an Actuarial Equivalent determination are the immediate and deferred annuity rates the Pension Benefit Guaranty Corporation ("PBGC") would use for a trusteed single employer plan to value a benefit upon termination of an insufficient trusteed single-employer plan. In the event of a distribution made during a calendar year, the applicable PBGC interest rates for the month of January preceding the distribution shall be used to make an Actuarial Equivalent determination.

     SECTION 1.2.   "Board of Directors" means the Board of
Directors of Trustco Bank New York.

     SECTION 1.3. "Cause" means conduct of a Participant which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct. The Committee shall have sole and uncontrolled discretion with respect to the application of the provisions of this Section 1.3 and any determination shall be conclusive and binding upon the Participant and all other persons.

     SECTION 1.4. "Change in Control" means any of the following events: (a) any individual, corporation (other than the Corporation), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Corporation possessing twenty percent (20%) or more of the voting power for the election of Directors of the Corporation; (b) there shall be consummated any consolidation, merger or other business combination involving the Corporation or the securities of the Corporation in which holders of voting securities of the Corporation immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Corporation (or, if the Corporation does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Corporation (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Corporation's shareholders, of each new Director of the Corporation was approved by a vote of at least two-thirds of the Directors of the Corporation then still in office who were Directors of the Corporation at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent Directors of the Corporation other than a removal for Cause; or (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation (on a consolidated basis) to a party which is not controlled by or under common control with the Corporation.

     SECTION 1.5.   "Code" means the Internal Revenue Code
of 1986, as amended.

     SECTION 1.6.   "Committee" means the committee
appointed by the Board of Directors to administer the Plan.

     SECTION 1.7.   "Corporation" means Trustco Bank New
York.

     SECTION 1.8. "Credited Years of Service" means (i) as of a Determination Date, a Participant's Years of Benefit Service, as calculated under the Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Retirement Plan, and (ii) as of a Participant's Normal Retirement Date, a Participant's Years of Benefit Service, as calculated under the Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Retirement Plan, plus the number of Plan Years (and fractions thereof) from the Determination Date to his Normal Retirement Date.

     SECTION 1.9.   "Determination Date" means the date of
termination of employment or the date the Corporation elects to distribute the present value of the Supplemental
Retirement Benefit of the Participant or Beneficiary in a single lump sum.

     SECTION 1.10. "Earnings" means the calendar year earned income, wages, salaries, and fees for professional services, and other amounts received for personal services actually rendered in the course of employment with the Corporation (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses, and amounts paid under the Trustco Bank Executive Officer Incentive Plan and the Executive Incentive Plan of Trustco Bank New York) paid or accrued to a Participant by the Company and excluding the following:

     (a) contributions by the Corporation to a plan of deferred compensation which are not included in a Participant's gross income for the taxable years in which contributed or contributions by the Corporation under a simplified employee pension plan to the extent the contributions are deductible by the Participant, or any distributions from a plan of deferred compensation;

     (b)   amounts realized from the exercise of a
           nonqualified stock option, or when restricted stock (or property) held by a Participant either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

     (c) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option;

     (d) other amounts which received special tax benefits, or contributions made by the Corporation (whether or not under a salary reduction agreement) toward the purchase of an annuity described in Code Section 403(b)
           (whether or not the amounts are actually excludable from the gross income of a Participant); and

     (e) amounts paid from any supplemental retirement plan maintained by the Corporation.

     Earnings includes any amounts contributed by the Corporation or any related employer on behalf of a Participant pursuant to a salary reduction agreement which are not includable in the gross income of a Participant pursuant to Code Section 125, 401(a)(8), 401(k), 402(h) or
403(b).

     SECTION 1.11.  "Employee" means any person, except
Robert A. McCormick, who is employed as an executive officer by the Corporation or any of its subsidiaries.

     SECTION 1.12.  "Final Average Earnings" as of any
Determination Date shall be equal to the average of a Participant's highest five (5) consecutive Plan Years of Earnings out of the ten (10) consecutive Plan Years immediately preceding the Determination Date.

     Provided, however, if a Participant's Earnings for the Plan Year in which his employment with the Corporation terminates for any reason is greater than his Earnings during the first Plan Year of the averaging period to be used, the first Plan Year Earnings shall be disregarded and the Earnings of the Participant during the Plan Year in which his employment terminates shall be taken into account.

     SECTION 1.13. "Normal Retirement Date" means the first day of the month coinciding with or next following the month in which a Participant attains age 65.

     SECTION 1.14.  "Participant" means any Employee who is
selected by the Board of Directors for participation in the Plan as provided in Article II.

     SECTION 1.15.  "Plan" means the Trustco Bank
Supplemental Retirement Plan as set forth herein and as the same may be amended from time to time.

     SECTION 1.16.  "Plan Year" means the twelve (12) month
period beginning on any January 1 and ending on the following December 31.

     SECTION 1.17. "Primary Social Security Benefit" means the annual amount that would be available to a Participant at social security retirement age under the provisions of Title II of the Social Security Act without regard to any changes in the wage base or benefit levels that take effect after that date, based on the assumption that he will continue to receive until social security retirement age compensation which would be treated as wages for purposes of the Social Security Act at the same rate as he received such compensation at the time of retirement, death, disability or termination of employment if such event precedes his attainment of social security retirement age.

     SECTION 1.18   "Projected Accrued Benefit" under the
Retirement Plan means the Participant's Accrued Benefit under the Retirement Plan as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average
Earnings, Projected Primary Social Security Benefit, and
Projected Years of Service.

     SECTION 1.19. "Projected Earnings" means the estimated annual earnings of a Participant for a future Plan Year and is equal to Earnings, excluding bonus, for the year ending on the Valuation Date increased by

     (a)   the assumed future bonus payments, and

     (b) the assumed future cost of living increases for such year.

The rate of assumed future bonus payments and the rate of assumed future cost of living increases shall be determined as of each Valuation Date by the Committee.

     SECTION 1.20. "Projected Final Average Earnings" means the average of the highest five (5) consecutive Plan Year's Projected Earnings out of the ten (10) consecutive Plan Years immediately preceding the Normal Retirement Date. If the Participant is within ten (10) years of his Normal Retirement Date, his actual Earnings, including bonuses, will be used for any Plan Year prior to the Valuation Date.

     Provided, however, if the Participant's Earnings for the Plan Year in which his employment with the Corporation terminates for any reason is greater than his Earnings during the first Plan Year of the averaging period to be used, the first Plan Year Earnings shall be disregarded and the Earnings of the Participant during the Plan Year in which his employment terminates shall be taken into account.

     SECTION 1.21. "Projected Primary Social Security Benefit" means the Participant's estimated Primary Social Security Benefit as of the January 1st of the year during which he attains the Social Security retirement age assuming that the Social Security wage base and the Social Security cost of living increases are equal to the assumed future cost of living increases used for projecting earnings.

     SECTION 1.22.  "Projected Total Retirement Benefit"
means the Total Retirement Benefit of a Participant as of his Normal Retirement Date, based on Projected Earnings,
Projected Final Average Earnings, Projected Primary Social
Security Benefits, and Projected Years of Service.

     SECTION 1.23. "Projected Years of Service" means the completed Credited Years of Service at the Participant's Normal Retirement Date assuming the Participant continues to work forty (40) hours per week from the Valuation Date to his Normal Retirement Date.

     SECTION 1.24.  "Retirement Plan" means the Retirement
Plan of Trustco Bank New York.

     SECTION 1.25.  "Supplemental Account Balance" means a
bookkeeping account maintained by the Corporation which reflects a Participant's benefit under the Plan as calculated under Article III herein.

     SECTION 1.26.  "Supplemental Retirement Benefit" means
the benefit calculated in accordance with Article III of the Plan.

     SECTION 1.27.  "Total Retirement Benefit" for an
individual who is a Participant in the Plan on December 31, 1993 means, as of any Determination Date, the greatest of the following formulas:

     (a) A career average pension equal to, for each year of employment:

           (i)      1.1% of the first $5,000 of Earnings,
                    plus,

           (ii)     2.0% of Earnings in excess of $5,000, or

     (b)   A pension equal to:

           (i)      1% times Final Average Earnings times
                    Credited Years of Service at Normal
                    Retirement Date up to a maximum of
                    40 years, times

           (ii)     Credited Years of Service as of the
                    Determination Date divided by Credited
                    Years of Service at Normal Retirement
                    Date, or

     (c)   A pension equal to:

           (i)      2% times Final Average Earnings times
                    Credited Years of Service at Normal
                    Retirement Date up to a maximum of
                    40 years, less

           (ii)     2% times the Primary Social Security
                    Benefit times Credited Years of Service
                    at Normal Retirement Date up to a
                    maximum of 25 years, times

           (iii)    Credited Years of Service at the
                    Determination Date divided by Credited
                    Years of Service at Normal Retirement
                    Date, or

     (d)   A pension equal to:

           (i) the Accrued Benefit under the Retirement Plan as of December 31, 1988 which is not limited by the maximum benefit limit under Code Section 415 and the maximum compensation limit under Code
                    Section 401(a)(17), plus

           (ii) 1.25% times Final Average Earnings times credited Years of Service after January
                    1, 1989 up to a maximum of X years at
                    the Determination Date, plus

           (iii) .65% times Final Average Earnings in excess of the Covered Compensation level times Credited Years of Service after January 1, 1989 up to a maximum of X years at the Determination Date.

           For purposes of subparagraphs (ii) and (iii), X is equal to 40 years minus the Credited Years of Service at January 1, 1989.

     For an individual who becomes a Participant in the Plan on or after January 1, 1994, "Total Retirement Benefit" means the formula described in subparagraph (d) of this
Section 1.27.

     SECTION 1.28.  "Valuation Date" means December 31 of
each year.


                              ARTICLE II
                              __________

                             PARTICIPATION
                             _____________

     SECTION 2.1.   Participation in the Plan shall be
limited to a select group of Employees of the Corporation and its subsidiaries who are management or highly compensated Employees within the meaning of Section 201(2) of the Employee Retirement Income Security Act of 1974, as amended, and who have been selected by the Board of Directors to participate in the Plan; provided, however, that Robert A. McCormick shall not be a Participant in the Plan.

     SECTION 2.2.   Each Employee selected by the Board of
Directors to participate in the Plan shall indicate his agreement to the terms of the Plan by executing a Participation Agreement, a form of which is attached hereto as Exhibit A. Subject to Article VI, an Employee and the
Corporation may agree to vary the terms of the Plan as to such Employee.


                           ARTICLE III
                           ___________

                            BENEFITS
                           __________


     SECTION 3.1.   Benefit Amount.  Except in the case of
termination for Cause, in which event no benefit shall be payable under the Plan, if a Participant's employment with the Corporation and all of its subsidiaries is terminated
(a) by death or Disability, (b) after the Participant has completed five (5) years of Vesting Service, or (c) after the Participant has satisfied the requirements for early retirement under the Retirement Plan, the Participant will be entitled to a benefit in an amount equal to his Supplemental Account Balance payable at such time and in such manner as provided herein.

     SECTION 3.2.   Supplemental Account Balance at
December 31, 1993.  The Participant's Supplemental Account
Balance at December 31, 1993, is equal to the lump sum
Actuarial Equivalent of the Participant's Supplemental
Retirement Benefit payable under the provisions of the Plan in effect on December 31, 1993. The Actuarial Equivalent shall be determined based on the annual Supplemental
Retirement Benefit beginning on the Participant's Normal
Retirement Date but based on his Final Average Earnings and Credited Years of Service as of December 31, 1993.

     SECTION 3.3.   Redetermination of Supplemental Account
Balance on or Before Normal Retirement Date.  The
Participant's Supplemental Account Balance shall be redetermined on each Valuation Date and on his Normal
Retirement Date.

     (a)   The Supplemental Account Balance on any
     Valuation Date after December 31, 1993 is equal to:

           (i)      the Supplemental Account Balance as of
                    the immediately preceding Valuation
                    Date, plus

           (ii)     the Account Balance Increment for the
                    Plan Year ending on the Valuation Date;
                    less

           (iii)    the amount of his Supplemental
                    Retirement Benefit distributed under the
                    Plan pursuant to Section 4.4, or its
                    successor, since the immediately
                    preceding Valuation Date.

     (b)   (1)  The Account Balance Increment for the Plan
     Year ending December 31, 1994 shall be determined as of January 1, 1994 and is equal to:

           (i)      the projected Supplemental Account
                    Balance at Normal Retirement Date,
                    measured as of December 31, 1993, minus

           (ii)     the accrued pension expense as
                    determined by the Retirement Plan
                    actuary under the Statement of Financial
                    Accounting Standards No. 87 as of
                    December 31, 1993, divided by

           (iii)    the number of years and months from
                    December 31, 1993 to the Participant's
                    Normal Retirement Date, minus

           (iv)     the Supplemental Account Balance as of
                    December 31, 1993, plus

           (v)      the accrued pension expense as
                    determined by the Retirement Plan
                    actuary under the Statement of Financial
                    Accounting Standards No. 87 as of
                    December 31, 1993.

     Notwithstanding the above, no Account Balance Increment for the Plan Year ending December 31, 1994 shall be less than zero.

           (2) The Account Balance Increment for any Plan Year beginning on and after January 1, 1995 and through the Plan Year in which a Participant's Normal Retirement Date occurs shall be determined on the immediately preceding Valuation Date and is equal to:

           (i)      the projected Supplemental Account
                    Balance at Normal Retirement Date,
                    measured as of the immediately preceding
                    Valuation Date, minus

           (ii)     the Supplemental Account Balance as of
                    the immediately preceding Valuation
                    Date, divided by

           (iii)    the number of years and months from the
                    immediately preceding Valuation Date to
                    the Participant's Normal Retirement
                    Date.

     Notwithstanding the above, no Account Balance Increment for any Plan Year beginning on and after January 1, 1995 shall be less than zero.

           A portion of the Account Balance Increment constitutes interest which is determined by using the Pension Benefit Guaranty Corporation interest rate in effect as of the first day of the applicable Plan Year.

     (c)   The Participant's projected Supplemental Account
     Balance at Normal Retirement Date is equal to the lump sum Actuarial Equivalent of:

           (i)      his Projected Total Retirement Benefit,
                    less

           (ii)     the amount of his Projected Accrued
                    Benefit under the Retirement Plan; less

           (iii)    the amount of his Supplemental
                    Retirement Benefit previously
                    distributed under the Plan pursuant to
                    Section 4.4, or its successor.

     SECTION 3.4.   Determination of Supplemental Account
Balance After Normal Retirement Date. If a Participant remains in the employment of the Corporation beyond his Normal Retirement Date, his Supplemental Account Balance shall be increased as of each Valuation Date subsequent to his Normal Retirement Date by an amount equal to:

     (a) the interest on the Supplemental Account Balance as of the immediately preceding Valuation Date (adjusted for any distributions made to the Participant in accordance with Section 4.4 since the immediately preceding Valuation Date) at the Pension Benefit Guaranty Corporation interest rate in effect on the Valuation Date, plus

     (b) the same percentage of Earnings as is allocated as of such Valuation Date to participants under the Profit Sharing Plan of Trustco Bank New York.

For the Valuation Date immediately following the Participant's Normal Retirement Date, his Account Balance
Increment shall be the greater of the amount determined under Section 3.3 or the amount determined under this
Section 3.4.

     SECTION 3.5.   Monthly Allocation Date.  The
Supplemental Account Balance on the last day of any month during the Plan Year (the "Monthly Allocation Date") shall be equal to:

           (i)      the Supplemental Account Balance as of
                    the immediately preceding Valuation
                    Date, plus

           (ii) the Account Balance Increment, times the quotient of the number of months from the immediately preceding Valuation Date to the Monthly Allocation Date, divided by 12.

     SECTION 3.6.   Reduction of Supplemental Account
Balance. A Participant's Supplemental Account Balance will be reduced by the amount of any distribution made to the Participant pursuant to Sections 4.3 or 4.4.


                              ARTICLE IV
                             ____________

                          PAYMENT OF BENEFITS
                          ___________________


     SECTION 4.1. Except in the case of termination for Cause, in which event no benefit shall be payable under the Plan, and except as otherwise provided in Sections 4.2 and 9.1, if a Participant's employment with the Corporation and all of its subsidiaries is terminated (a) after the Participant has completed five (5) years of Vesting Service, or (b) after the Participant has satisfied the requirements for early retirement under the Retirement Plan, the Participant will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.

     SECTION 4.2.   If a Participant's employment with the
Corporation or one of its subsidiaries is terminated (a) by retirement, (b) by disability or (c) by death, the Participant or his Beneficiary will be entitled to his Supplemental Account Balance determined at the next
Valuation Date.

     SECTION 4.3. The Supplemental Account Balance shall be payable to the Participant or his Beneficiary in the same manner, and at the same time, as benefit payments to such Participant or his Beneficiary under the Retirement Plan or in one lump sum or a series of installments as elected by the Participant or his Beneficiary.

     SECTION 4.4. Notwithstanding Section 4.3, the Corporation, in its discretion, may at any time elect to distribute to a Participant or his Beneficiary a single lump sum equal to the Supplemental Account Balance as of a date specified by the Corporation. The Actuarial Equivalent of any single lump sum distribution will be included in the amount offset under Section 3.3(c)(iii).


                               ARTICLE V
                               _________

                                CLAIMS
                               ________


     SECTION 5.1. If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, and an explanation of why such material or information is necessary and appropriate information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such requests should be submitted to the Committee, in writing within 60 days after receipt of the denial notice, stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review. The decision on review will be in writing to the claimant and shall include specific reasons for the decision.


                              ARTICLE VI
                            ______________

                       AMENDMENT AND TERMINATION
                     _____________________________


     SECTION 6.1.   The Board of Directors may amend or
terminate the Plan at any time; provided, however, that no such amendment or termination shall have the effect of reducing a Participant's benefit accrued under the Plan as of the date of such amendment or termination and the Participant shall be entitled to receive such benefit as provided in Article III.

                              ARTICLE VII
                             ____________

                            ADMINISTRATION
                            ______________


     SECTION 7.1. The Plan shall be administered by the Committee in accordance with its terms, for the exclusive benefit of Participants. The powers and duties of the Committee shall be similar to those powers and duties granted to the Plan Administrator of the Retirement Plan. Any interpretation or construction of Plan terms or any determination by the Committee with respect to Plan benefits, etc., shall be conclusive and binding with respect to Participants and all other persons.


                          ARTICLE VIII
                          ____________

                          MISCELLANEOUS
                          _____________


     SECTION 8.1.   The benefits provided hereunder will be
paid directly from the Corporation out of its general assets and the benefits will not be funded.

     SECTION 8.2. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall give the Participant the right to be retained in the employ of the Corporation or its subsidiaries or interfere with the right of the Corporation or its subsidiaries to discharge the Participant at any time, nor shall it give the Corporation or its subsidiaries the right to require the Participant to remain in their employ or interfere with the Participant's right to terminate his employment at any time.

     SECTION 8.3.   No benefit payable at any time under
this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind.

     SECTION 8.4.   All rights hereunder shall be governed
by and construed according to the laws of the State of New
York, except to the extent such laws are preempted by the laws of the United States of America. In the event any provision of this Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of this Plan.

     SECTION 8.5.   Nothing contained in this Plan and no
action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between the Corporation or its subsidiaries and the Participant or any other person. To the extent that any person acquires the right to receive payment from the Corporation under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Corporation.

     SECTION 8.6.   The terms of this Plan shall be binding
upon and inure to the benefit of the Corporation, its successors and assigns, and the Participant and his heirs and legal representatives.

     SECTION 8.7. If a Participant becomes entitled to a distribution of benefits under the Plan, and if at such time the Participant has outstanding any debt, obligation, or other liability representing an amount owing to the Corporation or its subsidiaries, then the Corporation may offset such amount so owing against the amount of benefits otherwise distributable. Such determination shall be made by the Committee.

     SECTION 8.8. The Corporation shall, to the extent permitted by law, have the right to deduct from any payments of any kind with respect to the benefit otherwise due to the Participant any Federal, state or local taxes of any kind required by law to be withheld from such payments.



                              ARTICLE IX
                             ___________

                           CHANGE OF CONTROL
                           _________________


     SECTION 9.1. If a Participant's employment with the Corporation and all of its subsidiaries is terminated within two (2) years after a Change in Control, the Participant will be entitled to a single lump sum payment equal to the Supplemental Account Balance at the next Valuation Date.

     IN WITNESS WHEREOF, the Corporation has caused this Restatement of the Plan to be executed this 21st day of June, 1994.

                    TRUSTCO BANK NEW YORK

                    By:/s/Robert A. McCormick
                    ___________________________
                    President & Chief Executive
                    Officer
                                 EXHIBIT A

                 TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                          PARTICIPATION AGREEMENT


     THIS AGREEMENT is made as of _________________, 19____
between Trustco Bank New York ("Corporation") and
________________________ ("Participant").

     The Corporation and the Participant mutually agree as follows:

     1.  The Participant has received a copy of the Trustco Bank
Supplemental Retirement Plan ("Plan") and has read and understands the Plan.

     2. By completion of this Agreement, the Participant agrees to comply with the terms of the Plan in all respects.

     3. All provisions of the Plan are hereby made a part of this Agreement.

     4.  The following special provisions are applicable to
the Participant's participation in the Plan:
___________________________________________________________
___________________________________________________________
___________________________________________________________
______________________________________________________

                    TRUSTCO BANK NEW YORK

___________________ By:_________________________________
     Date           Title:______________________________



___________________ ____________________________________
     Date                         Participant

 AMENDMENT NO. 1
                     TO RESTATEMENT OF
           TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN

    WHEREAS, Trustco Bank New York (herein referred to as the
"Company") maintains the Trustco Bank Supplemental Retirement
Plan (herein referred to as the "Plan"); and


    WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective
February 1, 1995; and

    WHEREAS, the Company desires to amend the Plan to reflect the change of its name;

    NOW, THEREFORE, effective February, 1995, the Plan is hereby amended by changing "Trustco Bank New York" to "Trustco Bank,
National Association" in each place where it appears therein.

    IN WITNESS WHEREOF, the Company has caused this amendment No.
1 to be executed this 13th day of February, 1995.

                            TRUSTCO BANK, NATIONAL ASSOCIATION
                            By:  William F. Terry
                            ________________________

                            Title:  Secretary
                            _________________________

                       AMENDMENT NO. 2 TO
            TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN


     WHEREAS, Trustco Bank, National Association (herein referred to as the "Corporation") established effective as of November 21, 1989, the Trustco Bank Supplemental Retirement
Plan (herein referred to as the "Plan"); and

     WHEREAS, the Corporation desires to amend the Plan;

     NOW, THEREFORE, the Plan is hereby amended effective
October 17, 1995, except as otherwise stated below, as follows:

I. Sections 4.3 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:

           SECTION 4.3.  The Supplemental Account Balance
     shall commence to be paid to a Participant or his Beneficiary at such time as benefits become payable to the Participant under the Retirement Plan. The
     Supplemental Account Balance may be paid in any one of the benefit forms provided under the Retirement
     Plan or in one lump sum or a series of installments, as elected by the Participant or his Beneficiary."

II. Effective October 17, 1995, Section 8.1 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:
          "Section 8.1. The Company intends that the Plan constitute an unfunded plan maintained for the purposes of providing deferred compensation for a select group of management or highly compensated employees."

      IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 2 to be executed this 1st day of December, 1995.


                          TRUSTCO BANK, NATIONAL ASSOCIATION


                          By: /s/ William F. Terry
                          _____________________________

                          Title: Secretary
                          _____________________________

                                             Exhibit 10(m)


              RESTATED AGREEMENT FOR SUPPLEMENTAL
          RETIREMENT BENEFITS FOR ROBERT A. MCCORMICK


     WHEREAS, TrustCo Bancorp NY, a New York corporation, Trustco Bank New York, a New York corporation ("Corporation"), and Robert A. McCormick, a New York resident (the "Executive") entered into an Agreement For Supplemental Retirement Benefits dated as of January 1, 1992 (the "Agreement"), and
     WHEREAS, the parties desire to restate the Agreement and to incorporate such other changes as have been deemed necessary and advisable by the parties;
     NOW, THEREFORE, in consideration of the above, the Agreement is hereby amended and restated in its entirety effective January 1, 1994, so that it shall read as follows:

                               ARTICLE I
                              ___________
                              DEFINITIONS
                             _____________

     Except as otherwise specified herein, all capitalized terms shall have the same meanings as such terms have under the Retirement Plan of Trustco Bank New York ("Trustco Retirement Plan").
     1.1 "Actuarial Equivalent" means equality in value of the aggregate amounts expected to be received under different forms of payment, based on the UP-1984 Mortality Table with 7 1/2% interest. When determining the amount of the Executive's lump sum distribution or the present value of the Executive's Accrued Benefit under the Trustco Retirement Plan, the interest rates used to make an Actuarial Equivalent determination are the immediate and deferred annuity rates the Pension Benefit Guaranty Corporation ("PBGC") would use for a trusteed single employer plan to value a benefit upon termination of an insufficient trusteed single-employer plan. In the event of a distribution made during a calendar year, the applicable PBGC interest rates for the month of January preceding the distribution shall be used to make an Actuarial Equivalent determination.
     1.2 "Beneficiary" means any person or persons (including, but not limited to, an estate, a trust, an executor, personal representative, administrator or fiduciary, corporate or otherwise, or the estate or trustee of the testamentary trust or living trust of the Executive) designated by the Executive to receive amounts payable hereunder, after the death of the Executive. In the event that the Executive fails to designate a Beneficiary or if no such designated Beneficiary is living upon the death of the Executive or if for any reason such designation shall be legally ineffective, then the amount which would have been paid to a designated living Beneficiary shall be paid to the trustee of the Executive's living trust if no personal representative is named or to the personal representative of the estate of the Executive.
     1.3 "Cause" means the Executive's having committed an act of fraud, embezzlement, or theft constituting a felony, or an act intentionally against the Corporation which causes the Corporation material injury, or a final determination by a court that the Executive has committed a material breach of his duties and responsibilities in connection with rendering services to the Corporation.
     1.4 "Change in Control" means any of the following events: (a) any individual, corporation (other than the Corporation), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Corporation possessing twenty percent (20%) or more of the voting power for the election of Directors of the Corporation; (b) there shall be consummated any consolidation, merger or other business combination involving the Corporation or the securities of the Corporation in which holders of voting securities of the Corporation immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Corporation (or, if the Corporation does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Corporation (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Corporation's shareholders, of each new Director of the Corporation was approved by a vote of at least two-thirds of the Directors of the Corporation then still in office who were Directors of the Corporation at the beginning of any such period; (d) removal by the stockholders of all or any or the incumbent Directors of the Corporation other than a removal for Cause; or (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation (on a consolidated basis) to a party which is not controlled by or under common control with the Corporation.
     1.5  "Code" means the Internal Revenue Code of 1986, as
amended.
     1.6 "Committee" means the committee appointed by the Board of Directors of the Corporation to administer the Plan.
     1.7 "Determination Date" means the date of termination of employment or the date the Corporation elects to distribute the present value of the Supplemental Retirement Benefit to the Executive or his Beneficiary in a single lump sum.
     1.8 "Determination Year" means the twelve (12) month period beginning on any January 1 and ending on the following December 31.
     1.9 "Earnings" means the Executive's earned income, wages, salaries, and fees for professional services, and other amounts paid or accrued for personal services actually rendered in the course of employment with the Corporation (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses and amounts paid under the Trustco Bank Executive Officer Incentive Plan and the Executive Incentive Plan of Trustco Bank New York), and excluding the following:
          (a) contributions by the Corporation to a plan of deferred compensation which are not included in the Executive's gross income for the taxable years in which contributed or contributions by the Corporation under a simplified employee pension plan to the extent the contributions are deductible by the Executive, or any distributions from a plan of deferred compensation;
          (b)  amounts realized from the exercise of a
     nonqualified stock option, or when restricted stock (or property) held by the Executive either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;
          (c) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option;
          (d) other amounts which received special tax benefits, or contributions made by the Corporation (whether or not under a salary reduction agreement) toward the purchase of an annuity described in Code Section 403(b) (whether or not the amounts are actually excludable from the gross income of the Executive); and
          (e) amounts paid from any supplemental retirement plan maintained by the Corporation.
     Earnings includes any amounts contributed by the Corporation or any related employer on behalf of the Executive pursuant to a salary reduction agreement which are not includable in the gross income of the Executive pursuant to Code Section 125, 401(a)(8), 401(k), 402(h) or 403(b).
     1.10  "Final Average Earnings" as of any Determination
Date shall be equal to:
     Determination Date       Final Average Earnings

     12/31/91 to 12/30/92     1991 Earnings

     12/31/92 to 12/30/93     1991 + 1992 Earnings, divided by
2

     12/31/93 to 12/30/94     1991 + 1992 + 1993 Earnings,
                              divided by 3

     12/31/94 to 12/30/95     1991 + 1992 + 1993 + 1994
                              Earnings, divided by 4

     12/31/95 and later       The average of the Executive's
                              highest five (5) consecutive
                              Determination Years' Earnings
                              out of the ten (10) consecutive
                              Determination Years immediately
                              preceding the Determination
                              Date.
     Provided, however, if the Executive's Earnings for the Determination Year in which his employment with the Corporation terminates for any reason is greater than his Earnings during the first Determination Year of the averaging period to be used, the first Determination Year Earnings shall be disregarded and the Earnings of the Executive during the Determination Year in which his employment terminates shall be taken into account.
     1.11 "Normal Retirement Date" means the first day of the month coinciding with or next following the month in which the Executive attains age 65.
     1.12 "Primary Social Security Benefit" means the annual amount that would be available to the Executive at social security retirement age under the provisions of Title II of the Social Security Act without regard to any changes in the wage base or benefit levels that take effect after that date, based on the assumption that he will continue to receive until social security retirement age compensation which would be treated as wages for purposes of the Social Security Act at the same rate as he received such compensation at the time of retirement, death, disability or termination of employment if such event precedes his attainment of social security retirement age.
     1.13 "Projected Accrued Benefit" under the Trustco Retirement Plan means the Executive's Accrued Benefit under the Trustco Retirement Plan as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefit, and Projected Years of Service.
     1.14 "Projected Earnings" means the Executive's estimated annual earnings for a future Determination Year and is equal to Earnings, excluding bonus, for the year ending on the Valuation Date increased by
          (a)  the assumed future bonus payments, and
          (b)  the assumed future cost of living increases for
     such year.
The rate of assumed future bonus payments and the rate of assumed future cost of living increases shall be determined as of each Valuation Date by the Committee.
     1.15 "Projected Final Average Earnings" means the average of the highest five (5) consecutive Determination Year's Projected Earnings out of the ten (10) consecutive Determination Years immediately preceding the Normal Retirement Date. If the Executive is within ten (10) years of his Normal Retirement Date, his actual Earnings, including bonuses, will be used for any Determination Year prior to the Valuation Date.
     Provided, however, if the Executive's Earnings for the Determination Year in which his employment with the Corporation terminates for any reason is greater than his Earnings during the first Determination Year of the averaging period to be used, the first Determination Year Earnings shall be disregarded and the Earnings of the Executive during the Determination Year in which his employment terminates shall be taken into account.
     1.16 "Projected Primary Social Security Benefit" means the Executive's estimated Primary Social Security Benefit as of the January 1st of the year during which he attains the social security retirement age assuming that the social security wage base and the social security cost of living increases are equal to the assumed future cost of living increases used for projecting earnings.
     1.17 "Projected Total Retirement Benefit" means the Total Retirement Benefit of the Executive as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefits, and Projected Years of Service.
     1.18 "Projected Years of Service" means the completed Years of Service at the Executive's Normal Retirement Date assuming the Executive continues to work forty (40) hours per week from the Valuation Date to his Normal Retirement Date.
     1.19 "Supplemental Account Balance" means a bookkeeping account maintained by the Corporation which reflects the Executive's benefit under the Plan as calculated under
Article II herein.
     1.20 "Supplemental Retirement Benefit" means the benefit calculated in accordance with Article II of this Agreement.
     1.21 "Total Retirement Benefit" means, as of any Determination Date, the following:
          (a) 2% of the Executive's Final Average Earnings times Years of Service as of the Determination Date, up to a maximum of 40 years, less
          (b)  50% of the Executive's Primary Social Security
     Benefit, less
          (c) The amount of the Executive's Accrued Benefit under the Trustco Retirement Plan, less
          (d) The amount of the Executive's accrued benefit under the Citibank, N.A. retirement plans, less
          (e) The amount of Supplemental Retirement Benefit previously distributed to the Executive.
     1.22  "Valuation Date" means December 31 of each year.
     1.23 "Years of Service" means (i) the Executive's years of service with Citibank, N.A., commencing December 1, 1954, plus (ii) his Years of Benefit Service, as calculated under the Trustco Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Trustco Retirement Plan.
                                ARTICLE II
                             ______________
                                BENEFITS
                             ______________

     2.1 Benefit Amount. When the Executive's employment with the Corporation and all of its subsidiaries is terminated, the Executive will be entitled to a benefit in an amount equal to his Supplemental Account Balance payable at such time and in such manner as provided herein.
     2.2 Supplemental Account Balance at December 31, 1993. The Executive's Supplemental Account Balance at December 31, 1993, is equal to the lump sum Actuarial Equivalent of the Executive's Supplemental Retirement Benefit payable under the provisions of the Plan in effect on December 31, 1993. The Actuarial Equivalent shall be determined based on the annual Supplemental Retirement Benefit beginning on the Executive's Normal Retirement Date but based on his Final Average Earnings and Years of Service as of December 31, 1993.
     2.3 Redetermination of Supplemental Account Balance on or Before Normal Retirement Date. The Executive's Supplemental Account Balance shall be redetermined on each Valuation Date and on his Normal Retirement Date.
     (a) The Supplemental Account Balance on any Valuation Date after December 31, 1993 is equal to:
          (i) the Supplemental Account Balance as of the immediately preceding Valuation Date, plus
         (ii)  the Account Balance Increment for the
     Determination Year ending on the Valuation Date; less
        (iii) the amount of his Supplemental Retirement Benefit distributed under the Plan pursuant to Section 3.4, or its successor, since the immediately preceding Valuation Date.
     (b) (1) The Account Balance Increment for the Determination Year ending December 31, 1994 shall be determined as of January 1, 1994 and is equal to:
          (i) the projected Supplemental Account Balance at Normal Retirement Date, measured as of December 31, 1993, minus
         (ii) the accrued pension expense as determined by the Trustco Retirement Plan actuary under the Statement of Financial Accounting Standards No. 87 as of December 31, 1993, divided by
        (iii) the number of years and months from December 31, 1993 to the Executive's Normal Retirement Date, minus
         (iv)  the Supplemental Account Balance as of December
     31, 1993, plus
          (v) the accrued pension expense as determined by the Trustco Retirement Plan actuary under the Statement of Financial Accounting Standards No. 87 as of December 31, 1993.
Notwithstanding the above, the Account Balance Increment for the Determination Year ending December 31, 1994 shall not be less than zero.
          (2)  The Account Balance Increment for any
Determination Year beginning on and after January 1, 1995 and through the Determination Year in which the Executive's Normal Retirement Date occurs shall be determined on the immediately preceding Valuation Date and is equal to:
          (i) the projected Supplemental Account Balance at Normal Retirement Date, measured as of the immediately preceding Valuation Date, minus
         (ii) the Supplemental Account Balance as of the immediately preceding Valuation Date, divided by
        (iii) the number of years and months from the immediately preceding Valuation Date to the Executive's Normal Retirement Date.
Notwithstanding the above, the Account Balance Increment for any Determination Year beginning on and after January 1, 1995 shall not be less than zero.
     A portion of the Account Balance Increment constitutes interest which is determined by using the Pension Benefit Guaranty Corporation interest rate in effect as of the first day of the applicable Determination Year.
          (c) The Executive's projected Supplemental Account Balance at Normal Retirement Date is equal to the lump sum Actuarial Equivalent of:
          (i)  his Projected Total Retirement Benefit, less
         (ii) the amount of his Projected Accrued Benefit under the Trustco Retirement Plan; less
        (iii) the amount of his Supplemental Retirement Benefit previously distributed under the Plan pursuant to
     Section 3.4, or its successor.

     2.4 Determination of Supplemental Account Balance After Normal Retirement Date. If the Executive remains in the employment of the Corporation beyond his Normal Retirement Date, his Supplemental Account Balance shall be increased as of each Valuation Date subsequent to his Normal Retirement Date by an amount equal to:
          (a) the interest on the Supplemental Account Balance as of the immediately preceding Valuation Date (adjusted for any distributions made to the Executive in accordance with Section 3.4 since the immediately preceding Valuation
     Date) at the Pension Benefit Guaranty Corporation interest rate in effect on the Valuation Date, plus
          (b) the same percentage of Earnings as is allocated as of such Valuation Date to participants under the Profit Sharing Plan of Trustco Bank New York.
For the Valuation Date immediately following the Executive's Normal Retirement Date, his Account Balance Increment shall be the greater of the amount determined under Section 2.3 or the amount determined under this Section 2.4.
     2.5 Monthly Allocation Date. The Supplemental Account Balance on the last day of any month during the Determination Year (the "Monthly Allocation Date") shall be equal to:
          (i) the Supplemental Account Balance as of the immediately preceding Valuation Date, plus
         (ii) the Account Balance Increment, times the quotient of the number of months from the immediately preceding Valuation Date to the Monthly Allocation Date, divided by 12.
     2.6 Reduction of Supplemental Account Balance. The Executive's Supplemental Account Balance will be reduced by the amount of any distribution made to the Executive pursuant to Sections 3.3 or 3.4.

                              ARTICLE III
                             ______________
                          PAYMENT OF BENEFITS
                         ______________________

     3.1 Except as otherwise provided in Sections 3.2 and 6.1, if the Executive's employment with the Corporation and all of its subsidiaries is terminated for reasons other than retirement, disability or death, the Executive will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.
     3.2 If the Executive's employment with the Corporation or one of its subsidiaries is terminated (a) by retirement, (b) by disability, or (c) by death, the Executive or his Beneficiary will be entitled to his Supplemental Account Balance determined at the next Valuation Date.
     3.3 The Supplemental Account Balance shall be payable to the Executive or his Beneficiary in the same manner, and at the same time, as benefit payments to such Participant or his Beneficiary under the Trustco Retirement Plan or in one lump sum or a series of installments as elected by the Executive.
     3.4 Notwithstanding Section 3.3, the Corporation, in its discretion, may at any time elect to distribute to the Executive or his Beneficiary a single lump sum equal to the Supplemental Account Balance as of a date specified by the Corporation. The Actuarial Equivalent of any single lump sum distribution will be included in the amount offset under
Section 2.3(c)(iii).

                               ARTICLE IV
                             ______________
                                 CLAIMS
                             ______________

     4.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary, and appropriate information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such requests should be submitted to the Committee, in writing within 60 days after receipt of the denial notice, stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review. The decision on review will be in writing to the claimant and shall include specific reasons for the decision.

                               ARTICLE V
                              ___________
                             MISCELLANEOUS
                            _______________

     5.1 The benefit provided hereunder will be paid directly from the Corporation out of its general assets and the benefit will not be funded.
     5.2 This Agreement shall not be construed as giving the Executive any right to be retained in the employ of the Corporation.
     5.3 Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and the Executive, his Beneficiary or any other person. To the extent that any person acquires the right to receive payment from the Corporation under this Agreement, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
     5.4 No benefit payable at any time under this Agreement shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind.
     5.5 This Agreement shall be binding upon and inure to the benefit of the Corporation, its successors and assigns and the Executive and his heirs, executor, administrator and legal representatives.
     5.6 All rights hereunder shall be governed by and construed according to the laws of the State of New York, except to the extent such laws are preempted by the laws of the United States of America. In the event any provision of this Agreement is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of this Agreement.
     5.7 No modification of this Agreement shall be binding upon the parties hereto, or either of them, unless such modification is in writing and signed by the Corporation and the Executive.
                               ARTICLE VI
                              ____________
                           CHANGE IN CONTROL
                         ____________________

     6.1 If the Executive's employment with the Corporation and all of its subsidiaries is terminated within two (2) years after a Change in Control, the Executive will be entitled to a single lump sum payment equal to the Supplemental Account Balance at the next Valuation Date.
     IN WITNESS WHEREOF, the parties hereto have executed this Agreement this 21st day of June, 1994.

                       TRUSTCO BANK CORP NY

                       By:/s/William F. Terry
                          ________________________________

                       TRUSTCO BANK NEW YORK, "Corporation"

                       By:/s/William F. Terry
                          ________________________________

                       /s/Robert A. McCormick
                       ____________________________________
                       Robert A. McCormick, "Executive"

                            AMENDMENT NO. 1 TO
          RESTATED AGREEMENT FOR SUPPLEMENTAL RETIREMENT BENEFITS
                          FOR ROBERT A. McCORMICK


     WHEREAS, TrustCo Bank Corp NY, a New York corporation, Trustco Bank, National Association (herein referred to as the "Corporation"), and Robert A. McCormick (herein referred to as the "Executive") entered into an Agreement For Supplemental Retirement Benefits dated as of January 1, 1992 (herein referred to as the "Agreement"); and
     WHEREAS, the Corporation and McCormick desire to amend the Agreement;
     NOW, THEREFORE, the Agreement is hereby amended effective
October 17, 1995, except as otherwise stated below, as follows:

I. Section 3.3 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:
           "3.3. The Supplemental Account Balance shall commence to be paid to the Executive at such time as benefits become payable to the Executive under the Retirement Plan. The Supplemental Account Balance may be paid in one of the benefit forms provided under the Retirement Plan or in one lump sum or a series of installments, as elected by the Executive."

II. Effective October 17, 1995, Section 5.1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

           "Section 5.1.  The Corporation intends that the
     Plan constitute an unfunded plan maintained for the purposes of providing deferred compensation for a select group of management or highly compensated employees."


     IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 1 to be executed this 1st day of December, 1995.

                    TRUSTCO BANK CORP NY

                    By:/s/William F. Terry
                      _______________________________

                    Title: Secretary
                         ____________________________



                    TRUSTCO BANK, NATIONAL ASSOCIATION

                    By:/s/William F. Terry
                      _______________________________

                    Title: Secretary
                         ____________________________

                    /s/Robert A. McCormick
                    __________________________________
                    Robert A. McCormick

                                              Exhibit 10(n)
                           TRUSTCO BANK
                        _________________

                 EXECUTIVE OFFICER INCENTIVE PLAN
              ______________________________________

     WHEREAS, Trustco Bank New York, a New York corporation
(the "Corporation"), desires to increase the extent to which the incentive compensation of its executive officers is linked to business goals and objectives by tying incentive awards to return on equity of the Corporation;
     NOW, THEREFORE, effective as of January 1, 1994, the
Corporation hereby adopts the Trustco Bank Executive
Officer Incentive Plan which shall read as follows:

                            ARTICLE I
                           ___________

                           DEFINITIONS
                          ______________
     Section 1.1  "Base Salary" means the annual salary
payable to a Participant, including deferrals under Code
section 125 and exclusive of any bonuses, incentive awards, plan contributions or any other fringe benefit payable during the Plan Year.
     Section 1.2.  "Beneficiary" means the person or
persons designated by a Participant in writing to receive any benefits under this Plan upon the Participant's death.
If a Participant fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Participant or if such designation is legally ineffective, then "Beneficiary" shall mean the Participant's personal representative or, if no personal representative is named, the Participant's testamentary trust or living trust.
     Section 1.3  "Board of Directors" means the Board of
Directors of Trustco Bank New York.
     Section 1.4  "Code" means the Internal Revenue Code of
1986, as amended.
     Section 1.5 "Committee" means the committee appointed by the Board of Directors to administer the Plan.
     Section 1.6  "Corporation" means Trustco Bank New
York.
     Section 1.7 "Deferred Compensation Account" means the bookkeeping account established for each Participant pursuant to Section 4.2 herein.
     Section 1.8  "Incentive Award" means the awards made
pursuant to Section 3.1 herein.
     Section 1.9.  "Net Income" means net income of the
Corporation exclusive of any related restructure charges directly in conjunction with a merger or acquisition.
     Section 1.10.  "Participant" means any executive
officer of the Corporation who is approved by the Board for participation in the Plan as provided in Article II.
     Section 1.11.  "Plan" means the Trustco Bank Executive
officer Incentive Plan as set forth herein and as the same may be amended from time to time.
     Section 1.12.  "Plan Year" means the twelve (12) month
period beginning on any January 1 and ending on the following December 31.
     Section 1.13. "Retirement" means termination on or after the earliest retirement date specified in the retirement Plan of Trustco Bank New York.
     Section 1.14.  "Return on Equity" means Net Income
divided by the sum of Total Shareholder Equity plus or minus mark-to-market adjustments for securities minus any equity transaction directly in conjunction with a merger or acquisition.
     Section 1.15.  "Total and Permanent Disability" has
the same meaning as defined in the Retirement Plan of Trustco Bank New York.
     Section 1.16.  "Total Shareholder Equity" means total
equity of the Corporation exclusive of any equity transactions directly in conjunction with a merger or acquisition.

                            ARTICLE II
                           ____________

                          PARTICIPATION
                         _______________
     Section 2.1.  Prior to each Plan Year, the Chief
Executive Officer will present to the Board a list of the executive officer positions recommended for participation in the Plan for the Plan Year. The Board shall act upon these recommendations and inform executive officers of their selection prior to the beginning of the Plan Year.
     Section 2.2.  Subject to the provisions of Sections
2.3, 2.4, and 2.5 herein, individuals assigned to a position designated for participation in the Plan during the course of a Plan Year will be eligible for receipt of Incentive Awards even if they are in such positions only part of the Plan Year. The Incentive Award to such Participants will be prorated based upon the number of full calendar months of service in the participating position.
     Section 2.3.  A Participant who terminates employment
due to Total and Permanent Disability or Retirement will be entitled to an Incentive Award for the Plan Year based upon the portion of the Base Salary actually paid to such Participant during the Plan Year in which he terminates.
     Section 2.4.  A participant who dies prior to the end
of the Plan Year will be entitled to an Incentive Award for the Plan Year as calculated under Section 3.1 herein.
     Section 2.5  A Participant who terminates employment
prior to the end of a Plan Year for reasons other than death, Total and Permanent Disability or Retirement, will cease to be a Participant in the Plan as of the date of termination of employment and will forfeit all rights to Incentive Awards accrued during the Plan Year in which the termination of employment occurs.

                           ARTICLE III
                         _______________

                         INCENTIVE AWARDS
                       ____________________

     Section 3.1  A Participant will be entitled to an
Incentive Award for each Plan Year in which the Return on Equity of the Corporation equals or exceeds 14%. The
Incentive Award will be an amount equal to his Base Salary multiplied by a bonus percentage based on the Corporation's
Return on Equity as set forth in the following table:

          Return on Equity               Bonus Percentage
         __________________             __________________
               14%                           40%
               15%                           50%
               16%                           60%
               17%                           75%
               18%                           90%
               19%                          100%
               20%                          125%

     Section 3.2.   The Incentive Award for a Plan Year
will be determined by the Board following a report to the Board made no earlier than the December meeting of the Board for the Plan Year.
     Section 3.3.  Unless the Participant elects to defer
receipt of his Incentive Award as provided in article IV, Incentive Awards will be paid in cash to Participants as soon as practicable following the determination of the Incentive Awards by the Board.

                            ARTICLE IV
                           ____________

                   DEFERRAL OF INCENTIVE AWARDS
                 ________________________________

     Section 4.1.  On or before December 31, a Participant
may elect in writing to defer receipt of all or a specific part of the Incentive Award that the Participant may earn the following Plan Year. Such deferral election continues in effect from Plan Year to Plan Year unless the Participant amends or terminates his deferral election by written request. Any amendment or termination of a deferral election will first become effective for the Incentive Award earned during the Plan Year commencing after the receipt of such written request.
     Section 4.2  The Corporation will establish a Deferred
Compensation Account for each participant who elects to defer all or part of an Incentive Award for any Plan Year.
Incentive Awards deferred by a Participant pursuant to this
article IV will be credited to his Deferred Compensation account as of the date the Incentive Award would have been payable to the Participant but for this deferral election.
Such Deferred Compensation Account will be for bookkeeping purposes only. The Corporation will not be required to segregate assets or otherwise establish a trust with respect to Incentive awards deferred pursuant to this article IV.
     Section 4.3   A Participant's Deferred Compensation
Account will be credited at the end of each calendar quarter with an amount equal to the balance of the Deferred
Compensation account at the beginning of the quarter multiplied by the product of the number of days in the quarter and the highest daily periodic percentage rate as of the end of the quarter offered by the Corporation on any of its retail certificates of deposit due in excess of twelve months.

                            ARTICLE V
                           ___________

             PAYMENT OF DEFERRED OF INCENTIVE AWARDS
            _________________________________________

     Section 5.1.  Upon termination of employment of a
Participant due to Retirement, Total and Permanent
Disability or any reason other than death,  his Deferred
Compensation Account will be payable to him or his Beneficiary in a single lump sum as soon as practicable following his termination of employment.
     Section 5.2.  Upon the death of a Participant, his
Deferred Compensation Account will be payable to his Beneficiary in a single lump sum on the first day of the Plan Year following his death.

                            ARTICLE VI
                           ____________

                              CLAIMS
                             ________

     Section 6.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate and information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such request should be submitted to the Committee, in writing, within 60 days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original 60 day period. The decision on review will be in writing to the claimant and shall include specific reasons for the decision.

                           ARTICLE VII
                          ______________

                    AMENDMENT AND TERMINATION
                  _____________________________

     Section 7.1.  The Board may amend or terminate the
Plan at any time; provided, however, that no such amendment or termination may alter or impair any Participant's rights previously granted under the Plan as of the date of such amendment or termination without his consent.
     Section 7.2.  In the event of Plan termination, a
Participant's Deferred Compensation account will not be paid to him until he dies or otherwise terminates his employment with the Corporation.

                           ARTICLE VIII
                         _______________

                          ADMINISTRATION
                         _______________


     Section 8.1.  The Plan shall be administered by the
Committee, in accordance with its terms, for the exclusive benefit of Participants.

                            ARTICLE IX
                           ____________

                           MISCELLANEOUS
                         _______________

     Section 9.1.  Nothing contained in this Plan and no
action taken pursuant to the provisions of this Plan shall give the Participant the right to be retained in the employ of the Corporation or interfere with the right of the Corporation to discharge the Participant any time.
     Section 9.2.  No benefit payable at any time under
this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind except by will, by the laws of descent and distribution or by Beneficiary designation herein.
     Section 9.3.  All rights hereunder shall be governed
by and construed according to the laws of the State of New
York, except to the extent such laws are preempted by the laws of the United States of America. In the event any provision of this Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of the Plan.
     Section 9.4.  Nothing contained in this Plan and no
action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between the Corporation and the participant or any other person. To the extent that any person acquires the right to receive payment from the Corporation under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
     Section 9.5.  The terms of this Plan shall be binding
upon and inure to the benefit of the Corporation, its successors and assigns, and the Participant and his heirs and legal representatives.
     IN WITNESS WHEREOF, the Corporation has caused this Plan to be executed on this 22nd day of December, 1993.

                              /s/  Robert A. McCormick
                              _____________________________

                              President\CEO
                              _____________________________
                              Title




                          AMENDMENT NO. 1
                         TO TRUSTCO BANK
                EXECUTIVE OFFICER INCENTIVE PLAN


     WHEREAS, Trustco Bank New York, a New York corporation (the "Corporation"), established the Trustco
Bank Executive Officer Incentive Plan (the "Plan") effective January 1, 1994; and
     WHEREAS, the Corporation desires to amend the Plan effective January 1, 1994;
     NOW, THEREFORE, the Corporation hereby amends the Plan effective January 1, 1994, in the following respects:



I. New sections, designated sections 1.3a and 1.3b, are hereby inserted between Sections 1.3 and 1.4 of the Plan and shall read as follows:

     "Section 1.3a. "Cause" means conduct of a Participant which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct.
The Committee shall have sole and uncontrolled discretion with respect to the applicable of the provisions of this
Section 3.3a and any determination shall be conclusive and binding upon the Participant and all other persons.

     "Section 1.3b.   "Change in Control" means any of the
following events: (a) any individual, corporation (other than the Corporation), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in rule 13d-3 promulgated by the Securities and Exchange Commission under the securities
Exchange Act of 1934, of securities of the Corporation possessing twenty percent (20%) or more of the voting power for the election of Directors of the Corporation;
(b) there shall be consummated any consolidation, merger or other business combination involving the Corporation or the securities of the Corporation in which holders of voting securities of the corporation immediately prior to such consummating own, as a group, immediately after such consummation, voting securities of the Corporation (or, if the Corporation does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Corporation (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the corporation's shareholders, of each new
Director of the Corporation was approved by a vote of at least two-thirds of the directors of the Corporation then still in office who were Directors of the Corporation at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent Directors of the Corporation other than a removal for Cause; or (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation (on a consolidated basis) to a party which is not controlled by or under common control with the Corporation."



II. Section 2.2 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:

     "Section 2.2.  Subject to the provisions of Sections
2.3, 2.4, 2.5 and 2.6 herein, individuals assigned to a position designated for participation in the Plan during the course of a Plan Year will be eligible for receipt of Incentive Awards even if they are in such positions only part of the Plan Year. The Incentive Award to such Participants will be prorated based upon the number of full calendar months of service in the participating position."



III. A new section, designated Section 2.6, is hereby added to article II of the Plan and shall read as follows:

     Section 2.6.  A Participant who terminates employment
within two (2) years after a Change in Control will be entitled to an Incentive Award for the Plan Year based upon the portion of the base Salary actually paid to such Participant during the Plan Year in which he terminates."

IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 1 to be executed this 18th day of October, 1994.

                              TRUSTCO BANK NEW YORK

                              By:  /s/ William F. Terry
                              _________________________

                              Title: Secretary
                              _________________________


                        AMENDMENT NO. 2
      TRUSTCO BANK EXECUTIVE OFFICER INCENTIVE PLAN


     WHEREAS, Trustco Bank New York, (herein referred to as the "Company") maintains the Trustco Bank
Executive Officer Incentive Plan (herein referred to as the "Plan"); and
     WHEREAS, by statutory conversion the Company converted from a state chartered trust company to a national bank, and in connection with the conversion the name of the Company changed to Trustco Bank, National Association effective February 1, 1995; and
Whereas, the Company desires to amend the Plan to reflect the change of its name;
     NOW, THEREFORE, effective February 1, 1995, the
Plan is hereby amended by changing "Trustco Bank New
York" to "Trustco Bank, National Association" in each place where it appears therein.
     IN WITNESS WHEREOF, the Company has caused this amendment No. 2 to be executed this 13th day of February, 1995.

                    TRUSTCO BANK, NATIONAL ASSOCIATION
                    By:  /S/ William F. Terry
                    _________________________________
                    Title:  Secretary
                    _________________________________
                     AMENDMENT NO. 3 TO
          TRUSTCO BANK EXECUTIVE OFFICER INCENTIVE PLAN

     WHEREAS, Trustco Bank, National Association (herein referred to as the "Company") maintains the Trustco Bank
Executive Officer Incentive Plan (herein referred to as the "Plan");
and
     WHEREAS, the Company desires to amend the Plan;

     NOW, THEREFORE, the Plan is hereby amended effective
January 1, 1995, except as otherwise stated below, as follows:



I. The following is hereby added at the end of Section 2.2 of the Plan:

     "A Participant shall be one hundred percent (100%) vested at all times in each Incentive Award made to such Participant."


II. Effective October 1, 1995, Section 4.3 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:
     "Section 4.3.  A Participant's Deferred Compensation
     Account will be credited at the end of each calendar quarter with an amount calculated by multiplying the Participant's Deferred Compensation Account as of the first day of the calendar quarter by a rate equal to one- fourth of the greater of (i) six % or (ii) the ten-year U.S. Treasury Bond rate on the last business day of the quarter."

     IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 3 to be executed this 1st day of December, 1995.
                          TRUSTCO BANK, NATIONAL ASSOCIATION


                          By:  William F. Terry
                               __________________
                          Title:Secretary
                               __________________

                                                Exhibit 11
                     TRUSTCO BANK CORP NY
                        1995 FORM 10-K

           Computation of Net Income Per Common Share

                      Year Ended December 31


                           1995           1994           1993
Net Income..........$25,527,000    $22,888,000    $20,325,000


Weighted Daily
 average number
 of common shares
 outstanding........ 18,035,000     17,863,000     17,764,000


Net Income
 Per Common Share....     $1.42          $1.28          $1.14
                         ======         ======          ======


Note: Daily average shares outstanding for all years have been adjusted to reflect a 6 for 5 stock split in August 1995, a 10% stock dividend in 1994, and a 2 for 1 stock split in 1993.


                                               Exhibit 13

Annual Report to Security Holders of TrustCo for the year ended
December 31, 1995

TrustCo Bank Corp NY is a one bank holding company headquartered in Schenectady, New York. The Company is the largest commercial banking enterprise headquartered in the Capital Region of New York State. The principal subsidiary of the Company is Trustco Bank, National Association, which operates 47 community banking offices and 23 ATM's throughout the Bank's business territory. The Bank serves 8 counties with a broad range of community banking services.


Financial Highlights


(dollars in thousands, except per share data)                            Years ended December 31,

                                                                                             Percent
                                                                         1995         1994    Change


Income:
  Net interest income (TE)                                         $   83,451       81,117       2.9%
  Net income                                                           25,527       22,888      11.5

Per Share <F1>:
  Net income                                                             1.42         1.28      10.9
  Book value                                                             9.08         7.94      14.4

Average Balances:
  Assets                                                            2,073,391    1,994,497       4.0
  Loans, net                                                        1,187,929    1,122,698       5.8
  Deposits                                                          1,859,070    1,808,336       2.8
  Shareholders' equity                                                145,469      136,977       6.2

Financial Ratios:
  Return on average assets                                               1.23%        1.15       7.0
  Return on average equity <F2>                                         18.03        17.01       6.0
  Tier 1 capital to period end:
    Total assets (leverage)                                              7.36         7.05       4.4
    Risk adjusted assets                                                12.45        12.08       3.1
  Total capital to risk adjusted assets                                 13.73        13.35       2.8
  As a percentage of average loans:
    Loans charged off, net of recoveries                                 0.27         0.29      (6.9)
    Provision for loan losses                                            1.07         0.72      48.6
  Allowance for loan losses as a coverage of nonperforming loans         3.09X        3.32      (6.9)
  Efficiency ratio                                                      42.52%       41.82       1.7
  Dividend payout ratio                                                 69.55        62.52      11.2



Per share information of common stock <F1>


                                                        Range of Stock
                       Net        Cash      Book            Price
                    Income    Dividend     Value       High         Low


1994
  First quarter       $.30         .19      7.59      17.71       14.20
  Second quarter       .31         .19      7.62      17.42       13.83
  Third quarter        .33         .21      7.79      17.90       15.72
  Fourth quarter       .35         .23      7.94      17.82       15.42

1995
  First quarter        .33         .23      8.12      17.29       15.21
  Second quarter       .34         .23      8.38      18.13       16.46
  Third quarter        .36         .28      8.50      23.00       17.71
  Fourth quarter       .38         .28      9.08      22.50       21.25


<F1> Adjusted for 6 for 5 stock split in 1995 and a 10% stock dividend in 1994.

<F2> Excludes the market adjustment on securities available for sale.


Table of Contents

Contents

Financial Highlights

Executive and Senior Officers of Trustco Bank

President's Message

Management's Discussion and Analysis of Operations

Average Balances, Yields and Net Interest Margins

Glossary of Terms

Management's Statement of Responsibilities

Independent Auditors' Report

Consolidated Financial Statements and Notes

Officers and Board of Directors

Officers

Branch Locations

General Information

TrustCo Mission Statement:

TrustCo will be the low cost provider of high quality services to the customers and communities it serves and return to its owners an above average return on their investment.

Executive and Senior Officers of Trustco Bank

President's Message

Dear Shareholder:

TrustCo had another record year in 1995. 1995 was generally a good year in the banking industry, and I'm pleased that we continue to provide record performance with unerring consistency. We are grateful to our employees and Board of Directors for their strong support and enthusiasm.

During 1995 shareholder values continued in the right direction with net income at $25.5 million, up a significant 12% over 1994. TrustCo's most important ratio, return on shareholders' equity, was 18.03%, up from 17.01% in 1994. We are committed to insuring that return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five year ROE was 16.69% and we plan an increase to 19% for the current fiscal year.

During 1995, we issued a 20% stock split maintaining the cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 20%. The quarterly cash dividend has increased at a 23% compound annual rate over the last five years, a major accomplishment. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we would recommend steps to the Board to correct that situation. These steps could include any measures that would return excess capital to TrustCo's owners.

I think it appropriate to thank all our Board members for their continued guidance throughout the year. We note with sorrow the passing of Henry D. Wright and Donald E. Craig, Honorary Directors, who served the Board with distinction for many years. During 1995 William D. Powers joined the Boards of the bank and holding company. We believe Bill brings significant additional strength to the Board.

A senior staff addition during 1995 was Robert J. McCormick, appointed Vice President, Senior Commercial Loan Officer. Rob comes to us from Albank after 12 years service. Peter Zakriski, Administrative Vice President, retired December 1. We thank Pete for his many contributions over the years.

TrustCo's branch expansion program continues and we opened four additional branches during 1995. Our plans call for two to three branch openings a year until we have filled the gaps in our market territory. The targeted upgrading continues with each branch receiving a major review and renovation at approximately seven year intervals.

During 1995, we evaluated and discussed a number of acquisition opportunities. Unfortunately, our discussions were not successful. Our approach to acquisitions is quite simple -- we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise.

Since its inception, Trustco Bank has been a New York State chartered institution regulated by the Federal Reserve Bank of New York and the New
York State Banking Department. We applied for and completed a change from a New York State charter to a national charter during the first quarter of 1995. We think changes in the industry suggest the most appropriate direction for the future is a national charter regulated by the Office of the Comptroller of the Currency. We are pleased with the change results to date.

TrustCo's Affordable Housing Program, which was designed to assist with homeownership, continues to be a success in new markets. We consider this program a model for community reinvestment and one of the most effective in the state.

1995 was another year in which TrustCo avoided most of the industry difficulties while moving forward to new records. We intend to continue this "boring" path to the benefit of the owners, employees, and community for the foreseeable future.

1996 will provide income and growth success with emphasis continuing on the Home Equity Loan and Home Equity Credit Line products and our improved NOW and savings accounts on the deposit side.

Our Trust department, which currently manages assets in excess of $777 million has ambitious expectations, and is moving forward under the new management team.

1996 and beyond should benefit from the solid performance of the superb employee team here at TrustCo. For 1995 the often quoted efficiency ratio for our Company was 42.52% at a time when most banking companies would like to see 60.00%. This level of performance efficiency will benefit us through reduced operating expense for years to come.

1995 was a year of significant asset growth from $1.976 billion to $2.176 billion, an increase of 10%, in a time of continuing deposit outflows from banks. This solid performance will provide us with investment opportunities going forward. Our loan portfolio continued to grow during 1995, increasing by 6%, with continued emphasis on the retail side of the product mix.

The quality of the loan portfolio is excellent, and our allowance for loan loss has a coverage ratio 3.1 times nonperforming loans, an important area of reserve.

Community needs have expanded, and TrustCo has responded appropriately. TrustCo has provided increased employee and management participation in charitable and community organizations, increased its corporate charitable contributions throughout the Capital District, and our Affordable Housing Program continues to grow.

TrustCo continues to receive solid external comment. During 1995 we received favorable mention in Kiplingers' July edition; Advest re dividend yield; Forbes' July and November editions.

We are enthusiastic about TrustCo's future. It is the intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt to any change the marketplace may bring almost immediately.

We are sure the combination mentioned above and enthusiastic commitment of the Board of Directors will ensure our continuing success in the years ahead, whatever the banking environment.

Sincerely,

Robert A. McCormick,
President and Chief Executive Officer

Management's Discussion and Analysis of Operations

The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") during 1995 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1995 should be read in conjunction with this review. Certain amounts in years prior to 1995 have been reclassified to conform with the 1995 presentation.

During 1995, TrustCo adopted new accounting pronouncements dealing with the identification, reporting and accounting for impaired loans, which are more fully described in the enclosed notes to the consolidated financial statements. The new standards had no impact on the operations of the Company for 1995.

All per share information has been adjusted for the 6 for 5 stock split in August 1995.

Overview

TrustCo recorded net income of $25,527,000 or $1.42 per share for the year ended December 31, 1995, compared to $22,888,000 or $1.28 per share for the year ended December 31, 1994. This represents an increase of 12% in the full year earnings and an 11% increase in the per share results.

During 1995 TrustCo achieved:

* taxable equivalent net interest income of $83.5 million, an increase of 3% over 1994,

* a reserve coverage ratio of nonperforming loans of 3.1 times. The allowance set aside for problem loans reached 3.94% of loans at year end 1995, compared to 3.34% for 1994,

* an efficiency ratio of 42.52% for the year. Industry goals look for the attainment of a 60% efficiency ratio. TrustCo outperformed the industry on this ratio for 1993, 1994 and 1995, and

* growth in average deposits to $1.9 billion, representing a 3% increase over 1994. The net interest margin for 1995 was 7 basis points lower than in 1994 as a result of the increased cost of attracting new deposits.

Asset/Liability Management

TrustCo's objectives in managing its balance sheet are to manage the sensitivity of net interest income in relation to actual or potential changes in interest rates and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company has established guidelines for liquidity so as to maintain adequate levels in light of loan and deposit demands. TrustCo does not engage in any high risk investing activities nor does it invest in financial derivatives. The Company relies on traditional banking investment instruments and its large base of "core" deposits to help in asset/liability management.


MIX OF AVERAGE EARNING ASSETS

(dollars in thousands)


                                                                                                        Components of
                                                                           95 - 94     94 - 93      Total Earning Assets
                                            1995        1994        1993    Change      Change     1995      1994    1993


Loans, net of unearned income         $1,187,929   1,122,698   1,044,855    65,231      77,843     59.6%     58.9    56.2
Trading securities                            --          --       1,731        --      (1,731)      --        --     0.1
Securities available for sale:
  U.S. Treasuries and agencies           255,244     269,378     182,273   (14,134)     87,105     12.8      14.1     9.9
  States and political subdivisions       15,926          --          --    15,926          --      0.8        --      --
  Mortgage-backed securities               8,731      35,172          --   (26,441)     35,172      0.4       1.8      --
  Other                                   21,179      28,430      10,160    (7,251)     18,270      1.1       1.5     0.5
  Total securities available
    for sale                             301,080     332,980     192,433   (31,900)    140,547     15.1      17.4    10.4

Investment securities:
  U.S. Treasuries and agencies           119,989      98,380     274,398    21,609    (176,018)     6.0       5.1    14.8
  States and political subdivisions       40,068      27,120      32,615    12,948      (5,495)     2.0       1.4     1.8
  Mortgage-backed securities             119,113     111,691     119,442     7,422      (7,751)     6.0       5.8     6.4
  Other                                   13,738      13,621      28,681       117     (15,060)     0.7       0.7     1.5
  Total investment securities            292,908     250,812     455,136    42,096    (204,324)    14.7      13.0    24.5
Federal funds sold                       212,323     203,878     163,567     8,445      40,311     10.6      10.7     8.8
Total earning assets                  $1,994,240   1,910,368   1,857,722    83,872      52,646    100.0%    100.0   100.0


Earning Assets

Average earning assets during 1995 were $2.0 billion, which is $84 million, or 4%, over the prior year. The increase in average earning assets was dependent on three factors:

* growth in funding sources (deposits and borrowings),
* movement of assets from nonearning to earning categories, and

* the internal generation of capital retained by the Company.

The $84 million increase in average earning assets was the result of a $69 million increase in funding sources, the conversion of $5 million from nonearning asset categories, and the retention of $8 million in capital during 1995. In addition, a small increase in various other liabilities provided $2 million toward the growth in average earning assets.

The table, "Mix of Average Earning Assets" shows how the mix of the earning assets has changed over the last three years. While growth in earning assets is critical to improved profitability, changes to the mix of earning assets can also have a significant impact on profitability.

Loans: Average total loans increased $65.1 million, or 5.8%, during 1995. Net loans grew from 58.9% of average earning assets in 1994 to 59.6% of average earning assets in 1995. The steady growth of the loan portfolio as a component of the Company's asset mix, as well as the continued high quality of the portfolio, have contributed significantly to the Company's superior operating results for 1995.

Loan products related to residential real estate continued to exhibit significant growth during 1995. Average residential mortgage loans rose $62.0 million, or 9.5%, during 1995. TrustCo continued to outpace the competition by offering mortgage loan products that offer a quick decision on application, low closing costs and no escrow requirement.

The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends enhances the quality of the loan portfolio. During 1995, management continued its established practice of retaining all new real estate loan originations in the Bank's portfolio rather than packaging them for sale in the secondary mortgage market.

The average balance of commercial and commercial real estate loans was largely unchanged during 1995. New loan originations were slightly outpaced by amortizations and problem loan resolutions, a portfolio trend reflective of general economic uncertainty.

TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses within its market area with the necessity of maintaining a high quality loan portfolio. In accordance with these ideals, the Bank has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any concentrations of credit extended to any single borrower or industry. The Bank's commercial portfolio reflects the diversity found in the Capital Region's economy.


LOAN PORTFOLIO


(dollars in thousands)                                           Average Balances

                       1995                    1994                    1993                    1992                  1991

                  Amount   Percent        Amount   Percent        Amount   Percent        Amount   Percent      Amount   Percent


Residential   $  714,804      60.1%   $  652,837      58.0%   $  555,317      52.9%   $  506,362      49.2%   $274,696      43.6%
Commercial       237,165     19.92        37,994      21.2       255,265     24.42        87,524     27.91      71,695      27.2
Home equity
  line of
  credit         202,647      17.0       203,756      18.1       201,013      19.2       183,539      17.8     133,721      21.2
Installment       35,269       3.0        30,242       2.7        36,185       3.5        52,790       5.1      50,268       8.0
Total loans    1,189,885     100.0%    1,124,829     100.0%    1,047,780     100.0%    1,030,215     100.0%    630,380     100.0%
Less:
  Unearned
    income         1,956                   2,131                   2,925                   4,735                 5,349
  Allowance
    for loan
    losses        45,086                  37,334                  30,214                  23,735                16,139
Net loans     $1,142,843               1,085,364               1,014,641               1,001,745               608,892


TrustCo continues to offer a full range of consumer credit products. During 1994, the Bank commenced a program to promote its credit card products. This program, which combined aggressive marketing and attractive pricing, resulted in significant growth in credit card receivables during 1994 and 1995.

The average balance of the installment loan portfolio increased to $35.3 million for 1995, a 16.6% increase over 1994. Virtually all of the increase is concentrated in the credit card portfolio. Credit card outstandings averaged $17.9 million in 1995 compared to $12.0 million in 1994.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


(in thousands)                                  December 31, 1995

                                             After 1 Year
                              In 1 Year        But Within        After
                                or Less           5 Years      5 Years        Total


Commercial                     $155,403            61,050        8,721      225,174
Real estate construction         11,239                --           --       11,239
Total                          $166,642            61,050        8,721      236,413
Predetermined rates            $ 34,843            49,036        8,721       92,600
Floating rates                  131,799            12,014           --      143,813
Total                          $166,642            61,050        8,721      236,413


Securities available for sale and investment securities: The Company adopted new accounting standards during 1994 for its securities portfolio. The Company identifies securities available for sale and those securities that are for investment purposes and will be held to maturity. The following contains information related to these securities.

Securities available for sale: During 1995, the portfolio of securities available for sale was actively managed by the Company to take full advantage of the changes in interest rates occurring during that time period. At December 31, 1995, securities available for sale amounted to $640.2 million compared to $117.5 million at year end 1994.

As more fully described in the footnotes to the consolidated financial statements, due to changes in the accounting for investment securities, in December 1995 TrustCo transferred the held to maturity securities portfolio to the securities available for sale portfolio. In the fourth quarter of 1995, the accounting regulatory authorities allowed a one time transfer of securities from the held to maturity category to the available for sale category. Approximately $288.5 million of securities were transferred to the available for sale portfolio as a result of this opportunity. Therefore, at year end 1995, there are no securities identified as held to maturity.

Securities classified as available for sale are utilized as an integral element in the asset/liability management process of the Company. These securities are actively managed to take advantage of changes in interest rates or other banking opportunities that become available. The decision to transfer the held to maturity securities into the category of securities available for sale allows TrustCo to manage these newly transferred assets similarly. Sales of securities from the held to maturity portfolio are allowed only under very limited circumstances and, therefore, active portfolio management is not allowed.

For 1995, the average balance of securities available for sale was $301.1 million, down $31.9 million from the average balance of $333.0 million in 1994. The average yield earned on this portfolio for 1995 was 7.49% compared to 6.38% in 1994. Approximately 85% of the average balance of the available for sale securities was in the category of U.S. Treasuries and agencies securities, up from 81% in 1994. These securities provide a consistent source of liquidity, and are readily acceptable from a credit risk perspective. The increase in rates earned during 1995 of 111 basis points more than offset the reduction in the average balances, thereby producing a 6.1% increase in the taxable equivalent interest income to $22.5 million in 1995.

Also, TrustCo recognized $200 thousand of securities gains during 1995, as compared to $8.9 million in securities losses recognized in 1994. During much of 1994, interest rates in the securities markets were rising as a result of actions by the Federal Reserve Bank that affected the federal funds rate and the discount rate. TrustCo's response to these changes was to actively purge the securities portfolio of low yielding investments, which generally resulted in losses, and to replace them with higher yielding assets. The results of this strategy are clearly demonstrated in the significant yield increase in the securities available for sale portfolio.

TrustCo does not invest in exotic investment products such as interest rate swaps, forward placement contracts, options or any other instrument commonly referred to as a derivative. By actively managing a portfolio of high quality securities, the objectives of asset/liability management and liquidity can be met, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.

Securities available for sale are recorded at their fair value with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. At year end 1995, the market value of TrustCo's portfolio of securities available for sale had an unrealized gain of $21.1 million.

Investment securities: As discussed above, there are no securities in this classification at year end 1995, compared to $347.9 million at the same time period in 1994. On average, the investment securities portfolio was $292.9 million in 1995 and earned an average yield of 7.17%, compared to the 1994 average balance of $250.8 million and an average yield of 6.81%. This resulted in an increase in interest income on these securities of $3.9 million to $21.0 million in 1995. The change in the average balance accounted for three quarters of the increase in interest income, with the remaining increase the result of the change in rates during the two time periods.


SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES


(in thousands)                        As of December 31,

                                                    1995                    1994                    1993

                                           Amortized     Market    Amortized     Market    Amortized     Market
                                                Cost      Value         Cost      Value         Cost      Value


Securities available for sale:
  U.S. Treasuries and agencies              $432,710    447,343      102,947    102,919      230,563    236,471
  States and political subdivisions           68,151     70,371           --         --           --         --
  Mortgage-backed securities                  78,481     80,284           --         --           --         --
  Other                                       39,808     42,208       14,581     14,539       10,153     11,588
    Total securities available for sale     $619,150    640,206      117,528    117,458      240,716    248,059

Investment securities:
  U.S. Treasuries and agencies              $     --         --      145,542    141,117      228,157    237,008
  States and political subdivisions               --         --       44,222     43,827       23,017     23,471
  Mortgage-backed securities                      --         --      143,082    134,902      138,376    142,119
  Other                                           --         --       15,012     14,609       27,256     28,700
    Total investment securities             $     --         --      347,858    334,455      416,806    431,298


The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 1995, based on the final maturity of the securities
(mortgage-backed securities are stated using average life, and equity securities are included in the category of other securities maturing after 10 years).


SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD

Securities available for sale:


(dollars in thousands)                                   As of December 31, 1995

                                                                Maturing:

                                                      After 1       After 5
                                        Within     But Within    But Within      After
                                        1 Year        5 Years      10 Years   10 Years      Total


U.S. Treasuries and agencies
  Amortized cost                       $15,036        110,942       236,875     69,857    432,710
  Market value                          15,305        117,084       242,270     72,684    447,343
  Yield                                   7.68%          7.60          7.48       7.72       7.56

States and political subdivisions
  Amortized cost                       $10,894         25,873         5,231     26,153     68,151
  Market value                          10,915         26,772         5,480     27,204     70,371
  Yield                                   5.01%          5.31          5.40       5.67       5.41

Mortgage-backed securities
  Amortized cost                       $    --         11,960         2,536     63,985     78,481
  Market value                              --         11,954         2,618     65,712     80,284
  Yield                                     --%          6.43          7.84       7.77       7.57

Other
  Amortized cost                       $    25             --        15,665     24,118     39,808
  Market value                              25             --        17,265     24,918     42,208
  Yield                                   5.50%            --          8.16       3.28       5.20

Total securities available for sale
  Amortized cost                       $25,955        148,775       260,307    184,113    619,150
  Market value                          26,245        155,810       267,633    190,518    640,206
  Yield                                   6.56%          7.11          7.48       6.86       7.17


Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer of the bond to redeem the bond prior to maturity at selected dates and at predetermined prices. Normally, securities are redeemed at the call date because the issuer can reissue the bond at a lower yield. Therefore, for cash flow, liquidity, and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, for both the maturity date and call date as of December 31, 1995.


SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION

Securities available for sale:


(in thousands)                  As of December 31, 1995

                          Based on                   Based on
                       Final Maturity                Call Date

                   Amortized       Market     Amortized       Market
                        Cost        Value          Cost        Value

Within 1 year       $ 25,955       26,245       167,547      168,126
1 to 5 years         148,775      155,810       319,846      331,592
5 to 10 years        260,307      267,633        92,614       98,330
After 10 years       184,113      190,518        39,143       42,158
  Total             $619,150      640,206       619,150      640,206


Federal funds sold: During 1995, the average balance of these funds was $212.3 million, up from $203.9 million in 1994. The average rate earned on these funds was 5.91% for 1995 and 4.44% for 1994. TrustCo utilized this category of earning assets during 1995 as a means of keeping strong liquidity as interest rates in the securities markets changed. Rather than invest this excess liquidity during 1995, the Company chose to place these funds in overnight federal funds sold. This decision had the short term effect of suppressing potential earnings for 1995, but positioned TrustCo to take advantage of other banking opportunities as they emerge in 1996.


AVERAGE BALANCES, YIELDS AND NET INTEREST MARGINS


(dollars in thousands)                            1995                             1994                             1993

                                                Interest                         Interest                         Interest
                                       Average   Income/  Average       Average   Income/  Average       Average   Income/  Average
                                       Balance   Expense     Rate       Balance   Expense     Rate       Balance   Expense     Rate


Assets
  Loans, net of unearned income     $1,187,929   107,544     9.05%   $1,122,698    94,432     8.41%   $1,044,855    87,559     8.38%
  Trading securities                        --        --       --            --        --       --         1,731        94     5.43

  Securities available for sale:
    U.S. Treasuries and agencies       255,244    19,490     7.64       269,378    17,142     6.36       182,273    12,797     7.02
    States and political
      subdivisions                      15,926     1,277     8.02            --        --       --            --        --       --
    Mortgage-backed securities           8,731       597     6.84        35,172     2,122     6.03            --        --       --
    Other                               21,179     1,185     5.60        28,430     1,994     7.02        10,160       804     7.91
    Total securities available
      for sale                         301,080    22,549     7.49       332,980    21,258     6.38       192,433    13,601     7.07

  Investment securities:
    U.S. Treasuries and agencies       119,989     8,968     7.47        98,380     7,128     7.24       274,398    16,913     6.16
    States and political
      subdivisions                      40,068     2,963     7.39        27,120     1,661     6.13        32,615     2,074     6.35
    Mortgage-backed securities         119,113     8,005     6.72       111,691     7,254     6.50       119,442     8,444     7.07
    Other                               13,738     1,079     7.86        13,621     1,024     7.52        28,681     2,071     7.23
    Total investment securities        292,908    21,015     7.17       250,812    17,067     6.81       455,136    29,502     6.48
  Federal funds sold                   212,323    12,543     5.91       203,878     9,058     4.44       163,567     4,912     3.00
    Total interest earning assets    1,994,240   163,651     8.21     1,910,368   141,815     7.42     1,857,722   135,668     7.30
  Allowance for loan losses            (45,086)                         (37,334)                         (30,214)
  Cash and non-interest
    earning assets                     124,237                          121,463                          119,207
    Total assets                    $2,073,391                        1,994,497                        1,946,715

Liabilities and
  shareholders' equity
  Interest-bearing deposits:
    NOW accounts                    $  230,291     4,356     1.89%   $  246,357     3,636     1.48%   $  242,876     4,224     1.74%
    Savings                            618,933    24,248     3.92       726,295    21,725     2.99       730,264    23,306     3.19
    Time deposits and
      money markets                    911,906    49,751     5.46       741,862    34,673     4.67       701,628    33,352     4.75
    Total interest-bearing
      deposits                       1,761,130    78,355     4.45     1,714,514    60,034     3.50     1,674,768    60,882     3.64
  Short-term borrowings                 38,090     1,776     4.66        18,129       461     2.54        17,447       380     2.18
  Long-term debt                           788        69     8.75         2,840       203     7.15         3,870       357     9.22
    Total interest-bearing
      liabilities                    1,800,008   80,200      4.46     1,735,483    60,698     3.50     1,696,085    61,619     3.63
  Demand deposits                       97,940                           93,822                           92,763
  Other liabilities                     29,974                           28,215                           32,219
  Shareholders' equity                 145,469                          136,977                          125,648
    Total liabilities and
      shareholders' equity          $2,073,391                        1,994,497                        1,946,715
Net interest income                              83,451                            81,117                           74,049
Net interest spread                                          3.75%                            3.92%                            3.67%
Net interest margin (net interest
  income to total interest
  earning assets)                                            4.18                             4.25                             3.99

Portions of income earned on certain commercial loans, U.S. Government obligations, obligations of states and political subdivisions, and equity securities are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0 percent and 9.68 percent for 1995, 35.0 percent and 10.13 percent for 1994, and 35.0 percent and 10.35 percent for 1993. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is $3.9 million and $2.4 million in 1995 and 1994, respectively, of unrealized appreciation, net of tax, in the available for sale securities portfolio.


Interest bearing sources of funds: TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table "Average Sources of Funding" presents the various categories of funds used and the corresponding average balances for each of the last three years.


AVERAGE SOURCES OF FUNDING

(dollars in thousands)


                                                                                                        Components of
                                                                           95 - 94     94 - 93          Total Funding
                                            1995        1994        1993    Change      Change     1995      1994    1993


Demand deposits                       $   97,940      93,822      92,763     4,118       1,059      5.2%      5.1     5.2
Retail deposits:
  Savings                                618,933     726,295     730,264  (107,362)     (3,969)    32.6      39.7    40.8
  Time deposits under $100 thousand      750,141     589,573     550,294   160,568      39,279     39.5      32.2    30.8
  NOW accounts                           230,291     246,357     242,876   (16,066)      3,481     12.1      13.5    13.6
  Money market deposits                   79,618     103,622     113,632   (24,004)    (10,010)     4.2       5.7     6.4
  Total retail deposits                1,678,983   1,665,847   1,637,066    13,136      28,781     88.4      91.1    91.6
  Total core deposits                  1,776,923   1,759,669   1,729,829    17,254      29,840     93.6      96.2    96.8
Time deposits over $100 thousand          82,147      48,667      37,702    33,480      10,965      4.3       2.7     2.1
Short-term borrowings                     38,090      18,129      17,447    19,961         682      2.0       1.0     0.9
Long-term debt                               788       2,840       3,870    (2,052)     (1,030)     0.1       0.1     0.2
  Total purchased liabilities            121,025      69,636      59,019    51,389      10,617      6.4       3.8     3.2
  Total sources of funding            $1,897,948   1,829,305   1,788,848    68,643      40,457    100.0%    100.0   100.0



AVERAGE DEPOSITS BY TYPE OF DEPOSITOR


(in thousands)                                                        Years Ended December 31,

                                                       1995         1994         1993         1992         1991


Individuals, partnerships and corporations       $1,817,762    1,752,163    1,706,530    1,605,191      948,390
U.S. Government                                         261          542          540          525          505
States and political subdivisions                    30,784       44,289       48,145       58,439       45,101
Other (certified and official checks, etc.)          10,263       11,342       12,316       11,324        7,308
  Total average deposits by type of depositor    $1,859,070    1,808,336    1,767,531    1,675,479    1,001,304


Deposits: Average total deposits (including time deposits greater than $100 thousand) were $1.859 billion in 1995 compared to $1.808 billion in 1994. Deposit increases centered primarily in the time deposit category, which increased $194.0 million, or 30%, over the average balance in 1994. The demand deposit category increased 4% to $97.9 million in 1995 compared to $93.8 million in 1994. Deposit outflows were experienced in all other categories with the largest decrease occurring in the savings category.

In order to stop the outflow of savings deposits, TrustCo implemented a successful marketing and advertising campaign beginning March 1995 to promote the increase of the savings account interest rate to 4%, a level which was significantly higher than that offered by any other bank in the Capital Region. As a result, savings account balances increased from $588.0 million at March 31, 1995 to $649.0 million at December 31, 1995.

Past experience at TrustCo has demonstrated that once customers are attracted to the Bank as a result of a deposit generation campaign, they tend to maintain their deposit relationship with TrustCo through various interest rate cycles. It is the Company's belief that these deposits are a very stable source of core customers. These customers provide a tremendous opportunity for cross selling other banking services in addition to their deposit accounts.

Interest expense on deposits increased from $60.0 million in 1994 to $78.4 million in 1995. The increase of $18.3 million was primarily due to the increase in rates paid on deposit accounts which increased to 4.45% in 1995 from the 3.50% in 1994.

In addition to the deposit generating activities described previously, TrustCo also opened four new retail branches in 1995. These new branches increased the marketing territory of the Bank and contributed significantly to the deposit increases noted in 1995. For 1996, TrustCo anticipates opening three new branches. These new retail outlets will provide new sources of funding and additional opportunities for cross selling to a new depositor base.

Interest expense on certificates of deposit greater than $100,000 was $4.9 million, $2.6 million and $2.1 million for the years 1995, 1994 and 1993, respectively.


MATURITY OF TIME DEPOSITS
OVER $100 THOUSAND


(in thousands)    As of December 31, 1995


Under 3 months                    $26,512
3 to 6 months                      11,036
6 to 12 months                     18,068
over 12 months                     28,594
Total                             $84,210


Other funding sources: The Company had $38.1 million of average short-term borrowings and $800 thousand of average long-term debt outstanding during 1995. Total purchased liabilities (which includes time deposits over $100 thousand) were $121.0 million in 1995, compared to $69.6 million in 1994. The average rate on short-term borrowings was 4.66% in 1995 and 2.54% in 1994; the average rate on long-term debt was 8.75% in 1995 and 7.15% in 1994.


VOLUME AND YIELD ANALYSIS


(in thousands)                               1995 vs. 1994                     1994 vs. 1993

                                     Increase    Due to    Due to      Increase    Due to     Due to
                                   (Decrease)    Volume      Rate    (Decrease)    Volume       Rate


Interest income (TE):
  Federal funds sold                  $ 3,485       389     3,096         4,146     1,408      2,738
  Trading securities                       --        --        --           (94)      (94)        --
  Securities available for sale:
    Taxable                                13    (3,164)    3,177         7,655     9,048     (1,393)
    Tax-exempt                          1,278     1,278        --             2         2         --
    Total securities available
      for sale                          1,291    (1,886)    3,177         7,657     9,050     (1,393)

  Investment securities:
    Taxable                             2,647     2,112       535       (12,022)  (14,001)     1,979
    Tax-exempt                          1,301       907       394          (413)     (339)       (74)
    Total investment securities         3,948     3,019       929       (12,435)  (14,340)     1,905
  Loans                                13,112     5,662     7,450         6,873     6,143        730
    Total interest income              21,836     7,184    14,652         6,147     2,167      3,980

Interest expense:
  NOW accounts                            720      (250)      970          (588)       60       (648)
  Money market deposits                  (181)     (637)      456          (460)     (248)      (212)
  Savings                               2,523    (3,532)    6,055        (1,581)     (126)    (1,455)
  Time deposits under
     $100 thousand                     12,936     8,773     4,163         1,288     1,985       (697)
  Time deposits over
     $100 thousand                      2,323     1,966       357           493       585        (92)
  Short-term borrowings                 1,315       747       568            81        16         65
  Long-term debt                         (134)     (171)       37          (154)      (84)       (70)
    Total interest expense             19,502     6,896    12,606          (921)    2,188     (3,109)
    Net interest income (TE)          $ 2,334       288     2,046         7,068       (21)     7,089

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances
(volume and rate) based on the percentage relationship of such variances to each other.


The increase in short-term borrowing balances from $18.1 million in 1994 to $38.1 million in 1995 is due almost exclusively to the introduction of the Trustco Short Term Investment Account. This account was developed for the Bank's Trust Department as an investment vehicle for trust accounts. Balances are transferred daily by the Trust Department into this account and are collateralized by securities owned by the Bank.

Net Interest Income

Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 1995 change in net interest income is primarily the result of increased earning asset balances invested at higher rates in 1995 compared to 1994.

Taxable equivalent net interest income for 1995 was $83.5 million, up $2.3 million or 3% over 1994. The yield on average earning assets rose 79 basis points to 8.21% during 1995 while the rate paid on average interest-bearing liabilities increased 96 basis points to 4.46%. Together, this resulted in a 7 basis point decrease in the net margin to 4.18%.

The changes between 1995 and 1994, as illustrated in the table "Volume and Yield Analysis," resulted in an increase in interest on earning assets of $21.8 million and an increase in interest expense of $19.5 million. The increase in the interest on earning assets was primarily the result of increases in the rates earned from 7.42% in 1994 to 8.21% in 1995. Rate changes accounted for approximately two-thirds of the total increase in interest income. The increase in interest expense is also principally the result of increases in the rates paid on interest-bearing liabilities, which rose from 3.50% in 1994 to 4.46% in 1995. As with the increase in interest income on earning assets, the increase in interest paid on interest-bearing liabilities was approximately two-thirds the result of increases in rates paid.

Risk Management

The responsibility for balance sheet risk management oversight is the function of the Asset Allocation Committee. This committee meets monthly and includes the executive officers of the Company as well as other department managers as appropriate. The meetings include a review of the balance sheet structure, formulation of strategy in light of expected economic conditions, and a review of performance against guidelines established to control exposure to various types of risk.

Credit Risk

Credit risk is managed through a network of loan officer authorities, review committees, loan policies, and oversight from the senior executives of the Company. Management follows a policy of continually identifying, analyzing, and evaluating the credit risk inherent in the loan portfolio. As a result of management's ongoing review of the loan portfolio, loans are placed in nonaccrual status, either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payment of principal and/or interest is current, such action is prudent. Loans are generally placed in nonaccrual status when principal and/or interest is 90 days past due. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.


NONPERFORMING ASSETS


(dollars in thousands)                                        As of December 31,

                                                  1995       1994      1993      1992      1991


Loans in nonaccrual status                     $12,832      6,370    10,227    17,448    11,948
Loans past due 90 days or more                   1,696      4,436     6,567    10,634     8,996
Restructured loans                               1,130        910        --        --        --
Total nonperforming loans                       15,658     11,716    16,794    28,082    20,944
Foreclosed real estate                           3,732      5,080     4,309     5,946     1,413
Total nonperforming assets                     $19,390     16,796    21,103    34,028    22,357
Allowance for loan losses                      $48,320     38,851    34,087    26,919    19,049
Allowance coverage of nonperforming loans         3.09X      3.32      2.03      0.96      0.91
Nonperforming loans as a % of total loans         1.28%      1.01      1.56      2.68      2.01
Nonperforming assets as a % of total assets       0.89       0.85      1.07      1.75      1.27


Nonperforming Assets

Nonperforming assets include loans in non-accrual status, loans which have been treated as troubled debt restructurings, loans past due 90 days or more and still accruing interest, and foreclosed real estate properties.

Nonperforming assets at year end 1995 totalled $19.4 million, an increase of $2.6 million from the balance at year end 1994. Nonperforming loans increased from $11.7 million in 1994 to $15.7 million in 1995. Nonperforming loans as a percentage of loans were 1.28% in 1995 and 1.01% in 1994. These percentages are well below industry and peer group averages, and reflect TrustCo's conservative lending policy and its aggressive collection and charge off policies.

The increase in the nonperforming loans of $3.9 million is the result of two commercial loans reaching nonaccrual status in 1995. Both loans are well secured and management does not anticipate any loss as a result of collecting these loans.

TrustCo has a very diversified loan portfolio with no concentrations to any one borrower or industry. As an indication of this diversification, there are only three loans greater than $1 million identified as nonperforming at December 31, 1995. This is significant because it demonstrates sound business judgments made by TrustCo in loan portfolio risk management.

Nonperforming assets at year end 1995 included $3.7 million of foreclosed properties compared to $5.1 million in 1994.

There are no other loans in the Bank's portfolio that management is aware of that pose any significant risk of the eventual non-collection of principal. As of December 31, 1995, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Allowance for Loan Losses

The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which have been determined to be uncollectible. The adequacy of the allowance is evaluated continuously, with emphasis on nonperforming and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the loan portfolio's inherent risk given present and anticipated future conditions.

The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1995 were $7.3 million, compared to $4.8 million in 1994. Recoveries were $4.1 million in 1995 and $1.5 million in 1994. Provisions recorded in 1995 and 1994 were $12.7 million and $8.1 million, respectively.

Net charge offs as a percentage of average loans were 0.27% in 1995 and 0.29% in 1994. The allowance as a percentage of loans outstanding grew to 3.94% in 1995 from 3.34% in 1994. The Company has a policy of recognizing problem loan charge offs early and aggressively pursuing collection efforts. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.

TrustCo adopted the provisions of Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," effective as of January 1, 1995. The enclosed consolidated financial statements have been presented in accordance with these new accounting pronouncements. The footnotes to the consolidated financial statements provide additional details with respect to the adoption and accounting requirements of these pronouncements.

TrustCo has classified nonaccrual commercial and commercial real estate loans as impaired loans, as well as all loans restructured under a troubled debt restructuring since the adoption of these new accounting requirements as of January 1, 1995. At year end 1995, there were $10.0 million of impaired loans. The average balance of impaired loans during 1995 was $10.5 million and the Company recognized approximately $400 thousand of interest income on these loans during the year.

Statement 114 substantially modified the definition of "in-substance foreclosure" loans. Consequently, certain loans identified at year end 1994 as being in-substance foreclosure loans and classified as real estate owned have been reclassified as of January 1, 1995 to the loan portfolio. At January 1, 1995, $9.2 million of loans previously included in real estate owned were reclassified to the loan balance. Prior to adoption of Statements 114 and 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property, considering its fair value; where repayment was expected to come only from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful the borrower would be able to rebuild equity in the property.


SUMMARY OF LOAN LOSS EXPERIENCE


(dollars in thousands)                               1995         1994         1993         1992         1991


Amount of loans outstanding at end of year
  (less unearned income)                       $1,226,142    1,161,789    1,075,564    1,049,215    1,042,185
Average loans outstanding during year
  (less average unearned income)                1,187,929    1,122,698    1,044,855    1,025,480      625,031

Balance of allowance at beginning of year          38,851       34,087       26,919       19,049       13,446
Loans charged off:
  Commercial                                        4,823        3,864        5,866        4,857        1,129
  Real estate                                       1,694           53          199          125           70
  Installment                                         821          907          676        1,015          616
    Total                                           7,338        4,824        6,741        5,997        1,815

Recoveries of loans previously charged off:
  Commercial                                        3,504        1,125        1,810          327           23
  Real estate                                         258           --           --           --           --
  Installment                                         347          407          523          847          174
    Total                                           4,109        1,532        2,333        1,174          197
Net loans charged off                               3,229        3,292        4,408        4,823        1,618

Additions to allowance charged to
  operating expense                                12,698        8,056       11,576       12,693        6,490
Allowance of acquired bank                             --           --           --           --          731
Balance of allowance at end of year            $   48,320       38,851       34,087       26,919       19,049

Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)                     0.27%        0.29         0.42         0.47         0.26
Allowance as a percent of loans outstanding
  at end of year                                     3.94         3.34         3.17         2.57         1.83


Interest Rate Risk

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.

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

The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis the maturity and repricing of loans is based on the stated maturity or earliest repricing date. For securities available for sale, the earlier of average life or stated maturity is used. NOW, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.


INTEREST RATE SENSITIVITY


(dollars in thousands)                                                 At December 31, 1995

                                                               Repricing, or able to be repriced, in:

                                                  0-90       91-365          1-5       Over 5           Rate
                                                  Days         Days        Years        Years    Insensitive        Total


Assets:
  Federal funds sold                          $239,000           --           --           --             --      239,000
  Securities available for sale                 28,863       30,575      188,332      380,119         12,317      640,206
  Loans, net of unearned income                334,862      182,247      151,956      557,077             --    1,226,142
  Noninterest rate sensitive assets                 --           --           --           --         70,837       70,837
      Total assets                             602,725      212,822      340,288      937,196         83,154    2,176,185
Cumulative total assets                        602,725      815,547    1,155,835    2,093,031      2,176,185    2,176,185

Liabilities and shareholders' equity:
  Deposits:
    Interest bearing deposits                  218,363      440,548      906,514      253,481             --    1,818,906
    Noninterest bearing deposits                 4,007       11,971       63,844       31,921             --      111,743
      Total deposits                           222,370      452,519      970,358      285,402             --    1,930,649
Borrowings                                      56,654           --           --           --             --       56,654
Noninterest rate sensitive liabilities              --           --           --           --         28,783       28,783
Shareholders' equity                                --           --           --           --        160,099      160,099
      Total liabilities and
        shareholders' equity                   279,024      452,519      970,358      285,402        188,882    2,176,185
Cumulative total liabilities and
  shareholders' equity                        $279,024      731,543    1,701,901    1,987,303      2,176,185    2,176,185

Incremental gap:
  Interest sensitivity gap                    $323,701     (239,697)    (630,070)     651,794
  Gap as a % of earning assets                   15.38%      (11.39)      (29.93)       30.96
  Interest sensitive assets to liabilities      219.16        48.31        37.54       369.73

Cumulative gap:
  Interest sensitivity gap                    $323,701       84,004     (546,066)     105,728
  Gap as a % of earning assets                   15.38%        3.99       (25.94)        5.02
  Interest sensitive assets to liabilities      219.16       113.97        71.26       111.60


At December 31, 1995, the Company's gap position indicates an excess of assets repricing in the 0-90 day period of $323.7 million. This positive gap position is significantly enhanced by the $239.0 million federal funds balance at year end. The gap position turns negative in the 91 to 365 day period and in the 1 to 5 year period. This situation reflects the significant amount of time deposits that mature in these time bands. Over 5 years, the gap position again reflects an excess of repricing assets over liabilities of $651.8 million.

In evaluating interest rate sensitivity at year end 1995, the Company would have a slight benefit from an increase in interest rates, as the Bank would be able to redeploy short-term assets that are repricing into higher yielding investments. Conversely, the Company would be slightly disadvantaged given a decrease in interest rates, since the assets that are repricing would do so at lower interest rates.

The Company's gap position is constantly under evaluation by the Asset Allocation Committee in relation to products, services, and the marketplace.

There are significant shortcomings inherent in the method of analysis presented in the Interest Rate Sensitivity table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

Liquidity Risk

TrustCo seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including variations in the markets served by the Bank's network of branches, the mix of assets and liabilities, and general economic conditions.

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

The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three categories for the purposes of managing liability based liquidity: net core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on interest rate as they are on the level and quality of service. At December 31, 1995, core deposits representing total deposits less those time deposits greater than $100,000, amounted to $1.846 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."

In addition to core deposits, another funding source available to TrustCo is purchased money. These are principally long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100,000. The average balances of these purchased liabilities are detailed in the table "Average Sources of Funding." During 1995, the average balance in purchased liabilities was $121.0 million, compared with $69.6 million in 1994, and $59.0 million in 1993.

Off-Balance Sheet Risk

Commitments to extend credit: TrustCo makes contractual commitments to extend credit, and extends lines of credit which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1995 and 1994, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $220.8 million and $217.3 million respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.

Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing letters of credit and standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance, and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 1995 and 1994, outstanding letters of credit and standby letters of credit were approximately $19.0 million and $20.8 million, respectively.

Other Off-Balance Sheet Risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, options, or any other instrument commonly referred to as a "derivative." Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.


NONINTEREST INCOME


(dollars in thousands)                                                         1995 vs. 1994

                                                1995      1994       1993    Amount    Percent


Trust department income                      $ 4,890     4,850      4,347        40        0.8%
Fees for other services to customers           7,003     7,007      6,489        (4)       0.1
Net gain (loss) on securities transactions       243    (8,877)     6,239     9,120      102.7
Other                                          1,931     1,580      2,101       351       22.2
  Total noninterest income                   $14,067     4,560     19,176     9,507      208.5%


Noninterest Income and Expense

Noninterest income: Noninterest income is a significant source of revenue for the Company and an important factor in the overall results for the year. Total noninterest income was $14.1 million for 1995 compared to $4.6 million in 1994. Included in the 1995 results are $200 thousand of securities gains compared to securities losses of $8.9 million during the comparable period in 1994. Excluding these securities transactions, noninterest income would have been $13.8 million and $13.4 million in 1995 and 1994, respectively. As noted earlier, these securities losses for 1994 were realized in an effort to reinvest the available for sale portfolio at the year end higher interest rates. Therefore, future periods will benefit from these enhanced rates.

The Trust Department contributes the largest recurring portion of noninterest income through fees generated by the performance of fiduciary services. Income from these fiduciary activities totalled $4.9 million in both 1995 and in 1994.

Changes in the other categories of noninterest income reflect the fee scale used by the Bank for pricing its services.


NONINTEREST EXPENSE


(dollars in thousands)                                                         1995 vs. 1994

                                                1995      1994       1993    Amount    Percent


Salaries and employee benefits               $19,895    18,323     16,649     1,572        8.6%
Net occupancy expense of bank premises         4,562     3,479      3,439     1,083       31.1
Equipment expense                              3,403     3,363      3,650        40        1.2
FDIC insurance expense                         2,101     4,071      3,985    (1,970)     (48.4)
Professional services                          3,585     2,548      2,508     1,037       40.7
Other real estate expenses                     3,120     1,016      4,679     2,104      207.1
Other                                          7,774     7,760      8,592        14        0.2
  Total noninterest expense                  $44,440    40,560     43,502     3,880        9.6%


Noninterest expense: Noninterest expense was $44.4 million in 1995, $40.6 million in 1994, and $43.5 million in 1993. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 42.52% for 1995, 41.82% for 1994, and 44.63% for 1993. Industry goals look for the attainment of a 60% efficiency ratio. TrustCo outperformed the industry on this ratio for 1993, 1994, and 1995.

Salaries and employee benefits are the most significant component of noninterest expense. At year end 1995, these expenses amounted to $19.9 million, compared to $18.3 million and $16.6 million for 1994 and 1993, respectively. The increase in salaries and employee benefits reflects the addition of four new branches during 1995, merit increases, and raises given to the Bank staff. Increased costs for benefits, such as health insurance and retirement benefits, account for the remainder of the increase.

During 1995, FDIC insurance premiums decreased by $2.0 million compared to 1994 as a result of the reduction and eventual elimination of the insurance premium on the TrustCo deposits. Net occupancy expenses have increased by $1.1 million due to the four new branch facilities opened during 1995 and a write down on selected bank premises recognized in 1995. Professional services increased by $1.0 million in 1995 over 1994, which was almost equal to 1993 expenses. The increase in 1995 expense was the result of costs associated with resolving certain litigation relative to nonperforming loans. Other real estate expense is also up by $2.1 million over 1994 due to the cost of disposing of or preparing for sale certain properties that had been acquired through foreclosure.

Income Tax

In 1995, TrustCo recognized income tax expense of $12.8 million as compared to $12.6 million in 1994 and $12.5 million in 1993. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35% due primarily to tax exempt income and the reduction of the deferred tax asset valuation reserve, offset in part by state income taxes, net of the federal tax benefit.

Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. The valuation allowance of $2.1 million at December 31, 1995, is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences. The valuation allowance of $4.7 million at December 31, 1994 was reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences, as well as uncertainty regarding the ultimate realization of certain other deferred tax assets. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $30.4 million and $20.6 million at December 31, 1995 and 1994, respectively, will be realized.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required, since most of the Company's capital requirements have been provided through retained earnings.

Part of TrustCo's operating philosophy is that the Company will not retain any excess capital. All capital that is generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operations of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a dividend payout ratio for 1995 of 69.55%, 1994 of 62.52%, and 1993 of 56.88%.
These are significant payouts to the Company's shareholders and are considered by management to be a prudent use of the retained capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue into 1996 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.

At December 31, 1995, TrustCo's Tier 1 capital was $147.7 million or 12.45% of risk adjusted assets. The Tier 1 capital to total assets or the leverage ratio at December 31, 1995 was 7.36% as compared to 7.05% in 1994 and 6.59% in 1993. At December 31, 1995 the subsidiary bank, Trustco Bank, met the regulatory definition of a "well capitalized" institution.

The Bank converted to a nationally chartered bank in early 1995 and changed its legal name to Trustco Bank, National Association. All of the operations of the Bank were consistent with those allowed of a nationally chartered bank. The national charter allowed the Bank to streamline its regulatory process by having the Office of the Comptroller of the Currency as the primary bank regulator.

As mentioned earlier, TrustCo will be expanding its branch network by three locations in 1996. It is not anticipated that additional capital will be required to support this expansion program. Likewise, operating costs during 1996 can be expected to rise modestly as a result of these new branches, but will be offset by the additional revenue generated by the new branches.

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


FIVE YEAR SUMMARY OF FINANCIAL DATA


(dollars in thousands, except per share data)                            Years Ended December 31,

                                                        1995          1994          1993          1992          1991


Statement of income data:
  Interest income                                 $  161,552       140,282       133,657       143,260       100,805
  Interest expense                                    80,200        60,698        61,619        76,401        58,252
  Net interest income                                 81,352        79,584        72,038        66,859        42,553
  Provision for loan losses                           12,698         8,056        11,576        12,693         6,490
  Net interest income after provision
    for loan losses                                   68,654        71,528        60,462        54,166        36,063
  Noninterest income                                  14,067         4,560        19,176        15,433         9,847
  Noninterest expense                                 44,440        40,560        43,502        42,771        28,193
  Income before income taxes                          38,281        35,528        36,136        26,828        17,717
  Income tax expense                                  12,754        12,640        12,516         9,325         4,856
  Income before cumulative effect of
    change in accounting principle                    25,527        22,888        23,620        17,503        12,861
  Cumulative effect of a change in
    accounting principle                                  --            --        (3,295)           --            --
  Net income                                      $   25,527        22,888        20,325        17,503        12,861

Share data:
  Average equivalent shares outstanding
    (in thousands)                                    18,035        17,863        17,764        17,527        13,428
  Book value                                      $     9.08          7.94          7.44          6.93          6.44
  Cash dividends                                        1.01          0.82          0.66          0.52          0.43
  Net income                                            1.42          1.28          1.14          1.00          0.96

Financial ratios:
  Return on average assets                              1.23%         1.15          1.04          0.95          1.12
  Return on average shareholders' equity <F1>          18.03         17.01         16.18         15.06         17.16
  Cash dividend payout ratio                           69.55         62.52         56.88         51.05         45.00
  Tier 1 capital as a % of total risk adjusted
    assets                                             12.45         12.08         12.18         11.39         10.45
  Total capital as a % of total risk adjusted
    assets                                             13.73         13.35         13.45         12.64         11.70
  Efficiency ratio                                     42.52         41.82         44.63         51.96         48.51
  Net interest margin                                   4.18          4.25          3.99          3.94          4.20

Average balances:
  Total assets                                    $2,073,391     1,994,497     1,946,715     1,852,180     1,149,775
  Earning assets                                   1,994,240     1,910,368     1,857,722     1,763,450     1,085,868
  Loans, net                                       1,187,929     1,122,698     1,044,855     1,025,480       625,031
  Allowance for loan losses                          (45,086)      (37,334)      (30,214)      (23,735)      (16,139)
  Securities available for sale                      301,080       332,980       192,433        55,716            --
  Investment securities                              292,908       250,812       455,136       568,825       418,295
  Deposits                                         1,859,070     1,808,336     1,767,531     1,675,479     1,001,304
  Short-term borrowings                               38,090        18,129        17,447        25,520        42,990
  Long-term debt                                         788         2,840         3,870         5,000         5,000
  Shareholders' equity                               145,469       136,977       125,648       116,238        74,951


<F1> Average shareholders' equity excludes the market adjustment for securities available for sale.


As a result, changes in interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, since interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Changes in Accounting Standards

Accounting for Postretirement Benefits Other than Pensions: On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (Statement 106), "Employers' Accounting for Postretirement Benefits Other than Pensions." In implementing the new accounting standard, the Company recorded a one time transition charge of $3.3 million, net of tax benefits, which is reflected as a cumulative effect of a change in accounting principle in the 1993 consolidated statement of income.

Accounting for Income Taxes: On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Statement 109 significantly changed the method of accounting for income taxes for financial statement purposes without affecting the actual cash tax liability. In adopting Statement 109, the Company elected not to restate prior period financial results. The implementation of Statement 109 had no material impact on the 1993 results of operations. The Company's complete disclosure related to Statement 109 is included in the notes to the consolidated financial statements.

Accounting by Creditors for Impairment of a Loan: The Company adopted Statements 114 and 118 effective as of January 1, 1995. These statements require that an impaired loan be measured at the present value of expected cash flows. The Statements also narrow the application of the concept of in-substance foreclosure to situations where the creditor has received physical possession of the debtor's collateral. The adoption of Statements 114 and 118 did not have a material impact on the financial condition or results of operations of the Company.

Accounting for Certain Investments in Debt and Equity Securities: The Company adopted Statement of Financial Accounting Standards No. 115 (Statement 115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Upon adoption of Statement 115, the Company identified securities that are "available for sale" and those that are "held to maturity" (the Company has no trading account assets as prescribed by Statement 115). Securities classified as available for sale are those that can be sold in response to changes in market interest rates, liquidity requirements, or other investment alternatives. Securities classified as held to maturity are not available for sale and are held until contractual maturity or call. Securities available for sale are recorded at market value with the unrealized appreciation and depreciation, net of tax, recorded as an element of shareholders' equity. Securities identified as held to maturity are recorded at amortized cost.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of: In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Various assets are excluded from the scope of Statement 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of Statement 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount. The Company will adopt Statement 121 in the first quarter of 1996. Management anticipates that the adoption of Statement 121 will not have a material effect on the Company's consolidated financial statements.

Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock options, such as the Company's stock option plans. Under Statement 123, entities can recognize stock-based compensation expense in the basic financial statements using either (1) the intrinsic value based approach set forth in the Accounting Principles Board Opinion No. 25 (APB Opinion 25), or (2) the fair value based method introduced in Statement 123. Companies electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 had been applied. Under the method currently utilized by TrustCo (APB Opinion 25), compensation expense is determined based upon the option's intrinsic value. Under the fair value based method introduced by Statement 123, compensation expense is based on the estimate of the option's fair value at the grant date and is generally recognized over the vesting period. Management anticipates that it will elect to continue to measure stock-based compensation costs in accordance with APB Opinion 25 and will adopt the pro forma disclosure requirements of Statement 123 in 1996.

~~

SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

(dollars in thousands, except per share data)


                                                     1995                                               1994

                                    Q1        Q2        Q3        Q4       Year        Q1        Q2        Q3        Q4       Year


Income statement:
  Interest income              $38,104    39,959    41,506    41,983    161,552    32,684    34,726    36,215    36,657    140,282
  Interest expense              17,210    19,873    21,407    21,710     80,200    14,666    15,069    15,342    15,621     60,698
  Net interest income           20,894    20,086    20,099    20,273     81,352    18,018    19,657    20,873    21,036     79,584
  Provision for loan losses      3,573     3,045     3,120     2,960     12,698     1,827     1,886     2,778     1,565      8,056
  Net interest income
    after provision for
    loan losses                 17,321    17,041    16,979    17,313     68,654    16,191    17,771    18,095    19,471     71,528
  Noninterest income             3,449     3,986     3,647     2,985     14,067     3,314      (402)      838       810      4,560
  Noninterest expense           11,751    11,862    10,695    10,132     44,440    11,409     8,808     9,599    10,744     40,560
  Income before
    income taxes                 9,019     9,165     9,931    10,166     38,281     8,096     8,561     9,334     9,537     35,528
  Income tax expense             3,114     3,059     3,335     3,246     12,754     2,800     3,085     3,420     3,335     12,640
  Net income                     5,905     6,106     6,596     6,920     25,527     5,296     5,476     5,914     6,202     22,888

Per share data:
  Net income                       .33       .34       .36       .38       1.42       .30       .31       .33       .35       1.28
  Cash dividends declared          .23       .23       .28       .28       1.01       .19       .19       .21       .23        .82


Glossary of Terms

Book Value Per Share
Total shareholders' equity divided by shares outstanding on the same dates. This provides an indication of the book value of a share of stock.

Cash Dividends Per Share
Total cash dividends declared divided by average shares outstanding for the period.

Derivative Investments
Investments in futures contracts, forwards, swaps, or option contracts, or other investments with similar characteristics.

Earning Assets
The sum of interest-bearing deposits with banks, securities available for sale, investment securities, loans, net of unearned income, in accrual status and federal funds sold.

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

Impaired Loans
Loans, principally commercial, where it is probable that the borrower will be unable to make the principal and interest payments according to the contractual terms of the loan, and all loans restructured subsequent to January 1, 1995.

Interest-Bearing Liabilities
The sum of interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt.

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

Nonaccrual Loans
Loans for which no periodic accrual of interest income is recognized.

Nonperforming Assets
The sum of nonperforming loans plus real estate owned.

Nonperforming Loans
The sum of loans in a nonaccrual status (for purposes of interest recognition) plus loans whose repayment criteria have been renegotiated to less than market terms due to the inability of the borrowers to repay the loan in accordance with its original terms plus accruing loans 90 days or more past due as to principal or interest payments.

Parent Company
A company that owns or controls a subsidiary through the ownership of voting stock.

Real Estate Owned
Real estate acquired through foreclosure proceedings.

Return on Average Assets
Net income as a percentage of average total assets.

Return on Average Equity
Net income as a percentage of average equity, excluding the impact of the mark to market adjustment for securities available for sale.

Taxable Equivalent (TE)
Tax exempt income that has been adjusted to an amount that would yield the same after tax income had the income been subject to taxation at the statutory Federal and/or state income tax rates.

Management's Statement of Responsibilities

The management of TrustCo Bank Corp NY (the "Company") is responsible for the preparation, content, and integrity of the financial statements and other statistical data and analyses compiled for this report. The consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly and consistently the Company's financial position, results of operations, and cash flows. Management also believes that financial information elsewhere in this report is consistent with that in the financial statements. The amounts contained in the financial statements are based on management's best estimates and judgments.

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

The Board of Directors discharges its responsibility for TrustCo's financial statements through its Audit Committee, which is composed entirely of outside directors and has responsibility for the recommendation of the independent auditors.

Management has made an assessment of the Company's internal control structure and procedures covering financial reporting using established and recognized criteria. On the basis of this assessment, management believes that the Company maintained an effective system of internal controls for financial reporting as of December 31, 1995.

Robert A. McCormick
President and Chief Executive Officer

Robert T. Cushing
Vice President and Chief Financial Officer

January 26, 1996

Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 5 to the consolidated financial statements, effective January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" which prescribe recognition criteria for loan impairment and measurement methods for impaired loans. As discussed in note 4 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting
Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for certain investments in debt and equity securities. As discussed in note 9 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1993 which changed its method of accounting for postretirement benefits other than pensions.

Albany, New York
January 26, 1996


Consolidated Statements of Income


(dollars in thousands, except per share data)                                                Years Ended December 31,

                                                                                            1995       1994       1993


Interest income:
  Interest and fees on loans                                                            $107,060     93,873     86,965
  Interest and dividends on:
    U.S. Treasuries and agencies                                                          28,193     23,841     28,976
    States and political subdivisions                                                      2,902      1,129      1,416
    Mortgage-backed securities                                                             8,602      9,376      8,444
    Other                                                                                  2,252      3,005      2,944
  Interest on federal funds sold                                                          12,543      9,058      4,912
      Total interest income                                                              161,552    140,282    133,657

Interest expense:
  Interest on deposits:                                                                   78,355     60,034     60,882
  Interest on short-term borrowings                                                        1,776        461        380
  Interest on long-term debt                                                                  69        203        357
      Total interest expense                                                              80,200     60,698     61,619
      Net interest income                                                                 81,352     79,584     72,038
Provision for loan losses                                                                 12,698      8,056     11,576
      Net interest income after provision for loan losses                                 68,654     71,528     60,462

Noninterest income:
  Trust department income                                                                  4,890      4,850      4,347
  Fees for other services to customers                                                     7,003      7,007      6,489
  Net gain/(loss) on securities transactions                                                 243     (8,877)     6,239
  Other                                                                                    1,931      1,580      2,101
      Total noninterest income                                                            14,067      4,560     19,176

Noninterest expense:
  Salaries and employee benefits                                                          19,895     18,323     16,649
  Net occupancy expense of bank premises                                                   4,562      3,479      3,439
  Equipment expense                                                                        3,403      3,363      3,650
  FDIC insurance expense                                                                   2,101      4,071      3,985
  Professional services                                                                    3,585      2,548      2,508
  Other real estate expenses                                                               3,120      1,016      4,679
  Other                                                                                    7,774      7,760      8,592
      Total noninterest expense                                                           44,440     40,560     43,502
Income before income taxes and cumulative effect of a change in accounting principle      38,281     35,528     36,136
Income taxes                                                                              12,754     12,640     12,516
Income before cumulative effect of a change in accounting principle                       25,527     22,888     23,620
Cumulative effect at January 1, 1993 of a change in accounting principle                      --         --     (3,295)
Net income                                                                              $ 25,527     22,888     20,325

Earnings per common share:
Income before cumulative effect of a change in accounting principle                     $   1.42       1.28       1.33
Cumulative effect at January 1, 1993 of a change in accounting principle                      --         --       (.19)
Net income per common share                                                             $   1.42       1.28       1.14

Average equivalent shares outstanding were 18,035,000 for 1995, 17,863,000 for 1994, and 17,764,000 for 1993. Per share data has been adjusted for a 6 for 5 stock split in August 1995, a 10% stock dividend in 1994, and a 2 for 1 stock split in 1993.

See accompanying notes to consolidated financial statements.



Consolidated Statements of Condition


(dollars in thousands, except per share data)                                             As of December 31,

                                                                                          1995           1994


ASSETS
Cash and due from banks                                                             $   50,889         52,479
Federal funds sold                                                                     239,000        263,000
      Total cash and cash equivalents                                                  289,889        315,479
Securities available for sale                                                          640,206        117,458
Investment securities (approximate market value $334,455 at December 31, 1994)              --        347,858
Loans                                                                                1,227,926      1,163,758
  Less: Unearned income                                                                  1,784          1,969
Allowance for loan losses                                                               48,320         38,851
      Net loans                                                                      1,177,822      1,122,938
Bank premises and equipment                                                             25,008         23,877
Real estate owned                                                                        3,732          5,080
Other assets                                                                            39,528         42,987
      Total assets                                                                  $2,176,185      1,975,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand                                                                            $  111,743         93,496
  Savings                                                                              649,033        663,778
  NOW accounts                                                                         231,107        247,834
  Money market deposit accounts                                                         69,434         92,965
  Certificates of deposit (in denominations of $100,000 or more)                        84,210         62,511
  Other time accounts                                                                  785,122        629,247
      Total deposits                                                                 1,930,649      1,789,831
Short-term borrowings                                                                   56,654         12,713
Accrued expenses and other liabilities                                                  28,783         30,300
Long-term debt                                                                              --          3,550
      Total liabilities                                                              2,016,086      1,836,394
Shareholders' equity:
  Capital stock; $1 par value. Shares authorized 25,000,000; 18,134,708 and
    15,018,448 shares issued at December 31, 1995 and 1994, respectively                18,135         15,018
  Surplus                                                                              116,128        118,352
  Undivided profits                                                                     14,720          6,948
  Net unrealized gain/(loss) on securities available for sale                           12,363            (41)
  Treasury stock; 496,646 and 401,022 shares, at cost, at December 31, 1995
    and 1994, respectively                                                              (1,247)          (994)
      Total shareholders' equity                                                       160,099        139,283
      Total liabilities and shareholders' equity                                    $2,176,185      1,975,677

See accompanying notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity


(dollars in thousands, except per share data)                         Three Years Ended December 31, 1995

                                                                                               Net Unrealized
                                                                                                  Gain/(Loss)
                                                                                                On Securities
                                                        Capital                  Undivided          Available      Treasury
                                                          Stock     Surplus        Profits           For Sale         Stock


Beginning balance, January 1, 1993                      $ 6,771      98,115         16,566                 --        (1,023)
Net income -- 1993                                           --          --         20,325                 --            --
Cash dividend declared, $.66 per share                       --          --        (11,560)                --            --
Stock options exercised, 23,919 shares                       24         444             --                 --            --
Sale of 5,300 treasury shares to benefit plans               --         189             --                 --            29
2 for 1 stock split (6,793,022 shares)                    6,793      (6,793)            --                 --            --
Ending balance, December 31, 1993                        13,588      91,955         25,331                 --          (994)
Net income -- 1994                                           --          --         22,888                 --            --
Cash dividend declared, $.82 per share                       --          --        (14,310)                --            --
Stock options exercised, 65,282 shares                       65         801             --                 --            --
Net unrealized loss on securities available for sale         --          --             --                (41)           --
10% stock dividend (1,365,122 shares)                     1,365      25,596        (26,961)                --            --
Ending balance, December 31, 1994                        15,018     118,352          6,948                (41)         (994)
Net income -- 1995                                           --          --         25,527                 --            --
Cash dividend declared, $1.01 per share                      --          --        (17,755)                --            --
Stock options exercised, 99,544 shares                      100         793             --                 --            --
6 for 5 stock split (3,016,716 shares)                    3,017      (3,017)            --                 --            --
Treasury stock purchased                                     --          --             --                 --          (253)
Change in net unrealized gain/(loss) on securities
  available for sale                                         --          --             --             12,404            --
Ending balance, December 31, 1995                       $18,135     116,128         14,720             12,363        (1,247)

Per share data adjusted for a 6 for 5 stock split in 1995, a 10% stock dividend in 1994, and a 2 for 1 stock split in1993.

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows


(in thousands)                                                                      For the Years Ended December 31,

                                                                                    1995           1994            1993


Increase/(decrease) in cash and cash equivalents

Cash flows from operating activities:
  Net income before change in accounting principle                              $ 25,527         22,888          23,620
  Change in accounting principle                                                      --             --          (3,295)
Net income                                                                        25,527         22,888          20,325

Adjustments to reconcile net income to net cash provided by/
  (used in) operating activities:
    Depreciation and amortization                                                  3,640          2,749           2,373
    Provision for loan losses                                                     12,698          8,056          11,576
    Provision for deferred tax expense/(benefit)                                  (9,811)        (2,981)             46
    Net (gain)/loss on sale or call of securities available for sale                (284)         8,883          (5,865)
    Net (gain)/loss on maturities and calls of investment
      securities and trading assets                                                   41             (6)           (374)
    Purchase of trading securities                                                    --             --          (1,940)
    (Increase)/decrease in taxes receivable                                        4,044         (1,003)         (1,505)
    (Increase)/decrease in interest receivable                                    (3,586)           488           3,345
    Increase/(decrease) in interest payable                                          954            318          (4,881)
    (Increase)/decrease in other assets                                            6,711          1,551          (9,066)
    Increase/(decrease) in accrued expenses                                       (3,300)         3,154           3,354
        Total adjustments                                                         11,107         21,209          (2,937)
        Net cash provided by operating activities                                 36,634         44,097          17,388

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                           243,597      1,015,688          99,475
  Proceeds from maturities and calls of securities available for sale             48,106         42,558              --
  Purchase of securities available for sale                                     (504,525)      (770,617)       (153,596)
  Proceeds from sales of investment securities                                        --             --           1,877
  Proceeds from maturities and calls of investment securities                     62,514         80,717         229,288
  Purchase of investment securities                                               (3,212)      (182,981)       (159,540)
  Net increase in loans                                                          (75,287)       (99,396)        (37,769)
  Proceeds from sales of real estate owned                                         3,931          9,109           6,091
  Capital expenditures                                                            (2,271)        (1,733)         (2,210)
  Net cash provided by/(used in) investing activities                           (227,147)        93,345         (16,384)

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                            140,818         (4,401)         22,926
  Net increase/(decrease) in short-term borrowing                                 43,941         (5,610)         (2,526)
  Repayment of long-term debt                                                     (3,550)            --          (5,000)
  Proceeds from issuance of long-term debt                                            --            800           2,750
  Proceeds from issuance of common stock                                             893            866             468
  Proceeds from sale of treasury stock                                                --             --             218
  Payments to acquire treasury stock                                                (253)            --              --
  Dividends paid                                                                 (16,926)       (13,595)        (10,888)
  Net cash provided by/(used in) financing activities                            164,923        (21,940)          7,948
Net increase/(decrease) in cash and cash equivalents                             (25,590)       115,502           8,952
Cash and cash equivalents at beginning of year                                   315,479        199,977         191,025
Cash and cash equivalents at end of year                                        $289,889        315,479         199,977

Supplemental disclosure of cash flow information:
Interest paid                                                                   $ 79,246         60,380          66,500
Income taxes paid                                                                 18,521         16,624           8,554
Reclassification of investment securities to securities available
  for sale upon adoption of Statement 115                                             --        384,416              --
Transfer of investment securities to securities available for sale
  upon adoption of the FASB special report on Statement 115                      288,515             --              --
Transfer of investment securities to/(from) securities available for sale             --       (213,199)         60,055
Transfer of loans to real estate owned                                             7,705          9,880           7,011
Transfer of building from real estate owned to premises                            2,500             --           2,557
Increase in dividends payable                                                        829            715             672
Reclassification of trading securities to securities available for sale
  upon adoption of Statement 115                                                      --          2,106              --
Unrealized gain on securities available for sale on January 1, 1994                   --         14,037              --
Deferred tax on unrealized gain on securities available for sale
  on January 1, 1994                                                                  --          5,816              --
Change in unrealized (gain)/loss on securities available for sale -- gross       (21,127)       (14,107)             --
Change in deferred tax effect on unrealized gain/(loss) on securities
  available for sale                                                               8,723         (5,787)             --

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

Securities Available for Sale

Securities available for sale are carried at market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of the capital accounts. Management maintains an available for sale portfolio in order to provide maximum flexibility in future balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, would be available for sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank) are included in securities available for sale at cost since there is no readily available market value.

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

Loans

Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are recognized as income over the applicable loan term.

Nonperforming loans include nonaccrual loans, restructured loans, and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed in nonaccrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Future payments received on nonperforming loans are recorded as interest income or principal reductions based upon management's ultimate expectation for collection.

Impaired loans are commercial and commercial real estate loans in nonaccrual status and loans restructured in a troubled debt restructuring since January 1, 1995.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses based on consideration of the credit risk of the loan portfolio, including a review of past experience, current economic conditions, and underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge offs.

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

Real Estate Owned

Real estate owned are assets taken through foreclosures on loans.

Foreclosed assets held for sale are recorded on an individual basis at the lower of (1) fair value minus estimated costs to sell or (2) "cost" (which is the fair value at initial foreclosure). When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent write downs are included in other noninterest expense.

Income Taxes

Effective January 1, 1993, TrustCo adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

Dividend Restrictions

Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Bank could pay $20.6 million plus 1996 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.

Pension Plan

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation.

Reclassification of Prior Year Statements

It is the Company's policy to reclassify prior year financial statements to conform to the current year presentation.

(2) Balances at Other Banks

The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $15,571,000 and $14,576,000 at December 31, 1995 and 1994, respectively.

(3) Securities Available for Sale

The amortized cost and approximate market value of the securities available for sale are as follows:



(in thousands)                                 At December 31, 1995

                                              Gross           Gross      Approximate
                          Amortized      Unrealized      Unrealized           Market
                               Cost           Gains          Losses            Value


U.S. Treasuries
  and agencies             $432,710          14,806             173          447,343
States and political
  subdivisions               68,151           2,256              36           70,371
Mortgage-backed
  securities                 78,481           1,934             131           80,284
Other                        39,808           2,400              --           42,208
Total securities
  available for sale       $619,150          21,396             340          640,206




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


The following table distributes the securities available for sale portfolio as of December 31, 1995, based on the securities' final maturity
(mortgage-backed securities are stated using average life):



(in thousands)                                            Approximate
                                           Amortized           Market
                                                Cost            Value


Due in one year or less                     $ 25,955           26,245
Due after one year through five years        148,775          155,810
Due after five years through ten years       260,307          267,633
Due after ten years                          184,113          190,518
                                            $619,150          640,206


Included in the table above are $24,118,000 at amortized cost and $24,918,000 at market value of equity securities categorized as due after 10 years.

Proceeds from sales of securities available for sale during 1995, 1994, and 1993 were approximately $243,597,000, $1,015,688,000, and $99,475,000, respectively.

The gross realized gains on sales of securities available for sale in 1995, 1994, and 1993 were approximately $1,220,000, $5,799,000, and $5,867,000, respectively.

Gross realized losses on the sales of securities available for sale in 1995, 1994, and 1993 were $936,000, $14,682,000, and $2,000, respectively.

The amortized cost of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $250,090,000 and $44,430,000 at December 31, 1995 and 1994, respectively.

(4) Investment Securities

There were no investment securities as of December 31, 1995.

The amortized cost and approximate market value of the investment securities at December 31, 1994 were as follows:



(in thousands)

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


There were no sales of investment securities during 1995 and 1994. Proceeds from sales of investment securities during 1993 were $1,877,000. Gross realized gains on sales of investment securities in 1993 were approximately $229,000 and gross realized losses on sales of investment securities in 1993 were approximately $21,000.

The book value of investment securities pledged to secure public deposits and for other purposes required by law was $135,050,000 at December 31, 1994.

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The Company classified certain of the investment securities as being available for sale and reclassified these balances to a separate line on the consolidated statement of condition.

In December 1995, the Company reclassified the entire portfolio of investment securities to the category of securities available for sale. This reclassification was made in response to a one-time transfer allowed by the Financial Accounting Standards Board and the various federal banking regulators.

(5) Loans and Allowance for Loan Losses

A summary of loans by category is as follows:



(in thousands)                              At December 31,

                                           1995           1994


Commercial                           $  225,174        229,944
Real estate
  Construction                           11,239         12,935
  Residential mortgage loans            760,276        677,691
  Home equity line of credit            194,744        207,517
  Installment loans                      36,493         35,671
Total loans                           1,227,926      1,163,758
Less: Unearned income                     1,784          1,969
      Allowance for loan losses          48,320         38,851
Net loans                            $1,177,822      1,122,938


At December 31, 1995 and 1994, loans to executive officers, directors, and to associates of such persons aggregated $7,742,000 and $7,641,000, respectively. During 1995, new loans of $5,973,000 were made and repayments of loans totalled $5,872,000. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.

TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.

The following table sets forth the information with regard to nonperforming loans:



(in thousands)                                      At December 31,

                                           1995           1994          1993


Loans in nonaccrual status              $12,832          6,370        10,227
Loans contractually past due
  90 days or more and still
    accruing interest                     1,696          4,436         6,567
Restructured loans                        1,130            910            --
Total nonperforming loans               $15,658         11,716        16,794


Interest on nonaccrual and restructured loans of $1.3 million, $639 thousand, and $964 thousand would have been earned in accordance with the original contractual terms of the loans in 1995, 1994, and 1993, respectively. Approximately $607 thousand,
$292 thousand and $288 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 1995, 1994, and 1993, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

Transactions in the allowance for loan losses account are summarized as follows:



(in thousands)                             For the years ended December 31,

                                           1995           1994          1993


Balance at beginning of year            $38,851         34,087        26,919
Provision for loan losses                12,698          8,056        11,576
Loans charged off                        (7,338)        (4,824)       (6,741)
Recoveries on loans
  previously charged off                  4,109          1,532         2,333
Balance at year end                     $48,320         38,851        34,087


Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan." Statement 114 was amended by Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These new accounting standards prescribe recognition criteria for loan impairment and measurement methods for impaired loans, and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these new standards. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. These new standards are applicable principally to commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan is identified as impaired, the new accounting standards require measurement of the loan at the lower of fair value of the anticipated proceeds to be received or the recorded investment in the loan. The accounting standards provide certain guidelines as to how fair value is to be determined. As of January 1, 1995, the Company adopted the provisions of Statements 114 and 118 and has provided the required disclosures.

In addition, Statement 114 substantially modified the definition of "in-substance foreclosure" loans. Consequently, certain loans identified at year end 1994 as being in-substance foreclosure loans, and classified as real estate owned, have been reclassified into the loan portfolio. At January 1, 1995, $9.2 million of loans previously included in real estate owned have been reclassified to the loan balance.

At December 31, 1995, there were $9.4 million of commercial and commercial real estate loans that were in nonaccrual status and were classified as impaired loans. In addition, there were newly restructured retail loans totalling $600 thousand that as of December 31, 1995, are identified as impaired loans.
None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years, and the fact that the collateral values support the loan balances. Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of cash payments received on restructured loans).

During 1995 the average balance of impaired loans was $10.5 million, and there was approximately $405 thousand of interest income recorded on these loans in the accompanying consolidated statement of income.

There were $7.1 million and $8.4 million of loans pledged for various purposes at December 31, 1995 and 1994, respectively.

(6) Bank Premises and Equipment

A summary of premises and equipment at December 31, 1995 and 1994 follows:



(in thousands)                             1995           1994


Land                                   $  3,593          3,958
Buildings                                25,075         22,155
Furniture, fixtures and equipment        15,611         15,466
Leasehold improvements                    3,458          2,936
                                         47,737         44,515
Accumulated depreciation
  and amortization                      (22,729)       (20,638)
Total                                  $ 25,008         23,877


Depreciation and amortization expense approximated $3,640,000, $2,749,000, and $2,373,000 for the years 1995, 1994, and 1993, respectively. Occupancy expense of Bank premises included rental expense of $1,124,000, $1,053,000, and $1,388,000 for the years 1995, 1994, and 1993, respectively.

(7) Short-term Borrowings

Short-term borrowings, consisting primarily of securities sold under agreements to repurchase with maturities of generally less than ninety days and the Trustco Short Term Investment Fund, were as follows:



(dollars in thousands)                     1995           1994


Amount outstanding at December 31       $56,654         12,713
Maximum amount outstanding at
  any month end                          62,164         21,746
Average amount outstanding               38,090         18,129
Weighted average interest rate:
  For the year                             4.66%          2.54
  As of year end                           4.83           3.36


(8) Income Taxes

A summary of income tax expense/(benefit) included in the consolidated statements of income follows:



(in thousands)                             For the years ended December 31,

                                           1995           1994          1993


Current tax expense:
  Federal                               $16,919         12,412        10,372
  State                                   5,646          3,209         2,098
Total current tax expense                22,565         15,621        12,470
Deferred tax expense/(benefit)           (9,811)        (2,981)           46
Total income tax expense                $12,754         12,640        12,516


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 is presented below.



(in thousands)                                       December 31, 1995

                                                Deductible          Taxable
                                                 temporary        temporary
                                               differences      differences


Bond accounting                                    $    18               --
Benefits and deferred remuneration                   2,433               --
Deferred loan fees, net                              1,085               --
Difference in reporting the provision for
  loan losses, net                                  23,477               --
Other income or expense not utilized for
  tax purposes                                       4,386               --
Other items                                          1,098               --
    Total                                           32,497               --
Valuation reserve                                   (2,051)              --
Net deferred tax asset at December 31, 1995         30,446
Net deferred tax asset at December 31, 1994         20,635
Deferred tax benefit for 1995                      $(9,811)




(in thousands)                                       December 31, 1994

                                                Deductible          Taxable
                                                 temporary        temporary
                                               differences      differences


Bond accounting                                    $   107               --
Benefits and deferred remuneration                   2,326               --
Deferred loan fees, net                              1,391               --
Difference in reporting the provision for
  loan losses, net                                  18,301               --
Other income or expense not utilized for
  tax purposes                                       2,174               --
Other items                                          1,042               --
    Total                                           25,341               --
Valuation reserve                                   (4,706)              --
Net deferred tax asset at December 31, 1994         20,635
Net deferred tax asset at December 31, 1993         17,654
Deferred tax benefit for 1994                      $(2,981)


Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. The valuation allowance of $2,051,000 at December 31, 1995 is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences. The valuation allowance of $4,706,000 at December 31, 1994 was primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences, as well as uncertainty regarding the ultimate realization of certain other deferred tax assets. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $30,446,000 and $20,635,000 at December 31, 1995 and 1994, respectively, will be realized.

In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax liability of $8,693,000 at December 31, 1995, and a deferred tax asset of $29 thousand at December 31, 1994, relating to the net unrealized gains and losses, respectively, on securities available for sale.

The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:



                                                   1995           1994          1993


Statutory federal income tax rate                  35.0%          35.0          35.0
Increase/(decrease) in taxes resulting from:
  Tax exempt income                                (3.1)          (1.9)         (2.2)
  State income tax, net of federal
    tax benefit                                     9.6            4.9           4.0
  Effect of (increase)/decrease in tax rate
    on deferred tax benefit                          --            1.1          (1.4)
  Reduction in valuation reserve                   (6.9)          (3.5)           --
  Other items                                      (1.3)            --          (0.8)
Effective income tax rate                          33.3%          35.6          34.6


(9) Employee Benefits

The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1995 and 1994:


Actuarial Present Value of Benefit Obligations:


(in thousands)                                       1995           1994


Accumulated benefit obligation,
  including vested benefits of $12,304 and
  $12,768 in 1995 and 1994, respectively         $(13,715)       (12,946)
Projected benefit obligation for service
  rendered to date                                (15,037)       (14,093)
Plan assets at fair value                          22,621         18,575
Plan assets in excess of projected
  benefit obligation                                7,584          4,482
Unrecognized net gain from past experience
  different from that assumed and effects
  of changes in assumptions                        (5,110)        (1,825)
Unrecognized prior service cost                      (465)          (511)
Unrecognized net asset at transition being
  recognized over 5 remaining years                  (737)          (884)
Prepaid pension expense                          $  1,272          1,262



Net Pension Benefit for 1995, 1994 and 1993
Included the Following Components:


(in thousands)                                     1995           1994          1993


Service cost -- benefits earned
  during the period                             $   511            518           501
Interest cost on projected
  benefit obligation                                920            874           811
Actual return on plan assets                     (5,080)           (39)       (1,064)
Net amortization and deferral                     3,639         (1,478)         (500)
Net periodic pension benefit                    $   (10)          (125)         (252)


The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations, and the weighted average expected long-term rate of return on pension assets used in determining net periodic pension costs/(benefits) were as follows:



                                                   1995           1994          1993


Weighted average discount rate                     6.50%          6.75          6.75
Rate of increase in future
  compensation                                     6.00           5.00          5.00
Expected long-term rate of return
  on assets                                        6.75           6.50          6.50


The Company also has an unfunded defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $1,970,000, $1,780,000, and $489,000 in 1995, 1994, and 1993,
respectively.

The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1,290,000 in 1995, $1,230,000 in 1994, and
$1,470,000 in 1993.

The Company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $1,655,000, $1,291,000, and $419,000 in 1995, 1994, and 1993, respectively.

The following table presents a summary of activity with respect to the Company's Stock Option Plan:



                                   Outstanding options       Exercisable options

                                               Average                   Average
                                                option                    option
                                   Shares        price       Shares        price


Balance, January 1, 1993          860,371       $ 9.35      383,260       $ 8.00
New options awarded -- 1993       369,600        15.30       73,920        15.30
Exercised options -- 1993          58,283         7.39       58,283         7.39
Options became exercisable             --           --      137,741         8.00
Balance, December 31, 1993      1,171,688        10.29      536,638         9.68
New options awarded -- 1994       324,060        15.24       64,812        15.24
Cancelled options -- 1994         107,117        14.53        1,320        15.30
Exercised options -- 1994          85,921        10.09       85,921        10.09
Options became exercisable             --           --      193,249         9.68
Balance, December 31, 1994      1,302,710        12.12      707,458        10.68
New options awarded -- 1995       295,800        18.68       59,160        18.68
Exercised options -- 1995         111,914         7.95      111,914         7.95
Options became exercisable             --           --      242,417        12.71
Balance, December 31, 1995      1,486,596       $13.74      897,121       $12.10


Under the terms of the Directors' Stock Option Plan, 132,000 shares are reserved for director options. At December 31, 1995, 50,932 options remain issued and outstanding with an average exercise price of $17.31.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106 (Statement 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement 106 requires a calculation of the present value of expected benefits to be paid to employees after their retirement and an allocation of those benefits to the periods that employees render service to earn the benefits. The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental Program to retirees.

The Company adopted Statement 106 effective January 1, 1993, and has reported the cumulative effect of that change in the December 31, 1993 Consolidated Statement of Income.

Accumulated postretirement benefit obligations at December 31, 1995 and 1994:



(in thousands)                                       1995           1994


Retirees                                           $4,000          2,850
Fully eligible active plan participants               651          1,381
Other active plan participants                      1,929          2,911
Accumulated postretirement
  benefit obligation                               $6,580          7,142
Plan assets, at fair value                         $8,058          6,358


Net periodic postretirement benefit costs for 1995, 1994, and 1993 includes the following components:



(in thousands)                                     1995           1994          1993


Service cost                                      $ 325            362           357
Interest cost                                       445            462           389
Return on plan assets                              (248)          (429)         (279)
Transition obligation                                --             --         5,260
Net period postretirement benefit cost            $ 522            395         5,727


The Company funded the plan in full through the use of a benefit trust during the first quarter of 1993. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank.

The trust holding the plan assets is subject to federal income taxes at a
35.0 percent tax rate. The expected long-term rate of return on plan assets, after estimated income taxes, was 4.0%, 4.2%, and 3.3% for the years ended December 31, 1995, 1994, and 1993, respectively. For measurement purposes, an 8 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1995 and thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by approximately $1.1 million, and the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995, by approximately $189 thousand.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.50 percent at December 31, 1995 and
6.75 percent at December 31, 1994.

(10) Lease Commitments and Contingent Liabilities

(a) Leases

The Bank leases certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.



(in thousands)


1996                $1,052
1997                   971
1998                   886
1999                   845
2000                   794
2001 and after       3,750
                    $8,298


(b) Litigation

Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(11) Off-Balance Sheet Financing

Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 1995 and 1994 was $220.8 million and $217.3 million, respectively.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for standby letters of credit at December 31, 1995 and 1994 was $19.0 million and $20.8 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(12) Fair Value of Financial Instruments

The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.



(in thousands)                                     As of December 31, 1995

                                                  Carrying             Fair
                                                     value            value


Financial assets:
  Cash and cash equivalents                     $  289,889          289,889
  Securities available for sale                    640,206          640,206
  Loans                                          1,177,822        1,242,507
  Accrued interest receivable                       18,276           18,276

Financial liabilities:
  Demand deposits                                  111,743          111,743
  Interest-bearing deposits                      1,818,906        1,829,052
  Borrowings                                        56,654           56,654
  Accrued interest payable                           2,797            2,797




(in thousands)                                     As of December 31, 1994

                                                  Carrying             Fair
                                                     value            value


Financial assets:
  Cash and cash equivalents                     $  315,479          315,479
  Securities available for sale                    117,458          117,458
  Investment securities                            347,858          334,455
  Loans                                          1,122,938        1,104,401
  Accrued interest receivable                       14,690           14,690

Financial liabilities:
  Demand deposits                                   93,496           93,496
  Interest-bearing deposits                      1,696,335        1,696,335
  Borrowings                                        16,263           16,263
  Accrued interest payable                           1,843            1,843


The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in the above table:

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

Deposit Liabilities

The fair values disclosed for noninterest-bearing deposits, NOW accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit is assumed to approximate fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity. For 1995, the fair value of fixed rate certificates of deposit is less than the carrying value because the average rate paid by the Company on the deposits at December 31, 1995, is greater than the market rates at that date. At December 31, 1994, the fair value of fixed rate certificates of deposit is assumed to equal carrying value due to the interest rate environment at year end 1994.

Borrowings and Other Financial Instruments

The fair value of all borrowings and other financial instruments is assumed to be the carrying value.

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items at December 31, 1995 and 1994 approximates the recorded amounts of the related fees, which are considered to be immaterial.

The Company has no derivative investment products at year end 1995 and 1994, nor has the Company ever invested in such investment vehicles. Therefore, the disclosures as required by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," are not presented except as it relates to fair value disclosures in this footnote.

(13) Parent Company Only

The following statements pertain to TrustCo Bank Corp NY (Parent Company):


Statements of Income


(in thousands)                                  Years Ended December 31,

                                           1995           1994          1993


Income:
  Dividends and interest
     from subsidiaries                  $28,416         14,820        11,061
  Gain on sale of securities                 92            133           374
  Income from other investments              66             66            72
      Total income                       28,574         15,019        11,507

Expense:
  Interest on long-term debt                 --             --           343
  Operating supplies                        126            129           129
  Professional services                     200            145           128
  Miscellaneous expense                      70             48            33
      Total expense                         396            322           633

Income before income
  taxes and undistributed
  net income of subsidiaries             28,178         14,697        10,874
Income tax expense/(benefit)                (32)             1            52

Income before equity in
  undistributed net
  income of subsidiaries                 28,210         14,696        10,822
(Distributions in excess of)/equity
  in undistributed net income
  of subsidiaries                        (2,683)         8,192         9,503
Net income                              $25,527         22,888        20,325



Statements of Condition


(in thousands)                                    December 31,

                                               1995           1994


Assets:
  Cash in subsidiary bank                  $  7,187          8,229
  Notes and receivables from subsidiaries     3,617             --
  Investments in subsidiaries               141,526        132,300
  Securities available for sale              12,601          2,300
  Other assets                                   92            126
  Bank premises and equipment                    --            389
      Total assets                         $165,023        143,344

Liabilities and shareholders' equity:
  Accrued expenses and other
    liabilities                            $  4,924          4,061
      Total liabilities                       4,924          4,061
Shareholders' equity                        160,099        139,283
      Total liabilities and
        shareholders' equity               $165,023        143,344



Statements of Cash Flows


(in thousands)                                                                      For the Years Ended December 31,

                                                                                    1995           1994            1993


Increase/(decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income                                                                      $ 25,527         22,888          20,325

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Distributions in excess of/(undistributed income) of subsidiaries              2,683         (8,192)         (9,503)
    Decrease in receivable from subsidiary                                            --             --              54
    Gain on sales of securities                                                      (92)          (133)           (374)
    Decrease in taxes and other assets                                                78              1              53
    Increase/(decrease) in accrued expenses                                           31             34            (120)
      Total adjustments                                                            2,700         (8,290)         (9,890)
Net cash provided by operating activities                                         28,227         14,598          10,435

Cash flows from investing activities:
  Proceeds from sales or maturities of investment securities                          --             --           1,877
  Proceeds from sale of securities available for sale                              1,285          1,603              --
  Purchase of trading securities                                                      --             --          (1,940)
  Purchase of securities                                                         (10,651)        (1,668)             (8)
  Net decrease in short-term loaned funds to subsidiary                               --             --           2,500
  Increase in investment in and notes and receivables from subsidiaries           (3,617)            --              (1)
      Net cash provided by/(used in) investing activities                        (12,983)           (65)          2,428

Cash flows from financing activities:
  Repayment of long-term debt                                                         --             --          (5,000)
  Proceeds from issuance of common stock                                             893            866             468
  Dividends paid                                                                 (16,926)       (13,595)        (10,888)
  Payments to acquire treasury stock                                                (253)            --              --
  Proceeds from sale of treasury stock                                                --             --             218
      Net cash used in financing activities                                      (16,286)       (12,729)        (15,202)
Net increase/(decrease) in cash and cash equivalents                              (1,042)         1,804          (2,339)
Cash and cash equivalents at beginning of year                                     8,229          6,425           8,764
Cash and cash equivalents at end of year                                        $  7,187          8,229           6,425

Supplemental disclosure of cash flow information:
  Increase in dividends payable                                                 $    829            715             672
  Reclassification of trading securities to securities available for sale
    upon adoption of Statement 115                                                    --          2,106              --
  Change in unrealized (gain)/loss on available for sale securities -- gross        (843)            42              --
  Reclassification of fixed assets to other assets                                   389             --              --
  Change in deferred tax effect on unrealized gain/(loss) on
    securities available for sale                                                    348            (18)             --


TrustCo Bank Corp NY
Officers and Board of Directors

OFFICERS

PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

VICE PRESIDENT
Nancy A. McNamara

VICE PRESIDENT AND ASSISTANT SECRETARY
Ralph A. Pidgeon

SECRETARY
William F. Terry

BOARD OF DIRECTORS

Barton A. Andreoli
President
Towne Construction and Paving Corp.

Lionel O. Barthold
Chairman, Power Technologies, Inc.

M. Norman Brickman
President, D. Brickman, Inc.

Charles W. Carl, Jr.
Retired, Former President, The Carl Company

Robert A. McCormick
President and Chief Executive Officer
Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

John S. Morris, Ph. D.
President Emeritus, Union College and Former
Chancellor, Union University

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
President, R.J. Murray Co., Inc

Kenneth C. Petersen
President
Schenectady International, Inc.

William D. Powers
Chairman
New York Republican State Committee

William J. Purdy
President
Welbourne & Purdy Realty, Inc.

William F. Terry
Senior Vice President and Secretary
Trustco Bank

Philip J. Thompson
Retired, Former Vice President and Director
New York Telephone

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

SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
Ralph A. Pidgeon

SENIOR VICE PRESIDENT
AND SECRETARY
William F. Terry

AUDITOR
John C. Fay

ACCOUNTING/FINANCE,
DATA PROCESSING,
GENERAL SERVICES,
MANAGEMENT
INFORMATION SYSTEMS
Senior Vice President and
Chief Financial Officer
Robert T. Cushing

ACCOUNTING/FINANCE
Vice Presidents
Linda C. Christensen
Jeffrey S. Farbaniec

Management Information Officer
Lynn D. Hackler

DATA PROCESSING
Administrative Vice President
William H. Milton

Senior Information Services Officer
Daneille M. Eddy

LEGAL COUNSEL, LOAN
DIVISION, MARKETING/
COMMUNITY RELATIONS
Senior Vice President
Nancy A. McNamara

LEGAL COUNSEL
Administrative Vice President
Henry C. Collins

Vice President
George W. Wickswat

LOAN DIVISION
COMMERCIAL LOANS
Vice President
Robert J. McCormick

Senior Commercial Loan Officer
Elinore J. Vine

Commercial Loan Officer
Eric W. Schreck

MORTGAGE LOANS
Vice President
Donald J. Csaposs

MARKETING/COMMUNITY RELATIONS
Vice President
Madeline S. Busch

BRANCHES, INSTALLMENT
LOANS/CREDIT CARDS,
RETIREMENT/GOVERNMENT ACCOUNTS
Senior Vice President
Ralph A. Pidgeon

BRANCH OFFICERS
Richard E. Bailey
Thomas H. Lauster

INSTALLMENT LOANS/
CREDIT CARDS
Senior Installment Loan Officer
Thomas M. Poitras

BANK OPERATIONS
Senior Vice President
and Secretary
William F. Terry

Administrative Vice President
James D. McLoughlin

Vice President
Ann M. Noble

HUMAN RESOURCES
Senior Personnel Officer
Cheri J. Parvis

TRUST DEPARTMENT
Administrative Vice President
Carroll E. Winch

Vice Presidents
Ann Marie Franke
James Niland
Matthew G. Waschull

Trust Officers
John P. Fulgan
Richard W. Provost
J. Jeffrey Underhill

Investment Officers
William M. McCartan
Robert Scribner

Branch Locations

Altamont Ave. Office
1400 Altamont Ave.
Schenectady
Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave.
Rotterdam
Telephone: 355-1900

Bay Road Office
292 Bay Road
Queensbury
Telephone: 792-2691

Brandywine Office
State St. at Brandywine Ave.
Schenectady
Telephone: 346-4295

Central Avenue Office
163 Central Ave.
Albany
Telephone: 426-7291

Clifton Country Road Office
7 Clifton Country Road
Clifton Park
Telephone: 371-5002

Clifton Park Office
1018 Route 146
Clifton Park
Telephone: 371-8451

Colonie Office
1892 Central Ave.
Colonie Plaza, Colonie
Telephone: 456-0041

Delmar Office
167 Delaware Ave.
Delmar
Telephone: 439-9941

East Greenbush Office
501 Columbia Turnpike
Rensselaer
Telephone: 479-7233

Exit 8/Crescent Rd. Office
CVS Plaza
Clifton Park
Telephone: 383-0113

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

Malta Mall Office
43 Round Lake Road
Ballston Lake
Telephone: 899-1558

Mayfair Office
Saratoga Road at Mayfair
Glenville
Telephone: 399-9121

Mechanicville Office
9 Price Chopper Plaza
Mechanicville
Telephone: 664-1059

Mont Pleasant Office
Crane St. at Main Ave.
Schenectady
Telephone: 346-1267

New Scotland Office
301 New Scotland Ave.
Albany
Telephone: 438-7838

Newton Plaza Office
588 New Loudon Road
Latham
Telephone: 786-3687

Niskayuna-Woodlawn Office
3461 State St.
Schenectady
Telephone: 377-2264

Plaza Seven Office
1208 Troy-Schenectady Road
Latham
Telephone: 785-4744

Queensbury Office
118 Quaker Road
Suite 9, Queensbury
Telephone: 798-7226

Rotterdam Office
Curry Road Shopping Ctr.
Rotterdam
Telephone: 355-8330

Rotterdam Square Office
93 W. Campbell Road
Rotterdam
Telephone: 377-2393

Route 9 Office -- Latham
754 New Loudon Rd.
Latham
Telephone: 786-8816

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

Upper New Scotland Office
583 New Scotland Ave.
Albany
Telephone: 438-6611

Upper Union Street Office
1620 Union St.
Schenectady
Telephone: 374-4056

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

General Information

ANNUAL MEETING
Monday, May 20, 1996
10:00 AM
TrustCo Bank Corp NY
192 Erie Boulevard
Schenectady, NY 12305

CORPORATE HEADQUARTERS
320 State Street
Schenectady, New York 12305
(518-377-3311)

DIVIDEND REINVESTMENT PLAN
A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges, and provides a convenient method of acquiring additional shares. Trustco Bank, our wholly owned bank subsidiary, acts as administrator for this service, and has a designated agent for shareholders in these transactions. Shareholders who want additional information may contact the TrustCo Shareholder Services Department (518-381-3601).

EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative Action Equal Opportunity Employer.

FORM 10-K
TrustCo Bank Corp NY will provide without charge a copy of its Form 10-K upon written request. Requests and related inquiries should be directed to William F. Terry, Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082.

NASDAQ SYMBOL: TRST
The Corporation's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association
Schenectady, New York
Member FDIC

ORE Subsidiary Corp.
Schenectady, New York

TRANSFER AGENT
Trustco Bank
Securities Department
P.O. Box 380
Schenectady, New York 12301-0380


                                                      Exhibit 21


                    LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank, National Association...... .Nationally chartered banking association

ORE Subsidiary Corp.....................  New York corporation





                                                        Exhibit 23
KPMG Peat Marwick LLP
74 North Pearl Street
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    _______________________________________________________

The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153) filed on October 3, 1991, Form S-8 (No. 33-67176) filed on August 6, 1993, Form S-8 (No. 33-43153) filed on March 21, 1995, Form S-8 (No. 33-60409) filed on June 20, 1995, Form S-3 (No. 33-46044) filed on September 20, 1995 of TrustCo Bank Corp NY and subsidiaries of our report dated January 26, 1996, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 Annual Report on Form 10-K of TrustCo Bank Corp NY. Our report refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
Securities, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures."




/s/ KPMG Peat Marwick LLP
Albany, New York
March 26, 1996
                                               Exhibit 24
                      POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1995 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.



/s/Barton A. Andreoli              /s/Lionel O. Barthold
__________________________         _____________________
Barton A. Andreoli                 Lionel O. Barthold

/s/M. Norman Brickman              /s/Charles W. Carl, Jr.
__________________________         _____________________
M. Norman Brickman                 Charles W. Carl, Jr.

/s/Robert A. McCormick             /s/Nancy A. McNamara
__________________________         _____________________
Robert A. McCormick                Nancy A. McNamara

/s/Dr. John S. Morris              /s/Dr. James H. Murphy
__________________________         _____________________
Dr. John S. Morris                 Dr. James H. Murphy

/s/Richard J. Murray, Jr.          /s/Kenneth C. Petersen
__________________________         _____________________
Richard J. Murray, Jr.             Kenneth C. Petersen

/s/ William D. Powers              /s/William J. Purdy
__________________________         _____________________
William D. Powers                  William J. Purdy

/s/William F. Terry                /s/Philip J. Thompson
__________________________         _____________________
William F. Terry                   Philip J. Thompson



Sworn to before me this 19th day of March 1996.

By/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 1996





                                                       Exhibit 99
KPMG Peat Marwick LLP
74 North Pearl Street
Albany, NY  12207

               Independent Auditors  Report
           ------------------------------------
The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 5 to the consolidated financial statements, effective January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board s Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" which prescribe recognition criteria for loan impairment and measurement methods for impaired loans. As discussed in note 4 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board s Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities which changed its method of accounting for certain investments in debt and equity securities. As discussed in note 9 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board s Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other than Pensions in 1993 which changed its method of accounting for postretirement benefits other than pensions.







/s/KPMG Peat Marwick LLP

Albany, New York
January 26, 1996