Form 10-Q
period 1996-03-31
TRUSTCO BANK CORP N Y
filed 1996-05-10
CIK 357301

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
___________________________________________________________
                             Form 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     Commission File Number 0-10592
  March 31, 1996

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

           Securities registered pursuant to Section 12(g) of
the Act:
                         (Title of class)
                             Common
____________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x)
No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Number of Shares Outstanding
Class of Common Stock         as of April 30, 1996
- ---------------------         ----------------------
    $1 Par Value                    17,701,939
============================================================


TrustCo Bank Corp NY

INDEX



Part I.   FINANCIAL INFORMATION


                                                       PAGE NO.
Item 1.
      Interim Financial Statements (Unaudited):              1
      Consolidated Statements of Income for the Three Months Ended March 31, 1996 and 1995


      Consolidated Statements of Financial Condition          2
      as of March 31, 1996 and December 31, 1995


      Consolidated Statements of Cash Flows for the      3 -  4
      Three Months Ended March 31, 1996 and 1995


       Notes to Consolidated Interim Financial                5
       Statements


       Independent Auditors' Report                           6


Item 2
   .   Management's Discussion and Analysis              7 - 14



Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings -- NONE

Item 2.   Changes in Securities -- NONE

Item 3.   Defaults Upon Senior Securities -- NONE

Item 4.   Submission of Matters to Vote of Security
          Holders -- NONE

Item 5.   Other Information -- NONE


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Reg S-K Exhibit No.      Description
- ---------------------    --------------------------------
10(a)                    Trust for Certain Benefits Under
                         Employment Contract of R.A.
                         McCormick, dated April 1, 1996.

10(b)                    Trust for Deferred Benefits
                         Provided Under Employment
                         Agreements of Trustco Bank,
                         National Association, dated April
                         1, 1996.

10(c)                    Trust Under Non-Qualified Deferred
                         Compensation Plans of Trustco Bank,
                         National Association, dated April
                         1, 1996.



(b)  Reports on Form 8-K

Filing of Form 8-K on January 19,1996 of two press releases dated January 16, 1996, with fourth quarter and year-end
December 31, 1995 results, and filing of Powers of Attorney, incorporated herein by reference.

Filing of Form 8-K on February 23,1996, of a press release declaring a quarterly dividend payable April 1, 1996, incorporated herein by reference.

Filing of Form 8-K on March 22, 1996, of press release regarding purchase offer made to ALBANK Financial Corporation by TrustCo Bank Corp NY, incorporated herein by reference.

Filing of Form 8-K on April 16, 1996, of two press releases detailing first quarter 1996 results, incorporated herein by reference.

Filing of Form 8-K on April 23, 1996, of press release regarding ALBANK Financial Corporation acquisition status, incorporated herein by reference.


                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Income (Unaudited)
                                (Dollars in Thousands)
                                                                3 Months Ended
                                                                   March 31
                                                            1996              1995
                                                          ---------           ---------
   Interest income:
    Interest and fees on loans...........................$ 26,947            26,005
    Interest on U. S. Treasuries and agencies............   8,437             4,972
    Interest on states and political
     subdivisions........................................     900               555
    Interest on mortgage-backed securities...............   1,322             2,326
    Other................................................     601               571
    Interest on federal funds sold.......................   3,301             3,675
                                                          -------           -------
       Total interest income.............................  41,508            38,104
                                                          -------           -------
   Interest expense:
    Interest on deposits:
     NOW accounts........................................     891             1,062
     Savings.............................................   5,696             5,302
     Money market deposit accounts.......................     512               624
     Certificates of deposit of $100,000 or more.........   1,281               933
     Other time..........................................  11,264             9,073
    Interest on short-term borrowings....................     733               147
    Interest on long-term debt...........................     ---                69
                                                          -------           -------
      Total interest expense.............................  20,377            17,210
                                                          -------           -------
      Net interest income................................  21,131            20,894
   Provision for loan losses.............................   3,110             3,573
                                                          -------           -------
      Net interest income after provision
       for loan losses...................................  18,021            17,321
                                                          -------           -------
   Noninterest income:
    Trust department income..............................   1,372             1,146
    Fees for other services to customers.................   1,693             1,588
    Net gain/(loss) on securities available for sale.....    (421)              211
    Other................................................     483               504
                                                          -------           -------
     Total noninterest income............................   3,127             3,449
                                                          -------           -------
   Noninterest expenses:
    Salaries and employee benefits.......................   5,342             4,904
    Net occupancy expense................................   1,239               855
    Equipment expense....................................     840               712
    FDIC insurance expense...............................       1             1,018
    Professional services................................     787               933
    Other real estate expenses...........................     216               793
    Other................................................   2,021             2,536
                                                          -------           -------
     Total noninterest expenses..........................  10,446            11,751
                                                          -------           -------
      Income before taxes................................  10,702             9,019
   Applicable income taxes...............................   4,017             3,114
                                                          -------           -------
       Net income.......................................$   6,685             5,905
                                                          ========          ========

   Earnings per Common Share:

       Net income.......................................$    0.37             0.33*
                                                          =======           =======

   Average equivalent shares outstanding (000s omitted).   18,210            17,919
                                                          =======           =======

*Per share data adjusted for 6 for 5 stock split in August, 1995

   See accompanying notes to consolidated interim financial statements.




                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                          03/31/96            12/31/95
                                                         (Unaudited)
                                                          ---------           ---------
Assets:
 Cash and due from banks................................$   49,773              50,889

 Federal funds sold.....................................   247,000             239,000
                                                         ---------           ---------
   Total cash and cash equivalents......................   296,773             289,889

 Securities available for sale:
  U. S. Treasuries and agencies.........................   461,424             447,343
  States and political subdivisions.....................    70,291              70,371
  Mortgage-backed securities............................    68,711              80,284
  Other.................................................    35,911              42,208
                                                         ---------           ---------
   Total securities available for sale..................   636,337             640,206
                                                         ---------           ---------
 Loans:
  Commercial............................................   229,815             233,590
  Residential mortgage loans............................   776,398             763,099
  Home equity line of credit............................   189,822             194,744
  Installment loans.....................................    33,167              36,493
                                                         ---------           ---------
   Total loans.......................................... 1,229,202           1,227,926
 Less:                                                   ---------           ---------
  Allowance for loan losses.............................    50,580              48,320
  Unearned income.......................................     1,615               1,784
                                                         ---------           ---------
  Net loans............................................. 1,177,007           1,177,822

 Bank premises and equipment............................    24,373              25,008
 Real estate owned......................................     2,907               3,732
 Other assets...........................................    45,783              39,528
                                                         ---------           ---------
    Total assets....................................... $2,183,180           2,176,185
                                                         =========           =========
 Liabilities:

 Deposits:
  Demand................................................$  107,992             111,743
  Now accounts..........................................   230,732             231,107
  Savings accounts......................................   672,181             649,033
  Money market deposit accounts.........................    68,739              69,434
  Certificates of deposit (in denominations of
   $100,000 or more)....................................    88,124              84,210
  Other time............................................   770,761             785,122
                                                         ---------           ---------
   Total deposits....................................... 1,938,529           1,930,649

 Short-term borrowings..................................    61,570              56,654
 Accrued expenses and other liabilities.................    28,355              28,783
                                                         ---------           ---------
   Total liabilities.................................... 2,028,454           2,016,086
                                                         ---------           ---------
 Shareholders' equity

 Capital stock par value $1; 25,000,000 shares authorized
   18,198,585 and 18,134,708 shares issued
   March 31, 1996 and December 31, 1995, respectively...    18,199              18,135
 Surplus................................................   116,599             116,128
 Undivided profits......................................    16,548              14,720
 Net unrealized gain on securities available for sale...     4,627              12,363
 Treasury stock at cost - 496,646 and 496,646 shares at
   March 31, 1996 and December 31, 1995, respectively...    (1,247)             (1,247)
                                                         ---------           ---------
   Total shareholders' equity...........................   154,726             160,099
                                                         ---------           ---------
   Total liabilities and shareholders' equity.......... $2,183,180           2,176,185
                                                         =========           =========
 See accompanying notes to consolidated interim financial statements.




                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                1996                1995
                                                          --------            --------
Cash flows from operating activities:
Net income...............................................    6,685               5,905
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................      890                 485
  Provision for loan losses..............................    3,110               3,573
  Loss on sale of securities available for sale..........    1,089                 241
  Gain on sale of securities available for sale..........     (668)               (452)
 (Increase)/decrease in taxes receivable.................     (960)              2,334
  Increase in interest receivable........................     (190)             (1,204)
  Increase/(decrease) in interest payable................     (161)                430
 (Increase)/decrease in other assets.....................      335              (3,652)
  Increase/(decrease) in accrued expenses................     (276)                606
  Other real estate charge offs..........................      188                 ---
                                                          --------            --------
    Total adjustments                                        3,357               2,361
                                                          --------            --------
Net cash provided by operating activities................   10,042               8,266
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...   87,749              92,023
  Purchase of securities available for sale.............. (160,388)           (198,687)
  Proceeds from maturities and calls
   of securities avail for sale..........................   62,912                  50
  Proceeds from maturities of investment securities .....      ---              13,438
  Purchase of investment securities......................      ---              (3,720)
  Net increase in loans..................................   (2,633)             (3,461)
  Proceeds from sales of real estate owned...............      975               1,192
  Capital expenditures...................................     (255)               (477)
                                                          --------            --------
    Net cash used in investing activities................  (11,640)            (99,642)
                                                          --------            --------
Cash flows from financing activities:

  Net increase in deposits...............................    7,880              26,243
  Increase in short-term borrowing.......................    4,916               1,316
  Repayment of long-term debt............................      ---              (3,550)
  Proceeds from issuance of common stock.................      535                 480
  Purchase of treasury stock.............................      ---                (253)
  Dividends paid.........................................   (4,849)             (8,050)
                                                          --------            --------
    Net cash provided by financing activities............    8,482              16,186
                                                          --------            --------
Net increase/(decrease) in cash and cash equivalents.....    6,884             (75,190)

Cash and cash equivalents at beginning of period.........  289,889             315,479
                                                          --------            --------
Cash and cash equivalents at end of period.............. $ 296,773             240,289
                                                          ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)





                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (Dollars in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,                                1996                1995
                                                          --------            --------

  Interest paid..........................................$  20,538              16,780
  Income taxes paid......................................    4,977                 780
  Transfer of loans to real estate owned.................      338                 179
  Increase/(decrease) in dividends payable...............        9              (4,020)
  Change in unrealized gain on securities
   available for sale-gross..............................   13,175               2,501
  Change in deferred tax effect on unrealized gain
   on securities available for sale......................   (5,440)             (1,043)



See accompanying notes to consolidated interim financial statements.






TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.    Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary, consisting of normal recurring accruals, to present fairly the financial position as of March 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The accompanying Consoli-dated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1995 Annual Report to Shareholders on Form 10-K.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG Peat Marwick LLP
______________________________
KPMG Peat Marwick LLP

Albany, New York
April 12, 1996
TrustCo Bank Corp NY

Management's Discussion and Analysis
March 31, 1996

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1995 Annual Report to Shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform to the 1996 presentation.


Overview
TrustCo recorded net income of $6.7 million, or $0.37 per share for the three months ended March 31, 1996, as compared to $5.9 million or $0.33 per share in the same period in 1995. The per share amounts for 1995 have been restated for the effect of the 6 for 5 stock split effective August 1995.

The primary factors accounting for the year to date increase are:

 -- the increase in taxable equivalent net interest income to $21.8 million in 1996 from $21.3 million in 1995, and
 -- continued emphasis on expense control, resulting in an efficiency ratio of 40.4% in 1996.


Asset/Liability Management
The Company strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level, while enhancing profitability both on a short term and long term basis.


Earning Assets
Average earning assets increased to $2.1 billion during the first quarter of 1996, an increase of $205.9 million over the same period a year ago. The table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 1996 and 1995. The remainder of this discussion will utilize average balances for 1996 and 1995 as shown in the enclosed table.

Loans: Average loans increased $63 million to $1.23 billion during the first quarter, a 5.5% increase over the first quarter of the prior year. Interest income on loans increased $917 thousand, primarily due to loan growth. The average rate declined 19 basis points to 8.83% and was driven by decreased prime rates in the second half of 1995 and first quarter of 1996.

Most of the growth in the loan portfolio was the result of increases in residential first mortgages. TrustCo's aggressive marketing of these loans combined with quick decision on applications and low closing costs, allowed the Company to grow residential first mortgages an average $85.4 million or 12.5% over the first quarter of last year.

During the quarter, the Company's Home Equity Portfolio declined $14.5 million as the result of loan refinancing activity. The 88 basis points decline in related interest rates was mainly due to decreases in the prime lending rate.

Securities Available for Sale: Securities available for sale had an average balance of $628.9 million for the first quarter of 1996, versus $135.2 million one year earlier.
Most of the increase is the result of action taken in December 1995 when the Company transferred the entire held to maturity securities portfolio to the securities available for sale portfolio as permitted by contemporaneous changes in the accounting for investment securities. This action allows the Company to take full advantage of continuing changes in interest rates to maximize the overall yield on the portfolio while providing additional liquidity.

When comparing the portfolio's average rate this quarter with the first quarter of 1995, the rate appears to have dropped from 7.71% in 1995 to 7.50% in 1996. However, if considering both the available for sale portfolio and the investment portfolio, last year's combined yield was 7.32%. Therefore, the yield on total marketable securities increased 18 basis points on increased balances of $150.8 million.

Interest income on this portfolio increased $9.2 million over the first quarter a year ago to $11.8 million. Most of the increase is due to higher balances.

Investment Securities: TrustCo had no investment securities during the first quarter of 1996. The entire investment portfolio was transferred to the available for sale portfolio in December 1995, when the accounting authorities allowed a one time transfer of securities from the held to maturity category to the available for sale category. As previously discussed, this action allows the Company to actively manage the transferred assets to take advantage of changes in interest rates or other banking opportunities that become available.

Federal Funds Sold: The 1996 first quarter average balance of federal funds sold was $244.5 million, $8.4 million lower than the first quarter of 1995. Portfolio yield declined to 5.43%, down 46 basis points from the 5.89% recorded one year earlier. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio dropped $374 thousand. Approximately two-thirds of the change was due to the drop in rates, and one-third of the change was the result of lower portfolio balances.

Income From Earning Assets:  Income from earning assets rose
$3.6 million over the first quarter of 1995. Increases in the balance of earning assets offset the effect of lower interest rates.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, NOW and time deposit accounts.

Total interest bearing liabilities averaged $1.89 billion for the first quarter of 1996, an increase of $180.1 million over the first quarter of 1995. Interest bearing checking balances (NOW and money market accounts) declined $21.9 million, while savings, CD's over $100 thousand, other time deposits, and short-term borrowings increased $35.4 million, $19.5 million, $101.6 million and $48.8 million respectively. Continuing a positive trend begun last year, demand deposits rose $12.1 million over 1995's first quarter to $104.1 million.

Growth in deposit balances resulted from successful marketing and advertising campaigns undertaken in the first quarter of 1995 in both CD and savings products, which continued to attract deposits throughout the year. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles and provide opportunities for cross selling additional banking services.

The increase in short-term borrowings balances was due to growth of the Trustco Short Term Investment Account which was introduced during the second quarter of 1995.

The yield on these liabilities increased 25 basis points to 4.33% from 4.08%, one year earlier. Most of the increased yield is the result of higher interest rates paid during the CD campaign discussed previously.

As these deposits renew at lower rates, portfolio yield is expected to drop later this year. Total interest expense rose $3.2 million to $20.4 million as compared with $17.2 million a year ago. Approximately three-quarters of the increase was the result of higher balances.


Net Interest Income
Taxable equivalent net interest income rose $418 thousand to $21.8 million for the first quarter of 1996. At the same time, net interest margin declined 36 basis points to 4.13%, down from 4.49% a year ago. Asset growth completely offset the effects of the lower interest margin.


Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are defined as those commercial and commercial real estate loans on a nonaccrual status and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of March 31, 1996.

Nonperforming Loans: Total nonperforming loans were $15.6 million at March 31, 1996, down from $15.7 million at year end 1995. Nonaccrual loans were $12.8 million at December 31, 1995 and decreased to $12.6 million at the end of the first quarter of 1996. Restructured loans increased $864 thousand to $1.5 million during the same period of time. Total commercial and commercial real estate impaired loans were $8.2 million at March 31, 1996 and together with the newly restructured retail loans of $1.5 million represent the Company's impaired loans at March 31, 1996. Of the $15.6 million nonperforming loans at quarter end, $9.6 million were identified as being impaired, leaving $5.9 million of loans that are nonperforming retail loan products and commercial loans that are past due more than 90 days and still accruing interest. TrustCo does not consider these to be impaired loans.

At March 31, 1996, TrustCo had $4.4 million of residential mortgage loans in nonaccrual status, compared to $3.5 million at the end of 1995. There have been net charge offs of $298 thousand commercial and commercial real estate loans, $332 thousand residential real estate loans and $220 thousand credit card and installment loans during the first quarter of 1996.

Real Estate Owned: Total real estate owned decreased from $3.7 million at year end 1995 to $2.9 million at March 31, 1996. The decrease is the result of $975 thousand in property sales and $188 thousand in write downs, partially offset by a transfer of $338 thousand in loans to real estate owned. At March 31, 1995, real estate owned was $4.1 million.

Allowance for Loan Losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At March 31, 1996, the allowance for loan losses was $50.6 million, up $2.3 million from the year end 1995 balance of $48.3 million. This allowance represents a reserve coverage of 3.3 times the nonperforming loans at March 31, 1996, compared to 3.1 times coverage at year end 1995, and 2.2 times coverage at March 31, 1995. The provision charged to expense during the quarter was $3.1 million for 1996, compared to $3.6 million for 1995.


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


Noninterest Income
Total noninterest income for the first quarter was $3.1 million in 1996, compared to $3.4 million in 1995. Included in both 1996 and 1995 are securities transactions. For 1996, the Company recorded a net securities loss of $421 thousand, compared to a net gain from securities transactions of $211 thousand in 1995. Therefore, once these securities trans-actions are eliminated, the 1996 noninterest income was $3.5 million and the 1995 amount was $3.2 million.
Increased fees for fiduciary activities resulting from growth in trust assets under management was responsible for most of the increase.


Noninterest Expense
Total noninterest expense was $10.4 million in the first quarter of 1996 and $11.8 million in the comparable period of 1995. Most of the decrease was the result of the decrease in FDIC insurance premium paid. Because TrustCo is financially sound and well capitalized, under the rate changes put into effect in January 1996, the Company is subject only to the statutory minimum assessment of $1 thousand per semi-annual period. The Company's efficiency ratio was 40.42% for the first quarter of 1996, compared to 44.58% for the first quarter of 1995.


Income Taxes
In the first quarter of 1996 TrustCo recognized income tax expense of $4.0 million, compared to $3.1 million in 1995.
The effective tax rate for 1996 was 37.5%, compared to 34.5% in 1995.


Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of its capital requirements are met through the capital retention program. Previously TrustCo has stated its intention to open three to five new branch offices each year
for the next couple of years.   These new branches and the
related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company or that will be developed and retained in the coming years.

Total shareholders' equity at March 31, 1996, was $154.7 million, down 3.4% from year end 1995, and 8.3% greater than March 31, 1995. The change in shareholders' equity between year end 1995 and March 31, 1996, reflects a $7.7 million reduction in net unrealized gains on securities available for sale. Excluding the FAS 115 equity adjustment, shareholders' equity was $150.1 million, $147.7 million and $141.4 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

TrustCo declared dividends of $0.275 so far in 1996, compared to $0.229 in 1995. These results represent a dividend payout ratio of 72.67% in 1996 and 68.25% in 1995. The Company achieved the following ratios as of March 31, 1996 and 1995:


                           March 31,       Minimum Regulatory
                         1996     1995       Guidelines
                         ----     ----      -------------
Tier 1 risk adjusted
       Capital           12.74    12.33       4.00

Total risk adjusted
       Capital           14.03    13.61       8.00



In addition, at March 31, 1996 and 1995, the consolidated equity to total assets ratio (excluding the mark to market effect on securities available for sale) was 6.89% and 7.08%, respectively.

                                                               TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                               STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.  Nonaccrual loans are included in loans for this analysis.  The average balances of securities available for sale is calculated using amortized costs for these securities.  Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $11.3 million in
                                      1996 and $547 thousand in 1995.
                                             First Quarter               First Quarter
                                                  1996                        1995
                                      __________________________  ______________________________________________________
                                       Average           Average   Average           Average Change in Variance Variance
(dollars in thousands)                 Balance   Interest Rate     Balance   Interest Rate   Interest  Balance    Rate
                                                                                             Income/    Change   Change
               Assets                                                                        Expense
Commercial loans......................$ 232,418 $  5,420  9.34% $   239,451 $  5,579  9.36%      (159)     (150)     (9)
Real estate loans.....................  769,930   16,087  8.36%     684,557   14,321  8.37%     1,766     1,891    (125)
Home equity credit line...............  192,151    4,449  9.29%     206,631    5,184 10.17%      (735)     (328)   (407)
Installment loans.....................   32,665    1,098 13.48%      33,028    1,053 12.93%        45       (65)    110
                                      ---------   ------          ---------   ------            -----     -----   -----
Loans, net of unearned income.........1,227,164   27,054  8.83%   1,163,667   26,137  9.02%       917     1,348    (431)

Securities available for sale:
 U.S. Treasury and agencies...........  448,424    8,504  7.59%     118,653    2,318  7.81%     6,186     6,660    (474)
 Mortgage-backed securities...........   72,175    1,322  7.33%         ---      ---   ---      1,322     1,322     ---
 States and political subdivisions....   68,765    1,315  7.65%         350        7  7.43%     1,308     1,307       1
 Other ...............................   39,529      642  6.51%      16,199      279  6.97%       363       489    (126)
                                      ---------   ------          ---------   ------            -----     -----   -----
   Total Securities Available for Sale  628,893   11,783  7.50%     135,202    2,604  7.71%     9,179     9,778    (599)

Investment securities:
 U.S. Treasury and agencies...........      ---      ---   ---      145,486    2,709  7.45%    (2,709)   (2,709)    ---
 Mortgage-backed securities...........      ---      ---   ---      138,087    2,326  6.74%    (2,326)   (2,326)    ---
 States and political subdivisions....      ---      ---   ---       44,346      807  7.28%      (807)     (807)    ---
 Other ...............................      ---      ---   ---       15,012      295  7.86%      (295)     (295)    ---
                                      ---------   ------          ---------   ------            -----     -----   -----
   Total investment securities........      ---      ---   ---      342,931    6,137  7.16%    (6,137)   (6,137)    ---

Federal funds sold....................  244,505    3,301  5.43%     252,867    3,675  5.89%      (374)     (111)   (263)
                                      ---------   ------          ---------   ------            -----     -----   -----
  Total Interest-earning assets.......2,100,562   42,138  8.03%   1,894,667   38,553  8.17%     3,585     4,878  (1,293)
Allowance for loan losses.............  (50,494)  ------            (40,844)  ------            -----     -----   -----
Cash and noninterest-earning assets...  131,666                     120,756
                                      ---------                   ---------
  Total assets.......................$2,181,734                 $ 1,974,579
                                      =========                   =========

Liabilities and shareholders' equity
Interest-bearing deposits:
 NOW accounts .......................$  231,431      891  1.55% $   235,776 $  1,062  1.83%      (171)      (18)   (153)
 Money market accounts................   70,736      512  2.91%      88,333      624  2.87%      (112)     (175)     63
 Savings..............................  656,479    5,696  3.49%     621,074    5,302  3.46%       394       346      48
 CD's over $100M......................   88,879    1,281  5.80%      69,397      933  5.45%       348       284      64
 Other time deposits..................  780,346   11,264  5.81%     678,729    9,073  5.42%     2,191     1,486     705
                                      ---------   ------          ---------   ------            -----     -----   -----
  Total interest-bearing deposits.....1,827,871   19,644  4.32%   1,693,309   16,994  4.07%     2,650     1,923     727
Short-term borrowings.................   64,630      733  4.56%      15,871      147  3.76%       586       548      38
Long-term debt........................      ---      ---   ---        3,195       69  8.75%       (69)      (69)    ---
                                      ---------   ------          ---------   ------            -----     -----   -----
  Total interest-bearing liabilities..1,892,501   20,377  4.33%   1,712,375   17,210  4.08%     3,167     2,402     765
Demand deposits.......................  104,115   ------             92,064   ------            -----     -----   -----
Other liabilities.....................   27,081                      29,597
Shareholders' equity..................  158,037                     140,543
                                      ---------                   ---------
  Total liab. & shareholders' equity.$2,181,734                 $ 1,974,579
                                      =========                   =========
Net interest income...................            21,761                      21,343              418     2,476  (2,058)
                                                  ------                      ------            -----     -----   -----
Net interest spread...................                    3.70%                       4.09%

Net interest margin (net interest
 income to total interest-earning
   assets)............................                    4.13%                       4.49%

Tax equivalent adjustment                            630                         449
                                                  ------                      ------
   Net interest income per book.......          $ 21,131                    $ 20,894
                                                  ======                      ======






                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                 TrustCo Bank Corp NY


Date:  May 10, 1996          By/s/Robert A. McCormick
                                   --------------------------
                                 Robert A. McCormick
                                 President and
                                 Chief Executive Officer


Date:  May 10, 1996          By/s/Robert T. Cushing
                                   --------------------------
                                 Robert T. Cushing
                                 Vice President and Chief
                                 Financial Officer

Exhibits Index



Reg S-K Exhibit No.      Description
- -------------------      -----------------------------
10(a)                    Trust for Certain Benefits Under
                         Employment Contract of R.A.
                         McCormick, dated April 1, 1996.

10(b)                    Trust for Deferred Benefits
                         Provided Under Employment
                         Agreements of Trustco Bank,
                         National Association, dated April
                         1, 1996.

10(c)                    Trust Under Non-Qualified Deferred
                         Compensation Plans of Trustco Bank,
                         National Association, dated April
                         1, 1996.





                                              Exhibit 10(a)
TRUST FOR CERTAIN BENEFITS UNDER EMPLOYMENT CONTRACT
____________________________________________________
               OF R.A. MCCORMICK
              ___________________


     This Agreement made this first day of April, 1996, by and between Trustco Bank, National Association ("Company") and Trustco Bank, National Association, Trust Department
("Trustee");

     WHEREAS, Company has entered into an employment agreement with Robert A. McCormick ("Executive"), dated
April 1, 1996, which provides for termination benefits and, in the event of a Change of Control, gross-up benefits ("Agreement");

     WHEREAS, Company wishes to establish a trust
(hereinafter called "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of Company's creditors in the event of Company's
Insolvency, as herein defined, until paid to Executive in such manner and at such times as specified in the Agreement;

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Agreement as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

     WHEREAS, it is the intention of Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Agreement;

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

     Section 1.  Establishment of Trust.
     (a)     Company hereby deposits with Trustee in trust
Four Million Six Hundred Twelve Thousand Five Hundred
Dollars ($4,612,500.00), which shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

     (b)     The Trust hereby established shall be
irrevocable.

     (c) The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

     (d) The principal of the Trust shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of Executive, his beneficiaries and Company's general creditors as herein set forth. Executive and his beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust.
Any rights created under the Agreement and this Trust
Agreement shall be mere unsecured contractual rights of Executive and his beneficiaries against Company. Any assets held by the Trust will be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

     (e) Within thirty (30) days following the end of each calendar year, Company shall be required to irrevocably deposit additional cash or other property to the Trust in an amount sufficient to pay Executive the benefits payable pursuant to the terms of the Agreement as of the close of such year.

     (f) Company, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither
Trustee nor Executive shall have any right to compel such additional deposits.

     (g) Upon a Change of Control, as defined herein, or upon the occurrence of an event pursuant to which Executive becomes entitled to payment of benefits under the Agreement, Company shall, as soon as possible, but in no event later than thirty (30) days following such Change of Control or such event, make an irrevocable contribution to the Trust in an amount that is sufficient to pay
Executive or his beneficiaries all of the benefits which have accrued on behalf of Executive or his beneficiaries pursuant to the terms of the Agreement as of the date on which the Change of Control or such event occurred.

     Section 2.  Payments to Executive and His
Beneficiaries

     (a)     Company shall deliver to Trustee a schedule
(the "Payment Schedule") that indicates the amounts payable in respect of each Executive (and his beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Agreement), and the time of commencement for payment of such amounts.
Except as otherwise provided herein, Trustee shall make payments to Executive and his beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Agreement and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported withheld and paid by Company.

     (b)     The entitlement of Executive or his
beneficiaries to benefits under the Agreement shall be determined by Company or such party as it shall designate under the Agreement, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Agreement.

     (c) Company may make payment of benefits directly to Executive or his beneficiaries as they become due under the terms of the Agreement. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Executive or his beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Agreement, Company shall make the balance of each such payment as it falls due.
Trustee shall notify Company where principal is not sufficient.

     Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary when Company is Insolvent.

     (a) Trustee shall cease payment of benefits to Executive and his beneficiaries if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Company is unable to pay its debts as they become due, or (ii) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Company is determined to be Insolvent by the Federal Deposit
Insurance Corporation.

     (b) At all times during the continuance of this Trust, as provided in Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Company under federal and state law as set forth below.

         (1)     The Board of Directors and the
    Chief Executive Office of Company shall have the duty to inform Trustee in writing of Company's
    Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination,
    Trustee shall discontinue payment of benefits to Executive or his beneficiaries.

         (2)     Unless Trustee has actual knowledge
    of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether
    Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

         (3)     If at any time Trustee has
    determined that Company is Insolvent, Trustee shall discontinue payments to Executive or his beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Executive or his beneficiaries to pursue their rights as general creditors of Company with respect to benefits due under the Agreement or otherwise.

         (4)     Trustee shall resume the payment of
    benefits to Executive or his beneficiaries in accordance with Section 2 of this Trust
    Agreement only after Trustee has determined that Company is not Insolvent (or is no longer
    Insolvent).

     (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Executive or his beneficiaries under the terms of the Agreement for the period of such discontinuance, less the aggregate amount of any payments made to Executive or his beneficiaries by Company in lieu of the payments provided for hereunder during any such period of discontinuance.

     Section 4.  Investment Authority.
     (a) Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by Company. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Executive. Company shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust. This right is exercisable by Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

     Section 5.  Disposition of Income.
     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Company.

     Section 6.  Accounting by Trustee.
     Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Company and Trustee. Within thirty (30) days following the close of each calendar year and within thirty (30) days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

     Section 7.  Responsibility of Trustee.
     (a)     If Trustee undertakes or defends any
litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

     (b) Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

     (c)     Trustee may hire agents, accountants,
actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

     (d) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy
(as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (e) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section
301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

     Section 8.  Compensation and Expenses of Trustee.
     Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.

     Section 9.  Resignation and Removal of Trustee.
     (a) Trustee may resign at any time by written notice to Company, which shall be effective thirty (30) days after receipt of such notice unless Company and Trustee agree otherwise.

     (b) Trustee may be removed by Company on ten (10) days notice or upon shorter notice accepted by Trustee.

     (c)     Within ten (10) days after a Hostile Change
of Control, as defined herein, the Trust shall be funded
with an amount sufficient to pay the Executive or
beneficiary on whose behalf it is established, all of the
benefits which have accrued on behalf of said Executive or
his beneficiaries pursuant to the terms of this Agreement
as of the date of the Change of Control.  Upon a Hostile
Change of Control, as defined herein, Executive or his
beneficiaries shall appoint an independent bank trust
department or another independent party that may be
granted corporate trustee powers under state law, as
trustee of the Trust.  Upon receipt from a successor
Trustee of its written acceptance of appointment in which
the successor Trustee agrees to be bound by the terms of
this Trust Agreement, the Company will immediately
transfer to such successor Trustee the assets of the
Trust.  No action taken pursuant to this Section 9(c) will
create on behalf of Executive or his beneficiaries any
preferred claim on, or any beneficial ownership interest
in, any assets of the Trust and such assets will continue
to be subject to the claims of Company's general creditors
under federal and state law in the event of Insolvency, as
defined in Section 3(a) herein.   A Trustee named by
Executive or his beneficiaries pursuant to this Section
9(c) may not be removed by Company.

     (d)     If Trustee resigns or is removed within
fifteen (15) years after a Change of Control, as defined herein, Company shall apply to a court of competent jurisdiction for the appointment of a successor trustee or for instructions within five (5) days after such Trustee
Resignation.

     (e) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within thirty (30) days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

     (f) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under paragraph(s) (a) or (b) of this section. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

     Section 10.  Appointment of Successor.
     (a)     If Trustee resigns or is removed in
accordance with Section 9(a) or (b) hereof, Company may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former
Trustee, including ownership rights in the Trust assets.
The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor
Trustee to evidence the transfer.

     (b) If Trustee resigns or is removed pursuant to the provisions of Section 9(d) hereof and a court of competent jurisdiction for the appointment of a successor trustee selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment of a successor
Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

     Section 11.  Amendment or Termination.
     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Company.
Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Agreement or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Agreement. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

     (c)     Sections 1.(b), 1.(d), 1.(e), 1.(g), 2.(a),
2.(b), 4.(a), 9.(c), 9.(d), 10.(b), 11.(a), 11.(b),
11.(c), 12.(a), 12.(b), 12.(c), 12.(d) and 12.(e) of this
Trust Agreement may not be amended by Company for fifteen
(15) years following a Change of Control, as defined herein.

     Section 12.  Miscellaneous.
     (a)     Any provision of this Trust Agreement
prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

     (b)     Benefits payable to Executive and his
beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

     (c) This Trust Agreement shall be governed by and construed in accordance with the laws of New York.

     (d) For purposes of this Trust, Change of Control shall mean any of the following events: (a) any individual, corporation (other than the Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange
Commission under the Securities Exchange Act of 1934, of securities of the Company possessing twenty percent (20%) or more of the voting power for the election of directors of the Company; (b) there shall be consummated any consolidation, merger or other business combination involving the Company or the securities of the Company in which holders of voting securities of the Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Company (or, if the Company does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent
(50%) of the total voting power in an election of directors of the Company (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director of the Company was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of the Company other than a removal for Cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (on a consolidated basis) to a party which is not controlled by or under common control with the Company.

     For purposes of this Trust, a "Hostile Change of Control" means a transaction which the executive officers of the Corporation unanimously determine is a Hostile
Change of Control.

     (e) For purposes of this Trust, Cause means conduct of a director which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct.

     Section 13.  Effective Date.
     The effective date of this Trust Agreement shall be April 1, 1996.



                 TRUSTCO BANK, NATIONAL ASSOCIATION

                 BY: /s/William F. Terry,
Secretary
                  _________________________________
                          "Company"


                 BY:/s/Carroll E. Winch
                  __________________________________
                          "Trustee"

                                        Exhibit 10(b)


    TRUST FOR DEFERRED BENEFITS PROVIDED UNDER EMPLOYMENT
_____________________________________________________________
      AGREEMENTS OF TRUSTCO BANK, NATIONAL ASSOCIATION
    _____________________________________________________


     This Agreement made this 1st day of April,1996, by and between Trustco Bank, National Association ("Company") and Trustco Bank, National Association, Trust Department
("Trustee");

     WHEREAS, Company has provided for certain termination and gross-up benefits in the employment agreements listed in Appendix A (hereinafter called "Employment
Agreements");

     WHEREAS, Company wishes to establish a trust
(hereinafter called "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of Company's creditors in the event of Company's
Insolvency, as herein defined, until paid to employees and their beneficiaries in such manner and at such times as specified in the Employment Agreements;

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Employment Agreements as unfunded arrangements maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of
1974; and

     WHEREAS, it is the intention of Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Employment Agreements;

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

     Section 1.  Establishment of Trust.
     (a)     Company hereby deposits with Trustee in trust
One Dollar ($1.00), which shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

     (b)     The Trust hereby established shall be
irrevocable.
     (c) The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

     (d) The principal of the Trust shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of employees, their beneficiaries and Company's general creditors as herein set forth. Employees and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust.
Any rights created under the Employment Agreements and this Trust Agreement shall be mere unsecured contractual rights of employees and their beneficiaries against Company. Any assets held by the Trust will be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in
Section 3(a) herein.

      (e) Company, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither
Trustee nor any employee or beneficiary shall have any right to compel such additional deposits.

     (f) Upon a Change of Control, as defined herein, or upon the occurrence of an event pursuant to which an employee or beneficiary becomes entitled to payment of benefits under the Employment Agreements, Company shall, as soon as possible, but in no event later than thirty
(30) days following such Change of Control or such event make an irrevocable contribution to the Trust in an amount that is sufficient to pay each employee or beneficiary all of the benefits which have accrued on behalf of employees or their beneficiaries pursuant to the terms of the Employment Agreements as of the date on which the Change of Control or such event occurred.

     Section 2.  Payments to Employees and Their
     Beneficiaries.
     (a)     Company shall deliver to Trustee a schedule
(the "Payment Schedule") that indicates the amounts payable in respect of each employee (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Employment
Agreements), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the employees and their beneficiaries in accordance with such Payment Schedule.
The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Employment
Agreements and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported withheld and paid by Company.

     (b) The entitlement of an employee or his or her beneficiaries to benefits under the Employment Agreements shall be determined by Company or such party as it shall designate under the Employment Agreements, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Employment Agreements.

     (c) Company may make payment of benefits directly to employees or their beneficiaries as they become due under the terms of the Employment Agreements. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to employees or their beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Employment
Agreements, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where principal is not sufficient.

     Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary when Company is Insolvent.

     (a) Trustee shall cease payment of benefits to employees and their beneficiaries if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Company is unable to pay its debts as they become due, or (ii) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Company is determined to be Insolvent by the Federal Deposit
Insurance Corporation.

     (b) At all times during the continuance of this Trust, as provided in Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Company under federal and state law as set forth below.

          (1)     The Board of Directors and the
     Chief Executive Officer of Company shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination,
     Trustee shall discontinue payment of benefits to employees or their beneficiaries.

          (2)     Unless Trustee has actual knowledge
     of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether
     Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

          (3)     If at any time Trustee has
     determined that Company is Insolvent, Trustee shall discontinue payments to employees or their beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of employees or their beneficiaries to pursue their rights as general creditors of Company with respect to benefits due under the Employment
     Agreements or otherwise.

          (4)     Trustee shall resume the payment of
     benefits to employees or their beneficiaries in accordance with Section 2 of this Trust
     Agreement only after Trustee has determined that Company is not Insolvent (or is no longer
     Insolvent).

     (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to employees or their beneficiaries under the terms of the Employment Agreements for the period of such discontinuance, less the aggregate amount of any payments made to employees or their beneficiaries by Company in lieu of the payments provided for hereunder during any such period of discontinuance.


     Section 4.  Investment Authority.
     (a) Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by Company. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with employees. Company shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust. This right is exercisable by Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

     Section 5.  Disposition of Income.
     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Company.

     Section 6.  Accounting by Trustee.
     Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Company and Trustee. Within thirty (30) days following the close of each calendar year and within thirty (30) days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

     Section 7.  Responsibility of Trustee.
     (a)     If Trustee undertakes or defends any
litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

     (b) Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.
     (c)     Trustee may hire agents, accountants,
actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

     (d) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy
(as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (e) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section
301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

     Section 8.  Compensation and Expenses of Trustee.
     Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.

     Section 9.  Resignation and Removal of Trustee.
     (a) Trustee may resign at any time by written notice to Company, which shall be effective thirty (30) days after receipt of such notice unless Company and Trustee agree otherwise.

     (b) Trustee may be removed by Company on ten (10) days notice or upon shorter notice accepted by Trustee.

     (c)     Within ten (10) days after a Hostile Change
of Control, as defined herein, the Trust shall be
subdivided into separate trusts for each Employment
Agreement, with each trust containing an amount that is
sufficient to pay the employee or beneficiary on whose
behalf it is established, all of the benefits which have
accrued on behalf of such employee or his beneficiaries
pursuant to the terms of his or her Employment Agreement
as of the date of the Change of Control.  Each employee or
his beneficiaries shall appoint an independent bank trust
department or another independent party that may be
granted corporate trustee powers under state law, as
trustee of such trust.  Upon receipt from a successor
Trustee of its written acceptance of appointment in which
the successor Trustee agrees to be bound by the terms of
this Trust Agreement, the Company will immediately
transfer to such successor Trustee the amount of assets
sufficient to pay the employee or beneficiary on whose
behalf the subdivided trust is established, all of the
benefits which have accrued on behalf of such employee or
his beneficiaries pursuant to the terms of his or her
Employment Agreement as of the date of the Change of
Control.  No action taken pursuant to this Section 9(c)
will create on behalf of employees and their beneficiaries
any preferred claim on, or any beneficial ownership
interest in, any assets of the subdivided trusts and
assets held by each trust created pursuant to this Section
9(c) will continue to be subject to the claims of
Company's general creditors under federal and state law in
the event of Insolvency, as defined in Section 3(a)
herein.   Trustees named by employees and beneficiaries
pursuant to this Section 9(c) may not be removed by Company.

     (d)     If Trustee resigns or is removed within
fifteen (15) years after a Change of Control, as defined herein, Company shall apply to a court of competent jurisdiction for the appointment of a successor trustee or for instructions within five (5) days after such Trustee resignation.

     (e) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within thirty (30) days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

     (f) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under paragraph(s) (a) or (b) of this section. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

     Section 10.  Appointment of Successor.
     (a)     If Trustee resigns or is removed in
accordance with Section 9(a) or (b) hereof, Company may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former
Trustee, including ownership rights in the Trust assets.
The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor
Trustee to evidence the transfer.

     (b) If Trustee resigns or is removed pursuant to the provisions of Section 9(d) hereof and a court of competent jurisdiction for the appointment of a successor trustee selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law as a successor to replace Trustee upon resignation or removal. The appointment of a successor
Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

     Section 11.  Amendment or Termination.
     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Company.
Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Employment Agreements or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which employees and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Employment Agreements. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

     (c)     Sections 1.(b), 1.(d), 1.(f), 2.(a), 2.(b),
4.(a), 9.(c), 9.(d), 10.(b), 11.(a), 11.(b), 11.(c),
12.(a), 12.(b), 12.(c), 12.(d) and 12 (e) and Appendix A
of this Trust Agreement may not be amended by Company for fifteen (15) years following a Change of Control, as defined herein.

     Section 12.  Miscellaneous.
     (a)     Any provision of this Trust Agreement
prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

     (b)     Benefits payable to employees and their
beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

     (c) This Trust Agreement shall be governed by and construed in accordance with the laws of New York.

     (d) For purposes of this Trust, Change of Control shall mean any of the following events: (a) any individual, corporation (other than the Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange
Commission under the Securities Exchange Act of 1934, of securities of the Company possessing twenty percent (20%) or more of the voting power for the election of directors of the Company; (b) there shall be consummated any consolidation, merger or other business combination involving the Company or the securities of the Company in which holders of voting securities of the Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Company (or, if the Company does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent
(50%) of the total voting power in an election of directors of the Company (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director of the Company was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of the Company other than a removal for Cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (on a consolidated basis) to a party which is not controlled by or under common control with the Company.
     For purposes of this Trust, a "Hostile Change of Control" means a transaction which the executive officers of the Corporation unanimously determine is a Hostile Change of Control.

     (e) For purposes of this Trust, Cause means conduct of a director which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct.

     Section 13.  Effective Date.
     The effective date of this Trust Agreement shall be
April 1,      1996.


                    TRUSTCO BANK, NATIONAL ASSOCIATION
                 BY:/s/William F. Terry, Secretary
                    ______________________________
                              "Company"

                 BY:/s/Carroll E. Winch
                    ______________________________
                              "Trustee"

APPENDIX A TO TRUST FOR DEFERRED BENEFITS UNDER EMPLOYMENT
AGREEMENTS OF TRUSTCO BANK, NATIONAL ASSOCIATION


Termination and Gross-Up Benefits Under Employment Contracts of R. T. Cushing, N. A. McNamara, W. F. Terry and R. A.
Pidgeon


                                             Exhibit 10(c)

        TRUST UNDER NON-QUALIFIED DEFERRED COMPENSATION
       __________________________________________________
          PLANS OF TRUSTCO BANK, NATIONAL ASSOCIATION
       __________________________________________________


     This Agreement made this 1st day of April, 1996, by and between Trustco Bank, National Association ("Company") and Trustco Bank, National Association, Trust Department ("Trustee");
     WHEREAS, Company has adopted the non-qualified deferred compensation plans listed in Appendix A (hereinafter called "Plans");

     WHEREAS, Company wishes to establish a trust (hereinafter called "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of Company's creditors in the event of Company's Insolvency, as herein defined, until paid to Plan participants and their beneficiaries in such manner and at such times as specified in the Plans;

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded plans maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

     WHEREAS, it is the intention of Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plans;

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

      Section 1.  Establishment of Trust.
      (a) Company hereby deposits with Trustee in trust Seven Million Two Hundred Sixty-one Thousand Four Hundred Forty-three Dollars and Sixty-six Cents ($7,261,443.66), which shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

      (b)      The Trust hereby established shall be irrevocable.

      (c) The Trust is intended to be a grantor trust, of which Company is the grantor, within the meaning of Subpart E,
Part I, Subchapter J, Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

      (d) The principal of the Trust shall be held separate and apart from other funds of Company and shall be used exclusively for the uses and purposes of Plan participants, their beneficiaries and Company's general creditors as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plans and this Trust Agreement shall be mere unsecured contractual rights of Plan participants and their beneficiaries against Company. Any assets held by the Trust will be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

     (e) Within thirty (30) days following the end of each Plan year, Company shall be required to irrevocably deposit additional cash or other property to the Trust in an amount sufficient to pay each Plan participant or beneficiary the benefits accrued pursuant to the terms of the Plans as of the close of such Plan year.

     (f) Company, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor any Plan participant or beneficiary shall have any right to compel such additional deposits.

     (g) Upon a Change of Control, as defined herein, or upon the occurrence of an event pursuant to which a Participant or beneficiary becomes entitled to payment of benefits under the Plans, Company shall, as soon as possible, but in no event later than thirty (30) days following such Change of Control or such event, make an irrevocable contribution to the Trust in an amount that is sufficient to pay each Plan participant or beneficiary all of the benefits which have accrued on behalf of Plan participants or their beneficiaries pursuant to the terms of the Plans as of the date on which the Change of Control or such event occurred.

      Section 2.  Payments to Plan Participants and Their
                  Beneficiaries.

     (a) Company shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each Plan participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plans), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the Plan participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plans and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported withheld and paid by Company.

     (b) The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plans shall be determined by Company or such party as it shall designate under the Plans, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plans.

     (c) Company may make payment of benefits directly to Plan participants or their beneficiaries as they become due under the terms of the Plans. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Plans, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where principal is not sufficient.

     Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary when Company is Insolvent.

     (a) Trustee shall cease payment of benefits to Plan participants and their beneficiaries if the Company is Insolvent. Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Company is unable to pay its debts as they become due, or (ii) Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Company is determined to be Insolvent by the Federal Deposit Insurance Corporation.

     (b) At all times during the continuance of this Trust, as provided in Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Company under federal and state law as set forth below.
          (1)     The Board of Directors and the Chief
     Executive Officer of Company shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become
     Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Plan participants or their beneficiaries.

          (2)     Unless Trustee has actual knowledge of
     Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning
     Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

          (3) If at any time Trustee has determined that Company is Insolvent, Trustee shall discontinue payments to Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Plan participants or their beneficiaries to pursue their rights as general creditors of Company with respect to benefits due under the Plans or otherwise.

          (4)     Trustee shall resume the payment of
     benefits to Plan participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Company is not Insolvent (or is no longer Insolvent).

          (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan participants or their beneficiaries under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to Plan participants or their beneficiaries by Company in lieu of the payments provided for hereunder during any such period of discontinuance.

          Section 4.  Investment Authority.
     (a) Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by Company. All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Plan participants. Company shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust. This right is exercisable by Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

          Section 5.  Disposition of Income.
     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Company.

          Section 6.  Accounting by Trustee.
     Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Company and Trustee. Within thirty (30) days following the close of each calendar year and within thirty (30) days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

          Section 7.  Responsibility of Trustee.
     (a) If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

     (b) Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

     (c)     Trustee may hire agents, accountants,
actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

     (d) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (e) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

          Section 8.  Compensation and Expenses of Trustee.
     Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.

          Section 9.  Resignation and Removal of Trustee.
     (a) Trustee may resign at any time by written notice to Company, which shall be effective thirty (30) days after receipt of such notice unless Company and Trustee agree otherwise.

     (b) Trustee may be removed by Company on ten (10) days notice or upon shorter notice accepted by Trustee.

     (c) Within ten (10) days after a Hostile Change of Control, as defined herein, the Trust shall be subdivided into separate trusts for each participant in the Plans, with each trust containing an amount that is sufficient to pay the Plan participant or beneficiary on whose behalf it is established, all of the benefits which have accrued on behalf of such Plan participant or his beneficiaries pursuant to the terms of the Plans as of the date of the Change of Control. Each Plan participant or his beneficiaries shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of such trust. Upon receipt from a successor Trustee of its written acceptance of appointment in which the successor Trustee agrees to be bound by the terms of this Trust Agreement, the Company will immediately transfer to such successor Trustee the amount of assets sufficient to pay the Plan participant or beneficiary on whose behalf the subdivided trust is established, all of the benefits which have accrued on behalf of such Plan participant or his beneficiaries pursuant to the terms of the Plans as of the date of the Change of Control. No action taken pursuant to this
Section 9(c) will create on behalf of Plan participants and their beneficiaries any preferred claim on, or any beneficial ownership interest in, any assets of the subdivided trusts and assets held by each trust created pursuant to this Section 9(c) will continue to be subject to the claims of Company's general creditors under federal and state law in the event of Insolvency, as defined in
Section 3(a) herein.   Trustees named by Plan participants and
beneficiaries pursuant to this Section 9(c) may not be removed by Company.

     (d) If Trustee resigns or is removed within fifteen (15) years after a Change of Control, as defined herein, Company shall apply to a court of competent jurisdiction for the appointment of a successor trustee or for instructions within five (5) days after such Trustee resignation.

     (e) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within thirty (30) days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

     (f) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under paragraph(s) (a) or (b) of this section. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

          Section 10.  Appointment of Successor.
     (a)     If Trustee resigns or is removed in accordance with
Section 9(a) or (b) hereof, Company may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor Trustee to evidence the transfer.

     (b) If Trustee resigns or is removed pursuant to the provisions of Section 9(d) hereof and a court of competent jurisdiction for the appointment of a successor Trustee selects a successor Trustee, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under state law as a successor to replace Trustee upon resignation or removal. The appointment of a successor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

          Section 11.  Amendment or Termination.
     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plans or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans. Upon termination of the Trust any assets remaining in the Trust shall be returned to Company.

     (c)     Sections 1.(b), 1.(d), 1.(e), 1.(g), 2.(a), 2.(b),
4.(a), 9.(c), 9.(d), 10.(b), 11.(a), 11.(b), 11.(c), 12.(a),
12.(b), 12.(c), 12.(d) and 12.(e) and Appendix A of this Trust Agreement may not be amended by Company for fifteen (15) years following a Change of Control, as defined herein.

          Section 12.  Miscellaneous.
     (a) Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

     (b) Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

     (c) This Trust Agreement shall be governed by and construed in accordance with the laws of New York.

     (d) For purposes of this Trust, Change of Control shall mean any of the following events: (a) any individual, corporation (other than the Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Company possessing twenty percent (20%) or more of the voting power for the election of directors of the Company; (b) there shall be consummated any consolidation, merger or other business combination involving the Company or the securities of the Company in which holders of voting securities of the Company immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Company (or, if the Company does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of directors of the Company (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director of the Company was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of the Company other than a removal for Cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (on a consolidated basis) to a party which is not controlled by or under common control with the Company.

          For purposes of this Trust, a "Hostile Change of Control" means a transaction which the executive officers of the Corporation unanimously determine is a Hostile Change of Control.

     (e) For purposes of this Trust, Cause means conduct of a director which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct.




          Section 13.  Effective Date.
     The effective date of this Trust Agreement shall be April 1, 1996.


                       TRUSTCO BANK, NATIONAL ASSOCIATION

                      By:/s/William F. Terry, Secretary
                         ________________________________
                                    "Company"


                      BY:/s/Carroll E. Winch
                         ________________________________
                                   "Trustee"


                APPENDIX A TO TRUST UNDER
         NON-QUALIFIED DEFERRED COMPENSATION PLANS
            OF TRUSTCO BANK, NATIONAL ASSOCIATION

Trustco Bank Supplemental Retirement Plan
Supplemental Retirement Agreement for Robert A. McCormick
Trustco Bank, National Association Deferred Compensation Plan for
Directors

Executive Incentive plan of Trustco Bank, National Association

Trustco Bank Executive Officer Incentive Plan