Form 10-Q
period 1996-06-30
TRUSTCO BANK CORP N Y
filed 1996-08-08
CIK 357301

UNITED STATES                  Conformed Copy
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
- ------------------------------------------------------------------------



                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                  June 30, 1996

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

                                               Name of exchange on
   Title of each class                          which registered
        None                                         None

               Securities registered pursuant to Section 12(g) of the Act:

                                (Title of class)
                                     Common

- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
   Class of Common Stock                           as of August 1, 1996
 ---------------------------                      ----------------------
      $1 Par Value                                     17,713,506
- -------------------------------------------------------------------------------

                              TrustCo Bank Corp NY

                                     INDEX



  Part I.                  FINANCIAL INFORMATION                PAGE NO.

  Item 1.          Interim Financial Statements (Unaudited):      1
                   Consolidated Statements of Income for the Three Months and Six Months Ended June
                   30, 1996 and 1995

                   Consolidated Statements of Financial           2
                   Condition as of June 30, 1996 and
                   December 31, 1995

                   Consolidated Statements of Cash Flows         3-4
                   for the Six Months Ended June 30, 1996
                   and 1995

                   Notes to Consolidated Interim Financial        5
                   Statements

                   Independent Auditors' Report                   6

  Item 2.          Management's Discussion and Analysis         7-16




  Part II.         OTHER INFORMATION


  Item 1.          Legal Proceedings -- NONE


  Item 2.          Changes in Securities -- NONE


  Item 3.          Defaults Upon Senior securities -- NONE


  Item 4.          Submission of Matters to Vote of Security
                   Holders -- Annual Meeting


  Item 5.          Other Information -- NONE

  Item 6.         Exhibits and Reports on Form 8-K

  (a)     Exhibits

Reg S-K Exhibit No.                  Description
- -------------------                 -------------

        3(i) Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY

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

  Filing of Form 8-K on May 21, 1996, of press release announcing quarterly dividend, payable July 1, 1996, incorporated herein by reference.

  Filing of Form 8-K on June 4, 1996, regarding May 21, 1996, letter to shareholders which contained discussion of May 20, 1996, annual meeting of shareholders, incorporated herein by reference.

  Filing of Form 8-K on July 18, 1996, of two press releases detailing second quarter 1996 results, incorporated herein by reference.



                                  TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                             (Dollars in Thousands)
                                                              3 Months Ended      6 Months Ended
                                                                  June 30             June 30
                                                          1996     1995        1996     1995

  Interest and fees on loans..........................$  26,726   26,558      53,673   52,563
  Interest on U. S. Treasuries and agencies............   8,713    6,963      17,150   11,935
  Interest on states and political
   subdivisions........................................     983      699       1,883    1,254
  Interest on mortgage-backed securities...............   1,112    2,198       2,434    4,524
  Other................................................     576      599       1,177    1,170
  Interest on federal funds sold.......................   3,712    2,942       7,013    6,617
                                                        -------  -------     -------  -------
     Total interest income.............................  41,822   39,959      83,330   78,063
                                                        -------  -------     -------  -------
 Interest expense:
  Interest on deposits:
   NOW accounts........................................     902    1,091       1,793    2,153
   Savings.............................................   5,737    6,005      11,433   11,307
   Money market deposit accounts.......................     500      573       1,012    1,197
   Certificates of deposit of $100,000 or more.........   1,214    1,234       2,495    2,167
   Other time..........................................  10,840   10,740      22,104   19,813
  Interest on short-term borrowings....................   1,097      230       1,830      377
  Interest on long-term debt...........................     ---      ---         ---       69
                                                        -------  -------     -------  -------
    Total interest expense.............................  20,290   19,873      40,667   37,083
                                                        -------  -------     -------  -------
    Net interest income................................  21,532   20,086      42,663   40,980
 Provision for loan losses.............................     854    3,045       3,964    6,618
                                                        -------  -------     -------  -------
    Net interest income after provision
     for loan losses...................................  20,678   17,041      38,699   34,362
                                                        -------  -------     -------  -------
 Noninterest income:
  Trust department income..............................   1,416    1,297       2,788    2,443
  Fees for other services to customers.................   1,762    1,768       3,455    3,356
  Net gain/(loss) on securities available for sale.....  (2,630)     417      (3,051)     628
  Other................................................     477      504         960    1,008
                                                        -------  -------     -------  -------
   Total noninterest income............................   1,025    3,986       4,152    7,435
                                                        -------  -------     -------  -------
 Noninterest expenses:
  Salaries and employee benefits.......................   5,276    4,889      10,618    9,793
  Net occupancy expense................................     991      822       2,230    1,677
  Equipment expense....................................     819      870       1,659    1,582
  FDIC insurance expense...............................       1    1,016           2    2,034
  Professional services................................     876      782       1,663    1,715
  Other real estate expenses...........................     149    1,513         365    2,306
  Other................................................   2,563    1,970       4,584    4,506
                                                        -------  -------     -------  -------
   Total noninterest expenses..........................  10,675   11,862      21,121   23,613
                                                        -------  -------     -------  -------
    Income before taxes................................  11,028    9,165      21,730   18,184
 Applicable income taxes...............................   4,115    3,059       8,132    6,173
                                                        -------  -------     -------  -------
     Net income.......................................$   6,913    6,106      13,598   12,011
                                                        ======== ========    ======== =======

 Earnings per Common Share:

     Net income.......................................$    0.38    0.34*        0.75    0.67*
                                                        =======  =======     =======  =======

 Average equivalent shares outstanding (000s omitted)..  18,201   17,957      18,206   17,933
                                                        =======  =======     =======  =======

  *Per share data adjusted for 6 for 5 stock split in August, 1995

     See accompanying notes to consolidated interim financial statements.
                                       -1-




                      TRUSTCO BANK CORP NY
          Consolidated Statements of Financial Condition
                      (Dollars in Thousands)


                                                            06/30/96            12/31/95
                                                           (Unaudited)
   Assets:                                                  ---------           ---------

   Cash and due from banks................................$   43,267              50,889

   Federal funds sold......................................  435,000             239,000
                                                           ---------           ---------
     Total cash and cash equivalents.......................  478,267             289,889

   Securities available for sale:
    U. S. Treasuries and agencies..........................  345,495             447,343
    States and political subdivisions......................   80,857              70,371
    Mortgage-backed securities.............................   18,889              80,284
    Other..................................................   43,111              42,208
                                                           ---------           ---------
     Total securities available for sale...................  488,352             640,206
                                                           ---------           ---------
   Loans:
    Commercial.............................................  224,264             233,590
    Residential mortgage loans.............................  785,750             763,099
    Home equity line of credit.............................  186,459             194,744
    Installment loans......................................   32,822              36,493
                                                           ---------           ---------
     Total loans...........................................1,229,295           1,227,926
   Less:                                                   ---------           ---------
    Allowance for loan losses..............................   50,582              48,320
    Unearned income........................................    1,573               1,784
                                                           ---------           ---------
    Net loans..............................................1,177,140           1,177,822

   Bank premises and equipment.............................   24,269              25,008
   Real estate owned.......................................    4,672               3,732
   Other assets............................................   51,273              39,528
                                                           ---------           ---------
      Total assets........................................$2,223,973           2,176,185
                                                           =========           =========
   Liabilities:

   Deposits:
    Demand................................................$  112,233             111,743
    Now accounts...........................................  235,078             231,107
    Savings accounts.......................................  674,744             649,033
    Money market deposit accounts..........................   66,650              69,434
    Certificates of deposit (in denominations of
     $100,000 or more).....................................   85,921              84,210
    Other time.............................................  759,225             785,122
                                                           ---------           ---------
     Total deposits........................................1,933,851           1,930,649

   Short-term borrowings...................................  106,654              56,654
   Accrued expenses and other liabilities..................   30,036              28,783
                                                           ---------           ---------
     Total liabilities.....................................2,070,541           2,016,086
                                                           ---------           ---------
   Shareholders' equity

   Capital  stock par value $1;  50,000,000  and  25,000,000
     shares authorized June 30, 1996 and December 31,1995
     respectively; 18,199,085 and 18,134,708 shares issued                        18,135
     June 30, 1996 and December 31, 1995, respectively.....   18,199
   Surplus.................................................  116,604             116,128
   Undivided profits.......................................   18,592              14,720
   Net unrealized gain on securities available for sale....    1,284              12,363
   Treasury stock at cost - 496,646 shares at
     June 30, 1996 and December 31, 1995...................   (1,247)             (1,247)
                                                           ---------           ---------
     Total shareholders' equity............................  153,432             160,099
                                                           ---------           ---------
     Total liabilities and shareholders' equity...........$2,223,973           2,176,185
                                                           =========           =========
   See accompanying notes to consolidated  interim financial statements.





                              TRUSTCO BANK CORP NY
                      Consolidated Statements of Cash Flows (Unaudited)
                                   (Dollars in Thousands)

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  SIX MONTHS ENDED  June 30,                                  1996                1995
                                                             --------            --------



 Cash flows from operating activities:
 Net income..............................................$   13,598              12,011
                                                            --------            --------
  Adjustments  to reconcile  net income to net cash provided by operating activities:
    Depreciation and amortization..........................    1,593               1,041
    Provision for loan losses..............................    3,964               6,618
    Loss on sale of securities available for sale..........    6,246                 241
    Gain on sale of securities available for sale..........   (3,195)               (869)
    Increase in taxes receivable...........................   (6,431)             (4,032)
   (Increase)/decrease in interest receivable..............    2,116              (3,006)
    Increase/(decrease) in interest payable................     (168)                600
   (Increase)/decrease in other assets.....................      748              (1,375)
    Increase in accrued expenses...........................    1,402               1,673
                                                            --------            --------
      Total adjustments                                        6,275                 891
                                                            --------            --------
  Net cash provided by operating activities................   19,873              12,902
                                                            --------            --------
  Cash flows from investing activities:

    Proceeds from sales of securities available for sale...  338,028             138,823
    Purchase of securities available for sale.............. (296,891)           (336,332)
    Proceeds from maturities and calls
     of securities available for sale......................   88,796                 275
    Proceeds from maturities of investment securities .....      ---              18,345
    Purchase of investment securities......................      ---              (3,532)
    Net increase in loans..................................   (6,820)            (26,819)
    Proceeds from sales of real estate owned...............    2,211               1,957
    Capital expenditures...................................     (854)               (559)
                                                            --------            --------
      Net cash provided by/(used in) investing activities..  124,470            (207,842)

                                                            --------            --------
  Cash flows from financing activities:

    Net increase in deposits...............................    3,202              79,220
    Net Increase in short-term borrowing...................   50,000              24,790
    Repayment of long-term debt............................      ---              (3,550)
    Proceeds from issuance of common stock.................      540                 563
    Purchase of treasury stock.............................      ---                (253)
    Dividends paid.........................................   (9,707)             (8,050)
                                                            --------            --------
      Net cash provided by financing activities............   44,035              92,720
                                                            --------            --------
  Net increase/(decrease) in cash and cash equivalents.....  188,378            (102,220)

  Cash and cash equivalents at beginning of period.........  289,889             315,479
                                                            --------            --------
  Cash and cash equivalents at end of period..............$  478,267             213,259
                                                            ========            ========

  See accompanying notes to consolidated interim financial statements.       (Continued)

                                             -3-








                                     TRUSTCO BANK CORP NY
                  Consolidated Statements of Cash Flows Continued (Unaudited)
                                    (Dollars in Thousands)

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  SIX MONTHS ENDED  June 30,                                  1996                1995
                                                            --------            --------

    Interest paid.........................................$   40,835              36,483
    Income taxes paid......................................   14,563              10,205
    Transfer of loans to real estate owned.................    3,538               5,640
    Increase in dividends payable..........................       19                  14
    Change in unrealized (appreciation)/depreciation
     on securities available for sale-gross................   18,870              (6,863)
    Change in deferred tax effect on unrealized gain(loss)
     on securities available for sale......................   (7,791)              2,864
    Transfer of securities available for sale to
    Transfer of building from other real estate to premises     ---                2,500














               See accompanying  notes to consolidated  interim financial statements.








  TrustCo Bank Corp NY
  Notes to Consolidated Interim Financial Statements
  (Unaudited)

  1.    Financial Statement Presentation
  In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1995 Annual Report to Shareholders on Form 10-K.

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 1996, and the related consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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




  /s/KPMG Peat Marwick LLP
  ------------------------------
  KPMG Peat Marwick LLP

  Albany, New York
  July 12, 1996

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 1996

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo " or " Company") during the three month and six month periods ended June 30, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1995 Annual Report to Shareholders, should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform to the 1996 presentation. Per share results have all been adjusted for the 6 for 5 stock split effective August 1995.

  Overview
  TrustCo recorded net income of $6.9 million, or $0.38 per share for the three month period ended June 30, 1996, as compared to net income of $6.1 million and per share earnings of $0.34 for the same time period in 1995.

  For the six months ended June 30, 1996, TrustCo recorded net income of $13.6 million or $0.75 per share compared to $12.0 million and $0.67 per share in the comparable period in 1995.

  The primary  factors  accounting  for the year to date  increase in net income are:
     -
    |_|     a 10.2% increase in average earning assets,
    |_|     reduction in the provision for loan losses by $2.7 million,
    |_|     increase in noninterest income (excluding the effects of securities
     _      transactions) by approximately $400,000, and
    |_|     the reduction in noninterest expense of $2.5 million.

  These positive factors affecting net income were offset by the following:
     _
    |_|     reduction in the net interest  margin from 4.35% to 4.14%,
    |_|     loss on securities sales of $3.1 million,  and
    |_|     an increase in income tax expense of $2.0 million.

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

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  Earning Assets
  The average balance of earning assets increased by $185.5 million to $2.1 billion during the second quarter of 1996 compared to 1995. The average yield on these earning assets was 7.95% compared to 8.30% in 1995. For the six months ended June 30, 1996, the average balance of earning assets increased by $195.5 million to $2.1 billion. Included in the tables "Distribution of Assets, Liabilities and Shareholders' Equity:Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1996 and 1995. The remainder of this discussion will utilize average balances for 1996 and 1995 as detailed on these tables.

  Loans
  During the second quarter, the average balance of loans increased from $1.172 billion in 1995 to $1.227 billion in 1996, representing a 4.8% increase. The average yield on the loan portfolio decreased from 9.12% in 1995 to 8.76% in 1996. The combination of the increase in average balance and the reduction in the yield produced a modest increase in income from the loan portfolio to $26.8 million.

  Virtually all of the growth in the loan portfolio was centered in the real estate loan balances, which increased from $695.9 million for the second quarter of 1995 to $780.5 million for the comparable 1996 period. TrustCo's aggressive marketing of these loans, combined with quick decision making on applications and low closing costs, allowed the Company to grow this portion of the loan portfolio.

  Also during the quarter, the home equity credit line balances decreased 8.2% from $204.9 million in 1995 to $188.1 million for 1996. The yield on this portfolio also decreased from 10.34% in 1995 to 9.18% in 1996. The decrease in yield reflects changes made by TrustCo to respond to competition which was offering lower overall rates on this product. Competition for this type of loan product is very strong since all of the local and national financial institutions try to attract customers to their home equity loan products.

  The same trends noted during the quarter are evident in the year to date results. Overall, the loan portfolio balances increased by 5.1% to $1.227 billion in 1996. This increase in outstanding balances was offset by a reduction in the overall yield on the loan portfolio from 9.07% in 1995 to 8.79% in 1996. Income from the loan portfolio for the six months of 1996 amounted to $53.9 million, an increase of $1.1 million over the comparable period in 1995.

  The Company is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as the residential mortgage loan , home equity loan, and credit cards. Each of these areas is an important contributor to profitability at TrustCo and is

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  a focus of continued marketing and product development, so as to result in increases in the balances outstanding. The second quarter and the year to date results reflect this focus. TrustCo aggressively pursues the fixed rate residential mortgage loan market. The Company has a long history in underwriting loans in this market territory and is confident that the average life of these loans is significantly shorter than the contractual maturity. This asset portfolio is an excellent investment in relation to the core deposit base that TrustCo attracts.

  Securities Available for Sale
  During the second quarter of 1996 the average balance of securities available for sale was $631.1 million, versus an average balance for 1995 of $251.7 million. The yield earned on these assets in 1996 was 7.56%, compared to 7.75% in 1995. The change in average balance and the change in rates earned resulted in an increase in interest income on securities available for sale of $7.1 million. Most of the increase in the balance outstanding was the result of action taken in December 1995 when the Company transferred the entire held to maturity securities portfolio to the securities available for sale portfolio as permitted by changes in the accounting for securities. This action allows the Company to take full advantage of continuing changes in interest rates to maximize the overall yield on the portfolio while providing additional liquidity.

  As a comparison between 1996 and 1995, the overall yield appears to have dropped. However, when the available for sale portfolio yield is combined with the 1995 yield for investment securities, the combined yield for 1995's second quarter was 7.40% compared to the 7.56% earned on the comparable portfolio in 1996.

  The six month average balance of securities available for sale was $630.0 million in 1996 with a yield of 7.53%, compared to an average balance for the six months of 1995 of $193.8 million and a yield of 7.72%. As with the second quarter, the year to date results for 1995 compared to 1996 are significantly affected by the changes made in late 1995 to the portfolio of securities held to maturity. Therefore, for 1995, if the portfolio of securities available for sale is combined with the portfolio of securities held to maturity, the overall yield was 7.35%, compared to the comparable portfolio for 1996 with a yield of 7.53%.

  Investment Securities
  There are no securities classified as investment securities for 1996. For 1995 the second quarter and the year to date results are detailed on the average balance tables.

  Federal Funds Sold
  During the second quarter the average balance of federal funds sold was $280.2 million, compared to $193.8 million in 1995. The yield earned on these asset balances during the quarter was 5.33% in 1996, and 6.09% in 1995. The yield earned by these investments is

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  directly tied to the target federal funds rate as established by the Federal Reserve Board. The increase in the average balances more than offset the reduction in the average yield, thereby producing an approximately $800,000 increase in the interest income on this investment.

  For the six month results the average balance and yield was $262.3 million and 5.38% in 1996, and $223.2 million and 5.98% in 1995, respectively.

  The increases in the average balances for 1996 compared to 1995 for both the quarter and year to date results reflect management's decision to remain relatively liquid during 1996 as market interest rates in the loan and
  securities  portfolios  were  increasing.   This  positions  TrustCo  to  take
  advantage of these higher rates when the decision is made to reinvest this excess liquidity.

  Income from Earning Assets
  Income from earning assets increased by 4.9% during the second quarter of 1996 compared to 1995. The increase in the average balance of earning assets during the quarter offset the decrease in the yields earned. Similarly, the year to date results reflect an increase of 7.0% in the income from earning assets between 1996 and 1995.

  Funding Opportunities
  TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, NOW and time deposit accounts. Also, TrustCo developed a Short Term Investment Account which was introduced during the second quarter of 1995. This account is available for deposits from the TrustCo Trust Department.

  During the quarter, total interest bearing liabilities increased from $1.761 billion in 1995 to $1.925 billion in 1996. This increase in balance was offset by a reduction in cost on these liabilities from 4.53% in 1995 to 4.24% in 1996. The growth in the average balances was principally in the savings account and time account categories of deposits and in the short term borrowings (principally the Trustco Short Term Investment Account).

  The six month results reflect the same trends as noted for the quarter.

  Growth in deposit balances resulted from successful marketing and advertising campaigns undertaken during the first quarter of 1995 in both CD and savings products, which continued to attract deposits throughout the year. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles and provide opportunities for cross selling additional banking services.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  Net Interest Income
  Taxable equivalent net interest income totalled $22.2 million for the second quarter of 1996, compared to $20.6 million in 1995. For the six months of 1996, taxable equivalent net interest income totalled $43.9 million compared to $42.0 million in 1995.

  The net interest margin for the second quarter was 4.14% in 1996 and 4.22% in 1995. For the six month periods, the net interest margin was 4.14% in 1996 and
  4.35 % in 1995.

  Nonperforming Assets
  Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

  Impaired loans are defined as those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of June 30, 1996.

  Nonperforming loans: Total nonperforming loans were $ 13.9 million at June 30, 1996, down from $15.7 million at year end 1995, but up slightly from the $13.3 million at June 30, 1995. Nonaccrual loans were $10.8 million at June 30, 1996, compared to $12.8 million at year end 1995 and $10.4 million at June 30, 1995. Restructured loans amounted to $ 2.1 million at June 30, 1996, $1.1 million at year end 1995, and $1.4 million at June 30, 1995. Changes in the nonperforming loans since year end 1995 have principally been the transfer of one commercial real estate property in excess of $2 million to the category of foreclosed real estate. This loan is well secured and management does not anticipate any loss on the disposal of this property.

  Total commercial and commercial real estate impaired loans were $6.1 million at June 30, 1996, and together with the newly restructured retail loans of $2.1 million, represent the Company's impaired loans at June 30, 1996. Of the $13.9 million nonperforming loans at June 30, 1996, $8.2 million were identified as being impaired, leaving $5.7 million of loans that are nonperforming retail loan products and commercial loans that are past due more than 90 days and still accruing interest. TrustCo does not consider these to be impaired loans. At June 30, 1996, there are $4.6 million of residential mortgage loans classified as nonaccrual as compared to $3.5 million at year end 1995, and $2.9 million at June 30, 1995.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  The average balance of loans identified as impaired during 1996 is $9.5 million and the interest income earned on the loans classified as impaired at June 30, 1996, was approximately $150,000.

  For the six months of 1996, charge offs were as follows:

         Commercial loans              $1.9 million
         Installment credit              .5 million
         Mortgage loans                  .7 million

  Recoveries for the same period were $1.3 million.

  Real estate owned: Total real estate owned increased from the year end balance of $3.7 million to $4.7 million at June 30, 1996. Real estate owned at June 30, 1995 was $4.3 million. As noted previously, the increase in the balance outstanding between year end 1995 and June 30, 1996, is the result of one commercial property being placed in foreclosure during this period.

  Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

  At June 30, 1996, the allowance for loan losses was $50.6 million, an increase of $2.3 million from the year end 1995 balance of $48.3 million. This allowance represents a reserve coverage of 3.6 times the nonperforming loans at June 30, 1996, compared to 3.1 times coverage at year end 1995 and 3.3 times coverage at June 30, 1995. The provision charged to expense during the year was $4.0 million in 1996, compared to $6.6 million in 1995.

  Liquidity and Interest Rate Sensitivity
  TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policies. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur, and has prepared appropriate contingent plans should such a situation arise.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  Noninterest Income
  Total noninterest income for the three months ended June 30, 1996 was $1.0 million compared to $4.0 million in 1995. For 1996 the Company recorded $2.6 million of net securities losses during the second quarter, compared to approximately $400,000 of net securities gains in 1995. Therefore once these securities transactions are eliminated, the 1996 noninterest income was $3.7 million compared to $3.6 million in 1995. Likewise for the six months ended June 30, 1996, total noninterest income (excluding the effects of net securities transactions) was $7.2 million, compared to $6.8 million in 1995.

  Noninterest Expenses
  Total noninterest expense for the second quarter of 1996 was $10.7 million compared to $11.9 million in 1995. The decrease in FDIC insurance expense and the reduced cost of operating and disposing of other real estate were the principal reasons for the overall decrease in noninterest expense during the two time periods.

  For the first six months of 1996, noninterest expense amounted to $21.1 million compared to $23.6 million in 1995. Similar to the second quarter results, the decrease in total noninterest expense was due principally to a reduction in FDIC insurance expense and expenses associated with other real estate.

  Income Taxes
  In the second quarter of 1996 and 1995, TrustCo recognized $ 4.1 million and $3.1 million, respectively, of income tax expense. This resulted in an effective tax rate of 37.3% in 1996 and 33.4% in 1995. For the six months of 1996, total tax expense was $8.1 million compared to $6.2 million for 1995.

  Capital Resources
  Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retention program.

  Total shareholders' equity at June 30, 1996 was $153.4 million down 4.2% from year end 1995. The change in shareholders' equity between year end 1995 and June 30, 1996 reflects the net income retained in TrustCo (after shareholders dividend payments) offset by the reduction in the net unrealized appreciation on securities available for sale of $11.1 million. Excluding the effect of the FASB 115 adjustment (mark to market on the available for sale securities), shareholders' equity was $147.7 million at year end 1995 and $152.1 million at June 30, 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1996


  TrustCo declared dividends of $0.55 per share so far in 1996, compared to $0.46 in 1995. These result in a dividend payout ratio of 71.5% in 1996 and 67.1% in 1995. The Company achieved the following ratios as of June 30, 1996 and 1995:

                                    June 30,                Minimum Regulatory
                               1996           1995              Guidelines
                               ----           ----              ----------
  Tier 1 risk adjusted
      capital                  12.64         12.29                 4.00

  Total risk adjusted
         capital               13.92         13.57                 8.00

  In addition, at June 30, 1996 and 1995, the consolidated equity to asset ratio (excluding the mark to market on the securities available for sale) was 6.85% and 6.89%, respectively.


                                                                   TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                   STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following  table  summarizes the component   distribution   of   average
                                         balance sheet,  related interest income and expense and the average  annualized yields on  interest-earning  assets and annualized  rates  on  interest-bearing libilities of TrustCo (adjusted for tax equivalency)  for each of the  reported periods.  Nonaccrual  loans are included in loans for this analysis. The average
                                         balances of  securities  available  for sale  is  calculated   using  amortized
                                         costs for these securities. Included in the balance of shareholders'  equity is unrealized  appreciation,  net of tax in the  available  for sale  portfolio  of
                                         $2.6 million in 1996 and 1995.

                                                Second Quarter              Second Quarter
                                                     1996                        1995
                                         --------------------------- --------------------------- ---------------------------
                                          Average            Average  Average            Average Change inVariance Variance
   (dollars in thousands)                 Balance   Interest  Rate    Balance   Interest  Rate   Interest  Balance   Rate
                                                                                                  Income/  Change   Change
                  Assets                                                                          Expense



 Commercial loans.....................$  227,301  $  5,303  9.34%$   237,708  $  5,668  9.54%      (365)    (247)    (118)
 Residential mortgage loans............  780,528    16,201  8.30%    695,887    14,684  8.44%     1,517    3,031   (1,514)
 Home equity lines of credit ..........  188,066     4,293  9.18%    204,872     5,283 10.34%      (990)    (418)    (572)
 Installment loans.....................   31,526     1,033 13.18%     33,235     1,048 12.65%       (15)    (203)     188
                                       ---------    ------         ---------    ------             -----    -----    -----
 Loans, net of unearned income.........1,227,421    26,830  8.76%  1,171,702    26,683  9.12%       147    2,163   (2,016)

 Securities available for sale:
  U.S. Treasuries and agencies.........  456,154     8,775  7.70%    224,048     4,363  7.79%     4,412    4,778     (366)
  Mortgage-backed securities...........   58,767     1,112  7.57%        ---       ---    ---     1,112    1,112       ---
  States and political subdivisions....   73,269     1,436  7.84%      9,680       201  8.32%     1,235    1,280      (45)
  Other ...............................   42,871       601  5.62%     17,968       310  6.91%       291      665     (374)
                                       ---------    ------         ---------    ------             -----    -----    -----
    Total securities available for sale  631,061    11,924  7.56%    251,696     4,874  7.75%     7,050    7,835     (785)

 Investment securities:
  U.S. Treasuries and agencies.........      ---       ---     ---   145,353     2,672  7.35%    (2,672)  (2,672)      ---
  Mortgage-backed securities...........      ---       ---     ---   131,376     2,198  6.69%    (2,198)  (2,198)      ---
  States and political subdivisions....      ---       ---     ---    44,141       825  7.48%      (825)    (825)      ---
  Other ...............................      ---       ---     ---    15,013       294  7.83%      (294)    (294)      ---
                                       ---------    ------         ---------    ------             -----    ----     -----
    Total investment securities........      ---       ---     ---   335,883     5,989  7.13%    (5,989)  (5,989)      ---

 Federal funds sold....................  280,165     3,712  5.33%    193,846     2,942  6.09%       770    2,900   (2,130)
                                       ---------    ------         ---------    ------             -----    ----    -----
   Total Interest earning assets.......2,138,647    42,466  7.95%  1,953,127    40,488  8.30%     1,978    6,909   (4,931)
 Allowance for loan losses.............  (51,230)   ------           (44,200)   ------             -----    ----    -----
 Cash and non-interest earning assets..  128,127                     122,684
                                       ---------                   ---------
   Total assets.......................$2,215,544                 $ 2,031,611
                                       =========                   =========
 Liabilities and shareholders' equity Time deposits:
  Interest-bearing checking:
    NOW accounts .....................$  236,196       902  1.54%$   228,119     1,091  1.92%      (189)     235     (424)
    Money market accounts..............   69,202       500  2.91%     79,900       573  2.87%       (73)    (118)      45
  Savings..............................  672,179     5,737  3.43%    594,475     6,005  4.05%      (268)   3,269   (3,537)
  CD's over $100 thousand..............   86,635     1,214  5.63%     85,083     1,234  5.82%       (20)     107     (127)
  Other time deposits..................  764,326    10,840  5.70%    752,268    10,740  5.73%       100      354     (254)
                                       ---------    ------         ---------    ------             -----    -----    -----
   Total time deposits.................1,828,538    19,193  4.22%  1,739,845    19,643  4.53%      (450)   3,847   (4,297)
 Short-term borrowings.................   96,000     1,097  4.59%     21,171       230  4.34%       867      853       14
 Long-term debt........................      ---       ---     ---       ---       ---    ---
                                       ---------    ------         ---------    ------             -----    -----    -----
   Total interest-bearing liabilities..1,924,538    20,290  4.24%  1,761,016    19,873  4.53%       417    4,700   (4,283)
 Demand deposits.......................  110,271    ------            95,346    ------             -----    -----    -----
 Other liabilities.....................   28,968                      31,536
 Shareholders' equity..................  151,767                     143,713
                                       ---------                   ---------
   Total liab. & shareholders' equity.$2,215,544                 $ 2,031,611
                                       =========                   =========
 Net interest income...................             22,176                      20,615            1,561    2,209     (648)
                                                    ------                      ------             -----    -----    -----
 Net interest spread...................                     3.71%                       3.77%

 Net interest margin (net interest
  income to total interest earning
    assets)............................                     4.14%                       4.22%

 Tax equivalent adjustment                             644                         529
                                                    ------                      ------
    Net interest income per book.......           $ 21,532                    $ 20,086
                                                    ======                      ======
                                                                  -15-













                                                                   TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                   STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following  table  summarizes the component   distribution   of   average
                                         balance sheet,  related interest income and expense and the average  annualized yields on  interest-earning  assets and annualized  rates  on  interest-bearing libilities of TrustCo (adjusted for tax equivalency)  for each of the  reported periods.  Nonaccrual loans are included in loans for this analysis. The average
                                         balances of  securities  available  for sale  is  calculated   using  amortized
                                         costs for these securities. Included in the balance of shareholders'  equity is unrealized  appreciation,  net of tax in the  available  for sale  portfolio  of
                                         $6.9  million in 1996 and $1.6  million in 1995.

                                                  Six Months                   Six Months
                                                     1996                         1995
                                         ---------------------------  ------------------------------------------------------
                                          Average            Average   Average            AverageChange inVariance Variance
   (dollars in thousands)                 Balance   Interest  Rate     Balance   Interest  Rate  Interest  Balance   Rate
                                                                                                  Income/  Change   Change
                  Assets                                                                          Expense

 Commercial loans.....................$  229,859  $ 10,723  9.34% $   238,575  $ 11,245  9.45%     (522)    (400)    (122)
 Residential mortgage loans............  775,229    32,288  8.33%     690,253    29,006  8.40%    3,282    4,021     (739)
 Home equity lines of credit ..........  190,109     8,742  9.25%     205,747    10,467 10.26%   (1,725)    (751)    (974)
 Installment loans.....................   32,096     2,131 13.35%      33,132     2,101 12.79%       30     (142)     172
                                       ---------    -------         ---------    -------          -----    -----    -----
 Loans, net of unearned income.........1,227,293    53,884  8.79%   1,167,707    52,819  9.07%    1,065    2,728   (1,663)

 Securities available for sale:
  U.S. Treasuries and agencies.........  452,289    17,279  7.64%     171,642     6,682  7.79%   10,597   10,970     (373)
  Mortgage-backed securities...........   65,471     2,434  7.44%         ---       ---    ---    2,434    2,434       ---
  States and political subdivisions....   71,017     2,751  7.75%       5,041       208  8.24%    2,543    2,568      (25)
  Other ...............................   41,200     1,242  6.04%      17,088       589  6.93%      653      879     (226)
                                       ---------    -------         ---------    -------          -----    -----    -----
    Total securities available for sale  629,977    23,706  7.53%     193,771     7,479  7.72%   16,227   16,851     (624)

 Investment securities:
  U.S. Treasuries and agencies.........      ---       ---     ---    145,419     5,381  7.40%   (5,381)  (5,381)      ---
  Mortgage-backed securities...........      ---       ---     ---    134,713     4,524  6.72%   (4,524)  (4,524)      ---
  States and political subdivisions....      ---       ---     ---     44,243     1,632  7.38%   (1,632)  (1,632)      ---
  Other ...............................      ---       ---     ---     15,013       589  7.85%     (589)    (589)      ---
                                       ---------    ------          ---------    -------          -----    -----    ------
    Total investment securities........      ---       ---     ---    339,388    12,126  7.15%  (12,126) (12,126)      ---

 Federal funds sold....................  262,335     7,013  5.38%     223,193     6,617  5.98%      396    1,960   (1,564)
                                       ---------    -------         ---------    -------          -----    -----    -----
   Total Interest earning assets.......2,119,605    84,603  7.99%   1,924,059    79,041  8.23%    5,562    9,413   (3,851)
 Allowance for loan losses.............  (50,862)   -------           (42,532)   -------          -----    -----    -----
 Cash and non-interest earning assets..  129,897                      121,726
                                        ---------                    ---------
   Total assets.......................$2,198,640                  $ 2,003,253
                                       =========                    =========
 Liabilities and shareholders' equity Time deposits:
  Interest-bearing checking:
    NOW accounts .....................$  233,814     1,793  1.54% $   231,927     2,153  1.87%     (360)      51     (411)
    Money market accounts..............   69,969     1,012  2.91%      84,093     1,197  2.87%     (185)    (233)      48
  Savings..............................  664,329    11,433  3.46%     607,748    11,307  3.75%      126    1,998   (1,872)
  CD's over $100 thousand..............   87,757     2,495  5.72%      77,283     2,167  5.66%      328      304       24
  Other time deposits..................  772,336    22,104  5.76%     715,655    19,813  5.58%    2,291    1,648      643
                                       ---------    -------         ---------    -------          -----    -----    -----
   Total time deposits.................1,828,205    38,837  4.27%   1,716,706    36,637  4.30%    2,200    3,768   (1,568)
 Short-term borrowings.................   80,315     1,830  4.58%      18,535       377  4.10%    1,453    1,403       50
 Long-term debt........................      ---        ---    ---      1,589        69  8.68%      (69)     (69)      ---
                                       ---------    -------         ---------    -------          -----    -----    -----
   Total interest-bearing liabilities..1,908,520    40,667  4.29%   1,736,830    37,083  4.31%    3,584    5,102   (1,518)
 Demand deposits.......................  107,193    -------            93,714    -------          -----    -----    -----
 Other liabilities.....................   28,025                       30,572
 Shareholders' equity..................  154,902                      142,137
                                       ---------                    ---------
   Total liab. & shareholders' equity.$2,198,640                  $ 2,003,253
                                       =========                    =========
 Net interest income...................             43,936                       41,958           1,978    4,311   (2,333)
                                                    -------                      -------          -----    -----    -----
 Net interest spread...................                     3.70%                        3.92%

 Net interest margin (net interest
  income to total interest earning
    assets)............................                     4.14%                        4.35%

 Tax equivalent adjustment                           1,273                          978
                                                    -------                      -------
    Net interest income per book.......           $ 42,663                     $ 40,980
                                                    =======                      =======
                                                                  -16-



















                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                              TrustCo Bank Corp NY


  Date:  August 8, 1996   By:      /s/Robert A. McCormick
                                  -----------------------------
                                  Robert A. McCormick
                                  President and
                                  Chief Executive Officer


  Date:  August 8, 1996   By:      /s/Robert T. Cushing
                                  -----------------------------
                                  Robert T. Cushing
                                  Vice President and Chief
                                  Financial Officer

                                 Exhibits Index



Reg S-K Exhibit No.       Description                             Page No.
- -------------------      --------------                          ---------

   3(i)            Certificate of Amendment of the Certificate      19
                   of Incorporation of TrustCo Bank Corp NY

   22              Submission of Matters to Vote of Security        34
                   Holders -- Annual Meeting

                                                    Exhibit 3 (i)


                            CERTIFICATE OF AMENDMENT

                       OF THE CERTIFICATE OF INCORPORATION

                                       OF

                              TRUSTCO BANK CORP NY

                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW






                                Filed by:         Lewis Rice & Fingersh, L.C.
                                                  500 North Broadway
                                                  Suite 2000
                                                  St. Louis, Missouri 63102

                            CERTIFICATE OF AMENDMENT
                       OF THE CERTIFICATE OF INCORPORATION
                                       OF
                              TRUSTCO BANK CORP NY
                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW

        WE, THE UNDERSIGNED, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and the Secretary of TrustCo Bank Corp NY, certify:

   1. The name of the Corporation is TrustCo Bank Corp NY.
   2. The Certificate of Incorporation was filed by the Department of State on the twenty- eighth day of October, 1981. A Restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July, 1988 and an Amendment to the Certificate of Incorporation was filed by the Department of State on the twenty-ninth day of August, 1991. A further Restated Certificate of Incorporation was filed by the Department of State on the sixth day of August, 1993.
   3.a.The Certificate of Incorporation is amended to increase the number of authorized shares of common stock from 25,000,000 shares par value $1.00 to 50,000,000 shares par value $1.00. The number of shares of common stock issued before and after such Amendment shall be 18,198,585, such change being at the rate of 1 share of issued common stock for 1 share of issued common stock. The number of shares of common stock unissued before such Amendment shall be 6,801,415 and the number of shares of common stock unissued after such Amendment shall be 31,801,415, such change being at the rate of 1 share of unissued common stock for 4.68 shares of unissued common stock.

     b.To effect the foregoing, Section 4.1 of Article IV of the Amended and Restated Certificate of Incorporation is hereby stricken out in its entirety, and the following new Article IV is substituted in lieu thereof:

           4.1 The  total  number  of  shares  of Common
       Stock which the Corporation shall have authority to issue is 50,000,000 shares of the par value of $1 per share.

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

        4. The amendment to the Certificate of Incorporation was authorized by a majority vote of the Board of Directors, followed by vote of the holders of a majority of the Corporation's outstanding shares entitled to vote thereon, pursuant to Section 803 of the Business Corporation Law.
        IN WITNESS WHEREOF, we have signed this Certificate of Amendment on the 28th day of May, 1996 and we affirm the statements contained therein as true under penalties of perjury.




                                  /s/ Robert A. McCormick
                                  Robert A. McCormick
                                  President and Chief Executive Officer




                                  /s/ William F. Terry
                                  William F. Terry
                                  Secretary

  STATE OF NEW YORK                        )
                                           ) SS
  COUNTY OF SCHENECTADY                    )


        Robert A. McCormick, being duly sworn, deposes and says that he is the President and Chief Executive Officer of TrustCo Bank Corp NY, the Corporation named in the foregoing Certificate of Amendment, that he has read and signed said Certificate and knows the contents thereof, and that the statements contained therein are true.



                               /s/ Robert A. McCormick
                               Robert A. McCormick
                               President and Chief Executive Officer



  Sworn to before me this
  28th day of May, 1996



  /s/Joan Clark
  Notary Public

  My Commission Expires:

                Joan Clark
     Notary Public, State of New York
        Qualified in Albany County
              No. 01CL4822282
     Commission Expires Nov. 30, 1996.

              AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
                              TRUSTCO BANK CORP NY
                UNDER SECTION 807 OF THE BUSINESS CORPORATION LAW


        We, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and Senior Vice President and Secretary of TrustCo Bank Corp NY, certify:

        FIRST.            The name of the Corporation is TRUSTCO BANK CORP NY.

        SECOND. The Certificate of Incorporation was filed by the Department of State on the twenty-eighth day of October 1981. An Amended and Restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July 1988 and an Amendment to the Amended and Restated Organization Certificate was filed by the Department of State on the twenty-ninth day of August 1991.

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

        2.1 To the extent that a corporation formed under the Business Corporation Law of the State of New York may lawfully do so, to acquire, own, control, hold with power to vote, deal in and with, and dispose of, in any manner, interests in financial institutions, including, without limitation, banks, trust companies, savings banks, national banking associations, savings and loan associations, industrial banks, investment banks, service banks, safe deposit companies, credit unions, and mutual trust investment companies, located within or without the State of New York, and to acquire, own, control, hold with power to vote, deal in and with, and dispose of, in any manner, interests in any other companies, corporations, partnerships, trusts, unincorporated associations, joint stock associations, and other entities, which are engaged in activities related to the business of banking.

        2.2 To the extent that a corporation formed under the Business Corporation Law of the State of New York may lawfully do so, to engage in, carry on, conduct, and participate in activities, enterprises and businesses permitted to be engaged in, carried on, conducted and participated in by bank holding companies under applicable provisions of law and also research, experimenting, manufacturing, assembling, building, erecting, trading, buying, selling, collecting, distributing, wholesaling, retailing, importing, exporting, processing, compounding, producing, refining, synthesizing, mining, extracting, growing, liquidating, dismantling, demolishing, servicing, promoting, exhibiting and publishing activities, enterprises and businesses; and also any activities, enterprises, ventures and businesses similar or incidental to any of the foregoing.

        2.3 To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in real property and chattels real, and, without limiting the generality of the foregoing, to purchase, receive, take (by grant, gift, devise, bequest or otherwise), own, hold, improve, employ, use, operate, manage, repair, control, maintain, sell, assign, transfer, convey, exchange, lease, alter, construct, mortgage or encumber real property, whether improved or unimproved, and structures and improvements on real property, or leaseholds, or any other legal or equitable interests or rights therein.

        2.4 To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in tangible or intangible personal property, and, without limiting the generality of the foregoing, to make, purchase, receive, take (by grant, gift, bequest, lease, exchange or otherwise), own, hold, improve, employ, use, operate, manage, repair, control, maintain, process, import, export, sell, assign, transfer, convey, exchange, lease, or otherwise dispose of, mortgage, ledge or otherwise encumber or in any manner to exploit, turn to account, trade or deal in or with, personal property, whether tangible or intangible, or any other legal or equitable interests or rights therein.

        2.5 To make, create, apply for, renew, take (by grant, gift, bequest or otherwise), purchase, lease or otherwise acquire, to hold, own, register, use, operate, to sell, assign, license, lease, transfer, exchange or otherwise dispose of, to mortgage, pledge or otherwise encumber, to acquire or grant licenses with respect to, or in any manner to exploit, turn to account, trade or deal in or with, copyrights, trademarks, service marks, designs, inventions, discoveries, improvements, developments, processes, formulas, patents, trade names, labels, prints, or any interest or right, whether legal or equitable, therein.

        2.6 To purchase, take (by grant gift, bequest or otherwise), receive, subscribe for, invest in or otherwise acquire, own, hold, employ, sell, lend, lease, exchange, transfer, assign, or otherwise dispose of, mortgage, pledge, use, and otherwise deal in and with, or in respect of shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit or other securities or obligations of any kind by whomsoever issued (whether or not engaged in similar or different businesses, governmental or other activities); to exercise in respect thereof all powers and privileges of individual or corporate ownership or interest therein, including the right to vote thereon (by proxy or otherwise) for any and all purposes; to consent or otherwise act with respect thereto, without limitation and to issue in exchange therefor the Corporation's shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, or other securities or obligations of any kind.

        2.7 To make contracts, incur debts and other liabilities, and borrow money on such terms and at such rate of interest as the Corporation may determine; and to mortgage, pledge, convey, assign, in trust or otherwise encumber or dispose of, the property, good will, franchises or other assets of the Corporation, including contract rights and including after-acquired property.

        2.8 To lend money, with or without security; provided that the Corporation shall not have the power to engage in the business of banking.

        2.9 To issue, reissue, sell, assign, exchange, pledge, negotiate or otherwise dispose of, to purchase, receive, take, own, hold or otherwise acquire, to deal in or with, or to cancel, shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness or other securities or obligations of the corporation of any kind, whether secured or unsecured, and whether or not convertible into or subordinated to any other class of securities.

        2.10 In furtherance of its corporate business, to guarantee or assume liability for the payment of the principal of, or dividends or interest on, or sinking fund payments in respect of, shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit, or other securities or obligations of any kind by whomsoever issued; and to guarantee or assume liability for the performance of any other contract or obligation, made or issued by any domestic or foreign corporation, partnership, association, trustee, group, individual or entity; and, when authorized in any manner provided by law, to give any guaranty although not in furtherance of the Corporation's purposes.

        2.11 In furtherance of its corporate business, to be a promoter, partner, co-venturer, member, associate or manager of other business enterprises or ventures, or to be an agent thereof, or to the extent permitted in any jurisdiction to be an incorporator of other corporations of any kind or type.

        2.12 To cause to be formed under the laws of any state or country, to control or in any manner participate in the management of, to reorganize, merge, consolidate, and to liquidate or dissolve any corporation, association or organization of any kind.

        2.13 To engage in, carry on, conduct and/or participate in any activity, enterprise or business which is similar or related to any activity, enterprise or business herein set forth, or which is capable of being conveniently carried on incidental to any such activity, enterprise or business or which may directly or indirectly protect or enhance the value of any of the rights or property of the Corporation.

        2.14 To engage in, carry on, conduct and/or participate in any general or specific branch or phase of the activities, enterprises or businesses authorized in this Certificate in the State of New York or in any other state of the United States and in all foreign countries, and in all territories, possessions and other places, and in connection with the same, or any thereof, to he and act either as principal, agent, contractor or otherwise.

        2.15 To do everything necessary, suitable, convenient or proper for the accomplishment, attainment or furtherance of, to do every other act or thing incidental to, appurtenant to, growing out of or connected with, the purposes set forth in this Certificate, whether alone or in association with others; to possess all the rights, powers and privileges now or hereafter conferred by the law of the State of New York upon a corporation organized under the Business Corporation Law of the State of New York (as the same may be amended from time to time) or any statute which may be enacted to supplement or replace it, and, in general, to carry on any of the activities and to do any of the things herein set forth to the same extent and as fully as a natural person or a partnership, association, corporation, or other entity, or any of them, might or could do; provided that nothing herein set forth shall be construed as authorizing the Corporation to possess any purpose, object, or power, or to do any act or thing forbidden by law to a corporation organized under the Business Corporation Law of the State of New York.

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

                                   Article IV
                   Number of Shares; Preemptive Rights Denied

        4.1 The total number of shares of Common Stock which the Corporation shall have authority to issue is 25,000,000 shares of the par value of $1 per share.

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

        4.2 No holder of shares of the Corporation shall be entitled as of right to subscribe for, purchase or receive any new or additional shares of any class, whether now or hereafter authorized, or any notes, bonds, debentures or other securities convertible into, or carrying options or warrants to purchase, shares of any class; but all such new or additional shares of any class, or notes, bonds, debentures or other securities convertible into, or carrying options or warrants to purchase, shares of any class may be issued or disposed of by the Board of Directors to such persons and on such terms as it, in its absolute discretion, may deem advisable.

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

                                   Article VII
                                    Duration

        7.       The duration of the Corporation is to be perpetual.

                                  Article VIII
               Shareholders -- Quorum, Voting and Special Meetings

        8. The holders of at least a majority of the outstanding Voting Stock of the Corporation shall be present in person or by proxy at any meeting of shareholders in order to constitute a quorum for the transaction of any business, and the affirmative vote of at least a majority of the Corporation's outstanding Voting Stock shall be needed to approve any matter on which such shareholders are entitled to vote except that the affirmative vote or request, as the case may be, of at least two-thirds of the Corporation's Voting Stock shall be needed to effect a change, modification or repeal of any provision in the Certificate of Incorporation or By-Laws and to call a Special Meeting of the shareholders. This provision does not affect those circumstances under which shareholders may call a Special Meeting for the election of directors as a matter of law and the right of management to call shareholder meetings as set forth in the By-Laws.

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

                                    Article X
                              Business Combination

        10.1     Shareholder Approval of Business Combinations -- Maximum Vote.

        (A) Except as  otherwise  expressly  provided  in  Section  10.2 of this
  Article 10, the approval of any Business Combination (as hereinafter defined) shall, in addition to any affirmative vote required by law or any other provision of this Certificate of Incorporation or any preferred stock designation of the Corporation, require the affirmative vote of the holders of not less than two-thirds of the shares of the Corporation then entitled to vote generally in the election of directors of the Corporation (hereinafter in this Article 10 referred to as "Voting Stock"), voting together as a single class, with each share of Voting Stock to have one (1) vote.

        (B) The term "Business Combination" as used in this Article 10 shall mean:

                 (i) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with (a) any Substantial Shareholder (as hereinafter defined) or (b) any other corporation which, after such merger or consolidation, would be a Substantial Shareholder, regardless of which entity survives;

                 (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Substantial Shareholder of all or any significant part of the assets of the Corporation or any Subsidiary, or both, with a "significant part of the assets" to be defined as more than ten percent (10%) of the total assets of such entity as shown on its audited statement of condition as of the end of the most recent fiscal year ending prior to the time the particular transaction is announced;

                 (iii) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of any Substantial Shareholder; or

                 (iv) any transaction involving the Corporation or any Subsidiary, including any issuance, transfer or reclassification of any securities of, or any recapitalization of, the Corporation or any Subsidiary, or any merger or consolidation of the Corporation with any Subsidiary (whether or not involving a Substantial Shareholder), if the transaction would have the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the Corporation or any Subsidiary which is owned directly or indirectly by a Substantial Shareholder.

        10.2     Exception to Maximum Vote Requirement.

        The provision of Section 10.1 of this Article 10 shall not be applicable to any Business Combination, and such Business Combination shall require only such affirmative shareholder vote as is required by law or otherwise, if, in the case of a Business Combination which does not involve any cash or other consideration being received by shareholders of the Corporation (in their capacities as shareholders), the condition specified in the following paragraph (i) is met, or, in the case of any Business Combination, either the condition specified in the following paragraph (i) is met or the condition specified in the following paragraph (ii) is met:

                 (i) the Business Combination shall have been approved by two-thirds of the Disinterested Directors (as hereinafter defined), it being understood that this condition shall not be capable of satisfaction unless there is at least one Disinterested Director.

                 (ii) the consideration to be received per share by holders of Common Stock of the Corporation and by holders of each other class of Voting Stock outstanding, if any, shall be Fair Consideration (as hereinafter defined).

        10.3     Definitions.

        (A)      "Fair Consideration" shall mean,

                 (i) in the case of shares of Common Stock, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired such shares):

                     (a) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the three-year period immediately preceding the first public announcement of the proposal of the Business Combination (hereinafter referred to as the "Announcement Date"), plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

                     (b) the highest reported per share price at which such shares were publicly traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

                     (c) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value,as defined hereafter in this Section 10.3(A);


                     (d) the book value per share of Common Stock as of the end of the latest fiscal quarter preceding the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this
  Section 10.3(A);

                 (ii) and in the case of shares of any class of Voting Stock of the Corporation outstanding, an amount in cash or readily available funds at least equal to the highest of the following (whether or not the Substantial Shareholder has previously acquired any such shares);

                     (a) the highest per share price paid by the Substantial Shareholder for any such shares acquired by it within the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

                     (b) the highest reported per share price at which such shares were public traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

                     (c) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this Section 10.3(A);


                     (d) the highest preferential amount per share to which the holders of such shares are entitled in the event of voluntary or involuntary liquidation or dissolution of the Corporation.

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

        (B) "Substantial Shareholder" shall mean and include any individual, corporation, partnership or other person or entity (other than the Corporation or any Subsidiary) which, together with its "Affiliates" and "Associates" (as such terms were defined as of December 11, 1984, in Rule 12b-2 under the Securities Exchange Act of 1934) is the "Beneficial Owner" (as defined in accordance with the criteria set forth as of December 11, 1984, under Rule 13d-3 under the Securities Exchange Act of 1934) in the aggregate of more than five percent (5%) of the voting power of the then-outstanding Voting Stock of the Corporation of any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

        (C) "Subsidiary" shall mean any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the Corporation.

        (D) "Disinterested Director" shall mean any member of the Board of Directors of the Corporation (the "Board") who is unaffiliated with the Substantial Shareholder and who was a member of the Board prior to the Determination Date or became a member of the Board after the Determination Date and was recommended or elected by a majority of Disinterested Directors then on the Board.

        10.4     Interpretative Power of Disinterested Directors.

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

        10.5     Alteration, Amendment and Repeal

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

                                   Article XI
                        Limitation of Personal Liability

        11. To the fullest extent that the Business Corporation Law of the State of New York, as the same exists or may hereafter be amended, permits elimination or a limitation of the liabilities of directors, no director of the corporation shall be liable to the corporation, or its shareholders for any breach of duty in such capacity. Any repeal or modification of this Article by the shareholder of the corporation shall be prospective only and shall not adversely affect any elimination or limitation of the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

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




                                                 /s/Robert A. McCormick
                                                 ROBERT A. McCORMICK
                                                 President

                                                 /s/William F. Terry
                                                 WILLIAM F. TERRY
                                                 Secretary





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

                                           /s/Robert A. McCormick
                                           ROBERT A MCCORMICK
                                           PRESIDENT AND CHIEF EXECUTIVE
                                           OFFICER


  Sworn to before me this
  27th day of July, 1993

  /s/Joan Clark
  Notary Public
  Notary Public State of New York
  Qualified in Albany County
  01CL4822282
  My commision expires Nov. 30, 1994

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

  RESOLVED, That the appropriate officers of the Corporation be,and they hereby are,authorized and directed to execute and deliver and file such certificates and other documents, including the delivery of an Amended and Restated Certificate of Incorporation, to the Department of State of the State of New York, and to take such action and do such other things as may, in their judgment, be necessary and advisable in order to fully effectuate the foregoing resolutions.
  ---------------------------------------------------------------------------
  I hereby certify that the above is a true and correct excerpt from the minutes of a regular meeting of the Board of Directors of TrustCo Bank Corp NY held on July 20, 1993, at the Main Office of the Company at 320 State Street, Schenectady, New York, that a quorum of directors was present and acting throughout the meeting, and that the resolutions adopted at the meeting as set forth above are in full force and effect by a majority of the Board of Directors.


                                                 /s/William F. Terry
                                                ------------------------------
                                                Secretary




                                                    7/22/93
                                                ------------------
                                                      Date

                                                                 Exhibit 22

  Item 4. Submission of Matters to Vote of Security Holders -- Annual Meeting

  1.  Election of Directors:

      At the annual meeting held May 20, 1996, shareholders of the Company were asked to consider the Company's nominees for directors and to elect four
      (4) directors, each to serve for a term of three (3) years. The Company's nominees for director were Lionel O. Barthold, Richard J. Murray, Jr., William D. Powers, and William F. Terry. The results of shareholder voting are as follows:

      DIRECTOR                FOR             WITHHELD                ABSTAIN
      --------                ---             --------                -------
       Barthold            16,306,811           290,254                 N/A
       Murray              16,290,981           286,084                 N/A
       Powers              16,264,416           312,650                 N/A
       Terry               16,290,154           286,911                 N/A

       Directors continuing in office are: Barton A. Andreoli, M. Norman Brickman, Robert A. McCormick, Nancy A. McNamara, John S. Morris, PhD, James H. Murphy, DDS, Kenneth C. Petersen, William J. Purdy, and Philip J. Thompson.


  2. Proposal to amend Amended and Restated Certificate of Incorporation to increase the number of authorized shares of TrustCo common stock from 25,000,000 to 50,000,000 shares.

           FOR              AGAINST            ABSTAIN            NON-VOTE
        15,115,063          714,298             747,424               N/A

  3. Proposal to ratify the selection of KPMG Peat Marwick LLP as the independent certified public accountants.

           FOR               AGAINST            ABSTAIN
        16,230,831           49,115               292,120