Form 10-Q
period 1996-09-30
TRUSTCO BANK CORP N Y
filed 1996-11-13
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
---------------------------------------------------------------------------



                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                               September 30, 1996

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)

                               NEW YORK 14-1630287
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)
                               Identification No.)
                  320 STATE STREET, SCHENECTADY, NEW YORK 12305
               (Address of principal executive offices) (Zip Code)

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

                                (Title of class)
                                     Common

--------------------------------------------------------------------------------

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

                                           Number of Shares Outstanding
                  Class of Common Stock as     of November 6, 1996
               ---------------------------    ----------------------
                             $1 Par Value           20,380,409
--------------------------------------------------------------------------------

                                             TrustCo Bank Corp NY

                                                   INDEX



  Part I.                  FINANCIAL INFORMATION     PAGE NO.

  Item 1.Interim Financial Statements (Unaudited):     1
         Consolidated Statements of Income for the Three Months and Nine Months Ended
         September 30, 1996 and 1995

         Consolidated Statements of Financial          2
         Condition as of September 30, 1996 and
         December 31, 1995

         Consolidated Statements of Cash Flows         3-4
         for the Nine Months Ended September 30,
         1996 and 1995

         Notes to Consolidated Interim Financial       5
         Statements

         Independent Auditors' Report                  6


  Item 2.Management's Discussion and Analysis          7-16



  Part II.OTHER INFORMATION

  Item 1. Legal Proceedings -- NONE

  Item 2. Changes in Securities -- NONE

  Item 3. Defaults Upon Senior securities -- NONE

  Item 4. Submission of Matters to Vote of Security
          Holders -- NONE

  Item 5. Other Information -- NONE

  Item 6.         Exhibits and Reports on Form 8-K

  (a)            Exhibits

  Reg S-K Exhibit No.                   Description
  ------------------------------       -----------------------

  NONE



  (b)   Reports on Form 8-K

        Filing of Form 8-K on August 22, 1996, regarding the declaration of a quarterly cash dividend of $0.275 per share and the issuance of a 15% stock split, incorporated herein by reference.

        Filing of Form 8-K on October 16, 1996, of two press releases detailing third quarter 1996 financial results, incorporated herein by reference.



                                   TRUSTCO BANK CORP NY
                         Consolidated Statements of Income (Unaudited)
                                    (Dollars in Thousands)
                                                                 3 Months Ended        9 Months Ended
                                                                   Sept 30                Sept 30
                                                                1996       1995        1996       1995

                                                              -------    -------     -------    -------

       Interest income:
        Interest and fees on loans..........................$  26,642     27,035      80,315     79,598
        Interest on U. S. Treasuries and agencies............   6,840      8,132      23,990     20,067
        Interest on states and political
         subdivisions........................................   1,117        795       3,000      2,049
        Interest on mortgage-backed securities...............     595      2,112       3,029      6,636
        Other................................................     498        524       1,675      1,694
        Interest on federal funds sold.......................   5,898      2,908      12,911      9,525
                                                              -------    -------     -------    -------
           Total interest income.............................  41,590     41,506     124,920    119,569
                                                              -------    -------     -------    -------
       Interest expense:
        Interest on deposits:
         NOW accounts........................................     908      1,107       2,701      3,260
         Savings.............................................   5,845      6,386      17,278     17,693
         Money market deposit accounts.......................     523        566       1,535      1,763
         Certificates of deposit of $100,000 or more.........   1,216      1,347       3,711      3,514
         Other time..........................................  10,887     11,359      32,991     31,172
        Interest on short-term borrowings....................   1,406        642       3,236      1,019
        Interest on long-term debt...........................     ---        ---         ---         69
                                                              -------    -------     -------    -------
          Total interest expense.............................  20,785     21,407      61,452     58,490
                                                              -------    -------     -------    -------
          Net interest income................................  20,805     20,099      63,468     61,079
       Provision for loan losses.............................     943      3,120       4,907      9,738
                                                              -------    -------     -------    -------
          Net interest income after provision
           for loan losses...................................  19,862     16,979      58,561     51,341
                                                              -------    -------     -------    -------
       Noninterest income:
        Trust department income..............................   1,391      1,195       4,179      3,638
        Fees for other services to customers.................   1,707      1,808       5,162      5,164
        Net gain/(loss) on securities available for sale.....  (1,291)       141      (4,342)       769
        Other................................................     602        503       1,562      1,511
                                                              -------    -------     -------    -------
         Total noninterest income............................   2,409      3,647       6,561     11,082
                                                              -------    -------     -------    -------
       Noninterest expenses:
        Salaries and employee benefits.......................   5,333      4,949      15,951     14,742
        Net occupancy expense................................     970      1,913       3,200      3,590
        Equipment expense....................................     780        851       2,439      2,433
        FDIC insurance expense...............................     ---       (116)          2      1,918
        Professional services................................   1,053        894       2,716      2,609
        Other real estate expenses...........................      69        547         434      2,853
        Other................................................   2,043      1,657       6,627      6,163
                                                              -------    -------     -------    -------
         Total noninterest expenses..........................  10,248     10,695      31,369     34,308
                                                              -------    -------     -------    -------
          Income before taxes................................  12,023      9,931      33,753     28,115
       Applicable income taxes...............................   4,556      3,335      12,688      9,508
                                                              -------    -------     -------    -------
           Net income.......................................$   7,467      6,596      21,065     18,607
                                                              ========   =======     ========   =======

    *  Earnings per Common Share:

           Net income.......................................$   0.36       0.32        1.00       0.90
                                                              =======    =======     =======    ========

       Average equivalent shares outstanding (000s omitted).   21,025     20,836      20,968     20,681
                                                              =======    =======     =======    ========

    *Per share data adjusted for 15% stock split declared August, 1996.


               See  accompanying   notes  to  consolidated   interim   financiaL statements.








                 TRUSTCO BANK CORP NY
    Consolidated Statements of Financial Condition
                (Dollars in Thousands)


                                                                   09/30/96            12/31/95
                                                                  (Unaudited)
          Assets:                                                  ---------           ---------


          Cash and due from banks................................$   42,385              50,889

          Federal funds sold.....................................   388,000             239,000
                                                                  ---------           ---------
            Total cash and cash equivalents......................   430,385             289,889

          Securities available for sale:
           U. S. Treasuries and agencies.........................   383,472             447,343
           States and political subdivisions.....................    87,577              70,371
           Mortgage-backed securities............................    44,800              80,284
           Other.................................................    31,938              42,208
                                                                  ---------           ---------
            Total securities available for sale..................   547,787             640,206
                                                                  ---------           ---------
          Loans:
           Commercial............................................   219,136             233,590
           Residential mortgage loans............................   788,888             763,099
           Home equity line of credit............................   185,571             194,744
           Installment loans.....................................    32,778              36,493
                                                                  ---------           ---------
            Total loans.......................................... 1,226,373           1,227,926
          Less:                                                   ---------           ---------
           Allowance for loan losses.............................    50,909              48,320
           Unearned income.......................................     1,542               1,784
                                                                  ---------           ---------
           Net loans............................................. 1,173,922           1,177,822

          Bank premises and equipment............................    23,621              25,008
          Real estate owned......................................     6,584               3,732
          Other assets...........................................    64,635              39,528
                                                                  ---------           ---------
             Total assets........................................$2,246,934           2,176,185
                                                                  =========           =========
          Liabilities:

          Deposits:
           Demand................................................$  128,338             111,743
           Now accounts..........................................   228,919             231,107
           Savings accounts......................................   669,863             649,033
           Money market deposit accounts.........................    61,724              69,434
           Certificates of deposit (in denominations of
            $100,000 or more)....................................    84,388              84,210
           Other time............................................   758,497             785,122
                                                                  ---------           ---------
            Total deposits....................................... 1,931,729           1,930,649

          Short-term borrowings..................................   124,961              56,654
          Accrued expenses and other liabilities.................    32,592              28,783
                                                                  ---------           ---------
            Total liabilities.................................... 2,089,282           2,016,086
                                                                  ---------           ---------
          Shareholders' equity

          Capital stock par value $1; 50,000,000 and 25,000,000
            shares authorized September 30, 1996 and December 31, 1995, respectively, and 18,224,596 and 18,134,708 shares issued
            September 30, 1996 and December 31, 1995, respectively   18,225              18,135
          Surplus................................................   116,968             116,128
          Undivided profits......................................    21,187              14,720
          Net unrealized gain on securities available for sale...     2,675              12,363
          Treasury stock at cost - 503,146 and 496,646 shares at
            September 30, 1996 and December 31, 1995, respectively   (1,403)             (1,247)
                                                                  ---------           ---------
            Total shareholders' equity...........................   157,652             160,099
                                                                  ---------           ---------
            Total liabilities and shareholders' equity...........$2,246,934           2,176,185
                                                                  =========           =========
                       See accompanying notes to consolidated  interim financial
statements.


                                            TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

      INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
      NINE MONTHS ENDED  September 30,                            1996                1995
                                                                --------            --------

      Cash flows from operating activities:
      Net income..............................................    21,065              18,607
                                                                --------            --------
      Adjustments  to reconcile  net income to net cash provided by operating activities:
        Depreciation and amortization.........................     2,269               2,831
        Provision for loan losses.............................     4,907               9,738
        Loss on sale of securities available for sale.........     7,546                 404
        Gain on sale of securities available for sale.........    (3,204)             (1,173)
        Increase in taxes receivable..........................    (6,393)             (4,847)
        Increase in interest receivable.......................      (271)             (4,241)
        Increase/(decrease) in interest payable...............       (51)                806
        Decrease in other assets..............................       787               6,377
        Increase/(decrease) in accrued expenses...............     3,836              (3,599)
                                                                 --------            --------
          Total adjustments                                        9,426               6,296
                                                                 --------            --------
      Net cash provided by operating activities...............    30,491              24,903
                                                                 --------            --------
      Cash flows from investing activities:

        Proceeds from sales of securities available for sale..   365,606             181,092
        Purchase of securities available for sale.............  (396,924)           (428,926)
        Proceeds from maturities and calls
         of securities available for sale.....................    91,022                 275
        Proceeds from maturities of investment securities ....       ---              58,710
        Purchase of investment securities.....................       ---              (3,338)
        Net increase in loans.................................    (8,210)            (56,225)
        Proceeds from sales of real estate owned..............     3,806               3,139
        Capital expenditures..................................      (882)             (1,256)
                                                                 --------            --------
          Net cash provided by/(used in) investing activities.    54,418            (246,529)
                                                                --------            --------
      Cash flows from financing activities:

        Net increase in deposits..............................     1,080             108,091
        Net increase in short-term borrowing..................    68,307              47,894
        Repayment of long-term debt...........................       ---              (3,550)
        Proceeds from issuance of common stock................       930                 573
        Purchase of treasury stock............................      (156)               (253)
        Dividends paid........................................   (14,574)            (12,084)
                                                                 --------            --------
          Net cash provided by financing activities...........    55,587             140,671
                                                                 --------            --------
      Net increase/(decrease) in cash and cash equivalents....   140,496             (80,955)

      Cash and cash equivalents at beginning of period........   289,889             315,479
                                                                 --------            --------
      Cash and cash equivalents at end of period..............$  430,385             234,524
                                                                ========            ========

      See accompanying notes to consolidated interim financial statements.       (Continued)






                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (Dollars in Thousands)

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      NINE MONTHS ENDED  September 30,                            1996                1995
                                                                --------            --------

        Interest paid.........................................$   61,503              57,684
        Income taxes paid.....................................    18,914              14,355
        Transfer of loans to real estate owned................     7,203               5,846
        Increase in dividends payable.........................        24                 821
        Change in unrealized (appreciation)/depreciation
         on securities available for sale-gross...............    16,499              (7,358)
        Change in deferred tax effect on unrealized gain(loss)
         on securities available for sale.....................    (6,811)              3,070
        Transfer of Rabbi Trusts from securities available
         for sale to other assets.............................    11,874                ---
        Transfer of building from other real estate to premises     ---                2,500







































                      See accompanying  notes to consolidated  interim financial statements.










  TrustCo Bank Corp NY
  Notes to Consolidated Interim Financial Statements
  (Unaudited)

  1.    Financial Statement Presentation
  In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1995 Annual Report to Shareholders on Form 10-K.

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 1996, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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




  /s/KPMG Peat Marwick LLP
  ------------------------------
  KPMG Peat Marwick LLP

  Albany, New York
  October 11, 1996

                                                 TrustCo Bank Corp NY
                                         Management's Discussion and Analysis
                                                  September 30, 1996

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo " or " Company") during the three month and nine month periods ended September 30, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1995 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split effective October 1996.

  Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company herein:

      o the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiary must comply, the cost of such compliance and the potentially material adverse effects if the Company or its banking subsidiary were not in substantial compliance either currently or in the future as applicable;

      o the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;

      o the effect on the company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking- organizations as well as nonbank providers of various financial services;

      o      the effect of unforeseen changes in interest rates; and

      o the effects of changes in the business cycle and downturns in the local economy.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  Overview
  TrustCo recorded net income of $7.5 million, or $0.36 per share for the three month period ended September 30, 1996, as compared to net income of $6.6 million and per share earnings of $0.32 for the same time period in 1995.

  For the nine months ended September 30, 1996, TrustCo recorded net income of $21.1 million or $1.00 per share compared to $18.6 million and $0.90 per share in the comparable period in 1995.

  The primary  factors  accounting  for the year to date  increase in net income are:
     _
    |_| an 8.5% increase in average earning assets,
    |_| reduction in the provision for loan losses by $4.8 million,
    |_| increase in noninterest income (excluding the effects of securities
     _   transactions) by approximately $590,000, and
    |_| the reduction in noninterest expense of $2.9 million.

  These positive factors affecting net income were offset by the following:
     _
    |_| reduction in the net interest margin from 4.24% to 4.08%, |_| loss on securities sales of $4.3 million, and |_| an increase in income tax expense of $3.2 million.

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

  Earning Assets
  Average earning assets increased $113.1 million to $2.16 billion during the third quarter of 1996 compared to 1995. The average yield on these earning assets was 7.80% compared to 8.20% in 1995. For the nine months ended September 30, 1996, the average balance of earning assets increased by $167.7 million to $2.13 billion. Included in the tables "Distribution of Assets, Liabilities and Shareholders' Equity:Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1996 and 1995. Unless otherwise noted, the remainder of this discussion will utilize average balances for 1996 and 1995 as detailed on these tables.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  Loans
  During the third quarter, the average balance of loans increased from $1.20 billion in 1995 to $1.22 billion in 1996, representing a 2.2% increase. The average yield on the loan portfolio decreased from 9.06% in 1995 to 8.74% in 1996. The combination of the increase in average balance and the reduction in the yield produced a slight decline in income from the loan portfolio to $26.7 million.

  Virtually all of the growth in the loan portfolio was centered in the real estate loan balances, which increased from $725.8 million for the third quarter of 1995 to $786.5 million for the comparable 1996 period. TrustCo's aggressive marketing of these loans, combined with quick decision making on applications and low closing costs, allowed the Company to grow this portion of the loan portfolio.

  Also during the quarter, the home equity credit line balances decreased 7.9% from $201.1 million in 1995 to $185.3 million for 1996. The yield on this portfolio also decreased from 10.14% in 1995 to 9.17% in 1996. The decrease in yield reflects changes made by TrustCo earlier in the year to respond to competition which was offering lower overall rates on this product. Competition for this type of loan product is very strong since all of the local and national financial institutions try to attract customers to their home equity loan products.

  The same trends noted during the quarter are evident in the year to date results. Overall, the loan portfolio balances increased by 4.1% to $1.23 billion in 1996. This increase in outstanding balances was offset by a reduction in the overall yield on the loan portfolio from 9.06% in 1995 to 8.77% in 1996. Income from the loan portfolio for the nine months of 1996 amounted to $80.6 million, an increase of $651 thousand over the comparable period in 1995.

  The Company is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as the residential mortgage loan, home equity loan, and credit cards. Each of these areas is an important contributor to profitability at TrustCo and is a focus of continued marketing and product development, so as to result in increases in the balances outstanding. The third quarter and the year to date results reflect this focus. TrustCo aggressively pursues the fixed rate residential mortgage loan market. The Company has a long history in underwriting loans in this market territory and is confident that the average life of these loans is significantly shorter than the contractual maturity. This asset portfolio is an excellent investment in relation to the core deposit base that TrustCo attracts.

  Securities Available for Sale
  During the third quarter of 1996 the average balance of securities available for sale was $500.9 million, versus an average balance for 1995 of $350.5 million. The yield earned on these assets in 1996 was 7.68%, compared to 7.44% in 1995. The change in average balance and the change in rates earned resulted in an increase in interest income on securities available for sale of $3.1 million. Most of the increase in the balance outstanding

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  was the result of action taken in December 1995 when the Company transferred the entire held to maturity securities portfolio to the securities available for sale portfolio as permitted by changes in the accounting for securities. This action allows the Company to take full advantage of continuing changes in interest rates to maximize the overall yield on the portfolio while providing additional liquidity. The maximizing effect is further seen when the 1995 available for sale portfolio yield is combined with the 1995 yield for investment securities. The resulting combined yield for 1995's third quarter was 7.32% compared to the 7.68% earned on the comparable portfolio in 1996.

  The nine month average balance of securities available for sale was $586.7 million in 1996 with a yield of 7.58%, compared to an average balance for the nine months of 1995 of $246.6 million and a yield of 7.57%. As with the third quarter, the year to date results for 1995 compared to 1996 are significantly affected by the changes made in late 1995 to the portfolio of securities held to maturity. Therefore, for 1995, if the portfolio of securities available for sale is combined with the portfolio of securities held to maturity, the resulting overall yield was 7.34%, compared to the comparable portfolio for 1996 with a yield of 7.58%.

  Investment Securities
  There are no securities classified as investment securities for 1996. For 1995 the third quarter and the year to date results are detailed on the average balance tables.

  Federal Funds Sold
  During the third quarter the average balance of federal funds sold was $439.4 million, compared to $196.9 million in 1995. The yield earned on these asset balances during the quarter was 5.34% in 1996, and 5.86% in 1995. The yield earned by these investments is directly tied to the target federal funds rate as established by the Federal Reserve Board. The increase in the average balances more than offset the reduction in the average yield, thereby producing an approximately $3.0 million increase in the interest income on this investment.

  For the nine month results the average balance and yield was $321.8 million and 5.36% in 1996, and $214.3 million and 5.94% in 1995, respectively.

  The increases in the average balances for 1996 compared to 1995 for both the quarter and year to date results reflect management's decision to remain relatively liquid during 1996 as market interest rates in the loan and securities portfolios were fluctuating. This positions TrustCo to take advantage of these higher rates when the decision is made to reinvest this excess liquidity.

  Income from Earning Assets
  Income from earning assets was relatively flat during the third quarter of 1996 compared to 1995. The increase in the average balance of earning assets during the quarter was offset

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  by the decrease in the yields earned. The year to date results reflect an increase of 4.7% in the income from earning assets between 1996 and 1995.

  Funding Opportunities
  TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, NOW and time deposit accounts. Also, TrustCo developed a Short Term Investment Account which was introduced during the second quarter of 1995. This account accepts funds through the Trustco Trust Department.

  Total interest bearing liabilities increased during the quarter from $1.85 billion in 1995 to $1.94 billion in 1996. This increase in balance was offset by a reduction in cost on these liabilities from 4.59% in 1995 to 4.25% in 1996. The growth in the average balances was principally in the savings account and NOW account categories of deposits and in the short term borrowings (principally the Trustco Short Term Investment Account). Likewise, the average balance of money market certificates, deposits greater than $100 thousand, and the time deposit accounts, decreased during the quarter.

  For the year to date results, total interest bearing liabilities increased by 8.2% to $1.92 billion in 1996 compared to 1995. The yield on these liabilities decreased to 4.27% in 1996, compared to 4.40% in 1995. The increase in average balances was partially offset by the reduction in yields, thereby producing an increase of $3.0 million in total interest expense.

  Growth in deposit balances resulted from successful marketing and advertising campaigns undertaken during the first quarter of 1995 in both CD and savings products, which continued to attract deposits throughout the year. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles and provide opportunities for cross selling additional banking services. Trustco has been successful in attracting deposits into the new branches opened in 1995 and to date in 1996.

  Net Interest Income
  Taxable equivalent net interest income totalled $21.5 million for the third quarter of 1996, compared to $20.7 million in 1995. For the nine months of 1996, taxable equivalent net interest income totalled $65.4 million compared to $62.6 million in 1995.

  The net interest margin for the third quarter was 3.98% in 1996 and 4.05% in 1995. For the nine month periods, the net interest margin was 4.08% in 1996 and 4.24 % in 1995.

  Nonperforming Assets
  Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

  Impaired loans are defined as those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of September 30, 1996.

  Nonperforming loans: Total nonperforming loans were $ 11.4 million at September 30, 1996, down from $15.7 million at year end 1995, and down from the $16.7 million at September 30, 1995. Nonaccrual loans were $8.4 million at September 30, 1996, compared to $12.8 million at year end 1995 and $12.8 million at September 30, 1995. At September 30, 1996, there were $4.9 million of residential mortgage loans classified as nonaccrual as compared to $3.5 million at year end 1995, and $3.5 million at September 30, 1995. Loans past due 90 days and still accruing interest were approximately $700 thousand at September 30, 1996, $1.7 million at year end 1995, and $2.7 million at September 30, 1995. Restructured loans amounted to $2.2 million at September 30, 1996, $1.1 million at year end 1995, and $1.2 million at September 30, 1995. Changes in the nonperforming loans since year end 1995 have principally been the transfer of three commercial real estate properties to the category of foreclosed real estate. Management does not anticipate any loss on the disposal of these properties.

  Total commercial and commercial real estate impaired loans were $3.5 million at September 30, 1996, and together with the newly restructured retail loans of $2.2 million, represent the Company's impaired loans at September 30, 1996. Of the $11.4 million nonperforming loans at September 30, 1996, $5.7 million were identified as being impaired, leaving $5.6 million of loans that were nonperforming retail loan products and commercial loans that were past due more than 90 days and still accruing interest. TrustCo does not consider these to be impaired loans.

  The average balance of loans identified as impaired during 1996 was $8.4 million and the interest income earned on the loans classified as impaired at September 30, 1996, was approximately $243,000.

  For the nine months of 1996, charge offs were as follows:

         Commercial loans              $2.6 million
         Installment credit              .7 million
         Mortgage loans                 1.0 million

  Recoveries for the same period were $2.0 million.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996



  Real estate owned: Total real estate owned increased from the year end balance of $3.7 million to $6.6 million at September 30, 1996. Real estate owned at September 30, 1995 was $3.1 million. As noted previously, the increase in the balance outstanding between year end 1995 and September 30, 1996, is the result of three commercial properties being placed in foreclosure during this period.

  Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

  At September 30, 1996, the allowance for loan losses was $50.9 million, an increase of $2.6 million from the year end 1995 balance of $48.3 million. This allowance represents a reserve coverage of 4.5 times the nonperforming loans at September 30, 1996, compared to 3.1 times coverage at year end 1995 and 2.8 times coverage at September 30, 1995. The provision charged to expense during the year was $4.9 million in 1996, compared to $9.7 million in 1995.

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

  Noninterest Income
  Total noninterest income for the three months ended September 30, 1996 was $2.4 million compared to $3.6 million in 1995. For 1996 the Company recorded $1.3 million of net securities losses during the third quarter, compared to approximately $141,000 of net securities gains in 1995. Therefore once these securities transactions are eliminated, the 1996 noninterest income was $3.7 million compared to $3.5 million in 1995. Likewise for the nine months ended September 30, 1996, total noninterest income (excluding the effects of net securities transactions) was $10.9 million, compared to $10.3 million in 1995.

  Noninterest Expenses
  Total noninterest expense for the third quarter of 1996 was $10.2 million compared to $10.7 million in 1995. The decrease in occupancy expense and the reduced cost of operating and disposing of other real estate were the principal reasons for the overall decrease in noninterest expense during the two time periods.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1996


  For the first nine months of 1996, noninterest expense amounted to $31.4 million compared to $34.3 million in 1995. Similar to the quarter results, the decrease in total noninterest expense was due principally to a reduction in FDIC insurance expense and expenses associated with other real estate.

  Income Taxes
  In the third quarter of 1996 and 1995, TrustCo recognized $ 4.6 million and $3.3 million, respectively, of income tax expense. This resulted in an effective tax rate of 37.9% in 1996 and 33.6% in 1995. For the nine months of 1996, total tax expense was $12.7 million compared to $9.5 million for 1995.

  Capital Resources
  Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retention program.

  Total shareholders' equity at September 30, 1996 was $157.7 million down 1.5% from year end 1995. The change in shareholders' equity between year end 1995 and September 30, 1996 reflects the net income retained in TrustCo (after shareholders' dividend payments) offset by the reduction in the net unrealized appreciation on securities available for sale of $9.7 million. Excluding the effect of the FASB 115 adjustment (mark to market on the available for sale securities), shareholders' equity was $147.7 million at year end 1995 and $155.0 million at September 30, 1996.

  TrustCo declared dividends of $0.72 per share so far in 1996, compared to $0.64 in 1995. These resulted in a dividend payout ratio of 69.3% in 1996 and 69.4% in 1995. The Company achieved the following ratios as of September 30, 1996 and 1995:


                                   September 30,            Minimum Regulatory
                                 1996          1995          Guidelines
 Tier 1 risk adjusted
     capital                     12.96         12.27             4.00

 Total risk adjusted
     capital                     14.25         13.55             8.00


  In addition, at September 30, 1996 and 1995, the consolidated equity to asset ratio (excluding the mark to market on the securities available for sale) was 6.91% and 6.82%, respectively.



                                                                    TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                    STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following  table  summarizes the component   distribution   of   average
                                         balance sheet,  related interest income and expense and the average  annualized yields on  interest-earning  assets and annualized  rates  on  interest-bearing libilities of TrustCo (adjusted for tax equivalency)  for each of the  reported periods.  Nonaccrual loans are included in loans for this analysis. The average
                                         balances of  securities  available  for sale  is  calculated   using  amortized
                                         costs for these securities. Included in the balance of shareholders'  equity is unrealized appreciation, net of tax, in the  available  for sale  portfolio  of
                                         $1.8  million in 1996 and $3.9  million in 1995.

                                                Third Quarter                 Third Quarter
                                                     1996                          1995
                                         ---------------------------   ---------------------------  ------------------------------
                                          Average            Average    Average            Average  Change in  Variance  Variance
   (dollars in thousands)                 Balance   Interest  Rate      Balance   Interest  Rate     Interest  Balance     Rate
                                                                                                     Income/    Change    Change
                  Assets                                                                             Expense

   Commercial loans.....................$  219,552  $  5,176   9.42% $   236,321  $  5,695   9.62%       (519)     (401)     (118)
   Residential mortgage loans...........   786,472    16,275   8.28%     725,836    15,275   8.42%      1,000     2,534    (1,534)
   Home equity lines of credit .........   185,251     4,272   9.17%     201,100     5,137  10.14%       (865)     (392)     (473)
   Installment loans....................    31,316     1,020  12.95%      33,372     1,050  12.48%        (30)     (214)      184
                                         ---------    ------           ---------    ------              -----     -----     -----
   Loans, net of unearned income........ 1,222,591    26,743   8.74%   1,196,629    27,157   9.06%       (414)    1,527    (1,941)

   Securities available for sale:
    U.S. Treasuries and agencies........   350,188     6,874   7.85%     312,604     5,925   7.58%        949       732       217
    Mortgage-backed securities..........    29,007       595   8.21%         ---       ---     ---        595       595       ---
    States and political subdivisions...    81,980     1,632   7.96%      17,344       361   8.31%      1,271     1,329       (58)
    Other ..............................    39,767       522   5.24%      20,555       234   4.53%        288       246        42
                                         ---------    ------           ---------    ------              -----     -----     -----
      Total securities available for sale  500,942     9,623   7.68%     350,503     6,520   7.44%      3,103     2,902       201

   Investment securities:
    U.S. Treasuries and agencies........       ---       ---     ---     120,985     2,280   7.54%     (2,280)   (2,280)      ---
    Mortgage-backed securities..........       ---       ---     ---     126,425     2,112   6.68%     (2,112)   (2,112)      ---
    States and political subdivisions...       ---       ---     ---      43,410       805   7.42%       (805)     (805)      ---
    Other ..............................       ---       ---     ---      15,014       294   7.85%       (294)     (294)      ---
                                         ---------    ------           ---------    ------              -----     -----     -----
      Total investment securities.......       ---       ---     ---     305,834     5,491   7.18%     (5,491)   (5,491)      ---

   Federal funds sold...................   439,380     5,898   5.34%     196,891     2,908   5.86%      2,990     4,695    (1,705)
                                         ---------    ------           ---------    ------              -----     -----     -----
     Total Interest earning assets...... 2,162,913    42,264   7.80%   2,049,857    42,076   8.20%        188     3,633    (3,445)
   Allowance for loan losses............   (51,140)   ------             (46,187)   ------              -----     -----     -----
   Cash and non-interest earning assets.   133,476                       124,155
                                         ---------                     ---------
     Total assets.......................$2,245,249                   $ 2,127,825
                                         =========                     =========
   Liabilities and shareholders' equity Time deposits:
    Interest-bearing checking:
      NOW accounts .....................$  234,845       908   1.54% $   229,660     1,107   1.91%       (199)      157      (356)
      Money market accounts.............    71,118       523   2.92%      77,729       566   2.89%        (43)      (84)       41
    Savings.............................   677,234     5,845   3.43%     621,015     6,386   4.08%       (541)    2,721    (3,262)
    CD's over $100 thousand.............    84,773     1,216   5.71%      87,515     1,347   6.10%       (131)      (42)      (89)
    Other time deposits.................   759,171    10,887   5.71%     783,230    11,359   5.75%       (472)     (371)     (101)
                                         ---------    ------           ---------    ------              -----     -----     -----
     Total time deposits................ 1,827,141    19,379   4.22%   1,799,149    20,765   4.58%     (1,386)    2,381    (3,767)
   Short-term borrowings................   117,769     1,406   4.75%      52,427       642   4.86%        764       863       (99)
   Long-term debt.......................       ---       ---     ---         ---       ---     ---
                                         ---------    ------           ---------    ------              -----     -----     -----
     Total interest-bearing liabilities. 1,944,910    20,785   4.25%   1,851,576    21,407   4.59%       (622)    3,244    (3,866)
   Demand deposits......................   116,275    ------             101,113    ------              -----     -----     -----
   Other liabilities....................    30,791                        28,908
   Shareholders' equity.................   153,273                       146,228
                                         ---------                     ---------
     Total liab. & shareholders' equity.$2,245,249                   $ 2,127,825
                                         =========                     =========
   Net interest income..................              21,479                        20,669                810       389       421
                                                      ------                        ------              -----     -----     -----
   Net interest spread..................                       3.55%                         3.61%

   Net interest margin (net interest
    income to total interest earning
      assets)...........................                       3.98%                         4.05%

   Tax equivalent adjustment                             674                           570
                                                      ------                        ------
      Net interest income per book......            $ 20,805                      $ 20,099
                                                      ======                        ======





                                                                     TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                     STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following  table  summarizes the component   distribution   of   average
                                         balance sheet,  related interest income and expense and the average  annualized yields on  interest-earning  assets and annualized  rates  on  interest-bearing libilities of TrustCo (adjusted for tax equivalency)  for each of the  reported periods.  Nonaccrual loans are included in loans for this analysis. The average
                                         balances of  securities  available  for sale  is  calculated   using  amortized
                                         costs for these securities. Included in the balance of shareholders'  equity is unrealized appreciation, net of tax, in the  available  for sale  portfolio  of
                                         $5.2  million in 1996 and $2.4  million in 1995.

                                                 Nine Months                    Nine Months
                                                     1996                           1995
                                         ----------------------------   ----------------------------  ------------------------------
                                          Average             Average    Average             Average  Change in  Variance  Variance
   (dollars in thousands)                 Balance   Interest   Rate      Balance   Interest   Rate     Interest  Balance     Rate
                                                                                                       Income/    Change    Change
                  Assets                                                                               Expense

   Commercial loans.....................$  226,399  $  15,900   9.37% $   237,815  $  16,940   9.50%     (1,040)     (800)     (240)
   Residential mortgage loans...........   779,004     48,563   8.31%     702,245     44,281   8.41%      4,282     5,094      (812)
   Home equity lines of credit .........   188,478     13,014   9.22%     204,181     15,604  10.22%     (2,590)   (1,143)   (1,447)
   Installment loans....................    31,834      3,150  13.22%      33,213      3,151  12.68%         (1)     (177)      176
                                         ---------    -------           ---------    -------              -----     -----     -----
   Loans, net of unearned income........ 1,225,715     80,627   8.77%   1,177,454     79,976   9.06%        651     2,974    (2,323)

   Securities available for sale:
    U.S. Treasuries and agencies........   418,007     24,153   7.70%     219,146     12,606   7.67%     11,547    11,491        56
    Mortgage-backed securities..........    53,227      3,029   7.59%         ---       ---      ---      3,029     3,029       ---
    States and political subdivisions...    74,698      4,383   7.82%       9,187        568   8.25%      3,815     3,854       (39)
    Other ..............................    40,719      1,765   5.78%      18,257        823   6.02%        942       998       (56)
                                         ---------    -------           ---------    -------              -----     -----     -----
      Total securities available for sale  586,651     33,330   7.58%     246,590     13,997   7.57%     19,333    19,372       (39)

   Investment securities:
    U.S. Treasuries and agencies........       ---       ---      ---     137,185      7,662   7.45%     (7,662)   (7,662)      ---
    Mortgage-backed securities..........       ---       ---      ---     131,920      6,636   6.71%     (6,636)   (6,636)      ---
    States and political subdivisions...       ---       ---      ---      43,962      2,438   7.39%     (2,438)   (2,438)      ---
    Other ..............................       ---       ---      ---      15,013        883   7.85%       (883)     (883)      ---
                                         ---------    ------            ---------    -------              -----     -----     -----
      Total investment securities.......       ---       ---      ---     328,080     17,619   7.16%    (17,619)  (17,619)      ---

   Federal funds sold...................   321,781     12,911   5.36%     214,330      9,525   5.94%      3,386     4,919    (1,533)
                                         ---------    -------           ---------    -------              -----     -----     -----
     Total Interest earning assets...... 2,134,147    126,868   7.93%   1,966,454    121,117   8.22%      5,751     9,646    (3,895)
   Allowance for loan losses............   (50,956)   -------             (43,764)   -------              -----     -----     -----
   Cash and non-interest earning assets.   131,098                        122,544
                                          ---------                      ---------
     Total assets.......................$2,214,289                    $ 2,045,234
                                         =========                      =========
   Liabilities and shareholders' equity Time deposits:
    Interest-bearing checking:
      NOW accounts .....................$  234,160      2,701   1.54% $   231,163      3,260   1.89%       (559)       69      (628)
      Money market accounts.............    70,354      1,535   2.91%      81,949      1,763   2.88%       (228)     (265)       37
    Savings.............................   668,662     17,278   3.45%     612,219     17,693   3.86%       (415)    2,148    (2,563)
    CD's over $100 thousand.............    86,755      3,711   5.71%      80,731      3,514   5.82%        197       295       (98)
    Other time deposits.................   767,916     32,991   5.74%     738,427     31,172   5.64%      1,819     1,281       538
                                         ---------    -------           ---------    -------              -----     -----     -----
     Total time deposits................ 1,827,847     58,216   4.25%   1,744,489     57,402   4.40%        814     3,528    (2,714)
   Short-term borrowings................    92,891      3,236   4.65%      29,957      1,019   4.55%      2,217     2,192        25
   Long-term debt.......................       ---        ---     ---       1,053         69   8.75%        (69)      (69)      ---
                                         ---------    -------           ---------    -------              -----     -----     -----
     Total interest-bearing liabilities. 1,920,738     61,452   4.27%   1,775,499     58,490   4.40%      2,962     5,651    (2,689)
   Demand deposits......................   110,242    -------              96,208    -------              -----     -----     -----
   Other liabilities....................    28,954                         30,011
   Shareholders' equity.................   154,355                        143,516
                                         ---------                      ---------
     Total liab. & shareholders' equity.$2,214,289                    $ 2,045,234
                                         =========                      =========
   Net interest income..................               65,416                         62,627              2,789     3,995    (1,206)
                                                      -------                        -------              -----     -----     -----
   Net interest spread..................                        3.66%                          3.82%

   Net interest margin (net interest
    income to total interest earning
      assets)...........................                        4.08%                          4.24%

   Tax equivalent adjustment                            1,948                          1,548
                                                      -------                        -------
      Net interest income per book......            $  63,468                      $  61,079
                                                      =======                        =======








                                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                    TrustCo Bank Corp NY


  Date:  November 12, 1996    By:      /s/Robert A. McCormick
                              -----------------------------------------
                              Robert A. McCormick
                              President and
                              Chief Executive Officer


  Date:  November 12, 1996     By:      /s/Robert T. Cushing
                               -----------------------------------------
                               Robert T. Cushing
                               Vice President and Chief
                               Financial Officer