Form 10-K405
period 1996-12-31
TRUSTCO BANK CORP N Y
filed 1997-04-02
CIK 357301

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
           (Fee Required) For the Fiscal Year Ended December 31, 1996
                                       Or
                         [ ] Transition Report Pursuant
                            to Section 13 or 15(d) of
                           the Securities Exchange Act
                            of 1934 (No Fee Required)

   For the transition period from ____________________ to ____________________

                         Commission file number 0-10592

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)

          NEW YORK                                   14-1630287
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation  or organization)

320 STATE STREET, SCHENECTADY, NEW YORK                              12305
(Address of principal executive offices)                          (Zip Code)

  Registrant's telephone number, including area code: (518) 377-3311

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of exchange on which registered
       None                                               None

        Securities registered pursuant to Section 12(g) of the Act: None
                                      None
                       Common Stock, $1.00 Par Value None
                              (Title of class)
                               ______________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) None of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[X]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                               Number of Shares Outstanding
Class of Common Stock                              as of March 17, 1997
    $1 Par Value                                         20,395,288

The aggregate market value of registrant's common stock (based upon the closing price on March 17, 1997) held by non-affiliates was approximately $430,850,459.

                       Documents Incorporated by Reference

(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Part I and Part II).

(2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 1997 (Part III).

                                      INDEX

------------------------------------------------------------------------------


Description                                                             Page

PART I
 Item 1    Business                                                        1
 Item 2    Properties                                                      5
 Item 3    Legal Proceedings                                               5
 Item 4    Submission of Matters to a Vote of Security                     5
                Holders

PART II
 Item 5    Market for the Registrant's Common Equity and                   7
                Related Stockholder Matters
 Item 6    Selected Financial Data                                         7
 Item 7    Management's Discussion and Analysis of                         7
                Financial Condition and Results of Operations
 Item 8    Financial Statements and Supplementary Data                     7
 Item 9    Changes in and Disagreements with Accountants                   7
                On Accounting and Financial Disclosure

PART III
 Item 10   Directors and Executive Officers of Registrant                  7
 Item 11   Executive Compensation                                          7
 Item 12   Security Ownership of Certain Beneficial Owners                 8
                And Management
 Item 13   Certain Relationships and Related Transactions                  8

PART IV
 Item 14   Exhibits, Financial Statement Schedules, and                    8
                     Reports on Form 8-K

EXHIBITS INDEX                                                            15

                                                      PART I
Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. Following receipt of necessary regulatory approvals, TrustCo commenced business on July 1, 1982. In 1991, TrustCo acquired, for a combination of cash and TrustCo common stock, Home & City Savings Bank ("Home & City") located in Albany, New York. At the time of the acquisition, Home & City operated 16 branches, and had total assets of approximately $ 848 million, deposits of $ 750 million and shareholders' equity of $ 93 million. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 448 full-time equivalent employees at year-end 1996. TrustCo had 5,897 shareholders of record as of December 31, 1996, and the closing price of the TrustCo common stock at that date was $21.375.

Bank Subsidiary
On November 16, 1994, TrustCo initiated the process to convert its banking subsidiary, Trustco Bank New York, a New York state chartered trust company, to a national banking association operating under the name Trustco Bank, National Association (the "Bank"). The conversion was undertaken to minimize duplicative federal/state compliance issues. The conversion became effective on February 1, 1995. The Bank is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 25 automatic teller machines and 48 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 1996 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $950 million as of December 31, 1996.

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

Competition
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Bank's most direct competition for deposits, historically, has come from other commercial banks, savings associations and credit unions, which are located, or have branches in those areas. The Bank also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last five years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers, are all active and aggressive competitors. The Bank competes in the environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. It competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

TrustCo operates in a number of communities where the competition ranges from other locally based commercial and savings banks, to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest commercial bank headquartered in the Capital District area.

Supervision and Regulation
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Reserve Board"). The Act requires TrustCo to obtain prior Reserve Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The
Bank, as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Because the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not its primary federal regulator. Virtually all aspects of TrustCo's and the Bank's business are subject to regulation and examination by the Reserve Board, the FDIC and the OCC.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, which appears on pages 33 and 34 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the FDIC and the Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 12 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, which appears on page 43 thereof and contains information concerning regulatory capital requirements.

Recent Legislation
In September 1994, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state subject to state deposit caps and a 10% nationwide deposit cap. In addition, this law provides for full interstate branching by bank merger commencing on June 1, 1997. States may "opt-out" of this branching provision prior to the effective date, and alternatively, states may "opt-in" earlier than June 1, 1997. New York "opted-in" prior to June 1, 1997, by allowing out-of-state banks with reciprocal branching laws to branch in New York through acquisition.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was signed into law on September 30, 1996. This law streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under this law, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Reserve Board although written notice is required within ten days after commencing the activity. Also under this law, the prior notice period is reduced to twelve days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. This law also provides for the recapitalization of the Savings Association Insurance Fund which generally insures the deposits of thrift institutions, in order to bring it into parity with the Bank Insurance Fund.

The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of TrustCo. The operations of TrustCo may be affected by legislative changes and by the policies of various regulatory authorities. TrustCo is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

Foreign Operations
Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.

Statistical Information Analysis
The "Management's Discussion and Analysis" on pages 6 through 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.

Forward-Looking Statements
Statements included in the Management's Discussion and Analysis of Operations of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.                    Properties

TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 48 offices, of which 20 are owned and 28 are leased from others. The asset value of these properties, when considered in the aggregate, are not material to the operation of TrustCo.

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



Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                  Year First
Name, Age and            Principal Occupations                    Became
Position                 Or Employment Since                      Executive
With Trustco             January 1, 1992                          of TrustCo


Robert A. McCormick,     President and Chief Executive Officer,
60, President and        TrustCo Bank Corp NY.  President and           1984
Chief Executive Officer  Chief Executive Officer, Trustco Bank,
                         National Association


Robert T. Cushing,       Vice President and Chief Financial Officer,
41,Vice President and    TrustCo Bank Corp NY since 1994.  Senior       1994
Chief Financial Officer  Vice President and Chief Financial Officer,
                         Trustco Bank, National Association since
                         1994.  Partner, KPMG Peat Marwick LLP
                         (1987-1994).


Nancy A. McNamara,       Vice President, TrustCo Bank Corp NY
47, Vice President       since 1992.  Senior Vice President, Trustco    1992
                         Bank, National Association since 1988.

William F. Terry,        Secretary, TrustCo Bank Corp NY since
55, Secretary            1990.  Senior Vice President, Trustco Bank,    1990
                         National Association since 1987.  Secretary,
                         Trustco Bank, National Association since
                         1990.

Ralph A. Pidgeon,        Vice President and Assistant Secretary,
54,Vice President        TrustCo Bank Corp NY since 1995.  Senior       1995
and Assistant            Vice President, Trustco Bank, National
Secretary                Association since 1978.


There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                                      PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters
Page one of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference. The closing price for the Corporation's common stock on December 31, 1996, was $21.375.


Item 6.   Selected Financial Data
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Pages 6 through 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data
The financial statements, together with the report thereon of KPMG Peat Marwick LLP on pages 26 through 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                                    PART III


Item 10.  Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 6, and Section 16(a) Beneficial Ownership Reporting Compliance" on page 21, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 1997, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."


Item 11.  Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer

Compensation" and "TrustCo Retirement Plans" on pages 7 through 11 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 1997, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 5 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 20 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 1997, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 21 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 1997, is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.

         Consolidated Statements of Condition -- December 31, 1996 and 1995.

         Consolidated Statements of Income -- Years Ended December 31, 1996, 1995, and 1994.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Financial Statement Schedules
         Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

         The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No.                 Description
10(a) Employment Agreement dated January 1, 1992 and, Amendment No. 1 dated November 16, 1993, among TrustCo, the Bank and Robert A. McCormick. Amendment No. 2 dated September 1, 1994, Amendment No.
          3 dated February 13, 1995, Amendment No. 4 dated December 1, 1995, among Trustco, the Bank and Robert A. McCormick, including Schedule A.

10(b) Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, including Schedule A, among TrustCo, the Bank and Robert T. Cushing.

10(c)     Restated Employment Agreement dated June 21, 1994  and Amendment
          No.1 dated February 14, 1995, including Schedule A, among TrustCo, the Bank and Nancy A. McNamara.

10(d)     Restated Employment Agreement dated June 21, 1994, and Amendment
          No. 1 dated February 14, 1995,including Schedule A, among TrustCo, the Bank and Ralph A. Pidgeon.

10(e)     Restated Employment Agreement dated June 21, 1994, and Amendment
          No.1 dated February 14, 1995, including Schedule A, among TrustCo, the Bank and William F. Terry.

10(f)     Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

10(g)     TrustCo Bank Corp NY Directors Stock Option Plan.

10(h) Restated Trustco Bank Supplemental Retirement Plan, dated June 24, 1994, Amendment No. 1, dated February 13, 1995 and Amendment No. 2, dated December 1, 1995.

10(i) Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated June 24, 1994 and Amendment No. 1 dated December
          1, 1995.

  The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No.                 Description
10(j) Trustco Bank Executive Officer Incentive Plan dated December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995, and Amendment No. 3, dated December 1, 1995.

10(k)     1995 TrustCo Bank Corp NY Stock Option Plan.
























----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.                 Description
10(l) Amendment No. 2 to Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated March 29, 1996.

10(m) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and William F. Terry, dated March 29, 1996.

10(n) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996.

11        Computation of Net Income Per Common Share.

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 1996.

21        List of Subsidiaries of TrustCo.

23        Independent Auditors' Consent of KPMG Peat Marwick LLP.

24        Power of Attorney.

27        Financial Data Schedules.







----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

Reports on Form 8-K:


On October 16, 1996, TrustCo filed a Current Report on Form 8-K reporting the third quarter 1996 results.

On January 22, 1997, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 1996, results.

On February 20, 1997, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

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




Date: March 19, 1997

                                                    Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title                      Date

                  *                      Director             March 18, 1997
-------------------------------
Barton A. Andreoli

                  *                      Director             March 18, 1997
-------------------------------
Lionel O. Barthold

                  *                      Director             March 18, 1997
-------------------------------
M. Norman Brickman

                  *                      Director             March 18, 1997
-------------------------------
Robert A. McCormick

                  *                      Director             March 18, 1997
-------------------------------
Nancy A. McNamara

                  *                      Director             March 18, 1997
-------------------------------
Dr. Anthony J. Marinello

                  *                      Director             March 18, 1997
-------------------------------
Dr. John S. Morris

                  *                      Director             March 18, 1997
-------------------------------
Dr. James H. Murphy

                  *                      Director             March 18, 1997
-------------------------------
Richard J. Murray, Jr.

                  *                      Director             March 18, 1997
-------------------------------
Kenneth C. Petersen

                  *                      Director             March 18, 1997
-------------------------------
William D. Powers

                  *                      Director             March 18, 1997
-------------------------------
William J. Purdy

/s/William F. Terry                      Director             March 18, 1997
William F. Terry

                                           By:/s/William F. Terry
                                           *William F. Terry, as Agent
                                           Pursuant to Power of Attorney

                                                      Exhibits Index

Reg S-K
Item 601
Exhibit No.       Exhibit                                              Page No.



10(a)        Employment Agreement dated January 1, 1992 and,
             Amendment No. 1 dated November 16, 1993, among TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(a); and Amendment No. 2 dated September 1, 1994, and Amendment No. 3 dated February 13, 1995, among TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Amendment No. 4 dated December 1, 1995, to the Employment Agreement dated January 1, 1992, among Trustco, the Bank and Robert A. McCormick, filed as exhibit 10(b) and Schedule A filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, are incorporated herein by reference.

  10(b) Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Robert T. Cushing filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, among TrustCo, the Bank and Robert T. Cushing, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 1995, are incorporated herein by reference.

  10(c)      Restated Employment Agreement dated June 21, 1994  and
             Amendment No. 1 dated February 14, 1995, among TrustCo, the
             Bank and Nancy A. McNamara, filed as Exhibit 10(d) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the
             Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, are incorporated herein by reference.

                                                      Exhibits Index

 Reg S-K
 Item 601
 Exhibit No. Exhibit                                                   Page No.



  10(d) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among
             TrustCo, the Bank and Ralph A. Pidgeon, filed as.
             Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated
             June 21, 1994, filed as exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, are incorporated herein by reference.

  10(e) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and William F. Terry, filed as. Exhibit 10(e) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, are incorporated herein by reference.

  10(f) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended and restated effective July 1, 1994, filed as
             Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by reference.

  10(g)      TrustCo Bank Corp NY Directors Stock Option Plan filed as
             Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

  10(h)      Restated Trustco Bank Supplemental Retirement Plan, dated
             June 24, 1994, Amendment No. 1, dated February 13, 1995 and Amendment No. 2, dated December 1, 1995, filed as exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, are incorporated herein by reference.

  10(i) Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated June 24, 1994 and Amendment No.
             1 dated December 1, 1995, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, are incorporated herein by reference.

                                                      Exhibits Index

Reg S-K
Item 601
Exhibit No.  Exhibit                                                   Page No.



10(j) Trustco Bank Executive Officer Incentive Plan dated December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995, and Amendment No. 3, dated December 1, 1995, filed as
             Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, are incorporated herein by reference.

10(k)        1995 TrustCo Bank Corp NY Stock Option Plan, dated
             June 20, 1995, filed on Form S-8 (file No. 33-60409) dated June 20, 1995, is incorporated herein by reference.

10(l)        Amendment No. 2 to Restated Agreement for Supplemental          19
             Retirement Benefits for Robert A. McCormick, dated
             March 29, 1996, is filed herewith.

10(m)        Second Restatement of Trustco Bank Supplemental
             Retirement Plan among the Bank and each of Robert T.            21
             Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and
             William F. Terry, dated March 29, 1996, is filed herewith.

10(n)        Restatement of Trustco Bank Executive Officer Incentive Plan,   42
             dated March 29, 1996, is filed herewith.

11           Computation of Net Income Per Common Share is filed herewith.   56

                                                      Exhibits Index

Reg S-K
Item 601
Exhibit No.  Exhibit                                                    Page No.



13           Portions of Annual Report to Security Holders of TrustCo
             for the year ended December 31, 1996, is filed herewith.        57
                                GRAPHICS APPENDIX
                                                                 Cross
                                                                 Reference
                                                                 To Page
                                                                 Of Annual
 Omitted Charts                                                  Report
 1   Taxable Equivalent Net Interest
         Income                                                        7

 2   Dividends Per Share                                              15

 3   Allowance for Loan Losses                                        17

 4   Allowance to Loans
         Outstanding                                                  17

 5   Efficiency Ratio                                                 21

 6   Noninterest Expense                                              21

 The charts listed above were omitted from the EDGAR version of
 Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.

  21 List of Subsidiaries of TrustCo, filed herewith.                109

  23 Independent Auditors' Consent of KPMG Peat Marwick LLP,         110
         filed herewith.
  24 Power of Attorney, filed herewith.                              111
  27 Financial Data Schedules, filed herewith.                       112

                               AMENDMENT NO. 2 TO
             RESTATED AGREEMENT FOR SUPPLEMENTAL RETIREMENT BENEFITS
                             FOR ROBERT A. McCORMICK


         WHEREAS, TrustCo Bank Corp NY, a New York corporation, Trustco Bank, National Association (herein referred to as the "Corporation"), and Robert A. McCormick (herein referred to as the "Executive") entered into an Agreement For Supplemental Retirement Benefits dated as of January 1, 1992 (herein referred to as the "Agreement"); and
         WHEREAS, the Corporation and the Executive desire to amend the
Agreement;
         NOW, THEREFORE, the Agreement is hereby amended effective January 1, 1996, as follows:
                                                        I.
         The  following  is  hereby  added  at  the  end of  Article  III of the
Agreement:
                  "3.5. Notwithstanding Section 3.3, if the Executive's employment with the Corporation or one of its subsidiaries is terminated for any reason, the Corporation, upon the petition of the Executive, may pay to the Executive an amount equal to the Executive's Supplemental Account Balance. The Corporation will not unreasonably withhold its consent to the Executive's petition under this Section 3.5.

                  3.6. Notwithstanding Section 3.3, if the Executive becomes disabled and petitions the Corporation after demonstrating a financial hardship as a result of such disability, the Corporation will pay to the Executive an amount equal to the Executive's Supplemental Account Balance. In the event the Executive is so disabled as to be unable to care for his own affairs, the Executive's duly qualified guardian or other legal representative may petition the Corporation on the Executive's behalf. The Committee will have the sole discretion to determine financial hardship for purposes of this Section 3.6.

                  3.7. In the event that the Internal Revenue Service determines that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, the Corporation will distribute to the Executive that portion of his benefit on which federal income tax is being imposed."

                                                        II.
         The following is hereby added at the end of Article V of the Agreement:
                  "5.8. All expenses (including, without limitation, legal fees and expenses) incurred by the Executive in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to this Agreement shall be paid by the Corporation."
                                                       III.
         Section 6.1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:
                  "6.1. Notwithstanding Section 3.3, in the event the Executive's employment with the Corporation or one of its subsidiaries is terminated for any reason within one year prior to, or at any time after, a Change in Control, the Corporation will pay to the Executive or his Beneficiary, a single lump sum equal to his Supplemental Account Balance. In the event of a hostile Change in Control, the Corporation will pay to the Executive or his Beneficiary, within ten (10) days after such hostile Change in Control, a single lump sum equal to his Supplemental Account Balance. For purposes of this Section 6.1, a hostile Change in Control is defined as a transaction which the executive officers of the Corporation unanimously determine is a hostile Change of Control. IN WITNESS WHEREOF, the Corporation has caused this Amendment
No. 2 to be executed this 29 day of March, 1996.
                                                     TRUSTCO BANK CORP NY


                                           By: /s/William F. Terry
                                           -----------------------
                                           WIlliam F. Terry

                                           Title: Sr. V.P. & Secretary



                                           TRUSTCO BANK, NATIONAL ASSOCIATION


                                           By: /s/William F. Terry
                                           -----------------------
                                           WIlliam F. Terry

                                           Title: Sr. V.P. & Secretary

                                          /s/Robert A. Mccormick
                                          ----------------------------------
                                          Robert A. McCormick

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN

                               TABLE OF CONTENTS


                                                                          Page
ARTICLE I    DEFINITIONS...................................................  1
    SECTION 1.1.    Actuarial Equivalent...................................  1
    SECTION 1.2.    Board of Directors.....................................  1
    SECTION 1.3.    Cause..................................................  1
    SECTION 1.4.    Change in Control......................................  1
    SECTION 1.5.    Code...................................................  2
    SECTION 1.6.    Committee..............................................  2
    SECTION 1.7.    Corporation............................................  2
    SECTION 1.8.    Credited Years of Service..............................  2
    SECTION 1.9.    Determination Date.....................................  2
    SECTION 1.10.   Earnings...............................................  3
    SECTION 1.11.   Employee...............................................  3
    SECTION 1.12.   Final Average Earnings.................................  3
    SECTION 1.13.   Normal Retirement Date.................................  4
    SECTION 1.14.   Participant............................................  4
    SECTION 1.15.   Plan...................................................  4
    SECTION 1.16.   Plan Year..............................................  4
    SECTION 1.17.   Primary Social Security Benefit........................  4
    SECTION 1.18.   Projected Accrued Benefit..............................  4
    SECTION 1.19.   Projected Earnings.....................................  4
    SECTION 1.20.   Projected Final Average Earnings.......................  5
    SECTION 1.21.   Projected Primary Social Security
                       Benefit.............................................  5
    SECTION 1.22.   Projected Total Retirement Benefit.....................  5
    SECTION 1.23.   Projected Years of Service.............................  5
    SECTION 1.24.   Retirement Plan........................................  5
    SECTION 1.25.   Supplemental Account Balance...........................  5
    SECTION 1.26.   Supplemental Retirement Benefit........................  5
    SECTION 1.27.   Total Retirement Benefit...............................  6
    SECTION 1.28.   Valuation Date.........................................  7

ARTICLE II   PARTICIPATION.................................................  7

ARTICLE III  BENEFITS......................................................  7
    SECTION 3.1.    Benefit Amount.........................................  7
    SECTION 3.2.    Supplemental Account Balance at
                       December 31, 1993...................................  7
    SECTION 3.3.    Redetermination of Supplemental Account
                       Balance on or Before Normal
                       Retirement Date.....................................  8
    SECTION 3.4.    Determination of Supplemental Account
                    Balance After Normal Retirement Date...................  9
    SECTION 3.5.    Monthly Allocation Date................................ 10
    SECTION 3.6.    Reduction of Supplemental Account
                    Balance................................................ 10

ARTICLE IV   PAYMENT OF BENEFITS........................................... 10

ARTICLE V    CLAIMS........................................................ 11

ARTICLE VI   AMENDMENT AND TERMINATION..................................... 12

ARTICLE VII  ADMINISTRATION................................................ 12

ARTICLE VIII MISCELLANEOUS................................................. 12

ARTICLE IX   CHANGE OF CONTROL............................................. 13

                              SECOND RESTATEMENT OF
                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN


         WHEREAS, Trustco Bank, National Association, a New York corporation (the "Corporation") established effective as of November 21, 1989, the Trustco Bank Supplemental Retirement Plan (the "Plan"); and

         WHEREAS, the Corporation desires to amend and restate the Plan effective as of January 1, 1996;

         NOW, THEREFORE, effective as of January 1, 1996, the Plan is hereby amended and restated in its entirety so that it shall read as follows:

                                    ARTICLE I
                                   DEFINITIONS

         Except as otherwise specified herein, all capitalized terms shall have the same meanings as such terms have under the Retirement Plan of Trustco Bank, National Association.

         SECTION 1.1. "Actuarial Equivalent" means equality in value of the aggregate amounts expected to be received under different forms of payment, based on the UP-1984 Mortality Table, with 7 1/2% interest. When determining the amount of a Participant's lump sum distribution or the present value of a Participant's Accrued Benefit under the Retirement Plan, the interest rates used to make an Actuarial Equivalent determination are the immediate and deferred annuity rates the Pension Benefit Guaranty Corporation ("PBGC") would use for a trusteed single employer plan to value a benefit upon termination of an insufficient trusteed single- employer plan. In the event of a distribution made during a calendar year, the applicable PBGC interest rates for the month of January preceding the distribution shall be used to make an Actuarial Equivalent determination.

         SECTION 1.2.  "Board of Directors" means the Board of
Directors of Trustco Bank, National Association.

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

         SECTION 1.7.  "Corporation" means Trustco Bank, National
Association.

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

         SECTION 1.10. "Earnings" means the calendar year earned income, wages, salaries, and fees for professional services, and other amounts received for personal services actually rendered in the course of employment with the Corporation (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses, and amounts paid under the Trustco Bank Executive Officer Incentive Plan and the Trustco Bank Executive Incentive Plan) paid or accrued to a Participant by the Company and excluding the following:

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

         SECTION 1.18. "Projected Accrued Benefit" under the Retirement Plan means the Participant's Accrued Benefit under the Retirement Plan as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefit, and Projected Years of Service.

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

         SECTION 1.24. "Retirement Plan" means the Retirement Plan of Trustco Bank, National Association.

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

                                   ARTICLE II
                                  PARTICIPATION

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

                                   ARTICLE III
                                    BENEFITS

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

         SECTION 3.4. Determination of Supplemental Account Balance After Normal Retirement Date. If a Participant remains in the employment of the Corporation beyond his Normal Retirement Date, his Supplemental Account Balance shall be increased as of each Valuation Date subsequent to his Normal Retirement Date by an amount equal to:

         (a) the interest on the Supplemental Account Balance as of the immediately preceding Valuation Date (adjusted for any distributions made to the Participant in accordance with
                  Section 4.4 since the immediately preceding Valuation Date) at the Pension Benefit Guaranty Corporation interest rate in effect on the Valuation Date, plus

         (b) the same percentage of Earnings as is allocated as of such Valuation Date to participants under the Profit Sharing Plan of Trustco Bank, National Association.

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

         SECTION 3.5.  Monthly Allocation Date.  The Supplemental
Account Balance on the last day of any month during the Plan Year
(the "Monthly Allocation Date") shall be equal to:

         (a) the Supplemental Account Balance as of the immediately preceding Valuation Date, plus

         (b) the Account Balance Increment, times the quotient of the number of months from the immediately preceding Valuation Date to the Monthly Allocation Date, divided by 12.

         SECTION 3.6. Reduction of Supplemental Account Balance. A Participant's Supplemental Account Balance will be reduced by the amount of any distribution made to the Participant pursuant to Sections 4.3 or 4.4.

                                   ARTICLE IV
                               PAYMENT OF BENEFITS

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

         SECTION 4.2. If a Participant's employment with the Corporation or one of its subsidiaries is terminated (a) by retirement, (b) by disability, or (c) by death, the Participant or his Beneficiary will be entitled to his Supplemental Account Balance determined at the next Valuation Date.

         SECTION 4.3. The Supplemental Account Balance shall commence to be paid to a Participant or his Beneficiary at such time as benefits become payable to the Participant under the Retirement Plan. The Supplemental Account Balance may be paid in any one of the benefit forms provided under the Retirement Plan or in one lump sum or a series of installments, as elected by the Participant or his Beneficiary.

         SECTION  4.4.  Notwithstanding  Section 4.3,  the  Corporation,  in its
discretion, may at any time elect to distribute to a Participant or his Beneficiary a single lump sum equal to the Supplemental Account Balance as of a date specified by the Corporation. The Actuarial Equivalent of any single lump sum distribution will be included in the amount offset under Section 3.3(c)(iii).

         SECTION 4.5. Notwithstanding Section 4.3, if a Participant's employment with the Corporation or one of its subsidiaries is terminated for any reason, the Corporation, upon the petition of the Participant, may pay to the Participant an amount equal to the Participant's Supplemental Account Balance. The Corporation will not unreasonably withhold its consent to a Participant's petition under this Section 4.5.

         SECTION 4.6. Notwithstanding Section 4.3, if a Participant becomes disabled and petitions the Corporation after demonstrating a financial hardship as a result of such disability, the Corporation will pay to the Participant an amount equal to the Participant's Supplemental Account Balance. In the event the Participant is so disabled as to be unable to care for his own affairs, the Participant's duly qualified guardian or other legal representative may petition the Corporation on the Participant's behalf. The Committee will have the sole discretion to determine financial hardship for purposes of this Section 4.6.

         SECTION 4.7. In the event that the Internal Revenue Service determines that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, the Corporation will distribute to the Participant that portion of his benefit on which federal income tax is being imposed.

                                    ARTICLE V
                                     CLAIMS

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

                                   ARTICLE VI
                            AMENDMENT AND TERMINATION

         SECTION 6.1. The Board of Directors may amend or terminate the Plan at any time; provided, however, that no such amendment or termination shall have the effect of reducing a Participant's benefit accrued under the Plan as of the date of such amendment or termination and the Participant shall be entitled to receive such benefit as provided in Article III.

                                   ARTICLE VII
                                 ADMINISTRATION

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

                                  ARTICLE VIII
                                  MISCELLANEOUS

         SECTION 8.1. The Company intends that the Plan constitute an unfunded plan maintained for the purposes of providing deferred compensation for a select group of management or highly compensated employees.

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

         SECTION 8.9. All expenses (including, without limitation, legal fees and expenses) incurred by a Participant in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to the Plan shall be paid by the Corporation.

                                   ARTICLE IX
                                CHANGE OF CONTROL

         SECTION 9.1. Notwithstanding Section 4.3, in the event a Participant's employment with the Corporation or one of its subsidiaries is terminated for any reason within one year prior to, or at any time after, a Change in Control, the Corporation will pay to the Participant or his Beneficiary a single lump sum equal to his Supplemental Account Balance. In the event of a hostile Change in Control, the Corporation will pay to the Participant or his Beneficiary within 10 days after such hostile Change in Control, a single lump sum equal to his Supplemental Account Balance. For purposes of this Section 9.1, a hostile Change in Control is defined as a transaction which the executive officers of the Corporation unanimously determine is a hostile Change of Control.

         IN WITNESS WHEREOF, the Corporation has caused this Second Restatement of the Plan to be executed this 29 day of March , 1996.

                                            TRUSTCO BANK, NATIONAL ASSOCIATION


                                    By: /s/William F. Terry
                                    -----------------------
                                    William F. Terry
                                    Sr. V.P. & Secretary

                                    EXHIBIT A

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                             PARTICIPATION AGREEMENT


         THIS AGREEMENT is made as of March 29, 1996 between Trustco Bank, National Association ("Corporation") and William F. Terry ("Participant").

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

         4. The following special provisions are applicable to the Participant's participation in the Plan: __________________________________
____________________________________________________________________________
____________________________________________________________________________

                                            TRUSTCO BANK, NATIONAL ASSOCIATION


           3/29/96                  By: /s/Robert A. McCormick
            Date                       ------------------------
                                       Robert A. McCormick

                                    Title: President


            4/2/96                      /s/William F. Terry
             Date                       -------------------
                                         William F. Terry
                                          Participant

                                   EXHIBIT A

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                             PARTICIPATION AGREEMENT


         THIS AGREEMENT is made as of March 29, 1996 between Trustco Bank, National Association ("Corporation") and Nancy A. McNamaara ("Participant").

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

         4. The following special provisions are applicable to the Participant's participation in the Plan: __________________________________
____________________________________________________________________________
____________________________________________________________________________

                                            TRUSTCO BANK, NATIONAL ASSOCIATION


           3/29/96                  By:  /s/William F. Terry
            Date                        ---------------------
                                         William F. Terry

                                    Title: Sr. V.P. & Secretary


            4/8/96                      /s/Nancy A. McNamara
             Date                       -------------------
                                         Nancy A. McNamara
                                            Participant

                                  EXHIBIT A

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                             PARTICIPATION AGREEMENT


         THIS AGREEMENT is made as of March 29, 1996 between Trustco Bank, National Association ("Corporation") and Ralph A. Pidgeon ("Participant").

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

         4. The following special provisions are applicable to the Participant's participation in the Plan: __________________________________
____________________________________________________________________________
____________________________________________________________________________

                                            TRUSTCO BANK, NATIONAL ASSOCIATION


           3/29/96                  By:  /s/William F. Terry
            Date                        ---------------------
                                         William F. Terry

                                    Title: Sr. V.P. & Secretary


            4/2/96                      /s/Ralph A. Pidgeon
             Date                       -------------------
                                        Ralph A. Pidgeon
                                          Participant

                                  EXHIBIT A

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                             PARTICIPATION AGREEMENT


         THIS AGREEMENT is made as of March 29, 1996 between Trustco Bank, National Association ("Corporation") and Robert T. Cushing ("Participant").

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

         4. The following special provisions are applicable to the Participant's participation in the Plan: Five year vesting requirement eliminated in the event of a change of control.


                                            TRUSTCO BANK, NATIONAL ASSOCIATION


           3/29/96                  By:  /s/William F. Terry
            Date                        ---------------------
                                         William F. Terry

                                    Title: Sr. V.P. & Secretary


            4/2/96                      /s/Robert T. Cushing
             Date                       -------------------
                                        Robert T. Cushing
                                          Participant

                                 RESTATEMENT OF
                                  TRUSTCO BANK
                        EXECUTIVE OFFICER INCENTIVE PLAN

                                TABLE OF CONTENTS

                                                                     Page No.

 ARTICLE I, DEFINITIONS                                                 1

 ARTICLE II, PARTICIPATION                                              5

 ARTICLE III, INCENTIVE AWARDS                                          6

 ARTICLE IV, DEFERRAL OF INCENTIVE AWARDS                               7

 ARTICLE V, PAYMENT OF DEFERRED INCENTIVE AWARDS                        8

 ARTICLE VI, CLAIMS                                                     9

 ARTICLE VII, AMENDMENT AND TERMINATION                                10

 ARTICLE VIII, ADMINISTRATION                                          10

 ARTICLE IX, MISCELLANEOUS                                             10

                                 RESTATEMENT OF
                                  TRUSTCO BANK
                        EXECUTIVE OFFICER INCENTIVE PLAN


         WHEREAS, Trustco Bank, National Association (herein referred to as the "Corporation") maintains the Trustco Bank Executive Officer Incentive Plan (herein referred to as the "Plan"); and
         WHEREAS, the Corporation desires to amend the Plan and to restate the Plan in its entirety effective as of January 1, 1996;
         NOW, THEREFORE, the Company does hereby amend and restate the Plan in its entirety effective as of January 1, 1996, so that it shall read as follows:
                                    ARTICLE I
                                   DEFINITIONS
         Section 1.1. "Base Salary" means the annual salary payable to a Participant, including deferrals under Code Section 125 and exclusive of any bonuses, incentive awards, plan contributions or any other fringe benefit payable during the Plan Year.
         Section 1.2. "Beneficiary" means the person or persons designated by a Participant in writing to receive any benefits under this Plan upon the Participant's death. If a Participant fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Participant, or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Participant's revocable living trust, and if none the trustee of the Participant's testamentary trust, and if none the personal representative of the Participant's estate.

         Section 1.3.  "Board of Directors" means the Board of
Directors of Trustco Bank, National Association.
         Section 1.4. "Cause" means conduct of a Participant which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct. The Committee shall have sole and uncontrolled discretion with respect to the application of the provisions of this Section 1.4 and any determination shall be conclusive and binding upon the Participant and all other persons.
         Section 1.5. "Change in Control" means any of the following events: (a) any individual, corporation (other than the Corporation), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Corporation possessing twenty percent (20%) or more of the voting power for the election of Directors of the Corporation; (b) there shall be consummated any consolidation, merger or other business combination involving the Corporation or the securities of the Corporation in which holders of voting securities of the Corporation immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of the Corporation (or, if the Corporation does not survive such transaction, voting securities of the corporation surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Corporation (or such other surviving corporation);

(c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Corporation's shareholders, of each new Director of the Corporation was approved by a vote of at least two-thirds of the Directors of the Corporation then still in office who were Directors of the Corporation at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent Directors of the Corporation other than a removal for Cause; or
(e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Corporation (on a consolidated basis) to a party which is not controlled by or under common control with the Corporation.
         Section 1.6. "Code" means the Internal Revenue Code of 1986, as amended.
         Section 1.7. "Committee" means the committee appointed by the Board of Directors to administer the Plan.
         Section 1.8.  "Corporation" means Trustco Bank, National
Association.
         Section 1.9. "Deferred Compensation Account" means the bookkeeping account established for each Participant pursuant to Section 4.2 herein.
         Section 1.10.  "Incentive Award" means the awards made
pursuant to Section 3.1 herein.

         Section 1.11. "Net Income" means net income of the Corporation exclusive of any related restructure charges directly in conjunction with a merger or acquisition.
         Section 1.12. "Participant" means any executive officer of the Corporation who is approved by the Board of Directors for participation in the Plan as provided in Article II.
         Section 1.13. "Plan" means the Trustco Bank Executive Officer Incentive Plan as set forth herein and as the same may be amended from time to time.
         Section 1.14. "Plan Year" means the twelve (12) month period beginning on any January 1 and ending on the following December 31.
         Section 1.15. "Retirement" means termination on or after the earliest retirement date specified in the Retirement Plan of Trustco Bank, National Association.
         Section 1.16. "Return on Equity" means Net Income divided by the sum of Total Shareholder Equity plus or minus mark-to-market adjustments for securities minus any equity transaction directly in conjunction with a merger or acquisition.
         Section 1.17. "Total and Permanent Disability" has the same meaning as defined in the Retirement Plan of Trustco Bank, National Association.
         Section 1.18. "Total Shareholder Equity" means total equity of the Corporation exclusive of any equity transactions directly in conjunction with a merger or acquisition.

                                   ARTICLE II
                                  PARTICIPATION
         Section 2.1. Prior to each Plan Year, the Chief Executive Officer of the Corporation will present to the Board of Directors a list of the executive officer positions recommended for participation in the Plan for the Plan Year. The Board of Directors shall act upon these recommendations and inform executive officers of their selection prior to the beginning of the Plan Year.
         Section 2.2.  Subject to the  provisions  of Sections 2.3, 2.4, 2.5 and
2.6 herein, individuals assigned to a position designated for participation in the Plan during the course of a Plan Year will be eligible for receipt of Incentive Awards even if they are in such positions only part of the Plan Year. The Incentive Award to such Participants will be prorated based upon the number of full calendar months of service in the participating position. A Participant shall be one hundred percent (100%) vested at all times in each Incentive Award made to such Participant.
         Section 2.3. A Participant who terminates employment due to Total and Permanent Disability or Retirement will be entitled to an Incentive Award for the Plan Year based upon the portion of the Base Salary actually paid to such Participant during the Plan Year in which he terminates.
         Section 2.4. A Participant who dies prior to the end of the Plan Year will be entitled to an Incentive Award for the Plan Year as calculated under
Section 3.1 herein.

         Section 2.5. A Participant who terminates employment prior to the end of a Plan Year for reasons other than death, Total and Permanent Disability or Retirement, will cease to be a Participant in the Plan as of the date of termination of employment and will forfeit all rights to Incentive Awards accrued during the Plan Year in which the termination of employment occurs.
         Section 2.6. A Participant who terminates employment within two (2) years after a Change in Control will be entitled to an Incentive Award for the Plan Year based upon the portion of the Base Salary actually paid to such Participant during the Plan Year in which he terminates.
                                   ARTICLE III
                                INCENTIVE AWARDS
         Section 3.1. A Participant will be entitled to an Incentive Award for each Plan Year in which the Return on Equity of the Corporation equals or exceeds 14%. The Incentive Award will be an amount equal to his Base Salary multiplied by a bonus percentage based on the Corporation's Return on Equity as set forth in the following table:

              Return on Equity                             Bonus Percentage

                    14%                                           40%
                    15%                                           50%
                    16%                                           60%
                    17%                                           75%
                    18%                                           90%
                    19%                                          105%
                    20%                                          125%


         Section 3.2. The Incentive Award for a Plan Year will be determined by the Board of Directors following a report to the

Board of Directors made no earlier than the December meeting of the Board of Directors for the Plan Year.
         Section 3.3. Unless the Participant elects to defer receipt of his Incentive Award as provided in Article IV, Incentive Awards will be paid in cash to Participants as soon as practicable following the determination of the Incentive Awards by the Board of Directors.
                                   ARTICLE IV
                          DEFERRAL OF INCENTIVE AWARDS
         Section 4.1. On or before December 31, a Participant may elect in writing to defer receipt of all or a specific part of the Incentive Award that the Participant may earn the following Plan Year. Such deferral election continues in effect from Plan Year to Plan Year unless the Participant amends or terminates his deferral election by written request. Any amendment or termination of a deferral election will first become effective for the Incentive Award earned during the Plan Year commencing after the receipt of such written request.
         Section 4.2. The Corporation will establish a Deferred Compensation Account for each Participant who elects to defer all or part of an Incentive Award for any Plan Year. Incentive Awards deferred by a Participant pursuant to this Article IV will be credited to his Deferred Compensation Account as of the date the Incentive Award would have been payable to the Participant but for his deferral election. Such Deferred Compensation Account will be for bookkeeping purposes only. The Corporation will not be required to segregate assets or otherwise establish a trust with respect to Incentive Awards deferred pursuant to this Article IV.
         Section 4.3. A Participant's Deferred Compensation Account will be credited at the end of each calendar quarter with an amount calculated by multiplying the Participant's Deferred Compensation Account as of the first day of the calendar quarter by a rate equal to one-fourth of the greater of (i) six percent (6%), or (ii) the ten-year U.S. Treasury Bond rate on the last business day of the quarter.
         Section 4.4. In the event that the Internal Revenue Service determines that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, the Corporation will distribute to the Participant that portion of his benefit on which federal income tax is being imposed.
                                    ARTICLE V
                      PAYMENT OF DEFERRED INCENTIVE AWARDS
         Section 5.1. Upon termination of employment of a Participant due to Retirement, Total and Permanent Disability or any reason other than death, his Deferred Compensation Account will be payable to him or his Beneficiary in a single lump sum as soon as practicable following his termination of employment.
         Section 5.2. Upon the death of a Participant, his Deferred Compensation Account will be payable to his Beneficiary in a single lump sum on the first day of the Plan Year following his death.

                                   ARTICLE VI
                                     CLAIMS
         Section 6.1. If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such requests should be submitted to the Committee, in writing, within 60 days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original 60 day period. The decision on review will be in writing to the claimant and shall include specific reasons for the decision.

                                   ARTICLE VII
                            AMENDMENT AND TERMINATION
         Section 7.1. The Board of Directors may amend or terminate the Plan at any time; provided, however, that no such amendment or termination may alter or impair any Participant's rights previously granted under the Plan as of the date of such amendment or termination without his consent.
         Section 7.2. In the event of Plan termination, a Participant's Deferred Compensation Account will not be paid to him until he dies or otherwise terminates his employment with the Corporation.
                                  ARTICLE VIII
                                 ADMINISTRATION
         Section 8.1. The Plan shall be administered by the Committee, in accordance with its terms, for the exclusive benefit of Participants.
                                   ARTICLE IX
                                  MISCELLANEOUS
         Section 9.1. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall give the Participant the right to be retained in the employ of the Corporation or interfere with the right of the Corporation to discharge the Participant at any time.
         Section 9.2. No benefit payable at any time under this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind except by will, by the laws of descent and distribution or by Beneficiary designation herein.
         Section 9.3. All rights hereunder shall be governed by and construed according to the laws of the State of New York, except to the extent such laws are preempted by the laws of the United States of America. In the event any provision of this Plan is held invalid, void or unenforceable, the same shall not affect, in any respect whatsoever, the validity of any other provision of this Plan.
         Section 9.4. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between the Corporation and the Participant or any other person. To the extent that any person acquires the right to receive payment from the Corporation under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Corporation.
         Section 9.5. The terms of this Plan shall be binding upon and inure to the benefit of the Corporation, its successors and assigns, and the Participant and his heirs and legal representatives.
         Section 9.6. All expenses (including, without limitation, legal fees and expenses) incurred by a Participant in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to the Plan shall be paid by the Corporation.

         IN WITNESS WHEREOF, the Corporation has caused this Restatement of the Plan to be executed on this 29th day of March, 1996.

                                     TRUSTCO BANK, NATIONAL ASSOCIATION


                                     By: /s/Robert A. McCormick
                                         ----------------------
                                         Robert A. McCormick

                                     Title: President



                                                               Exhibit 11
                                                   TRUSTCO BANK CORP NY
                                                      1996 FORM 10-K

                                        Computation of Net Income Per Common Share

                                                                                      Year Ended December 31,

                                                                     1996                   1995                1994
                                                                 ------------           -----------         --------
Primary (1)
  Net Income.............................................        $28,699,000            25,527,000           22,888,000
                                                                  ==========            ==========           ==========

  Weighted daily average number of common
            shares outstanding...........................         20,369,000            20,249,000           20,162,000

  Weighted average common stock equivalents due
            to the dilutive effect of stock options when
            utilizing the Treasury stock method.  Per share
            market price is based on the average per share
            market price for the period.                             653,000               491,000              380,000
                                                                     -------               -------              -------

  Total weighted average common shares
            and common stock equivalents outstanding              21,022,000            20,740,000           20,542,000
                                                                  ==========            ==========           ==========

  Net Income per  common share...........................        $      1.37                  1.23                 1.11
                                                                        ====                  ====                 ====

Assuming Full Dilution (1)(2)
  Net Income.............................................        $28,699,000            25,527,000           22,888,000
                                                                  ==========            ==========           ==========

  Weighted daily average number of
            common shares outstanding....................         20,369,000            20,249,000           20,162,000

  Weighted average common stock equivalents due
            to the dilutive effect of stock options when
            utilizing the Treasury stock method.  Per share
            market price used is the greater of the average
            price for the period or the end of period
            market price per share.......................            768,000               661,000              423,000
                                                                     -------               -------              -------

  Total weighted average common shares and
            common stock equivalents outstanding.........         21,137,000            20,910,000           20,585,000
                                                                  ==========            ==========           ==========

  Net Income per  common share assuming
            full dilution                                        $      1.36                 1.22                  1.11
                                                                        ====                 ====                  ====

  Notes:
  (1)Daily average shares outstanding for all years have been adjusted to reflect a 15% stock split in 1996, 6 for 5 stock split in 1995, an a 10% stock dividend in 1994.
  (2)This   calculation is submitted in accordance with Regulation S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

(FRONT COVER)
TrustCo Bank Corp NY
1996 Annual Report

(INSIDE FRONT COVER)
(BLANK)

TrustCo Bank Corp NY is a one bank holding company headquartered in Schenectady, New York. The Company is the largest commercial banking enterprise headquartered in the Capital Region of New York State. The principal subsidiary of the Company, Trustco Bank, National Association, operates 48 community banking offices, which include 30 drive-up windows and 25 ATMs, throughout the Banks business territory. The Bank serves 8 counties with a broad range of community banking services.

 Financial Highlights

(dollars in thousands, except per share data)              Years ended December 31,
                                                                               Percent
                                                           1996         1995    Change
Income:
    Net interest income (TE)                         $   87,007       83,451     4.26%
    Net income                                           28,699       25,527    12.43
Per Share (1):
    Net income                                             1.37         1.23    11.38
    Book value                                             7.97         7.89     1.01
Average Balances:
    Assets                                            2,220,535    2,073,391     7.10
    Loans, net                                        1,227,407    1,187,929     3.32
    Deposits                                          1,936,445    1,859,070     4.16
    Shareholders' equity                                155,927      145,469     7.19
Financial Ratios:
    Return on average assets                               1.29%        1.23     4.88
    Return on average equity (2)                          19.05        18.03     5.66
    Tier 1 capital to:
        Total average assets (leverage)                    7.04         6.88     2.33
        Risk-adjusted assets                              12.99        12.45     4.34
    Total capital to risk-adjusted assets                 14.28        13.73     4.01
    As a percentage of average loans:
        Loans charged off, net of recoveries               0.27         0.27      --
        Provision for loan losses                          0.54         1.07   (49.53)
    Allowance for loan losses as a coverage of
        nonperforming loans                                3.7x         3.1x    19.35
    Efficiency ratio                                      39.51%       42.52     7.08
    Dividend payout ratio                                 70.38        69.55     1.19


Per share information of common stock (1)
                                                                                           Range of Stock
                                                                  Net       Cash    Book        Price
                                                               Income   Dividend   Value     High     Low
1995
    First quarter                                                $.29        .20    7.06    15.04   13.22
    Second quarter                                                .30        .20    7.29    15.76   14.31
    Third quarter                                                 .32        .24    7.39    20.00   15.40
    Fourth quarter                                                .33        .24    7.89    19.57   18.48
1996
    First quarter                                                 .32        .24    7.60    19.24   17.61
    Second quarter                                                .33        .24    7.54    19.35   16.74
    Third quarter                                                 .36        .24    7.74    21.30   16.30
    Fourth quarter                                                .36        .28    7.97    22.61   20.00

(1) Adjusted for a 15% stock split in 1996 and a 6 for 5 stock split in 1995.
(2) Excludes the market adjustment on securities available for sale.

Table of Contents

Contents
Financial Highlights.................................................      1
Executive and Senior Officers of Trustco Bank........................      3
President's Message..................................................      4
Management's Discussion and Analysis of Operations...................      6
Average Balances, Yields and Net Interest Margins....................     12
Glossary of Terms....................................................     25
Management's Statement of Responsibilities...........................     26
Independent Auditors' Report.........................................     27
Consolidated Financial Statements and Notes..........................     28
Officers and Board of Directors......................................     45
Officers.............................................................     46
Branch Locations.....................................................     47
General Information..................................................     48

TrustCo Mission Statement:

TrustCo will be the low cost provider of high quality services to our customers in the communities we serve and return to our owners an above average return on their investment.

Executive and Senior Officers of Trustco Bank

President's Message



Dear Shareholder:

  1996 was another record year at TrustCo. In the overall, our industry had a very successful year, and TrustCo was no exception, posting results that are competitive by any standards. We are grateful to our employees and Board of Directors for their strong support and enthusiasm, ensuring our consistent strong performance.
  During 1996, shareholder values continued in the right direction with net income at $28.7 million, up a significant 12.4% over 1995. TrustCo's most important ratio, return on shareholders' equity, was 19.05%, up from 18.03% in 1995. We are committed to insuring that return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five year ROE was 17.07% and we plan an increase to 20% for the current fiscal year.
  During 1996, we issued a 15% stock split maintaining the cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 15%. The quarterly cash dividend has increased at a 21% compound annual rate over the last five years, a major accomplishment. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we would recommend steps to the Board to correct that situation. These steps could include any measures that would return excess capital to TrustCo's owners.
  We note with sorrow the passing of Philip J. Thompson and the retirement of Charles W. Carl, Jr. Chuck served with distinction on our Board for 46 years. His counsel will be missed. During 1996 Anthony J. Marinello, M.D., joined the Boards of the Bank and Holding Company.
  TrustCo's branch expansion program continues, and we opened one additional branch during 1996. Our plans call for two to three branch openings a year until we have filled the gaps in our market territory. The targeted upgrading
continues  with  each  branch   receiving  a  major  review  and  renovation  at
approximately  seven year  intervals.
  During 1996, we evaluated and discussed a number of acquisition opportunities. Unfortunately, our discussions were not successful. Our approach to acquisitions is quite simple -- we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise.
  TrustCo's Affordable Housing Program, which was designed to assist with homeownership, continues to be a success in new markets. We consider this program a model for community reinvestment and one of the most effective in the state.
  1996 was another year in which TrustCo avoided most of the industry difficulties while moving forward to new records. We intend to continue this "boring" path to the benefit of the owners, employees, and community for the foreseeable future.
  1997 will provide income and growth success with emphasis continuing on the home equity loan, home equity credit line, and first mortgage products and our improved NOW and savings accounts on the deposit side.
  Our Trust department, which currently manages assets in excess of $950 million, has ambitious expectations, and is moving forward under the new management team.
  1997 and beyond should benefit from the solid performance of the superb employee team here at TrustCo. For 1996 the often quoted efficiency ratio for our Company was below 40.00% at a time when most banking companies would like to see 60.00%. This level of performance efficiency will benefit us through reduced operating expense for years to come.

  1996 was a year of significant asset growth from average assets of $2.07 billion to $2.22 billion, an increase of 7.1%, in a time of continuing deposit outflows from banks. This solid performance will provide us with investment opportunities going forward. Our loan portfolio continued to grow during 1996, increasing by 3.3%, with continued emphasis on the retail side of the product mix.
  The quality of the loan portfolio is excellent, and our allowance for loan loss has a coverage ratio 3.7 times nonperforming loans, an important area of reserve.
  Community needs have expanded and TrustCo has responded appropriately. TrustCo has provided employee and management participation in charitable and community organizations, and increased its corporate charitable contributions throughout the Capital District, and our Affordable Housing Program continues to grow.
  TrustCo continues to receive solid external comment. During 1996 we received favorable mention in the 1997 edition of America's Finest Companies as one of sixty-five of 16,000 public companies with an unbroken record of annual earnings and dividend increases since at least 1985.
  We are enthusiastic about TrustCo's future. It is the intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt to any change the marketplace may bring almost immediately.
  We expect the combination mentioned above and enthusiastic commitment of the Board of Directors will ensure our continuing success in the years ahead, whatever the banking environment.

Sincerely,
Robert A. McCormick,



President and Chief Executive Officer

Management's Discussion and Analysis of Operations

  The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") during 1996 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1996 should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform with the 1996 presentation.
  All per share information has been adjusted for the 15% stock split in 1996.

Overview

  TrustCo recorded net income of $28,699,000 or $1.37 per share for the year ended December 31, 1996, compared to $25,527,000 or $1.23 per share for the year ended December 31, 1995. This represents an increase of 12.4% in full year earnings and an 11.4% increase in per share results.
  During 1996 TrustCo  achieved:
     - taxable equivalent net interest income of $87.0 million, an increase of 4.3% over 1995,
     - a reserve for loan losses that provides a coverage ratio of 3.7 times nonperforming loans. The allowance set aside for problem loans reached 4.15% of total loans at year end 1996, compared to 3.94% for 1995,
     - an efficiency ratio of only 39.51% for the year when the industry target is the attainment of a 60% efficiency ratio. TrustCo significantly outperformed this target level for 1994, 1995 and 1996, and
     - growth in average deposits, earning assets and total assets of $77.4 million, $142.6 million and $147.1 million, respectively.

Asset/Liability Management
  TrustCo's objectives in managing its balance sheet are to monitor the sensitivity of net interest income in relation to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company has established guidelines for liquidity to maintain adequate levels in light of loan and deposit demands. TrustCo does not engage in any high risk investing activities, nor does it invest in financial derivatives. The Company relies on traditional banking investment instruments and its large base of "core" deposits to help in asset/liability management.

 MIX OF AVERAGE EARNING ASSETS
 (dollars in thousands)
                                                                                                     Components of
                                                                                96-95    95-94    Total Earning Assets
                                             1996         1995         1994    Change   Change   1996     1995   1994
Loans, net of unearned income          $1,227,407    1,187,929    1,122,698    39,478   65,231   57.4%    59.6   58.9
Securities available for sale:
    U.S. Treasuries and agencies          409,590      255,244      269,378   154,346  (14,134)  19.2     12.8   14.1
    States and political subdivisions      78,921       15,926         --      62,995   15,926    3.7      0.8    --
    Mortgage-backed securities             53,844        8,731       35,172    45,113  (26,441)   2.5      0.4    1.8
    Other                                  38,564       21,179       28,430    17,385   (7,251)   1.8      1.1    1.5
    Total securities available for sale   580,919      301,080      332,980   279,839  (31,900)  27.2     15.1   17.4
Investment securities:
    U.S. Treasuries and agencies             --        119,989       98,380  (119,989)  21,609    --       6.0    5.1
    States and political subdivisions        --         40,068       27,120   (40,068)  12,948    --       2.0    1.4
    Mortgage-backed securities               --        119,113      111,691  (119,113)   7,422    --       6.0    5.8
    Other                                    --         13,738       13,621   (13,738)     117    --       0.7    0.7
    Total investment securities              --        292,908      250,812  (292,908)  42,096    --      14.7   13.0
Federal funds sold                        328,500      212,323      203,878   116,177    8,445   15.4     10.6   10.7
Total earning assets                   $2,136,826    1,994,240    1,910,368   142,586   83,872  100.0%   100.0  100.0



Earning Assets

  Average earning assets during 1996 were $2.14 billion,which is $142.6 million, or 7.1%, greater than the prior year. The increase in average earning assets reflected the following:
  - growth in funding sources (deposits and short-term borrowings) of $136.8 million, or 7.2%, over the 1995 average balance, and
  - the internal generation of capital retained by the Company of $10.5 million.
  Total average assets for 1996 were $2.22 billion, compared to $2.07 billion in 1995. The table, "Mix of Average Earning Assets" shows how the mix of the earning assets has changed over the last three years. While growth in earning assets is critical to improved profitability, changes in the mix can also have a significant impact on income levels.
  The most significant shift in the mix of earning assets between 1995 and 1996 was the increase in federal funds sold as a percentage of average earning assets. This shift in investment mix was taken by management to develop significant levels of liquidity during 1996 to take advantage in 1997 of reinvestment opportunities in the loan and securities portfolios.

Loans: Average total loans increased $39.1 million, or 3.3%, during 1996. Interest income on the loan portfolio remained essentially unchanged in 1996 at $107.5 million. The increase in the average balances outstanding during 1996 was offset by a reduction in the average yield on the loan portfolio from 9.05% in 1995 to 8.76% in 1996. The steady growth of the loan portfolio as a component of the Company's assets, as well as the continued high quality of the portfolio, contributed significantly to the Company's superior operating results for 1996.
  Loan products related to residential real estate continued to exhibit significant growth during 1996. Average residential mortgage loans rose $68.3 million, or 9.6%, during 1996. TrustCo continued to outpace the competition by offering mortgage loan products with a quick credit decision, low closing costs, and no escrow requirement.

Taxable Equivalent Net Interest Income (in millions)

1994                                            $81.1
1995                                             83.5
1996                                             87.0

The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends enhances the quality of the loan portfolio. During 1996, management continued its established practice of retaining all new loans originated in the Bank's portfolio rather than packaging them for sale in the secondary mortgage market.
  The yield on the residential mortgage loan portfolio decreased from 8.41% in 1995 to 8.30% in 1996 due principally to the effect of new loan production. As a result of the increase in average balances, total interest income on residential mortgage loans increased by 8.2% to $65.0 million in 1996.

Loan portfolio
(dollars in thousands)                   Average Balances
                                    1996                 1995               1994                1993                 1992

                              Amount   Percent      Amount  Percent     Amount Percent      Amount Percent      Amount  Percent
Residential               $  783,094      63.7%    714,804     60.1%   652,837    58.0%    555,317    52.9%    506,362     49.2%
Commercial                   224,949      18.3     237,165     19.9    237,994    21.2     255,265    24.4     287,524     27.9
Home equity line of credit   187,652      15.3     202,647     17.0    203,756    18.1     201,013    19.2     183,539     17.8
Installment                   33,299       2.7      35,269      3.0     30,242     2.7      36,185     3.5      52,790      5.1
Total loans                1,228,994     100.0%  1,189,885    100.0% 1,124,829   100.0%  1,047,780   100.0%  1,030,215    100.0%
Less: Unearned income          1,587                 1,956               2,131               2,925               4,735
      Allowance for
         loan losses          51,233                45,086              37,334              30,214              23,735
Net loans                 $1,176,174             1,142,843           1,085,364           1,014,641           1,001,745


  The average balance of commercial loans decreased by $12.2 million, from $237.2 million in 1995 to $224.9 million in 1996. In addition,the yield on this portfolio decreased by 15 basis points, thereby creating an overall reduction in interest income on commercial loans of $1.5 million. TrustCo strives to maintain strong asset quality in all aspects of its loan portfolio, especially with respect to commercial loans. During 1996, the Company experienced an excess of repayments and troubled loan resolutions over new commercial loans.
  Rather than reduce desired interest rates on the portfolio or compromise overall asset quality, TrustCo's operating philosophy is to maintain its strong loan underwriting standards, even if that results in fewer new loans. This philosophy has been very successful over the years for the Company in avoiding loan underwriting problems while maintaining a portfolio of high quality commercial loans.
  TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses in its market area with the necessity of maintaining a high quality loan portfolio. In accordance with these
ideals,  the  Bank  has  consistently   emphasized  the origination of loans
within its market area. The portfolio contains no foreign loans, nor does it contain any concentrations of credit extended to any single borrower or industry. The Bank's commercial portfolio reflects the diversity found in the Capital Region's economy.
  TrustCo has a long standing leadership position in the home equity credit line product in its market. TrustCo was one of the first financial institutions in the Upstate New York region to aggressively market and originate this product and has developed significant expertise with respect to its risks and rewards. During 1996 the average balance of home equity credit lines was $187.7 million, down from the 1995 average balance of $202.6 million. The average yield on this portfolio decreased from 10.19% in 1995 to 9.21% in 1996. The decrease in yield during 1996 was directly attributable to changes in the prime rate of interest (home equity credit lines reprice with changes in prime) and to changes made by the Company in the margin above prime that was charged on these loans.
  The average balance of the installment loan portfolio, net of unearned income, decreased to $31.7 million for 1996, compared to $33.3 million in 1995. This portfolio continues to decrease because many consumers have shifted their borrowing patterns from direct placement installment credits to home equity loan products, which may offer an income tax deduction.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(in thousands)
                                                                December 31, 1996
                                                         After 1 Year
                                              In 1 Year    But Within      After
                                                or Less       5 Years    5 Years         Total
Commercial                                     $150,555        58,183      8,625       217,363
Real estate construction                          7,055            --         --         7,055
Total                                          $157,610        58,183      8,625       224,418
Predetermined rates                            $ 35,724        47,684      8,625        92,033
Floating rates                                  121,886        10,499         --       132,385
Total                                          $157,610        58,183      8,625       224,418


Securities available for sale: During 1996 and 1995, the portfolio of securities available for sale was actively managed by the Company to take full advantage of changes in interest rates occurring during those time periods. At December 31, 1996, securities available for sale amounted to $618.7 million, compared to $640.2 million at year end 1995.
  As more fully described in the footnotes to the consolidated financial statements, due to changes in the accounting for investment securities, in December 1995 TrustCo transferred the held to maturity securities portfolio to the securities available for sale portfolio, and determined that all of its securities portfolio would be designated as available for sale. In the fourth quarter of 1995, the accounting regulatory authorities allowed a one time transfer of securities from the held to maturity category to the available for sale category. Approximately $288.5 million of securities were transferred to the available for sale portfolio as a result of this opportunity.

  Securities classified as available for sale are utilized as an integral element in the asset/liability management process of the Company. These securities are actively managed to take advantage of changes in interest rates or other banking opportunities that become available. The decision to transfer the held to maturity securities into the category of securities available for sale allows TrustCo to manage these newly transferred assets similarly. Sales of securities from the held to maturity portfolio are allowed only under very limited circumstances and, therefore,active portfolio management is not allowed.
  For 1996, the average balance of securities available for sale was $580.9 million with an average yield of 7.61%, compared to $301.1 million with an average yield of 7.49% in 1995. As noted above, the accounting for investment securities changed during 1995, and there were certain securities classified as held to maturity during some periods in 1995. For the remainder of this analysis, the 1995 figures will be for both the balance of securities available for sale and securities held to maturity. The 1995 average balance for total securities (securities available for sale and securities held to maturity) was $594.0 million, and the average yield on this portfolio was 7.33%.
  TrustCo invests in high quality securities with approximately 80% of the average investments for 1996 comprised of securities issued or guaranteed by the U.S. Treasury or its agencies. In addition, approximately 14% of the average securities portfolio is invested in securities issued by states and political subdivisions.
  The taxable equivalent income earned on the securities portfolio in 1996 was $44.2 million, versus $43.6 million in 1995. The average balance in the securities portfolio decreased by $13.1 million between 1995 and 1996. This decrease in balance was offset by an increase in the average yield to 7.61% in 1996 from an average of 7.33% in 1995.
  During 1996, TrustCo also recognized $4.5 million of net losses from securities transactions, compared to a net gain of $240 thousand in 1995. Throughout 1996 TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created a situation where losses were being recognized in 1996 with the expectation that, upon reinvestment of the proceeds, interest income in future periods would be enhanced sufficiently to more than offset the loss that was recognized. At year end 1996, TrustCo continued to have significant liquidity in the form of $310 million of federal funds sold. Management believes that the Company will have the opportunity to
reinvest  these  funds  in  the  securities  or  loan   portfolios  as  enhanced
opportunities  develop in 1997.
  TrustCo does not invest in any exotic investment products such as interest rate swaps, forward placement contracts, options, or any other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, the objectives of asset/liability management and liquidity can be met, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.

Securities available for sale and investment securities
(in thousands)
                                                            As of December 31,
                                                     1996                    1995                  1994

                                              Amortized     Market   Amortized    Market   Amortized    Market
                                                   Cost      Value        Cost     Value        Cost     Value
Securities available for sale:
    U.S. Treasuries and agencies               $404,885    406,933     432,710   447,343     102,947   102,919
    States and political subdivisions            94,954     96,918      68,151    70,371          --        --
    Mortgage-backed securities                   75,492     76,493      78,481    80,284          --        --
    Other                                         4,276      4,276      15,690    17,290         675       675
      Total debt securities available for sale  579,607    584,620     595,032   615,288     103,622   103,594
    Equity securities                            30,139     34,050      24,118    24,918      13,906    13,864
        Total securities available for sale    $609,746    618,670     619,150   640,206     117,528   117,458
Investment securities:
    U.S. Treasuries and agencies               $     --         --          --        --     145,542   141,117
    States and political subdivisions                --         --          --        --      44,222    43,827
    Mortgage-backed securities                       --         --          --        --     143,082   134,902
    Other                                            --         --          --        --      15,012    14,609
        Total investment securities            $     --         --          --        --     347,858   334,455



  Securities available for sale are recorded at their fair value with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. At December 31, 1996 and 1995, the market value of TrustCo's portfolio of securities available for sale resulted in unrealized gains of approximately $8.9 million and $21.1 million, respectively.
  The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 1996, based on the final maturity of the securities. Mortgage-backed securities are stated using average life, and equity securities are excluded.


SECURITIES  PORTFOLIO MATURITY  DISTRIBUTION AND YIELD
Debt securities available for sale:

(dollars in thousands)
                                                 As of December 31, 1996
                                                        Maturing:
                                                   After 1        After 5
                                   Within       But Within     But Within          After
                                   1 Year          5 Years       10 Years       10 Years         Total
U.S. Treasuries and agencies
    Amortized cost                $25,114           20,117        237,854        121,800       404,885
    Market value                   25,397           20,787        239,708        121,041       406,933
    Yield                            7.92%            8.06           7.67           7.87          7.77
States and political subdivisions
    Amortized cost                $ 9,636           18,149          2,198         64,971        94,954
    Market value                    9,697           18,705          2,271         66,245        96,918
    Yield                            6.88%            8.03           7.90           8.37          8.14
Mortgage-backed securities
    Amortized cost                $   652            8,828         39,168         26,844        75,492
    Market value                      676            9,097         39,834         26,886        76,493
    Yield                            9.45%            8.19           7.60           7.74          7.73
Other
    Amortized cost                $ 3,626               --            650             --         4,276
    Market value                    3,626               --            650             --         4,276
    Yield                            6.74%              --           6.90             --          6.76
Total debt securities available
         for sale
    Amortized cost                $39,028           47,094        279,870        213,615       579,607
    Market value                   39,396           48,589        282,463        214,172       584,620
    Yield                            7.58%            8.07           7.66           8.01          7.82



Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer of the bond to redeem the bond prior to maturity at selected dates and at predetermined prices. Normally, securities are redeemed at the call date because the issuer can reissue the bond at a lower yield. Therefore, for cash flow, liquidity, and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, for both the maturity date and call date as of December 31, 1996. Mortgage-backed securities are reported according to average life, and equity securities are excluded.

SECURITIES  PORTFOLIO  MATURITY  AND  CALL  DATE  DISTRIBUTION
Debt  securities available for sale:
(in thousands)
                                                                   As of December 31, 1996
                                                     Based on                    Based on
                                                   Final Maturity                Call Date
                                                Amortized     Market       Amortized    Market
                                                     Cost      Value            Cost     Value
Within 1 year                                    $ 39,028     39,396         244,915   244,389
1 to 5 years                                       47,094     48,589         194,683   197,129
5 to 10 years                                     279,870    282,463         102,335   105,130
After 10 years                                    213,615    214,172          37,674    37,972
    Total debt securities available for sale     $579,607    584,620         579,607   584,620


Federal funds sold: During 1996, the average balance of federal funds sold was $328.5 million, up from $212.3 million in 1995. The average rate earned on these assets was 5.37% for 1996 and 5.91% for 1995. TrustCo utilized this category of earning assets during 1996 as a means of keeping strong liquidity as interest rates in the securities markets changed. Rather than invest excess liquidity during 1996, the Company chose to place these funds in overnight federal funds sold. This decision had the short-term effect of suppressing earnings for 1996, but positioned TrustCo to take advantage of other banking opportunities as they emerge in 1997.
  The average yield on federal funds sold decreased during 1996 as a result of changes made by the Federal Reserve Board in setting the target federal funds rate.



Average Balances, Yields and Net Interest Margins

(dollars in thousands)
                                                    1996                            1995                           1994`
                                                   Interest                         Interest                      Interest
                                          Average   Income/  Average      Average    Income/ Average     Average  Income/  Average
                                          Balance   Expense     Rate      Balance    Expense    Rate     Balance  Expense     Rate
Assets
 Loans, net of unearned income         $1,227,407   107,517     8.76%   1,187,929    107,544    9.05%  1,122,698   94,432     8.41%
 Securities available for sale:
  U.S. Treasuries and agencies            409,590    31,647     7.73      255,244     19,490    7.64     269,378   17,142     6.36
  States and political subdivisions        78,921     6,235     7.90       15,926      1,277    8.02          --       --       --
  Mortgage-backed securities               53,844     4,114     7.64        8,731        597    6.84      35,172    2,122     6.03
  Other                                    38,564     2,202     5.71       21,179      1,185    5.60      28,430    1,994     7.02
  Total securities available for sale     580,919    44,198     7.61      301,080     22,549    7.49     332,980   21,258     6.38
 Investment securities:
  U.S. Treasuries and agencies                 --        --       --      119,989      8,968    7.47      98,380    7,128     7.24
  States and political subdivisions            --        --       --       40,068      2,963    7.39      27,120    1,661     6.13
  Mortgage-backed securities                   --        --       --      119,113      8,005    6.72     111,691    7,254     6.50
  Other                                        --        --       --       13,738      1,079    7.86      13,621    1,024     7.52
  Total investment securities                  --        --       --      292,908     21,015    7.17     250,812   17,067     6.81
 Federal funds sold                       328,500    17,634     5.37      212,323     12,543    5.91     203,878    9,058     4.44
  Total interest earning assets         2,136,826   169,349     7.93%   1,994,240    163,651    8.21%  1,910,368  141,815     7.42%
 Allowance for loan losses                (51,233)                        (45,086)                       (37,334)
 Cash and non-interest earning assets     134,942                         124,237                        121,463
  Total assets                         $2,220,535                       2,073,391                      1,994,497

Liabilities and shareholders' equity
 Interest-bearing deposits:
  NOW accounts                          $  233,340    3,591     1.54%     230,291      4,356    1.89%    246,357    3,636     1.48%
  Savings                                  667,447   23,012     3.45      618,933     24,248    3.92     726,295   21,725     2.99
  Time deposits and money markets          923,082   51,146     5.54      911,906     49,751    5.46     741,862   34,673     4.67
  Total interest-bearing deposits        1,823,869   77,749     4.26    1,761,130     78,355    4.45   1,714,514   60,034     3.50
 Short-term borrowings                      98,324    4,593     4.67       38,090      1,776    4.66      18,129      461     2.54
 Long-term debt                                 --       --       --          788         69    8.75       2,840      203     7.15
  Total interest-bearing liabilities     1,922,193   82,342     4.28    1,800,008     80,200    4.46   1,735,483   60,698     3.50
 Demand deposits                           112,576                         97,940                         93,822
 Other liabilities                          29,839                         29,974                         28,215
 Shareholders' equity                      155,927                        145,469                        136,977
  Total liabilities and shareholders'
                          equity        $2,220,535                      2,073,391                      1,994,497
Net interest income                                  87,007                           83,451                       81,117
Net interest  spread                                            3.65%                           3.75%                         3.92%
Net interest  margin(net interest income
     to total  interest  earning  assets)                       4.07                            4.18                          4.25

Portions of income earned on certain commercial loans, U.S. Government obligations,obligations of states and political subdivisions, and equity  securities  are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable  income  that would have been  necessary  to generate an equal amount of after tax  income.  Federal and New York State tax rates used to calculate  income on a tax  equivalent  basis were 35.0 percent and 9.23 percent for 1996,
35.0  percent and 9.68  percent for 1995,  and 35.0 percent and 10.13 percent for 1994.  The  average  balances of  securities available  for sale is calculated using amortized costs for these  securities.  Included in the balance of shareholders' equity is
$5.3 million, $3.9 million, and $2.4 million in 1996, 1995, and 1994,  respectively,  of unrealized  appreciation,  net of tax, in the available for sale securities portfolio.

Interest bearing sources of funds: TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table "Average Sources of Funding" presents the various categories of funds used and the corresponding average balances for each of the last three years.

Average Sources of Funding

(dollars in thousands)
                                                                                                 Components of
                                                                          96-95     95-94        Total Funding
                                          1996      1995       1994      Change    Change   1996     1995      1994
Demand deposits                     $  112,576    97,940     93,822      14,636     4,118    5.5%     5.2       5.1
Retail deposits:
 Savings                               667,447   618,933    726,295      48,514  (107,362)  32.8     32.6      39.7
 Time deposits under $100 thousand     768,240   750,141    589,573      18,099   160,568   37.8     39.5      32.2
 NOW accounts                          233,340   230,291    246,357       3,049   (16,066)  11.5     12.1      13.5
 Money market deposits                  68,130    79,618    103,622     (11,488)  (24,004)   3.3      4.2       5.7
 Total retail deposits               1,737,157 1,678,983  1,665,847      58,174    13,136   85.4     88.4      91.1

 Total core deposits                 1,849,733 1,776,923  1,759,669      72,810    17,254   90.9     93.6      96.2
Time deposits over $100 thousand        86,712    82,147     48,667       4,565    33,480    4.3      4.3       2.7
Short-term borrowings                   98,324    38,090     18,129      60,234    19,961    4.8      2.0       1.0
Long-term debt                              --       788      2,840        (788)   (2,052)    --      0.1       0.1
 Total purchased liabilities           185,036   121,025     69,636      64,011    51,389    9.1      6.4       3.8
 Total sources of funding           $2,034,769 1,897,948  1,829,305     136,821    68,643  100.0%   100.0     100.0


Average Deposits by Type of Depositor
(in thousands)
                                                                 Years Ended December 31,
                                                        1996            1995           1994            1993           1992
Individuals, partnerships and corporations        $1,880,798       1,802,455      1,752,163       1,706,530      1,605,191
U.S. Government                                           45             261            542             540            525
States and political subdivisions                     44,555          46,091         44,289          48,145         58,439
Other (certified and official checks, etc.)           11,047          10,263         11,342          12,316         11,324
 Total average deposits by type of depositor      $1,936,445       1,859,070      1,808,336       1,767,531      1,675,479


Deposits: Average total deposits (including time deposits greater than $100 thousand) were $1.94 billion in 1996 compared to $1.86 billion in 1995, an increase of $77.4 million or 4.2%. Increases were concentrated in the savings deposit category, which increased by $48.5 million or 7.8% between 1995 and 1996, the core time deposit category, which increased by $18.1 million or 2.4%, and the demand deposit category, which increased by $14.6 million or 14.9%. The overall increase in deposits is very noteworthy in light of the significant outflow of deposits in the banking industry nationally and locally. For 1996, the average balance of interest-bearing deposits was $1.82 billion, with an average yield of 4.26%, compared to an average balance of $1.76 billion and an average yield of 4.45% for 1995. During 1996 the Company experienced strong contributions from each of the new branches opened during 1995 and 1996 as well as overall deposit inflows from the existing branch network. The 14.9% increase in the demand deposit category during 1996 is extremely important because customers tend to identify their primary banking relationship with the bank that has their demand deposit account.
  The Company strives to maintain competitive rates on deposit accounts and to attract customers through a combination of competitive interest rates, strong customer service, and convenient banking locations. In this fashion, TrustCo is able to attract deposit customers looking for a long-term banking relationship, and to cross sell banking services utilizing the deposit account relationship as the starting point.
  Interest expense on deposits decreased from $78.4 million in 1995 to $77.7 million in 1996. The decrease in interest expense of $610 thousand was due to a decrease of 19 basis points in the rates paid on deposits in 1996 to 4.26%, which more than offset the increase in the average balance of interest-bearing deposits of $62.7 million. Total interest expense decreased on NOW, money market, and savings accounts, while interest expense increased on certificates of deposit over $100,000 and on core time deposit accounts. The decrease in interest expense associated with savings deposits was the result of a decrease to the rates paid early in 1996. The increase in interest expense associated with the certificates of deposit over $100,000 was a result of the increase in the average balances of $4.6 million, which was to some extent offset by a reduction in the average yield of 22 basis points to 5.75%. The increase in interest expense on core time deposits was due to both an increase in the average balances of $18.1 million and an increase of 8 basis points in the average yield to 5.75% in 1996.

Maturity of Time deposits
over $100 thousand
(in  thousands)                                         As of December 31, 1996
 Under 3 months                                                         $28,007
 3 to 6 months                                                            9,297
 6 to 12 months                                                          21,348
 Over 12 months                                                          31,141
 Total                                                                  $89,793

Other funding sources: The Company had $98.3 million of average short-term borrowings outstanding during 1996, an increase of $60.2 million from the 1995 average of $38.1 million. Total purchased liabilities (which includes time deposits over $100 thousand) were $185.0 million in 1996, compared to $121.0 million in 1995.
  The increase in purchased liabilities during 1996 was due to the effect for the full year of the Trustco Short-Term Investment Account, which had been introduced during 1995. This account was developed by the Bank's Trust
Department as an investment vehicle for trust customers. Balances are transferred daily by the Trust Department into this account, and are collateralized by securities owned by the Bank. Purchased liabilities as a percentage of total funding sources (which includes all deposits, borrowings and equity) averaged 8.4% in 1996, and 5.9% in 1995. The average rate on short-term borrowings was 4.67% in 1996 and 4.66% in 1995.


Volume and Yield Analysis
(in thousands)
                                                      1996 vs. 1995                             1995 vs. 1994
                                              Increase     Due to    Due to              Increase     Due to   Due to
                                             (Decrease)    Volume      Rate             (Decrease)    Volume     Rate
Interest income (TE):
    Federal funds sold                       $   5,091      6,326    (1,235)                3,485        389    3,096
    Securities available for sale:
        Taxable                                 16,623     16,296       327                    13     (3,164)   3,177
        Tax-exempt                               5,026      5,045       (19)                1,278      1,278       --
        Total securities available for sale     21,649     21,341       308                 1,291     (1,886)   3,177
    Investment securities:
        Taxable                                (18,052)   (18,052)       --                 2,647      2,112      535
        Tax-exempt                              (2,963)    (2,963)       --                 1,301        907      394
        Total investment securities            (21,015)   (21,015)       --                 3,948      3,019      929
    Loans                                          (27)     2,860    (2,887)               13,112      5,662    7,450
        Total interest income                    5,698      9,512    (3,814)               21,836      7,184   14,652
Interest expense:
    NOW accounts                                  (765)        57      (822)                  720       (250)     970
    Money market deposits                         (308)      (335)       27                  (181)      (637)     456
    Savings                                     (1,236)     1,811    (3,047)                2,523     (3,532)   6,055
    Time deposits under $100 thousand            1,627      1,035       592                12,936      8,773    4,163
    Time deposits over  $100 thousand               76        266      (190)                2,323      1,966      357
    Short-term borrowings                        2,817      2,814         3                 1,315        747      568
    Long-term debt                                 (69)       (69)       --                  (134)      (171)      37
        Total interest expense                   2,142      5,579    (3,437)               19,502      6,896   12,606
        Net interest  income (TE)            $   3,556      3,933      (377)                2,334        288    2,046


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required, since most of the Company's capital requirements have been provided through retained earnings.
  Part of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital that is generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operations of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a cash dividend payout ratio for 1996 of 70.38%, for 1995 of 69.55%, and for 1994 of 62.52%. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use of the retained capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue into 1997 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.

Dividends Per Share

1994                                $0.71
1995                                 0.88
1996                                 0.99


  At December 31, 1996, TrustCo's Tier 1 capital was $157.2 million or 12.99% of risk-adjusted assets. Tier 1 capital to total average assets (the leverage ratio) at December 31, 1996 was 7.04% as compared to 6.88% in 1995. At December 31, 1996 the subsidiary bank, Trustco Bank, met the regulatory definition of a "well capitalized" institution.
  The Bank converted to a nationally chartered bank in early 1995 and changed its legal name to Trustco Bank, National Association. All of the operations of the Bank were consistent with those of a nationally chartered bank. The national charter allowed the Bank to streamline its regulatory process by having the Office of the Comptroller of the Currency as the primary bank regulator.
  As stated earlier, TrustCo plans to expand its branch network in 1997. It is not anticipated that additional capital will be required to support this expansion program. Likewise, operating costs during 1997 can be expected to rise modestly as a result of these new branches, but will be offset by the additional revenue generated by the new branches.
Net Interest Income
 Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 1996 increase in net interest income was primarily the result of increased average balances of earning assets invested at somewhat lower interest rates in 1996 than in 1995.
  Taxable equivalent net interest income for 1996 was $87.0 million, up $3.6 million or 4.3% over 1995. The average balance of interest earning assets increased by $142.6 million or 7.1% to $2.14 billion in 1996 compared to $1.99 billion for 1995. The yield on average earning assets decreased 28 basis points to 7.93% in 1996 compared to 8.21% in 1995, while the average yield on interest-bearing liabilities decreased 18 basis points in 1996 to 4.28% from 4.46% in 1995. However, the increase in the average balance of interest earning assets more than offset the reduction in net interest spread. Total interest income increased by $5.7 million between 1995 and 1996. This increase was caused by the net effect of the decrease in interest rates, offset by the increase in the average balance of interest earning assets.
 Total interest-bearing liabilities increased from $1.80 billion with an average yield of 4.46% in 1995 to $1.92 billion with an average yield of 4.28% in 1996. Total interest expense increased from $80.2 million in 1995 to $82.3 million in 1996. The increase in interest expense was the net result of the increase in balances offset by a reduction in rates.
  Net interest income increased by $3.6 million due to the effects of the reduction in interest rates, offset by the increase in average balances outstanding.
  The changes between 1996 and 1995, as illustrated in the table "Volume and Yield Analysis," resulted in an increase in interest on earning assets of $5.7 million and an increase in interest expense of $2.1 million.

Risk Management
  The responsibility for balance sheet risk management oversight is the function of the Asset Allocation Committee. This committee meets monthly and includes the executive officers of the Company as well as other department managers as appropriate. The meetings include a review of the balance sheet structure, formulation of strategy in light of expected economic conditions, and a review of performance against established guidelines to control exposure to various types of risk.

Credit Risk
  Credit risk is managed through a network of loan officer authorities, review committees, loan policies, and oversight from the senior executives of the Company. Management follows a policy of continually identifying, analyzing, and evaluating the credit risk inherent in the loan portfolio. As a result of management's ongoing review of the loan portfolio, loans are placed in nonaccrual status, either due to the delinquent status of principal and/or interest payments, or based on a judgment by management that, although payment of principal and/or interest is current, such action is prudent. Loans are generally placed in nonaccrual status when principal and/or interest is 90 days past due. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the sustained ability to make scheduled payments of interest and principal.

Nonperforming  Assets
  Nonperforming assets include loans in nonaccrual status, loans which have been treated as troubled debt restructurings, loans past due 90 days or more and still accruing interest, and foreclosed real estate properties.
  Nonperforming assets at year end 1996 totalled $20.6 million, an increase of $1.2 million from the balance at year end 1995. Nonperforming loans decreased from $15.7 million in 1995 to $14.0 million in 1996. Nonperforming loans as a percentage of total loans were 1.28% in 1995 and decreased to 1.13% in 1996.
  Included in nonperforming loans at year end 1996 are $10.7 million of loans in nonaccrual status, a reduction of $2.1 million, or 16.2%, from the year end 1995 balance. Loans past due 90 days or more and still accruing interest of $790 thousand are down from the year end 1995 balance of $1.7 million, and restructured loans of $2.5 million increased by $1.4 million from 1995. Adherence to strong underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo, and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.
  TrustCo has a very diversified loan portfolio with no concentrations to any one borrower or in any one industry.
  Nonperforming assets at year end 1996 included $6.5 million of foreclosed properties compared to $3.7 million in 1995. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral supporting the loan balance. The increase in the foreclosed properties balance is the result of efforts by the Company to complete collection efforts on nonperforming loans. Once included in the foreclosed property category, management takes decisive action to quickly dispose of the property. Management believes that the $6.5 million balance of foreclosed properties is realizable through the normal course of disposing of these properties.
  As of December 31, 1996, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.
  TrustCo has no advances to borrowers or projects that are located outside of the United States.

Nonperforming Assets
(dollars in thousands)
                                                              As of December 31,
                                              1996      1995     1994      1993     1992
Loans in nonaccrual status                  $10,748    12,832    6,370    10,227   17,448
Loans past due 90 days or more                  792     1,696    4,436     6,567   10,634
Restructured loans                            2,495     1,130      910        --       --
Total nonperforming loans                    14,035    15,658   11,716    16,794   28,082
Foreclosed real estate                        6,518     3,732    5,080     4,309    5,946
Total nonperforming assets                  $20,553    19,390   16,796    21,103   34,028

Allowance for loan losses                   $51,561    48,320   38,851    34,087   26,919
Allowance coverage of nonperforming loans      3.67X     3.09     3.32      2.03     0.96
Nonperforming loans as a % of total loans      1.13%     1.28     1.01      1.56     2.68
Nonperforming assets as a % of total assets    0.91      0.89     0.85      1.07     1.75


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

Allowance for Loan Losses
(in millions)

1994                                           $38.9
1995                                            48.3
1996                                            51.6


  The table"Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1996 were $5.6 million, compared to $7.3 million in 1995. Recoveries were $2.3 million in 1996 and $4.1 million in 1995. Provisions recorded in 1996 and 1995 were $6.6 million and $12.7 million, respectively.
  Net charge offs as a percentage of average loans were 0.27% in both 1996 and 1995. The allowance as a percentage of loans outstanding grew to 4.15% in 1996 from 3.94% in 1995. The Company has a policy of recognizing problem loan charge offs early and aggressively pursuing collection efforts. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
  TrustCo adopted the provisions of Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," as of January 1, 1995.
  The enclosed consolidated financial statements have been presented in accordance with these new accounting pronouncements. The footnotes to the consolidated financial statements provide additional details with respect to the adoption and accounting requirements of these pronouncements.
  TrustCo has classified nonaccrual commercial and commercial real estate loans as impaired loans, as well as all loans restructured under a troubled debt restructuring since the adoption of new accounting requirements as of January 1, 1995. At year end 1996 and 1995, there were $8.6 million and $10.0 million, respectively, of impaired loans. The average balance of impaired loans during
1996 and 1995 was $8.5  million  and  $10.5   million,   respectively.   The
Company   recognized approximately  $560 thousand and $400 thousand of interest income on these loans in 1996 and 1995, respectively.

Allowance to Loans Outstanding

1994                                                   3.34%
1995                                                   3.94
1996                                                   4.15


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


Summary of Loan Loss Experience
(dollars in thousands)
                                                         1996         1995          1994        1993          1992


Amount of loans outstanding at end of year
    (less unearned income)                         $1,241,882    1,226,142     1,161,789   1,075,564     1,049,215
Average loans outstanding during year
     (less average unearned income)                 1,227,407    1,187,929     1,122,698   1,044,855     1,025,480
Balance of allowance at beginning of year              48,320       38,851        34,087      26,919        19,049
Loans charged off:
    Commercial                                          3,213        4,823         3,864       5,866         4,857
    Real estate                                         1,498        1,694            53         199           125
    Installment                                           937          821           907         676         1,015
        Total                                           5,648        7,338         4,824       6,741         5,997
Recoveries of loans previously charged off:
    Commercial                                          1,963        3,504         1,125       1,810           327
    Real estate                                           110          258            --          --            --
    Installment                                           239          347           407         523           847
        Total                                           2,312        4,109         1,532       2,333         1,174
Net loans charged off                                   3,336        3,229         3,292       4,408         4,823
Additions to allowance charged to
  operating expense                                     6,577       12,698         8,056      11,576        12,693
Balance of allowance at end of year                $   51,561       48,320        38,851      34,087        26,919
Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)                         0.27%        0.27          0.29        0.42          0.47
Allowance as a percent of loans outstanding
  at end of year                                         4.15         3.94          3.34        3.17          2.57


Interest Rate Risk
  Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
  The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk but net interest income is not always enhanced by this action.
 One measure of interest rate risk, the so called "gap," is illustrated in the table "Interest Rate Sensitivity." The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis the maturity and repricing of loans is based on the expected cash flows or earliest repricing date. For securities available for sale, mortgage-backed securities are stated using anticipated cash flows over their average life and debt securities are stated at final maturity. Equity securities that the Bank is required to hold are categorized in the rate insensitive column for this presentation. NOW, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.
  At December 31, 1996, the Company's gap position indicates an excess of assets repricing in the 0 to 90 day period of $314.7 million. This positive gap position is the result of management's decision to retain $310 million of federal funds sold at year end 1996 for potential reinvestment in 1997. The gap position turns negative (an excess of liabilities subject to repricing over assets that can reprice during that time period) in the 91 to 365 day period by $217.8 million. This situation occurs as a result of the amount of deposits that are subject to repricing during this time period. However, for the period from 0 days to 1 year, the Company has a cumulative positive gap position of



$96.8 million. Interest rate sensitivity using gap analysis is most useful for the period less than one year.



Interest Rate Sensitivity
(dollars in thousands)
                                                                At December 31, 1996
                                                        Repricing, or able to be repriced, in:
                                          0-90     91-365        1-5      Over 5           Rate
                                          Days       Days      Years       Years    Insensitive       Total
Assets:
  Federal funds sold                     $310,000         --         --          --             --     310,000
   Securities available for sale            28,642     34,608     70,479     472,606         12,335     618,670
   Loans, net of unearned income           314,641    170,124    146,866     599,503         10,748   1,241,882
   Noninterest rate sensitive assets            --         --         --          --         91,228      91,228
         Total assets                      653,283    204,732    217,345   1,072,109        114,311   2,261,780
Cumulative total assets                    653,283    858,015  1,075,360   2,147,469      2,261,780   2,261,780
Liabilities and shareholdersO equity:
   Deposits:
      Interest bearing deposits            221,513    404,145    799,699     404,236             --   1,829,593
      Noninterest bearing deposits           5,424     18,435     34,743      64,951             --     123,553
         Total deposits                    226,937    422,580    834,442     469,187             --   1,953,146
   Borrowings                              111,662         --         --          --             --     111,662
   Noninterest rate sensitive liabilities       --         --         --          --         34,572      34,572
   Shareholders' equity                         --         --         --          --        162,400     162,400
         Total liabilities and
           shareholders' equity            338,599    422,580    834,442     469,187        196,972   2,261,780
Cumulative total liabilities and
         shareholders' equity             $338,599    761,179  1,595,621   2,064,808      2,261,780   2,261,780
Incremental gap:
    Interest sensitivity gap              $314,684   (217,848)  (617,097)    602,922
    Gap as a % of earning assets             14.50%    (10.04)    (28.43)      27.78
    Interest sensitive assets to
               liabilities                  196.08      50.66      27.18      265.22
Cumulative gap:
    Interest sensitivity gap              $314,684     96,836   (520,261)     82,661
    Gap as a % of earning assets             14.50%      4.46     (23.97)       3.81
    Interest sensitive assets to
               liabilities                  196.08     116.37      69.96      110.62


  The Company's gap position in relation to products, services, and the marketplace, is constantly under evaluation by the Asset Allocation Committee.
  There are several significant shortcomings inherent in the method of analysis presented in the Interest Rate Sensitivity table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

Liquidity Risk
  TrustCo seeks to obtain favorable funding sources and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including changes in the markets served by the Bank's network of branches, the mix of assets and liabilities, and general economic conditions.
  The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies.Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations arise.
  The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three categories for the purposes of managing liability-based liquidity: net core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on the level and quality of service as they are on interest rate. At December 31, 1996, core deposits (total deposits less those time deposits greater than $100,000) amounted to $1.86 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."
  In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100,000. The average balances of these purchased liabilities are detailed in the table "Average Sources of Funding." During 1996, the average balance in purchased liabilities was $185.0 million, compared with $121.0 million in 1995, and $69.6 million in 1994.
  In addition, TrustCo has approximately $200 million of available lines of credit with the Federal Home Loan Bank.

Off-Balance Sheet Risk
  Commitments to extend credit: TrustCo makes contractual commitments to extend credit, and extends lines of credit which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1996 and 1995, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $222.5 million and $220.8 million respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
  Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit standards, and management procedures in effect to monitor other credit risks. At December 31, 1996 and 1995, outstanding letters of credit were approximately $12.0 million and $19.0 million, respectively.
  Other Off-Balance Sheet Risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, options, or any other instrument commonly referred to as "derivatives." Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.

Noninterest Income and Expense
  Noninterest income: Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $10.3 million for 1996, compared to $14.1 million in 1995, and $4.6 million in 1994. Included in the 1996 results are $4.5 million of securities losses compared to securities gains of $240 thousand in 1995. Excluding securities transactions, noninterest income would have been $14.8 million and $13.8 million in 1996 and 1995, respectively. As noted earlier, securities losses for 1996 were realized to create available liquidity with the intent of reinvesting the net sales proceeds at higher interest rates. Future performance should benefit from these enhanced rates.

Noninterest income
(dollars in thousands)
                                                                                  1996 vs. 1995
                                                 1996      1995     1994         Amount   Percent
Trust department income                      $  5,556     4,890    4,850            666      13.6%
Fees for other services to customers            6,981     7,003    7,007            (22)      (.3)
Net gain (loss) on securities transactions     (4,536)      243   (8,877)        (4,779) (1,966.7)
Other                                           2,312     1,931    1,580            381      19.7
    Total noninterest income                 $ 10,313    14,067    4,560         (3,754)    (26.7)%


Noninterest Expense
(dollars in thousands)
                                                                                 1996 vs. 1995
                                               1996     1995     1994          Amount   Percent
Salaries and employee benefits              $21,532   19,895   18,323           1,637       8.2%
Net occupancy expense of bank premises        4,178    4,562    3,479            (384)     (8.4)
Equipment expense                             3,289    3,403    3,363            (114)     (3.3)
FDIC insurance expense                            7    2,101    4,071          (2,094)    (99.7)
Professional services                         3,676    3,585    2,548              91       2.5
Other real estate expenses                      718    3,120    1,016          (2,402)    (77.0)
Other                                         8,615    7,774    7,760             841      10.8
    Total noninterest expense               $42,015   44,440   40,560          (2,425)     (5.5)%


  The Trust Department contributes the largest recurring portion of noninterest income through fees generated for the performance of fiduciary services. Income from these fiduciary activities totalled $5.6 million in 1996 and $4.9 million in 1995. Trust fees are calculated as a percentage of the assets under management by the Trust Department. During 1996, assets under management increased to $950 million from $777 million at year end 1995. The increase in asset balances is due both to the Trust Department's success at attracting new customer accounts and to market appreciation.
  Changes in the other categories of noninterest income reflect the fee scale used by the Bank for pricing its services and the volume of services utilized.
  Noninterest expense: Noninterest expense was $42.0 million in 1996, $44.4 million in 1995, and $40.6 million in 1994. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise.TrustCo's efficiency ratio was 39.51% for 1996, 42.52% for 1995, and 41.82% for 1994. The industry goal is the attainment of a 60% efficiency ratio. TrustCo outperformed the industry on this ratio for 1994, 1995, and 1996 by a wide margin.


Efficiency Ratio

1994                                                  41.82%
1995                                                  42.52
1996                                                  39.51



  Salaries and employee  benefits  are  the  most   significant   component  of
noninterest expense. At year end 1996, these expenses amounted to $21.5 million, compared to $19.9 million and $18.3 million for 1995 and 1994, respectively. The increase in salaries and employee benefits reflects the addition of new branches during 1995 and 1996, and salary adjustments given to the Bank staff. Increased costs for benefits, such as health insurance and retirement benefits, account for the remainder of the increase.


Noninterest Expense
(in millions)

1994                                                  $40.6
1995                                                   44.4
1996                                                   42.0


During 1996, FDIC insurance premiums decreased by $2.1 million compared to 1995 as a result of the reduction and eventual elimination of the insurance premium on TrustCo deposits. Other real estate expense is down by $2.4 million between 1995 and 1996 due to certain costs incurred in 1995 relative to property dispositions.

Income Tax
  In 1996, TrustCo recognized income tax expense of $17.3 million as compared to $12.8 million in 1995, and $12.6 million in 1994. The tax expense on the Company's income was different than tax expense at the statutory rate of 35% due primarily to tax exempt income, the effect of New York State income taxes, and the reduction in 1995 of the deferred tax asset valuation reserve.
  Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. The valuation allowance of $2.1 million at December 31, 1996 and 1995, is primarily reserved for federal and state tax law restrictions on the
deductibility   of  certain   temporary differences.
  Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $34.5 million and $30.4 million at December 31, 1996 and 1995, respectively, will be realized.

Financial Results
  The discussion included in Management's Discussion and Analysis is by its nature a review of 1996 actual performance. Projection of the historical 1996 results to future periods may not be appropriate due to changes in the business environment outside the Company's control.

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

Impact  of  Changes  in  Accounting Standards
  Accounting by Creditors for Impairment of a Loan: The Company adopted Statements 114 and 118 effective as of January 1, 1995. These statements require that an impaired loan be measured at the present value of expected cash flows. The Statements also narrow the application of the concept of in-substance foreclosure to situations where the creditor has received physical possession of the debtor's collateral. The adoption of Statements 114 and 118 did not have a material impact on the financial condition or results of operations of the Company.
  Accounting for Certain Investments in Debt and Equity Securities:  The
Company adopted Statement of Financial  Accounting  Standards No. 115 (Statement
115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Upon adoption of Statement 115, the Company identified securities that are "available for sale" and those that are "held to maturity" (the Company has no trading account assets as prescribed by Statement
115). Securities classified as available for sale are those that can be sold in response to changes in market interest rates, liquidity requirements, or other investment alternatives. Securities classified as held to maturity are not available for sale and are held until contractual maturity or call. Securities available for sale are recorded at market value with the unrealized appreciation and depreciation, net of tax, recorded as an element of shareholders' equity. Securities identified as held to maturity are recorded at amortized cost.
  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of: The Company adopted Statement of Financial Accounting Standards No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as of January 1, 1996. Various assets are excluded from the scope of Statement 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of Statement 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount. The adoption of Statement 121 did not have a material effect on the Company's consolidated financial statements.


Summary of unaudited quarterly financial information
(dollars in thousands, except per share data)
                                                              1996                                     1995
                                          Q1       Q2        Q3       Q4      Year         Q1       Q2       Q3       Q4      Year
 Income statement:
    Interest income                  $41,508   41,822    41,590   41,727   166,647     38,104   39,959   41,506   41,983   161,552
    Interest expense                  20,377   20,290    20,785   20,890    82,342     17,210   19,873   21,407   21,710    80,200
    Net interest income               21,131   21,532    20,805   20,837    84,305     20,894   20,086   20,099   20,273    81,352
    Provision for loan losses          3,110      854       943    1,670     6,577      3,573    3,045    3,120    2,960    12,698
    Net interest income
         after provision for
         loan losses                  18,021   20,678    19,862   19,167    77,728     17,321   17,041   16,979   17,313    68,654
    Noninterest income                 3,127    1,025     2,409    3,752    10,313      3,449    3,986    3,647    2,985    14,067
    Noninterest expense               10,446   10,675    10,248   10,646    42,015     11,751   11,862   10,695   10,132    44,440
    Income before
         income taxes                 10,702   11,028    12,023   12,273    46,026      9,019    9,165    9,931   10,166    38,281
    Income tax expense                 4,017    4,115     4,556    4,639    17,327      3,114    3,059    3,335    3,246    12,754
    Net income                         6,685    6,913     7,467    7,634    28,699      5,905    6,106    6,596    6,920    25,527
Per share data:
    Net income                           .32      .33       .36      .36      1.37        .29      .30      .32      .33      1.23
    Cash dividends declared              .24      .24       .24      .28       .99        .20      .20      .24      .24       .88


Accounting  for  Stock-Based  Compensation:   In  October  1995,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock options, such as the Company's stock option plans. Under Statement 123, entities can recognize stock-based compensation expense in the basic financial statements using either
(1) the intrinsic value based approach set forth in the Accounting Principles Board Opinion No. 25 (APB Opinion 25), or (2) the fair value based method introduced in Statement 123. Companies electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 had been applied. Under the method currently utilized by TrustCo (APB Opinion
25), compensation expense is determined based upon the option's intrinsic value. Under the fair value based method introduced by Statement 123, compensation expense is based on the estimate of the option's fair value at the grant date and is generally recognized over the vesting period. The Company adopted the provisions of Statement 123 as of January 1, 1996, and has elected to continue to measure stock-based compensation cost in accordance with APB Opinion 25. Therefore, the pro forma disclosures required by Statement 123 have been included in the footnotes to the consolidated financial statements.
  Transfer of Financial Assets and Extinguishment of Liabilities: In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (Statement 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. Statement 125 extends the "available for sale" and "trading" approach of Statement 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, Statement 125 amends Statement 115 with respect to the classification as held to maturity of a security that can be prepaid or settled at a loss to the holder of the security. Statement 125 is effective for financial assets held on or acquired after January 1, 1997. Certain aspects of Statement 125 were amended by Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." Management believes the adoption of Statement 125 will not have a material impact on the Company's consolidated financial statements.


Five Year Summary of Financial Data
(dollars in thousands, except per share data)
                                                                           Years Ended December 31,
                                             1996           1995           1994            1993           1992
Statement of income data:
   Interest income                     $  166,647        161,552        140,282         133,657        143,260
   Interest expense                        82,342         80,200         60,698          61,619         76,401
   Net interest income                     84,305         81,352         79,584          72,038         66,859
   Provision for loan losses                6,577         12,698          8,056          11,576         12,693
   Net interest income after provision
         for loan losses                   77,728         68,654         71,528          60,462         54,166
   Noninterest income                      10,313         14,067          4,560          19,176         15,433
   Noninterest expense                     42,015         44,440         40,560          43,502         42,771

   Income before income taxes              46,026         38,281         35,528          36,136         26,828
   Income tax expense                      17,327         12,754         12,640          12,516          9,325
   Income before cumulative effect of
         change in accounting
         principle                         28,699         25,527         22,888          23,620         17,503
   Cumulative effect of a change in
         accounting principle                  --             --             --          (3,295)            --

   Net income                          $   28,699         25,527         22,888          20,325         17,503
Share data:
   Average equivalent shares
         outstanding
        (in thousands)                     21,022         20,740         20,542          20,429        20,156
   Book value                          $     7.97           7.89           6.90            6.47          6.03
   Cash dividends                            0.99           0.88           0.71            0.58          0.45
   Net income                                1.37           1.23           1.11            0.99          0.87
Financial:
   Return on average assets                  1.29%          1.23           1.15            1.04          0.95
   Return on average shareholders'
              equity (1)                    19.05          18.03          17.01           16.18         15.06
   Cash dividend payout ratio               70.38          69.55          62.52           56.88         51.05
   Tier 1 capital as a % of total
              risk adjusted assets          12.99          12.45          12.08           12.18         11.39
   Total capital as a % of total risk
              adjusted assets               14.28          13.73          13.35           13.45         12.64
   Efficiency ratio                         39.51          42.52          41.82           44.63         51.96
   Net interest margin                       4.07           4.18           4.25            3.99          3.94
Average balances:
   Total assets                        $2,220,535      2,073,391      1,994,497       1,946,715     1,852,180
   Earning assets                       2,136,826      1,994,240      1,910,368       1,857,722     1,763,450
   Loans, net                           1,227,407      1,187,929      1,122,698       1,044,855     1,025,480
   Allowance for loan losses              (51,233)       (45,086)       (37,334)        (30,214)      (23,735)
   Securities available for sale          580,919        301,080        332,980         192,433        55,716
   Investment securities                       --        292,908        250,812         455,136       568,825
   Deposits                             1,936,445      1,859,070      1,808,336       1,767,531     1,675,479
   Short-term borrowings                   98,324         38,090         18,129          17,447        25,520
   Long-term debt                              --            788          2,840           3,870         5,000
   Shareholders' equity                   155,927        145,469        136,977         125,648       116,238

(1) Average shareholders' equity excludes the market adjustment for securities available for sale.

Glossary of Terms


Allowance  for Loan Losses
A balance sheet account which has been accumulated over a period of years as a reserve against losses from problem loans. The provision for loan losses is added to the allowance account, charge offs of loans decrease the allowance balance and recoveries on previously charged off loans serve to increase the balance.

Book Value Per Share
Total shareholders' equity divided by shares outstanding on the same date. This provides an indication of the book value of a share of stock.

Cash Dividends Per Share
Total cash dividends declared divided by average shares outstanding for the period.

Core Deposits
Deposits that are traditionally stable, including all deposits other than time deposits of $100,000 or more.

Derivative  Investments
Investments in futures contracts, forwards, swaps, or option contracts, or other
investments   with   similar   characteristics.

Earning   Assets
The sum of interest-bearing deposits with banks, securities available for sale, investment securities, loans, net of unearned income, and federal funds sold.

Earnings Per Share
Net income divided by the average number of shares of common stock outstanding during the period including the effect of stock options.

Efficiency Ratio
Noninterest expense (excluding nonrecurring charges and other real estate expense) divided by taxable equivalent net interest income plus noninterest income (excluding securities transactions). This is an indicator of the total cost of operating the Company in relation to recurring total income generated.

Federal  Funds Sold
A one day investment of excess cash reserves as required under banking regulations from one bank to another.

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

Interest Rate Spread
The difference between the taxable equivalent yield on earning assets and the rate paid on interest-bearing liabilities.

Liquidity
The ability to meet both loan commitments and deposit withdrawals as they come due.

Net Interest  Income
The difference between income on earning assets and interest expense on interest-bearing liabilities.

Net Interest Margin
Fully taxable equivalent net interest income as a percentage of average earning assets.

Net Loans  Charged  Off
Reductions to the allowance for loan losses written off as losses, net of the recovery of loans previously charged off.

Nonaccrual  Loans
Loans for which no  periodic  accrual of  interest  income is recognized.

Nonperforming Assets
The sum of nonperforming loans plus foreclosed real estate  properties.

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

Restructured Loans
A refinanced loan in which the bank allows the borrower certain concessions that would normally not be considered. The concessions are made in light of the borrower's financial difficulties and the bank's objective to maximize recovery on the loan.

Return on Average Assets
Net income as a percentage of average total assets.

Return on Average Equity
Net income as a percentage of average equity, excluding the impact of the mark to market adjustment for securities available for sale.

Risk-Based  Capital
The amount of capital required by federal regulatory standards, based on a risk-weighting of assets.

Taxable  Equivalent  (TE)
Tax exempt income that has been adjusted to an amount that would yield the same after tax income had the income been subject to taxation at the statutory Federal and/or state income tax rates.

Management's Statement of Responsibilities

Responsibility for the financial information presented in the Annual Report rests with TrustCo Bank Corp NY's management. The Company believes that the consolidated financial statements reflect fairly the substance of transactions and present fairly the Company's financial position and results of operations in conformity with generally accepted accounting principles appropriate in the circumstances, applying certain estimates and judgments as required.

In meeting its  responsibilities   for  the  reliability  of  the  consolidated
financial statements, the Company depends on its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorization and recorded properly to permit the
preparation of the consolidated   financial   statements  in  accordance  with
generally accepted accounting principles. Although accounting control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its accounting controls provide reasonable assurance that errors or irregularities that could be material to the
consolidated   financial statements  are  prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions. An important element of the system is a continuing and extensive internal audit program.

The Board of Directors of the Company has an Audit Committee composed entirely of directors who are not officers or employees of the Company. The Committee meets periodically and privately with management, the internal auditors, and the independent public accountants to consider audit results and to discuss internal accounting controls, auditing and financial reporting matters.

KPMG Peat Marwick LLP, independent public accountants, have been engaged to render an independent professional opinion on the Company's consolidated financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their report as to the fair presentation, in the consolidated financial statements, of the Company's financial position, operating results and cash flows.

/s/Robert A. McCormick
----------------------
Robert A. McCormick
President and Chief Executive Officer


/s/Robert T. Cushing
--------------------
Robert T. Cushing
Vice President and Chief Financial Officer


January 24, 1997

Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, effective January 1,1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" which prescribe recognition criteria for loan impairment and measurement methods for impaired loans. As discussed in note 3 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which changed its method of accounting for certain investments in debt and equity securities.

/s/KPMG Peat Marwick LLP
------------------------
KPMG Peat Marwick LLP

Albany, New York
January 24, 1997


Consolidated Statements of Income
(dollars in thousands, except per share data)
                                                         Years Ended December 31,
                                                    1996           1995          1994
Interest income:
    Interest and fees on loans                 $ 107,111        107,060        93,873
    Interest and dividends on:
        U.S. Treasuries and agencies              31,466         28,193        23,841
        States and political subdivisions          4,254          2,902         1,129
        Mortgage-backed securities                 4,114          8,602         9,376
        Other                                      2,068          2,252         3,005
    Interest on federal funds sold                17,634         12,543         9,058
            Total interest income                166,647        161,552       140,282
Interest expense:
    Interest on deposits                          77,749         78,355        60,034
    Interest on short-term borrowings              4,593          1,776           461
    Interest on long-term debt                        --             69           203
            Total interest expense                82,342         80,200        60,698
            Net interest income                   84,305         81,352        79,584
Provision for loan losses                          6,577         12,698         8,056
            Net interest income after
            provision for loan losses             77,728         68,654        71,528
Noninterest income:
    Trust department income                        5,556          4,890         4,850
    Fees for other services to customers           6,981          7,003         7,007
    Net gain/(loss) on securities transactions    (4,536)           243        (8,877)
    Other                                          2,312          1,931         1,580
            Total noninterest income              10,313         14,067         4,560
Noninterest expense:
    Salaries and employee benefits                21,532         19,895        18,323
    Net occupancy expense                          4,178          4,562         3,479
    Equipment expense                              3,289          3,403         3,363
    FDIC insurance expense                             7          2,101         4,071
    Professional services                          3,676          3,585         2,548
    Other real estate expenses                       718          3,120         1,016
    Other                                          8,615          7,774         7,760
            Total noninterest expense             42,015         44,440        40,560
Income before income taxes                        46,026         38,281        35,528
Income taxes                                      17,327         12,754        12,640
Net income                                     $  28,699         25,527        22,888
Net income per common share                    $    1.37           1.23          1.11

Average equivalent shares outstanding were 21,022,000 for 1996, 20,740,000 for 1995, and 20,542,000 for 1994. Per share data has been adjusted for a 15% stock split in 1996, a 6 for 5 stock split in 1995, and a 10% stock dividend in 1994.

See accompanying notes to consolidated financial statements.


Consolidated Statements of Condition
(dollars in thousands, except share data)
                                                            As of December 31,
                                                       1996              1995
ASSETS
Cash and due from banks                          $   45,779            50,889
Federal funds sold                                  310,000           239,000
            Total cash and cash equivalents         355,779           289,889
Securities available for sale                       618,670           640,206
Loans                                             1,243,335         1,227,926
    Less: Unearned income                             1,453             1,784
          Allowance for loan losses                  51,561            48,320

          Net loans                               1,190,321         1,177,822
Bank premises and equipment                          23,098            25,008
Real estate owned                                     6,518             3,732
Other assets                                         67,394            39,528
            Total assets                         $2,261,780         2,176,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                       $  123,553           111,743
    Savings                                         661,915           649,033
    NOW accounts                                    236,264           231,107
    Money market deposit accounts                    61,131            69,434
    Certificates of deposit (in denominations
                    of $100,000 or more)             89,793            84,210
    Other time accounts                             780,490           785,122
            Total deposits                        1,953,146         1,930,649
Short-term borrowings                               111,662            56,654
Accrued expenses and other liabilities               34,572            28,783
            Total liabilities                     2,099,380         2,016,086

Shareholders' equity:
    Capital stock; $1 par value. 50,000,000
     and 25,000,000 shares authorized at
     December 31,1996 and 1995, respectively,
     and 20,959,376 and 18,134,708 shares
     issued at December 31, 1996 and 1995,
     respectively                                    20,959            18,135
    Surplus                                         114,228           116,128
    Undivided profits                                23,221            14,720
    Net unrealized gain on securities
     available for sale                               5,239            12,363
    Treasury stock; 571,142 and 496,646
     shares, at cost, at December 31, 1996
     and 1995, respectively                          (1,247)           (1,247)
            Total shareholders' equity              162,400           160,099
            Total liabilities and shareholders'
                          equity                 $2,261,780         2,176,185

See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands, except per share data)
                                                                 Three Years Ended December 31, 1996
                                                                                    Net Unrealized
                                                                                       Gain/(Loss)
                                                                                     On Securities
                                                 Capital               Undivided          Available        Treasury
                                                   Stock     Surplus     Profits           For Sale           Stock
Beginning balance, January 1, 1994              $ 13,588      91,955      25,331                 --            (994)
Net income -- 1994                                    --          --      22,888                 --              --
Cash dividend declared, $.71 per share                --          --     (14,310)                --              --
Stock options exercised, 65,282 shares                65         801          --                 --              --
Net unrealized loss on securities
        available for sale                            --          --          --                (41)             --
10% stock  dividend  (1,365,122  shares)           1,365      25,596     (26,961)                --              --

Ending  balance,  December 31, 1994               15,018     118,352       6,948                (41)           (994)
Net income -- 1995                                    --          --      25,527                 --              --
Cash dividend declared, $.88 per share                --          --     (17,755)                --              --
Stock  options  exercised, 99,544 shares             100         793          --                 --              --
6 for 5 stock split (3,016,716  shares)            3,017      (3,017)         --                 --              --
Treasury  stock  purchased                            --          --          --                 --            (253)
Change in net unrealized gain/(loss) on
        securities  available for sale                --          --          --             12,404              --

Ending balance, December 31, 1995                 18,135     116,128      14,720             12,363          (1,247)

Net  income -- 1996                                   --          --      28,699                 --              --
Cash dividend declared, $.99 per share                --          --     (20,198)                --              --
Stock options exercised, 90,882 shares                91         844          --                 --              --
15% stock split (2,733,786  shares)                2,733      (2,733)         --                 --              --
Treasury  stock  purchased                            --          --          --                 --            (805)
Sale of treasury  stock                               --         (11)         --                 --             805
Change in net unrealized gain/(loss) on
        securities available for sale                 --          --          --             (7,124)             --

Ending balance,  December 31, 1996              $ 20,959     114,228      23,221              5,239          (1,247)

Per share data has been adjusted for a 15% stock split in 1996, a 6 for 5 stock split in 1995,  and a 10% stock dividend in
1994.

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows
(in thousands)
                                                                               For the Years Ended December 31,
                                                                               1996          1995         1994
Increase/(decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                               $   28,699        25,527       22,888
Adjustments to reconcile net income to net cash provided by/
    (used in) operating activities:
        Depreciation and amortization                                         2,951         3,640        2,749
        Provision for loan losses                                             6,577        12,698        8,056
        Provision for deferred tax benefit                                   (3,644)       (9,811)      (2,981)
        Net (gain)/loss on sale or call of securities available for
             sale                                                             4,536          (284)       8,883
        Net (gain)/loss on maturities and calls of
             investment securities and trading assets                            --            41           (6)
        (Increase)/decrease in taxes receivable                              (1,559)        4,044       (1,003)
        (Increase)/decrease in interest receivable                              856        (3,586)         488
        Increase in interest payable                                            144           954          318
        (Increase)/decrease in other assets                                 (17,098)        6,711        1,551
        Increase/(decrease) in accrued expenses                               4,894        (3,300)       3,154
                Total adjustments                                            (2,343)       11,107       21,209
                Net cash provided by operating activities                    26,356        36,634       44,097
Cash flows from investing activities:
    Proceeds from sales of securities available for sale                    382,780       243,597    1,015,688
    Proceeds from maturities and calls of securities available for
             sale                                                           125,978        48,106       42,558
    Purchase of securities available for sale                              (503,892)     (504,525)    (770,617)
    Proceeds from maturities and calls of investment securities                  --        62,514       80,717
    Purchase of investment securities                                            --        (3,212)    (182,981)
    Net increase in loans                                                   (27,469)      (75,287)     (99,396)
    Proceeds from sales of real estate owned                                  4,196         3,931        9,109
    Capital expenditures                                                     (1,041)       (2,271)      (1,733)
    Net cash provided by/(used in) investing activities                     (19,448)     (227,147)      93,345
Cash flows from financing activities:
    Net increase/(decrease) in deposits                                      22,497       140,818       (4,401)
    Net increase/(decrease) in short-term borrowings                         55,008        43,941       (5,610)
    Repayment of long-term  debt                                                 --        (3,550)          --
    Proceeds from issuance of long-term debt                                     --            --          800
    Proceeds  from  issuance of common  stock                                   935           893          866
    Proceeds from sale of treasury stock                                        794            --           --
    Payments to acquire treasury stock                                         (805)         (253)          --
    Dividends paid                                                          (19,447)      (16,926)     (13,595)
    Net cash provided by/(used in) financing activities                      58,982       164,923      (21,940)
Net increase/(decrease) in cash and cash equivalents                         65,890       (25,590)     115,502
Cash and cash equivalents at beginning of year                              289,889       315,479      199,977
Cash and cash equivalents at end of year                                 $  355,779       289,889      315,479
                                                                                                       (continued)


Consolidated Statements of Cash Flows(continued)
(in thousands)
                                                                   For the Years Ended December 31,
                                                                   1996         1995           1994

Supplemental disclosure of cash flow information:
Interest paid                                                  $ 82,198       79,246         60,380
Income taxes paid                                                22,363       18,521         16,624
Reclassification of investment  securities to
       securities available for sale upon adoption
       of  Statement  115                                            --           --        384,416
Transfer of  investment  securities  to securities
       available  for sale  upon  adoption  of the
       FASB  special  report on Statement  115                       --      288,515             --
Transfer to  investment  securities  from  securities
       available  for sale                                           --           --        213,199
Transfer  of loans to real  estate  owned                         8,393        7,705          9,880
Transfer of building from real estate owned to premises              --        2,500             --
Increase in dividends payable                                       751          829            715
Reclassification of trading securities to securities
       available for sale upon adoption of Statement 115             --           --          2,106
Unrealized gain on securities available for sale on
       January 1, 1994                                               --           --         14,037
Deferred tax on unrealized gain on securities available
       for sale on January 1, 1994                                   --           --          5,816
Change in unrealized (gain)/loss on securities available
       for sale -- gross                                         12,134      (21,127)       (14,107)
Change in deferred tax effect on  unrealized gain/(loss)
       on securities available for sale                          (5,010)       8,723         (5,787)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements


Basis of Presentation
The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo) and Trustco Bank, National Association (Bank or Trustco) and its operating subsidiary Trustco Realty Corp., conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows.
  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation
  The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

Securities  Available for Sale
  Securities available for sale are carried at market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of the capital accounts. Management maintains an available for sale portfolio in order to provide maximum flexibility in future balance sheet management. The designation of available for sale is made at the time of purchase based upon managementOs intent to hold the securities for an indefinite period of time. These securities, however, would be available for sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank) are included in securities available for sale at cost since there is no readily available market value.
  The cost of securities available for sale is adjusted for amortization of premium and accretion of discount on a method that equates to the level yield.
  Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.


Investment Securities
  Securities classified as investment securities are carried at cost and are held to maturity to meet longer term investment objectives, including yield and liquidity purposes. At the time of purchase, securities are identified as held for investment based upon the Company's intention and ability to hold the securities to maturity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. There were no securities classified as investment securities as of December 31, 1996 and 1995.

Loans
 Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are recognized as income over the applicable loan term.
  Nonperforming loans include nonaccrual loans, restructured loans, and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed in nonaccrual status, either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Future payments received on nonperforming loans are recorded as interest income
or principal  reductions  based  upon  management's ultimate   expectation  for
collection.
   Impaired loans are commercial and commercial real estate loans in nonaccrual status and loans restructured in a troubled debt restructuring since January 1, 1995.

Allowance for Loan Losses
  An allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses based on consideration of the credit risk of the loan portfolio, including a review of past experience, current economic conditions, and underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge offs.
  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Bank Premises and Equipment
  Premises and equipment are stated at cost less accumulated depreciation and amortization computed on either the straight-line or accelerated methods over the remaining useful lives of the assets.
Real Estate Owned
  Real estate owned are assets taken through foreclosures on loans. Foreclosed assets held for sale are recorded on an individual basis at the lower of
(1) fair value minus estimated costs to sell or (2) "cost" (which is the fair value at initial foreclosure). When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent write downs are included in noninterest expense.
Income Taxes
 Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

Dividend  Restrictions
  Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Bank could pay $19.2 million plus 1997 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.

Pension Plan
  The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation.

Stock  Option Plans
 The Company's stock option plans are accounted for in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB Opinion 25) "Accounting for Stock Issued to Employees" and as such no compensation expense has been recorded for these plans.

Reclassification of Prior Year Statements
  It is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

(2)  Balances at Other Banks
  The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $12.7 million and $15.6 million at December 31, 1996 and 1995, respectively.

(3) Securities Available for Sale
  The amortized cost and approximate market value of the securities available for sale are as follows:

 (in thousands)
                                                  At December 31, 1996
                                                              Gross           Gross      Approximate
                                          Amortized      Unrealized      Unrealized           Market
                                               Cost           Gains          Losses            Value
U.S. Treasuries and agencies               $404,885           3,564           1,516          406,933
States and political subdivisions            94,954           2,135             171           96,918
Mortgage-backed securities                   75,492           1,114             113           76,493
Other                                         4,276              --              --            4,276
Total debt securities                       579,607           6,813           1,800          584,620
Equity securities                            30,139           3,911              --           34,050
Total securities available for sale        $609,746          10,724           1,800          618,670




 (in thousands)
                                                                      At December 31, 1995
                                                             Gross            Gross     Approximate
                                         Amortized      Unrealized       Unrealized          Market
                                              Cost           Gains           Losses           Value
U.S. Treasuries and agencies              $432,710          14,806              173         447,343
States and political subdivisions           68,151           2,256               36          70,371
Mortgage-backed securities                  78,481           1,934              131          80,284
Other                                       15,690           1,600               --          17,290
Total debt securities                      595,032          20,596              340         615,288
Equity securities                           24,118             800               --          24,918
Total securities available for sale       $619,150          21,396              340         640,206

  The following table distributes the debt securities available for sale portfolio as of December 31, 1996, based on the securities' final maturity (mortgage-backed securities are stated using average life):

(in  thousands)
                                                                 Approximate
                                              Amortized               Market
                                                   Cost                Value
Due in one year or less                        $ 39,028               39,396
Due after one year through five years            47,094               48,589
Due after five years through ten years          279,870              282,463
Due after ten years                             213,615              214,172
                                               $579,607              584,620

  The proceeds from sales of securities, gross realized gains and gross realized losses from sales and calls during 1996, 1995 and 1994 are as follows:


 (in thousands)
                                                            At December 31,
                                                       1996      1995       1994
Proceeds from sales                                $382,780   243,597  1,015,688
Gross realized gains                                  3,214     1,220      5,805
Gross realized  losses                                7,750       977     14,682



  The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The Company classified certain of the investment securities as
being   available  for  sale and reclassified these balances to a separate line on the consolidated  statement of  condition.
  In December  1995, the Company reclassified the entire portfolio of investment
securities  to  the  category  of  securities   available  for  sale.     This
reclassification was made in response to a one-time transfer allowed by the Financial Accounting Standards Board and the various federal banking regulators.
  The amortized cost of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $299.7 million and $250.1 million at December 31, 1996 and 1995 respectively.
  There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 1996 and 1995.

(4)  Loans and Allowance for Loan Losses
A summary of loans by category is as follows:
(in thousands)
                                                                At December 31,
                                                               1996        1995
Commercial                                               $  217,363     225,174
Real estate
    Construction                                              7,055      11,239
    Residential mortgage loans                              801,826     760,276
    Home equity line of credit                              183,832     194,744
Installment loans                                            33,259      36,493
Total loans                                               1,243,335   1,227,926
Less: Unearned income                                         1,453       1,784
      Allowance for loan losses                              51,561      48,320
Net loans                                                $1,190,321   1,177,822


  At December 31, 1996 and 1995, loans to executive officers, directors, and to associates of such persons aggregated $6.9 million and $7.7 million, respectively. During 1996, new loans of $3.8 million were made and repayments of loans totalled $4.6 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
  TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.
 The following table sets forth the information with regard to nonperforming loans:

 (in thousands)
                                                                At December 31,
                                                             1996      1995     1994
Loans in nonaccrual status                                $10,748    12,832    6,370
Loans  contractually past due 90 days or more
 and still  accruing  interest                                792     1,696    4,436
Restructured  loans                                         2,495     1,130      910
Total  nonperforming  loans                               $14,035    15,658   11,716

  Interest on nonaccrual and restructured loans of $1.3 million in each of 1996 and 1995, and $639 thousand in 1994, would have been earned in accordance with the original contractual terms of the loans. Approximately $834 thousand, $607 thousand and $292 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 1996, 1995, and 1994, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.
  Transactions in the allowance for loan losses account are summarized as follows:

(in thousands)
                                               For the years ended December 31,
                                               1996         1995          1994
Balance at beginning of year               $ 48,320       38,851        34,087
Provision for loan losses                     6,577       12,698         8,056
Loans charged off                            (5,648)      (7,338)       (4,824)
Recoveries on loans previously charged off    2,312        4,109         1,532
Balance at year end                        $ 51,561       48,320        38,851



  Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 (Statement 114), "Accounting by Creditors for Impairment of a Loan." Statement 114 was amended by Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for
Impairment  of a Loan -- Income  Recognition  and Disclosures."   These new
accounting standards prescribe recognition criteria for loan impairment and measurement methods for impaired loans, and loans whose terms are modified in a troubled debt restructuring subsequent to the adoption of these new standards. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement. These new standards are applicable principally to commercial and commercial real estate loans, however, certain provisions dealing with restructured loans also apply to the retail loan products. Once a loan is identified as impaired, the new accounting standards require measurement of the loan at the lower of fair value of the anticipated proceeds to be received or the recorded investment in the loan. The accounting standards provide certain guidelines as to how fair value is to be determined.
  In  addition,  Statement   114  substantially   modified  the   definition  of
"in-substance foreclosure" loans. Consequently, certain loans identified at year end 1994 as being in-substance foreclosure loans, and classified as real estate owned, have been reclassified into the loan portfolio. At January 1, 1995, $9.2 million of loans previously included in real estate owned have been reclassified to the loan balance.
  At December 31, 1996 and 1995, there were $5.7 million and $9.4 million, respectively, of commercial and commercial real estate loans that were in non-accrual status and were classified as impaired loans. In addition, there were newly restructured retail loans totalling $2.9 million and $600 thousand that as of December 31, 1996 and 1995 respectively, were identified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years, and the fact that the collateral values support the loan balances. Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of cash payments received on restructured loans).
  During 1996 and 1995 the average balance of impaired loans was $8.5 million and $10.5 million, respectively, and there was approximately $562 thousand and $400 thousand of interest income recorded on these loans in the accompanying
consolidated   statements  of  income  for  1996  and  1995, respectively.
  There were $2.6 million and $7.1 million of loans pledged for various purposes at December 31, 1996 and 1995, respectively.

  (5) Bank Premises and  Equipment
A summary of premises and equipment at December 31, 1996 and 1995 follows:
  (in  thousands)

                                                  1996                 1995
Land                                          $  3,585                3,593
Buildings                                       25,214               25,075
Furniture, fixtures and equipment               15,761               15,611
Leasehold improvements                           3,711                3,458
                                                48,271               47,737
Accumulated depreciation and amortization      (25,173)             (22,729)
Total                                         $ 23,098               25,008


  Depreciation and amortization expense approximated $3.0 million, $3.6 million, and $2.7 million for the years 1996, 1995, and 1994, respectively. Occupancy expense included rental expense of $1.2 million in 1996, and $1.1 million in each of 1995 and 1994.

6)  Short-Term  Borrowings
  Short-term borrowings, consisting primarily of the Trustco Short-Term Investment Account, were as follows:

(in thousands)

                                                                       1996
                                                        Trustco         Other
                                                     Short-Term    Short-Term
                                                        Account    Borrowings     Total
Amount outstanding at
   December 31, 1996                                  $  94,298        17,364   111,662
Maximum amount outstanding
   at any month end                                     106,441        20,217   124,961
Average amount outstanding                               79,583        18,741    98,324
Weighted average interest rate:
   For the year                                            5.01%         3.25      4.67
   As of year end                                          4.99          3.33      4.73

(in thousands)
                                                                       1995
                                                        Trustco         Other
                                                     Short-Term    Short-Term
                                                        Account    Borrowings     Total
Amount outstanding at
   December 31, 1995                                  $  42,250        14,404    56,654
Maximum amount outstanding
  at any month end                                       45,066        19,375    62,164
Average amount outstanding                               20,812        17,278    38,090
Weighted average interest rate:
  For the year                                             5.40%         3.78      4.66
  As of year end                                           5.33          3.38      4.83



  The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Bank pledged for that purpose.
  Trustco has approximately $200 million of available lines of credit with the Federal Home Loan Bank.

(7)  Income Taxes
A summary of income tax expense/(benefit) included in the consolidated statements of income follows:

(in thousands)
                                               For the years ended December 31,
                                               1996         1995           1994
Current tax expense:
    Federal                                $ 16,705       16,919         12,412
    State                                     4,710        5,646          3,209
Total current tax expense                    21,415       22,565         15,621
Deferred tax benefit                         (4,088)      (9,811)        (2,981)
Total income tax expense                   $ 17,327       12,754         12,640


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, 1995 and 1994 is as follows:

Deferred Tax Benefits and Liabilities

(in thousands)
                                                                   December 31,
                                                             1996         1995          1994
                                                       Deductible/  Deductible/   Deductible/
                                                         (Taxable)    (Taxable)     (Taxable)
                                                         Temporary    Temporary     Temporary
                                                       Differences  Differences   Differences
Bond accounting                                          $      43           18           107
Benefits and deferred remuneration                           4,034        2,433         2,326
Deferred loan fees, net                                        840        1,085         1,391
Difference in reporting the provision for loan
     losses,net                                             25,247       23,477        18,301
Other income or expense not utilized
     for tax purposes                                        4,527        4,386         2,174
Depreciable assets                                           1,319          651           561
Other items                                                    575          447           481
      Total                                                 36,585       32,497        25,341
Valuation reserve                                           (2,051)      (2,051)       (4,706)
Net deferred tax asset at end of year                       34,534       30,446        20,635
Net deferred tax asset at beginning of year                 30,446       20,635        17,654
Deferred tax benefit                                     $  (4,088)      (9,811)       (2,981)


Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $2.1 million at December 31, 1996 and December 31, 1995 is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $34.5 million and $30.4 million at December 31, 1996 and 1995, respectively, will be realized.
  In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax liability of $3.7 million at December 31,1996, and $8.7 million at December 31, 1995, relating to the net unrealized gains on securities available for sale.

  The effective tax rates differ from  the statutory  federal  income tax rate.
The reasons for these  differences  are as follows:
                                                                 1996      1995       1994
Statutory federal income tax rate                                35.0%     35.0       35.0
Increase/(decrease) in taxes resulting from:
     Tax exempt income                                           (3.3)     (3.1)      (1.9)
     State income tax, net of federal
         tax benefit                                              5.4       9.6        4.9
     Effect of decrease in tax rate
         on deferred tax benefit                                   --        --        1.1
     Reduction in valuation reserve                                --      (6.9)      (3.5)
     Other items                                                  0.6      (1.3)        --
Effective income tax rate                                        37.7%     33.3       35.6

(8)  Benefit Plans
(a) Retirement Plan
  The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1996 and 1995:

Actuarial Present Value of Benefit  Obligations:
(in thousands)
                                                                         1996          1995
Accumulated benefit obligation,
   including vested benefits of $14,186 and
   $13,513 in 1996 and 1995,  respectively                          $ (14,370)      (13,715)
Projected benefit obligation for service
   rendered to date                                                   (16,336)      (15,037)
Plan assets at fair value                                              25,170        22,621
Plan assets in excess of projected
   benefit obligation                                                   8,834         7,584
Unrecognized net gain from past experience
   different from that assumed and effects
   of changes in assumptions                                           (6,499)       (5,110)
Unrecognized prior service cost                                          (420)         (465)
Unrecognized net asset at transition being
   recognized over 4 remaining years                                     (590)         (737)
Prepaid pension expense                                             $   1,325         1,272


Net Pension Benefit for the years ended December 31:
(in thousands)
                                                            1996        1995        1994
Service cost -- benefits earned
     during the period                                  $    653         511         518
Interest cost on projected
     benefit obligation                                      995         920         874
Actual return on plan assets                              (3,653)     (5,080)        (39)
Net amortization and deferral                              1,952       3,639      (1,478)
Net periodic pension benefit                            $    (53)        (10)       (125)


  The weighted average discount rate, the rate of increase in future compensation levels, and the expected long-term rate of return used in determining the actuarial present value of projected benefit obligations, were as follows:

                                             1996     1995      1994
Weighted  average  discount  rate            6.50%    6.50      7.00
Rate of  increase  in future compensation    6.00     6.00      6.00
Expected long-term  rate of return on assets 6.50     6.25      6.75

 The Company also has actuarily determined supplemental pension plans under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for these plans were $2.6 million, $2.0 million, and $1.8 million in 1996, 1995, and 1994, respectively.
  Rabbi trusts have been established for certain benefit plans in 1996. These rabbi trust accounts are administered by the Bank's Trust department and invest primarily in the Trustco Short-Term Investment Account. These assets are reflected as other assets in the December 31, 1996, consolidated statement of condition.
(b) Incentive and Bonus Plans
  The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.3 million in 1996 and 1995, and $1.2 million in 1994.
  The  Company  also has an  executive incentive plan. The expense of this plan
is  based  on  the  Company's  performance  and  estimated   distributions   to
participants are accrued during the year and generally paid in the following year. The expense recorded fo this plan was $2.1 million, $1.7 million, and $1.3 million in 1996, 1995, and 1994, respectively.

(c) Stock Option Plans
  At December 31, 1996, the Company had stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related
Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996        1995
Net income
    As reported                                                $28,699      25,527
    Pro forma                                                   28,364      25,373
Earnings per share
    As reported                                                   1.37        1.23
    Pro forma                                                     1.35        1.22

  Pro forma net income and earnings per share reflect options granted in 1996 and 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to January 1, 1995 is not considered.
  Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 1.4 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 152,000 shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a five year period from the date the options are granted for the employee plan and they are immediately exercisable for the directors plan.


 A summary of the status of TrustCo's stock option plans as of December 31,1996, 1995 and 1994 and changes during the years ended on those dates are as follows:

                                          Outstanding Options      Exercisable Options
                                                      Average                  Average
                                                       Option                   Option
                                          Shares        Price      Shares        Price
Balance, January 1, 1994               1,377,802       $ 9.06     647,493       $ 8.68
New options awarded                      389,367        13.32      91,232        13.55
Cancelled options                        123,185        12.64       1,518        13.30
Exercised options                         98,809         8.78      98,809         8.78
Options became exercisable                    --           --     222,236         8.41

Balance, December 31, 1994             1,545,175        10.66     860,634         9.57

New options awarded                      352,820        16.29      80,684        16.44
Exercised options                        129,837         6.97     129,837         6.97
Options became exercisable                    --           --     278,780        11.05

Balance, December 31, 1995             1,768,158        12.05   1,090,261        10.76

New options awarded                      394,450        17.73      89,010        18.03
Cancelled options                          8,280        15.61          --           --
Exercised options                        105,929         7.55     105,929         7.55
Options became exercisable                    --           --     266,739        13.14

Balance, December 31, 1996             2,048,399       $13.36   1,340,081       $11.97

  Options are exercisable for approximately 1.3 million shares at year end 1996 and 1.1 million shares at year end 1995. The fair value of each option as of the grant date, estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 was:

         Employees'       Directors'
               Plan             Plan
1996          $3.25             3.64
1995           2.72             2.93

  The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                            Employees'    Directors'
                                                  Plan          Plan
Expected dividend yield 1996 and 1995             5.06%         5.06
Risk-free interest rate:
  1996                                            6.65          6.62
  1995                                            5.97          6.27
Expected volatility rate:
  1996                                           20.65         21.23
  1995                                           20.29         20.47

Expected lives 1996 and 1995                       7.5 years     6.0 years


  The following table summarizes information about the stock option plans for options outstanding at December 31, 1996:

                                                   Weighted
                                       Options      Average       Weighted
Range of                           Outstanding    Remaining        Average
Exercise                              Year End  Contractual       Exercise
   Price                                  1996         Life          Price

Less than $10.00                       612,889    5.4 years         $ 8.93
Between $10.01 and $15.00              696,060    7.5 years          13.34
Greater than $15.01                    739,450    9.5 years          17.05
Total                                2,048,399    7.6 years         $13.36

The following table summarizes information about the exercisable stock options at December 31, 1996:

                                                   Weighted
                                       Options      Average       Weighted
Range of                           Exercisable    Remaining        Average
Exercise                              Year End  Contractual       Exercise
   Price                                  1996         Life          Price

Less than $10.00                       612,889    5.4 years         $ 8.93
Between $10.01 and $15.00              492,040    7.5 years          13.36
Greater than $15.01                    235,152    9.4 years          16.98
Total                                1,340,081    6.9 years         $11.97

(d) Postretirement Benefits
  The Company permits retiree's under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the
Bank  provides  a  Medicare   Supplemental  Program  to  retirees.


   Accumulated postretirement benefit obligations at December 31, 1996 and 1995:

 (in thousands)

                                                    1996      1995
Retirees                                         $ 4,628     4,000
Fully eligible active plan participants              657       651
Other active plan participants                     2,421     1,929
Accumulated  postretirement benefit
       obligation                                  7,706     6,580
Plan  assets,  at fair value                       8,860     8,058
Plan assets in excess of accumulated
       postretirement benefit obligation           1,154     1,478
Unrecognized gain                                 (2,039)   (1,937)
Accrued  postretirement  benefit  cost           $  (885)     (459)


Net periodic postretirement benefit costs for 1996, 1995, and 1994 includes the following  components:
(in thousands)
                                           1996        1995       1994
Service cost                              $ 323         325        362
Interest  cost                              444         445        462
Return on plan assets                      (304)       (248)      (429)
Deferral of unrecognized net gain           (31)         --         --

Net period  postretirement  benefit cost  $ 432         522        395


  The Company funded the prior service cost of the plan in full through the use of a benefit trust during the first quarter of 1993. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The trust holding the plan assets is subject to federal income taxes at a 35.0% rate. The expected long-term rate of return on plan assets, after estimated income taxes, was 3.8%, 4.0%, and 4.2% for the years ended December 31, 1996, 1995, and 1994, respectively. For measurement purposes, a 7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996 and thereafter.
  The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $1.1 million, and increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996, by approximately $185 thousand.
 The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.50 percent at December 31, 1996 and December 31, 1995, and 6.75 percent at December 31, 1994.

(9)  Commitments  and Contingent  Liabilities
(a) Leases
  The Bank leases certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.
(in  thousands)

1997                            $1,121
1998                             1,064
1999                             1,040
2000                               964
2001                               887
2002 and after                   4,672

                                $9,748
(b)  Litigation
  Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(c) Time  Deposits
   At December 31, 1996, the maturity of all time deposits is as follows:

(in thousands)

Under 1 year                     $507,187
1 to 2 years                      194,815
2 to 3 years                      126,390
3 to 4 years                       30,365
4 to 5 years                        8,243
over 5 years                        3,283
                                 $870,283

(10)  Off-Balance Sheet Financing
  Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the BankOs normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 1996 and 1995 was $222.5 million and $220.8 million, respectively. Approximately three-fifths of these commitments were for variable rate products at the end of 1996.
  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the BankOs normal credit policies, including obtaining collateral. The BankOs exposure to credit loss for standby letters of credit at December 31, 1996 and 1995 was $12.0 million and $19.0 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(11) Fair Value of Financial  Instruments
  The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.

(in thousands)
                                                         As of December 31, 1996
                                                         Carrying           Fair
                                                            value          value
Financial assets:
    Cash and cash equivalents                          $  355,779        355,779
    Securities available for sale                         618,670        618,670
    Loans                                               1,190,321      1,237,297
    Accrued interest receivable                            17,372         17,372
Financial liabilities:
    Demand deposits                                       123,553        123,553
    Interest-bearing deposits                           1,829,593      1,832,956
    Borrowings                                            111,662        111,662
    Accrued interest payable                                2,941          2,941

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

  The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in the previous table:

Cash  and  Cash  Equivalents
  The carrying  value of these  financial instruments approximates fair values.

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

Deposit  Liabilities
  The fair values disclosed for noninterest-bearing deposits, NOW accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit is assumed to approximate fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity.
Short-Term  Borrowings and Other  Financial  Instruments
  The fair value of all short-term borrowings and other financial instruments is assumed to be the carrying value.
Financial Instruments  with  Off-Balance  Sheet Risk
  The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and letters of credit.

If the commitments are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees, which are considered to be immaterial.
  The Company has no derivative investment products nor has the Company ever invested in such investment vehicles. Therefore, the disclosures as required by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," are not presented except as it relates to fair value disclosures in this footnote.

(12)  Regulatory Capital  Requirements
  Office of the Comptroller of the Currency (OCC) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1996, the Bank was required to maintain a minimum leverage ratio of Tier I (leverage) capital to total adjusted average assets of 4.00% and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
  The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risk based capital ratio of at least 10.0%.
  The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weighting and other factors.
  Management believes that, as of December 31, 1996, the Bank and Company meet all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.
  Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply. The following is a summary of actual capital amounts and ratios for the Bank and the Company (on a consolidated basis):

(dollars in thousands)
                                                         As of December 31, 1996
                                                         Amount            Ratio
Tier I (leverage) capital:
   Trustco Bank, NA                                    $138,982             6.27%
   TrustCo Bank Corp NY                                 157,161             7.04

Tier I risk based capital:
   Trustco Bank, NA                                     138,982            11.64
   TrustCo Bank Corp NY                                 157,161            12.99

Total risk based capital:
   Trustco Bank, NA                                     154,363            12.92
   TrustCo Bank Corp NY                                 172,735            14.28


(13)  Parent Company Only
  The following statements pertain to TrustCo Bank Corp NY (Parent Company):

Statements of Income
(in thousands)
                                                        Years Ended December 31,
Income:                                                 1996      1995      1994


    Dividends and interest
        from subsidiaries                           $ 20,418    28,416    14,820
    Gain on sale of securities                            --        92       133
    Income from other investments                        301        66        66
            Total income                              20,719    28,574    15,019
Expense:
    Operating supplies                                   120       126       129
    Professional services                                222       200       145
    Miscellaneous expense .                              308        70        48
            Total expense                                650       396       322
Income before income
    taxes and undistributed
    net income of subsidiaries                        20,069    28,178    14,697
Income tax expense/(benefit)                             (98)      (32)        1
Income before equity in undistributed net
    income of subsidiaries                            20,167    28,210    14,696
(Distributions in excess of)/equity in
    undistributed net income of subsidiaries           8,532    (2,683)    8,192
Net income                                          $ 28,699    25,527    22,888





Statements of Condition
(in thousands)
                                                                   December 31,
Assets:                                                      1996           1995
    Cash in subsidiary bank                             $   8,185          7,187
    Noninterest bearing note receivable from
         subsidiary                                         2,117          3,617
    Investments in subsidiaries                           142,108        141,526
    Securities available for sale                          15,965         12,601
    Other assets .                                          1,296            422
            Total assets                                $ 169,671        165,353
Liabilities and shareholders' equity:
    Accrued expenses and other liabilities              $   7,271          5,254
            Total liabilities                               7,271          5,254
Shareholders' equity .                                    162,400        160,099
            Total liabilities and shareholders' equity  $ 169,671        165,353





 Statements of Cash Flows
(in thousands)
                                                               Years Ended December 31,
                                                            1996         1995        1994
Increase/(decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income                                             $  28,699       25,527      22,888
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Distributions in excess of/(equity in
         undistributed net income) of subsidiaries        (8,532)       2,683      (8,192)
        Gain on sales of securities                           --          (92)       (133)
        (Increase)/decrease in other assets                 (874)          78           1
        Increase/(decrease) in accrued expenses              (19)          31          34
            Total adjustments                             (9,425)       2,700      (8,290)
Net cash provided by operating activities                 19,274       28,227      14,598
Cash flows from investing activities:
       Proceeds from sale of securities available
                  for sale                                    --        1,285       1,603
       Purchase of securities available for sale            (253)     (10,651)     (1,668)
       (Increase)/decrease in noninterest bearing
                  note receivable from subsidiary            500       (3,617)         --
           Net cash provided by/(used in)investing
                          activities                         247      (12,983)        (65)
Cash flows from financing activities:
    Proceeds from issuance of common stock                   935          893         866
    Dividends paid                                       (19,447)     (16,926)    (13,595)
    Payments to acquire treasury stock                      (805)        (253)         --
    Proceeds from sale of treasury stock                     794           --          --
            Net cash used in financing activities        (18,523)     (16,286)    (12,729)
Net increase/(decrease) in cash and cash equivalents         998       (1,042)     (1,804)
Cash and cash equivalents at beginning of year             7,187        8,229       6,425
Cash and cash equivalents at end of year               $   8,185        7,187       8,229

Supplemental disclosure of cash flow information:
    Increase in dividends payable                      $     751          829         715
    Equity contribution to subsidiary                      1,000           --          --
    Reclassification of trading securities to
            securities available for sale
            upon adoption of Statement 115                    --           --       2,106
    Change in unrealized (gain)/loss on
            available for sale securities -- gross        (3,111)        (843)         42
    Reclassification of fixed assets to other assets          --          389          --
    Change in deferred tax effect on unrealized
            gain/(loss) on securities available for
            sale                                           1,285          348         (18)


TrustCo Bank Corp NY
Officers and Board of Directors


Officers
Robert A. McCormick
President and Chief Executive Officer

Robert T. Cushing
Vice President and Chief Financial Officer

Nancy A. McNamara
Vice President

Ralph A. Pidgeon
Vice President and Assistant Secretary

William F. Terry
Secretary



Board of Directors
Barton A. Andreoli
President Towne Construction and Paving Corp.

Lionel O. Barthold
Chairman
Power Technologies, Inc.

M. Norman Brickman
President
D. Brickman, Inc.

Anthony J. Marinello, M.D., Ph.D.
Physician

Robert A. McCormick
President and Chief Executive Officer Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

John S. Morris, Ph.D.
President Emeritus, Union College and Former Chancellor, Union
University

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
President
R.J. Murray Co., Inc.

Kenneth C. Petersen
President Schenectady International, Inc.

William D. Powers
Chairman New York Republican State Committee

William J. Purdy
President Welbourne & Purdy Realty, Inc.

William F. Terry
Senior Vice President and Secretary Trustco Bank

Directors of TrustCo Bank Corp NY are also Directors of Trustco Bank HONORARY DIRECTORS

Charles W. Carl, Jr.
Caryl P. Haskins, Ph.D.
Bernard J. King
H. Gladstone McKeon
William H. Milton, III
Daniel J. Rourke, M.D.
Anthony M. Salerno
Edwin O. Salisbury
Harry E. Whittingham, Jr.

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

COMMUNITY RELATIONS, LEGAL COUNSEL, LOAN DIVISION, TRUST
Senior Vice President
Nancy A. McNamara

LEGAL COUNSEL
Administrative Vice President
Henry C. Collins

LOAN DIVISION COMMERCIAL/MORTGAGE LOANS
Administrative Vice President
Robert J. McCormick

COMMERCIAL LOANS
Vice Presidents
Donald J. Csaposs
Scot R. Salvador
George W. Wickswat

Commercial Loan Officers
Peter L. Gregory
Eric W. Schreck
Joseph F. Scriver

MORTGAGE LOANS
Senior Loan Officer
Elinore J. Vine

TRUST DEPARTMENT
Vice Presidents
Ann Marie Franke
James Niland
Ann M. Noble
Robert Scribner

Trust Officers
John P. Fulgan
Richard W. Provost
J. Jeffrey Underhill

Investment Officer
William M. McCartan

BRANCHES, INSTALLMENT LOANS/CREDIT CARDS, RETIREMENT/GOVERNMENT ACCOUNTS Senior Vice President
Ralph A. Pidgeon

BRANCH OFFICERS
Richard E. Bailey
Thomas H. Lauster
Eleanor G. Moran

INSTALLMENT LOANS/ CREDIT CARDS
Senior Installment Loan Officer
Thomas M. Poitras

BANK OPERATIONS, MARKETING
Senior Vice President and Secretary
William F. Terry

BANK OPERATIONS
Administrative Vice President
James D. McLoughlin

Deposit Operations
Officer Kevin M. Curley

MARKETING
Vice President
Madeline S. Busch

HUMAN RESOURCES
Senior Personnel Officer
Cheri J. Parvis

Branch Locations

Altamont Ave. Office 1400 Altamont Ave. Schenectady Telephone:
356-1317

Altamont Ave. West Office 1900 Altamont Ave. Rotterdam Telephone:
355-1900

Bay Road Office 345 Bay Road, Suite 1 Queensbury Telephone: 792-2691

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

Malta 4 Corners Office 2471 Route 9 Malta Telephone: 899-1056

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

Route 9 Office N Latham 754 New Loudon Rd. Latham Telephone: 786-8816

Sheridan Plaza Office 1350 Gerling St. Schenectady Telephone:
377-8517

Shoppers' World Office Old Rte. 146 and Plank Rd. Clifton Park
Telephone: 383-6850

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

Union Street East Office 1700 Union St. Schenectady Telephone:
382-7511

Upper New Scotland Office 583 New Scotland Ave. Albany Telephone:
438-6611

Upper Union Street Office 1620 Union St. Schenectady Telephone:
374-4056

Wilton Mall Office Route 50 Saratoga Springs Telephone: 583-1716

Wolf Road Office 34 Wolf Road Albany Telephone: 458-7761

General Information

ANNUAL MEETING
Monday,  May  19,  1997
10:00  AM
TrustCo  Bank  Corp  NY
192  Erie  Boulevard
Schenectady,  NY 12305

CORPORATE HEADQUARTERS
320 State Street
Schenectady,  New York 12305
(518) 377-3311

DIVIDEND  REINVESTMENT  PLAN
A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges, and provides a convenient method of acquiring additional shares. Trustco Bank, our wholly owned bank subsidiary, acts as administrator for this service, and is the agent for shareholders in these
transactions.  Shareholders who want additional  information   may contact  the
TrustCo  Shareholder  Services  Department  (518) 381-3601.

DIRECT DEPOSIT OF DIVIDENDS
Electronic deposit of dividends, which offers safety and convenience, is available to TrustCo shareholders who wish to have dividends deposited directly to personal checking, savings or other accounts. Electing direct deposit will not affect the mailing of annual and quarterly reports and proxy materials. If you would like to arrange direct deposit, please write or call the Corporate Secretary at the address or the telephone number listed on this page.

DUPLICATE MAILING NOTIFICATION
If you are a shareholder of record and are currently receiving multiple copies of TrustCo's annual and quarterly reports, please contact the TrustCo Shareholder Services Department at (518) 381-3601, or at the address listed on this page.
EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative  Action Equal  Opportunity Employer.

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

Trustco  Realty  Corp.
Schenectady,  New York


TRANSFER  AGENT
Trustco  Bank
Securities Department
P.O. Box 380 Schenectady, New York 12301-0380


Trustco Bank is a registered service mark with the U.S. Patent &
Trademark Office.

(INSIDE BACK COVER)
(BLANK)

(BACK COVER)
(BLANK)

                         LIST OF SUBSIDIARIES OF TRUSTCO


  Trustco Bank, National Association                Nationally chartered
                                                    banking association

  ORE Subsidiary Corp                               New York corporation

  Trustco Realty Corp.                              New York corporation
  (Subsidiary of Trustco Bank,
  National Association)












  Each subsidiary does business under its own name. The activities of each is described in Part I, Item 1 of Form 10-K.

                                                        Exhibit 23
  KPMG Peat Marwick LLP
  74 North Pearl Street
  Albany, NY  12207

        CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  The Board of Directors
  TrustCo Bank Corp NY:

  We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153) filed on October 3, 1991, Form S-8 (No. 33-67176) filed on
  August 6, 1993, Form S-8 (No. 33-43153) filed on March 21, 1995, Form S-8 (No. 33-60409) filed on June 20, 1995, Form S-3 (No. 33-46044) filed on September 20, 1995 of TrustCo Bank Corp NY and subsidiaries of our report dated January 24, 1997, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 Annual Report on Form 10-K of TrustCo Bank Corp NY. Our report refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures."

                                                /s/ KPMG Peat Marwick LLP
                                                -------------------------
                                                KPMG Peat Marwick LLP
  March 21, 1997

                                                         Exhibit 24
                                                     POWER OF ATTORNEY

  The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1996 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

  /s/Barton A. Andreoli                         /s/Lionel O. Barthold
  --------------------------                    ---------------------
  Barton A. Andreoli                            Lionel O. Barthold

  /s/M. Norman Brickman                         /s/Anthony J. Marinello
  --------------------------                    ---------------------
  M. Norman Brickman                            Dr. Anthony J. Marinello

  /s/Robert A. McCormick                        /s/Nancy A. McNamara
  --------------------------                    ---------------------
  Robert A. McCormick                           Nancy A. McNamara

  /s/Dr. John S. Morris                         /s/James H. Murphy
  --------------------------                    ---------------------
  Dr. John S. Morris                            Dr. James H. Murphy

  /s/Richard J. Murray, Jr.                     /s/Kenneth C. Petersen
  --------------------------                    ---------------------
  Richard J. Murray, Jr.                        Kenneth C. Petersen

  /s/ William D. Powers                         /s/William J. Purdy
  --------------------------                    ---------------------
  William D. Powers                             William J. Purdy

  /s/William F. Terry
  --------------------------
  William F. Terry

  Sworn to before me this 18th day of March 1997.

  /s/Joan Clark
  -------------------------
  Notary Public

  Joan Clark
  Notary Public, State of New York
  Qualified in Albany County
  No. 01CL4822282
  Commission Expires Nov. 30, 1998