Form 10-Q
period 1997-03-31
TRUSTCO BANK CORP N Y
filed 1997-04-29
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-----------------------------------------------------------------------------


                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                 March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
   Class of Common Stock                            as of April 17, 1997
---------------------------                        ----------------------
       $1 Par Value                                      20,417,588

--------------------------------------------------------------------------------

                                               TrustCo Bank Corp NY

                                                       INDEX
------------------------------------------------------------------------------


                Part I -- FINANCIAL INFORMATION
                                                                  PAGE NO.

  Item 1        Interim Financial Statements (Unaudited):             1
                Consolidated Statements of Income for the
                Three Months Ended March 31, 1997 and
                1996
                Consolidated Statements of Financial                  2
                Condition as of March 31,1997
                Consolidated Statements of Cash Flows for           3-4
                the Three Months Ended March 31, 1997
                and 1996
                Notes to Consolidated Interim Financial               5
                Statements
                Independent Auditors' Report                          6
  Item 2        Management's Discussion and Analysis               7-13

                Part II -- OTHER INFORMATION

  Item 1        Legal Proceedings -- NONE

  Item 2        Changes in Securities -- NONE

  Item 3        Defaults Upon Senior Securities -- NONE

  Item 4        Submission of Matters to Vote of Security Holders -- NONE

  Item 5        Other Information -- NONE

       Item 6              Exhibits and Reports on Form 8-K
       ------              --------------------------------

        (a)                Exhibits -- NONE

        (b)                Reports on Form 8-K
                           Filing of Form 8-K on January 22, 1997, regarding two press releases dated January 21, 1997, detailing fourth quarter and year-end 1996 financial results, incorporated herein by reference.

                           Filing of Form 8-K on February 20, 1997, regarding press release of February 18, 1997, declaring quarterly dividend of $0.275 payable April 1, 1997, to shareholders of record March 7, 1997, incorporated herein by reference.

                           Filing of Form 8-K on April 15, 1997, regarding two press releases dated April 15, 1997, detailing first quarter financial results, incorporated herein by reference.



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Income (Unaudited)
                                (Dollars in Thousands)
                                                            3 Months Ended
                                                               March 31
                                                       1997            1996
                                                      -------         -------
   Interest income:
    Interest and fees on loans....................... 26,812          26,947
    Interest on U. S. Treasuries and agencies........  7,446           8,437
    Interest on states and political
     subdivisions....................................  1,290             900
    Interest on mortgage-backed securities...........  1,589           1,322
    Other............................................    436             601
    Interest on federal funds sold...................  4,322           3,301
                                                      -------         -------
       Total interest income......................... 41,895          41,508
                                                      -------         -------
   Interest expense:
    Interest on deposits:
     NOW accounts....................................    885             891
     Savings.........................................  5,587           5,696
     Money market deposit accounts...................    442             512
     Certificates of deposit of $100,000 or more.....  1,322           1,281
     Other time...................................... 11,335          11,264
    Interest on short-term borrowings................  1,317             733
                                                      -------         -------
      Total interest expense......................... 20,888          20,377
                                                      -------         -------
      Net interest income............................ 21,007          21,131
   Provision for loan losses.........................  1,210           3,110
                                                      -------         -------
      Net interest income after provision
       for loan losses............................... 19,797          18,021
                                                      -------         -------
   Noninterest income:
    Trust department income..........................  1,572           1,372
    Fees for other services to customers.............  1,804           1,693
    Net gain/(loss) on securities available for sale.   (495)           (421)
    Other............................................    655             483
                                                      -------         -------
     Total noninterest income........................  3,536           3,127
                                                      -------         -------
   Noninterest expenses:
    Salaries and employee benefits...................  5,715           5,342
    Net occupancy expense............................  1,085           1,239
    Equipment expense................................    757             840
    FDIC insurance expense...........................     61               1
    Professional services............................  1,118             787
    Other real estate expenses.......................    189             216
    Other............................................  2,279           2,021
                                                      -------         -------
     Total noninterest expenses...................... 11,204          10,446
                                                      -------         -------
      Income before taxes............................ 12,129          10,702
   Applicable income taxes...........................  4,536           4,017
                                                      -------         -------
       Net income....................................  7,593           6,685
                                                      ========        ========

   Earnings per Common Share:

       Net income....................................  $0.36            0.32*
                                                      =======         =======

   Average equivalent shares outstanding
        (000s omitted                                 21,157          20,941
                                                      =======         =======

*Per share data adjusted for 15% stock split declared August, 1996.

   See accompanying notes to consolidated interim financial statements.





                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                      03/31/97         12/31/96
                                                     (Unaudited)
Assets:                                               ---------       ---------

 Cash and due from banks.........................     50,749            45,779

 Federal funds sold..............................    373,000           310,000
                                                    ---------          ---------
   Total cash and cash equivalents...............    423,749           355,779

 Securities available for sale:
  U. S. Treasuries and agencies..................    357,225           406,933
  States and political subdivisions..............     93,335            96,918
  Mortgage-backed securities.....................     98,210            76,493
  Other..........................................     39,667            38,326
                                                    ---------          ---------
   Total securities available for sale...........    588,437           618,670
                                                    ---------          ---------
 Loans:
  Commercial.....................................    204,664           223,116
  Residential mortgage loans.....................    817,140           803,128
  Home equity line of credit.....................    181,726           183,832
  Installment loans..............................     31,302            33,259
                                                    ---------         ---------
   Total loans...................................   1,234,832         1,243,335
 Less:                                              ---------         ---------
  Allowance for loan losses......................      51,845            51,561
  Unearned income................................       1,393             1,453
                                                    ---------         ---------
  Net loans......................................   1,181,594         1,190,321

 Bank premises and equipment.....................      22,759            23,098
 Real estate owned...............................       8,347             6,518
 Other assets....................................      68,369            67,394
                                                    ---------         ---------
    Total assets.................................   2,293,255         2,261,780
                                                    =========         =========
 Liabilities:

 Deposits:
  Demand.........................................     112,617           123,553
  Now accounts...................................     259,454           236,264
  Savings accounts...............................     662,471           661,915
  Money market deposit accounts..................      59,564            61,131
  Certificates of deposit (in denominations of
   $100,000 or more).............................      97,605            89,793
  Other time.....................................     792,423           780,490
                                                    ---------         ---------
   Total deposits................................   1,984,134         1,953,146

 Short-term borrowings...........................     112,469           111,662
 Accrued expenses and other liabilities..........      35,518            34,572
                                                    ---------         ---------
   Total liabilities.............................   2,132,121         2,099,380
                                                    ---------         ---------
 Shareholders' equity

 Capital stock par value $1; 50,000,000 shares
   authorized March 31, 1997 and December 31,
   1996, and 20,986,430 and 20,959,376 shares
   issued March 31, 1997 and December 31, 1996,
   respectively..................................      20,986            20,959
 Surplus.........................................     114,521           114,228
 Undivided profits...............................      25,205            23,221
 Net unrealized gain on securities available for
   sale                                                 2,591             5,239
 Treasury stock at cost - 614,142 and 571,142
   shares at March 31, 1997 and December 31, 1996,
   respectively..................................      (2,169)           (1,247)
                                                     ---------         ---------
   Total shareholders' equity....................     161,134           162,400
                                                     ---------         ---------
   Total liabilities and shareholders' equity....   2,293,255         2,261,780
                                                    =========         =========
 See accompanying notes to consolidated interim financial statements.





                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                           1997              1996
                                                      --------          --------
Cash flows from operating activities:
Net income...........................................   7,593             6,685
                                                      --------          --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization......................     673               890
  Provision for loan losses..........................   1,210             3,110
  Loss on sale of securities available for sale......     558             1,089
  Gain on sale of securities available for sale......     (63)             (668)
 (Increase)/decrease in taxes receivable.............   2,262              (960)
  Increase in interest receivable....................    (891)             (190)
  Increase/(decrease) in interest payable............      17              (161)
  Decrease in other assets...........................   1,032               523
  Increase/(decrease) in accrued expenses............     920              (276)
                                                      --------          --------
    Total adjustments                                   5,718             3,357
                                                      --------          --------
Net cash provided by operating activities............  13,311            10,042
                                                      --------          --------
Cash flows from investing activities:

 Proceeds from sales of securities available for sale. 57,739            87,749
  Purchase of securities available for sale...........(51,844)         (160,388)
  Proceeds from maturities and calls
   of securities avail for sale....................... 19,299            62,912
  Net (increase)/decrease in loans....................  2,347            (2,633)
  Proceeds from sales of real estate owned............  1,859               975
  Capital expenditures................................   (334)             (255)
                                                      --------          --------
  Net cash provided by/(used in) investing
   activities......................................... 29,066           (11,640)
                                                      --------          --------
Cash flows from financing activities:

  Net increase in deposits............................ 30,988             7,880
  Increase in short-term borrowing....................    807             4,916
  Proceeds from issuance of common stock..............    320               535
  Purchase of treasury stock..........................   (922)               ---
  Dividends paid...................................... (5,600)           (4,849)
                                                      --------          --------
    Net cash provided by financing activities......... 25,593             8,482
                                                      --------          --------
Net increase in cash and cash equivalents............. 67,970             6,884

Cash and cash equivalents at beginning of period......355,779           289,889
                                                      --------          --------
Cash and cash equivalents at end of period............423,749           296,773
                                                      ========          ========

See accompanying notes to consolidated interim financial statements. Continued)

                                            -3-


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (Dollars in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                        THREE MONTHS ENDED March 31,   1997              1996
                                                      --------          --------

  Interest paid.....................................   20,871            20,538
  Income taxes paid.................................    2,274             4,977
  Transfer of loans to real estate owned............    5,170               338
  Increase in dividends payable.....................        9                 9
  Change in unrealized gain on securities
   available for sale-gross.........................    4,544            13,175
  Change in deferred tax effect on unrealized gain
   on securities available for sale.................   (1,896)           (5,440)




See accompanying notes to consolidated interim financial statements.
                                     -4-


       TrustCo Bank Corp NY
       Notes to Consolidated Interim Financial Statements
       (Unaudited)

  1.     Financial Statement Presentation
  In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and the cash flows for the three months ended March 31, 1997 and 1996. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1996 Annual Report to Shareholders on Form 10-K.

  2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement
  128), which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

  Management does not anticipate that the adoption of Statement 128 will materially impact EPS.

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 1997, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




  /s/KPMG Peat Marwick LLP
  ------------------------------
  KPMG Peat Marwick LLP

  Albany, New York
  April 11, 1997

                              TrustCo Bank Corp NY

                      Management's Discussion and Analysis
                                 March 31, 1997

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or " Company") during the three month period ended March 31, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1996 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split effective August 1996.

  Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The forgoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

  Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 1997 and 1996.

  Overview
  TrustCo recorded net income of $7.6 million, or $0.36 per share for the three months ended March 31, 1997, as compared to $6.7 million or $0.32 per share in the same period in 1996.

  The primary factors accounting for the year to date increase are:

 -> reduction in the provision for loan losses from $3.1 million in 1996 to $1.2 million in 1997,

 -> increase in total noninterest income by $409 thousand between 1996 and 1997, and

 -> continued emphasis on expense control, resulting in a continued improvement of the efficiency ratio to 40.2% for the first quarter of 1997.


  Asset/Liability Management
  The Company strives to generate superior earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

  Earning Assets
  Total interest earning assets increased from $2.10 billion in 1996 to $2.16 billion in 1997 with an average yield of 7.92% in 1997, and 8.03% in 1996. Income on earning assets increased by $522 thousand during this same time period from $42.1 million in 1996 to $42.7 million in 1997. The increase in interest income on earning assets was attributable to the increase in average earning assets offset by the reduction in yield on these assets.

  Loans: The average balance of loans was $1.24 billion in 1997 and $1.23 billion in 1996. The yield on loans decreased from 8.83% in 1996 to 8.70% in 1997. This resulted in a reduction in the interest income on loans by $148 thousand.

  Within the category of loans, the commercial loans balances decreased by $15.3 million, residential mortgage loans increased by $39.6 million, home equity lines of credit decreased by $8.7 million, and the installment loan portfolio decreased by $1.9 million. These changes continue to reflect the competitive environment that exists for loans and the emphasis that TrustCo has for the residential mortgage loan products.

  Securities Available for Sale: Securities available for sale had an average balance of $594 million during the quarter as compared to $629 million in 1996. These balances earned an average yield of 7.70% in 1997 and 7.50% in 1996. This resulted in interest income on the securities available for sale of $11.4 million in 1997 and $11.8 million in 1996. The reduction in average balances during the quarter caused a $2.0 million decrease in the interest income which was offset by a $1.7 million increase in interest income due to the change in the average rates.

  Most of the decrease in the balances of securities available for sale was centered in the category of U.S. Treasuries and agencies which decreased by $65.3 million between the first quarter of 1996 and 1997. Mortgage-backed securities and investments in states and political subdivisions increased on average $9.6 million and $25.2 million, respectively.

  Federal Funds Sold: The 1997 first quarter average balance of federal funds sold was $326.7 million, $82.2 million greater than the $244.5 million in 1996. The portfolio yield declined to 5.37% in 1997, compared to 5.43% in 1996, down 6 basis points. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $1 million from $3.3 million in 1996 to $4.3 million in 1997. The increase in interest income resulting from the increase in average balances was $1.3 million, and was offset by a reduction in interest income of $250 thousand as a result of the decrease in interest rates.

  Income From Earning Assets: Income from earning assets rose to $42.7 million during the first quarter of 1997 from $42.1 million last year.

  Funding Opportunities
  TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, NOW and time deposit accounts.

  Total time deposits (which includes interest bearing checking, savings, and certificates of deposit) increased to $1.84 billion during 1997, and the average yield was unchanged at 4.32% from 1996. Total interest expense on these deposits decreased $73 thousand to $19.6 million. Within this category of deposits, NOW accounts, savings, certificates of deposits over $100 thousand, and other time deposits increased by $2.7 million, $3.2 million, $5.4 million and $8.8 million, respectively. Money market deposit accounts decreased by $9.6 million during the same time period.

  Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $49.1 million between the first quarter of 1996 and 1997. Total interest expense on this account increased by 80% to $1.3 million in 1997, and the average yield increased 14 basis points to 4.70%.

  Demand deposit balances increased by 10% during the period from the first quarter of 1996 to the first quarter of 1997. The average balance was $104.1 million in 1996, and $114.6 million in 1997.

  Growth in deposits balances resulted from successful marketing and advertising campaigns for certificates of deposits and savings products. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles. TrustCo competes on a combination of interest rate, quality service and convenience.

  Net Interest Income
  Taxable equivalent net interest income increased slightly to $21.8 million in 1997. The net interest spread dropped 12 basis points between 1996 add 1997 and the net interest margin also decreased by 13 basis points.

  Nonperforming Assets
  Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

  Impaired loans are defined as those commercial and commercial real estate loans on a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans, and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of March 31, 1997.

  Nonperforming loans: Total nonperforming loans were $11.8 million at March 31, 1997, down $3.8 million from the $15.6 million at March 31, 1996, and down $2.2 million from the year end 1996 balance of $14.0 million. Nonaccrual loans were $7.5 million at March 31, 1997, representing a decrease of $5.1 million from the year ago period, and also down $3.3 million from the year end balance of $10.7 million. Restructured loans increased to $2.8 million at March 31, 1997, from the balance of $1.7 million at March 31, 1996, and the balance of $2.5 million at December 31, 1996.

  Total commercial and commercial real estate impaired loans were $2.8 million at March 31, 1997, and together with the newly restructured retail loans of $3.1 million, represent the Company's impaired loans at March 31, 1997. Of the total $11.8 million of nonperforming loans at quarter end, $5.9 million were identified as being impaired, leaving $5.9 million of loans that are primarily nonperforming retail loans and commercial loans that are past due 90 days or more and still accruing interest. TrustCo does not consider these to be impaired loans.

  During the first quarter of 1997 there have been commercial loan charge offs of $1.8 million, and consumer loan charge offs of $566 thousand. Recoveries during the first quarter were $1.4 million.

  Real estate owned: Total real estate owned increased to $8.3 million at March 31, 1997, from the $2.9 million at March 31, 1996, and from the $6.5 million at year end 1996. The increase in real estate owned since year end 1996 is primarily the result of one commercial property that was foreclosed on during the quarter, and several residential foreclosures. The commercial property represented $2.0 million of the increase in the balance of real estate owned since year end 1996.

  Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

  At March 31, 1997, the allowance for loan losses was $51.8 million, which represents a slight increase of $284 thousand from the year end balance of $51.6 million. This allowance represents a reserve coverage of 4.4 times the nonperforming loans at March 31, 1997. The
                                             - 10 -
  provision charged to expense during the quarter was $1.2 million for 1997, and $3.1 million for 1996.

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

  Noninterest Income
  Total noninterest income for the first quarter was $3.5 million, compared to $3.1 million in 1996. Included in both the 1997 and 1996 first quarter results are losses on securities of $495 thousand in 1997, and $421 thousand in 1996. Once these securities transactions are removed, total noninterest income increased from $3.5 million in 1996 to $4.0 million in 1997.

  Noninterest Expense
  Total noninterest expense was $11.2 million for 1997 compared to $10.4 million in 1996. Most of the increase in noninterest expense during these two time periods relates to salaries and employee benefits which increased by approximately 7%, and professional charges which increased by $331 thousand between 1996 and 1997. The Company's efficiency ratio was 40.2% in 1997 and 40.4% in 1996.

  Income Taxes
  In the first quarter of 1997 TrustCo recognized income tax expense of $4.5 million, compared to $4.0 million in 1996. The effective tax rate for 1997 was 37.4% and for 1996 it was 37.5%.

  Capital Resources
  Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of TrustCo's capital requirements are met through the capital retention program. Previously, TrustCo has stated its intention to open three to five new branch offices each year for the next couple of years. For 1997, the Company has plans to open three new facilities in the first half of the year. These new branches and the related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company, or that which will be developed and retained in the coming years.

  Total shareholders' equity at March 31, 1997 was $161.1 million, down slightly from the $162.4 million at year end 1996. The change in shareholders' equity between year end and the first quarter 1997 reflects a $2.6 million reduction in the net unrealized gain on securities available for sale, and $922 thousand of additional treasury stock purchased during the first quarter of 1997.

  TrustCo declared dividends of $0.28 so far in 1997, compared with $0.24 in 1996. These results represent a dividend payout ratio of 73.87% in 1997 and 72.67% in 1996. The Company achieved the following ratios as of March 31, 1997 and 1996:



                                           March 31,          Minimum Regulatory
                                     1997           1996           Guidelines
     Tier 1 risk adjusted
         capital                     13.24         12.74              4.00

     Total risk adjusted
         capital                     14.53         14.03              8.00


  In addition, at March 31, 1997 and 1996, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.92% and 6.89%, respectively.

                                                                                                 TrustCo Bank Corp NY
                                                       Management's Discussion and Analysis
                                                            STATISTICAL DISCLOSURE

                                              I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL

                                       The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
                                    Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                    Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                    urities available for sale is calculated using amortized costs for these securities.
                                    Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $4.9 million in 1997 and $11.3 million in 1996.

                                           First Quarter              First Quarter
                                               1997                       1996
                                     Average           Average    Average            Average   Change in  Variance    Variance
(dollars in thousands)               Balance  Interest    Rate    Balance  Interest     Rate   Interest   Balance     Rate
                                                                                               Income/    Change      Change
               Assets                                                                          Expense
Commercial loans...................  217,127   $5,040     9.3$%  232,418  $  5,420     9.34%   (380)      (365)        (15)
Residential mortgage loans.........  809,488   16,734     8.27%  769,930    16,087     8.36%    647      1,670      (1,023)
Home equity lines of credit .......  183,405    4,139     9.15%  192,151     4,449     9.29%   (310)      (235)        (75)
Installment loans..................   30,770      993    13.09%   32,665     1,098    13.48%   (105)       (70)        (35)
                                   ---------   ------           ---------   ------             -----      -----       -----
Loans, net of unearned income......1,240,790   26,906     8.70%1,227,164    27,054     8.83%   (148)     1,000      (1,148)

Securities available for sale:
 U.S. Treasuries and agencies......  383,115    7,467     7.80%  448,424     8,504     7.59% (1,037)  (2,457)        1,420
 Mortgage-backed securities........   81,782    1,589     7.77%   72,175     1,322     7.33%    267      122           145
 States and political subdivisions.   93,992    1,896     8.07%   68,765     1,315     7.65%    581      388           193
 Other ............................   35,123      480     5.49%   39,529       642     6.51%   (162)     (67)          (95)
                                    ---------  ------           ---------   ------             -----    -----         -----
Total securities available for sale  594,012   11,432     7.70%  628,893    11,783     7.50%   (351)  (2,014)        1,663

Federal funds sold.................  326,678    4,322     5.37%  244,505     3,301     5.43%  1,021    1,271          (250)
                                    ---------  ------           ---------   ------             -----    -----         -----
  Total Interest earning assets....2,161,480   42,660     7.92%2,100,562    42,138     8.03%    522      257           265
Allowance for loan losses..........  (52,977)  ------            (50,494)   ------             -----    -----         -----
Cash and non-interest earning assets 152,554                     131,666
                                    ---------                   ---------
  Total assets.....................2,261,057                   2,181,734
                                    =========                   =========
Liabilities and shareholders' equity
Time deposits:
 Interest-bearing checking:
   NOW accounts ...................  234,084      885     1.55%  231,431  $    891     1.55%     (6)      34           (40)
   Money market accounts...........   61,149      442     2.93%   70,736       512     2.91%    (70)     (96)           26
 Savings...........................  659,651    5,587     3.43%  656,479     5,696     3.49%   (109)     144          (253)
 CD's over $100 thousand...........   94,284    1,322     5.69%   88,879     1,281     5.80%     41      177          (136)
 Other time deposits...............  789,130   11,335     5.83%  780,346    11,264     5.81%     71       55            16
                                    ---------  ------          ---------    ------             -----    -----         -----
  Total time deposits..............1,838,298   19,571     4.32%1,827,871    19,644     4.32%    (73)     314          (387)
Short-term borrowings..............  113,764    1,317     4.70%   64,630       733     4.56%    584      563            21
                                    ---------  ------          ---------    ------             -----    -----         -----
 Total interest-bearing liabilities1,952,062   20,888     4.34%1,892,501    20,377     4.33%    511      877          (366)
Demand deposits....................  114,627   ------            104,115    ------             -----    -----         -----
Other liabilities..................   32,225                      27,081
Shareholders' equity...............  162,143                     158,037
                                    ---------                  ---------
 Total liab.& shareholders' equity 2,261,057                   2,181,734
                                    =========                  =========
Net interest income................            21,772                       21,761               11     (620)          631
                                               ------                       ------             -----    -----         -----
Net interest spread................                       3.58%                        3.70%

Net interest margin (net interest
 income to total interest earning
   assets).........................                       4.00%                        4.13%

Tax equivalent adjustment                         765                          630
                                               ------                       ------
   Net interest income per book....            21,007                     $ 21,131
                                               ======                       ======



                                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                              TrustCo Bank Corp NY


  Date:  April 28, 1997         By:      /s/Robert A. McCormick
                                        ------------------------
                                        Robert A. McCormick
                                        President and
                                        Chief Executive Officer


  Date:  April 28, 1997         By:      /s/Robert T. Cushing
                                        ----------------------
                                        Robert T. Cushing
                                        Vice President and Chief
                                        Financial Officer