Form 10-Q
period 1997-06-30
TRUSTCO BANK CORP N Y
filed 1997-08-07
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
 ----------------------------------------------------------------------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                  June 30, 1997

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

                                (Title of class)
                                     Common

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares Outstanding
  Class of Common Stock                                as of July 24, 1997
  ---------------------------                        ----------------------
      $1 Par Value                                          20,413,279

-----------------------------------------------------------------------------

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.       FINANCIAL INFORMATION                               PAGE NO.

  Item 1.      Interim Financial Statements (Unaudited):                1
               Consolidated Statements of Income for the Three Months and Six Months Ended June 30,
               1997 and 1996

               Consolidated Statements of Financial Condition           2
               as of June 30, 1997 and December 31, 1996

               Consolidated Statements of Cash Flows for the            3 - 4
               Six Months Ended June 30, 1997 and 1996

               Notes to Consolidated Interim Financial                  5 - 6
               Statements

               Independent Auditors' Report                             7

  Item 2.      Management's Discussion and Analysis                     8 - 17


  Part II.     OTHER INFORMATION
  Item 1.      Legal Proceedings -- None
  Item 2.      Changes in Securities -- None
  Item 3.      Defaults Upon Senior Securities --None
  Item 4.      Submissions of Matters to Vote of Security               101
                      Holders -- Annual Meeting
  Item 5.      Other Information -- None

  Item 6.        Exhibits and Reports on Form 8-K

  (a)     Exhibits

  Reg S-K (Item 601)
  Exhibit No.       Description                                     Page No.
  ----------------  ---------------------------------------     --------------

  3(i)a      Amended and Restated Certificate of                      21
             Incorporation of TrustCo Bank Corp NY,
             dated July 27, 1993
  3(i)b      Certificate of Amendment of the Certificate              33
             of Incorporation of TrustCo Bank Corp NY,
             dated May 28, 1996
  3(i)c      Certificate of Amendment of the Certificate              36
             of Incorporation of TrustCo Bank Corp NY,
             dated May 19, 1997
  3(ii)a     Amended and Restated By-Laws of TrustCo                  41
             Bank Corp NY, dated June 9, 1997
  3(ii)b     Amended and Restated ByLaws of Trustco                   53
             Bank, N.A., dated June 6, 1997
  10(a)      TrustCo Bank Corp NY Performance Bonus                   66
             Plan, dated May 19, 1997
  10(b)      Performance Bonus Unit Agreement Under                   79
             TrustCo Bank Corp NY Performance Bonus
             Plan
  10(c)      TrustCo Bank Corp NY Directors                           82
             Performance Bonus Plan, dated May 19,
             1997
  10(d)      Performance Bonus Unit Agreement Under                   94
             TrustCo Bank Corp NY Directors
             Performance Bonus Plan
  10(e)      Amendment No. 5 to Employment                            97
             Agreement between Trustco Bank, National
             Association and TrustCo Bank Corp NY and
             Robert A. McCormick, effective May 1, 1997

  10(f)        Amendment No. 2 to Employment                          99
               Agreement among Trustco Bank, National
               Association and TrustCo Bank Corp NY and
               Robert T. Cushing, Nancy A. McNamara,
               Ralph A. Pidgeon and William F. Terry,
               effective May 1, 1997

  22           Submission of Matters to Vote of Security              101
               Holders -- Annual Meeting



  (b)   Reports on Form 8-K
  Filing of Form 8-K on May 20, 1997, of press release announcing quarterly dividend, payable July 1, 1997, incorporated herein by reference.

  Filing of Form 8-K on May 30,1997, regarding May 20, 1997, letter to shareholders which contained discussion of May 19, 1997, annual meeting of shareholders, incorporated herein by reference.

  Filing of Form 8-K on July 15, 1997, of two press releases detailing second quarter 1997 results, incorporated herein by reference.



                                TRUSTCO BANK CORP NY
                     Consolidated Statements of Income (Unaudited)
                                (Dollars in Thousands)

                                                        3 Months Ended     6 Months Ended
                                                              June 30            June 30
                                                         1997    1996       1997    1996
                                                        ------- -------   -------  -------
   Interest income:
    Interest and fees on loans.......................... 27,088  26,726     53,900  53,673
    Interest on U. S. Treasuries and agencies...........  7,579   8,713     15,025  17,150
    Interest on states and political
     subdivisions.......................................  1,324     983      2,614   1,883
    Interest on mortgage-backed securities..............  2,189   1,112      3,778   2,434
    Other...............................................    428     576        864   1,177
    Interest on federal funds sold......................  4,255   3,712      8,577   7,013
                                                         ------- -------    ------- -------
       Total interest income............................ 42,863  41,822     84,758  83,330
                                                         ------- -------    ------- -------
   Interest expense:
    Interest on deposits:
     Interest-bearing checking..........................    899     902      1,784   1,793
     Savings............................................  5,664   5,737     11,251  11,433
     Money market deposit accounts......................    435     500        877   1,012
     Certificates of deposit of $100,000 or more........  1,415   1,214      2,737   2,495
     Other time......................................... 11,591  10,840     22,926  22,104
    Interest on short-term borrowings...................  1,373   1,097      2,690   1,830
                                                         ------- -------    ------- -------
      Total interest expense............................ 21,377  20,290     42,265  40,667
                                                         ------- -------    ------- -------
      Net interest income............................... 21,486  21,532     42,493  42,663
   Provision for loan losses............................  1,185     854      2,395   3,964
                                                         ------- -------    ------- -------
      Net interest income after provision
       for loan losses.................................. 20,301  20,678     40,098  38,699
                                                         ------- -------    ------- -------
   Noninterest income:
    Trust department income.............................  1,698   1,416      3,270   2,788
    Fees for other services to customers................  1,878   1,762      3,682   3,455
    Net gain/(loss) on securities available for sale....   (295) (2,630)      (790) (3,051)
    Other...............................................    528     477      1,183     960
                                                         ------- -------    ------- -------
     Total noninterest income...........................  3,809   1,025      7,345   4,152
                                                         ------- -------    ------- -------
   Noninterest expenses:
    Salaries and employee benefits......................  5,782   5,276     11,497  10,618
    Net occupancy expense...............................  1,217     991      2,302   2,230
    Equipment expense...................................  1,294     819      2,051   1,659
    FDIC insurance expense..............................     62       1        123       2
    Professional services...............................    950     876      2,068   1,663
    Other real estate expenses..........................    106     149        295     365
    Other...............................................  2,176   2,563      4,455   4,584
                                                         ------- -------    ------- -------
     Total noninterest expenses........................  11,587  10,675     22,791  21,121
                                                         ------- -------    ------- -------
      Income before taxes..............................  12,523  11,028     24,652  21,730
   Applicable income taxes.............................   4,670   4,115      9,206   8,132
                                                         ------- -------    ------- -------
       Net income......................................  $7,853   6,913     15,446  13,598
                                                        ======== =======   ======== ========

*  Earnings per Common Share:

       Net income......................................  $0.37    0.33       0.73    0.65
                                                        ======= =======    =======  =======

   Average equivalent shares outstanding (000s omitted)  21,120  20,931     21,138  20,937
                                                         ======= =======   =======  =======



                                 TRUSTCO BANK CORP NY
                     Consolidated Statements of Financial Condition
                                 (Dollars in Thousands)


                                                      06/30/97          12/31/96
                                                     (Unaudited)
 Assets:                                              ---------        ---------

 Cash and due from banks............................   41,329            45,779

 Federal funds sold.................................  290,000           310,000
                                                     ---------         ---------
   Total cash and cash equivalents..................  331,329           355,779

 Securities available for sale:
  U. S. Treasuries and agencies.....................  391,359           406,933
  States and political subdivisions.................  101,406            96,918
  Mortgage-backed securities........................  137,448            76,493
  Other.............................................   40,596            38,326
                                                     ---------         ---------
   Total securities available for sale..............  670,809           618,670
                                                     ---------         ---------
 Loans:
  Commercial........................................  203,585           223,116
  Residential mortgage loans........................  844,509           803,128
  Home equity line of credit........................  178,426           183,832
  Installment loans.................................   30,817            33,259
                                                     ---------         ---------
   Total loans......................................1,257,337         1,243,335
 Less:                                               ---------         ---------
  Allowance for loan losses.........................   52,286            51,561
  Unearned income...................................    1,393             1,453
                                                     ---------         ---------
  Net loans.........................................1,203,658         1,190,321

 Bank premises and equipment........................   22,712            23,098
 Real estate owned..................................    8,806             6,518
 Other assets.......................................   64,583            67,394
                                                     ---------         ---------
    Total assets....................................2,301,897         2,261,780
                                                     =========         =========
 Liabilities:

 Deposits:
  Demand............................................  125,206           123,553
  Interest-bearing checking.........................  230,228           236,264
  Savings accounts..................................  662,342           661,915
  Money market deposit accounts.....................   59,337            61,131
  Certificates of deposit (in denominations of
   $100,000 or more)................................   98,159            89,793
  Other time........................................  804,586           780,490
                                                     ---------         ---------
   Total deposits...................................1,979,858         1,953,146

 Short-term borrowings..............................  115,245           111,662
 Accrued expenses and other liabilities.............   37,901            34,572
                                                     ---------         ---------
   Total liabilities................................2,133,004         2,099,380
                                                     ---------         ---------
 Shareholders' equity

 Capital stock par value $1; 50,000,000 shares
   authorized June 30, 1997 and December 31,
   1996, and 21,006,145 and 20,959,376 shares
   issued June 30, 1997 and December 31, 1996,
   respectively.....................................   21,006            20,959
 Surplus............................................  114,649           114,228
 Undivided profits..................................   27,445            23,221
 Net unrealized gain on securities available
   for sale.........................................    8,001             5,239
 Treasury stock at cost - 615,642 and 571,142
   shares at June 30, 1997 and December 31, 1996,
   respectively.....................................   (2,208)           (1,247)
                                                     ---------         ---------
   Total shareholders' equity.......................  168,893           162,400
                                                     ---------         ---------
   Total liabilities and shareholders' equity.......2,301,897         2,261,780
                                                     =========         =========
 See accompanying notes to consolidated interim financial statements.



                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (Dollars in Thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                              1997              1996
                                                      --------          --------
Cash flows from operating activities:
Net income...........................................  15,446            13,598
                                                      --------          --------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization......................   1,545             1,593
  Provision for loan losses..........................   2,395             3,964
  Loss on sale of securities available for sale......     858             6,246
  Gain on sale of securities available for sale......     (68)           (3,195)
  Increase in taxes receivable.......................  (1,343)           (6,431)
  Decrease in interest receivable....................     230             2,116
  Decrease in interest payable.......................     (59)             (168)
  Decrease in other assets...........................   3,992               748
  Increase in accrued expenses.......................   3,375             1,402
                                                      --------          --------
    Total adjustments                                  10,925             6,275
                                                      --------          --------
Net cash provided by operating activities............  26,371            19,873
                                                      --------          --------
Cash flows from investing activities:

  Proceeds from sales of securities available for
   sale..............................................  72,686           338,028
  Purchase of securities available for sale..........(204,379)         (296,891)
  Proceeds from maturities and calls
   of securities avail for sale......................  83,367            88,796
  Net increase in loans.............................. (22,308)           (6,820)
  Proceeds from sales of real estate owned...........   2,379             2,211
  Capital expenditures...............................  (1,159)             (854)
                                                      --------          --------
    Net cash provided by/(used in) investing
     activities...................................... (69,414)          124,470
                                                      --------          --------
Cash flows from financing activities:

  Net increase in deposits...........................  26,712             3,202
  Increase in short-term borrowing...................   3,583            50,000
  Proceeds from issuance of common stock.............     468               540
  Proceeds from sale of treasury stock...............     890                ---
  Purchase of treasury stock.........................  (1,851)               ---
  Dividends paid..................................... (11,209)           (9,707)
                                                      --------          --------
    Net cash provided by financing activities........  18,593            44,035
                                                      --------          --------
Net increase/(decrease) in cash and cash equivalents. (24,450)          188,378

Cash and cash equivalents at beginning of period..... 355,779           289,889
                                                      --------          --------
Cash and cash equivalents at end of period........... 331,329           478,267
                                                      ========          ========

See accompanying notes to consolidated interim financial statements. Continued)



                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (Dollars in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                           SIX MONTHS ENDED June 30,   1997              1996
                                                      --------          --------

  Interest paid......................................  42,324            40,835
  Income taxes paid..................................  10,549            14,563
  Transfer of loans to real estate owned.............   6,576             3,538
  Increase in dividends payable......................      13                19
  Change in unrealized (gain)loss on securities
   available for sale-gross..........................  (4,603)           18,870
  Change in deferred tax effect on unrealized gain
   (loss) on securities available for sale...........   1,841            (7,791)







See accompanying notes to consolidated interim financial statements.

  TrustCo Bank Corp NY
  Notes to Consolidated Interim Financial Statements
  (Unaudited)

  1.    Financial Statement Presentation
  In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, and the cash flows for the six months ended June 30, 1997 and 1996. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1996 Annual Report to Shareholders on Form 10-K.

  2.    Recent Accounting Pronouncements
  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPS and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129), which establishes standards for disclosure about a company's capital structure. In accordance with Statement 129, companies will be required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by Statement 129 are for financial statements for periods ending after December 15, 1997. Management anticipates providing the required information in the 1997 annual consolidated financial statements.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ( Statement 130) , which establishes standards for reporting and display of comprehensive income. Statement 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.


  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 1997, and the related consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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




  /s/KPMG Peat Marwick LLP
  ------------------------------
  KPMG Peat Marwick LLP

  Albany, New York
  July 11, 1997

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 1997

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or " Company") during the three month and six month periods ended June 30, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1996 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split effective August 1996.

  Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

  Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 1997 and 1996.

  Overview
  TrustCo recorded net income of $7.9 million, or $0.37 per share for the three month period ended June 30, 1997, as compared to net income of $6.9 million and per share earnings of $0.33 for the same time period in 1996. For the six months ended June 30, 1997, TrustCo recorded net income of $15.4 million or $0.73 per share compared to $13.6 million and $0.65 per share in the comparable period in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  The primary factors accounting for the year to date increase in net income are:

        |_| A 3% increase in average earning assets to $2.17 billion, |_| Reduction in the provision for loan losses by $1.6 million, and |_| Increase in noninterest income (excluding the effect of securities transactions ) by approximately $1 million.

  These positive factors affecting net income were offset by the following:

        |_|      Reduction in the net interest margin from 4.14% to 4.04%,
        |_|      Increase in noninterest expense by $1.7 million, and
        |_|      Increase in tax expense of $1.1 million.

  Asset/Liability Management
  TrustCo strives to generate superior earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce, to an acceptable level, the sensitivity of net interest income to changes in interest rates while enhancing profitability both on a short-term and long-term basis.

  Earning Assets
  The average balance of earning assets increased by $45.4 million to $2.18 billion during the second quarter of 1997 compared to 1996. The average yield on earning assets was 7.99% for the second quarter of 1997 compared to 7.95% in 1996. For the six months ended June 30, 1997, the average balance of earning assets increased by $53.2 million to $2.17 billion. Included in the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1997 and 1996.

  Loans
  During the second quarter of 1997, the loan portfolio grew by $17.8 million to $1.25 billion from the $1.23 billion balance for the comparable period in 1996. The average yield on the loan portfolio decreased 3 basis points to 8.73% for the second quarter of 1997, versus 8.76% for the same time period in 1996. The net result was an increase in interest income on loans to $27.2 million in 1997 from $26.8 million in 1996.

  For the six month period ended June 30, 1997, the average balance in the loan portfolio was $1.24 billion, an increase of $15.7 million over the $1.23 billion average balance for the six

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  months ended June 30, 1996. The yield on the loan portfolio was 8.72% for the first half of 1997, and 8.79% for the same time period in 1996. The combination of the increase in the average balance of loans outstanding offset the 7 basis points reduction in yield to produce an increase in interest income on loans to $54.1 million in 1997.

  All of the increase during the second quarter and first half of 1997 was concentrated in the residential mortgage loan portfolio. For the quarter the average balance of residential mortgage loans was $829.2 million, an increase of $48.7 million from the second quarter 1996 average balance of $780.5 million. Likewise, for the first half of 1997 the average balance of residential mortgage loans was $819.4 million, an increase of $44.2 million from the 1996 average balance of $775.2 million. TrustCo's aggressive marketing of these loans, combined with quick decision making on loan applications, and low closing costs, allowed the Company to grow this portion of the loan portfolio.

  Commercial loans decreased by $21.3 million during the second quarter of 1997, and by $18.3 million year to date 1997, as compared to 1996. The yield on this portfolio increased to 9.48% for the second quarter, up 14 basis points compared to the second quarter of 1996. Likewise, the six month results reflect an increase of 6 basis points in the yield on the commercial loan portfolio between 1996 and 1997.

  Home equity lines of credit decreased to $180.3 million for the second quarter of 1997, compared to the $188.1 million in the second quarter of 1996. The six month results also reflect a decrease in the balances of home equity lines of credit by $8.3 million to $181.8 million in 1997. Installment loans decreased by $1.8 million and $1.9 million for the quarter and first half of 1997, respectively, as compared to the same time periods in 1996. These decreases in loan balances reflect the intense competition that exists for these products among banks and other financial service providers in the Upstate New York area

  TrustCo is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as residential mortgage loans, home equity loans, and home equity lines of credit. Each of these areas is an important contributor to profitability at TrustCo, and is a focus of continued marketing and product development, to produce increases in the outstanding balances. The second quarter and year to date results reflect this focus and also highlight the competitive environment TrustCo operates in with respect to new loan originations. TrustCo competes with numerous national, regional, and locally based financial institutions for new loan and deposit business. Recently, other financial institutions have made changes to their loan underwriting standards in an effort to maintain or increase loan origination balances, however, TrustCo has decided not to pursue this strategy, but instead to focus on its strengths which are: local decision making, loan pricing, speed of closing, and low closing costs. This focus has been immensely successful, especially in the residential loan market.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  Securities Available for Sale
  During the second quarter of 1997, the average balance of securities available for sale were $632.4 million with a yield of 7.71%, compared to the 1996 second quarter balance of $631.1 million and a 7.56% yield. The combination of the slightly greater balance outstanding coupled with the 15 basis points increase in the yield have resulted in interest income of $12.2 million in 1997, compared to $11.9 million in 1996.

  The six month period ended June 30, 1997, reflects a decrease in the average balance outstanding to $613.3 million from the $630.0 million in 1996. The yield on the portfolio increased by 18 basis points between the six month period ended June 30,1996, and the comparable period in 1997. Total interest income remained virtually flat between 1997 and 1996 at $23.6 million in 1997, and $23.7 million in 1996.

  Reflected in both the second quarter and six month results is a shifting within the securities portfolio from issues by U.S. Government agencies securities into mortgage backed securities (all of which are issued by U.S. Government agencies). During the second quarter, the average balance of mortgage backed securities increased by $55.6 million between 1996 and 1997. The reason for this shift in portfolio balances is to take advantage of certain inefficiencies in the mortgage backed securities market compared to direct issues from the U.S. Government agencies. TrustCo would expect this trend to continue during 1997, as well as increases in the average balances of securities issued by various states and political subdivisions.

  Federal Funds
  During the second quarter, the average balance of federal funds increased to $306.5 million in 1997, compared to $280.2 million in 1996. The average yield on this portfolio was 5.57% in the second quarter of 1997, and 5.31% in the comparable 1996 period. The same trends were also reflected in the year to date results. The increase in yield on the federal funds portfolio was the result of the decision by the Federal Reserve Board to increase the target interest rate on federal funds during the first quarter of 1997 to 5.50%.

  The increase in the average balances for 1997 compared to 1996 for both the quarter and year to date results reflect management's decision to remain relatively liquid during 1997 as market interest rates in the loan and securities portfolio were changing. This positions TrustCo to take advantage of higher rates when the decision is made to reinvest this excess liquidity.

  Funding Opportunities
  TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking, and time deposit accounts. Also, TrustCo developed a Short-Term

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  Investment Account which was introduced during 1995. This account is available exclusively to customers in the Trust Department.

  During the quarter total interest bearing liabilities increased by $41.8 million to $1.97 billion in 1997. The overall yield on the interest bearing liabilities increased 12 basis points to 4.36% in 1997, from 4.24% in the comparable period in 1996. Total interest expense for the quarter was $21.4 million in 1997, and $20.3 million in 1996. Similar increases were noted for the six month results with total interest bearing liabilities increasing by $50.7 million to $1.96 billion in 1997 and the yield increasing 6 basis points to 4.35%.

  The increase in interest bearing liabilities is concentrated in certificates of deposit and in short term borrowings. For the second quarter of 1997, certificates of deposit increased by $44.9 million over 1996, and the short-term borrowing were $19.7 million greater in the second quarter of 1997 than in the comparable period in 1996.

  Growth in deposit balances resulted from successful marketing and advertising campaigns undertaken in 1997. In addition, new branches opened since 1995 continue to attract new customer accounts.

  Net Interest Income
  Taxable equivalent net interest income totaled $22.2 million for the second quarter of 1997 and 1996. On a year to date basis, taxable equivalent net interest income was $44.0 million in 1997 and $43.9 million in 1996. The net interest spread was 3.63% for the second quarter of 1997 and 3.71% for 1996. Net interest margin was 4.07% for the second quarter of 1997 and 4.14% in 1996. For the six months the net interest spread and margin were 3.61% and 4.04% in 1997 and 3.70% and 4.14% in 1996, respectively.

  Nonperforming Assets
  Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

  Impaired loans are defined as those commercial and commercial real estate loans on a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans, and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of June 30, 1997.

  Nonperforming loans: Total nonperforming loans were $12.2 million at June 30, 1997, down $1.7 million from the total at June 30, 1996. Nonaccrual loans were $ 7.7 million at June

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  30, 1997, compared to $10.8 million at June 30, 1996. Restructured loans increased $1.4 million to $3.5 million as of June 30, 1997, compared to June 30, 1996.

  Total commercial and commercial real estate impaired loans were $2.4 million at June 30, 1997, and together with the newly restructured retail loans of $3.7 million, represent the Company's impaired loans at June 30, 1997. Of the total $12.2 million of nonperforming loans at June 30, 1997, $6.1 million were identified as being impaired, leaving $6.2 million of loans that are nonperforming retail loans. TrustCo does not consider these to be impaired loans.

  During the first six months of 1997 there have been $2.3 million of commercial loan charge offs, and $1.4 million of consumer loan charge offs. Recoveries during the six month period have been $2.0 million.

  Real estate owned: Total real estate owned increased to $8.8 million at June 30, 1997, from $4.7 million at June 30, 1996. The increase in real estate owned between June 30, 1996, and June 30, 1997, was principally due to two commercial real estate properties that were foreclosed on in the third quarter of 1996 and the first quarter of 1997. Likewise, there has been an increase in foreclosures on residential real estate between June 30, 1996 and 1997. The increase in the residential real estate foreclosures is an indication of the economic stress that the Upstate New York area is suffering as a result of corporate downsizing, relocating of state employees, and the overall lack of growth in the area.

  Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

  At June 30, 1997, the allowance for loan losses was $ 52.3 million, which represents a slight increase from the $51.6 million in the allowance at year end 1996. The allowance represent 4.16% of the loan portfolio as of June 30, 1997, up slightly from 4.15% of loans as of year end 1996. The year to date provision charged to expense was $2.4 million in 1997 and $4.0 million in 1996.

  Liquidity and Interest Rate Sensitivity
  TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policies. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur, and has prepared appropriate continuance plans should such a situation arise.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997



  Noninterest Income
  Total noninterest income for the three months ended June 30, 1997, was $3.8 million compared to $1.0 million in 1996. For 1997 the Company recorded $300 thousand of net securities losses during the second quarter, compared to $2.6 million of net securities losses in the comparable period in 1996. Therefore, once these securities transactions are eliminated, the second quarter 1997 noninterest income was $4.1 million compared to $3.7 million in 1996. The increase in noninterest income is primarily centered in growth in Trust Department income and fees charged on deposit accounts.

  For the six months ended June 30, 1997, total noninterest income (excluding the effect of net securities transactions) was $8.1 million in 1997, and $7.2 million for the corresponding period in 1996.

  Noninterest Expenses
  Total noninterest expense for the second quarter of 1997 was $11.6 million, an increase of $900 thousand from the $10.7 million recognized in the second quarter of 1996. The increase in noninterest expense is due to increases in salaries and benefits cost of $500 thousand as a result of increasing benefit costs and new hires, increase in occupancy cost of $200 thousand due to additional costs associated with new branches opened in 1996 and 1997, and a $500 thousand increase in equipment cost also attributable to the branch expansion program and computer modifications. These additional costs were slightly offset by decreases in real estate expenses and other miscellaneous costs.

  For the first six months of 1997, noninterest expense amounted to $ 22.8 million compared to $21.1 million in 1996. Similar to the second quarter results, the increased costs are primarily in the salaries and benefits area and the additional costs associated with the branch expansion program.

  Income Taxes
  In the second quarter of 1997 and 1996, TrustCo recognized $4.7 million and $4.1 million, respectively, of income tax expense. This resulted in an effective tax rate of 37.3% in 1997 and 1996. For the six months of 1997, total tax expense was $9.2 million compared to $8.1 million in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  June 30, 1997


  Capital Resources
  Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

  Total shareholders' equity at June 30, 1997, was $168.9 million an increase of $15.5 million from the June 30, 1996 balance of $153.4 million.. The change in shareholders' equity between 1996 and 1997 reflect the net income retained by TrustCo, and $6.7 million of additional unrealized gains on the securities available for sale portfolio as of June 30, 1997, as compared to June 30, 1996. Excluding the effect of this market value adjustment on securities available for sale, total stockholders' equity would have been $160.9 million at June 30, 1997, and $152.1 million at June 30, 1996.

  TrustCo declared dividends of $0.55 per share during the first six months of 1997, compared to $0.48 in 1996. These resulted in a dividend payout ratio of 72.7% in 1997, and 71.5% in 1996. The Company achieved the following capital ratios as of June 30, 1997 and 1996:

                                 June 30,                   Minimum Regulatory
                             1997        1996                  Guidelines
                             ----        ----                  ----------
  Tier 1 risk adjusted
      capital                13.37      12.64                      4.00

  Total risk adjusted
      capital                14.66      13.92                      8.00


  In addition, at June 30, 1997 and 1996, consolidated equity to asset ratio (excluding the mark to market adjustment on securities available for sale) was 7.01% and 6.85%, respectively.


                           TrustCo Bank Corp NY
                    Management's Discussion and Analysis
                           STATISTICAL DISCLOSURE

          I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

   The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
urities available for sale is calculated using amortized costs for these securities.
Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $4.7 million in 1997 and $2.6 million in 1996.
The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                  Second Quarter                 Second Quarter
                                       1997                           1996
                             ___________________________  ___________________________
                             Average             Average  Average             Average      Change in    Variance    Variance
(dollars in thousands)       Balance    Interest  Rate    Balance   Interest    Rate       Interest     Balance     Rate
                                                                                           Income/      Change      Change
              Assets                                                                       Expense

Commercial loans..........$   205,983    $4,877   9.48%     $227,301   $ 5,303      9.34%      (426)        (894)       468
Residential mortgage .....    829,227    17,112   8.25%      780,528    16,201      8.30%       911        1,522       (611)
Home equity lines of credit   180,294     4,228   9.41%      188,066     4,293      9.18%       (65)        (571)       506
Installment loans.........     29,685       957  12.93%       31,526     1,033     13.18%       (76)         (57)       (19)
                              -------    ------             --------     ------                 -----        -----       ----
Loans,net of unearned
         income...........  1,245,189    27,174   8.73%     1,227,421   26,830      8.76%       344          ---        344

Securities available for
  sale:
 U.S. Treasuries and
          agencies........   388,988      7,599   7.81%       456,154    8,775      7.70%    (1,176)      (2,048)       872
 Mortgage-backed
          securities......   114,412      2,189   7.65%        58,767    1,112      7.57%     1,077        1,064         13
 States and political
          subdivisions....    95,882      1,946   8.12%        73,269    1,436      7.84%       510          457         53
 Other ...................    33,092        460   5.57%        42,871      601      5.62%      (141)        (136)        (5)
                             -------      ------              -------    -----                 -----        -----       -----
   Total securities
   available for sale.....   632,374     12,194   7.71%        631,061  11,924      7.56%       270         (663)       933

Federal funds sold........   306,462      4,255   5.57%        280,165   3,712      5.31%       543          359        184
                             -------      ------               -------   -----      -----     -----        -----       -----
Total Interest earning
   assets................  2,184,025     43,623   7.99%      2,138,647  42,466      7.95%     1,157         (304)     1,461
Allowance for loan loss..    (52,639)    ------                (51,230) ------                -----        -----       -----
Cash and non-interest
    earning assets           150,623                           128,127
                            --------                          --------
Total assets............. $2,282,009                        $2,215,544
                          ==========                        ==========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing
     checking............ $  233,763        899   1.54%     $  236,196     902      1.54%        (3)         (21)        18
   Money market accounts.     59,609        435   2.93%         69,202     500      2.91%       (65)         (85)        20
   Savings...............    661,430      5,664   3.44%        672,179   5,737      3.43%       (73)         (97)        24
   CD's over $100,000....     97,761      1,415   5.80%         86,635   1,214      5.63%       201          163         38
   Other time deposits...    798,069     11,591   5.83%        764,326  10,840      5.70$       751          506        245
                             -------     ------                -------  ------                 -----         ---        ---
  Total time deposits....  1,850,632     20,004   4.34%      1,828,538  19,193      4.22%       811          466        345
Short-term borrowings....    115,725      1,373   4.76%         96,000   1,097      4.59%       276          235         41
                              ------     ------              ---------  ------                 -----         ---        ---
  Total interest-bearing
     Liabilities           1,966,357     21,377   4.36%      1,924,538  20,290      4.24%     1,087          701        386
Demand deposits..........    116,930     ------                110,271  ------                 -----         ---        ---
Other liabilities........     35,884                            28,968
Shareholders' equity.....    162,838                           151,767
                            ---------                         ---------
Total liab.& shareholders
   equity................ $2,282,009                         2,215,544
                            =========                        =========
Net interest income......                22,246                         22,176                   70       (1,005)     1,075
                                         ------                         ------                 -----       -----       -----
Net interest spread......                          3.63%                            3.71%

Net interest margin (net interest
 income to total interest earning
             assets).....                          4.07%                            4.14%

Tax equivalent adjustment                   760                            644
                                          ------                          ------
   Net interest income
          per book.......                21,486                        $21,532
                                          ======                         ======


                           TrustCo Bank Corp NY
                    Management's Discussion and Analysis
                           STATISTICAL DISCLOSURE

          I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

   The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
urities available for sale is calculated using amortized costs for these securities.
Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $4.8 million in 1997 and $6.9 million in 1996.
The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                           Six Months                        Six Months
                                             1997                             1996
                            _______________________________   ______________________________
                             Average               Average     Average             Average     Change in   Variance   Variance
(dollars in thousands        Balance    Interest   Rate        Balance   Interest  Rate        Interest    Balance    Rate
                                                                                               Income/     Change     Change
        Assets                                                                                 Expense

Commercial loans........     211,525    $ 9,918     9.40%      $229,859   $10,723    9.34%      (805)       (979)      174
Residential mortgage loans   819,412     33,846     8.26%       775,229    32,288    8.33%     1,558       2,293      (735)
Home equity lines of credit  181,841      8,366     9.28%       190,109     8,742    9.25%      (376)       (457)       81
Installment loans.......      30,224      1,950    13.01%        32,096     2,131   13.35%      (181)       (126)      (55)
                             -------     -------                --------   -------              -----       -----      -----
Loans,net of unearned
                  income   1,243,002     54,080     8.72%     1,227,293    53,884    8.79%       196         731      (535)

Securities available for sale:
 U.S. Treasuries and
              Agencies..     386,067     15,066     7.81%        452,289    17,279    7.64%    (2,213)     (3,225)     1,012
 Mortgage-backed securities   98,187      3,778     7.70%        65,471     2,434    7.44%     1,344       1,256         88
 States and political
             subdivisions     94,942      3,842     8.09%        71,017     2,751    7.75%     1,091         963        128
 Other .................      34,102        940     5.53%        41,200     1,242    6.04%      (302)       (202)      (100)
                             -------    -------                 --------   ------               -----       -----      -----
 Total securities
  available for sale....     613,298     23,626     7.71%       629,977    23,706    7.53%       (80)     (1,208)     1,128

Federal funds sold......     316,514      8,577     5.46%       262,335     7,013    5.38%     1,564       1,448        116
                             -------    -------                 --------   ------              -----       -----      -----
Total Interest earning
            assets......   2,172,814     86,283     7.96%     2,119,605    84,603    7.99%     1,680         971        709
Allowance for loan loss.     (52,807)    -------                (50,862)   -------             -----       -----      -----
Cash and non-interest
   earning asses             151,584                            129,897
                            ---------                         ---------
Total assets............  $2,271,591                         $2,198,640
                         ============                        ===========
Liabilities and shareholders' equity
Deposits:
Interest-bearing checking    233,923      1,784     1.54%       233,814     1,793    1.54%        (9)          2        (11)
Money market accounts...      60,375        877     2.93%        69,969     1,012    2.91%      (135)       (155)        20
Savings.................     660,545     11,251     3.43%       664,329    11,433    3.46%      (182)        (78)      (104)
CD's over $100,000......      96,032      2,737     5.75%        87,757     2,495    5.72%       242         229         13
Other time deposits.....     793,624     22,926     5.83%       772,336    22,104    5.76%       822         570        252
                             -------     ------                ---------   -------              -----       -----      -----
Total time deposits.....   1,844,499     39,575     4.33%     1,828,205    38,837    4.27%       738         568        170
Short-term borrowings...     114,750      2,690     4.73%        80,315     1,830    4.58%       860         801         59
                          -----------    -------                -------    -------              -----       -----      -----
Total interest-bearing
     liabilities........   1,959,249     42,265     4.35%     1,908,520    40,667    4.29%     1,598       1,369        229
Demand deposits.........     115,785     -------                107,193    -------              -----      -----      -----
Other liabilities.......      34,065                             28,025
Shareholders' equity....     162,492                            154,902
                            ---------                          ---------
Total liab & shareholders
          equity........   2,271,591                          2,198,640
                           =========                          =========
Net interest income.....                 44,018                            43,936                 82        (398)       480
                                        -------                            -------              -----       -----      -----
Net interest spread.....                            3.61%                            3.70%

Net interest margin
(net interest income to
 total interest earning
             assets)....                            4.04%                            4.14%

Tax equivalent adjustment                 1,525                             1,273
                                        -------                            -------
 Net interest income
 per book                               $42,493                           $42,663
                                        =======                           =======

                                                       -17-

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                              TrustCo Bank Corp NY


  Date:  August 5, 1997                    By:      /s/Robert A. McCormick
                                                    -----------------------
                               Robert A. McCormick
                                  President and
                                                    Chief Executive Officer


  Date: August 5, 1997                     By:      /s/Robert T. Cushing
                                                    -----------------------
                                Robert T. Cushing
                                                    Vice President and Chief
                                Financial Officer

                                 Exhibits Index

-------------------------------------------------------------------------------


  Reg S-K
  Exhibit No.   Description                                           Page No.
  -----------   ---------------------------------------------------------------

  3(i)a         Amended and Restated Certificate of                       21
                Incorporation of TrustCo Bank Corp NY,
                dated July 27, 1993
  3(i)b         Certificate of Amendment of the Certificate               33
                of Incorporation of TrustCo Bank Corp NY,
                dated May 28, 1996
  3(i)c         Certificate of Amendment of the Certificate               36
                of Incorporation of TrustCo Bank Corp NY,
                dated May 19, 1997
  3(ii)a        Amended and Restated By-Laws of TrustCo                   41
                Bank Corp NY, dated June 9, 1997
  3(ii)b        Amended and Restated ByLaws of Trustco                    53
                Bank, N.A., dated June 6, 1997
  10(a)         TrustCo Bank Corp NY Performance Bonus                    66
                Plan, dated May 19, 1997
  10(b)         Performance Bonus Unit Agreement Under                    79
                TrustCo Bank Corp NY Performance Bonus
                Plan
  10(c)         TrustCo Bank Corp NY Directors                            82
                Performance Bonus Plan, dated May 19,
                1997
  10(d)         Performance Bonus Unit Agreement Under                    94
                TrustCo Bank Corp NY Directors
                Performance Bonus Plan
  10(e)         Amendment No. 5 to Employment                             97
                Agreement between Trustco Bank, National
                Association and TrustCo Bank Corp NY and
                Robert A. McCormick, effective May 1, 1997

  10(f)         Amendment No. 2 to Employment                            99
                Agreement among Trustco Bank, National
                Association and TrustCo Bank Corp NY and
                Robert T. Cushing, Nancy A. McNamara,
                Ralph A. Pidgeon and William F. Terry,
                effective May 1, 1997
  22            Submission of Matters to Vote of Security               101
                Holders -- Annual Meeting

                                                              Exhibit 3(i)a

              AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF
                              TRUSTCO BANK CORP NY
                UNDER SECTION 807 OF THE BUSINESS CORPORATION LAW

        We, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and Senior Vice President and Secretary of TrustCo Bank Corp NY, certify:

        FIRST.  The name of the Corporation is TRUSTCO BANK CORP NY.

        SECOND. The Certificate of Incorporation was filed by the Department of State on the twenty-eighth day of October 1981. An Amended and Restated Certificate of Incorporation was filed by the Department of State on the eighth day of July 1988 and an Amendment to the Amended and Restated Organization Certificate was filed by the Department of State on the eighteenth day of September 1991.

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

        2.3 To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in real property and chattels real, and, without limiting the generality of the foregoing, to purchase, receive, take (by grant, gift, devise, bequest or otherwise), own, hold, improve. employ, use, operate, manage, repair, control, maintain, sell, assign, transfer, convey, exchange, lease, alter, construct, mortgage or encumber real property, whether improved or unimproved, and structures and improvements on real property, or leaseholds, or any other legal or equitable interests or rights therein.

        2.4 To create, acquire, hold, deal in and with, and dispose of, in any manner, any legal or equitable interest in tangible or intangible personal property, and, without limiting the generality of the foregoing, to make, purchase, receive, take (by grant, gift, bequest, lease, exchange or otherwise), own, hold, improve, employ, use, operate, manage, repair, control, maintain, process, import, export, sell, assign, transfer, convey, exchange, lease or otherwise dispose of, mortgage, ledge or otherwise encumber or in any manner to exploit, turn to account, trade or deal in or with, personal property, whether tangible or intangible, or any other legal or equitable interests or rights therein.

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

        2.6 To purchase, take (by grant, gift, bequest or otherwise), receive, subscribe for, invest in or otherwise acquire, own, hold, employ, sell, lend, lease, exchange, transfer, assign, or otherwise dispose of, mortgage, pledge, use, and otherwise deal in and with, or in respect of shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit or other securities or obligations of any kind by whomsoever issued (whether or not engaged in similar or different businesses, governmental or other activities); to exercise in respect thereof all powers and privileges of individual or corporate ownership or interest therein, including the right to vote thereon (by proxy or otherwise) for any and all purposes; to consent or otherwise act with respect thereto, without limitation and to issue in exchange therefor the Corporation's shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, or other securities or obligations of any kind.

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

        2.10. In furtherance of its corporate business, to guarantee or assume liability for the payment of the principal of, or dividends or interest on, or sinking fund payments in respect of, shares, stock, bonds, debentures, warrants, rights, scrip, notes, evidences of indebtedness, certificates of interest or participation in profit-sharing agreements, collateral trust certificates, preorganization certificates and subscriptions, investment contracts, voting trust certificates, certificates of deposit, or other securities or obligations of any kind by whomsoever issued; and to guarantee or assume liability for the performance of any other contract or obligation, made or issued by any domestic or foreign corporation, partnership, association, trustee, group, individual or entity; and, when authorized in any manner provided by law, to give any guaranty although not in furtherance of the Corporation's purposes.

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

        2.15 To do everything necessary, suitable, convenient or proper for the accomplishment, attainment or furtherance of, to do every other act or thing incidental to, appurtenant to, growing out of or connected with, the purposes set forth in this Certificate, whether alone or in association with others; to possess all the rights, powers and privileges now or hereafter conferred by the laws of the State of New York upon a corporation organized under the Business Corporation Law of the State of New York (as the same may be amended from time to time) or any statute which may be enacted to supplement or replace it, and, in general, to carry on any of the activities and to do any of the things herein set forth to the same extent and as fully as a natural person or a partnership, association, corporation, or other entity, or any of them, might or could do; provided that nothing herein set forth shall be construed as authorizing the Corporation to possess any purpose, object, or power, or to do any act or thing forbidden by law to a corporation organized under the Business Corporation Law of the State of New York.

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

        The Board of Directors of the Corporation shall have the authority to provide for the issuance of the Preferred Stock in one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, conversion tights, redemption prices, dividend rates and similar matters, including preferences over shares of Common Stock or other series of Preferred Stock as to dividends or distributions of assets and relative participation, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be set forth in resolutions providing for the issuance thereof that may be adopted by the Board of Directors.

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

                                    Article V
               Designation of Secretary of State; Mailing Address

         5. The Secretary of State is designated as the agent of the Corporation upon whom process in any action or proceeding against the Corporation may be served, and the address to which the Secretary of State shall mail a copy of process in any action or preceding against the Corporation which may be served upon him is:

                                   320 State Street
                                   Schenectady, NY 12301
                                   Attn:  Corporate Secretary

                                   Article VI
                     Directors; Election and Classification

         6. The entire Board of  Directors,  consisting  of not less than twelve
  (12) members and not more than fifteen (15) members, shall be divided into three (3) classes. The number of directors of Class A shall equal one-third (1/3) of the total number of directors as determined in the manner provided in the By-Laws (with any fractional remainder to count as one); the number of directors of Class B shall equal one-third (1/3) of said total number of directors (or the nearest whole number thereto); and the number of directors of Class C shall equal said total number of directors minus the aggregate number of directors of Classes A and B. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a Class A director shall expire at the annual meeting of shareholders next ensuing, that of each member then designated as a Class B director at the annual meeting of shareholders one year thereafter, and that of each member then designated as a Class C director at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors to succeed those whose terms expire at such annual meeting shall be elected to hold office for a term expiring at the third succeeding annual meeting of shareholders and until their respective successors are elected and have qualified or until their respective earlier displacement from office by resignation, removal or otherwise.

                                   Article VII
                                    Duration

         7.      The duration of the Corporation is to be perpetual.

                                  Article VIII
               Shareholders - Quorum, Voting and Special Meetings

         8. The holders of at least a majority of the outstanding Voting Stock of the Corporation shall be present in person or by proxy at any meeting of shareholders in order to constitute a quorum for the transaction of any business, and the affirmative vote of at least a majority of the Corporation's outstanding Voting Stock shall be needed to approve any matter on which such shareholders are entitled to vote except that the affirmative vote or request, as the case may be, of at least two-thirds of the Corporation's Voting Stock shall be needed to effect a change, modification or repeal of any provision in the Certificate of Incorporation or By-Laws and to call a Special Meeting of shareholders. This provision does not affect those circumstances under which shareholders may call a Special Meeting for the election of directors as a matter of law and the right of management to call shareholder meetings as set forth in the By-Laws.

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

                          (b)the highest reported per share price at which such shares were publicly traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price, as defined hereafter in this Section 10.3(A);

                          (c) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this Section 10.3(A); or

                          (d)the book value per share of Common Stock as of the end of the latest fiscal quarter preceding the Announcement Date, plus an "Interest Adjustment" of such value, as defined hereafter in this Section 10.3(A).

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

                          (b)the highest reported per share price at which such shares were public traded during the three-year period immediately preceding the Announcement Date, plus an "Interest Adjustment" of such price,as defined hereafter in this Section 10.3(A);

                          (c) the per share fair market value of such shares on the Announcement Date, plus an "Interest Adjustment" of such value,as defined hereafter in this Section 10.3(AA); or

                          (d)the highest preferential amount per share to which the holders of such shares are entitled in the event of voluntary or involuntary liquidation or dissolution of the Corporation.

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

        (B) "Substantial Shareholder" shall mean and include any individual, corporation, partnership or other person or entity (other than the Corporation or any Subsidiary) which, together with its "Affiliates" and "Associates" (as such terms were defined as of December 11, 1984, in Rule 12b-2 under the Securities Exchange Act of 1934, is the "Beneficial Owner" (as determined in accordance with the criteria set forth as of December 11, 1984, under Rule 13d-3 under the Securities Exchange Act of 1934) in the aggregate of more than five percent (5%) of the voting power of the then-outstanding Voting Stock of the Corporation of any Affiliate or Associate of any such individual, corporation, partnership or other person or entity.

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

        10.5     Alteration, Amendment and Repeal

        Notwithstanding any other provision of this Certificate of Incorporation or any provision of law or any preferred stock designation of the Corporation which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law or this Certificate of Incorporation or any preferred stock designation of this Corporation, the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal, or to adopt any provision inconsistent with, this
  Article 10 or any provision of this Article 10.

                                   Article XI
                        Limitation of Personal Liability

        11. To the fullest extent that the Business Corporation Law of the State of New York, as the same exists or may hereafter be amended, permits elimination or a limitation of the liabilities of directors, no director of the corporation shall be liable to the corporation, or its shareholders for any breach of duty in such capacity. Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any elimination or limitation of the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

        FIFTH. This Amendment was authorized by a vote of the Board of Directors, followed by a vote of the holders of a majority of all outstanding shares entitled to vote thereon at a meeting of Shareholders held on the seventeenth day of May, 1993.

        SIXTH. This restatement of the Certificate of Incorporation of the Corporation was authorized by a majority vote of the Board of Directors pursuant to section 807 of the Business Corporation Law.

        IN WITNESS WHEREOF, THE UNDERSIGNED HAVE SIGNED THIS CERTIFICATE
  THIS     27th  DAY OF   July  , 1993, AND DO HEREBY AFFIRM THE CONTENTS TO BE
  TRUE UNDER THE PENALTIES OF PERJURY.


                                                    /s/ROBERT A. McCORMICK
                                                    ----------------------
                                                    ROBERT A. McCORMICK
                                                    President

                                                    /s/WILLIAM F. TERRY
                                                    -------------------
                                                    WILLIAM F. TERRY
                                                    Secretary

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

                                                  /s/Robert A. McCormick
                                                  ----------------------
                                                  ROBERT A. McCORMICK
                                                  PRESIDENT AND CHIEF EXECUTIVE
                                                  OFFICER

  Sworn to before me this

     27th    day of   July   , 1993


  /s/Joan Clark
  --------------------------
        Notary Public
  Notary Public State of New York
  Qualified in Albany County
             01CL4822282

  My commission expires Nov. 30, 1994

                                                            Exhibit 3(i)b

                            CERTIFICATE OF AMENDMENT
                       OF THE CERTIFICATE OF INCORPORATION
                                       OF
                              TRUSTCO BANK CORP NY
                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW

        WE, THE UNDERSIGNED, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and the Secretary of TrustCo Bank Corp NY, certify:

  1.    The name of the Corporation is TrustCo Bank Corp NY.
        2. The Certificate of Incorporation was filed by the Department of State on the twenty- eighth day of October, 1981. A Restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July, 1988 and an Amendment to the Certificate of Incorporation was filed by the Department of State on the twenty-ninth day of August, 1991. A further Restated Certificate of Incorporation was filed by the Department of State on the sixth day of August, 1993.
        3. a.The Certificate of Incorporation is amended to increase the number of authorized shares of common stock from 25,000,000 shares to 50,000,000 shares. The number of shares of common stock issued before and after such Amendment shall be 18,198,585, such change being at the rate of 1 share of issued common stock for 1 share of issued common stock. The number of shares of common stock unissued before such Amendment shall be 6,801,415 and the number of shares of common stock unissued after such Amendment shall be 31,801,415, such change being at the rate of 1 share of unissued common stock for 4.68 shares of unissued common stock.

           b.To effect the foregoing, Section 4.1 of Article IV of the Amended and Restated Certificate of Incorporation is hereby stricken out in its entirety,and the following new Article IV is substituted in lieu thereof:
                      4.1 The  total  number  of  shares  of Common Stock which
                          the Corporation shall have authority to issue is 50,000,000 shares of the par value of $1 per share.

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



                                   /s/Robert A. McCormick
                                   ------------------------------------
                                   Robert A. McCormick
                                   President and Chief Executive Officer



                                   /s/William F. Terry
                                   ------------------------------------
                                   William F. Terry
                                   Secretary

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


                                         /s/Robert A. McCormick
                                         ------------------------------------
                                         Robert A. McCormick
                                         President and Chief Executive Officer



  Sworn to before me this
   28th day of May, 1996



  /s/Joan Clark
  --------------------------
        Notary Public


  My Commission Expires:
         Joan Clark
  Notary Public State of New York
  Qualified in Albany County
             01CL4822282

  Commission Expires Nov. 30, 1996

                                                          Exhibit 3(i)c

                            CERTIFICATE OF AMENDMENT
                       OF THE CERTIFICATE OF INCORPORATION
                                       OF
                              TRUSTCO BANK CORP N Y
           UNDER SECTION 805 OF THE NEW YORK BUSINESS CORPORATION LAW

        WE, THE UNDERSIGNED, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and the Secretary of TrustCo Bank Corp N Y, New York corporation (the "Corporation"), certify:

  5.    The name of the Corporation is TrustCo Bank Corp N Y.
  6. The Certificate of Incorporation of the Corporation was filed by the Department of State on the twenty-eighth day of October, 1981. A Restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July, 1988 and an Amendment to the Restated Certificate of Incorporation was filed by the Department of State on the twenty-ninth day of August, 1991. A further Restated Certificate of Incorporation was filed by the Department of State on the sixth day of August, 1993 and an Amendment to the Restated Certificate of Incorporation was filed by the Department of State on the fifth day of June, 1996.
        7. a. The Certificate of Incorporation of the Corporation is amended to change the number of directors. The minimum number of directors shall be decreased from twelve (12) to seven (7) and the maximum number of directors shall be increased from fifteen (15) to twenty (20). The number of directors shall be divided into three (3) classes, as nearly equal in number as possible, with one class to be elected annually for a three-year term.

                          b. To effect the foregoing, Article VI of the Amended
                          and Restated Certificate of Incorporation   of   the
                          Corporation is hereby stricken out in its entirety, and the following new Article IV is substituted in lieu thereof:

                                   6. The entire Board of Directors,  consisting
                          of not less than seven (7) members and not more than twenty (20) members, shall be divided into three (3) classes of not less than two (2) members each, which classes are hereby designated as Class A, Class B and Class C. The number of directors of Class A shall equal one-third (1/3) of the total number of directors as determined in the manner provided in the Bylaws (with any fractional remainder to count as one); the number of directors in class B shall equal one-third (1/3) of said total number of directors (or the nearest whole number thereto); and the number of Directors in Class C shall equal said total number of directors minus the aggregate number of directors of Classes A and B. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member than designated as a Class A director shall expire at the annual meeting of shareholders next ensuing, that of each member then designated as a Class B director at the annual meeting of shareholders one year thereafter, and that of each member then designated as a class C director at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors to succeed those whose terms expire at such annual meeting shall be elected to hold office for a term expiring at the third succeeding annual meeting of shareholders and until their respective successors are elected and have qualified or until their respective earlier displacement from office by resignation, removal or otherwise.

                          Board of Directors of the Corporation shall have the authority to establish from time to time the exact number of directors, as shall be set forth in resolutions that may be adopted by the Board of Directors.

        8. The amendment to the Certificate of Incorporation of the Corporation was authorized by a majority vote of the Board of Directors, followed by vote of the holders of a majority of the Corporation's outstanding shares entitled to vote thereon, pursuant to Section 803 of the New York Business Corporation Law.

        IN WITNESS WHEREOF, we have signed this Certificate of Amendment on the 19th day of May, 1997 and we affirm the statements contained therein as true under penalties of perjury.


                         /s/Robert A. McCormick
                         ------------------------------------
                         Robert A. McCormick
                         President and Chief Executive Officer


                         /s/William F. Terry
                         ------------------------------------
                         William F. Terry
                         Secretary

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


                                         /s/Robert A. McCormick
                                         ------------------------------------
                                         Robert A. McCormick
                                         President and Chief Executive Officer



  Sworn to before me this
  19th day of May, 1997


  /s/Robert Breton
  --------------------------
  Notary Public

  Robert Breton
  Notary Public, State of New York
  Qualified in Schenectady County
             02BR4956524
  Commission Expires 9-25-97

  My Commission Expires Sept. 25, 1997

  STATE OF NEW YORK                        )
                                           ) SS
  COUNTY OF SCHENECTADY                    )


        William F. Terry, being duly sworn, deposes and says that he is the Secretary of TrustCo Bank Corp NY, the Corporation named in the foregoing Certificate of Amendment, that he has read and signed said Certificate and knows the contents thereof, and that the statements contained therein are true.


                                        /s/William F. Terry
                                        ------------------------------------
                                        William F. Terry
                                        Secretary



  Sworn to before me this
  19th day of May, 1997



  /s/Ann M. Noble
  ------------------------------
  Notary Public

  My Commission Expires:

               Ann M. Noble
  Notary Public, State of New York
                No. 4878488
     Qualified in Saratoga County
  Commission Expires Nov. 24, 1998

                                                                Exhibit 3(ii)a

                                   BY-LAWS OF
                              TRUSTCO BANK CORP NY

                         (a New York State Corporation)
                        (As Amended Through May 20, 1997)
               -----------------------------------------------

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


  2.4 QUORUM AND VOTING REQUIREMENTS; ADJOURNMENT. Except with respect to a special meeting for the election of Directors as required by law, or as otherwise provided in these ByLaws, (a) the holders of at least a majority of the outstanding shares of the Corporation shall be present in person or by proxy at any meeting of the shareholders in order to constitute a quorum for the transaction of any business, and (b) the votes of the holders of at least a majority of the outstanding shares of the Corporation shall be necessary at any meeting of shareholders for the transaction of any business or specified item of business, other than the changing, amending or repealing of any provision of the Certificate of Incorporation or By- Laws which shall require the affirmative vote of two-thirds of the Corporation's voting stock; provided, however, that when a specified item of business is required to be voted on by a class or series (if the Corporation shall then have outstanding shares or more than one class or series), voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. The holders of a majority of shares present in person or represented by proxy at any meeting of shareholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

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


  3.2  NUMBER; QUALIFICATION; TERM OF OFFICE.  Subject to Section 702(b) of the
       --------------------------------------
  Business Corporation Law, the number of Directors constituting the Entire Board may be changed from time to time by action of the shareholders or the Board, provided that such number shall not be less than twelve nor more than fifteen. The Directors shall be divided into three classes as nearly equal in number as may be, one class to be elected each year for a term of three years and until their successors are elected and qualified. A Director attaining 75 years of age shall cease to be a Director and that office shall be vacant. A director who was an employee of the Corporation at the time of his election, shall vacate his office when he ceases to be a full-time employee of the Company and shall not be eligible for reelection.

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

                                   ARTICLE 13

                    INDEMNIFICATION OF DIRECTORS AND OFFICERS


  13.1 In addition to authorization provided by law, the Directors are authorized, by resolution, to provide indemnification or to advance expenses to any Officer or Director seeking such indemnification or the advancement of such expenses. They may also, by resolution, authorize agreements providing for indemnification.


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


                                                       /s/William F. Terry
                                                       -------------------
                                                       Secretary


                                                       6/9/97
                                                       --------
                                                       Date

                                                           Exhibit 3(ii)b
                                    BYLAWS OF
                               TRUSTCO BANK, N.A.
                                    Article I
                            Meetings of Shareholders

  Section 1.1. Annual Meeting. The regular annual meeting of the shareholders to elect directors and transact whatever other business may properly come before the meeting, shall be held at the main office of the association, 192 Erie Boulevard, City of Schenectady, State of New York or such other place as the board of directors may designate, at 2:00 o'clock P.M., on the third Tuesday of April of each year, or if that date falls on a legal holiday in the State in which the association is located, on the next following banking day. Notice of the meeting shall be mailed, postage prepaid, at least 10 days and no more than 50 days prior to the date thereof, addressed to each shareholder at his/her address appearing on the books of the association, unless the shareholder files with the secretary a written request to mail notices to him or her at another address. If, for any cause, an election of directors is not made on that date, or in the event of a legal holiday, on the next following banking day, an election may be held on any subsequent day within 50 days of the date fixed, to be designated by the board of directors, or, if the directors fail to fix the date, by shareholders representing two thirds of the shares.

  Section 1.2. Special Meetings. Except as otherwise specifically provided by statute, special meetings of the shareholders may be called for any purpose at any time by the president, the board of directors or by any one or more shareholders owning, in the aggregate, not less than fifty-one percent of the stock of the association. Every such special meeting, unless otherwise provided by law, shall be called by mailing, postage prepaid, not less than 10 days nor more than 50 days prior to the date fixed for the meeting, to each shareholder at the address appearing on the books of the association, unless the shareholder files with the secretary a written request to mail notices to him or her at another address, a notice stating the purpose of the meeting.

  The board of directors may fix a record date for determining shareholders entitled to notice and to vote at any meeting, in reasonable proximity to the date of giving notice to the shareholders of such meeting. The record date for determining shareholders entitled to demand a special meeting is the date the first shareholder signs a demand for the meeting describing the purpose or purposes for which it is to be held.

  If an annual or special shareholders' meeting is adjourned to a different date, time, or place, notice need not be given of the new date, time or place, if the new date, time or place is announced at the meeting before adjournment, unless any additional items of business are to be considered, or the association becomes aware of an intervening event materially affecting any matter to be voted on more than 10 days prior to the date to which the meeting is adjourned. If a new record date for the adjourned meeting is fixed, however, notice of the adjourned meeting must be given to persons who are shareholders as of the new record date.

  Section 1.3. Nominations of Directors. Nominations for election to the board of directors may be made by the board of directors or by any stockholder of any outstanding class of capital stock of the association entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the association, shall be made in writing and shall be delivered or mailed to the president of the association and to the Comptroller of the Currency, Washington, D.C., not less than 14 days nor more than 50 days prior to any meeting of shareholders called for the election of directors, provided, however, that if less than 21 days' notice of the meeting is given to shareholders, such nomination shall be mailed or delivered to the president of the association and to the Comptroller of the Currency not later than the close of business on the seventh day following the day on which the notice of meeting was mailed. Such notification shall contain the following information to the extent known to the notifying shareholder:

  (1)    The name and address of each proposed nominee.

  (2)    The principal occupation of each proposed nominee.

  (3) The total number of shares of capital stock of the association that will be voted for each proposed nominee.

  (4)    The name and residence address of the notifying shareholder.

  (5) The number of shares of capital stock of the association owned by the notifying shareholder.

  Nominations not made in accordance herewith may, in his/her discretion, be disregarded by the chairman of the meeting, and upon his/her instructions, the vote tellers may disregard all votes cast for each such nominee.

  Section 1.4. Judges of Election. Every election of directors shall be managed by two or more judges, who shall be appointed from among the shareholders by the board of directors. The judges of election shall hold and conduct the election at which they are appointed to serve. After the election, they shall file with the secretary a certificate signed by them, certifying the result thereof and the names of the directors elected. The judges of election, at the request of the chairman of the meeting, shall act as tellers of any other vote by ballot taken at such meeting, and shall certify the result thereof. If any judge so appointed shall be absent or refuse to act or if his/her office shall become vacant and not have been filled by the board, if two of them be present they may act; otherwise, or if there shall be a failure to appoint two judges of elections, the presiding officer of the meeting may appoint one or two judges of election for such meeting, as may be required.

  Section 1.5. Proxies. Shareholders may vote at any meeting of the shareholders by proxies duly authorized in writing, but no officer or employee of this association shall act as proxy. Proxies shall be valid only for one meeting, to be specified therein, and any adjournments of such meeting. Proxies shall be dated and filed with the records of the meeting. Proxies with rubber stamped facsimile signatures may be used and unexecuted proxies may be counted upon receipt of a confirming telegram from the shareholder. Proxies meeting the above requirements submitted at any time during a meeting shall be accepted.

  Section 1.6. Quorum. A majority of the outstanding capital stock, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders, unless otherwise provided by law, or by the shareholders or directors pursuant to Section 9.2, but less than a quorum may adjourn any meeting, from time to time, and the meeting may be held, as adjourned, without further notice. A majority of the votes cast shall decide every question or matter submitted to the shareholders at any meeting, unless otherwise provided by law or by the articles of association, or by the shareholders or directors pursuant to Section 10.2.

                                   Article II

                                    Directors

  Section 2.1. Board of Directors. The board of directors shall have the power to manage and administer the business and affairs of the association. Except as expressly limited by law, all corporate powers of the association shall be vested in and may be exercised by the board. The directors shall be divided into three classes as nearly equal in number as may be, one class to be elected each year for a term of three years and until their successors are elected and have qualified. A director attaining 75 years of age shall cease to be a director and that office shall be vacant. A director who was an employee of the association at the time of his/her election, shall vacate his/her office when he/she ceases to be a full-time employee of the association and shall not be eligible for reelection.

  Section 2.2. Number. The board shall consist of not less than seven (7) nor more than twenty (20) members, the exact number within such minimum and maximum limits to be fixed and determined from time to time by resolution of a majority of the full board.

  Section 2.3. Organization Meeting. The chairman or secretary, upon receiving the certificate of the judges, of the result of any election, shall notify the directors-elect of their election and of the time at which they are required to meet at the main office of the association to organize the new board and elect and appoint officers of the association for the succeeding year. Such meeting shall be held on the day of the election or as soon thereafter as practicable, and, in any event, within 30 days thereof. If, at the time fixed for such meeting, there shall not be a quorum, the directors present may adjourn the meeting, from time to time, until a quorum is obtained.

  Section 2.4. Regular Meetings. The regular meetings of the board of directors shall be held, without notice, at 12 o'clock noon on the third Tuesday of each month at the main office or other such place as the board may designate. When any regular meeting of the board falls upon a holiday, the meeting shall be held on the next banking business day unless the board shall designate another day.

  Section 2.5. Special Meetings. Special meetings of the board of directors may be called by the president of the association, or at the request of three or more directors. Each member of the board of directors shall be given three days notice stating the time and place by telegram, letter, or in person, of each special meeting.

  Section 2.6. Quorum. A majority of the director positions on the board shall constitute a quorum at any meeting, except when otherwise provided by law, or the bylaws, but a less number may adjourn any meeting, from time to time, and the meeting may be held, as adjourned, without further notice. If the number of directors is reduced below the number that would constitute a quorum, no business may be transacted, except selecting directors to fill vacancies in conformance with Section 2.7.

  If a quorum is present, the board of directors may take action through the vote of a majority of the directors who are in attendance.

  Section 2.7. Vacancies. Vacancies in the Board of Directors occurring during the year may be filled for the unexpired term by a majority vote of the remaining directors. Any additional directors resulting from an increase in the number of directors shall be divided among the classes of directors as nearly as practicable in proportion to the respective number of directors in each class prior to the increase, and such additional directors may be elected by a majority of the directors in office at the time of the increase, or if not so elected prior to the next annual meeting of shareholders, such additional directors shall be elected by vote of the shareholders at such meeting.

  Section 2.8. Waivers of Notice. Waiver of notice in writing by any director of any special meeting of the board of directors, whether executed prior or subsequent to such meeting, or attendance at such meeting, shall be equivalent to notice to such director of such meeting.

  Section 2.9. Rules and Regulations. The board of directors may adopt such rules and regulations for the conduct of its meetings and the management of the affairs of the association as it may deem proper, not inconsistent with the laws of the United States, or these bylaws.

                                   Article III

                             Committees of the Board

  Section 3.1. Executive Committee. There shall be an executive committee consisting of not more than nine directors, of which four shall constitute a quorum. All but six of the members of such executive committee shall be appointed by the board of directors, shall be known as permanent members and shall hold office until the organization of the board after the annual election next succeeding their respective appointments. Six places on the executive committee shall be filled by the directors, other than the permanent members of the executive committee, in rotation according to alphabetical order, each panel of six rotating members serving for one calendar month. In the event that any member of the executive committee is unable to attend a meeting, the chief executive officer may invite any other director to take his/her place for such meeting. The executive committee shall possess and exercise all of the delegable powers of the board, except when the latter is in session. It shall keep a record of its proceedings and the same shall be subject to examination by the board at any time. All acts done and powers and authority conferred by the executive committee from time to time, within the scope of its authority, shall be and be deemed to be and may be certified as being the act and under the authority of the board.

  Section 3.2. Meetings of the Executive Committee. Meetings of the executive committee shall be held at such times and places and upon such, if any, notice as the executive committee shall determine from time to time, provided that a special meeting of the executive committee may be called by the chief executive officer, in his/her discretion, and shall be called by the chief executive officer or secretary on the written request of any three members, three days notice of the time and place of which shall be given in the same manner as notices of special meetings of the board of directors, except that if such notice is given otherwise than by mail it shall be sufficient if given at any time on or before the day preceding the meeting.

  Section 3.3. Examining Committee. There shall be an examining committee composed of not less than three directors, exclusive of any active officers, appointed by the board annually or more often to hold office during the pleasure of the board. The duty of that committee shall be to examine at least once during each calendar year and within 15 months of the last examination the affairs of the association or cause suitable examinations to be made by auditors responsible only to the board of directors and to report the result of such examination in writing to the board at the next regular meeting thereafter. Such report shall state whether the association is in a sound condition, and whether adequate internal controls and procedures are being maintained and shall recommend to the board such changes in the manner of conducting the affairs of the association as shall be deemed advisable.

  Section 3.4. Other Committees. The board of directors may appoint, from time to time, from its own members, compensation, special litigation and other committees of one or more persons, for such purposes and with such powers as the board may determine. Each committee must have one or more member(s), who serve at the pleasure of the board of directors. Provisions of the articles and bylaws governing place of meetings, notice of meeting, quorum and voting requirements of the board of directors, apply to committees and their members as well. The creation of a committee and appointment of members to it must be approved by the board of directors.

  However, a committee may not:

  (1)    Authorize distributions of assets or dividends.

  (2)    Approve action required to be approved by shareholders.

  (3)    Fill vacancies on the board of directors or any of its committees.

  (4)    Amend articles of association.

  (5)    Adopt, amend or repeal bylaws.

  (6) Authorize or approve issuance or sale or contract for sale of shares, or determine the designation and relative rights, preferences and limitations of a class or series of shares.


                                   Article IV

                             Officers and Employees

  Section 4.1. Officers. The board may elect or appoint one of its members to be chairman and shall elect or appoint one of its members to be president, either of whom it shall designate the chief executive officer and shall elect or appoint one or more vice presidents, a secretary, a chief financial officer and such other officers as it may from time to time determine. The board may authorize an officer to appoint and dismiss one or more officers or assistant officers. All officers shall hold their offices, respectively, at the pleasure of the board, without regard to whether the board or a duly authorized officer has appointed such officers. The board may require any and all officers, clerks, and employees to give a bond or other security for the faithful performance of their duties, in such amount and with such sureties as the board may determine.

  Section 4.2. President. If the president is not the chairman, then in the absence of the chairman, the president shall preside at any meeting of the board. The president shall have general executive powers, and shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice, to the office of president, or imposed by these bylaws. The president shall also have and may exercise such further powers and duties as from time to time may be conferred, or assigned by the board of directors.

  Section 4.3. Chief Executive Officer. The board shall designate either the chairman of the board or the president to be the chief executive officer. The chief executive officer of the association shall have general supervision over the business of the association, subject, however, to the control of the board and of any duly authorized committee of directors. The chief executive officer shall preside at all meetings of the shareholders, at all meetings of the board and shall supervise the carrying out of policies adopted and approved by the board. The chief executive officer may appoint or dismiss one or more officers or assistant officers as he or she may from time to time determine to be necessary or desirable; provided however, that the board shall retain exclusive authority to elect or appoint the chairman of the board of directors, the president, the chief executive officer, the secretary, the auditor and such other officers of the association the election or appointment of which the board may, by resolution, reserve to itself. The chief executive officer may sign and execute, in the name of the association deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the bylaws, board, or applicable laws, and, in general, the chief executive officer shall perform all duties incident to the office of the chief executive officer and such other duties as from time to time may be assigned to him or her by the board.

  Section 4.4. Secretary. The board of directors shall appoint a secretary who shall be secretary of the board and of the association, and shall keep accurate minutes of all meetings. The secretary shall attend to the giving of all notices required by these bylaws; shall be custodian of the corporate seal, records, documents and papers of the association; shall provide for the keeping of proper records of all transactions of the association; shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice, to the office of cashier, or imposed by these bylaws; and shall also perform such other duties as may be assigned from time to time, by the board of directors.

  Section 4.5. Chairman and President. Either the chairman or the president shall be designated the chief executive officer of the association. The one not so designated shall perform such duties as from time to time may assigned to him by the board or by the chief executive officer.

  Section 4.6. Other Officers. All the other officers of the association shall perform all duties incident to their respective offices, subject to supervision and direction of the board, the chief executive officer, the executive committee, and shall perform such other duties as may from time to time be assigned them by the board or by the chief executive officer.

  Section 4.7. Auditor. The board of directors shall appoint an auditor to serve during the pleasure of the board. The auditor shall make such examination of the accounts, records and transactions of the association as may be required by the board or the examining committee thereof and the auditor shall perform such other duties as are prescribed in an audit program to be approved by the board. The auditor shall be free to examine any department or section of bank routine without previous officer consultation. The auditor shall maintain a summary record of dates of completed audits, and shall make periodic reports to the board or executive committee and to the examining committee, which shall include such suggestions and recommendations as it may consider it advisable to make.

  Section 4.8. Signature Authority. The signature powers of officers and employees of the association and the authority of such officers and employees to affix the seal of the association to any document or instrument shall be prescribed by the board, which may confer upon certain officers the authority to delegate such powers or authorizations.

                                    Article V

                              Fiduciary Activities

  Section 5.1. Trust Officer. There shall be a trust officer of this association whose duties shall be to manage, supervise and direct all fiduciary activities. Such person shall do or cause to be done all things necessary or proper in carrying on the fiduciary business of the association according to provisions of law and applicable regulations; and shall act pursuant to opinion of counsel where such opinion is deemed necessary. Opinions of counsel shall be retained on file in connection with all important matters pertaining to fiduciary activities. The trust officer shall be responsible for all assets and documents held by the association in connection with fiduciary matters.

  The board of directors may appoint other trust officers as it may deem necessary, with such duties as may be assigned.

  Section 5.2. Trust Advisory Committee. The board of directors shall appoint a committee of three directors, exclusive of any active officer of the association, which shall, along with the board of directors, have oversight responsibility for the fiduciary activities of the association. The Committee, along with the board of directors, will insure that an annual review of all trust accounts is performed to insure that the accounts are being administered in accordance with the trust agreement.

  Section 5.3. Fiduciary Files. There shall be maintained by the association all fiduciary records necessary to assure that its fiduciary responsibilities have been properly undertaken and discharged.

  Section 5.4. Trust Investments. Funds held in a fiduciary capacity shall be invested according to the instrument establishing the fiduciary relationship and local law. Where such instrument does not specify the character and class of investments to be made and does not vest in the association a discretion in the matter, funds held pursuant to such instrument shall be invested in investments in which corporate fiduciaries may invest under local law.

                                   Article VI

                          Stock and Stock Certificates

  Section 6.1. Transfers. Shares of stock shall be transferable on the books of the association, and a transfer book shall be kept in which all transfers of stock shall be recorded. Every person becoming a shareholder by such transfer shall in proportion to his/her shares, succeed to all rights of the prior holder of such shares. The board of directors may impose conditions upon the transfer of the stock reasonably calculated to simplify the work of the association with respect to stock transfers, voting at shareholder meetings, and related matters and to protect it against fraudulent transfers.

  Section 6.2. Stock Certificates. Certificates of stock shall bear the signature of the chief executive officer, president or vice president (which may be engraved, printed or impressed), and shall be signed manually or by facsimile process by the secretary, assistant secretary, chief financial officer or any other officer appointed by the board of directors for that purpose, to be known as an authorized officer, and the seal of the association shall be engraved thereon. Each certificate shall recite on its face that the stock represented thereby is transferable only upon the books of the association properly endorsed.

  The board of directors may adopt or use procedures for replacing lost, stolen, or destroyed stock certificates as permitted by law.

  The association may establish a procedure through which the beneficial owner of shares that are registered in the name of a nominee may be recognized by the association as the shareholder. The procedure may set forth:

  (1)   The types of nominees to which it applies.

  (2) The rights or privileges that the association recognizes in a beneficial owner.

  (3) How the nominee may request the association to recognize the beneficial owner as the shareholder.

  (4)    The information that must be provided when the procedure is selected.

  (5) The period over which the association will continue to recognize the beneficial owner as the shareholder.

  (6)    Other aspects of the rights and duties created.

  Section 6.3. Record Date and Closing Transfer Books. The board of directors may prescribe a period prior to any stockholders' meeting or prior to the declaration of any dividend, not exceeding fifty days, during which a transfer of stock on the books of the association may be made or may fix a day as provided by the laws of the United States or the Office of the Comptroller of the Currency as of which stockholders entitled to notice and to vote at such meeting shall be determined.

                                   Article VII

                                 Corporate Seal

  The president, the secretary or other officer thereunto designated by the board of directors, shall have authority to affix the corporate seal to any document requiring such seal, and to attest the same. Such seal shall be substantially in the following form or such other form as the board of directors may from time to time prescribe:

                                            (   Impression   )
                                            (       of       )
                                            (      Seal      )

                                  Article VIII

                                   Emergencies

  Section 8.1. Operation During Emergency. In the event of a state of emergency declared by the President of the United States or the person performing his/her functions or by the Governor of the State of New York or the person performing his/her functions, the officers and employees of the association shall continue to conduct the affairs of the association under such guidance from the directors as may be available except as to matters which by statute require specific approval of the board of directors and subject to conformance with any governmental directives during the emergency.

  Section 8.2. Officers Pro Tempore During Emergency. The board of directors shall have power, in the absence or disability of any officer, or upon the refusal of any officer to act, to delegate and prescribe such officer's powers and duties to any other officer for the time being.

  Section 8.3. Disaster. In the event of a state of emergency resulting from disaster of sufficient severity to prevent the conduct and management of the affairs and business of the association by its directors and officers as contemplated by these bylaws, any two or more available members of the then incumbent executive committee shall constitute a quorum of the committee for the full conduct and management of the affairs and business of the association in accordance with the provisions of Article III of these bylaws; and in addition, such committee shall be empowered to exercise all of the powers reserved to any other committee under Article III hereof. In the event of the unavailability, at such time, of a minimum of two members of the then incumbent executive committee, any three available directors shall constitute the executive committee for the full conduct and management of the affairs and business of the association in accordance with the provisions of this Article. This Article shall be subject to implementation by resolutions of the board of directors passed from time to time for that purpose and any provisions of these bylaws (other than this Article) and any resolutions which are contrary to the provisions of this Article or to the provisions of any such implemental resolutions shall be suspended until it shall be determined by any interim executive committee acting under this Article, that it shall be to the advantage of the association acting under this Article, that it shall be to the advantage of the association to resume the conduct and management of its affairs and business under all the provisions of these bylaws.

  Section 8.4. Certification of Authority. Anyone dealing with the association may accept a certification by any three officers that a specified individual is acting as chief executive officer, president, vice president, chief financial officer, secretary or assistant secretary, as the case may be, under the emergency provisions of these bylaws.

  Section 8.5. Alternate Location. Offices of the association at which its business shall be conducted shall be the main office thereof located at 192 Erie Boulevard, Schenectady, and all other legally authorized locations which may be leased or acquired by the association to carry on its business. During an emergency resulting in any authorized place of business of the association being unable to function, the business ordinarily conducted at any such location shall be relocated elsewhere in suitable quarters, in addition to or in lieu of the location heretofore mentioned, as may be authorized by the board of directors or the executive committee or by such persons as are then, in accordance with these bylaws or resolutions adopted from time to time by the board of directors, dealing with the exercise of authority in the time of such emergency, conducting the affairs of the association. Upon any temporary relocation of an office of the association, as provided under this Article, notice in writing thereof shall be given to the Office of the Comptroller of the Currency. Any temporarily relocated place of business of the association shall be returned to its original location as soon as practicable and such temporary place of business shall then be discontinued.

                                   Article IX

                            Miscellaneous Provisions

  Section 9.1. Fiscal Year. The fiscal year of the association shall be the calendar year.

  Section 9.2. Execution of Instruments. All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the association by the chairman of the board, or the president, or any vice president, or the secretary, or the chief financial officer, or, if in connection with the exercise of fiduciary powers of the association, by any of those officers or by any trust officer. Any such instruments may also be executed, acknowledged, verified, delivered or accepted on behalf of the association in such other manner and by such other officers as the board of directors may from time to time direct. The provisions of this section 9.2 are supplementary to any other provision of these bylaws.

  Section 9.3. Records. The articles of association, the bylaws and the proceedings of all meetings of the shareholders, the board of directors, and standing committees of the board, shall be recorded in appropriate minute books provided for that purpose. The minutes of each meeting shall be signed by the secretary, cashier or other officer appointed to act as secretary of the meeting.

  Section 9.4. Corporate Governance. To the extent not inconsistent with applicable federal banking statutes or regulations, or bank safety and soundness, the corporate governance of the association shall be subject to the provisions of the Model Business Corporation Act.

                                    Article X

                                     Bylaws

  Section 10.1. Inspection. A copy of the bylaws, with all amendments, shall at all times be kept in a convenient place at the main office of the association, and shall be open for inspection to all shareholders during banking hours.

  Section 10.2. Amendments. The bylaws may be amended, altered or repealed, at any regular meeting of the board of directors, by a vote of two-thirds of the total number of the directors except as provided below provided notice of such proposed changes has been set forth in the notice of meeting of shareholders or directors. Two-thirds of the association's shareholders may amend or repeal the bylaws even though the bylaws also may be amended or repealed by its board of directors.






  I, William F. Terry, certify that: (1) I am the duly constituted secretary of Trustco Bank, N.A. and secretary of its board of directors, and as such officer am the official custodian of its records; (2) the foregoing bylaws are the bylaws of the association, and all of them are now lawfully in force and effect.

  I have hereunto affixed my official signature and the seal of the association, in the city of Schenectady, on this 6th day of June 1997.



                                                   /s/William F. Terry
                                                   -------------------
                                                   William F. Terry, Secretary

                                                               Exhibit 10(a)
                              TRUSTCO BANK CORP NY
                             PERFORMANCE BONUS PLAN


                                TABLE OF CONTENTS


                                                                      Page No.


  ARTICLE I, DEFINITIONS.....................................................1
  ARTICLE II, ADMINISTRATION.................................................4
  ARTICLE III, GRANTS.............................................. .........4
  ARTICLE IV, PERFORMANCE BONUS UNITS........................................5
  ARTICLE V, VESTING OF PERFORMANCE BONUS UNITS..............................6
  ARTICLE VI, PAYMENT OF PERFORMANCE BONUS UNITS.............................6
  ARTICLE VII, VALUATION OF PERFORMANCE BONUS UNITS..........................8
  ARTICLE VIII, CHANGES IN CAPITAL AND CORPORATE STRUCTURE...................8
  ARTICLE IX, NONTRANSFERABILITY.............................................9
  ARTICLE X, WITHHOLDING.....................................................9
  ARTICLE XI, VOTING AND DIVIDEND RIGHTS....................................10
  ARTICLE XII, CLAIMS.......................................................10
  ARTICLE XIII, MISCELLANEOUS PROVISIONS....................................11
  ARTICLE XIV, AMENDMENT OF THE PLAN........................................13
  ARTICLE XV, EFFECTIVENESS AND TERMS OF PLAN...............................13

                              TRUSTCO BANK CORP NY
                             PERFORMANCE BONUS PLAN


         WHEREAS, TrustCo Bank Corp NY (hereinafter referred to as the "Company") desires to provide a performance bonus to a select group of management or highly compensated employees of the Company and its subsidiaries in the event of a change in control of the Company, which is based upon the appreciation in the value of the common stock of the Company;
         NOW, THEREFORE, effective as of May 19, 1997, the Company hereby adopts the TrustCo Bank Corp NY Performance Bonus Plan which shall read as follows:


                                    ARTICLE I

                                   DEFINITIONS


         Section 1.1 "Beneficiary" means the person or persons designated by a Participant in writing to receive any benefits under this Plan upon the Participant's death. If a Participant fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Participant or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Participant's revocable living trust, and, if none, to the personal representative of the estate of such deceased Participant.
         Section 1.2 "Cause" means conduct of a Participant which is finally adjudged to be knowingly fraudulent, deliberately dishonest or willful misconduct. The Committee shall have sole and uncontrolled discretion with respect to the application of the provisions of this

  Section 1.2 and any determination shall be conclusive and binding upon the Participant and all other persons.
         Section 1.3 "Change in Control" means any of the following events: (a) any individual, corporation (other than the Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of the Company possessing twenty percent (20%) or more of the voting power for the election of Directors of the Company; (b) there shall be consummated any consolidation, merger or other business combination involving the Company or the securities of the Company in which holders of voting securities of the Company immediately prior to such transaction own, as a group, immediately after such transaction, voting securities of the Company (or, if the Company does not survive such transaction, voting securities of the Company surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Company (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new Director of the Company was approved by a vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent Directors of the Company other than a removal for Cause; or (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (on a consolidated basis) to a party which is not controlled by or under common control with the Company.
         Section 1.4 "Committee" means the Stock Option Committee of the Board of Directors of the Company.
         Section 1.5 "Company" means TrustCo Bank Corp NY.
         Section 1.6 "Participant" means a key employee of the Company or a subsidiary of the Company who is designated by the Committee as eligible to participate in the Plan. An individual who has an Account in the Plan and whose employment with the Company terminates for reasons other than Cause within one year prior to a Change in Control will continue to be a Participant in the Plan.
         Section 1.7 "Performance Bonus Unit Account" or "Account" means the account established on behalf of each Participant in the Plan in accordance with Section 4.1 herein.
         Section 1.8  "Performance  Bonus Unit" means a unit granted pursuant to
  Section 3.1 herein, the value of which is based upon the appreciation in value of the common stock of the Company.
         Section 1.9  "Plan" means the TrustCo Bank Corp NY Performance Bonus
  Plan.


                                   ARTICLE II

                                 ADMINISTRATION


         Section 2.1 The Plan shall be administered by the Committee. Subject to the provisions of the Plan, the Committee shall have exclusive power to select the key employees to be granted Performance Bonus Units, to determine the number of Performance Bonus Units to be granted to each key employee selected and to determine the time or times when Performance Bonus Units will be granted; provided, however, that the individuals designated for participation will be from a select group of management or highly compensated employees. The authority granted to the Committee by the preceding sentence will be exercised based upon recommendations received from the management of the Company.
         The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any awards may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan. Determinations by the Committee shall be made by majority vote and shall be final and binding on all parties with respect to all matters relating to the Plan.


                                   ARTICLE III

                                     GRANTS


         Section 3.1 Performance Bonus Units shall be granted to such key employees of the Company as the Committee shall determine. The maximum number of Performance Bonus Units that may be awarded under the Plan shall not exceed an aggregate of 1,000,000 units. If any Performance Bonus Unit awarded under the Plan shall be forfeited or canceled, such Performance Bonus Unit may again be awarded under the Plan. Performance Bonus Units shall be granted at such time or times and shall be subject to such terms and conditions, in addition to the terms and conditions set forth in the Plan, as the Committee shall determine.


                                   ARTICLE IV

                             PERFORMANCE BONUS UNITS


         Section 4.1 Performance Bonus Units granted to a Participant shall be credited to a Performance Bonus Unit Account established and maintained for such Participant. The Account of a Participant shall be the record of Performance Bonus Units granted to him under the Plan, is solely for accounting purposes and shall not require a segregation of any Company assets. Each Performance Bonus Unit shall be valued by the Committee, in the manner provided in Article VII, as of the date of grant thereof. Each grant of Performance Bonus Units under the Plan to a Participant and the value of such Performance Bonus Units as of the date of grant shall be communicated by the Committee in writing to the Participant within thirty (30) days after the date of grant.


                                    ARTICLE V

                       VESTING OF PERFORMANCE BONUS UNITS


         Section 5.1 Performance Bonus Units granted to a Participant shall become vested upon the earlier of (i) a Change in Control or (ii) the Participant's termination of employment with the Company for reasons other than Cause within one year prior to a Change in Control.

                                   ARTICLE VI

                       PAYMENT OF PERFORMANCE BONUS UNITS


         Section 6.1 Upon a Change in Control each Participant shall be entitled to receive from the Company an amount, with respect to each Performance Bonus Unit in the Participant's Account, determined as follows: (i) the value (as determined by the Committee pursuant to Article VII) of each Performance Bonus Unit in the Participant's Account, as of the date of the Change of Control,
  (ii) reduced by the value (as determined pursuant to Article VII) of such Performance Bonus Unit as of the date of grant thereof to the Participant.
         Section 6.2 Payment to a Participant of the amount set forth in Section
  6.1 for Performance Bonus Units shall be made within thirty (30) days after the Change in Control, in cash or stock at the discretion of the Committee. A Participant will not be entitled to receive any earnings on the value of his Performance Bonus Units with respect to the period between the date of the Change in Control and the receipt of payments under the Plan.
         Section 6.3 In the event the benefits paid to a Participant under this Plan or any other plan or agreement are subject to the excise tax imposed by
  Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Company will pay to the Participant, within ten (10) days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Participant after deduction of (i) any Excise Tax on the benefits under the Plan and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local income taxes and Excise Tax upon the payment provided for in this Section 6.3, shall be equal to the benefits under the Plan. For purposes of determining the amount of the Gross Up, the Participant shall be deemed to pay Federal, State and local income taxes at the highest marginal rate of taxation in the calendar year in which payment of benefits under the Plan are to be made. State and local income taxes shall be determined based upon the state and locality of the Participant's domicile upon a Change of Control. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Company and acceptable to the Participant. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within thirty (30) days of such computation.


                                   ARTICLE VII

                      VALUATION OF PERFORMANCE BONUS UNITS


         Section 7.1 Except as provided in Section 7.2, for all purposes of the Plan, the value of a Performance Bonus Unit on a date of grant pursuant to
  Section 3.1 or upon the date of a Change in Control pursuant to Section 6.1 will be an amount equal to the average of the high and low prices for shares of Company common stock on the applicable date, as reported on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market System or such other system as may supersede it. If the applicable date is not a trading day for NASDAQ market makers, the price on the next preceding trading day will be used to determine the value of the Performance Bonus Unit.

         Section 7.2 In the case of a Change in Control defined in Section 1.3(b) herein, the value of a Performance Bonus Unit on an applicable determination date will be based upon the value of the consideration received or to be received by shareholders of the Company in connection with such Change in Control.


                                  ARTICLE VIII

                   CHANGES IN CAPITAL AND CORPORATE STRUCTURE


         Section 8.1 In the event of any change in the outstanding shares of common stock of the Company by reason of an issuance of additional shares, recapitalization, reclassification, reorganization, stock split, reverse stock split, combination of shares, stock dividend or similar transaction, the Committee shall proportionately adjust, in an equitable manner, the number of Performance Bonus Units held by Participants under the Plan. The foregoing adjustment shall be made in a manner that will cause the relationship between the aggregate appreciation in outstanding common stock and earnings per share of the Company and the increase in value of each Performance Bonus Unit granted hereunder to remain unchanged as a result of the applicable transaction.


                                   ARTICLE IX

                               NONTRANSFERABILITY


         Section 9.1 Performance Bonus Units granted under the Plan, and any rights and privileges pertaining thereto, may not be transferred, assigned, pledged or hypothecated in any manner, by operation of law or otherwise, other than by will or by the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. In the event of a Participant's death, payment of any amount due under the Plan shall be made to the Participant's Beneficiary.

                                    ARTICLE X

                                   WITHHOLDING


         Section 10.1 The Company shall have the right to deduct from all amounts paid pursuant to the Plan any taxes required by law to be withheld with respect to such awards.

                                   ARTICLE XI

                           VOTING AND DIVIDEND RIGHTS


         Section 11.1 Except as provided under Section 8.1, no Participant shall be entitled to any voting rights, to receive any dividends, or to have his Account credited or increased as a result of any dividends or other distribution with respect to the common stock of the Company.

                                   ARTICLE XII

                                     CLAIMS


         Section 12.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate and information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such request should be submitted to Committee in writing, within sixty (60) days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than sixty (60) days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than one hundred twenty (120) days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original sixty (60) day period. The decision on review will be in writing to claimant and shall include specific reasons for the decision.


                                  ARTICLE XIII

                            MISCELLANEOUS PROVISIONS


         Section 13.1 No employee or other person shall have any claim or right to be granted an award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company.
         Section 13.2 The Plan shall at all times be entirely unfunded and no provision shall at any time be made with respect to segregating assets of the Company for payment of any benefits hereunder. No Participant or other person shall have any interest in any particular assets of the Company by reason of the right to receive a benefit under the Plan and any such Participant or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan.

         Section 13.3 Notwithstanding the provisions of Section 13.2, the Company may in its discretion make contributions to a rabbi trust for the purpose of accumulating assets to satisfy its obligations hereunder; provided, however, that upon a Change in Control, the Company will make contributions to a rabbi trust in an amount that is sufficient to pay each Plan participant or beneficiary the benefits to which Plan participants or their beneficiaries would be entitled pursuant to the terms of the Plan as of the date of the Change in Control. For purposes of this Section 13.3, the term "Change in Control" will include the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Company or the securities of the Company described in Section 1.3(b) herein. At all times the assets of the rabbi trust shall remain subject to the general creditors of the Company.
         Section 13.4 Except when otherwise required by the context, any masculine terminology in this document shall include the feminine, and any singular terminology shall include the plural.
         Section 13.5 If a Change in Control, as defined in Section 1.3(b) is intended to be accounted for under the pooling of interests accounting rules, and any provision of this Plan is determined to preclude that Change in Control from being accounted for under the pooling of interests accounting rules, the Plan may be amended to eliminate the obstacle to the use of pooling of interests rules for that Change in Control or other changes to the Plan may be made that are determined to be appropriate. No such amendment or other changes should created an obstacle to the Change of Control being accounted for under the pooling of interests accounting rules.

                                   ARTICLE XIV

                              AMENDMENT OF THE PLAN


         Section 14.1 The Board of Directors of the Company may alter or amend the Plan from time to time without obtaining the approval of the stockholders of the Company. No amendment to the Plan may alter, impair or reduce the number of Performance Bonus Units granted under the Plan prior to the effective date of such amendment or any vesting or payment provisions with respect thereto without the written consent of any affected Participant.


                                   ARTICLE XV

                         EFFECTIVENESS AND TERMS OF PLAN


         Section 15.1 The effective date of the Plan shall be May 19, 1997. The Committee may at any time terminate the Plan. Upon termination of the Plan, payments shall be made with respect to Performance Bonus Units granted prior to the date of termination.
         IN WITNESS WHEREOF, the Company has caused this Plan to be executed on this 19th day of May, 1997.

                                               TRUSTCO BANK CORP NY



                                               By: /s/ Robert A. McCormick
                                                  -------------------------

                                               Title: President
                                                     -------------------------

                                                               Exhibit 10(b)
                        PERFORMANCE BONUS UNIT AGREEMENT
                                      UNDER
                   TRUSTCO BANK CORP NY PERFORMANCE BONUS PLAN

         THIS PERFORMANCE BONUS UNIT AGREEMENT is made as of June 17, 1997, by and between TrustCo Bank Corp NY (the "Company") and
         (the "Unit Holder").

         WHEREAS, the Company's Board of Directors maintains the TrustCo
  Bank
  Corp NY Performance Bonus Plan (the "Plan"); and

         WHEREAS, under the Plan, the Unit Holder is to be granted Performance Bonus Units ("Units") under the Plan to the extent provided in this Agreement.

         NOW, THEREFORE, the Company and the Unit Holder hereby agree as follows:

          1. The Plan is incorporated into and made a part of this Agreement and the Unit Holder accepts all provisions of the Plan. To the extent that any provision of this Agreement conflicts with the Plan, the terms of the Plan shall be controlling.

          2. Subject to the terms and conditions set forth in this Agreement and the Plan, the Company grants to the Unit Holder
     Performance Bonus Units value at $      per unit.

         3. The Units are granted on the basis of the shares of stock of the Company as presently constituted. If and whenever, prior to the payment of benefits under this Agreement, the Company shall effect a subdivision or consolidation of shares, the payment of a stock dividend in stock or other increase or reduction of the number of shares of the stock outstanding, without receiving compensation therefore in money, services or property, the number of Units granted under this Agreement shall be appropriately adjusted. Such adjustment shall be made by the Committee under the Plan whose determination as to what adjustment shall be made, and the extent thereof, shall be final, binding and conclusive.

         Except as expressly provided above, the issue by the Company of shares of stock of any class, or securities convertible into or exchangeable for shares of stock of any class, shall not affect, and no adjustment shall be made to, the number of Units granted under this Agreement.

          4. Whenever the term "Unit Holder" is used in any provision of this Agreement under circumstances where the provision should logically be construed to apply to the executors, the administrators, or the person or persons to whom the Unit may be transferred, the word "Unit Holder" shall be deemed to include such person or persons.

          5. As a condition of granting the Unit, the Unit Holder agrees that nothing herein contained shall affect or restrict the right of the Company to terminate his employment at any time, with or without cause, and the Unit
  Holder and his successors and assigns agree that any dispute or disagreement which shall arise under or as a result of this Agreement shall be determined by the Committee under the Plan in its sole discretion and judgment and that any such determination and any interpretation by that Committee of the terms of this Agreement or the Plan, shall be final, binding and conclusive for all purposes.

         6. Every notice or other communication relating to this Agreement shall be in writing, and shall be mailed to or delivered to the party for whom it is intended at such address as may from time to time be designated by it in a notice mailed or delivered to the other party as herein provided; provided that, unless and until some other address be so designated, all notices or communications by the Unit Holder to the Company shall be mailed or delivered to the Company at its offices at 192 Erie Boulevard, Schenectady, NY 12305-1808. All notices or communications by the Company to the Unit Holder may be given to the Unit Holder personally or may be mailed to him at the address shown below his signature to this Agreement.

         7. Amounts paid with respect to Units granted under this Agreement are subject to the Company's collection of any taxes required to be withheld by federal, state or local governments.

         8. Neither this Agreement nor any Unit subject to this Agreement may be transferred by the Unit Holder except by will or the laws of descent and distribution. The Units under this Agreement may be exercised during the Unit Holder's lifetime only by the Unit Holder.

         9. Units granted under this Agreement will not become vested until the earlier of (i) a Change in Control, or (ii) the Participant's termination of employment with the Company for reasons other than Cause within one year prior to a Change in Control.

         10. Amounts payable under the Unit will be paid within thirty (30) days after a Change in Control, in cash or stock, at the discretion of the Company.

         11. All decisions and interpretations made by the Committee established to administer the Plan, with regard to any question arising hereunder or under the Plan shall be binding and conclusive on the Company and Unit Holder. Any capitalized terms in this Agreement shall have the same meaning as under the Plan. This Agreement shall be governed by the law of the State of New York and shall bind and inure to the benefit of the Company, its successor and assigns, and to the Unit Holder, and except as otherwise provided in this Agreement and the Plan, to his assigns and legal representative(s).

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement, all of this ____ day of _______, 199_.

  ATTEST:                                            TRUSTCO BANK CORP NY


  SECRETARY                                          PRESIDENT


         (Corporate Seal)
                                                     UNIT HOLDER




                                                      ADDRESS:

  WITNESS:

                                                                 Exhibit 10(c)
                              TRUSTCO BANK CORP NY
                        DIRECTORS PERFORMANCE BONUS PLAN


                                TABLE OF CONTENTS


                                                                      Page No.


  ARTICLE I, DEFINITIONS....................................................1
  ARTICLE II, ADMINISTRATION................................................3
  ARTICLE III, GRANTS.......................................................4
  ARTICLE IV, PERFORMANCE BONUS UNITS.......................................4
  ARTICLE V, VESTING OF PERFORMANCE BONUS UNITS.............................5
  ARTICLE VI, PAYMENT OF PERFORMANCE BONUS UNITS............................5
  ARTICLE VII, VALUATION OF PERFORMANCE BONUS UNITS.........................6
  ARTICLE VIII, CHANGES IN CAPITAL AND CORPORATE STRUCTURE..................6
  ARTICLE IX, NONTRANSFERABILITY............................................7
  ARTICLE X, WITHHOLDING....................................................7
  ARTICLE XI, VOTING AND DIVIDEND RIGHTS....................................8
  ARTICLE XII, CLAIMS.......................................................8
  ARTICLE XIII, MISCELLANEOUS PROVISIONS....................................9
  ARTICLE XIV, AMENDMENT OF THE PLAN.......................................11
  ARTICLE XV, EFFECTIVENESS AND TERMS OF PLAN..............................11

                              TRUSTCO BANK CORP NY
                        DIRECTORS PERFORMANCE BONUS PLAN


         WHEREAS, TrustCo Bank Corp NY (hereinafter referred to as the "Company") desires to provide a performance bonus to the non-employee members of its Board of Directors in the event of a change in control of the Company, which is based upon the appreciation in the value of the common stock of the Company;
         NOW, THEREFORE, effective as of May 19, 1997, the Company hereby adopts the TrustCo Bank Corp NY Directors Performance Bonus Plan which shall read as follows:


                                    ARTICLE I

                                   DEFINITIONS


         Section 1.1 "Beneficiary" means the person or persons designated by a Director in writing to receive any benefits under this Plan upon the Director's death. If a Director fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Director or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Director's revocable living trust, and, if none, the personal representative of the estate of such deceased Director.
         Section 1.2 "Change in Control" means any of the following events: (a) any individual, corporation (other than the Company), partnership, trust, association, pool, syndicate, or any other entity or any group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the

  Securities Exchange Act of 1934, of securities of the Company possessing twenty percent (20%) or more of the voting power for the election of Directors of the Company; (b) there shall be consummated any consolidation, merger or other business combination involving the Company or the securities of the Company in which holders of voting securities of the Company immediately prior to such transaction own, as a group, immediately after such transaction, voting securities of the Company (or, if the Company does not survive such transaction, voting securities of the Company surviving such transaction) having less than fifty percent (50%) of the total voting power in an election of Directors of the Company (or such other surviving corporation); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the Directors of the Company cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new Director of the Company was approved by a vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent Directors of the Company other than a removal for Cause; or (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (on a consolidated basis) to a party which is not controlled by or under common control with the Company.

         Section 1.3 "Committee" means the Stock Option Committee of the Board of Directors of the Company.
         Section 1.4 "Company" means TrustCo Bank Corp NY.
         Section 1.5 "Director" means a member of the Board of Directors of the Company who is not an employee of the Company or any of its subsidiaries.
         Section 1.6 "Performance Bonus Unit Account" or "Account" means the account established on behalf of each Director in the Plan in accordance with
  Section 4.1 herein.
         Section 1.7  "Performance  Bonus Unit" means a unit granted pursuant to
  Section 3.1 herein, the value of which is based upon the appreciation in value of the common stock of the Company.
         Section 1.8 "Plan" means the TrustCo Bank Corp NY Directors Performance Bonus Plan.


                                   ARTICLE II

                                 ADMINISTRATION


         Section 2.1 The Plan shall be administered by the Committee. The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any awards may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan. Determinations by the Committee shall be made by majority vote and shall be final and binding on all parties with respect to all matters relating to the Plan.

                                   ARTICLE III

                                     GRANTS


         Section 3.1 Performance Bonus Units shall be granted to each Director at such time or times as the Committee shall determine. The maximum number of Performance Bonus Units that may be awarded under the Plan shall not exceed an aggregate of 100,000 shares. If any Performance Bonus Unit awarded under the Plan shall be forfeited or canceled, such Performance Bonus Unit may again be awarded under the Plan. Performance Bonus Units shall be subject to such terms and conditions, in addition to the terms and conditions set forth in the Plan, as the Committee shall determine.


                                   ARTICLE IV

                             PERFORMANCE BONUS UNITS


         Section 4.1 Performance Bonus Units granted to a Director shall be credited to a Performance Bonus Unit Account established and maintained for such Director. The Account of a Director shall be the record of Performance Bonus Units granted to him under the Plan, is solely for accounting purposes and shall not require a segregation of any Company assets. Each Performance Bonus Unit shall be valued by the Committee, in the manner provided in Article VII, as of the date of grant thereof. Each grant of Performance Bonus Units under the Plan to a Director and the value of such Performance Bonus Units as of the date of grant shall be communicated by the Committee in writing to the Director within thirty (30) days after the date of grant.

                                    ARTICLE V

                       VESTING OF PERFORMANCE BONUS UNITS


         Section 5.1 Performance Bonus Units granted to a Director shall become vested upon a Change in Control.


                                   ARTICLE VI

                       PAYMENT OF PERFORMANCE BONUS UNITS


         Section 6.1 Upon a Change in Control each Director shall be entitled to receive from the Company an amount, with respect to each Performance Bonus Unit in the Director's Account, determined as follows: (i) the value (as determined by the Committee pursuant to Article VII) of each Performance Bonus Unit in the Director's Account, as of the date of the Change of Control, (ii) reduced by the value (as determined pursuant to Article VII) of such Performance Bonus Unit as of the date of grant thereof to the Director.
         Section  6.2  Payment to a Director  of the amount set forth in Section
  6.1 for Performance Bonus Units shall be made within thirty (30) days after the Change in Control, in cash or stock at the discretion of the Committee. A Director will not be entitled to receive any earnings on the value of his Performance Bonus Units with respect to the period between the date of the Change in Control and the receipt of payments under the Plan.

                                   ARTICLE VII

                      VALUATION OF PERFORMANCE BONUS UNITS

         Section 7.1 Except as provided in Section 7.2, for all purposes of the Plan, the value of a Performance Bonus Unit on a date of grant pursuant to
  Section 3.1 or upon a Change in Control pursuant to Section 6.1 will be an amount equal to the average of the high and low prices for shares of Company common stock on the applicable date, as reported on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market System or such other system as may supersede it. If the applicable date is not a trading day for NASDAQ market makers, the price on the next preceding trading day will be used to determine the value of the Performance Bonus Unit.
         Section 7.2 In the case of a Change in Control defined in Section 1.2(b) herein, the value of a Performance Bonus Unit on the date of the Change in Control will be based upon the value of the consideration received or to be received by shareholders of the Company in connection with such Change in Control.

                                  ARTICLE VIII

                   CHANGES IN CAPITAL AND CORPORATE STRUCTURE


         Section 8.1 In the event of any change in the outstanding shares of common stock of the Company by reason of an issuance of additional shares, recapitalization, reclassification, reorganization, stock split, reverse stock split, combination of shares, stock dividend or similar transaction, the Committee shall proportionately adjust, in an equitable manner, the number of

  Performance Bonus Units held by Directors under the Plan. The foregoing adjustment shall be made in a manner that will cause the relationship between the aggregate appreciation in outstanding common stock and earnings per share of the Company and the increase in value of each Performance Bonus Unit granted hereunder to remain unchanged as a result of the applicable transaction.


                                   ARTICLE IX

                               NONTRANSFERABILITY

         Section 9.1 Performance Bonus Units granted under the Plan, and any rights and privileges pertaining thereto, may not be transferred, assigned, pledged or hypothecated in any manner, by operation of law or otherwise, other than by will or by the laws of descent and distribution, and shall not be subject to execution, attachment or similar process. In the event of a Director's death, payment of any amount due under the Plan shall be made to the Director's Beneficiary.


                                    ARTICLE X

                                   WITHHOLDING

         Section 10.1 The Company shall have the right to deduct from all amounts paid pursuant to the Plan any taxes required by law to be withheld with respect to such awards.

                                   ARTICLE XI

                           VOTING AND DIVIDEND RIGHTS


         Section 11.1 Except as provided under Section 8.1, no Director shall be entitled to any voting rights, to receive any dividends, or to have his Account credited or increased as a result of any dividends or other distribution with respect to the common stock of the Company.


                                   ARTICLE XII

                                     CLAIMS


         Section 12.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate and information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such request should be submitted to Committee in writing, within sixty (60) days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than sixty (60) days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than one hundred twenty (120) days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original sixty (60) day period. The decision on review will be in writing to claimant and shall include specific reasons for the decision.


                                  ARTICLE XIII

                            MISCELLANEOUS PROVISIONS


         Section 13.1 No employee or other person shall have any claim or right to be granted an award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company.
         Section 13.2 The Plan shall at all times be entirely unfunded and no provision shall at any time be made with respect to segregating assets of the Company for payment of any benefits hereunder. No Director or other person shall have any interest in any particular assets of the Company by reason of the right to receive a benefit under the Plan and any such Director or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan.
         Section 13.3 Notwithstanding the provisions of Section 13.2, the Company may in its discretion make contributions to a rabbi trust for the purpose of accumulating assets to satisfy its obligations hereunder; provided, however, that upon a Change in Control, the Company will make contributions to a rabbi trust in an amount that is sufficient to pay each Director or beneficiary the benefits to which Directors or their beneficiaries would be entitled pursuant to the terms of the Plan as of the date of the Change in Control. For purposes of this Section 13.3, the term "Change in Control" will include the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Company or the securities of the Company described in Section 1.2(b) herein. At all times the assets of the rabbi trust shall remain subject to the general creditors of the Company.
         Section 13.4 Except when otherwise required by the context, any masculine terminology in this document shall include the feminine, and any singular terminology shall include the plural.
         Section 13.5 If a Change in Control, as defined in Section 1.2b is intended to be accounted for under the pooling of interests accounting rules, and any provision of this Plan is determined to preclude that Change in Control from being accounted for under the pooling of interests accounting rules, the Plan may be amended to eliminate the obstacle to the use of pooling of interests rules for that Change in Control or other changes to the Plan may be made that are determined to be appropriate. No such amendment or other changes should created an obstacle to the Change of Control being accounted for under the pooling of interests accounting rules.

                                   ARTICLE XIV

                              AMENDMENT OF THE PLAN


         Section 14.1 The Board of Directors of the Company may alter or amend the Plan from time to time without obtaining the approval of the stockholders of the Company. No amendment to the Plan may alter, impair or reduce the number of Performance Bonus Units granted under the Plan prior to the effective date of such amendment or any vesting or payment provisions with respect thereto without the written consent of any affected Director.


                                   ARTICLE XV

                         EFFECTIVENESS AND TERMS OF PLAN


         Section 15.1 The effective date of the Plan shall be May 19, 1997. The Committee may at any time terminate the Plan. Upon termination of the Plan, payments shall be made with respect to Performance Bonus Units granted prior to the date of termination.
         IN WITNESS WHEREOF, the Company has caused this Plan to be executed on this 19th day of May, 1997.

                                               TRUSTCO BANK CORP NY



                                               By:     /s/Robert A. McCormick
                                                       -----------------------
                                               Title:  President
                                                       ----------------

                                                                Exhibit 10(d)

                   DIRECTORS PERFORMANCE BONUS UNIT AGREEMENT
                                      UNDER
              TRUSTCO BANK CORP NY DIRECTORS PERFORMANCE BONUS PLAN

         THIS DIRECTORS PERFORMANCE BONUS UNIT AGREEMENT is made as of June 17, 1997, by and between TrustCo Bank Corp NY (the "Company") and , (the "Unit Holder").

         WHEREAS, the Company's Board of Directors maintains the TrustCo Bank Corp NY Directors Performance Bonus Plan (the "Plan"); and

         WHEREAS, under the Plan, the Unit Holder is to be granted Performance Bonus Units ("Units") under the Plan to the extent provided in this Agreement.

         NOW, THEREFORE, the Company and the Unit Holder hereby agree as follows:

         1. The plan is incorporated into and made a part of this Agreement and the Unit Holder accepts all provisions of the Plan. To the extent that any provision of this Agreement conflicts with the Plan, the terms of the Plan shall be controlling.

         2. Subject to the terms and conditions set forth in this Agreement and the Plan, the Company grants to the Unit Holder
     Performance Bonus Units valued at $     per unit.

         3. The Units are granted on the basis of the shares of stock of the Company as presently constituted. If and whenever, prior to the payment of benefits under this Agreement, the Company shall effect a subdivision or consolidation of shares, the payment of a stock dividend in stock or other increase or reduction of the number of shares of the stock outstanding, without receiving compensation therefore in money, services or property, the number of Units granted under this Agreement shall be appropriately adjusted. Such adjustment shall be made by the Committee under the Plan whose determination as to what adjustment shall be made, and the extent thereof, shall be final, binding, and conclusive.

         Except as expressly provided above, the issue by the Company of shares of stock of any class, or securities convertible into or exchangeable for shares of stock of any class, shall not affect, and no adjustment shall be made to, the number of Units granted under this Agreement.

         4. Whenever the term "Unit Holder" is used in any provision of this Agreement under circumstances where the provision should logically be construed to apply to the executors, the administrators, or the person or persons to whom the Unit may be transferred, the word "Unit Holder" shall be deemed to include such person or persons.

         5. As a condition of granting the Unit, the Unit Holder agrees that nothing herein contained shall affect or restrict the right of the Company to terminate his directorship at any time, with or without cause, and the Unit Holder and his successors and assigns agree that any dispute or disagreement which shall arise under or as a result of this Agreement shall be determined by the Committee under the Plan in its sole discretion and judgment and that any such determination and any interpretation by that Committee of the terms of this Agreement or the Plan, shall be final, binding, and conclusive for all purposes.

         6. Every notice or other communication relating to this Agreement shall be in writing, and shall be mailed to or delivered to the party for whom it is intended at such address as may from time to time be designated by it in a notice mailed or delivered to the other party as herein provided; provided that, unless and until some other address be so designated, all notices or communications by the Unit Holder to the Company shall be mailed or delivered to the Company as its offices at 192 Erie Boulevard, Schenectady, New York 12305-1808. All notices or communications by the Company to the Unit Holder may be given to the Unit Holder personally or may be mailed to him at the address shown below his signature to this Agreement.

         7. Amounts paid with respect to Units granted under this Agreement are subject to the Company's collection of any taxes required to be withheld by federal, state or local governments.

         8. Neither this Agreement nor any Unit subject to this Agreement may be transferred by the Unit Holder except by will or the laws of descent and distribution. The Units under this Agreement may be exercised only by the Unit Holder during his lifetime.

         9. Units granted under this Agreement will not become vested until the earlier of (i) a Change in Control, or (ii) the Director's termination of employment with the Company for reasons other than Cause within one year prior to a Change in Control.

         10.      Amounts payable under the Unit will be paid within thirty
  (30) days after a Change in Control in cash.

         11. All decisions and interpretations made by the Committee established to administer the Plan, with regard to any question arising hereunder or under the Plan shall be binding and conclusive on the Company and Unit Holder. Any capitalized terms in this Agreement shall have the same meaning as under the Plan. This Agreement shall be governed by the law of the State of New York and shall bind and inure to the benefit of the Company, its successors and assigns, and to the Unit Holder, and except as otherwise provided in this Agreement and the Plan, to his assigns and legal representatives).

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement, all of this 18th day of June, 1997.

  ATTEST:                                            TRUSTCO BANK CORP NY



                                                     By
  SECRETARY                                                      PRESIDENT

  (Corporate Seal)

  WITNESS:                                           UNIT HOLDER




                                                     Address:

                                                                Exhibit 10(e)

                               AMENDMENT NO. 5 TO
                          EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK, NATIONAL ASSOCIATION AND
                            TRUSTCO BANK CORP NY AND
                               ROBERT A. MCCORMICK
         WHEREAS, Trustco Bank, National Association (herein referred to as the "Company") and Trustco Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Robert A. McCormick (herein referred to as the "Executive"); and
         WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement effective as of May 1, 1997;
         NOW, THEREFORE, effective May 1, 1997, the Agreement is hereby amended in the following respect:

                                       I.

         Paragraph 2 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

             "2. Term. "The term of this Agreement shall commence on January 1, 1992 and shall continue until December 31, 1994. Beginning on January 1, 1995, and January 1 of each and every year thereafter, this Agreement shall renew, automatically, for the succeeding three year term, unless the Executive is notified by the method described in Paragraph 10 herein to the contrary ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 70 years or the then mandatory retirement age in effect at the Companies whichever shall be greater."

         IN WITNESS WHEREOF, the Company, Trustco and the Executive have caused this Amendment No. 5 to be executed this 20th day of May, 1997.

  TRUSTCO BANK, NATIONAL                             TRUSTCO BANK CORP NY
  ASSOCIATION

By:      /s/William F. Terry              By:     /s/William F. Terry
         --------------------                     --------------------

Title:   Secretary                        Title:  Secretary
         ------------                             ------------

                                                 /s/Robert A. McCormick
                                                 ------------------------
                                                 Robert A. McCormick

                                                               Exhibit 10(f)
                               AMENDMENT NO. 2 TO
                          EMPLOYMENT AGREEMENT BETWEEN
                     TRUSTCO BANK, NATIONAL ASSOCIATION AND
                            TRUSTCO BANK CORP NY AND
                                Robert T. Cushing


         WHEREAS, TrustCo Bank, National Association (herein referred to as the "Company") and TrustCo Bank Corp NY (herein referred to as "TrustCo") entered into an Employment Agreement (herein referred to as the "Agreement") with Robert T. Cushing (herein referred to as the "Executive"); and
         WHEREAS, the Company, TrustCo and the Executive desire to amend the Agreement effective as of May 1, 1997;
         NOW, THEREFORE, effective May 1, 1997, the Agreement is hereby amended in the following respect:

                                       I.

         Paragraph 2 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  "2. Term. "The term of this Agreement shall commence on June 21, 1994, and shall continue until December 31, 1994. Beginning on January 1, 1995, and on January 1 of each and every year thereafter, this Agreement shall automatically renew for an additional year on the same terms and conditions, except to the extent modified in writing, unless the Executive is notified by the method set forth in Paragraph 11 herein that Executive has been terminated ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 70 years or the then mandatory retirement age in effect, which ever shall be greater."

         IN WITNESS WHEREOF, the Company, TrustCo and the Executive have caused this Amendment No. 2 to be executed this 20th day of May, 1997.

  TRUSTCO BANK, NATIONAL                         TRUSTCO BANK CORP NY
  ASSOCIATION

  By:/s/Robert A. McCormick                      By:/s/Robert A. McCormick
     ----------------------                         ----------------------
  Title: President & CEO                         Title: President & CEO
         ------------------                             ------------------

                                                 /s/Robert T. Cushing
                                                 ---------------------
                                                 Robert T. Cushing



  Note to Exhibit 10(f)
  Nancy A. McNamara, Ralph A. Pidgeon and William F. Terry all executed a similar Amendment No. 2, similarly modifying their respective Employment Agreements.

                                                                 Exhibit 22

  Item 4.   Submission of Matters to Vote of Security Holders -- Annual Meeting

  1.     Election of Directors:
         At the annual meeting held May 19, 1997, shareholders of the Company were asked to consider the Company's nominees for directors and to elect six (6) directors, five (5) to serve for a term of three (3) years, and one* (1) to serve a one-year term. The Company's nominees for director were: Barton A. Andreoli, Nancy A. McNamara, John S. Morris, Ph.D., James H. Murphy, D.D.S., William J. Purdy, and Anthony
         J. Marinello, M.D., Ph.D. The results of shareholder voting are as follows:

       DIRECTOR       FOR            WITHHELD     ABSTAIN        NON-VOTE
       --------       ---            --------     -------        --------
       Andreoli       18,407,675     347,452       N/A              N/A
       McNamara       18,262,373     492,754       N/A              N/A
       Morris         18,425,639     329,487       N/A              N/A
       Murphy         18,237,309     517,817       N/A              N/A
       Purdy          18,438,369     316,758       N/A              N/A
       Marinello*     18,158,094     597,033

       Directors continuing in office are:Lionel O. Barthold,M. Norman Brickman, Robert A. McCormick, Richard J. Murray, Jr., Kenneth C. Petersen,William
       D. Powers, and William F. Terry.

  2. Shareholders were asked to consider a proposal to amend the Amended and Restated Certificate of Incorporation to adjust the minimum and maximum number of directors. The results of the shareholder voting are as follows:

       FOR            AGAINST   ABSTAIN      WITHHELD              NON-VOTE
       17, 710,507    940,545   104,074        N/A                   N/A

  3. Shareholders of the Company were also asked to consider a proposal to ratify the selection by TrustCo's Board of Directors of KPMG Peat Marwick LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1997. The results of shareholder voting are as follows:

       FOR            AGAINST    ABSTAIN     WITHHELD              NON-VOTE
       18,582,867     54,648     117,612       N/A                   N/A