Form 10-Q
period 1997-09-30
TRUSTCO BANK CORP N Y
filed 1997-11-10
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
------------------------------------------------------------------------------

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                               September 30, 1997

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

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Number of Shares Outstanding
      Class of Common Stock                        as of October 31, 1997
     ---------------------------                  ---------------------
           $1 Par Value                                  23,422,929

 -----------------------------------------------------------------------------

                              TrustCo Bank Corp NY

                                      INDEX



Part I.       FINANCIAL INFORMATION                               PAGE NO.

Item 1.      Interim Financial Statements (Unaudited):                  1
             Consolidated Statements of Income for the Three Months and Nine Months Ended
             September 30, 1997 and 1996

             Consolidated Statements of Financial Condition             2
             as of September 30, 1997 and December 31,
             1996

             Consolidated Statements of Cash Flows for the              3 - 4
             Nine Months Ended September 30, 1997 and
             1996

             Notes to Consolidated Interim Financial                    5 - 6
             Statements

             Independent Auditors' Report                               7

Item 2.      Management's Discussion and Analysis                       8 - 17


Part II.     OTHER INFORMATION
Item 1.      Legal Proceedings -- None
Item 2.      Changes in Securities -- None
Item 3.      Defaults Upon Senior Securities --None
Item 4.      Submissions of Matters to Vote of Security
                    Holders -- None
Item 5.      Other Information -- None

  Item 6.        Exhibits and Reports on Form 8-K

  (a)     Exhibits

  Reg S-K (Item 601)
  Exhibit No.       Description                                        Page No.
  ---------       --------------------------------                     --------
  10(a)           Amendment No. 1 to Restatement of Trustco               20
                  Bank Executive Officer Incentive Plan dated
                  October 21, 1997 is filed herewith


  (b)   Reports on Form 8-K
  Filing of Form 8-K on August 19, 1997, of press release announcing quarterly dividend, payable October 1, 1997, and the issuance of a 15% stock split to be distributed November 14, 1997, incorporated herein by reference.

  Filing of Form 8-K on October 22, 1997, of two press releases detailing third quarter 1997 results, incorporated herein by reference.


                                                    TRUSTCO BANK CORP NY
                                           Consolidated Statements of Income (Unaudited)
                                                    (Dollars in Thousands)

                                                                  3 Months Ended                     9 Months Ended
                                                                     Sept 30                             Sept 30
                                                                 1997        1996                   1997         1996
   Interest income:
    Interest and fees on loans                                $ 27,541       26,642                 81,441       80,315
    Interest on U. S. Treasuries and agencies                    6,685        6,840                 21,710       23,990
    Interest on states and political
     subdivisions                                                1,482        1,117                  4,096        3,000
    Interest on mortgage-backed securities                       3,141          595                  6,919        3,029
    Other                                                          437          498                  1,301        1,675
    Interest on federal funds sold                               4,360        5,898                 12,937       12,911
                                                       ----------------  -----------       ----------------  -----------

       Total interest income                                    43,646       41,590                128,404      124,920
                                                       ----------------  -----------       ----------------  -----------

   Interest expense:
    Interest on deposits:
     Interest-bearing checking                                     910          908                  2,694        2,701
     Savings                                                     5,734        5,845                 16,985       17,278
     Money market deposit accounts                                 433          523                  1,310        1,535
     Certificates of deposit of $100,000 or more                 1,531        1,216                  4,268        3,711
     Other time                                                 11,997       10,887                 34,923       32,991
    Interest on short-term borrowings                            1,429        1,406                  4,119        3,236
                                                       ----------------  -----------       ----------------  -----------

      Total interest expense                                    22,034       20,785                 64,299       61,452
                                                       ----------------  -----------       ----------------  -----------

      Net interest income                                       21,612       20,805                 64,105       63,468
   Provision for loan losses                                     1,345          943                  3,740        4,907
                                                       ----------------  -----------       ----------------  -----------

      Net interest income after provision
       for loan losses                                          20,267       19,862                 60,365       58,561
                                                       ----------------  -----------       ----------------  -----------

   Noninterest income:
    Trust department income                                      1,657        1,391                  4,927        4,179
    Fees for other services to customers                         1,970        1,707                  5,652        5,162
    Net loss on securities available for sale                      (19)      (1,291)                  (809)      (4,342)
    Other                                                          718          602                  1,901        1,562
                                                       ----------------  -----------       ----------------  -----------

     Total noninterest income                                    4,326        2,409                 11,671        6,561
                                                       ----------------  -----------       ----------------  -----------

   Noninterest expenses:
    Salaries and employee benefits                               5,669        5,333                 17,166       15,951
    Net occupancy expense                                        1,530          970                  3,832        3,200
    Equipment expense                                              881          780                  2,932        2,439
    FDIC insurance expense                                          62          ---                    185            2
    Professional services                                          675        1,053                  2,743        2,716
    Other real estate expenses                                       9           69                    304          434
    Other                                                        2,285        2,043                  6,740        6,627
                                                       ----------------  -----------       ----------------  -----------

     Total noninterest expenses                                 11,111       10,248                 33,902       31,369
                                                       ----------------  -----------       ----------------  -----------

      Income before taxes                                       13,482       12,023                 38,134       33,753
   Applicable income taxes                                       4,999        4,556                 14,205       12,688
                                                       ----------------  -----------       ----------------  -----------

       Net income                                             $  8,483        7,467                 23,929       21,065
                                                       ================  ===========       ================  ===========


*  Earnings per Common Share:

       Net income                                             $   0.35         0.31                   0.98         0.87
                                                       ================  ===========       ================  ===========


* Average equivalent shares outstanding (000s omitted)          24,576       24,179                 24,437       24,113
                                                       ================  ===========       ================  ===========

* Share data has been adjusted for the 15% stock split declared August, 1997.


   See accompanying notes to consolidated interim financial statements.



                                                TRUSTCO BANK CORP NY
                                    Consolidated Statements of Financial Condition
                                               (Dollars in Thousands)


                                                              09/30/97                 12/31/96
                                                             (Unaudited)
  ASSETS:

 Cash and due from banks                               $             40,807                   45,779

 Federal funds sold                                                 316,000                  310,000
                                                          ------------------       ------------------

   Total cash and cash equivalents                                  356,807                  355,779

 Securities available for sale:
  U. S. Treasuries and agencies                                     319,046                  406,933
  States and political subdivisions                                 113,082                   96,918
  Mortgage-backed securities                                        191,821                   76,493
  Other                                                              41,336                   38,326
                                                          ------------------       ------------------

   Total securities available for sale                              665,285                  618,670
                                                          ------------------       ------------------

 Loans:
  Commercial                                                        197,587                  223,116
  Residential mortgage loans                                        876,543                  803,128
  Home equity line of credit                                        175,688                  183,832
  Installment loans                                                  30,344                   33,259
                                                          ------------------       ------------------

   Total loans                                                    1,280,162                1,243,335
                                                          ------------------       ------------------
 Less:
  Allowance for loan losses                                          52,684                   51,561
  Unearned income                                                     1,340                    1,453
                                                          ------------------       ------------------

  Net loans                                                       1,226,138                1,190,321

 Bank premises and equipment                                         22,564                   23,098
 Real estate owned                                                   10,073                    6,518
 Other assets                                                        63,632                   67,394
                                                          ------------------       ------------------

    Total assets                                       $          2,344,499                2,261,780
                                                          ==================       ==================

  LIABILITIES:

 Deposits:
  Demand                                               $            128,710                  123,553
  Interest-bearing checking                                         230,722                  236,264
  Savings accounts                                                  654,586                  661,915
  Money market deposit accounts                                      58,016                   61,131
  Certificates of deposit (in denominations of
  $100,000 or more)                                                 107,857                   89,793
  Other time                                                        819,357                  780,490
                                                          ------------------       ------------------

   Total deposits                                                 1,999,248                1,953,146

 Short-term borrowings                                              129,198                  111,662
 Accrued expenses and other liabilities                              40,691                   34,572
                                                          ------------------       ------------------

   Total liabilities                                              2,169,137                2,099,380
                                                          ------------------       ------------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1;50,000,000 shares authorized
   September 30, 1997 and December 31, 1996,
   and 21,027,889 and 20,959,376 shares issued
   September 30, 1997 and December 31, 1996, respectively            21,028                   20,959
 Surplus                                                            114,950                  114,228
 Undivided profits                                                   30,326                   23,221
 Net unrealized gain on securities available for sale                12,442                    5,239
 Treasury stock at cost - 658,180 and 571,142 shares at
   September 30, 1997 and December 31, 1996, respectively            (3,384)                  (1,247)
                                                          ------------------      -------------------

   Total shareholders' equity                                       175,362                  162,400
                                                          ------------------      -------------------

   Total liabilities and shareholders' equity                 $   2,344,499                2,261,780
                                                          ==================      ===================

 See accompanying notes to consolidated interim financial statements.

                                                                                                       - 2 -


                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (Dollars in Thousands)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                                1997                               1996
                                                                            --------                           --------
Cash flows from operating activities:
Net income...............................................                    23,929                             21,065
                                                                            --------                           --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                     2,529                              2,269
  Provision for loan losses................................                   3,740                              4,907
  Loss on sale of securities available for sale..................               973                              7,546
  Gain on sale of securities available for sale..................              (164)                            (3,204)
  Increase in taxes receivable...........................                    (1,714)                            (6,393)
  Increase in interest receivable...........................                   (745)                              (271)
  Decrease in interest payable...........................                       (23)                               (51)
  Decrease in other assets...................................                 3,852                                787
  Increase in accrued expenses...........................                     6,140                              3,836
                                                                            --------                           --------
    Total adjustments                                                        14,588                              9,426
                                                                            --------                           --------
Net cash provided by operating activities................                    38,517                             30,491
                                                                            --------                           --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale..........            106,908                            365,606
  Purchase of securities available for sale...................             (291,691)                          (396,924)
  Proceeds from maturities and calls
   of securities avail for sale.............................                149,470                             91,022
  Net increase in loans..................................                   (48,654)                            (8,210)
  Proceeds from sales of real estate owned...............                     3,003                              3,806
  Capital expenditures...................................                    (1,995)                              (882)
                                                                            --------                           --------
    Net cash provided by/(used in) investing activities................     (82,959)                            54,418
                                                                            --------                           --------
Cash flows from financing activities:

  Net increase in deposits...............................                    46,102                              1,080
  Increase in short-term borrowing........................                   17,536                             68,307
  Proceeds from issuance of common stock.................                       786                                930
  Proceeds from sale of treasury stock...................                     2,081                                ---
  Purchase of treasury stock.............................                    (4,213)                              (156)
  Dividends paid.........................................                   (16,822)                           (14,574)
                                                                            --------                           --------
    Net cash provided by financing activities................                45,470                             55,587
                                                                            --------                           --------
Net increase in cash and cash equivalents................                     1,028                            140,496

Cash and cash equivalents at beginning of period............                355,779                            289,889
                                                                            --------                           --------
Cash and cash equivalents at end of period..............$                   356,807                            430,385
                                                                            ========                           ========

See accompanying notes to consolidated interim financial statements.       (Continued)


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (Dollars in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                                    1997                               1996
                                                                                 --------                           --------

  Interest paid..........................................                          64,322                             61,503
  Income taxes paid......................................                          15,919                             18,914
  Transfer of loans to real estate owned.................                           9,097                              7,203
  Increase in dividends payable..........................                               2                                 24
  Change in unrealized (gain)/loss on securities
   available for sale-gross..............................                         (12,111)                            16,499
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................                           4,908                             (6,811)











See accompanying notes to consolidated interim financial statements.

  TrustCo Bank Corp NY
  Notes to Consolidated Interim Financial Statements
  (Unaudited)

  1.    Financial Statement Presentation
  In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1996 Annual Report to Shareholders on Form 10-K.

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

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ( Statement 130) , which establishes standards for reporting and display of comprehensive income. Statement 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 consolidated financial statements.

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

  INDEPENDENT AUDITORS' REPORT

  The Board of Directors and Shareholders
  TrustCo Bank Corp NY:

  We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 1997, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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




  /s/KPMG Peat Marwick LLP
  ------------------------------
  KPMG Peat Marwick LLP

  Albany, New York
  October 10, 1997

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                               September 30, 1997

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or " Company") during the three month and nine month periods ended September 30, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1996 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split declared in August 1997.

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

  Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 1997 and 1996.

  Overview
  TrustCo recorded net income of $8.5 million, or $0.35 per share for the three month period ended September 30, 1997, as compared to net income of $7.5 million and per share earnings of $0.31 for the same time period in 1996. For the nine months ended September 30, 1997, TrustCo recorded net income of $23.9 million or $0.98 per share compared to $21.1 million and $0.87 per share in the comparable period in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  The primary  factors  accounting  for the year to date  increase in net income are:
         _
        |_| A 3% increase in average earning assets to $2.19 billion, |_| A 9% increase in the average balance of noninterest bearing sources
         _  of  funds,
        |_| Reduction in the provision for loan losses by $1.2 million, and |_| An increase in noninterest income of $1.6 million
            (excluding net losses on securities transactions).

  These positive factors affecting net income were offset by the following:
         _
        |_| A 4 basis point decrease in the net interest margin to 4.04%, |_| A $2.5 million increase in noninterest expenses and |_| A $1.5 million increase in income tax expense.

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

  Earning Assets
  The average balance of earning assets increased by $65.1 million to $2.23 billion during the third quarter of 1997 compared to 1996. The average yield on earning assets was 7.97% in 1997 and 7.80% in 1996. For the nine months ended September 30, 1997, earning assets increased by $57.3 million to $2.19 billion. Included in the tables " Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1997 and 1996.

  Loans
  Total loans increased from $1.22 billion for the third quarter of 1996 to $1.27 billion for 1997, which is a increase of $43.8 million. The average yield on the loan portfolio was 8.74% in 1996 and 8.71% in 1997. Total interest income increased to $27.6 million for the third quarter 1997 as compared to $26.7 million for the same period in 1996.

  For the nine months ended September 30, 1997, the average balance in the loan portfolio was $1.25 billion, an increase of $25.2 million over the balance of $1.23 billion for the comparable period in 1996. The average yield on the loan portfolio decreased by 6 basis points to 8.71% in 1997 compared to 8.77% in 1996. Total interest income increased to $81.7 million for the nine months of 1997 as compared to $80.6 million for the same period in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  Virtually all of the increase during the third quarter and year to date 1997 was concentrated in the residential mortgage loan portfolio. For the quarter, the average balance of residential mortgage loans was $860.1 million during 1997 versus $786.5 million in 1996. The average yield on the residential loan portfolio was 8.24% in 1997 down 4 basis points from the average yield of 8.28% in 1996. The increase in the average balance outstanding more than offset the reduction in the yield thereby producing an increase of $1.4 million in interest income on the residential loan portfolio to $17.7 million in 1997. Similar changes were noted in the year to date September 30 balances with total residential loans increasing by $54.1 million to $833.1 million in 1997. The average yield for the nine month periods were 8.25% in 1997 and 8.31% in 1996. As with the third quarter, the increase in the average balance of residential loans outstanding more than offset the decrease in the average yield, thereby producing an increase in interest income of $3.0 million.

  TrustCo aggressively markets the residential mortgage loan product and has distinguished itself as a market leader for this product. The marketing focuses on the low closing cost, quick decision making and the company's local presence in helping to distinguish TrustCo from other residential mortgage loan originators.

  Commercial loans decreased by $18.9 million during the quarter from $219.6 million for the third quarter of 1996 to $200.7 million for the comparable period in 1997. The average yield on the commercial loan portfolio increased during the quarter by 11 basis points from 9.42% in 1996 to 9.53% in 1997. Total interest income decreased by approximately $400 thousand. The same trends noted for the quarter were also noted for the year to date balance.

  Home equity credit lines decreased $8.9 million during the quarter from $185.3 million in 1996 to $176.3 million in 1997. The average yield increased 25 basis points to 9.42% in 1997 from 9.17% in 1996. The decrease in the average balance of outstanding loans was almost completely offset by the increase in the average yields, thereby producing $4.2 million in interest income on the home equity loan portfolio in 1997. The same trends noted during the quarter were also noted for the nine month periods.

  TrustCo is a retail oriented institution, and as such, stresses the importance of consumer oriented products such as residential mortgage loans, home equity loans, and home equity lines of credit. Each of these areas is an important contributor to profitability at TrustCo, and is the focus of continued marketing and product development. The third quarter and year to date results reflect this focus and also highlight the competitive environment TrustCo operates in with respect to new loan originations. TrustCo competes with numerous national, regional and locally based financial institutions for new loan and deposit business. Recently, other financial institutions have made changes to their loan underwriting standards in an effort to maintain or increase loan originations. TrustCo has decided not to pursue this strategy, but instead to focus on its strengths which are: local decision making, loan pricing, speed of

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  closing and low closing costs. This focus has been immensely successful, especially in the residential loan market.

  Securities Available for Sale
  The average balance of securities available for sale during the third quarter was $653.0 million for 1997 and $500.9 in 1996. The yield on this portfolio was 2 basis points less in 1997 at 7.66% compared to 7.68% in 1996. Interest income on securities available for sale was $12.5 million in 1997 compared to $9.6 million in 1996. During the third quarter the average balance of mortgage backed securities increased by $139.4 million and municipal securities increased by $25.3 million.

  For the nine month period the average balance of securities available for sale increased from $586.7 million in 1996 to $626.7 million in 1997. The average yield increased 11 basis points to 7.69% in 1997 from 7.58% in 1996. Interest income on securities available for sale increased to $36.1 million from $33.3 million in 1996. Similar trends occurred during the nine month period as was noted previously for the third quarter.

  Federal Funds Sold
  During the third quarter the average balance of federal funds sold decreased to $308.6 million from $439.4 million in 1996. The average yield during the quarter was 5.61% in 1997 and 5.34% in 1996. The increased yield reflects the changes made during 1996 and 1997 in the target federal funds rate as established by the Federal Reserve Bank. Interest income on federal funds sold was $4.4 million in 1997 and $5.9 million in 1996.

  For the nine month  period,  the average  balance of federal  funds sold was $
  313.9 million for 1997 as compared to $321.8 million for 1996. The average yield was 5.51% in 1997 and 5.36% in 1996.

  TrustCo maintains a significant amount of liquidity in the form of federal funds sold. Management made that decision in light of interest rates available in the market place for alternative loan and securities products. When deemed appropriate by management, the excess federal funds sold will be used to fund loan growth, securities or deposit activities.

  Funding Opportunities
  TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking, and time deposit accounts. Also, TrustCo has a Short-Term Investment Account which is available exclusively to customers of the Trust Department.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  During the third quarter the average balance of deposit accounts increased to $2.0 billion in 1997 compared to $1.9 billion in 1996, an increase of approximately 3%. The yield on interest bearing deposit accounts increased to 4.36% for 1997 compared to 4.22% in 1996. This in turn had the effect of increasing interest expense on deposit accounts to $ 20.6 million in 1997 from $19.4 million in 1996. Within the category of interest bearing deposit accounts, certificates of deposits increased by 8.8% to $918.3 million for the third quarter of 1997. During the third quarter demand deposit balances increased to $123.6 million, an increase of 6% over the third quarter of 1996.

  The average balance of the Short-Term investment account increased slightly during the third quarter of 1997 to $118.1 million. The yield on this account increased to 4.80% from 4.75% in 1996.

  For the nine months of 1997 the average balance of deposit accounts increased to $1.97 billion, an increase of $34.7 million, as compared to the comparable period in 1996. Interest bearing deposits increased to $1.85 billion from $1.83 billion in 1996. The yield on interest bearing deposits increased to 4.34% in 1997 as compared to 4.25% in 1996. Demand deposits increased to $118.4 million during 1997 compared to $110.2 million in 1996.

  The average balance of the Short-Term investment account increased to $115.9 million for the nine month period ended September 30, 1997 compared to $92.9 million for the comparable period in 1996. The yield on this account increased to 4.75%, up 10 basis points over the 4.65% yield in 1996.

  Growth in deposit balances resulted from successful marketing and advertising campaigns undertaken in 1997. In addition, new branches opened since 1995 continue to attract new customer accounts. TrustCo is successful in attracting depositors as a result of the yields on deposit accounts, the high quality of customer service and the convenience of 51 full service branch locations. TrustCo attracts customers most interested in traditional banking products and a branch delivery mechanism.

  Net Interest Income
  Taxable equivalent net interest income increased to $22.4 million for the third quarter 1997 compared to $21.5 million in 1996. The net interest spread during the third quarter was 3.58% in 1997 compared to 3.55% in 1996, and the net interest margin increased from 3.98% in 1996 to 4.05% in 1997.

  For the nine month period, taxable equivalent net interest income increased to $66.5 million in 1997 compared to $65.4 million in 1996. Net interest spread decreased 6 basis points to 3.60% in 1997 compared to 3.66% in 1996. Net interest margin decreased slightly to 4.04% in 1997 from 4.08% for the nine months of 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  Nonperforming Assets
  Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

  Impaired loans are defined as those commercial and commercial real estate loans on a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans, and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of September 30, 1997.

  Nonperforming Loans: Total nonperforming loans were $10.5 million at September 30, 1997 down approximately $800 thousand from September 30, 1996. Nonaccrual loans were $6.0 million at September 30, 1997 compared to $8.4 million for the same time period in 1996. Loans past due 90 days and still accruing interest were $960 thousand at September 30, 1997 and $730 thousand in 1996.
  Restructured loans were $3.5 million at September 30, 1997 and $2.2 million for the same time period in 1996.

  Total commercial and commercial real estate impaired loans were $140 thousand at September 30, 1997, and together with the newly restructured retail loans of $4.0 million, represent the Company's impaired loans at September 30, 1997. The average balance of impaired loans during 1997 was $6.6 million. The Company recognized approximately $300 thousand of interest income on these impaired loans through September 30, 1997.

  Real estate owned: Total real estate owned increased to $10.1 million at September 30, 1997 from $6.6 million at September 30, 1996. The increase between September 30, 1996 and 1997 is due to the acquisition of two commercial real estate properties during 1997 and the increase in residential real estate properties by $720 thousand. The increase in residential real estate foreclosures is an indication of the economic stress that the Upstate New York area is suffering as a result of corporate downsizing, relocating of state employees and the overall lack of growth in the area.

  Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected future conditions.

  At September 30, 1997 the allowance for loan losses was $52.7 million, which was an increase of $1.8 million from the balance at September 30, 1996. The allowance represents 4.12% of the loan portfolio at September 30, 1997 , down slightly from 4.16% in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


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

  Noninterest Income
  Total noninterest income for the third quarter of 1997 was $4.3 million compared to $2.4 million for the same time period in 1996. Without the effects of securities transactions the third quarter noninterest income would have been $4.3 million in 1997 compared to $3.7 million in 1996. The increase in noninterest income is a result of increases in Trust department income and service fees to customers.

  For the nine  months of 1997,  total  noninterest  income  was  $11.7  million
  compared  to  $6.6  million  in  1996.   Without  the  effects  of  securities
  transactions the year to date 1997 noninterest income would have been $12.5 million compared to $10.9 million in 1996. As with the third quarter balances, the increase for the nine months of 1997 over 1996 is due to increases in Trust Department income and service fees to customers.

  Noninterest Expense
  Total noninterest expense for the third quarter was $11.1 million in 1997 and $10.3 million in 1996. The increase in noninterest expense is due to increased cost for salaries and benefits of $340 thousand, occupancy expense of $560 thousand, offset by a reduction in professional fees of $380 thousand. The increased salary expense and occupancy expense is the result of the new branch locations opened in 1996 and 1997.

  For the nine months of 1997, total noninterest expense was $33.9 million compared to $31.4 million in 1996. As with the third quarter results, the nine months of 1997 saw additional expenses in the areas of salaries and benefits, occupancy and equipment expense as a result of new branch facilities.

  Income Taxes
  In the third quarter of 1997 and 1996, TrustCo recognized income tax expense of $5.0 million and $4.6 million respectively. This resulted in an effective tax rate of 37.1% in 1997 and 37.9% in 1996. For the nine months of 1997 total tax expense was $14.2 million compared to $12.7 million in 1996.

  TrustCo Bank Corp NY
  Management's Discussion and Analysis -- continued
  September 30, 1997


  Capital Resources
  Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

  Total shareholders' equity at September 30, 1997 was $175.4 million, an increase of $17.7 million from the September 30, 1996 balance of $157.7 million. The change in shareholders' equity between 1996 and 1997 reflects the net income retained by TrustCo, and $9.8 million of additional unrealized gains on the securities available for sale portfolio. Excluding the effect of this market value adjustment on securities available for sale, total shareholders' equity would have been $162.9 million at September 30,1997 and $155.0 million at September 30, 1996.

  TrustCo declared dividends of $0.72 per share during the first nine months of 1997, compared to $0.62 in 1996. These resulted in a dividend payout ratio of 70.3% in 1997 and 69.3% in 1996. The Company achieved the following capital ratios as of September 30, 1997 and 1996:

                                     September 30,           Minimum Regulatory
                                  1997        1996                Guidelines
                                  ----        ----                ----------
  Tier 1 risk adjusted
           capital                13.52%     12.96%                     4%

  Total risk adjusted
           capital                14.81%     14.25%                     8%


  In addition, at September 30, 1997 and 1996, consolidated equity to asset ratio (excluding the mark to market adjustment on securities available for sale) was 6.99% and 6.91%, respectively.


                                                                       TrustCo Bank Corp NY
                                                                Management's Discussion and Analysis
                                                                     STATISTICAL DISCLOSURE

                                                 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                                          INTEREST RATES AND INTEREST DIFFERENTIAL

                                          The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
                                       Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                       Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $9.9 million in 1997 and $1.8 million in 1996.
                                       The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                                 Third Quarter                   Third Quarter
                                                      1997                            1996
                                              ------------------------     -------------------------   ---------------------------
                                           Average             Average     Average            Average  Change in Variance Variance
(dollars in thousands)                     Balance  Interest    Rate       Balance  Interest    Rate   Interest   Balance   Rate
                                                                                                       Income/     Change  Change
               Assets                                                                                  Expense
Commercial loans..................... $    200,658     4,791    9.53%   $  219,552  $  5,176    9.42%    (385)     (777)      392
Residential mortgage loans............     860,082    17,708    8.24%      786,472    16,275    8.28%   1,433     1,985      (552)
Home equity lines of credit ..........     176,315     4,185    9.42%      185,251     4,272    9.17%     (87)     (637)      550
Installment loans.....................      29,324       940   12.72%       31,316     1,020   12.95%     (80)      (62)      (18)
                                          --------    ------             ---------    ------             -----    -----     -----
Loans, net of unearned income.........   1,266,379    27,624    8.71%    1,222,591    26,743    8.74%     881       509       372

Securities available for sale:
 U.S. Treasuries and agencies.........     344,801     6,705    7.78%      350,188     6,874    7.85%    (169)     (105)      (64)
 Mortgage-backed securities...........     168,422     3,141    7.46%       29,007       595    8.21%   2,546     2,925      (379)
 States and political subdivisions....     107,313     2,178    8.12%       81,980     1,632    7.96%     546       514        32
 Other ...............................      32,443       477    5.87%       39,767       522    5.24%     (45)     (329)      284
                                          --------    ------             ---------    ------             -----    -----     -----
   Total securities available for sale     652,979    12,501    7.66%      500,942     9,623    7.68%   2,878     3,005      (127)

Federal funds sold....................     308,609     4,360    5.61%      439,380     5,898    5.34%  (1,538)   (3,314)    1,776
                                          --------    ------             ---------    ------            ------    -----     -----
  Total Interest earning assets.......   2,227,967    44,485    7.97%    2,162,913    42,264    7.80%   2,221       200     2,021
Allowance for loan losses.............     (53,201)   ------               (51,140)   ------            ------    -----     -----
Cash and non-interest earning assets..     148,777                         133,476
                                          --------                       ---------
  Total assets........................   2,323,543                      $2,245,249
                                          ========                       =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking..........$    234,323       910    1.54%      234,845       908    1.54%       2         2        --
   Money market accounts..............      58,574       433    2.93%       71,118       523    2.92%     (90)      (99)        9
 Savings..............................     662,540     5,734    3.43%      677,234     5,845    3.43%    (111)     (111)       --
 CD's over $100 thousand..............     103,427     1,531    5.87%       84,773     1,216    5.71%     315       278        37
 Other time deposits..................     814,891    11,997    5.84%      759,171    10,887    5.71%   1,110       839       271
                                          --------    ------              --------    ------            -----     -----     -----
  Total time deposits.................   1,873,755    20,605    4.36%    1,827,141    19,379    4.22%   1,226       909       317
Short-term borrowings.................     118,125     1,429    4.80%      117,769     1,406    4.75%      23         5        18
                                          --------    ------              --------    ------            -----     -----     -----
  Total interest-bearing liabilities..   1,991,880    22,034    4.39%    1,944,910    20,785    4.25%   1,249       914       335
Demand deposits.......................     123,585    ------               116,275    ------            -----     -----     -----
Other liabilities.....................      38,237                          30,791
Shareholders' equity..................     169,841                         153,273
                                          --------                        --------
  Total liab. & shareholders' equity..$  2,323,543                      $2,245,249
                                          ========                        ========
Net interest income...................                22,451                          21,479              972      (714)    1,686
                                                      ------                          ------            -----     -----     -----
Net interest spread...................                          3.58%                           3.55%

Net interest margin (net interest
 income to total interest earning
   assets)............................                          4.05%                           3.98%

Tax equivalent adjustment                                839                             674
                                                      ------                          ------
   Net interest income per book.......                21,612                        $ 20,805
                                                      ======                          ======




                                           TrustCo Bank Corp NY
                                      Management's Discussion and Analysis
                                        STATISTICAL DISCLOSURE

                      I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                         INTEREST RATES AND INTEREST DIFFERENTIAL

               The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
            Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
            Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
            urities available for sale is calculated using amortized costs for these securities.
            Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $6.5 million in 1997 and $5.2 million in 1996.
            The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                                 Nine Months                   Nine Months
                                                    1997                           1996
                                      ------------------------------    --------------------------
                                        Average              Average    Average             Average   Change in  Variance Variance
(dollars in thousands)                  Balance   Interest    Rate      Balance    Interest   Rate     Interest   Balance    Rate
                                                                                                      Income/    Change    Change
               Assets                                                                                 Expense
Commercial loans.....................$  207,863   $ 14,709     9.44%   $  226,399  $15,900     9.37%    (1,191)   (1,390)     199
Residential mortgage loans...........   833,117     51,554     8.25%      779,004   48,563     8.31%     2,991     3,567     (576)
Home equity lines of credit .........   179,979     12,551     9.32%      188,478   13,014     9.22%      (463)     (664)     201
Installment loans....................    29,921      2,890    12.90%       31,834    3,150    13.22%      (260)     (186)     (74)
                                      ---------    -------              ---------  -------               -----     -----    -----
Loans, net of unearned income........ 1,250,880     81,704     8.71%    1,225,715   80,627     8.77%     1,077     1,327     (250)

Securities available for sale:
 U.S. Treasuries and agencies........   372,161     21,771     7.80%      418,007   24,153     7.70%    (2,382)   (2,858)     476
 Mortgage-backed securities..........   121,856      6,919     7.57%       53,227    3,029     7.59%     3,890     3,901      (11)
 States and political subdivisions...    99,111      6,021     8.10%       74,698    4,383     7.82%     1,638     1,479      159
 Other ..............................    33,543      1,416     5.63%       40,719    1,765     5.78%      (349)     (304)     (45)
                                      ---------    -------              ---------  -------               -----     -----    -----
  Total securities available for sale   626,671     36,127     7.69%      586,651   33,330     7.58%     2,797     2,218      579

Federal funds sold...................   313,850     12,937     5.51%      321,781   12,911     5.36%        26      (435)     461
                                      ---------    -------              ---------  -------               -----     -----    -----
  Total Interest earning assets...... 2,191,401    130,768     7.96%    2,134,147  126,868     7.93%     3,900     3,110      790
Allowance for loan losses............  (52,940)    -------                (50,956) -------               -----     -----    -----
Cash and non-interest earning assets.   150,638                           131,098
                                      ---------                         ---------
  Total assets.......................$2,289,099                        $2,214,289
                                      =========                         =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking.........$  234,058      2,694     1.54%   $  234,160  $ 2,701     1.54%        (7)       (7)     ---
   Money market accounts.............    59,768      1,310     2.93%       70,354    1,535     2.91%      (225)     (238)      13
 Savings.............................   661,217     16,985     3.43%      668,662   17,278     3.45%      (293)     (202)     (91)
 CD's over $100 thousand.............    98,524      4,268     5.79%       86,755    3,711     5.71%       557       506       51
 Other time deposits.................   800,792     34,923     5.83%      767,916   32,991     5.74%     1,932     1,405      527
                                      ---------    -------              ---------  -------               -----     -----    -----
  Total time deposits................ 1,854,359     60,180     4.34%    1,827,847   58,216     4.25%     1,964     1,464      500
Short-term borrowings................   115,887      4,119     4.75%       92,891    3,236     4.65%       883       813       70
                                      ---------    -------              ---------  -------               -----     -----    -----
  Total interest-bearing liabilities. 1,970,246     64,299     4.36%    1,920,738   61,452     4.27%     2,847     2,277      570
Demand deposits......................   118,413    -------                110,242  -------               -----     -----    -----
Other liabilities....................    35,471                            28,954
Shareholders' equity.................   164,969                           154,355
                                      ---------                         ---------
  Total liab. & shareholders' equity.$2,289,099                        $2,214,289
                                      =========                         =========
Net interest income..................               66,469                          65,416               1,053       833      220
                                                   -------                         -------               -----     -----    -----
Net interest spread..................                          3.60%                           3.66%

Net interest margin (net interest
 income to total interest earning
   assets)...........................                          4.04%                           4.08%

Tax equivalent adjustment                            2,364                           1,948
                                                   -------                          ------
   Net interest income per book......             $ 64,105                         $63,468
                                                   =======                         =======

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                    TrustCo Bank Corp NY


  Date: November 10, 1997            By:      /s/Robert A. McCormick
                                     --------------------------------
                                     Robert A. McCormick
                                     President and
                                     Chief Executive Officer


  Date: November 10, 1997            By:      /s/Robert T. Cushing
                                     ---------------------------------
                                     Robert T. Cushing
                                     Vice President and Chief
                                     Financial Officer

                                 Exhibits Index

-----------------------------------------------------------------------------


  Reg S-K
  Exhibit No.    Description                                       Page No.
  -------------- ------------------------------------------------  ----------

  10(a)          Amendment No. 1 to Restatement of Trustco             20
                 Bank Executive Officer Incentive Plan dated
                 October 21, 1997

                               AMENDMENT NO. 1 TO
                                 RESTATEMENT OF
                  TRUSTCO BANK EXECUTIVE OFFICER INCENTIVE PLAN


        WHEREAS, Trustco Bank, National Association (herein referred to as the "Corporation") maintains the Trustco Bank Executive Officer Incentive Plan (herein referred to as the "Plan"); and
        WHEREAS, the Corporation desires to amend the Plan; NOW, THEREFORE, the Plan is hereby amended effective October 21, 1997, as follows:
                                       I.
        Section 1.3 of the Plan is deleted in its entirety and the following is substituted in lieu thereof:
            "Section 1.3. "Board of Directors" means the Board of Directors of TrustCo Bank Corp NY."
                                       II.
        In Section 1.5, Section 1.11 and Section 1.18, the phrase "the Corporation" is changed to "TrustCo Bank Corp NY" throughout.
                                      III.
        Section 3.1 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:
            "Section 3.1. A Participant will be entitled to an Incentive Award for each Plan Year in which the Return on Equity of TrustCo Bank Corp NY equals or exceeds 14%. The Incentive Award will be an amount equal to his Base Salary multiplied by a bonus percentage based on the

        Return on Equity of TrustCo Bank Corp NY as set forth in the following table:

               Return on Equity                            Bonus Percentage
               ----------------                            ----------------
                     14%                                          40%
                     15%                                          50%
                     16%                                          60%
                     17%                                          75%
                     18%                                          90%
                     19%                                         105%
                     20%                                         125%
                 The bonus percentage will be further increased by 15% for each percentage point the Return on Equity of TrustCo Bank Corp NY exceeds 20%."

        IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 1 to be executed this 21 day of October, 1997.
                       TRUSTCO BANK, NATIONAL ASSOCIATION


                                           By:            /s/ John S. Morris
                                           ----------------------------------


                                                         Chairman
                                           Title: Personnel Advisory Committee