Form 10-K405
period 1997-12-31
TRUSTCO BANK CORP N Y
filed 1998-03-25
CIK 357301

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
           (Fee Required) For the Fiscal Year Ended December 31, 1997
                                       Or
                        [ ] Transition Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                (No Fee Required)

   For the transition period from ____________________ to ____________________

                         Commission file number 0-10592

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)

            NEW YORK                                            14-1630287
     (State or other jurisdiction of
       incorporation or organization) (I.R.S. Employer Identification No.)

      320 STATE STREET, SCHENECTADY, NEW YORK                     12305
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

                          Common Stock, $1.00 Par Value
                                (Title of class)
                                 --------------

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

              Indicate  the  number  of  shares   outstanding  of  each  of  the
registrant's classes of common stock:
                                                 Number of Shares Outstanding
   Class of Common Stock                           as of March 17,  1998
      $1 Par Value                                      23,332,727

The aggregate market value of registrant's common stock (based upon the closing price on March 17, 1998) held by non-affiliates was approximately $644,566,583.

Documents Incorporated by Reference
(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Part I and Part II).

(2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998 (Part III).

                                      INDEX

Description                                                          Page

PART I
      Item 1    Business                                                1
      Item 2    Properties                                              5
      Item 3    Legal Proceedings                                       5
      Item 4    Submission of Matters to a Vote of Security             5
                    Holders

PART II
      Item 5     Market for the Registrant's Common Equity and          7
                    Related Stockholder Matters
      Item 6     Selected Financial Data                                7
      Item 7     Management's Discussion and Analysis of                7
                    Financial Condition and Results of Operations
      Item 7A    Quantitative and Qualitative Disclosures about         7
                    Market Risk
      Item 8     Financial Statements and Supplementary Data            7
      Item 9     Changes in and Disagreements with Accountants          7
                    On Accounting and Financial Disclosure

PART III
      Item 10    Directors and Executive Officers of Registrant         7
      Item 11    Executive Compensation                                 8
      Item 12    Security Ownership of Certain Beneficial Owners        8
                    And Management
      Item 13    Certain Relationships and Related Transactions         8

PART IV
      Item 14    Exhibits, Financial Statement Schedules, and           8
                    Reports on Form 8-K

EXHIBITS INDEX                                                         15

                                     PART I
Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. Following receipt of necessary regulatory approvals, TrustCo commenced business on July 1, 1982. In 1991, TrustCo acquired, for a combination of cash and TrustCo common stock, Home & City Savings Bank ("Home & City") located in Albany, New York. At the time of the acquisition, Home & City operated 16 branches, and had total assets of approximately $ 848 million, deposits of $ 750 million and shareholders' equity of $ 93 million. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 459 full-time equivalent employees at year-end 1997. TrustCo had 7,309 shareholders of record as of December 31, 1997, and the closing price of the TrustCo common stock at that date was $27.25.

Bank Subsidiary
On November 16, 1994, TrustCo initiated the process to convert its banking subsidiary, Trustco Bank New York, a New York state chartered trust company, to a national banking association operating under the name Trustco Bank, National Association (the "Bank"). The conversion was undertaken to minimize duplicative federal/state compliance issues. The conversion became effective on February 1, 1995. The Bank is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 29 automatic teller machines and 51 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 1997 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $1.07 billion as of December 31, 1997.

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

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, which appears on pages 33 and 34 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the FDIC and the Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 13 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, which appears on page 43 thereof and contains information concerning regulatory capital requirements.

Recent Legislation
In September 1994, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state subject to state deposit caps and a 10% nationwide deposit cap. In addition, this law provides for full interstate branching by bank merger commencing on June 1, 1997. States were authorized to "opt-out" of this branching provision prior to the effective date, and, alternatively, states were authorized to "opt-in" earlier than June 1, 1997. New York "opted-in" prior to June 1, 1997, by allowing out-of-state banks with reciprocal branching laws to branch in New York through acquisition.

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

Statistical Information Analysis
The "Management's Discussion and Analysis" on pages 6 through 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.

Forward-Looking Statements
Statements included in the Management's Discussion and Analysis of Operations of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.  Properties

TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 51 offices, of which 20 are owned and 31 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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



Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                     Year First
Name, Age and               Principal Occupations                    Became
Position                    Or Employment Since                      Executive
With Trustco                January 1, 1992                          of TrustCo

Robert A. McCormick, 61,    President and Chief Executive Officer,       1984
President and               TrustCo Bank Corp NY. President and
Chief Executive Officer     Chief   Executive   Officer, Trustco Bank,
                            National Association

Robert T. Cushing, 42,      Vice  President  and Chief  Financial        1994
Vice President and          Officer,  TrustCo Bank Corp NY since
Chief Financial Officer     1994.  Senior  Vice  President  and
                            Chief Financial Officer, Trustco Bank,
                            National Association since 1994. Partner,
                            KPMG Peat Marwick LLP (1987-1994).

Nancy A. McNamara, 48,      Vice  President, TrustCo Bank Corp NY since  1992
Vice President              1992.  Senior Vice President, Trustco Bank,
                            National Association since 1988.

William F. Terry, 56,       Secretary,  TrustCo  Bank  Corp NY  since    1990
Secretary                   1990.  Senior Vice  President, Trustco Bank,
                            National Association since 1987. Secretary,
                            Trustco Bank, National Association since 1990.

Ralph A. Pidgeon, 55,       Vice  President  and Assistant  Secretary,   1995
Vice President and          TrustCo Bank Corp NY since 1995.  Senior
Assistant Secretary         Vice President, Trustco Bank, National
                            Association since 1978.

There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
The inside front cover and page 48 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference. The closing price for the Corporation's common stock on March 17, 1998, was $27.625.


Item 6.  Selected Financial Data
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Pages 6 through 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of KPMG Peat Marwick LLP on pages 27 through 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
                                PART III


Item 10.          Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a)"Beneficial Ownership Reporting Compliance" on page 26, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.          Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 5 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 25 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference.


Item 13.          Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 25 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.

        Consolidated Statements of Condition -- December 31, 1997 and 1996.

        Consolidated Statements of Income -- Years Ended December 31, 1997, 1996, and 1995.

        Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

        Financial Statement Schedules
        Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

         The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No.  Description
    3(i)a Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993.

    3(i)b Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 28, 1996.

    3(i)c Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 19, 1997.

    10(a) Employment Agreement dated January 1, 1992 and, Amendment No. 1 dated November 16, 1993, among TrustCo, the Bank and Robert
             A. McCormick. Amendment No. 2 dated September 1, 1994, Amendment No. 3 dated February 13, 1995, Amendment No. 4 dated December 1, 1995, including Schedule A, and Amendment No. 5, dated May 1, 1997.

    10(b) Employment Agreement dated June 21, 1994, Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Robert
             T. Cushing.

    10(c) Restated Employment Agreement dated June 21, 1994 and Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Nancy A. McNamara.

    10(d) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14,1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Ralph A. Pidgeon.

    10(e) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and William F. Terry.

    10(f)    Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

    10(g)    TrustCo Bank Corp NY Directors Stock Option Plan.

    10(h) Restated Trustco Bank Supplemental Retirement Plan, dated June 24, 1994, Amendment No. 1, dated February 13, 1995 and Amendment
             No. 2, dated December 1, 1995.

    10(i) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and William F. Terry, dated March 29, 1996.

    10(j)    Restated Agreement for Supplemental Retirement Benefits for Robert
             A. McCormick, dated June 24, 1994, Amendment No. 1 dated December 1, 1995, and Amendment No. 2 dated March 29, 1996.

    10(k) Trustco Bank Executive Officer Incentive Plan dated December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995, and Amendment No. 3, dated December 1, 1995.

    10(l) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996.

    10(m)    1995 TrustCo Bank Corp NY Stock Option Plan.

    10(o) TrustCo Bank Corp NY Performance Bonus Plan, dated May 19, 1997, and Performance Unit Agreement Under TrustCo Bank Corp NY Performance Bonus Plan.

    10(p) TrustCo Bank Corp NY Directors Performance Bonus Plan, dated May 19, 1997, and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Directors Performance Bonus Plan.

    11       Computation of Net Income Per Common Share.


















----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.  Description
  3(ii)a     By-Laws of TrustCo Bank Corp NY, dated February 17, 1998.

   10(n) Amendment No. 1 to Restatement of Trustco Bank Executive Officer Incentive Plan, dated October 21, 1997.

      13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 1997.

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

Reports on Form 8-K:


On November 19, 1997, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On January 20, 1998, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 1997, results.

On February 18, 1998, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/ Robert A. McCormick
         Robert A. McCormick
         President and Chief
         Executive Officer
         (Principal Executive Officer)


         By: /s/ Robert T. Cushing
         Robert T. Cushing
         Vice President and Chief
         Financial Officer
         (Principal Financial and
         Accounting Officer)




Date: March 24, 1998

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title            Date

                  *                        Director         February 17, 1998
--------------------------------------
Barton A. Andreoli

                  *                        Director         February 17, 1998
--------------------------------------
Lionel O. Barthold

                  *                        Director         February 17, 1998
--------------------------------------
M. Norman Brickman

                  *                        Director         February 17, 1998
--------------------------------------
Robert A. McCormick

                  *                        Director         February 17, 1998
--------------------------------------
Nancy A. McNamara

                  *                        Director         February 17, 1998
--------------------------------------
Dr. Anthony J. Marinello

                  *                        Director         February 17, 1998
--------------------------------------
Dr. John S. Morris

                  *                        Director         February 17, 1998
--------------------------------------
Dr. James H. Murphy

                  *                        Director         February 17, 1998
--------------------------------------
Richard J. Murray, Jr.

                  *                        Director         February 17, 1998
--------------------------------------
Kenneth C. Petersen

                  *                        Director         February 17, 1998
--------------------------------------
William D. Powers

                  *                        Director         February 17, 1998
--------------------------------------
William J. Purdy

                                           Director         February 17, 1998
William F. Terry

                                         By: /s/ William F. Terry
                                         *William F. Terry, as Agent
                                          Pursuant to Power of Attorney

Reg S-K
Item 601
Exhibit No.   Exhibit                                                   Page No.

3(1)a Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993, filed as Exhibit 3(i)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, is incorporated herein by reference.

3(i)b Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 28, 1996, filed as Exhibit 3(i)b to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, is incorporated herein by reference.

3(i)c Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 19, 1997, filed as Exhibit 3(i)c to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, is incorporated herein by reference.

3(ii)a        By-Laws of TrustCo Bank Corp NY dated February 17, 1998,
              are filed herewith.                                         22



  10(a)        Employment Agreement dated January 1, 1992 and,
               Amendment No. 1 dated November 16, 1993,  among
               TrustCo, the Bank and Robert A. McCormick, filed as Exhibit 10(a), and Amendment No.2 dated September
               1, 1994, and Amendment No. 3 dated February 13, 1995, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December
               31, 1994, and Amendment No. 4 dated December 1, 1995, to the Employment Agreement dated January 1, 1992, filed as Exhibit 10(b) and Schedule A filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on
               Form 10-K, for the fiscal year ended December 31, 1995, and Amendment No. 5, dated May 1, 1997, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997 are incorporated herein by reference.

                                 Exhibits Index

Reg S-K
Item 601
Exhibit No.    Exhibit                                              Page No.


10(b) Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Robert T. Cushing filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Annual
               Report on Form  10-K,  for the year  ended
               December 31, 1995, and Amendment No. 2, dated May 1, 1997, filed as Exhibit 10(f) to TrustCo Bank Corp
               NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

10(c) Restated Employment Agreement dated June 21, 1994 and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Nancy A. McNamara, filed as Exhibit 10(d) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, and Amendment No. 2, dated May 1, 1997, filed as Exhibit 10(f) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

10(d) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and Ralph A. Pidgeon, filed as Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Amendment No. 2 dated May 1, 1997, filed as
               Exhibit 10(f) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

                                 Exhibits Index

Reg S-K
Item 601
Exhibit No.    Exhibit                                              Page No.


10(e) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and William F. Terry, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995, and Amendment No. 2 dated May 1, 1997, filed as Exhibit 10(f) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

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

10(i) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and William F. Terry, dated March 29, 1996, filed as Exhibit 10(m) to TrustCo Bank
               Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

                                 Exhibits Index

Reg S-K
Item 601
Exhibit No.    Exhibit                                              Page No.


10(j)           Restated Agreement for Supplemental Retirement
                Benefits for Robert A. McCormick, dated June 24,
                1994 and Amendment No. 1 dated December 1, 1995, filed as Exhibit 10(m) to TrustCo Bank Corp NY's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Amendment No. 2, dated
                March 29, 1996, filed as Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, are incorporated herein by reference.

10(k)           Trustco Bank Executive Officer Incentive Plan dated
                December 22, 1993, Amendment No. 1, dated October 18, 1994, Amendment No. 2, dated February 13, 1995, and Amendment No. 3, dated December 1, 1995, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, are incorporated herein by reference.

10(l) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated herein by reference.

10(m)           1995 TrustCo Bank Corp NY Stock Option Plan, dated
                June 20, 1995, filed on Form S-8 (file No.33-60409) dated June 20, 1995, is incorporated herein by reference.



 10(n)           Amendment No.1 to Restatement of Trustco Bank
                 Executive Officer Incentive Plan, dated October 21,
                 1997, is filed herewith.                                  36



 10(o) TrustCo Bank Corp NY Performance Bonus Plan, dated May 19, 1997, filed as Exhibit 10(a) and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Performance Bonus Plan, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, are incorporated herein by reference.

10(p)            TrustCo Bank Corp NY Directors Performance
                 Bonus Plan dated May 19, 1997 filed as Exhibit10(c) and Performance Bonus Unit Agreement Under TrustCo
                 Bank Corp NY Directors Performance Bonus Plan, filed as Exhibit 10(d) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, are incorporated herein by reference.

                                 Exhibits Index

Reg S-K
Item 601
Exhibit No.       Exhibit                                              Page No.




 11               Computation of Net Income Per Common Share. Note 10       80
                  on page 41 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.


13                Portions of Annual Report to Security Holders of          38
                  TrustCo for the year ended December 31, 1997, is filed herewith.

                    GRAPHICS APPENDIX
                                                                Cross
                                                                Reference
                                                                To Page
                                                                Of Annual
     Omitted Charts                                             Report
     1  Comparative Returns                                             5

     2  Return on Equity                                                6

     3  Taxable Equivalent Net Interest
            Income                                                      7

     4  Dividends Per Share                                            15

     5  Allowance for Loan Losses                                      16

     6  Allowance to Loans
             Outstanding                                               17

     7  Efficiency Ratio                                               21

       The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.






  21          List of Subsidiaries of TrustCo, file herewith              90

  23          Independent Auditor's Consent of KPMG Peat Marwich, LLP,
                 filed herewith.                                          91

  24          Power of Attorney, filed herewith.                          92

  27          Financial Data Schedules, filed herewith.                   93

                                     BY-LAWS
                                       OF
                              TRUSTCO BANK CORP NY


                                                                          PAGE

ARTICLE 1.  Definitions                                                     1


ARTICLE 2.  Shareholders                                                    2

         2.1  Place of Meetings                                             2
         2.2  Annual Meeting                                                2
         2.3  Special Meetings                                              2
         2.4  Quorum and Voting Requirements; Adjournment                   2
         2.5  Inspectors At Meetings                                        3
         2.6  Organization                                                  3
         2.7  Order of Business                                             3


ARTICLE 3.  Directors                                                       3

         3.1   Board of Directors                                           3
         3.2   Number; Qualification; Term of Office                        3
         3.3   Election                                                     4
         3.4   Newly Created Directorship and Vacancies                     4
         3.5   Rules and Regulations                                        4
         3.6   Regular Meetings                                             4
         3.7   Special Meetings                                             4
         3.8   Waivers of Notice                                            4
         3.9   Organization                                                 4
         3.10 Quorum and Voting                                             5
         3.11 Written Consent of Directors Without a Meeting                5
         3.12 Participation in Meeting of Board by Means of  Conference
              Telephone or Similar Communications Equipment                 5


ARTICLE 4.  Committees                                                      5

         4.1  Executive Committee                                           5
         4.2  Other Committees                                              6

ARTICLE 5.  Officers                                                        6

         5.1  Officers                                                      6
         5.2  Chief Executive Officer                                       6
         5.3  Chairman and President                                        6
         5.4  Other Officers                                                7


ARTICLE 6.  Contracts, Loans, Etc.                                          7

         6.1  Execution of Contracts                                        7
         6.2  Loans                                                         7
         6.3  Signature Authority                                           7


ARTICLE 7.  Shares                                                          8

         7.1  Stock Certificates                                            8
         7.2  Transfer of Shares                                            8
         7.3  Closing of Transfer Books                                     8
         7.4  Transfer and Registry Agents                                  8
         7.5  Lost, Destroyed, Stolen and Mutilated Certificates            8


ARTICLE 8.  Emergencies                                                     9

         8.1  Operation During Emergency                                    9
         8.2  Officers Pro Tempore During Emergency                         9
         8.3  Disaster                                                      9


ARTICLE 9.  Seal                                                            9


ARTICLE 10.  Fiscal Year                                                   10


ARTICLE 11.  Voting of Shares Held                                         10


ARTICLE 12.  Amendments to By-Laws                                         10


ARTICLE 13.  Indemnification of Directors and Officers                     11

                                   BY-LAWS OF
                              TRUSTCO BANK CORP NY

                         (a New York State Corporation)
                     (As Amended Through February 17, 1998)
              -----------------------------------------------------

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


2.2 ANNUAL MEETING. A meeting of shareholders shall be held annually for the election of Directors and the transaction of other business at such hour and on such business day as may be determined by the Board. Written notice of such meeting, stating the place, date and hour thereof, shall be given, personally or by mail, not less than ten nor more than sixty days before the date of such meeting, to each shareholder certified to vote at such meeting.


2.3 SPECIAL MEETINGS. A special meeting of shareholders, other than those regulated by statute, may be called at any time by the Board or by the Chief Executive Officer. It shall also be the duty of the Chief Executive Officer to call such a meeting whenever requested in writing so to do by shareholders owning two thirds of the issued and outstanding share entitled to vote at such a meeting. Written notice of such meeting, stating the place, date, hour and purpose thereof, and indicating that it is being given by the person or persons calling such meeting, shall be given, personally or by mail, not less than ten nor more than sixty days before the date of such meeting, to each shareholder certified to vote at such meeting.


2.4 QUORUM AND VOTING REQUIREMENTS; ADJOURNMENT. Except with respect to a special meeting for the election of Directors as required by law, or as otherwise provided in these By-Laws, (a) the holders of at least a majority of the outstanding shares of the Corporation shall be present in person or by proxy at any meeting of the shareholders in order to constitute a quorum for the transaction of any business, and (b) the votes of the holders of at least a majority of the outstanding shares of the Corporation shall be necessary at any meeting of shareholders for the transaction of any business or specified item of business, other than the changing, amending or repealing of any provision of the Certificate of Incorporation or By- Laws which shall require the affirmative vote of two-thirds of the Corporation's voting stock; provided, however, that when a specified item of business is required to be voted on by a class or series (if the Corporation shall then have outstanding shares or more than one class or series), voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. The holders of a majority of shares present in person or represented by proxy at any meeting of shareholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

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

5.4 OTHER OFFICERS. All the other officers of the Corporation shall perform all duties incident to their respective offices, subject to the supervision and direction of the Board, the Chief Executive Officer, and the Executive Committee, and shall perform such other duties as may from time to time be assigned them by the Board or by the Chief Executive Officer. The President and any Vice President may also, with the Secretary, sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the ByLaws, Board or applicable laws.




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


7.3 CLOSING OF TRANSFER BOOKS. The Board may prescribe a period prior to any shareholders' meeting or prior to the payment of any dividend, not exceeding sixty days, during which no transfer of stock on the books of the Corporation may be made and may fix a day as provided by the Business Corporation Law as of which shareholders entitled to notice and to vote at such meeting shall be determined.


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



                                   ARTICLE 11

                              VOTING OF SHARES HELD


11.1  VOTING OF SHARES HELD BY THE CORPORATION.   Unless otherwise provided
by resolution of the Board and excepting the shares of any subsidiary company of the Corporation which are to be voted in accordance with the resolution of the Board, the Chief Executive Officer may from time to time appoint one or more attorneys or agents of the Corporation, in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a shareholder or otherwise in any other corporation, any of whose shares or securities may be held by the Corporation, at meetings of the holders of the shares or other securities of such other corporation and to consent in writing to any action by any such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments as he may deem necessary or proper in the premises; or the Chief Executive Officer may himself attend any meeting of the holders of the shares or other securities of any such other corporation and thereat vote or exercise any or all other powers of the Corporation as the holder of such shares or other securities of such other corporation.



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


                                          /s/ William F. Terry
                                         -------------------------------------
                                         Secretary

                                          03/10/98
                                         -------------------------------------
                                         Date

                                                                Exhibit 10(n)


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

         "Section 1.3. "Board of Directors" means the Board ofDirectors of TrustCo Bank Corp NY."

                                       II.

         In Section 1.5, Section 1.11 and Section 1.18, the phrase "the Corporation" is changed to "TrustCo Bank Corp NY" throughout.

                                      III.

         Section 3.1 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:

         Section 3.1. A Participant will be entitled to an Incentive Award for each Plan Year in which the Return on Equity of TrustCo Bank Corp NY equals or exceeds 14%. The Incentive Award will be an amount equal to his Base Salary multiplied by a bonus percentage based on the Return on Equity of TrustCo Bank Corp NY as set forth inthe following table:

                  Return on Equity          Bonus Percentage
                  ----------------          ----------------
                             14%                     40%
                             15%                     50%
                             16%                     60%
                             17%                     75%
                             18%                     90%
                             19%                    105%
|                            20%                    125%

                           The bonus percentage will be further increased by 15% for each percentage point the Return on Equity of TrustCo Bank Corp NY exceeds 20%."

         IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 1 to be executed this 21 day of October, 1997.

                                            TRUSTCO BANK, NATIONAL ASSOCIATION

                                            By: /s/John S. Morris

                                                           Chairman
                                            Title:  Personnel Advisory Committee

                 COVER PAGE

TrustCo Bank Corp NY is a one bank holding company headquartered in Schenectady, New York. The Company is the largest commercial banking enterprise headquartered in the Capital Region of New York State. The principal subsidiary of the Company, Trustco Bank, National Association, operates 51 community banking offices, which include 33 drive-up windows and 29 Automatic Teller Machines, throughout the Bank's business territory. The Bank serves 8 counties with a broad range of community banking services.

Financial Highlights

(dollars in thousands, except per share data)                                             Years ended December 31,


                                                                                                               Percent
                                                                                    1997        1996           Change

Income:
  Net interest income (TE)....................................................$   88,685        87,007          1.93%
  Net income..................................................................    32,175        28,699         12.11
Per Share (1):
  Basic earnings..............................................................      1.37          1.23         11.38
  Diluted earnings............................................................      1.33          1.20         10.83
  Book value..................................................................      7.64          6.93         10.25
Average Balances:
  Assets...................................................................... 2,302,598     2,220,535          3.70
  Loans, net.................................................................. 1,260,771     1,227,407          2.72
  Deposits.................................................................... 1,981,223     1,936,445          2.31
  Shareholders' equity........................................................   167,273       155,927          7.28
Financial Ratios:
  Return on average assets....................................................      1.40%         1.29          8.53
  Return on average equity (2)................................................     20.23         19.05          6.19
  Tier 1 capital to:
    Total average assets (leverage)...........................................      7.00          7.04         (0.57)
    Risk-adjusted assets......................................................     13.43         12.99          3.39
  Total capital to risk-adjusted assets.......................................     14.72         14.28          3.08
  Net loans charged off to average loans......................................       .28          0.27          3.70
  Allowance for loan losses as a coverage of nonperforming loans..............      5.0x          3.7x         35.14
  Efficiency ratio............................................................     40.61%        39.51         (2.78)
  Dividend payout ratio.......................................................     72.34         70.38          2.78
                                                                                  ------------------------------------



Per share information of common stock (1)
                                                                                                        Range of Stock
                                                           Basic     Diluted        Cash       Book            Price
                                                        Earnings    Earnings    Dividend      Value        High      Low
1996
  First quarter..........................................$   .29         .28         .21       6.61       16.73     15.31
  Second quarter.........................................    .30         .29         .21       6.56       16.82     14.56
  Third quarter..........................................    .32         .31         .21       6.73       18.53     14.18
  Fourth quarter.........................................    .33         .32         .24       6.93       19.66     17.39
                                                         -----------------------------------------------------------------
1997
  First quarter..........................................    .32         .31         .24       6.88       19.35     17.83
  Second quarter.........................................    .33         .33         .24       7.20       18.70     17.39
  Third quarter..........................................    .36         .35         .24       7.49       24.78     17.94
  Fourth quarter.........................................    .35         .34         .28       7.64       29.00     22.13
                                                         -----------------------------------------------------------------
(1) Adjusted for a 15% stock split in 1997 and 1996.
(2) Excludes the market adjustment on securities available for sale.

Table of Contents

Financial Highlights............................ Inside front cover



Executive and Senior Officers
  of Trustco Bank.................................................2



President's Message...............................................3



Management's Discussion
  and Analysis of Operations......................................6



Average Balances, Yields
  and Net Interest Margins.......................................12



Glossary of Terms................................................25



Management's Statement of Responsibilities.......................26



Independent Auditors' Report.....................................27



Consolidated Financial Statements and Notes......................28



Officers and Board of Directors..................................45



Officers.........................................................46



Branch Locations.................................................47



General Information..............................................48



TrustCo Mission Statement:
TrustCo will be the low cost provider of high quality services to our customers in the communities we serve and return to our owners an above average return on their investment.

Executive and Senior Officers of Trustco Bank




Executive Officers: From Left to Right: William F. Terry, Senior Vice President & Secretary, Bank Operations, Marketing, Purchasing, and Trust Operations; Nancy A. McNamara, Senior Vice President, Community Relations, Legal Counsel, Loan Division and Trust; Robert A. McCormick, President & Chief Executive Officer; Ralph A. Pidgeon, Senior Vice President, Branches, Installment Loans/ Credit Cards, Retirement/Government Accounts, and Compliance; Robert T.Cushing, Senior Vice President and Chief Financial Officer, Accounting/Finance, Data Processing, and Premises.


Senior Officers: Standing Left to Right: William M. McCartan, Vice President, Trust Department; James Niland, Vice President, Trust Department; George W. Wickswat, Vice President, Commercial Loans;Michael R. Bonesteel, Vice President, Data Processing; Linda C. Christensen, Vice President, Accounting/ Finance; Jeffrey S. Farbaniec, Vice President, Accounting/Finance; Robert J. McCormick, Administrative Vice President, Commercial/Mortgage Loans; Scot R. Salvador, Vice President,Commercial Loans.Seated Left to Right:Robert Scribner, Vice President, Trust Department; John C. Fay, Auditor; Donald J. Csaposs, Vice President, Compliance; Henry C. Collins, Administrative Vice President, Legal Counsel; James D. McLoughlin, Administrative Vice President, Bank Operations; Ann M. Noble, Vice President, Bank Operations.

President's Message

Dear Shareholder:

   1997 was another record year at TrustCo. In the overall, our industry had a very successful year, and TrustCo was no exception, posting results that are competitive by any standards. We are grateful to our employees and Board of Directors for their support and enthusiasm, ensuring our consistent strong performance.
   During 1997, shareholder values continued in the right direction with net income at $32.2 million, up a significant 12% over 1996. TrustCo's most important ratio, return on shareholders' equity, was 20.23%, up from 19.05% in 1996. We are committed to ensuring that return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five year ROE was 18.10% and we plan an increase to 21% for the current fiscal year.
   During 1997, we issued a 15% stock split maintaining the cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 15%. The quarterly cash dividend has increased at a 19% compound annual rate over the last five years, a major accomplishment. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we would recommend steps to the Board to correct that situation. These steps could include any measures that would return excess capital to TrustCo's owners.
   TrustCo's branch expansion program continues, and we opened three additional branches during 1997. Our plans call for two to three branch openings a year until we have filled the gaps in our market territory. The targeted upgrading continues with each branch receiving a major review and renovation at approximately seven year intervals.
   During 1997, we evaluated a number of acquisition opportunities. Unfortunately, we were not successful. Our approach to acquisitions is quite simple -- we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise.
   TrustCo's Affordable Housing Program, which was designed to assist with homeownership, continues to be a success in new markets. We consider this program a model for community reinvestment and one of the most effective in the state.
   1997 was another year in which TrustCo avoided most of the industry difficulties while moving forward to new records. We intend to continue this "boring" path to the benefit of the owners, employees, and community for the foreseeable future.
   1998 will provide income and growth success with emphasis continuing on the home equity loan, home equity credit line, and first mortgage products and our improved interest-bearing checking and savings accounts on the deposit side.
   Our Trust department, which currently manages assets in excess of $1 billion, has ambitious expectations and continues moving forward under the new management team.
   Our future should benefit from the solid performance of the superb employee team here at TrustCo. For 1997, the often quoted efficiency ratio for our Company was 40.61% at a time when most banking companies would like to see 60.00%. This level of performance efficiency will benefit us through reduced operating expense for years to come. In fact, the June 1997 USBanker defined TrustCo as the third most efficiently run bank of the largest 300 in the United States.

   1997 was a year in which average assets of $2.30 billion grew by $82.1 million, an increase of 4%, in a time of continuing deposit outflows from banks. This solid performance will provide us with investment opportunities going forward. Our loan portfolio continued to grow during 1997, increasing by 3%, with continued emphasis on the retail side of the product mix.
   The quality of the loan portfolio is excellent, and our allowance for loan loss has a coverage ratio 5 times non-performing loans, an important area of reserve.
   Community needs have expanded and TrustCo has responded appropriately. TrustCo has provided employee and management participation in charitable and community organizations, and increased its corporate charitable contributions throughout the Capital District, and our Affordable Housing Program continues to grow.
   TrustCo continues to receive solid external comment. During 1997 we received favorable mention in America's Finest Companies as one of forty of the 16,000 U.S. companies which have delivered higher earnings per share for at least 20 consecutive years. In addition, the April 7 issue of Barron's mentioned TrustCo favorably regarding our dividend payout.
   From time to time it is nice to look at a longer term perspective. Following shortly after this message is Bloomberg's comparative graph which defines clearly the benefits of TrustCo ownership over the past ten years.
   We are enthusiastic about TrustCo's future. It is our intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt to any change in the marketplace almost immediately.
   We expect the combination mentioned above and enthusiastic commitment of the Board of Directors will ensure our continuing success in the years ahead, whatever the banking environment.
Sincerely,





Robert A. McCormick,President and Chief Executive Officer



    SUSTAINED SUPERIOR PERFORMANCE (GRAPH OMITTED)
                 1987 - 1997


As shown by the above graph provided by Bloomberg Financial Markets, the average annual return on investment for the ten year period ending
December 31, 1997 was:


TrustCo Bank Corp NY ........................... 27.05%
Dow Jones Industrial Average.................... 18.59%
S & P 500 Index................................. 18.01%

Management's Discussion and Analysis of Operations

   The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") and its operating subsidiary Trustco Realty Corp. during 1997 and, in summary form, the two preceding years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1997 should be read in conjunction with this review. Certain amounts in years prior to 1997 have been reclassified to conform with the 1997 presentation.
   All per share information has been adjusted for the 15% stock split in 1997. Overview
   TrustCo recorded net income of $32.2 million or $1.33 of diluted earnings per share for the year ended December 31, 1997, compared to $28.7 million or $1.20 per share for the year 1996. This represents an increase of 12.1% in net income between 1997 and 1996. The per share amounts are reported on a diluted basis in accordance with a new accounting pronouncement that became effective during 1997.
   Significant contributors to the increase in net income for 1997 were:
 - an increase of $5.9 million in taxable equivalent interest income resulting from a $67.9 million increase in the average balance of interest earning assets and a two basis points increase in the taxable equivalent yield on assets to 7.95%,
 - an increase in the average balance of demand deposits by 7.5% to $121.0 million for 1997,
 - a 17.1% increase in noninterest income, excluding net securities transactions, primarily the result of increases in fees from trust department activities and from service charges to customers, and
 - a reduction in the effective tax rate to 37%.

RETURN ON EQUITY
(CHART OMITTED)
1995               18.03%
1996               19.05%
1997               20.23%

   Also during 1997, the following had a significant effect on net income:
 - an increase in interest expense by $4.2 million resulting from an increase in interest bearing liabilities of $55.2 million and an increase of ten basis points in the overall cost to 4.38%, and


MIX OF AVERAGE EARNING ASSETS

(dollars in thousands)                                                                                        Components of
                                                                                    97-96       96-95      Total Earning Assets

                                               1997         1996         1995      Change      Change     1997     1996     1995

Loans, net of unearned income............$1,260,771    1,227,407    1,187,929      33,364      39,478     57.2%    57.4     59.6
Securities available for sale:
  U.S. Treasuries and agencies...........   352,301      409,590      255,244     (57,289)    154,346     16.0     19.2     12.8
  States and political subdivisions......   102,206       78,921       15,926      23,285      62,995      4.6      3.7      0.8
  Mortgage-backed securities.............   134,509       53,844        8,731      80,665      45,113      6.1      2.5      0.4
  Other..................................    33,985       38,564       21,179      (4,579)     17,385      1.5      1.8      1.1
                                         ----------------------------------------------------------------------------------------
  Total securities available for sale....   623,001      580,919      301,080      42,082     279,839     28.2     27.2     15.1
                                         ----------------------------------------------------------------------------------------
Investment securities:
  U.S. Treasuries and agencies...........        --           --      119,989          --    (119,989)      --       --      6.0
  States and political subdivisions......        --           --       40,068          --     (40,068)      --       --      2.0
  Mortgage-backed securities.............        --           --      119,113          --    (119,113)      --       --      6.0
  Other..................................        --           --       13,738          --     (13,738)      --       --      0.7
                                         ----------------------------------------------------------------------------------------
  Total investment securities............        --           --      292,908          --    (292,908)      --       --     14.7
                                         ----------------------------------------------------------------------------------------
Federal funds sold.......................   320,953      328,500      212,323      (7,547)    116,177     14.6     15.4     10.6
                                         ----------------------------------------------------------------------------------------
Total earning assets.....................$2,204,725    2,136,826    1,994,240      67,899     142,586    100.0%   100.0    100.0
                                         ----------------------------------------------------------------------------------------

 - an increase in noninterest expenses of $4.2 million primarily associated with additional personnel costs and new banking facilities.
   TrustCo has performed well with respect to a number of key performance ratios during 1997 and 1996 including:
    - return on  equity  of 20.23%  for 1997 and  19.05% for 1996,
    - return on assets of 1.40% for 1997 and 1.29% for 1996, and
    - operating efficiency ratio of 40.61% for 1997 and 39.51% for 1996.

Asset/Liability Management
   In managing its balance sheet portfolios, TrustCo utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities (including federal funds sold) are the Company's primary earning assets. Average earning assets were 95.7% and 96.2% of average total assets for 1997 and 1996, respectively.
   TrustCo, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit banking products offered within the markets served by the Company. TrustCo does not actively seek to attract out-of-area deposits or so called hot money; rather the Company focuses on the value of core relationships both with depositors and borrowers.
   TrustCo's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its effort to maintain adequate liquidity under prevailing and projected economic conditions, and to maintain an efficient and appropriate mix of core deposit relationships.
   The Company relies on traditional banking investment instruments and its large base of core deposits to help in asset/liability management.
Earning Assets
   Average earning assets during 1997 were $2.2 billion, which was an increase of $67.9 million or 3.2% over the prior year. The increase in average earning assets was primarily the result of a $33.4 million increase in the average balance of loans and a $42.1 million increase in securities available for sale, offset slightly by a $7.5 million decrease in federal funds sold.
   Total average assets were $2.3 billion for 1997 and $2.2 billion for 1996. The table "Mix of Average Earning Assets," shows how the mix of the earning assets has changed over the last three years. While the growth in earning assets is critical to improved profitability, changes in the mix can also have a significant impact on income levels.

TAXABLE EQUIVALENT
NET INTEREST INCOME (dollars in millions)
(CHART OMITTED)

1995       $83.5
1996       $87.0
1997       $88.7


   Loans: Average total loans increased $33.4 million, or 2.7%, during 1997. Interest income on the loan portfolio increased to $109.7 million in 1997 from



Loan portfolio

(dollars in thousands)                                          Average Balances


                                  1997               1996               1995                1994               1993
                              Amount  Percent    Amount  Percent    Amount  Percent     Amount  Percent    Amount  Percent
Residential...............$  848,105    67.2%   783,094    63.7%   714,804    60.1%    652,837    58.0%   555,317    52.9%
Commercial................   204,502    16.2    224,949    18.3    237,165    19.9     237,994    21.2    255,265    24.4
Home equity line of credit   178,597    14.1    187,652    15.3    202,647    17.0     203,756    18.1    201,013    19.2
Installment...............    30,931     2.5     33,299     2.7     35,269     3.0      30,242     2.7     36,185     3.5
                          ------------------------------------------------------------------------------------------------
Total loans............... 1,262,135   100.0% 1,228,994   100.0% 1,189,885   100.0%  1,124,829   100.0% 1,047,780   100.0%
Less: Unearned income.....     1,364              1,587              1,956               2,131              2,925
      Allowance for
             loan losses..    53,173             51,233             45,086              37,334             30,214
                          ------------------------------------------------------------------------------------------------
Net loans.................$1,207,598          1,176,174          1,142,843           1,085,364          1,014,641
                          ------------------------------------------------------------------------------------------------

$107.5 million in 1996. The average yield decreased slightly to 8.70% in 1997, from 8.76% in 1996.

   The steady growth of the loan portfolio as a component of the Company's assets, as well as the continued high quality of the portfolio, contributed significantly to the superior earnings results for 1997.
   TrustCo has distinguished itself in the Upstate New York region as one of the principal originators of residential real estate mortgage loans. Through aggressive marketing and pricing and a customer-friendly service delivery network, TrustCo has increased the average balance of the residential real estate loan portfolio to $848.1 million, an increase of $65.0 million, or 8.3%. Income on residential real estate loans increased to $69.8 million in 1997 from $65.0 million in 1996. The yield on this loan portfolio decreased slightly to 8.23% for 1997 from 8.30% in 1996.
   The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends enhances the quality of the loan portfolio. During 1997, management continued its established practice of retaining all new loan originations in the Bank's portfolio rather than selling them into the secondary market. This practice positions TrustCo to be able to respond quickly to customer and market needs.
   Average commercial loans decreased to $204.5 million in 1997 from $224.9 million in 1996. This balance decrease was somewhat offset by an increase in the average yield of 11 basis points to 9.47% for 1997. This has resulted in income on commercial loans of $19.4 million in 1997 and $21.1 million in 1996. TrustCo strives to maintain strong asset quality in all aspects of its loan portfolio, especially with respect to commercial loans. Competition for commercial loans is very intense in the Bank's market region. The Bank competes with large money center and regional banks as well as with smaller locally based banks and thrifts. Over the last several years competition for commercial loans has intensified as smaller banks and thrifts try to develop commercial loan portfolios. To do this, they are reducing interest rates and underwriting standards. Rather than reduce desired loan interest rates or negatively affect asset quality by changing the underwriting standards, the Bank has decided to forego the potentially higher volume of new loan originations for the maintenance of a stronger quality commercial loan portfolio.
   TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses in its market area with the necessity of maintaining a high quality loan portfolio. In accordance with these goals the Company has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any concentrations of credit extended to any single borrower or industry. The Bank's commercial loan portfolio reflects the diversity found in the Capital Region's economy.
   TrustCo has a long-standing leadership position in the home equity credit line product in its market territory. TrustCo was one of the first financial institutions in the Upstate New York region to aggressively market and originate this product, and has developed significant expertise with respect to its risks and rewards. During 1997 the average balance of home equity credit lines was $178.6 million, down from $187.7 million in 1996. The average yield increased to 9.34% for 1997 from 9.21% in 1996. The decrease in the average loans, offset in part by the increase in the average yield, resulted in interest income on home equity lines of credit of $16.7 million in 1997, compared to $17.3 million in 1996.
   The average balance of installment loans, net of unearned income, decreased to $29.6 million in 1997 from $31.7 million in 1996. The yield on installment loans decreased 23 basis points to 12.86% in 1997, resulting in interest income of $3.8 million. This portfolio continues to decrease because many consumers have shifted their borrowing patterns from direct installment credit to home equity loan products which may offer an income tax benefit.



MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(dollars in thousands)                                             December 31, 1997
                                                                       After 1 Year
                                                          In 1 Year      But Within            After
                                                            or Less         5 Years          5 Years             Total

Commercial..........................................$       114,943          57,780           11,132           183,855
Real estate construction............................          7,902              --               --             7,902
                                                    -------------------------------------------------------------------
Total...............................................$       122,845          57,780           11,132           191,757
                                                    -------------------------------------------------------------------
Predetermined rates.................................$        36,783          50,397           11,132            98,312
Floating rates......................................         86,062           7,383               --            93,445
                                                    -------------------------------------------------------------------
Total...............................................$       122,845          57,780           11,132           191,757
                                                    -------------------------------------------------------------------

Securities available for sale: During 1997 and 1996, the portfolio of securities available for sale was actively managed by the Company to take full advantage of changes in interest rates. Securities available for sale are used primarily for liquidity purposes while simultaneously producing earnings, and are managed under a policy detailing the types, duration and interest rates acceptable in the portfolio.
   The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time. However, these securities would be available for sale in response to changes in market interest rates, related changes in prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.
   At December 31, 1997, securities available for sale amounted to $601.9 million, compared to $618.7 million at year end 1996. For 1997, the average balance of securities available for sale was $623.0 million with an average yield of 7.67%, compared to an average balance in 1996 of $580.9 million with an average yield of 7.61%.
   TrustCo invests in high quality securities, with approximately 78% of the average investments for 1997 comprised of securities issued or guaranteed by the U.S. Government or its agencies. In addition, approximately 16% of the average securities portfolio was invested in securities issued by states and political subdivisions.
   The taxable equivalent income earned on the securities portfolio in 1997 was $47.8 million, compared to $44.2 million earned in 1996. The average balance of the securities portfolio increased by $42.1 million between 1996 and 1997, and the average yield on the portfolio increased by 6 basis points during the same time period. The increase in the taxable equivalent income earned on the securities portfolio was 90% attributable to the change in balance with the remaining increase the result of the increase in the average portfolio yield.
   During 1997, TrustCo recognized approximately $200 thousand of net losses from securities transactions, compared to $4.5 million in 1996. Throughout 1997, TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created additional liquidity and eliminated lower yielding assets from the securities portfolio. At year end 1997, TrustCo continues to have significant liquidity in the form of $395 million of federal funds sold. Management believes that the Company will have the opportunity to reinvest these funds in the securities or loan portfolios as enhanced opportunities develop in 1998.
   TrustCo does not invest in any exotic investment products such as interest rate swaps, forward placement contracts, options or other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, TrustCo can meet the objectives of asset/liability management and liquidity, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.
   Securities available for sale are recorded at their fair value, with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. Average balances of securities available for sale are stated at amortized cost. At December 31, 1997 and 1996, the market value of TrustCo's portfolio of securities available for sale resulted in net unrealized gains of approximately $26.8 million and $8.9 million, respectively.


Securities available for sale

(dollars in thousands)                                              As of December 31,
                                                     1997                      1996                      1995
                                           Amortized      Market     Amortized      Market     Amortized      Market
                                                Cost       Value          Cost       Value          Cost       Value

  U.S. Treasuries and agencies............. $273,517     278,823       404,885     406,933       432,710     447,343
  States and political subdivisions........  109,210     113,787        94,954      96,918        68,151      70,371
  Mortgage-backed securities...............  151,989     155,080        75,492      76,493        78,481      80,284
  Other....................................   15,430      15,451         4,276       4,276        15,690      17,290
                                           --------------------------------------------------------------------------
   Total debt securities available for sale  550,146     563,141       579,607     584,620       595,032     615,288

  Equity securities........................   24,955      38,758        30,139      34,050        24,118      24,918
                                           --------------------------------------------------------------------------
    Total securities available for sale.... $575,101     601,899       609,746     618,670       619,150     640,206
                                           --------------------------------------------------------------------------

   The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 1997 based on the final maturity of the securities. Mortgage-backed securities are stated using estimated average life, and equity securities are excluded. Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.


SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD

Debt securities available for sale:
(dollars in thousands)                                         As of December 31, 1997

                                                                       Maturing:

                                                             After 1           After 5
                                              Within      But Within        But Within            After
                                              1 Year         5 Years          10 Years         10 Years               Total


U.S. Treasuries and agencies
  Amortized cost........................ $    20,069          20,000           180,667           52,781             273,517
  Market value..........................      20,078          20,403           184,538           53,804             278,823
  Yield.................................        6.73%           8.91              7.73             7.95                7.79
States and political subdivisions
  Amortized cost........................ $     5,961          13,461             3,674           86,114             109,210
  Market value..........................       6,023          13,842             3,877           90,045             113,787
  Yield.................................        7.97%           8.04              8.53             8.35                8.30
Mortgage-backed securities
  Amortized cost........................ $       680          35,207            88,662           27,440             151,989
  Market value..........................         724          35,930            90,585           27,841             155,080
  Yield.................................        9.38%           7.60              7.46             7.31                7.48
Other
  Amortized cost........................ $        --          14,830               600               --              15,430
  Market value..........................          --          14,851               600               --              15,451
  Yield.................................          --            6.76              6.83               --                6.76
                                        ------------------------------------------------------------------------------------
Total debt securities available for sale
  Amortized cost........................ $    26,710          83,498           273,603          166,335             550,146
  Market value..........................      26,825          85,026           279,600          171,690             563,141
  Yield.................................        7.07%           7.83              7.65             8.05                7.77
----------------------------------------------------------------------------------------------------------------------------

Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer of the bond to redeem the bond prior to maturity at selected dates and at predetermined prices. Normally, securities are redeemed at the call dates when the issuer can reissue the bond at a lower yield. Therefore, for cash flow, liquidity and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, by both maturity date and call date as of December 31, 1997. Mortgage-backed securities are reported using an estimate of average life, and equity securities are excluded.

SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION

Debt securities available for sale:
(dollars in thousands)                                                 As of December 31, 1997

                                                                    Based on                        Based on
                                                                 Final Maturity                    Call Date

                                                           Amortized        Market         Amortized         Market
                                                                Cost         Value              Cost          Value

Within 1 year...............................................$ 26,710        26,825           152,921        153,500
1 to 5 years................................................  83,498        85,026           187,139        191,980
5 to 10 years............................................... 273,603       279,600           171,874        178,543
After 10 years.............................................. 166,335       171,690            38,212         39,118
                                                            --------------------------------------------------------
  Total debt securities available for sale..................$550,146       563,141           550,146        563,141
                                                            --------------------------------------------------------


Federal Funds Sold: During 1997, the average balance of federal funds sold was $321.0 million, a slight decrease from $328.5 million in 1996. The average rate earned on these assets was 5.53% in 1997 and 5.37% in 1996. TrustCo utilized this category of earning assets during 1997 as a means of maintaining strong liquidity as interest rates changed. Rather than invest excess liquidity during 1997, the Company chose to place these funds in overnight federal funds sold. This decision had the short-term effect of suppressing earnings for 1997, but positioned TrustCo to take advantage of other banking opportunities as they emerge in 1998.
   The average yield increase during 1997 was primarily the result of a 25 basis points increase in the target federal funds rate set by the Federal Reserve Bank in early 1997.


average balances, yields and net interest margins


(dollars in thousands)                                  1997                        1996                             1995


                                                      Interest                       Interest                       Interest
                                            Average    Income/  Average    Average   Income/  Average     Average  Income/ Average
                                            Balance    Expense     Rate    Balance   Expense     Rate     Balance  Expense    Rate
Assets
  Loans, net of unearned income...........$1,260,771   109,690     8.70% 1,227,407   107,517     8.76%  1,187,929  107,544    9.05%
                                          -----------------------------------------------------------------------------------------
  Securities available for sale:

    U.S. Treasuries and agencies..........   352,301    27,436     7.79    409,590    31,647     7.73     255,244   19,490    7.64
    States and political subdivisions.....   102,206     8,249     8.07     78,921     6,235     7.90      15,926    1,277    8.02
    Mortgage-backed securities............   134,509    10,094     7.50     53,844     4,114     7.64       8,731      597    6.84
    Other.................................    33,985     1,975     5.81     38,564     2,202     5.71      21,179    1,185    5.60
                                          -----------------------------------------------------------------------------------------
    Total securities available for sale...   623,001    47,754     7.67    580,919    44,198     7.61     301,080   22,549    7.49
                                          -----------------------------------------------------------------------------------------
  Investment securities:
    U.S. Treasuries and agencies..........        --        --       --         --        --       --     119,989    8,968    7.47
    States and political subdivisions.....        --        --       --         --        --       --      40,068    2,963    7.39
    Mortgage-backed securities............        --        --       --         --        --       --     119,113    8,005    6.72
    Other.................................        --        --       --         --        --       --      13,738    1,079    7.86
                                          -----------------------------------------------------------------------------------------
    Total investment securities...........        --        --       --         --        --       --     292,908   21,015    7.17
  Federal funds sold......................   320,953    17,761     5.53    328,500    17,634     5.37     212,323   12,543    5.91
                                          -----------------------------------------------------------------------------------------
    Total interest earning assets......... 2,204,725   175,205     7.95% 2,136,826   169,349     7.93%  1,994,240  163,651    8.21%
                                          -----------------------------------------------------------------------------------------
  Allowance for loan losses...............   (53,173)                      (51,233)                       (45,086)
  Cash and non-interest earning assets....   151,046                       134,942                        124,237
                                          -----------------------------------------------------------------------------------------
    Total assets..........................$2,302,598                     2,220,535                      2,073,391
                                          -----------------------------------------------------------------------------------------
Liabilities and shareholders' equity
  Interest-bearing deposits:
    Interest-bearing checking accounts....$  233,644     3,596     1.54%   233,340     3,591     1.54%    230,291    4,356    1.89%
    Savings...............................   658,750    22,622     3.43    667,447    23,012     3.45     618,933   24,248    3.92
    Time deposits and money markets.......   967,864    54,728     5.65    923,082    51,146     5.54     911,906   49,751    5.46
                                          -----------------------------------------------------------------------------------------
    Total interest-bearing deposits....... 1,860,258    80,946     4.35  1,823,869    77,749     4.26   1,761,130   78,355    4.45
                                          -----------------------------------------------------------------------------------------
  Short-term borrowings...................   117,184     5,574     4.76     98,324     4,593     4.67      38,090    1,776    4.66
  Long-term debt..........................        --        --       --         --        --       --         788       69    8.75
                                          -----------------------------------------------------------------------------------------
    Total interest-bearing liabilities.... 1,977,442    86,520     4.38  1,922,193    82,342     4.28   1,800,008   80,200    4.46
                                          -----------------------------------------------------------------------------------------
  Demand deposits.........................   120,965                       112,576                         97,940
  Other liabilities.......................    36,918                        29,839                         29,974
  Shareholders' equity....................   167,273                       155,927                        145,469
                                          -----------------------------------------------------------------------------------------
    Total liabilities and
        shareholders'equity...............$2,302,598                     2,220,535                      2,073,391
                                          -----------------------------------------------------------------------------------------
Net interest income.......................              88,685                        87,007                        83,451
                                          -----------------------------------------------------------------------------------------
Net interest spread.......................                         3.57%                         3.65%                        3.75%
                                          -----------------------------------------------------------------------------------------
Net interest margin (net interest income
  to total interest earning assets).......                         4.02                          4.07                         4.18
                                          -----------------------------------------------------------------------------------------
Portions  of  income  earned  on  certain  commercial  loans,  U.S.   Government obligations,  obligations  of states  and
political  subdivisions,  and  equity securities   are  exempt  from  federal  and/or  state   taxation.   Appropriate
adjustments  have been made to reflect the  equivalent  amount of taxable income that would have been  necessary to generate an equal amount of after tax income.  Federal  and New  York  State  tax  rates  used  to  calculate  income  on a tax equivalent basis  were 35.0% and 9.0% for 1997,  35.0% and 9.23% for 1996,  and 35.0% and 9.68% for 1995. The average balances of securities available for sale are  calculated  using  amortized  costs for these  securities.  Included in the balance of shareholders'equity is $8.2 million,  $5.3 million, and $3.9 million in 1997, 1996, and 1995, respectively, of unrealized appreciation,  net of tax, in the available for sale securities portfolio. Nonaccrual loans are included in average loans.

Interest bearing sources of funds: TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table, "Mix of Average Sources of Funding," presents the various categories of funds used and the corresponding average balances for each of the last three years.

mix of Average Sources of Funding

(dollars in thousands)                                                                                Components of
                                                                               97-96     96-95        Total Funding
                                           1997         1996         1995     Change    Change     1997    1996    1995

Demand deposits.....................$   120,965      112,576       97,940      8,389    14,636      5.8%    5.5     5.2
Retail deposits:
  Savings...........................    658,750      667,447      618,933     (8,697)   48,514     31.4    32.8    32.6
  Time deposits under $100 thousand.    806,866      768,240      750,141     38,626    18,099     38.5    37.8    39.5
  Interest-bearing checking accounts    233,644      233,340      230,291        304     3,049     11.1    11.5    12.1
  Money market deposits.............     59,707       68,130       79,618     (8,423)  (11,488)     2.8     3.3     4.2
                                    -------------------------------------------------------------------------------------
  Total retail deposits.............  1,758,967    1,737,157    1,678,983     21,810    58,174     83.8    85.4    88.4
                                    -------------------------------------------------------------------------------------
  Total core deposits...............  1,879,932    1,849,733    1,776,923     30,199    72,810     89.6    90.9    93.6
                                    -------------------------------------------------------------------------------------
Time deposits over $100 thousand....    101,291       86,712       82,147     14,579     4,565      4.8     4.3     4.3
Short-term borrowings...............    117,184       98,324       38,090     18,860    60,234      5.6     4.8     2.0
Long-term debt......................         --           --          788         --      (788)      --      --     0.1
                                    -------------------------------------------------------------------------------------
  Total purchased liabilities.......    218,475      185,036      121,025     33,439    64,011     10.4     9.1     6.4
                                    -------------------------------------------------------------------------------------
  Total sources of funding..........$2,098,407     2,034,769    1,897,948     63,638   136,821    100.0%  100.0   100.0
                                    -------------------------------------------------------------------------------------



Average Deposits by Type of Depositor

(dollars in thousands)                                               Years Ended December 31,


                                                          1997         1996         1995         1994          1993


Individuals, partnerships and corporations..........$1,924,606    1,880,798    1,802,455    1,752,163     1,706,530
U.S. Government.....................................        62           45          261          542           540
States and political subdivisions...................    44,839       44,555       46,091       44,289        48,145
Other (certified and official checks, etc.).........    11,716       11,047       10,263       11,342        12,316
                                                    -----------------------------------------------------------------
  Total average deposits by type of depositor.......$1,981,223    1,936,445    1,859,070    1,808,336     1,767,531
                                                    -----------------------------------------------------------------





Deposits: Average total deposits (including time deposits greater than $100 thousand) were $1.98 billion in 1997 compared to $1.94 billion in 1996, an increase of $44.8 million. Increases were concentrated in time deposits (including deposits greater than $100,000) and demand deposits. Total time deposits increased by 6.2% between 1996 and 1997 and demand deposits increased by 7.5% during the same time period. Decreases occurred in the savings and money market deposit categories which decreased by 1.3% and 12.4%, respectively. The increases in time deposits reflect the continuing trend among customers to seek higher interest rates by moving funds into this deposit vehicle away, primarily, from regular savings accounts. The increase in demand deposits is noteworthy because these accounts represent the principal banking relationship for most customers. The increase in deposits reflects the impact of the new branch offices opened since 1995 and the continuing focus at TrustCo on providing core banking services faster, cheaper and better than its competitors. The TrustCo demand deposit account has one of the lowest minimum balance requirement compared to other financial institutions operating in the same banking territory.
   For 1997, TrustCo had $101.3 million of certificates of deposit with balances greater than $100,000. The vast majority of these accounts are retail in nature and represent traditional TrustCo customers attracted to the Bank by the same factors as other banking customers. TrustCo does not offer these depositors any differential in interest rates, services or terms.
   The overall cost of interest bearing deposits was 4.35% in 1997 compared to 4.26% in 1996. The increase in average balance of interest bearing deposits coupled with the 9 basis points increase in the average cost resulted in an increase of $3.2 million in interest expense to $80.9 million in 1997.
   The Company strives to maintain competitive rates on deposit accounts and to attract customers through a combination of competitive interest rates, strong customer service, and convenient banking locations. In this fashion, TrustCo is able to attract deposit customers looking for a long-term banking relationship, and to cross sell banking services utilizing the deposit account relationship as the starting point.




Maturity of Time deposits over $100 thousand

(dollars in thousands)    As of December 31, 1997
Under 3 months........................$ 36,594
3 to 6 months ........................  13,629
6 to 12 months .......................  20,928
Over 12 months........................  41,448
                                      ---------
Total.................................$112,599
                                      ---------

Other funding sources: The Company had $117.2 million of average short-term borrowings outstanding during 1997 compared to $98.3 million in 1996. The average cost of short-term borrowings was 4.76% in 1997 and 4.67 % in 1996. This resulted in an increase in interest expense of approximately $1.0 million.
   Virtually all of the short-term borrowing category consists of the Trustco Short-Term Investment Account, which was developed by the Bank to facilitate overnight deposits from the Company's Trust Department. Daily balances are transferred by the Trust Department into this account, and are collateralized by securities owned by the Bank.

Volume and Yield Analysis

(dollars in thousands)                          1997 vs. 1996                               1996 vs. 1995


                                      Increase        Due to      Due to          Increase         Due to            Due to
                                     (Decrease)       Volume        Rate         (Decrease)        Volume              Rate


Interest income (TE):
  Federal funds sold...............$    127           (411)         538             5,091          6,326            (1,235)
  Securities available for sale:
    Taxable......................      1,542          1,329         213            16,623         16,296               327
    Tax-exempt...................      2,014          1,876         138             5,026          5,045               (19)
                                 --------------------------------------------------------------------------------------------
    Total securities available
       for sale..................      3,556          3,205         351            21,649         21,341               308

  Investment securities:
    Taxable......................         --             --          --           (18,052)       (18,052)               --
    Tax-exempt...................         --             --          --            (2,963)        (2,963)               --
                                 --------------------------------------------------------------------------------------------
    Total investment securities..         --             --          --           (21,015)       (21,015)               --
  Loans..........................      2,173          2,303        (130)              (27)         2,860            (2,887)
                                 --------------------------------------------------------------------------------------------
    Total interest income........      5,856          5,097         759             5,698          9,512            (3,814)
                                 --------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing checking accounts       5              5          --              (765)            57              (822)
  Savings........................       (390)          (298)        (92)           (1,236)         1,811            (3,047)
  Time deposits
     and money markets...........      3,582          2,847         735             1,395            966               429
  Short-term borrowings..........        981            896          85             2,817          2,814                 3
  Long-term debt.................         --             --          --               (69)           (69)               --
                                 --------------------------------------------------------------------------------------------
    Total interest expense.......      4,178          3,450         728             2,142          5,579            (3,437)
                                 --------------------------------------------------------------------------------------------
    Net interest income (TE).....$     1,678          1,647          31             3,556          3,933              (377)
                                 --------------------------------------------------------------------------------------------

Increases and decreases in interest income and interest expense due to both rate and volume have been  allocated to the two categories of variances  (volume and rate) based on the percentage relationship of such variances to each other.

Net Interest Income: Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 1997 increase in net interest income was primarily the result of increases in the average balance of earning assets.
   Taxable equivalent net interest income for 1997 was $88.7 million, up $1.7 million over 1996. The average balance of interest earning assets increased by $67.9 million or 3.2% over 1996. The yield on average interest earning assets increased by 2 basis points to 7.95% in 1997 compared to 7.93% in 1996, while the average cost on interest-bearing liabilities increased 10 basis points during 1997 to 4.38% from 4.28% in 1996. Likewise the average balance of interest-bearing liabilities increased from $1.92 billion in 1996 to $1.98 billion in 1997. Total interest expense for 1997 was $86.5 million, an increase of $4.2 million over the 1996 expense of $82.3 million. Approximately 80% of the increase in interest expense for 1997 is the result of the increase in the average balance of interest bearing liabilities.

 Capital Resources
   Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios and to qualify as a "well capitalized" bank in accordance with federal regulatory requirements. Historically most of the Company's capital requirements have been provided through retained earnings generated. New issues of equity securities have not been required to support the Company's growth.

Dividends per Share
(chart omitted)

1995             $0.76
1996             $0.86
1997             $0.99


  A basic element of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital that has been generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operation of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a cash dividend payout ratio of 72.3% of net income for 1997, 70.4% for 1996, and 69.6% for 1995. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use for the excess capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue in 1998 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.
   TrustCo's Tier 1 capital was $163.0 million or 13.43% of risk-adjusted assets at December 31, 1997, and $157.2 million or 12.99% of risk-adjusted assets at December 31, 1996. Tier 1 capital to average assets at December 31, 1997 was 7.00%, as compared to 7.04% in 1996. At December 31, 1997 and 1996, the subsidiary bank, Trustco, met the regulatory definition of a "well capitalized" institution.

Risk Management
   The responsibility for balance sheet risk management oversight is the function of the Asset Allocation Committee. This committee meets monthly and includes the executive officers of the Company as well as other department managers as appropriate. The meetings include a review of balance sheet structure, formulation of strategy in light of expected economic conditions, and comparison to established guidelines to control exposures to various types of risk.

Credit Risk
   Credit risk is managed through a network of loan officer authorities, review committees, loan policies, and oversight from the senior executives of the Company. Management follows a policy of continually identifying, analyzing and evaluating the credit risk inherent in the loan portfolio. As a result of management's ongoing reviews of the loan portfolio, loans are placed in nonaccrual status,either due to the delinquent status of the principal and/or interest payments, or based on a judgment by management that, although payment of principal and/or interest is current, such action is prudent. Loans are generally placed in nonaccrual status when principal and/or interest is three payments past due. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates a sustained ability to make scheduled payments of interest and principal.

Nonperforming Assets
   Nonperforming assets include loans in nonaccrual status, loans which have been treated as troubled debt restructurings, loans past due three payments or more and still accruing interest, and foreclosed real estate properties.
   Nonperforming assets at year end 1997 totalled $20.0 million, a decrease of $600 thousand from the balance of $20.6 million at year end 1996. Nonperforming loans decreased from $14.0 million in 1996 to $10.7 million at year end 1997. Nonperforming loans as a percentage of the total loan portfolio were 0.82% in 1997 and 1.13% in 1996.
   Included in nonperforming loans at year end 1997 are $6.3 million of loans in nonaccrual status, a reduction of $4.5 million, or 41.4%, from year end 1996 balances. Loans past due three payments or more and still accruing interest of $ 1 . 1 million are up $270 thousand from the 1996 year end balance. Restructured loans in 1996 were $2.5 million, compared to $3.3 million in 1997. Adherence to strong underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo, and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.
   TrustCo has a diversified loan portfolio with no concentrations to any one borrower or in any single industry. TrustCo has a significant portfolio of residential mortgage loans to borrowers in the Upstate New York region.
   Nonperforming assets at year end 1997 include $9.3 million of foreclosed properties, compared to $6.5 million in 1996. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral securing the loan balance. The increase in the foreclosed properties balance is the result of efforts by the Company to complete collection efforts on nonperforming loans. Once properties are included in the foreclosed properties category, management takes decisive action to quickly dispose of them. Management believes that the $9.3 million balance of foreclosed properties is realizable through the normal course of disposing of these properties.
   There are no other loans in the Bank's portfolio that management is aware of that pose significant risk of the eventual non-collection of principal and interest. As of December 31, 1997, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.
   TrustCo has no advances to borrowers or projects located outside the United States.

Allowance for Loan Losses
   The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which management determines are uncollectible. The adequacy of the allowance is evaluated continuously, with emphasis on nonperforming and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the loan portfolio's inherent risk given present and anticipated conditions.


Allowance for Loan Loss
(chart omitted)

1995           $48.3
1996           $51.6
1997           $53.5



Nonperforming Assets
(dollars in thousands)                                                 As of December 31,


                                                    1997           1996          1995       1994        1993


Loans in nonaccrual status......................$  6,298         10,748        12,832      6,370      10,227
Loans past due 3 payments or more...............   1,060            792         1,696      4,436       6,567
Restructured loans..............................   3,294          2,495         1,130        910          --
                                                ---------------------------------------------------------------------
Total nonperforming loans.......................  10,652         14,035        15,658     11,716      16,794

Foreclosed real estate..........................   9,309          6,518         3,732      5,080       4,309
                                                ---------------------------------------------------------------------
Total nonperforming assets......................$ 19,961         20,553        19,390     16,796      21,103
                                                ---------------------------------------------------------------------
Allowance for loan losses.......................$ 53,455         51,561        48,320     38,851      34,087
Allowance coverage of nonperforming loans.......    5.02x          3.67          3.09       3.32        2.03
Nonperforming loans as a % of total loans.......    0.82%          1.13          1.28       1.01        1.56
Nonperforming assets as a % of total assets.....    0.84           0.91          0.89       0.85        1.07
                                                ---------------------------------------------------------------------

   The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1997 were $6.6 million, compared to $5.6 million in 1996. Recoveries were $3.1 million in 1997 and $2.3 million in 1996. The provision recorded on the consolidated income statement in 1997 was $5.4 million compared to $6.6 million in 1996.
   Net charge offs as a percentage of average loans were 0.28% in 1997, compared to 0.27% in 1996. The allowance for loan losses as a percentage of loans outstanding was 4.12% in 1997 and 4.15% in 1996. The Company has a policy of recognizing problem loan charge offs early and pursuing collection efforts aggressively. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
   TrustCo adopted the provisions of Statement of Financial AccountingStandards No. 114 (Statement 114),"Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118(Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," as of January 1, 1995.
   The enclosed consolidated financial statements have been presented in accordance with these accounting pronouncements. The footnotes to the consolidated financial statements provide additional details with respect to the adoption and accounting requirements of these pronouncements.
   TrustCo has classified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans since the adoption of these accounting requirements.
   At year end 1997 and 1996, there were $3.7 million and $8.6 million, respectively, of impaired loans.

Allowance to Loans Outstanding
(chart omitted)

1995          3.94%
1996          4.15%
1997          4.12%


  The average balances of impaired loans during 1997 and 1996 were $6.0 million and $8.5 million, respectively. The Company recognized approximately $350 thousand and $560 thousand of interest income on these loans in 1997 and 1996, respectively.


Summary of Loan Loss Experience
(dollars in thousands)
                                                    1997           1996          1995           1994           1993



Amount of loans outstanding at end of year
  (less unearned income)......................$1,298,276      1,241,882     1,226,142      1,161,789      1,075,564
Average loans outstanding during year

  (less average unearned income).............. 1,260,771      1,227,407     1,187,929      1,122,698      1,044,855
                                              -------------------------------------------------------------------------
Balance of allowance at beginning of year.....    51,561         48,320        38,851         34,087         26,919
Loans charged off:
  Commercial..................................     3,506          3,213         4,823          3,864          5,866
  Real estate.................................     2,014          1,498         1,694             53            199
  Installment.................................     1,059            937           821            907            676
                                              -------------------------------------------------------------------------
    Total.....................................     6,579          5,648         7,338          4,824          6,741
                                              -------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial..................................     2,718          1,963         3,504         1,125           1,810

  Real estate.................................       169            110           258            --              --

  Installment.................................       172            239           347           407             523
                                              -------------------------------------------------------------------------
    Total.....................................     3,059          2,312         4,109         1,532           2,333
                                              -------------------------------------------------------------------------
Net loans charged off.........................     3,520          3,336         3,229         3,292           4,408
                                              -------------------------------------------------------------------------
Additions to allowance charged to
  operating expense...........................     5,414          6,577        12,698         8,056          11,576
                                              -------------------------------------------------------------------------
Balance of allowance at end of year...........$   53,455         51,561        48,320        38,851          34,087
                                              -------------------------------------------------------------------------
Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)..............      0.28%          0.27          0.27          0.29            0.42
Allowance as a percent of loans outstanding
  at end of year..............................      4.12           4.15          3.94          3.34            3.17
                                              -------------------------------------------------------------------------

Market Risk
   The Company's principal exposure to market risk is with respect to interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current market value.

Interest Rate Risk
   Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
   The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk but net interest income is not always enhanced by this action.
   One measure of interest rate risk, the so called gap, is illustrated in the table "Interest Rate Sensitivity." The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis, the maturity and repricing of loans is based on the expected cash flows or
earliest   repricing   date.  For  securities   available  for  sale, mortgage-
backed securities are stated using anticipated cash flows over their average life, and debt securities are stated at final maturity. Equity securities that the Bank is required to hold are categorized in the rate insensitive column for this presentation. Other equity securities are shown in the 0-90 days category. Interest-bearing checking, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.
   At December 31, 1997, the Company's gap position indicates an excess of assets repricing in the 0 to 90 day period of $350.0 million. This positive gap position is the result of management's decision to retain $395.0 million of federal funds sold at year end 1997 for potential reinvestment in 1998. The gap position turns negative (an excess of liabilities subject to repricing over assets that can reprice during that time period) in the 91 to 365 day period by


Interest Rate Sensitivity
(dollars in thousands)
                                                                 At December 31, 1997


                                                       Repricing, or able to be repriced, in:


                                             0-90       91-365         1-5       Over 5           Rate
                                             Days         Days       Years        Years    Insensitive         Total


Assets:
  Federal funds sold.....................$395,000           --          --           --             --       395,000
  Securities available for sale..........  52,469       24,278     122,296      390,303         12,553       601,899
  Loans, net of unearned income.......... 252,368      161,537     181,951      696,122          6,298     1,298,276
  Noninterest rate sensitive assets......      --           --          --           --         77,090        77,090
                                         ------------------------------------------------------------------------------
      Total assets....................... 699,837      185,815     304,247    1,086,425         95,941     2,372,265
                                         ------------------------------------------------------------------------------
Cumulative total assets..................$699,837      885,652   1,189,899    2,276,324      2,372,265     2,372,265
                                         ------------------------------------------------------------------------------
Liabilities and shareholders' equity:
  Deposits:
    Interest bearing deposits............$214,914      433,282     838,370      404,952             --     1,891,518
    Non-interest bearing deposits........   7,078       13,607      50,431       59,229             --       130,345
                                         ------------------------------------------------------------------------------
      Total deposits..................... 221,992      446,889     888,801      464,181             --     2,021,863
  Borrowings............................. 127,850           --          --           --             --       127,850
  Noninterest rate sensitive liabilities.      --           --          --           --         43,727        43,727
  Shareholders' equity...................      --           --          --           --        178,825       178,825
                                         ------------------------------------------------------------------------------
      Total liabilities and
             shareholders'equity......... 349,842      446,889     888,801      464,181        222,552     2,372,265
                                         ------------------------------------------------------------------------------
Cumulative total liabilities and
   shareholders' equity..................$349,842      796,731   1,685,532    2,149,713      2,372,265     2,372,265
                                         ------------------------------------------------------------------------------
Incremental gap:
  Interest sensitivity gap...............$349,995     (261,074)   (584,554)     622,244
  Gap as a % of earning assets...........   15.25%      (11.37)     (25.47)       27.11
  Interest sensitive assets
          to liabilities.................  204.17        42.89       36.29       268.28
Cumulative gap:
  Interest sensitivity gap...............$349,995       88,921    (495,633)     126,611
  Gap as a % of earning assets...........   15.25%        3.87      (21.59)        5.52
  Interest sensitive assets to
          liabilities....................  204.17       114.12       73.70       112.72
                                         ------------------------------------------------------------------------------



$261.1 million. This situation occurs as a result of the amount of deposits that are subject to repricing during this time period. However, for the period from 0 days to 1 year, the Company has a cumulative positive gap position of $88.9 million. Interest rate sensitivity using gap analysis is most useful for the period of less than one year.
   The Company's gap position in relation to products, services, and the marketplace is constantly under evaluation by the Asset Allocation Committee.
   There are several significant shortcomings inherent in the method of analysis presented in the Interest Rate Sensitivity table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

Liquidity Risk
   TrustCo seeks to obtain favorable funding sources and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including changes in the markets served by the Bank's network of branches, the mix of assets and liabilities, and general economic conditions.
   The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies. Continual mon-
   itoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations arise.
   The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three categories for the purposes of managing liability-based liquidity: net core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on the level and quality of service as they are on interest rate. At December 31, 1997, core deposits (total deposits less time deposits greater than $100,000) amounted to $1.91 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."
   In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100,000. The average balances of these purchased liabilities are detailed in the table "Average Sources of Funding." During 1997, the average balance of purchased liabilities was $218.5 million, compared with $185.0 million in 1996, and $121.0 million in 1995.
   In addition, TrustCo has approximately $200 million available under lines of credit with the Federal Home Loan Bank of New York.

Off-Balance Sheet Risk
   Commitments to extend credit: TrustCo makes contractual commitments to extend credit, and extends lines of credit which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1997 and 1996, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $223.8 million and $222.5 million, respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
   Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit standards and management procedures in effect to monitor other credit risks. At December 31, 1997 and 1996, outstanding standby letters of credit were approximately $7.7 million and $12.0 million, respectively.
   Other Off-Balance Sheet Risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, options, or any other instrument commonly referred to as derivatives. Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.

Noninterest  Income and Expense
Noninterest Income: Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $17.2 million in 1997, $10.3 million in 1996 and $14.1 million in 1995. Included in the 1997 results are approximately $200 thousand of securities losses compared with losses of $4.5 million in 1996 and gains of $240 thousand in 1995. Excluding securities transactions, noninterest income would have been $17.4 million and $14.8 million in 1997 and 1996, respectively.
   The Trust Department contributes the largest recurring portion of noninterest income through fees generated from the performance of fiduciary and investment management services. Income from these fiduciary activities totalled $6.6 million in 1997, $5.6 million in 1996 and $4.9 million in 1995. Trust fees are calculated as a percentage of the assets under management by the Trust Department. During 1997 assets under management increased to $1.07 billion from $950 million at year end 1996. The increase in the assets under management is due to the Trust Department's success at attracting new customers and to market appreciation.

Noninterest income

(dollars in thousands)
                                                                                                    1997 vs. 1996
                                                    1997           1996          1995           Amount        Percent


Trust department income..........................$ 6,554          5,556         4,890              998           18.0%
Fees for services to customers...................  7,671          6,981         7,003              690            9.9
Net gain (loss) on securities transactions.......   (166)        (4,536)          243            4,370           96.3
Other............................................  3,163          2,312         1,931              851           36.8
                                                 -----------------------------------------------------------------------------
  Total noninterest income.......................$17,222         10,313        14,067            6,909           67.0%
                                                 -----------------------------------------------------------------------------


Noninterest Expense

(dollars in thousands)
                                                                                                  1997 vs. 1996
                                                    1997           1996          1995         Amount          Percent


Salaries and employee benefits...................$23,162         21,532        19,895          1,630              7.6%
Net occupancy expense............................  5,270          4,178         4,562          1,092             26.1
Equipment expense................................  4,165          3,289         3,403            876             26.6
FDIC insurance expense...........................    246              7         2,101            239          3,414.3
Professional services............................  3,489          3,676         3,585           (187)            (5.1)
Other real estate expenses.......................  1,056            718         3,120            338             47.1
Other............................................  8,838          8,615         7,774            223              2.6
                                                 ----------------------------------------------------------------------------
  Total noninterest expense......................$46,226         42,015        44,440          4,211             10.0%
                                                 ----------------------------------------------------------------------------



   Changes in fees for services to customers reflect the fee scale used by the Bank for pricing its services and the volume of services customers utilized.
   Included in other noninterest income for 1997 is approximately $500 thousand resulting from the gain on sales of premises and equipment. Proceeds from the sale of these fixed assets were approximately $4.0 million.

Noninterest Expense: Noninterest expense was $46.2 million in 1997, compared with $42.0 million in 1996 and $44.4 million in 1995. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 40.6% in 1997, 39.5% in 1996 and 42.5% in 1995. The general industry goal is the attainment of a 60% efficiency ratio. TrustCo has consistently outperformed this industry goal by a wide margin since 1994.
   Salaries and employee benefits are the most significant component of noninterest expense. For 1997, these expenses amounted to $23.2 million, compared with $21.5 million in 1996. The increase in salaries and employee benefits reflects the addition of new branches in 1996 and 1997 and salary adjustments given to employees.
   Net occupancy costs increased to $5.3 million in 1997 from $4.2 million in 1996 and $4.6 million in 1995. The increased occupancy costs are primarily the result of added charges associated with the new branch facilities. During 1997, FDIC insurance premiums increased to approximately $250 thousand. This premium represents the minimum amount that the FDIC assesses and reflects the fact that Trustco Bank is a highly rated financial institution from a regulatory perspective. Other real estate expenses increased slightly due to the cost incurred to hold or dispose of foreclosed properties.
   The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the roll over of the two digit year value to 00. TrustCo has been working on this problem for several years and has developed a plan for all reprogramming efforts to be completed during 1998, allowing adequate time for testing. The total cost associated with this project has not had, and is not anticipated to have a material effect on the Company's financial position or results of operations.

Income Tax
   In 1997, TrustCo recognized income tax expense of $18.9 million, as compared to $17.3 million in 1996 and $12.8 million in 1995. The tax expense on the Company's income was different than tax expense at the statutory rate of 35% due primarily to tax exempt income, the effect of New York State income taxes, and the reduction in 1995 of the deferred tax asset valuation reserve.
   Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. The valuation allowance of $2.1 million at December 31,

1997 and 1996, is reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences, including the lack of state carry backs and carry forwards.
   Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax assets of $38.2 million and $34.5 million at December 31, 1997 and 1996, respectively, will be realized.

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

Impact of Changes in Accounting Standards
   Accounting for Stock-Based Compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), which establishes a fair value based method of accounting for stock options, such as the Company's stock option plans. Under Statement 123, entities can recognize stock-based compensation expense in the basic financial statements using either
(1) the intrinsic value based approach set forth in the Accounting Principles Board Opinion No. 25 (APB Opinion 25) or (2) the fair value based method introduced in Statement 123. Companies electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 had been applied. Under the method currently utilized by TrustCo (APB Opinion
25), compensation expense is determined based upon the option's intrinsic value. Under the fair value based method introduced by Statement 123, compensation expense is based on the estimate of the option's fair value at the grant date and is generally recognized over the vesting period. The Company adopted the provisions of Statement 123 as of January 1, 1996, and has elected to continue to measure stock-based compensation cost in accordance with APB Opinion 25. Therefore, the pro forma disclosures required by Statement 123 have been included in the footnotes to the consolidated financial statements.
   Transfer of Financial Assets and Extinguishment of Liabilities: In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial-components approach that focuses on control. Statement 125 extends the "available for sale" and "trading" approach of Statement 115 to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, Statement 125 amends Statement 115 with respect to the classification as held to maturity of a security that can be prepaid or settled at a loss to the holder of the security. Statement 125 is effective for financial assets held on or acquired after January 1, 1997. Certain aspects of Statement 125 were amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of Statement 125 did not have a material impact on the Company's consolidated financial statements.
   Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing EPSand supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPSwith the presentation of basic EPS. It also requires dual presentation of basic and diluted EPSon the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPScomputation.
   Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.


Summary of unaudited quarterly financial information
(dollars in thousands, except per share data)
                                                     1997                                              1996

                                    Q1         Q2        Q3         Q4      Year       Q1        Q2       Q3       Q4      Year

Income statement:
  Interest income..............$41,895     42,863    43,646     43,601   172,005   41,508    41,822   41,590   41,727   166,647
  Interest expense............. 20,888     21,377    22,034     22,221    86,520   20,377    20,290   20,785   20,890    82,342
                               -------------------------------------------------------------------------------------------------
  Net interest income ......... 21,007     21,486    21,612     21,380    85,485   21,131    21,532   20,805   20,837    84,305
  Provision for loan losses....  1,210      1,185     1,345      1,674     5,414    3,110       854      943    1,670     6,577
                               -------------------------------------------------------------------------------------------------
  Net interest income
    after provision for
    loan losses................ 19,797     20,301    20,267     19,706    80,071   18,021    20,678   19,862   19,167    77,728
  Noninterest income...........  3,536      3,809     4,326      5,551    17,222    3,127     1,025    2,409    3,752    10,313
  Noninterest expense.......... 11,204     11,587    11,111     12,324    46,226   10,446    10,675   10,248   10,646    42,015
                               -------------------------------------------------------------------------------------------------
  Income before
    income taxes............... 12,129     12,523    13,482     12,933    51,067   10,702    11,028   12,023   12,273    46,026
  Income tax expense...........  4,536      4,670     4,999      4,687    18,892    4,017     4,115    4,556    4,639    17,327
                               -------------------------------------------------------------------------------------------------
  Net income...................  7,593      7,853     8,483      8,246    32,175    6,685     6,913    7,467    7,634    28,699
                               -------------------------------------------------------------------------------------------------
Per share data:
  Basic earnings...............    .32        .33       .36        .35      1.37      .29       .30      .32      .33      1.23
  Diluted earnings.............    .31        .33       .35        .34      1.33      .28       .29      .31      .32      1.20
  Cash dividends declared......    .24        .24       .24        .28       .99      .21       .21      .21      .24       .86
                               -------------------------------------------------------------------------------------------------


     This Statement requires restatement of all prior-period EPS data presented. All of the EPS disclosures made in this annual report have been restated for the effects of Statement 128.
   Information  about  Capital  Structure:   In  February  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129), which establishes standards for disclosure about a company's capital structure. In accordance with Statement 129, companies are required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by Statement 129 are effective for financial statements for periods ending after December 15, 1997. Management has provided the required information in this annual report.
   Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income. Statement 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the unrealized gain or loss on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 interim consolidated financial statements.
   Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual report.


Five Year Summary of Financial Data
(dollars in thousands, except per share data)
                                                                         Years Ended December 31,


                                                       1997           1996          1995           1994           1993
Statement of income data:
  Interest income...............................$   172,005        166,647       161,552        140,282        133,657
  Interest expense..............................     86,520         82,342        80,200         60,698         61,619
                                                ------------------------------------------------------------------------
  Net interest income...........................     85,485         84,305        81,352         79,584         72,038
  Provision for loan losses.....................      5,414          6,577        12,698          8,056         11,576
                                                ------------------------------------------------------------------------
  Net interest income after provision
    for loan losses.............................     80,071         77,728        68,654         71,528         60,462
  Noninterest income............................     17,222         10,313        14,067          4,560         19,176
  Noninterest expense...........................     46,226         42,015        44,440         40,560         43,502
                                                ------------------------------------------------------------------------
  Income before income taxes....................     51,067         46,026        38,281         35,528         36,136
  Income tax expense............................     18,892         17,327        12,754         12,640         12,516
                                                ------------------------------------------------------------------------
  Income before cumulative effect of
    change in accounting principle..............     32,175         28,699        25,527         22,888         23,620
  Cumulative effect of a change in
    accounting principle........................         --             --            --             --         (3,295)
                                                ------------------------------------------------------------------------
  Net income....................................$    32,175         28,699        25,527         22,888         20,325
                                                ------------------------------------------------------------------------
Share data (1):
  Average equivalent diluted shares outstanding
    (in thousands)..............................     24,282         23,999        23,767         23,562         23,449
  Book value....................................$      7.64           6.93          6.86           6.00           5.62
  Cash dividends................................       0.99           0.86          0.76           0.62           0.50
  Basic earnings................................       1.37           1.23          1.10           0.99           0.88
  Diluted earnings..............................       1.33           1.20          1.07           0.97           0.87
                                                ------------------------------------------------------------------------
Financial:
  Return on average assets......................       1.40%          1.29          1.23           1.15           1.04
  Return on average shareholders' equity (2)....      20.23          19.05         18.03          17.01          16.18
  Cash dividend payout ratio....................      72.34          70.38         69.55          62.52          56.88
  Tier 1 capital as a % of total risk adjusted
    assets......................................      13.43          12.99         12.45          12.08          12.18
  Total capital as a % of total risk adjusted
    assets......................................      14.72          14.28         13.73          13.35          13.45
  Efficiency ratio..............................      40.61          39.51         42.52          41.82          44.63
  Net interest margin...........................       4.02           4.07          4.18           4.25           3.99
                                                ------------------------------------------------------------------------
Average balances:
  Total assets..................................$ 2,302,598      2,220,535     2,073,391      1,994,497      1,946,715
  Earning assets................................  2,204,725      2,136,826     1,994,240      1,910,368      1,857,722
  Loans, net....................................  1,260,771      1,227,407     1,187,929      1,122,698      1,044,855
  Allowance for loan losses.....................    (53,173)       (51,233)      (45,086)       (37,334)       (30,214)
  Securities available for sale.................    623,001        580,919       301,080        332,980        192,433
  Investment securities.........................         --             --       292,908        250,812        455,136
  Deposits......................................  1,981,223      1,936,445     1,859,070      1,808,336      1,767,531
  Short-term borrowings.........................    117,184         98,324        38,090         18,129         17,447
  Long-term debt................................         --             --           788          2,840          3,870
  Shareholders' equity..........................     167,273       155,927       145,469        136,977        125,648

(1) Share and per share data have been adjusted for a 15% stock split in 1997 and 1996, a 6 for 5 stock split in 1995, a 10% stock dividend in 1994 and a 2 for 1 stock split in 1993.
(2) Average  shareholders'  equity excludes the market adjustment for securities available for sale.


Forward Looking Statements
Except for historical information contained in this "Management's Discussion and Analysis of Operations," the matters contained in this review are "forward looking statements" that involve risk and uncertainties concerning future events or performance and assumptions which may involve elements that are other than historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ from those expressed in any forward looking statement made by or on behalf of the Company herein: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends.

Glossary of Terms

Allowance  for  Loan  Losses
A balance sheet account which has been accumulated over a period of years as a reserve against losses from problem loans. The provision for loan losses is added to the allowance account, charge offs of loans decrease the allowance balance and recoveries on previously charged off loans serve to increase the balance.

Basic  Earnings Per Share
Net income divided by the weighted average number of common shares outstanding during the period.

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

Diluted  Earnings Per Share
Net income divided by the weighted average number of common shares outstanding during the period, taking into consideration the effect of stock options.

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

Nonperforming  Loans
The sum of loans in a nonaccrual status (for purposes of interest recognition) plus loans whose repayment criteria have been renegotiated to less than market terms due to the inability of the borrowers to repay the loan in accordance with its original terms plus accruing loans three payments or more past due as to principal or interest payments.

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

In meeting its  responsibilities   for  the  reliability  of  the  consolidated
financial statements, the Company depends on its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorizations and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Although accounting control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions. An important element of the system is a continuing and extensive internal audit program.

The Board of Directors of the Company has an Audit Committee composed entirely of directors who are not officers or employees of the Company. The Committee meets periodically and privately with management, the internal auditors, and the independent public accountants to consider audit results and to discuss internal accounting controls, auditing, and financial reporting matters.
KPMG Peat Marwick LLP, independent public accountants, have been engaged to render an independent professional opinion on the Company's consolidated financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their report as to the fair presentation, in the consolidated financial statements, of the Company's financial position, operating results and cash flows.


by /s/ R.A.McCormick
---------------------
Robert A. McCormick
President and Chief Executive Officer

by /s/ R.T. Cushing
--------------------
Robert T. Cushing
Vice President and Chief Financial Officer


January 23, 1998

Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:
We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence upporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We  believe  that  our  audits  provide  a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



by /s/ KPMG Peat Marwick LLP
-----------------------------
KPMG Peat Marwick LLP

Albany, New York

January 23, 1998


Consolidated Statements of Income
(dollars in thousands, except per share data)
                                                                                      Years Ended December 31,

                                                                                 1997           1996           1995



Interest income:
  Interest and fees on loans...............................................$  109,346        107,111        107,060
  Interest and dividends on:
    U.S. Treasuries and agencies...........................................    27,356         31,466         28,193
    States and political subdivisions......................................     5,637          4,254          2,902
    Mortgage-backed securities.............................................    10,094          4,114          8,602
    Other..................................................................     1,811          2,068          2,252
  Interest on federal funds sold...........................................    17,761         17,634         12,543
                                                                           ------------------------------------------------
      Total interest income................................................   172,005        166,647        161,552
                                                                           ------------------------------------------------
Interest expense:
  Interest on deposits.....................................................    80,946         77,749         78,355
  Interest on short-term borrowings........................................     5,574          4,593          1,776
  Interest on long-term debt...............................................        --             --             69
                                                                           ------------------------------------------------
      Total interest expense...............................................    86,520         82,342         80,200
                                                                           ------------------------------------------------
      Net interest income..................................................    85,485         84,305         81,352
Provision for loan losses..................................................     5,414          6,577         12,698
                                                                           ------------------------------------------------
      Net interest income after provision for loan losses..................    80,071         77,728         68,654
                                                                           ------------------------------------------------
Noninterest income:
  Trust department income..................................................     6,554          5,556          4,890
  Fees for services to customers...........................................     7,671          6,981          7,003
  Net gain/(loss) on securities transactions...............................      (166)        (4,536)           243
  Other....................................................................     3,163          2,312          1,931
                                                                           ------------------------------------------------
      Total noninterest income.............................................    17,222         10,313         14,067
                                                                           ------------------------------------------------
Noninterest expense:
  Salaries and employee benefits...........................................    23,162         21,532         19,895
  Net occupancy expense....................................................     5,270          4,178          4,562
  Equipment expense........................................................     4,165          3,289          3,403
  FDICinsurance expense....................................................       246              7          2,101
  Professional services....................................................     3,489          3,676          3,585
  Other real estate expenses...............................................     1,056            718          3,120
  Other....................................................................     8,838          8,615          7,774
                                                                           ------------------------------------------------
      Total noninterest expense............................................    46,226         42,015         44,440
                                                                           ------------------------------------------------
Income before income taxes ................................................    51,067         46,026         38,281
Income taxes...............................................................    18,892         17,327         12,754
                                                                           ------------------------------------------------
Net income.................................................................$   32,175         28,699         25,527
                                                                           ------------------------------------------------
Basic earnings per share...................................................$    1.37            1.23           1.10

Diluted earnings per share.................................................     1.33            1.20           1.07
                                                                           ------------------------------------------------
Per share data has been adjusted for a 15% stock split in 1997 and 1996, and a 6 for 5 stock split in 1995.
See  accompanying  notes to  consolidated  financial statements.


Consolidated Statements of Condition
(dollars in thousands, except  share data)
                                                                                            As of December 31,



                                                                                       1997                    1996
ASSETS

Cash and due from banks........................................................$     42,740                  45,779
Federal funds sold.............................................................     395,000                 310,000
                                                                               ---------------------------------------
      Total cash and cash equivalents..........................................     437,740                 355,779
Securities available for sale..................................................     601,899                 618,670
Loans..........................................................................   1,299,492               1,243,335
  Less: Unearned income........................................................       1,216                   1,453
        Allowance for loan losses..............................................      53,455                  51,561
                                                                               ---------------------------------------
      Net loans................................................................   1,244,821               1,190,321
Bank premises and equipment....................................................      18,609                  23,098
Real estate owned..............................................................       9,309                   6,518
Other assets...................................................................      59,887                  67,394
                                                                               ---------------------------------------
      Total assets.............................................................$  2,372,265               2,261,780
                                                                               ---------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand.......................................................................$    130,345                 123,553
  Savings .....................................................................     650,601                 661,915
  Interest-bearing checking accounts...........................................     240,699                 236,264
  Money market deposit accounts................................................      57,021                  61,131
  Certificates of deposit (in denominations of $100,000 or more)...............     112,599                  89,793
  Other time accounts..........................................................     830,598                 780,490
                                                                               ---------------------------------------
      Total deposits...........................................................   2,021,863               1,953,146
Short-term borrowings..........................................................     127,850                 111,662
Accrued expenses and other liabilities.........................................      43,727                  34,572
                                                                               ---------------------------------------
      Total liabilities........................................................   2,193,440               2,099,380
                                                                               ---------------------------------------
Shareholders' equity:

  Capital stock; $1 par value. 50,000,000 shares authorized; 24,257,382 and
    20,959,376 shares issued at December 31, 1997 and 1996, respectively.......      24,257                  20,959
  Surplus......................................................................     112,702                 114,228
  Undivided profits............................................................      32,119                  23,221
  Net unrealized gain on securities available for sale.........................      15,851                   5,239
  Treasury stock; 855,850 and 571,142 shares, at cost, at December 31, 1997
    and 1996, respectively.....................................................      (6,104)                 (1,247)
                                                                               ---------------------------------------
      Total shareholders' equity...............................................     178,825                 162,400
                                                                               ---------------------------------------
      Total liabilities and shareholders' equity...............................$  2,372,265               2,261,780
                                                                               ---------------------------------------
See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands, except per share data)
                                                                             Three Years Ended December 31, 1997

                                                                                         Net Unrealized
                                                                                            Gain/(Loss)
                                                                                          On Securities
                                                    Capital                  Undivided        Available      Treasury
                                                      Stock      Surplus       Profits         For Sale         Stock

Beginning balance, January 1, 1995..................$15,018      118,352         6,948              (41)         (994)
Net income -- 1995..................................     --           --        25,527               --            --
Cash dividend declared, $.76 per share..............     --           --       (17,755)              --            --
Stock options exercised.............................    100          793            --               --            --
6 for 5 stock split (3,016,716 shares)..............  3,017       (3,017)           --               --            --
Treasury stock purchased............................     --           --            --               --          (253)
Change in net unrealized gain/(loss) on securities
  available for sale................................     --           --            --           12,404            --
                                                    --------------------------------------------------------------------
Ending balance, December 31, 1995................... 18,135      116,128        14,720           12,363        (1,247)
Net income -- 1996..................................     --           --        28,699               --            --
Cash dividend declared, $.86 per share..............     --           --       (20,198)              --            --
Stock options exercised.............................     91          844            --               --            --
15% stock split (2,733,786 shares)..................  2,733       (2,733)           --               --            --
Treasury stock purchased............................     --           --            --               --          (805)
Sale of treasury stock..............................     --          (11)           --               --           805
Change in net unrealized gain/(loss) on securities
  available for sale................................     --           --            --           (7,124)           --
                                                    --------------------------------------------------------------------
Ending balance, December 31, 1996................... 20,959      114,228        23,221            5,239        (1,247)
Net income -- 1997..................................     --           --        32,175               --            --
Cash dividend declared, $.99 per share..............     --           --       (23,277)              --            --
Stock options exercised.............................    139        1,485            --               --            --
15% stock split (3,158,906 shares)..................  3,159       (3,159)           --               --            --
Treasury stock purchased............................     --           --            --               --        (7,735)
Sale of treasury stock..............................     --          148            --               --         2,878
Change in net unrealized gain/(loss) on securities
  available for sale................................     --           --            --           10,612            --
                                                    --------------------------------------------------------------------
Ending balance, December 31, 1997...................$24,257      112,702        32,119           15,851        (6,104)
                                                    --------------------------------------------------------------------
Per share data has been adjusted for a 15% stock split in 1997 and 1996, and a 6 for 5 stock split in 1995.
See  accompanying  notes to  consolidated  financial statements.



Consolidated Statements of Cash Flows
(dollars in thousands)
                                                                              For the Years Ended December 31,



                                                                            1997              1996              1995



Increase/(decrease)  in cash and cash  equivalents
Cash  flows  from  operating activities:
Net income............................................................$   32,175            28,699            25,527
                                                                      ------------------------------------------------
Adjustments  to  reconcile  net  income to net cash  provided  by/
  (used  in) operating activities:
    Depreciation and amortization.....................................     3,342             2,951             3,640
    Gain on sales of fixed assets.....................................      (460)               --                --
    Provision for loan losses.........................................     5,414             6,577            12,698
    Provision for deferred tax benefit................................    (3,693)           (4,088)           (9,811)
    Net (gain)/loss on sale or call of securities available for sale..       166             4,536              (284)
    Net loss on calls of investment securities........................        --                --                41
    (Increase)/decrease in taxes receivable...........................       730            (1,115)            4,044
    (Increase)/decrease in interest receivable........................     1,599               856            (3,586)
    Increase in interest payable......................................       191               144               954
    (Increase)/decrease in other assets...............................     5,386           (17,098)            6,711
    Increase/(decrease) in accrued expenses...........................     8,125             4,894            (3,300)
                                                                      ------------------------------------------------
         Total adjustments............................................    20,800            (2,343)           11,107
                                                                      ------------------------------------------------
         Net cash provided by operating activities....................    52,975            26,356            36,634
                                                                      ------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale................   179,342           382,780           243,597
  Proceeds from maturities and calls of securities available for sale.   205,256           125,978            48,106
  Purchase of securities available for sale...........................  (350,118)         (503,892)         (504,525)
  Proceeds from maturities and calls of investment securities.........        --                --            62,514
  Purchase of investment securities...................................        --                --            (3,212)
  Net increase in loans ..............................................   (70,148)          (27,469)          (75,287)
  Proceeds from sales of real estate owned ...........................     3,665             4,196             3,931
  Proceeds from sales of fixed assets.................................     3,967                --                --
  Capital expenditures................................................    (2,360)           (1,041)           (2,271)
                                                                      ------------------------------------------------
  Net cash used in investing activities...............................   (30,396)          (19,448)          (227,147)
                                                                      ------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits............................................    68,717            22,497            140,818
  Net increase in short-term borrowing................................    16,188            55,008             43,941
  Repayment of long-term debt.........................................        --                --             (3,550)
  Proceeds from exercise of stock options.............................     1,624               935                893
  Proceeds from sale of treasury stock................................     3,026               794                 --
  Payments to acquire treasury stock..................................    (7,735)             (805)              (253)
  Dividends paid......................................................   (22,438)          (19,447)           (16,926)
                                                                      ------------------------------------------------
  Net cash provided by financing activities...........................    59,382            58,982            164,923
                                                                      ------------------------------------------------
Net increase/(decrease) in cash and cash equivalents..................    81,961            65,890            (25,590)
Cash and cash equivalents at beginning of year........................   355,779           289,889            315,479
                                                                      ------------------------------------------------
Cash and cash equivalents at end of year..............................$  437,740           355,779            289,889
                                                                      ------------------------------------------------


Consolidated Statements of Cash Flows (continued)

(dollars in thousands)
                                                                                  For the Years Ended December 31,

                                                                              1997               1996             1995

Supplemental disclosure of cash flow information:
Interest paid.............................................................$ 86,329             82,198           79,246
Income taxes paid.........................................................  21,615             22,363           18,521
Transfer of investment securities to securities available for sale upon
  adoption of the FASB special report on Statement 115....................      --                 --          288,515
Transfer of loans to real estate owned....................................  10,234              8,393            7,705
Transfer of building from real estate owned to premises...................      --                 --            2,500
Increase in dividends payable.............................................     839                751              829
Change in unrealized (gain)/loss on securities available for sale -- gross (17,875)            12,134          (21,127)
Change in deferred tax effect on unrealized gain/(loss) on securities
  available for sale......................................................   7,263             (5,010)           8,723
                                                                          --------------------------------------------
See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

(1)Basis of Presentation
     The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo) and Trustco Bank, National Association (Bank or Trustco) and its operating subsidiary Trustco Realty Corp., conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows.
     The  preparation  of  consolidated   financial  statements  in  conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation
     The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.


Securities Available for Sale
     Securities available for sale are carried at market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of the capital accounts. Management maintains an available for sale portfolio in order to provide maximum flexibility in balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, would be available for sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank, both of which are required holdings for the Company) are included in securities available for sale at cost since there is no readily available market value.
     The cost of securities available for sale is adjusted for amortization of premium and accretion of discount on a method that equates to the level yield.
     Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.

Loans
     Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are recognized as income over the applicable loan term.
   Nonperforming loans include nonaccrual loans,restructured loans, and loans which are 3 payments or more past due and still accruing interest. Generally, loans are placed in nonaccrual status, either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Future payments received on nonperforming loans are recorded as interest income or principal reductions based upon management's ultimate expectation for collection. Loans may be removed from nonaccrual status when they become current as to principal and interest and have demonstrated a sustained ability to make loan payments in accordance with the contractual terms of the loan. Loans may also be removed from nonaccrual status when, in the opinion of management, the loan is expected to be fully collectable as to principal and interest.
  Impaired loans have been defined since January 1, 1995 as commercial and commercial real estate loans in nonaccrual status and loans restructured.

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


Dividend Restrictions
     Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Bank could pay $18.5 million plus 1998 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.


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


Earnings Per Share
     The Company computes and presents earnings per share (EPS) in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which requires dual presentation of basic and diluted EPS.
     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, taking into consideration the effect of stock options. All prior period EPS data has been restated to conform to the provisions of Statement 128.


Reclassification of Prior Year Statements
     It is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.


(2)Balances at Other Banks
     The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $9.8 million and $12.7 million at December 31, 1997 and 1996, respectively.


(3)Securities Available for Sale
    The amortized cost and approximate market value of the securities available for sale are as follows:
(dollars in thousands)
                                                                        At December 31, 1997


                                                                                Gross        Gross  Approximate
                                                                Amortized  Unrealized   Unrealized       Market
                                                                     Cost       Gains       Losses        Value
U.S. Treasuries ooand agencies.................................$  273,517       5,354           48      278,823
States and political oosubdivisions............................   109,210       4,577           --      113,787
Mortgage-backedoosecurities....................................   151,989       3,196          105      155,080
Other..........................................................    15,430          26            5       15,451
                                                               --------------------------------------------------
Total debt securities..........................................   550,146      13,153          158      563,141
Equity securities..............................................    24,955      13,803           --       38,758
                                                               --------------------------------------------------
Total securities available for sale............................$  575,101       26,956          158      601,899
                                                               --------------------------------------------------



(dollars in thousands)
                                                                           At December 31, 1996

                                                                                Gross        Gross  Approximate
                                                                Amortized  Unrealized   Unrealized       Market
                                                                     Cost       Gains       Losses        Value
U.S. Treasuries ooand agencies.................................$  404,885       3,564        1,516      406,933
States and political oosubdivisions............................    94,954       2,135          171       96,918
Mortgage-backedoosecurities....................................    75,492       1,114          113       76,493
Other..........................................................     4,276          --           --        4,276
                                                               --------------------------------------------------
Total debt oosecurities........................................   579,607       6,813        1,800      584,620
Equity securities..............................................    30,139       3,911           --       34,050
                                                               --------------------------------------------------
Total securities available for sale............................$  609,746      10,724        1,800      618,670
                                                               --------------------------------------------------



   The following table distributes the debt securities available for sale portfolio as of December 31, 1997, based on the securities' final maturity
(mortgage-backed securities are stated using an estimated average life):


(dollars in thousands)
                                                            Approximate
                                                Amortized         Market
                                                     Cost          Value

Due in one year or less..........................$ 26,710         26,825
Due after one year through five years............  83,498         85,026
Due after five years through ten years........... 273,603        279,600
Due after ten years.............................. 166,335        171,690
                                                 ------------------------
                                                 $550,146        563,141


   Actual  maturities  may  differ  from  contractual   maturities   because  of
securities  prepayments and the right of certain issuers to call or prepay their obligations without penalty.
   The  proceeds  from  sales of  securities,  gross  realized  gains  and gross realized losses from sales and calls during 1997, 1996 and 1995 are as follows:


(dollars in thousands)
                                              At December 31,


                                  1997       1996       1995


Proceeds from sales...........$179,342    382,780    243,597
Gross realized gains..........     828      3,214      1,220
Gross realized losses.........     994      7,750        977


   Included in the gross realized losses figure for 1995 is $41 thousand losses from calls of investment securities.
   The amount of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $288.9 million and $299.7 million at December 31, 1997 and 1996 respectively.
   There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 1997 and 1996.

(4)Loans and Allowance for Loan Losses

   A summary of loans by category is as follows:



(dollars in thousands)
                                                    At December 31,
                                                  1997            1996


Commercial..................................$  183,855         217,363
Construction................................     7,902           7,055
Residential mortgage loans..................   905,298         801,826
Home equity line of credit..................   172,448         183,832
Installment loans...........................    29,989          33,259
                                            -----------------------------
Total loans................................. 1,299,492       1,243,335
Less: Unearned income.......................     1,216           1,453
      Allowance for loan losses.............    53,455          51,561
                                            -----------------------------
Net loans...................................$1,244,821       1,190,321
                                            -----------------------------

   At December 31, 1997 and 1996, loans to executive officers, directors, and to associates of such persons aggregated $6.8 million and $6.9 million, respectively. During 1997, new loans of $4.5 million were made and repayments of loans totalled $4.6 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
   TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.

  The following table sets forth the information with regard to nonperforming loans:


(dollars in thousands                                   At December 31,


                                             1997          1996                 1995


Loans in nonaccrual status................$ 6,298        10,748               12,832
Loans contractually past due
  3 payments or more and still
    accruing interest.....................  1,060           792                1,696
Restructured loans........................  3,294         2,495                1,130
                                          -------------------------------------------------
Total nonperforming loans.................$10,652        14,035               15,658
                                          -------------------------------------------------

   Interest on nonaccrual and restructured loans of $1.0 million in 1997 and $1.3 million in each of 1996 and 1995 would have been earned in accordance with the original contractual terms of the loans. Approximately $519 thousand, $834 thousand and $607 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 1997, 1996, and 1995, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

   Transactions in the allowance for loan losses account are summarized as follows:


(dollars in thousands)
                                              For the years ended December 31,


                                                  1997          1996           1995

Balance at beginning of year.................$  51,561        48,320         38,851
Provision for loan losses....................    5,414         6,577         12,698
Loans charged off............................   (6,579)       (5,648)        (7,338)
Recoveries on loans previously charged off...    3,059         2,312          4,109
                                             ----------------------------------------
Balance at year end..........................$  53,455        51,561         48,320
                                             ----------------------------------------

   The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114), "Accounting by Creditors for Impairment of a Loan." Statement 114 was amended by Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products.
   There were no nonaccrual commercial and commercial real estate loans classified as impaired loans at December 31, 1997. At December 31, 1996, there were $5.7 million of commercial and commercial real estate loans that were in nonaccrual status and were classified as impaired loans. In addition, there were newly restructured retail loans totalling $3.7 million and $2.9 million that as of December 31, 1997 and 1996 respectively, were identified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because of the significant charge offs that have been taken in prior years, and the fact that the collateral values support the loan balances. Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of cash payments received on restructured loans).
   During 1997, 1996, and 1995, the average balance of impaired loans was $6.0 million, $8.5 million, and $10.5 million, respectively, and there was approximately $350 thousand, $562 thousand, and $400 thousand of interest income recorded on these loans in the accompanying consolidated statements of income.
   There were $1.4 million and $2.6 million of loans pledged for various purposes at December 31, 1997 and 1996, respectively.

 (5)Bank  Premises  and Equipment
   A summary of premises and equipment at December 31, 1997 and 1996 follows:
(dollars in thousands)
                                        1997            1996


Land................................$  2,511           3,585
Buildings...........................  22,461          25,214
Furniture, fixtures and equipment...  16,229          15,761
Leasehold improvements..............   3,679           3,711
                                    --------------------------
                                      44,880          48,271
Accumulated depreciation and
  amortization...................... (26,271)        (25,173)
                                    --------------------------
Total...............................$ 18,609          23,098
                                    --------------------------

   Depreciation and amortization expense approximated $3.3 million, $3.0 million, and $3.6 million for the years 1997, 1996, and 1995, respectively. Occupancy expense of Bank premises included rental expense of $1.3 million in 1997, $1.2 million in 1996 and $1.1 million in 1995. (6)oShort-Term Borrowings

   Short-term  borrowings,   consisting  primarily  of  the  Trustco  Short-Term
Investment Account, were as follows:


(dollars in thousands)                           1997
                                    Trustco           Other
                                 Short-Term      Short-Term
                                    Account      Borrowings          Total
Amount outstanding at
  December 31, 1997..............$   94,848          33,002        127,850
Maximum amount outstanding at any
  month end......................    95,062          34,136        129,198
Average amount outstanding.......    90,633          26,551        117,184
Weighted average interest rate:
  For the year...................      5.15%           3.43           4.76
  As of year end.................      5.30            3.59           4.86



 (dollars in thousands)                          1996
                                    Trustco           Other
                                 Short-Term      Short-Term
                                    Account      Borrowings          Total

Amount outstanding at
  December 31, 1996..............$   94,298          17,364        111,662
Maximum amount outstanding at any
  month end......................   106,441          20,217        124,961
Average amount outstanding.......    79,583          18,741         98,324
Weighted average interest rate:
  For the year...................      5.01%           3.25           4.67
  As of year end.................      4.99            3.33           4.73

   The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Bank pledged for that purpose.
   Trustco has approximately $200 million of available lines of credit with the Federal Home Loan Bank.

(7)Income Taxes
   A summary of income tax expense/(benefit) included in the consolidated statements of income follows:


(dollars in thousands)For the years ended December 31,


                                            1997              1996          1995


Current tax expense:
  Federal...............................$ 17,642            16,705        16,919
  State.................................   4,943             4,710         5,646
                                        ------------------------------------------
Total current tax expense...............  22,585            21,415        22,565
Deferred tax benefit....................  (3,693)           (4,088)       (9,811)
                                        ------------------------------------------
Total income tax expense................$ 18,892            17,327        12,754
                                        ------------------------------------------

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 is as follows:

Deferred Tax Assets and Liabilities


(dollars in thousands)
                                                               December 31,

                                                          1997              1996
                                                      Deductible/       Deductible/
                                                        (taxable)         (taxable)
                                                        temporary         temporary
                                                      differences       differences

Bond accounting.........................................$     (54)               43
Benefits and deferred remuneration......................    4,354             4,034
Deferred loan fees, net.................................      642               840
Difference in reporting the provision for
  loan losses,net.......................................   26,605            25,247
Other income or expense not utilized for tax purposes...    6,540             4,527
Depreciable assets......................................    1,294             1,319
Other items.............................................      897               575
                                                        -------------------------------
      Total.............................................   40,278            36,585
Valuation reserve.......................................   (2,051)           (2,051)
                                                        -------------------------------
Net deferred tax asset at end of year...................   38,227            34,534
Net deferred tax asset at     beginning of year.........   34,534            30,446
                                                        -------------------------------
Deferred tax benefit....................................$  (3,693)           (4,088)
                                                        -------------------------------


 Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $2.1 million at December 31, 1997 and 1996 is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences, including the lack of state carrybackwards and carryforwards. During 1995, the valuation reserve was reduced as a result of the resolution of several tax return audits and management's reassessment of the realization of certain deferred tax assets. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $38.3 million and $34.5 million at December 31, 1997 and 1996, respectively, will be realized.
   In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax liability of $10.9 million at December 31,1997, and $3.7 million at December 31, 1996, relating to the net unrealized gains on securities available for sale.

  The effective tax rates differ from the  statutory  federal  income tax rate.
The reasons for these differences are as follows:


                                            1997              1996          1995


Statutory federal income tax rate.........  35.0%             35.0          35.0
Increase/(decrease) in taxes
  resulting from: Tax exempt income.......  (3.7)             (3.3)         (3.1)
                  State income tax, net of
                    federal tax benefit...   5.3               5.4           9.6
  Reduction in valuation reserve..........    --                --          (6.9)
  Other items.............................   0.4               0.6          (1.3)
                                          --------------------------------------------
Effective income tax rate.................  37.0%             37.7          33.3
                                          --------------------------------------------


(8)Benefit Plans
(a) Retirement Plan
    The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1997 and 1996

Actuarial Present Value of Benefit Obligations:
(dollars in thousands)
                                              1997                         1996
Accumulated benefit obligation,
  including vested benefits of $16,198
  and $14,186 in 1997 and 1996,
  respectively..........................  $(16,535)                     (14,370)
                                        --------------------------------------------
Projected benefit obligation for service
  rendered to date......................   (19,405)                     (16,336)
Plan assets at fair value...............    29,776                       25,170
                                        --------------------------------------------
Plan assets in excess of projected
  benefit obligation....................    10,371                        8,834
Unrecognized net gain from past
  experience different from that
  assumed and effects of changes in
  assumptions...........................    (7,979)                      (6,499)
Unrecognized prior service cost.........      (375)                        (420)
Unrecognized net asset at transition being
  recognized over 4 remaining years.....      (442)                        (590)
                                        --------------------------------------------
Prepaid pension expense.................  $  1,575                        1,325
                                        --------------------------------------------

Net Pension Benefit for the years endedDecember 31:
(dollars in thousands)
                                                      1997            1996           1995


Service cost -- benefits earned during the period..$   712             653            511
Interest cost on projected benefit obligation......  1,054             995            920
Actual return on plan assets....................... (5,632)         (3,653)        (5,080)
Net amortization and deferral......................  3,616           1,952          3,639
                                                   ----------------------------------------
Net periodic pension benefit.......................$  (250)            (53)           (10)
                                                   ----------------------------------------


   The  weighted   average  discount  rate,  the  rate  of  increase  in  future compensation  levels,  and  the  expected  long-term  rate  of  return  used  in determining the actuarial present value of projected benefit obligations, are as follows:

                                                      1997         1996           1995


Weighted average discount rate .....................  6.50%        6.50           6.50
Rate of increase in future oocompensation ..........  6.00         6.00           6.00
Expected long-term rate of return on assets ........  6.50         6.50           6.25


     The Company also has a defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $3.0 million, $2.6 million, and $2.0 million in 1997, 1996, and 1995, respectively.
     Rabbi trusts have been established for certain benefit plans in 1996. These rabbi trust accounts are administered by the Company's Trust Department and invest primarily in the Trustco Short-Term Investment Account. These assets are reflected as other assets in the December 31, 1997 and 1996, consolidated statement of condition.

(b) Incentive  and Bonus Plans
   The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.4 million in 1997 and $1.3 million in 1996 and 1995.
   The Company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $2.6 million, $2.1 million, and $1.7 million in 1997, 1996, and 1995, respectively.
   The Company has awarded 1.3 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.


(c) Stock Option Plans At December 31, 1997, the Company has stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousandsexcept per share data)
                                                          1997       1996       1995
  Net income:
     As reported.............................         $  32,175     28,699     25,527
     Pro forma...............................            31,672     28,364     25,373
  Basic earnings per share:
     As reported.............................         $    1.37       1.23       1.10
     Pro forma...............................              1.35       1.21       1.09
  Diluted earnings per share:
     As reported.............................              1.33       1.20       1.07
     Pro forma...............................              1.31       1.18       1.06

     Proforma net income and earnings per share reflect options granted since 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to January 1, 1995 is not considered.
   Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 1.6 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 175,000 shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a five year period from the date the options are granted for the employee plan and they are immediately exercisable for the directors plan.


    A summary of the status of TrustCo's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates are as follows:


                                            Outstanding OptionsExercisable Options


                                                    Average                 Average
                                                     Option                  Option
                                          Shares      Price     Shares        Price

Balance, January 1, 1995.............. 1,776,953    $ 9.27     989,731      $  8.32

New options awarded - 1995............   405,743     14.16      92,787        14.30
Cancelled options - 1995..............        --        --          --           --
Exercised options - 1995..............   149,314      6.06     149,314         6.06
Options became exercisable............        --        --     320,597         9.61
                                      ------------------------------------------------
Balance, December 31, 1995............ 2,033,382     10.48   1,253,801         9.36

New options awarded - 1996............   453,617     15.42     102,361        15.67
Cancelled options - 1996..............     9,523     13.57          --           --
Exercised options - 1996..............   121,819      6.56     121,819         6.56
Options became exercisable............        --        --     306,750        11.43
                                      ------------------------------------------------
Balance, December 31, 1996............ 2,355,657     11.62   1,541,093        10.41
New options awarded - 1997............   400,200     18.17      89,240        18.17
Cancelled options - 1997..............    31,269     14.72          --           --
Exercised options - 1997..............   164,132      9.92     164,132         9.92
Options became exercisable............        --        --     308,609        13.19
                                      ------------------------------------------------
Balance, December 31, 1997............ 2,560,456    $12.71   1,774,810     $  11.33
                                      ------------------------------------------------


   There are approximately 1.8 million, 1.5 million and 1.3 million of options that are exercisable at year end 1997, 1996 and 1995, respectively. The fair value of each option as of the grant date, estimated using the Black - Scholes pricing model, and calculated in accordance with Statement 123 was:


                          Employees'             Directors'
                                Plan                   Plan

1997..........................$ 3.17                   2.87

1996..........................  2.83                   3.17

1995..........................  2.37                   2.55


   The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                                  Employees'         Directors'
                                                        Plan               Plan

 Expected dividend yield:

     1997.............................................. 5.15%              5.15
     1996 and 1995..................................... 5.06%              5.06

Risk-free interest rate:

     1997.............................................. 6.39               6.35
     1996.............................................. 6.65               6.62
     1995.............................................. 5.97               6.27

Expected volatility rate:

     1997..............................................20.20              19.31
     1996..............................................20.65              21.23
     1995..............................................20.29              20.47

Expected lives 1997, 1996 and 1995..................... 7.5 years          6.0 years



   The following table summarizes information about the stock option plans for options outstanding at December 31, 1997:

                                                               Weighted
                                                  Options       Average        Weighted
Range of                                      Outstanding     Remaining         Average
Exercise                                         Year End   Contractual        Exercise
Price                                                1997          Life           Price

Less than $10.00...............................   621,680      4.5 years         $ 7.87
Between $10.01 and $15.00...................... 1,107,073      7.0 years          12.42
Greater than $15.01............................   831,703      9.5 years          16.73
                                               ------------------------------------------
Total.......................................... 2,560,456      7.2 years         $12.71
                                               ------------------------------------------


     The following table summarizes information about the exercisable stock options at December 31, 1997:


                                                                Weighted
                                                   Options       Average    Weighted
Range of                                       Exercisable     Remaining     Average
Exercise                                          Year End   Contractual    Exercise
Price                                                 1997          Life       Price

Less than $10.00.................................  621,680      4.5 years     $ 7.87

Between $10.01 and $15.00........................  879,165      6.9 years      12.22

Greater than $15.01..............................  273,965      9.3 years      16.35
                                                 -------------------------------------
Total............................................1,774,810      6.4 years     $11.33
                                                 -------------------------------------

(d) Postretirement Benefits
     The Company permits retiree's under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental Program to retirees.



   Accumulated postretirement benefit obligations at December 31, 1997 and 1996:
(dollars in thousands)
                                                    1997                  1996
Retirees.......................................$   5,094                 4,628
Fully eligible active plan participants........      617                   657
Other active plan participants.................    3,096                 2,421
                                               --------------------------------------
Accumulated postretirement benefit obligation..    8,807                 7,706

Plan assets, at fair value.....................   10,414                 8,860
                                               --------------------------------------
Plan assets in excess of accumulated
  postretirement benefit obligation............    1,607                 1,154
Unrecognized gain..............................   (3,002)               (2,039)
                                               --------------------------------------
Accrued postretirement benefits................$  (1,395)                 (885)
                                               --------------------------------------


Net periodic postretirement benefit costs for 1997, 1996, and 1995 includes the following components:

(dollars in thousands)
                                                 1997         1996         1995


Service cost................................$     378          323          325
Interest cost...............................      513          444          445
Return on plan assets.......................   (1,877)        (304)        (248)
Deferral of Unrecognized net gain...........    1,501          (31)          --
                                            ----------------------------------------
Net period postretirement benefit cost......$     515          432          522
                                            ----------------------------------------

   The Company funded the prior service cost of the plan in full through the use of a benefit trust during the first quarter of 1993. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The trust holding the plan assets is subject to federal income taxes at a 35.0% rate. The expected long-term rate of return on plan assets, after estimated income taxes, was 3.8%, for the years ended December 31, 1997 and 1996 and 4.0% for the year ended December 31, 1995. For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997 and thereafter.
   The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $1.4 million, and increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997, by approximately $216 thousand.
   The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% at December 31, 1997, 1996 and 1995.

(9)Commitments and Contingent Liabilities
(a)Leases
   The Bank leases certain banking  premises.  These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below.
The majority of these leases contain options to renew.
(dollars in thousands)
1998.....................................$  1,121
1999.....................................   1,101
2000.....................................   1,023
2001.....................................     947
2002.....................................     763
2003 and after...........................   4,032
                                         ---------
                                         $  8,987
                                         ---------

(b)Litigation
   Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.


(c)Time Deposits
   At December 31, 1997, the maturity of total time deposits is as follows:


(dollars in thousands)
Under 1 year.............................$535,578
1 to 2 years............................. 325,890
2 to 3 years.............................  53,917
3 to 4 years.............................  10,186
4 to 5 years.............................  14,259
over 5 years.............................   3,367

                                         $943,197

(10)Earnings Per Share
   A reconciliation  of the component parts of earnings per share for 1997, 1996 and 1995 follows:
(dollars in thousands,                                                  Weighted
 except per share data)                                           Average Shares   Per share
                                                     Income          Outstanding     Amounts
For the year ended December 31, 1997:
Basic EPS:
  Income available to common shareholders........  $ 32,175               23,542     $  1.37
Effect of Diluted Securities:Stock Options.......        --                  740          --
                                                 ---------------------------------------------
Diluted EPS......................................  $ 32,175               24,282     $  1.33
                                                 ---------------------------------------------
For the year ended December 31, 1996:
Basic EPS:
  Income available to common shareholders........  $ 28,699               23,424     $  1.23
Effect of Diluted Securities:Stock Options.......        --                  575          --
                                                 ---------------------------------------------
Diluted EPS......................................  $ 28,699               23,999     $  1.20
                                                 ---------------------------------------------
For the year ended December 31, 1995:
Basic EPS:
  Income available to common shareholders........  $ 25,527               23,287     $  1.10
Effect of Diluted Securities:Stock Options.......        --                  480          --
                                                 ---------------------------------------------
Diluted EPS......................................  $ 25,527               23,767     $  1.07
                                                 ---------------------------------------------

(11)Off-Balance Sheet Financing
   Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commit-ments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 1997 and 1996 was $223.8 million and $222.5 million, respectively. Approximately five-eights of these commitments were for variable rate products at the end of 1997.
   Letters of credit and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for standby letters of credit at December 31, 1997 and 1996 was $7.7 million and $12.0 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(12)Fair  Value  of  Financial Instruments
   The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.
(dollars in thousands)
                                                 As of December 31, 1997


                                              Carrying                 Fair
                                                 value                value


Financial assets:
  Cash and cash equivalents ................$  437,740              437,740
  Securities available for sale ............   601,899              601,899
  Loans..................................... 1,244,821            1,333,220
  Accrued interest receivable...............    15,821               15,821
Financial liabilities:
  Demand deposits ..........................   130,345              130,345
  Interest-bearing deposits ................ 1,891,518            1,895,457
  Borrowings ...............................   127,850              127,850
  Accrued interest payable..................     3,132                3,132


                                                 As of December 31, 1996

                                              Carrying                 Fair
                                                 value                value

Financial assets:
  Cash and cash equivalents ................$  355,779              355,779
  Securities available for sale ............   618,670              618,670
  Loans..................................... 1,190,321            1,237,297
  Accrued interest receivable...............    17,372               17,372
Financial liabilities:
  Demand deposits ..........................   123,553              123,553
  Interest-bearing deposits ................ 1,829,593            1,832,956
  Borrowings ...............................   111,662              111,662
  Accrued interest payable..................     2,941                2,941


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

Deposit Liabilities
   The fair values disclosed for noninterest-bearing deposits, interest-bearing checking accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit is assumed to approximate fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity.

Short-Term Borrowings and Other Financial Instruments
   The fair value of all short-term borrowings and other financial instruments is assumed to be the carrying value.

Financial Instruments with Off-Balance Sheet Risk
   The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and standby letters of credit.

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

(13)Regulatory Capital Requirements
   Office of the Comptroller of the Currency (OCC) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997 and 1996, the Bank was required to maintain a minimum leverage ratio of Tier I (leverage) capital to total adjusted average assets of 4.00% and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
   The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risk based capital ratio of at least 10.0%.
   The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weighting and other factors.
   Management believes that, as of December 31, 1997 and 1996, the Bank and Company met all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

   Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply.The following is a summary of actual capital amounts and ratios as of December 31, 1997 and 1996 for the Bank and the Company (on a consolidated basis):
(dollars in thousands)
                                                     As of December 31, 1997


                                                  Amount                   Ratio


Tier I (leverage) capital:
   Trustco Bank, NA.......................$      143,935                    6.22%
   TrustCo Bank Corp NY...................       162,974                    7.00

Tier I risk based capital:
   Trustco Bank, NA.......................       143,935                   12.02
   TrustCo Bank Corp NY...................       162,974                   13.43

Total risk based capital:
   Trustco Bank, NA.......................       159,383                   13.31
   TrustCo Bank Corp NY...................       178,610                   14.72


(dollars in thousands)                               As of December 31, 1996

                                                  Amount                   Ratio

Tier I (leverage) capital:
   Trustco Bank, NA.......................$      138,982                    6.27%
   TrustCo Bank Corp NY...................       157,161                    7.04

Tier I risk based capital:
   Trustco Bank, NA.......................       138,982                   11.64
   TrustCo Bank Corp NY...................       157,161                   12.99

Total risk based capital:
   Trustco Bank, NA.......................       154,363                   12.92
   TrustCo Bank Corp NY...................       172,735                   14.28



(14)Parent Company Only

   The following statements pertain to TrustCo Bank Corp NY (Parent Company):
Statements of Income

(dollars in thousands)
                                                    Years Ended December 31,


Income:                                           1997              1996           1995

 Dividends and interest
   from subsidiaries.........................$  27,227            20,418         28,416
 Gain on sale of securities..................       --                --             92
 Income from other investments...............      379               301             66
                                             -------------------------------------------
     Total income............................   27,606            20,719         28,574
                                             -------------------------------------------
Expense:
 Operating supplies..........................       98               120            126
 Professional services ......................       33               222            200
 Miscellaneous expense.......................      110               308             70
                                             -------------------------------------------
      Total expense..........................      241               650            396
                                             -------------------------------------------
Income before income
 taxes and undistributed
 net income of subsidiaries..................   27,365            20,069         28,178
Income tax expense/(benefit).................       45               (98)           (32)
                                             -------------------------------------------
Income before equity in
 undistributed net
 income of subsidiaries......................   27,320            20,167         28,210
(Distributions in excess of)/equity
 in undistributed net income
 of subsidiaries.............................    4,855             8,532         (2,683)
                                             -------------------------------------------
Net income...................................$  32,175            28,699         25,527
                                             -------------------------------------------

Statements of Condition

(dollars in thousands)
                                                            December 31,


Assets:                                                1997                 1996


 Cash in subsidiary bank........................$    10,480                8,185
 Noninterest bearing note receivable
     from subsidiary............................      1,117                2,117
 Investments in subsidiaries....................    152,692              142,108
 Securities available for sale..................     26,205               15,965
 Other assets...................................        463                1,296
                                                ----------------------------------
    Total assets................................$   190,957              169,671
                                                ----------------------------------
Liabilities and shareholders' equity:
 Accrued expenses and other liabilities.........$    12,132                7,271
                                                ----------------------------------
     Total liabilities..........................     12,132                7,271
                                                ----------------------------------
Shareholders' equity............................    178,825              162,400
                                                ----------------------------------
     Total liabilities and shareholders'
     equity.....................................$   190,957              169,671
                                                ----------------------------------


Statements of Cash Flows

(dollars in thousands)
                                                       Years Ended December 31,


                                                         1997          1996         1995


Increase/(decrease) in cash and cash equivalents:


Cash flows from operating activities:

Net income..........................................$  32,175        28,699       25,527
                                                    -------------------------------------
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Distributions in excess of/(equity
      in undistributed net income)
      of subsidiaries...............................   (4,855)       (8,532)       2,683

   Gain on sales of securities......................       --                        (92)

   (Increase)/decrease in other assets..............      833          (874)          78

   Increase/(decrease) in accrued expenses..........       14           (19)          31
                                                    -------------------------------------
     Total adjustments..............................   (4,008)       (9,425)       2,700
                                                    -------------------------------------
Net cash provided by operatingoo activities.........   28,167        19,274       28,227
                                                    -------------------------------------
Cash flows from investing activities:

 Proceeds from sale of securities available for sale       --            --        1,285

 Purchase of securities available for sale..........     (349)         (253)     (10,651)

(Increase)/decrease in noninterest
  bearing note receivable from subsidiary...........       --           500       (3,617)
                                                    -------------------------------------
     Net cash provided by/(used in)
      investing activities..........................     (349)          247      (12,983)
                                                    -------------------------------------
Cash flows from financing activities:

 Proceeds from exercise of stock options............    1,624           935          893

 Dividends paid.....................................  (22,438)      (19,447)     (16,926)

 Payments to acquire treasury stock.................   (7,735)         (805)        (253)

 Proceeds from sale of treasury stock...............    3,026           794           --
                                                    -------------------------------------
     Net cash used in financing activities..........  (25,523)      (18,523)     (16,286)
                                                    -------------------------------------
Net increase/(decrease)
     in cash and cash equivalents...................    2,295           998       (1,042)

Cash and cash equivalents at beginning of year......    8,185         7,187        8,229
                                                    -------------------------------------
Cash and cash equivalents at end of year............$  10,480         8,185        7,187
                                                    -------------------------------------

Supplemental disclosure of cash flow information:

 Increase in dividends payable......................$     839           751          829

 Equity contribution to subsidiary..................    1,000         1,000           --

 Change in unrealized (gain)/loss on
   available for sale securities -- gross...........   (9,891)       (3,111)        (843)

 Reclassification of fixed assets to other assets...       --            --          389

 Change in deferred tax effect on
   unrealized gain/(loss) on securities
   available for sale...............................    4,008         1,285          348
                                                    -------------------------------------

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

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
Ralph A. Pidgeon

SENIOR VICE PRESIDENT AND SECRETARY
William F. Terry


AUDITOR
John C. Fay





ACCOUNTING/FINANCE,DATA PROCESSING,PREMISES
Senior Vice President and Chief Financial Officer Robert T. Cushing


ACCOUNTING/FINANCE
Vice Presidents
Linda C. Christensen
Jeffrey S. Farbaniec


DATA PROCESSING
Vice President
Michael R. Bonesteel


Senior Programming Officer
Nancy M. Holsberger








COMMUNITY RELATIONS,LEGAL COUNSEL,LOAN DIVISION, TRUST
Senior Vice President
Nancy A. McNamara

LEGAL COUNSEL
Administrative Vice President
Henry C. Collins


LOAN DIVISIONCOMMERCIAL/MORTGAGELOANS
Administrative Vice President
Robert J. McCormick


COMMERCIAL LOANS
Vice Presidents
Scot R. Salvador
George W. Wickswat


Senior Commercial Loan Officer
Eric W. Schreck


Commercial Loan Officer
John R. O'Connor


TRUST DEPARTMENT
Vice Presidents
William M. McCartan
James Niland
Robert Scribner


Trust Officers
John P. Fulgan
Richard W. Provost


Investment Officer
Peter L. Gregory






BRANCHES, INSTALLMENTLOANS/CREDIT CARDS,RETIREMENT/GOVERNMENT ACCOUNTS,
COMPLIANCE
Senior Vice President
Ralph A. Pidgeon

BRANCH OFFICER
Thomas H. Lauster

COMPLIANCE
Vice President
Donald J. Csaposs

INSTALLMENT LOANS/CREDIT CARDS
Senior Installment Loan Officer
Thomas M. Poitras





BANK OPERATIONS,MARKETING, PURCHASING,TRUST OPERATIONS
Senior Vice President and Secretary
William F. Terry


BANK OPERATIONS
Administrative Vice President
James D. McLoughlin


Vice President
Ann M. Noble


Operations Officer
Kevin M. Curley





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

Exit 8/Crescent Rd. Office
CVS Plaza
Clifton Park
Telephone:  383-0039

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

Queensbury Office
118 Quaker RoadSuite9,
Queensbury
Telephone: 798-7226

Rotterdam Office
Curry Road Shopping Ctr.
Rotterdam
Telephone: 355-8330

Rotterdam Square Office
93 W. Campbell Road
Rotterdam
Telephone: 377-2393

Route 9 Office -- Latham
754 New Loudon Rd.
Latham
Telephone: 786-8816

Sheridan Plaza Office
1350 Gerling St.Schenectady
Telephone: 377-8517

Shoppers' World Office
Old Rte. 146 and Plank Rd.
Clifton Park
Telephone: 383-6850

South Glens Falls Office
Glengate Shopping Plaza
133 Saratoga Road, Suite 1
South Glens Falls
Telephone: 793-7668

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

West Sand Lake Office
3707 NY Rt. 43
West Sand Lake
Telephone: 674-3327

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

Wynantskill Office
134-136 Main Street, Rt. 66
Wynantskill
Telephone: 286-2674

General Information

ANNUAL MEETING
Monday, May 18, 1998
10:00AM, Trustoco Bank Corp NY, 192 Erie Boulevard,
Schenectady, New York  12305

CORPORATE HEADQUARTERS 320 State Street, Schenectady, New York 12305 (518-377-3311)

DIVIDEND REINVESTMENT PLAN
A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges,and provides a convenient method of acquiring additional shares. Trustco Bank acts as administrator for this service, and is the agent for shareholders in these transactions. Shareholders who want additional information may contact the TrustCo Shareholder Services Department (518-381-3601).

DIRECT DEPOSIT OF DIVIDENDS
Electronic deposit of dividends, which offers safety and convenience, is available to TrustCo shareholders who wish to have dividends deposited directly to personal checking, savings or other accounts. Electing direct deposit will not affect the mailing of annual and quarterly reports and proxy materials. If you would like to arrange direct deposit, please write the Corporate Secretary at the corporate headquarters address listed on this page.

DUPLICATE MAILING NOTIFICATION
If you are a shareholder of record and are currently receiving multiple copies of TrustCo's annual and quarterly reports,please contact the TrustCo Shareholder Services Department at (518) 381-3601, or at the corporate headquarters address listed on this page.

EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative Action Equal Opportunity Employer.

FORM 10-K
TrustCo Bank Corp NY will provide, without charge, a copy of its Form 10-K upon written request. Requests and related inquiries should be directed to William F. Terry, Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082.

NASDAQ SYMBOL: TRST
The Corporation's common stock trades on The Nasdaq Stock MarketSM under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association  ORE Subsidiary Corp    Trustco Realty
Corp.Schenectady, New York          Schenectady, New York  Schenectady, New York
Member FDIC


TRANSFER AGENT
Trustco BankSecurities DepartmentP.O. Box 380Schenectady, New York
12301-0380


Trustco Bank(R) is a registered service mark with the U.S. Patent & Trademark Office.

               INSIDE BACK COVER
               BLANK PAGE

               BACK COVER
               BLANK PAGE

Exhibit 21


                         LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank, National Association..............Nationally chartered banking association

ORE Subsidiary Corp.............................New York corporation

Trustco Realty Corp.............................New York corporation
(Subsidiary of Trustco Bank,
National Association)












Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

Exhibit 23
KPMG Peat Marwick LLP
515 Broadway
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153) filed on October 3, 1991, Form S-8 (No. 33-67176) filed on
August 6, 1993, Form S-8 (No. 33-43153) filed on March 21, 1995, Form S-8 (No. 33-60409) filed on June 20, 1995, Form S-3 (No. 33-46044) filed on September 20, 1995 of TrustCo Bank Corp NY and subsidiaries, and Form S-3 (No. 333-35153) filed September 8, 1997, of our report dated January 23, 1998, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                    /s/ KPMG Peat Marwick LLP

March 21, 1998

                                   Exhibit 24
                                POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1997 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                          /s/Lionel O. Barthold
__________________________                     _____________________
Barton A. Andreoli                              Lionel O. Barthold

/s/M. Norman Brickman                          /s/Anthony J. Marinello
__________________________                     _____________________
M. Norman Brickman                              Dr. Anthony J. Marinello

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

Sworn to before me this 17th day of February 1998.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 1998