Form 10-K405/A
period 1997-12-31
TRUSTCO BANK CORP N Y
filed 1998-04-06
CIK 357301

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

(2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998 (Part III).

Items No. 10, No. 12 and No. 13 of Part III have been revised to show changed page numbers for information incorporated by reference from the Company's Definitive Proxy Statement filed with the Commission on April 3, 1998.

                                    PART III

Item 10.          Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 20, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."


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


Item 13.          Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 20 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 1998, is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/ Robert A. McCormick
             -----------------------
         Robert A. McCormick
         President and Chief
         Executive Officer
         (Principal Executive Officer)


         By: /s/ Robert T. Cushing
             -----------------------
         Robert T. Cushing
         Vice President and Chief
         Financial Officer
         (Principal Financial and
         Accounting Officer)


Date: April 6, 1998