Form 10-Q
period 1998-03-31
TRUSTCO BANK CORP N Y
filed 1998-05-14
CIK 357301

Conformed Copy

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                 March 31, 1998

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)

              NEW YORK                                   14-1630287
           (State or other jurisdiction               (I.R.S. Employer
            of incorporation or organization)          Identification No.)

                320 STATE STREET, SCHENECTADY, NEW YORK   12305
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
           Class of Common Stock                  as of April 30, 1998
        ---------------------------              ----------------------
               $1 Par Value                            23,332,314

                              TrustCo Bank Corp NY

                                      INDEX


                         Part I -- FINANCIAL INFORMATION
                                                                       PAGE NO.

Item 1      Interim Financial Statements (Unaudited): Consolidated          1
            Statements of Income for the Three Months Ended March 31,
            1998 and 1997
            Consolidated Statements of Financial Condition as of March 2 31,1998 and December 31, 1997
            Consolidated Statements of Cash Flows for the Three Months 3-4 Ended March 31, 1998 and 1997
            Notes to Consolidated Interim Financial Statements            5-7
            Independent Auditors' Report                                    8
Item 2      Management's Discussion and Analysis                         9-15

Item 3      Quantitative and Qualitative Disclosures                       16
            About Market Risk

             Part II -- OTHER INFORMATION

Item 1      Legal Proceedings -- NONE

Item 2      Changes in Securities -- NONE

Item 3      Defaults Upon Senior Securities -- NONE

Item 4      Submission of Matters to Vote of Security Holders -- NONE

Item 5      Other Information -- NONE

                           Part II -- OTHER INFORMATION (Continued)

      Item 6               Exhibits and Reports on Form 8-K

        (a)                Exhibits -- NONE

        (b)                Reports on Form 8-K
                               Filing of Form 8-K on April 21,  1998,  regarding
                           two press releases dated April 21, 1998, detailing first quarter financial results, incorporated herein by reference.


                                                                              TRUSTCO BANK CORP NY
                                                            Consolidated Statements of Income (Unaudited)
                                                              (dollars in thousands, except per share data)
                                                                         3 Months Ended
                                                                             March 31
                                                                   1998                      1997

   Interest income:
    Interest and fees on loans                                  $       27,882               26,812
    Interest on U. S. Treasuries and agencies                            5,078                7,446
    Interest on states and political
     subdivisions                                                        1,521                1,290
    Interest on mortgage-backed securities                               2,909                1,589
    Other                                                                  891                  436
    Interest on federal funds sold                                       5,122                4,322
                                                                ----------------     ----------------

       Total interest income                                            43,403               41,895
                                                                ----------------     ----------------

   Interest expense:
    Interest on deposits:
     Interest-bearing checking                                             908                  885
     Savings                                                             5,115                5,587
     Money market deposit accounts                                         417                  442
     Certificates of deposit of $100,000 or more                         1,692                1,322
     Other time                                                         12,056               11,335
    Interest on short-term borrowings                                    1,567                1,317
                                                                ----------------     ----------------

      Total interest expense                                            21,755               20,888
                                                                ----------------     ----------------

      Net interest income                                               21,648               21,007
   Provision for loan losses                                             1,372                1,210
                                                                ----------------     ----------------

      Net interest income after provision
       for loan losses                                                  20,276               19,797
                                                                ----------------     ----------------

   Noninterest income:
    Trust department income                                              1,675                1,572
    Fees for other services to customers                                 2,056                1,804
    Net gain/(loss) on securities available for sale                        32                 (495)
    Other                                                                  791                  655
                                                                ----------------     ----------------

     Total noninterest income                                            4,554                3,536
                                                                ----------------     ----------------

   Noninterest expenses:
    Salaries and employee benefits                                       5,797                5,715
    Net occupancy expense                                                1,265                1,085
    Equipment expense                                                    1,248                  757
    FDIC insurance expense                                                  62                   61
    Professional services                                                  587                1,118
    Other real estate expenses                                             326                  189
    Other                                                                2,244                2,279
                                                                ----------------     ----------------

     Total noninterest expenses                                         11,529               11,204
                                                                ----------------     ----------------

      Income before taxes                                               13,301               12,129
   Applicable income taxes                                               4,923                4,536
                                                                ----------------     ----------------

       Net income                                               $        8,378                7,593
                                                                ================     ================

Net income per Common Share:

       - Basic                                                  $         0.36                 0.32
                                                                ================     ================


       - Diluted                                                $         0.34                 0.31
                                                                ================     ================


   Per share data has been adjusted for the 15% stock split declared August, 1997.


   See accompanying notes to consolidated interim financial statements.




                                                                       TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                                  03/31/98                           12/31/97
  ASSETS:                                                        (unaudited)

 Cash and due from banks                                      $          34,579                             42,740

 Federal funds sold                                                     403,000                            395,000
                                                              ------------------                 ------------------

   Total cash and cash equivalents                                      437,579                            437,740

 Securities available for sale:
  U. S. Treasuries and agencies                                         233,247                            278,823
  States and political subdivisions                                     113,612                            113,787
  Mortgage-backed securities                                            175,025                            155,080
  Other                                                                  99,133                             54,209
                                                              ------------------                 ------------------

   Total securities available for sale                                  621,017                            601,899
                                                              ------------------                 ------------------

 Loans:
  Commercial                                                            189,951                            190,651
  Residential mortgage loans                                            920,150                            906,404
  Home equity line of credit                                            166,243                            172,448
  Installment loans                                                      27,649                             29,989
                                                              ------------------                 ------------------

   Total loans                                                        1,303,993                          1,299,492
                                                              ------------------                 ------------------
 Less:
  Allowance for loan losses                                              53,984                             53,455
  Unearned income                                                         1,136                              1,216
                                                              ------------------                 ------------------

  Net loans                                                           1,248,873                          1,244,821

 Bank premises and equipment                                             18,033                             18,609
 Real estate owned                                                        7,295                              9,309
 Other assets                                                            63,042                             59,887
                                                              ------------------                 ------------------

    Total assets                                              $       2,395,839                          2,372,265
                                                              ==================                 ==================

  LIABILITIES:

 Deposits:
  Demand                                                      $         131,019                            130,345
  Interest-bearing checking                                             238,672                            240,699
  Savings accounts                                                      657,674                            650,601
  Money market deposit accounts                                          57,091                             57,021
  Certificates of deposit (in denominations of
   $100,000 or more)                                                    122,481                            112,599
  Other time                                                            836,370                            830,598
                                                              ------------------                 ------------------

   Total deposits                                                     2,043,307                          2,021,863

 Short-term borrowings                                                  131,778                            127,850
 Accrued expenses and other liabilities                                  43,776                             43,727
                                                              ------------------                 ------------------

   Total liabilities                                                  2,218,861                          2,193,440
                                                              ------------------                 ------------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 50,000,000 shares
   authorized, and 24,266,582 and 24,257,382 shares
   issued March 31, 1998 December 31, 1997, respectively                 24,266                             24,257
 Surplus                                                                113,110                            112,702
 Undivided profits                                                       34,078                             32,119
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                  14,413                             15,851
 Treasury stock at cost - 952,655 and 855,850 shares at
   March 31, 1998 and December 31, 1997, respectively                    (8,889)                            (6,104)
                                                              ------------------                 ------------------

   Total shareholders' equity                                           176,978                            178,825
                                                              ------------------                 ------------------

   Total liabilities and shareholders' equity                 $       2,395,839                          2,372,265
                                                              ==================                 ==================

 See accompanying notes to consolidated interim financial statements.




                                                                                                       - 2 -
                                   TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                                  1998                               1997
                                                                           --------                           --------
Cash flows from operating activities:
Net income..............................................                 $    8,378                              7,593
                                                                           --------                           --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                       579                                673
  Gain on sales of fixed assets..........................                      (186)                               ---
  Provision for loan losses................................                   1,372                              1,210
  Loss on sale of securities available for sale..................                 1                                558
  Gain on sale of securities available for sale..................               (33)                               (63)
  Provision for deferred tax benefit.....................                      (971)                            (1,613)
  Decrease in taxes receivable...........................                     4,748                              3,875
  Increase in interest receivable...........................                 (1,408)                              (891)
  Increase in interest payable...........................                        91                                 17
 (Increase)/decrease in other assets.....................                    (3,884)                             1,032
  Increase/(decrease) in accrued expenses........................               (22)                               920
                                                                           --------                           --------
    Total adjustments....................................                       287                              5,718
                                                                           --------                           --------
Net cash provided by operating activities................                     8,665                             13,311
                                                                           --------                           --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale..........                267                             57,739
  Purchase of securities available for sale...................             (104,450)                           (51,844)
  Proceeds from maturities and calls
   of securities available for sale.............................             82,666                             19,299
  Net (increase)/decrease in loans...............................            (6,390)                             2,347
  Proceeds from dispositions of Real Estate Owned........                     2,333                              1,859
  Proceeds from sales of fixed assets....................                       479                                ---
  Capital expenditures...................................                      (296)                              (334)
                                                                           --------                           --------
    Net cash provided by/(used in) investing activities..........           (25,391)                            29,066
                                                                           --------                           --------
Cash flows from financing activities:

  Net increase in deposits...............................                    21,444                             30,988
  Increase in short-term borrowing........................                    3,928                                807
  Proceeds from exercise of stock options................                       102                                320
  Proceeds from sale of treasury stock...................                     2,253                                ---
  Purchase of treasury stock.............................                    (4,723)                              (922)
  Dividends paid.........................................                    (6,439)                            (5,600)
                                                                           --------                           --------
    Net cash provided by financing activities................                16,565                             25,593
                                                                           --------                           --------
Net increase/(decrease) in cash and cash equivalents.............              (161)                            67,970

Cash and cash equivalents at beginning of period............                437,740                            355,779
                                                                           --------                           --------
Cash and cash equivalents at end of period..............                 $  437,579                            423,749
                                                                           ========                           ========

See accompanying notes to consolidated interim financial statements.       (Continued)

                                             -3-


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,                                                  1998                               1997
                                                                           --------                           --------

  Interest paid..........................................                $   21,664                             20,871
  Income taxes paid......................................                     1,146                              2,274
  Transfer of loans to real estate owned.................                       966                              5,170
  Increase/(decrease) in dividends payable...............                       (20)                                 9
  Change in unrealized gain on securities
   available for sale-gross..............................                     2,431                              4,544
  Change in deferred tax effect on unrealized gain
   on securities available for sale......................                      (993)                            (1,896)















See accompanying notes to consolidated interim financial statements.


     TrustCo Bank Corp NY
     Notes to Consolidated Interim Financial Statements
     (Unaudited)

1.       Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the cash flows for the three months ended March 31, 1998 and 1997. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1997 Annual Report to Shareholders on Form 10-K. All share and per share data have been adjusted for the 15% stock split declared in August, 1997.

2.       Earnings Per Share

         A reconciliation of the component parts of earnings per share for the quarters ended March 31, 1998 and 1997 follows:






                                                                           Weighted
  (In thousands,                                          Net        Average Shares     Per Share
except per share data)                                 Income         Outstanding        Amounts

For the quarter ended March 31 1998:
Basic EPS:

  Net income available to
  common shareholders. . . . . . . .                       $8,378            23,381               $0.36
                                                           --------------------------------------------
Effect of dilutive Securities:
  Stock options. . . . . . . . . . . . . . .                                    945
                                                           ============================================

                                                           $8,378            24,326               $0.34
For the quarter ended
March 31 1997:
Basic EPS:
  Net income available to
  common shareholders. . . . . . . .                       $7,593            23,445               $0.32

Effect of dilutive Securities:

  Stock options. . . . . . . . . . . . . . .                                    668
                                                           --------------------------------------------

                                                           $7,593            24,113               $0.31
                                                           ============================================

3.        Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (Statement 130). This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three-month  periods ended March 31, 1998 and 1997
was $6,940,000  and  $4,945,000, respectively.    The following summarizes  the
components of  other comprehensive income:

Unrealized gains on securities:                         (dollars in thousands)
Unrealized holding losses arising during three months
   ended March 31, 1998, net of tax (pre-tax amount of $2,399)        ($1,419)

Reclassification adjustment for net gain realized in net
income during the three months ended March 31, 1998,
net of tax (pre-tax amount of $32)                                         19
                                                                           --

Other comprehensive income - three months ended
 March 31, 1998                                                       ($1,438)
                                                                      ========


Unrealized  holding losses arising during three
months ended March 31, 1997, net of tax
(pre-tax amount of $5,039)                                            ($2,936)

Reclassification adjustment for net loss realized
in net income during the three months ended
March 31, 1997, net of tax (pre-tax amount of $495)                      (288)
                                                                        ------

Other comprehensive income - three months ended
March 31, 1997                                                        ($2,648)
                                                                      ========


4.  Recent Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (Statement 132), which amends the disclosure requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (Statement 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," (Statement 88), and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement 106). Statement 132 standardizes the disclosure requirements of Statement 87 and Statement 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 1998, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG Peat Marwick LLP
------------------------------
KPMG Peat Marwick LLP

Albany, New York
April 10, 1998

                              TrustCo Bank Corp NY

                      Management's Discussion and Analysis
                                 March 31, 1998

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY and subsidiaries ("TrustCo" or "Company") during the three month period ended March 31, 1998, with comparisons to 1997 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1997 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split effective August 1997.

  Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The forgoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

  Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 1998 and 1997.

  Overview
  TrustCo recorded net income of $8.4 million, or $0.34 of diluted earnings per share for the three months ended March 31, 1998, as compared to $7.6 million or $0.31 of diluted earnings per share in the same period in 1997.

The primary factors accounting for the year to date increase are:

  ' increase in average total interest earning assets of $118.9 million or 5.5% between March 31, 1997 and March 31, 1998, and

  ' increase in noninterest income (excluding securities transactions) by 12.2% to $4.5 million.

These increases were partially offset by the following:

  ' reduction in net interest margin by 8 basis points from 4.00% for the first quarter 1997 to 3.92% for the first quarter 1998,

  ' increase in noninterest expense of $325 thousand, and

  ' increase in income tax expense of $390 thousand between March 31, 1997 and March 31, 1998.

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

Earning Assets
Total interest earning assets increased from $2.16 billion in 1997 to $2.28 billion in 1998 with an average yield of 7.79% in 1998, and 7.92% in 1997. Income on earning assets increased by $1.6 million during this same time period from $42.7 million in 1997 to $44.3 million in 1998. The increase in interest income on earning assets was attributable to the increase in average earning assets offset by the reduction in yield on these assets.

Loans: The average balance of loans was $1.30 billion in 1998 and $1.24 billion in 1997. The yield on loans decreased from 8.70% in 1997 to 8.63% in 1998. The combination of the higher average balances offset by the lower rates resulted in an increase in the interest income on loans by $1.1 million.

Within the category of loans, the average commercial loan balances decreased by $27.4 million, residential mortgage loans increased by $104.8 million, home equity lines of credit decreased by $13.6 million, and the installment loan portfolio decreased by $3.3 million. These changes continue to reflect the competitive environment that exists for loans and the emphasis that TrustCo has for the residential mortgage loan products.

Securities Available for Sale: Securities available for sale had an average balance of $605.9 million during the quarter ended March 31, 1998, as compared to $594.0 million in 1997. These balances earned an average yield of 7.37% in 1998 and 7.70% in 1997. This resulted in interest income on the securities available for sale of $11.2 million in 1998 and $11.4 million in 1997. The increase in average balances during the quarter caused a $1.0 million increase in the interest income which was offset by a $1.2 million decrease in interest income due to the change in the average rates.

Most of the decrease in the balances of securities available for sale was centered in the category of U.S. Treasuries and agencies which decreased by $116.6 million between the first quarter of 1997 and 1998. Mortgage-backed securities and investments in states and political subdivisions increased on average $87.0 million and $15.5 million, respectively.

During 1997 and continuing into 1998, the Company has shifted the emphasis in the securities available for sale portfolio to mortgage backed securities. This change is in response to available interest rates in the markets and the Company's desire to take advantage of market opportunities to protect higher interest rates in the portfolio as they become available.

Mortgage-backed securities provide cash flows over the time period to final maturity and are subject to prepayments based upon the underlying loans' stated interest rates. Consequently, these securities provide for longer cash flows than do callable securities in a declining rate environment.

Federal Funds Sold: The 1998 first quarter average balance of federal funds sold was $373.1 million, $46.5 million greater than the $326.7 million in 1997. The portfolio yield increased to 5.57% in 1998, compared to 5.37% in 1997, an increase of 20 basis points. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $800 thousand from $4.3 million in 1997 to $5.1 million in 1998. The increase in interest income was the result of the increase in average balances which caused approximately $600 thousand increase in interest income and approximately $200 thousand increase in interest income due to interest rates.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning assets portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

Total interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased to $1.90 billion during 1998, and the average rate paid decreased to 4.30% for 1998 from 4.32% for 1997. Total interest expense on these deposits increased $617 thousand to $20.2 million.

Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $17.1 million between the first quarter of 1997 and 1998. Total interest expense on this account increased by $250 thousand in 1998, and the average rate paid increased 16 basis points to 4.86%.

Demand deposit balances increased by 12% during the period from the first quarter of 1997 to the first quarter of 1998. The average balance was $114.6 million in 1997, and $128.1 million in 1998.

Growth in deposit balances resulted from successful marketing and advertising campaigns. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles. TrustCo competes based on a combination of interest rate, quality service and convenience. Growth in deposits can also be attributed to the success of the branch expansion program. Beginning in 1995, the Company stated its intention to open between two and four branches each year. Through the first quarter of 1998, that has resulted in the addition of eight new banking facilities.

Net Interest Income
Taxable equivalent net interest income increased slightly to $22.5 million in 1998. The net interest spread dropped 13 basis points between 1997 and 1998 and the net interest margin decreased by 8 basis points.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in nonaccrual status, loans that have been restructured and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are defined as those commercial and commercial real estate loans on a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required changing the identification, measurement and reporting of impaired loans, and loans whose terms have been modified in a troubled debt restructuring. The following will describe the nonperforming assets of TrustCo as of March 31, 1998.

Nonperforming loans: Total nonperforming loans were $11.7 million at March 31, 1998, down slightly from the $11.8 million at March 31, 1997, and $1.0 million over the year end 1997 balance of $10.7 million. Nonaccrual loans were $7.3 million at March 31, 1998, representing a decrease of $124 thousand from the year ago period, and $1.0 million more than the year end balance of $6.3 million. Restructured loans increased to $3.3 million at March 31, 1998, from the balance of $2.8 million at March 31, 1997, and the balance of $3.3 million at December 31, 1997.

At March 31, 1998, there were no commercial and commercial real estate impaired loans. Total impaired loans at March 31, 1998 of $3.9 million, consisted of restructured retail loans. Of the total $11.7 million of nonperforming loans at quarter end, only the restructured retail loans of $3.9 million are considered by management to be impaired.

During the first quarter of 1998 there have been commercial loan charge offs of $471 thousand, and consumer loan charge offs of $857 thousand. Recoveries during the first quarter were $485 thousand.

Real estate owned: Total real estate owned decreased to $7.3 million at March 31, 1998, from the $8.3 million at March 31, 1997, and from the $9.3 million at year end 1997. The decrease in real estate owned since year end 1997 is primarily the result of one commercial property that was disposed of during the quarter. The commercial property represented $1.7 million of the decrease in the balance of real estate owned since year end 1997.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At March 31, 1998, the allowance for loan losses was $54.0 million, which represents an increase of $529 thousand from the year end balance of $53.5 million. This allowance represents a reserve coverage ratio of 4.6 times the nonperforming loans at March 31, 1998. The provision charged to expense during the quarter was $1.4 million for 1998, and $1.2 million for 1997.

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

Noninterest Income
Total noninterest income for the first quarter was $4.6 million, compared to $3.5 million in 1997. Included in both the 1998 and 1997 first quarter results are net gains on securities transactions of $32 thousand in 1998, and net losses of $495 thousand in 1997. Once these securities transactions are removed, total noninterest income increased from $4.0 million in 1997 to $4.5 million in 1998.

Noninterest Expense
Total noninterest expense was $11.5 million for 1998 compared to $11.2 million in 1997. The Company's efficiency ratio was 39.1% in 1998 and 40.2% in 1997.

During the first quarter 1998, the Company continued to execute the year 2000 remediation plan. TrustCo has been working on the year 2000 problem for several years and all reprogramming efforts are expected to be completed during 1998.

Income Taxes
In the first quarter of 1998 TrustCo recognized income tax expense of $4.9 million, compared to $4.5 million in 1997. The effective tax rate for 1998 was 37.0% and for 1997 it was 37.4%.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally most of TrustCo's capital requirements are met through the capital retention program. Previously, TrustCo has stated its intention to open two to four new branch offices each year for the next couple of years. These new branches and the related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company, or that which will be developed and retained in the coming years.

Total shareholders' equity at March 31, 1998 was $177.0 million, down slightly from the $178.8 million at year end 1997. The change in shareholders' equity between year end and the first quarter 1998 reflects a $1.4 million reduction in the net unrealized gain on securities available for sale, and a $2.8 million increase in treasury stock during the first quarter of 1998.

TrustCo declared dividends of $0.275 so far in 1998, compared with $0.239 in 1997. These results represent a dividend payout ratio of 76.62% in 1998 and 73.87% in 1997. The Company achieved the following ratios as of March 31, 1998 and 1997:



--------------------------------------------------------------------------------------------------------------------
                                           March 31,                     Minimum Regulatory
                                     1998           1997                     Guidelines
                                     --------------------------------------------------


     Tier 1 risk adjusted
         capital                     13.01%        13.24                        4.00

     Total risk adjusted
         capital                     14.30         14.53                        8.00
--------------------------------------------------------------------------------------------------------------------


In addition, at March 31, 1998 and 1997, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.83% and 6.92%, respectively.




                           TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE
            I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                      INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of
  TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
  accrual loans are included in loans for this analysis.  The average balances of sec-
  urities available for sale is calculated using amortized costs for these securities.
  Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $15.0 million in 1998 and $4.9 million in 1997.
  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                        First Quarter                            First Quarter
                                            1998                                     1997
                                        ------------------------------------------------------------------------------------------
                                 Average              Average    Average              Average    Change in   Variance     Variance
(dollars in thousands)           Balance    Interest   Rate      Balance     Interest   Rate     Interest    Balance      Rate
                                                                                                 Income/     Change       Change
               Assets                                                                            Expense
Commercial loans..............$   189,731  $  4,546     9.61%   $  217,127   $  5,040    9.31%    (494)      (1,431)         937
Residential mortgage loans....    914,262    18,626     8.15%      809,488     16,734    8.27%   1,892        3,446       (1,554)
Home equity lines of credit ..    169,807     3,944     9.42%      183,405      4,139    9.15%    (195)        (844)         649
Installment loans.............     27,520       879    12.95%       30,770        993   13.09%    (114)        (104)         (10)
                                ---------    ------              ---------     ------            -----        -----        -----
Loans, net of unearned income.  1,301,320    27,995     8.63%    1,240,790     26,906    8.70%   1,089        1,067           22

Securities available for sale:
 U.S. Treasuries and agencies.    266,512     5,091     7.64%      383,115      7,467    7.80%  (2,376)      (2,230)        (146)
 Mortgage-backed securities...    168,790     2,909     6.89%       81,782      1,589    7.77%   1,320        2,488       (1,168)
 States and political
          subdivisions........    109,485     2,230     8.15%       93,992      1,896    8.07%     334          315           19
 Other .......................     61,119       928     6.09%       35,123        480    5.49%     448          391           57
                                ---------    ------              ---------     ------            -----        -----        -----
   Total securities available
                   for sale...    605,906    11,158     7.37%      594,012     11,432    7.70%    (274)         964       (1,238)

Federal funds sold............    373,144     5,122     5.57%      326,678      4,322    5.37%     800          633          167
                                ---------    ------              ---------     ------            -----        -----        -----
  Total Interest earning
                    assets....  2,280,370    44,275     7.79%    2,161,480     42,660    7.92%   1,615        2,664       (1,049)
Allowance for loan losses.....    (54,547)   ------                (52,977)    ------            -----        -----        -----
Cash and non-interest earning
                     assets...    152,837                          152,554
                                ---------                         --------
  Total assets................$ 2,378,660                       $2,261,057
                                =========                        =========
Liabilities and shareholders'
                       equity
Deposits:
   Interest-bearing checking..$   239,338       908     1.54%   $  234,084   $    885    1.53%      23           20            3
   Money market accounts......     57,835       417     2.93%       61,149        442    2.93%     (25)         (24)          (1)
 Savings......................    651,644     5,115     3.18%      659,651      5,587    3.43%    (472)         (67)        (405)
 CD's over $100 thousand......    120,126     1,692     5.71%       94,284      1,322    5.69%     370          365            5
 Other time deposits..........    834,195    12,056     5.86%      789,130     11,335    5.83%     721          650           71
                                ---------    ------               --------     ------            -----        -----        -----
  Total time deposits.........  1,903,138    20,188     4.30%    1,838,298     19,571    4.32%     617          944         (327)
Short-term borrowings.........    130,830     1,567     4.86%      113,764      1,317    4.70%     250          203           47
                                ---------    ------              ---------     ------            -----        -----        -----
  Total interest-bearing
               liabilities....  2,033,968    21,755     4.34%    1,952,062     20,888    4.34%     867        1,147         (280)
Demand deposits...............    128,083    ------                114,627     ------            -----        -----        -----
Other liabilities.............     40,682                           32,225
Shareholders' equity..........    175,927                          162,143
                                ---------                        ---------
  Total liab. & shareholders'
                   equity.....$ 2,378,660                       $2,261,057
                                =========                        =========
Net interest income...........               22,520                            21,772              748        1,517         (769)
                                             ------                            ------            -----        -----        -----
Net interest spread...........                          3.45%                            3.58%

Net interest margin (net
 interest income to total
 interest earning assets).....                          3.92%                            4.00%

Tax equivalent adjustment.....                   872                               765
                                              ------                            ------
   Net interest income per book            $  21,648                          $ 21,007
                                              ======                            ======

                                                                                                                   -15-

  Quantitative and Qualitative Disclosures about Market Risk

  There have been no material changes in the Company's interest rate risk position since December 31, 1997. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                   SIGNATURES






         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.











                                                     TrustCo Bank Corp NY


  Date: May 13, 1998                By:     /s/Robert A. McCormick
                                           -------------------------
                                            Robert A. McCormick
                                            President and
                                            Chief Executive Officer


  Date: May 13, 1998                By:     /s/Robert T. Cushing
                                            ------------------------
                                            Robert T. Cushing
                                            Vice President and Chief
                                            Financial Officer