Form 10-Q
period 1998-06-30
TRUSTCO BANK CORP N Y
filed 1998-08-13
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended       Commission File Number 0-10592
              June 30, 1998

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)
               NEW YORK                                    14-1630287
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization                  Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Number of Shares Outstanding
       Class of Common Stock                     as of July 27, 1998
     ---------------------------                 ----------------------
            $1 Par Value                                23,295,166

                              TrustCo Bank Corp NY

                                      INDEX



 Part I.  FINANCIAL INFORMATION                                         PAGE NO.
 Item 1.  Interim   Financial   Statements    (Unaudited):    Consolidated     1
          Statements  of Income for the Three  Months and Six Months Ended
          June 30, 1998 and 1997

          Consolidated  Statements  of Financial  Condition as of June 30,     2
          1998 and December 31, 1997

          Consolidated Statements of Cash Flows for the Six Months Ended 3 - 4 June 30, 1998 and 1997

          Notes to Consolidated Interim Financial Statements               5 - 8

          Independent Auditors' Report                                         9

 Item 2.  Management's Discussion and Analysis                           10 - 19
 Item 3.
          Quantitative and Qualitative Disclosures About Market Risk          20
 Part II. OTHER INFORMATION
 Item 1.  Legal Proceedings -- None
 Item 2.  Changes in Securities -- None
 Item 3.  Defaults Upon Senior Securities --None
 Item 4.  Submissions of Matters to Vote of Security  Holders   --  Annual    23
          Meeting
 Item 5.  Other Information                                                   24

  Item 6.Exhibits and Reports on Form 8-K

  (a)     Exhibits

  Reg S-K (Item 601)
  Exhibit No.     Description                                      Page No.
------------      ------------------------------------------------ -------------
    22            Submission of Matters to Vote of Security            23
                  Holders -- Annual Meeting



(b)     Reports on Form 8-K
Filing of Form 8-K on May 19, 1998, regarding May 19, 1998, letter to shareholders which contained discussion of May 18, 1998, annual meeting of shareholders, and a press release dated May 19, 1998, declaring a cash dividend of $0.275 payable on July 1, 1998, to shareholders of record June 12, 1998, incorporated herein by reference.

Filing of Form 8-K on July 21, 1998, regarding two press releases dated July 21, 1998, detailing second quarter financial results, incorporated herein by reference.


                                                                              TRUSTCO BANK CORP NY
                                                            Consolidated Statements of Income (Unaudited)
                                                              (dollars in thousands, except per share data)

                                                          3 Months Ended                         6 Months Ended
                                                             June 30                                June 30
                                                               1998           1997            1998            1997

   Interest income:
    Interest and fees on loans                        $      27,805          27,088          55,687          53,900
    Interest on U. S. Treasuries and agencies                 3,824           7,579           8,902          15,025
    Interest on states and political
     subdivisions                                             1,538           1,324           3,059           2,614
    Interest on mortgage-backed securities                    2,963           2,189           5,872           3,778
    Other                                                     1,388             428           2,279             864
    Interest on federal funds sold                            6,296           4,255          11,418           8,577

       Total interest income                                 43,814          42,863          87,217          84,758

   Interest expense:
    Interest on deposits:
     Interest-bearing checking                                  937             899           1,845           1,784
     Savings                                                  5,228           5,664          10,343          11,251
     Money market deposit accounts                              415             435             832             877
     Certificates of deposit of $100,000 or more              1,780           1,415           3,472           2,737
     Other time                                              12,194          11,591          24,250          22,926
    Interest on short-term borrowings                         1,904           1,373           3,471           2,690

      Total interest expense                                 22,458          21,377          44,213          42,265

      Net interest income                                    21,356          21,486          43,004          42,493
   Provision for loan losses                                  1,558           1,185           2,930           2,395

      Net interest income after provision
       for loan losses                                       19,798          20,301          40,074          40,098

   Noninterest income:
    Trust department income                                   2,024           1,698           3,699           3,270
    Fees for other services to customers                      2,150           1,878           4,206           3,682
    Net gain/(loss) on securities available for sale            104            (295)            136            (790)
    Other                                                     1,069             528           1,860           1,183

     Total noninterest income                                 5,347           3,809           9,901           7,345

   Noninterest expenses:
    Salaries and employee benefits                            5,662           5,782          11,459          11,497
    Net occupancy expense                                     1,135           1,217           2,400           2,302
    Equipment expense                                         1,346           1,294           2,594           2,051
    FDIC insurance expense                                       61              62             123             123
    Professional services                                       792             950           1,379           2,068
    Other real estate expenses                                   36             106             362             295
    Other                                                     2,267           2,176           4,511           4,455

     Total noninterest expenses                              11,299          11,587          22,828          22,791

      Income before taxes                                    13,846          12,523          27,147          24,652
   Applicable income taxes                                    5,180           4,670          10,103           9,206

       Net income                                     $       8,666           7,853          17,044          15,446

Net income per Common Share:

       - Basic                                        $        0.37            0.33            0.73            0.66


       - Diluted                                      $        0.36            0.33            0.70            0.64


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

                                                                                                   -1-


                                                                       TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                                         06/30/98               12/31/97
  ASSETS:                                                              (unaudited)

 Cash and due from banks                                              $   35,185               42,740

 Federal funds sold                                                      445,000              395,000

   Total cash and cash equivalents                                       480,185              437,740

 Securities available for sale:
  U. S. Treasuries and agencies                                          187,847              278,823
  States and political subdivisions                                      115,145              113,787
  Mortgage-backed securities                                             170,725              155,080
  Other                                                                  131,698               54,209

   Total securities available for sale                                   605,415              601,899

 Loans:
  Commercial                                                             192,864              190,651
  Residential mortgage loans                                             935,153              906,404
  Home equity line of credit                                             158,438              172,448
  Installment loans                                                       27,096               29,989

   Total loans                                                         1,313,551            1,299,492
 Less:
  Allowance for loan losses                                               54,667               53,455
  Unearned income                                                          1,117                1,216

  Net loans                                                            1,257,767            1,244,821

 Bank premises and equipment                                              17,547               18,609
 Real estate owned                                                         7,490                9,309
 Other assets                                                             65,791               59,887

    Total assets                                                     $ 2,434,195            2,372,265

  LIABILITIES:

 Deposits:
  Demand                                                             $   140,672              130,345
  Interest-bearing checking                                              238,403              240,699
  Savings accounts                                                       663,962              650,601
  Money market deposit accounts                                           57,356               57,021
  Certificates of deposit (in denominations of
   $100,000 or more)                                                     128,481              112,599
  Other time                                                             843,160              830,598

   Total deposits                                                      2,072,034            2,021,863

 Short-term borrowings                                                   129,478              127,850
 Accrued expenses and other liabilities                                   49,054               43,727

   Total liabilities                                                   2,250,566            2,193,440

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 50,000,000 shares authorized,
   and 24,276,428 and 24,257,382 shares issued June 30, 1998
   and December 31, 1997, respectively                                    24,276               24,257
 Surplus                                                                 113,301              112,702
 Undivided profits                                                        36,342               32,119
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                   20,251               15,851
 Treasury stock at cost - 1,004,268 and 855,850 shares at
   June 30, 1998 and December 31, 1997, respectively                     (10,541)              (6,104)

   Total shareholders' equity                                            183,629              178,825

   Total liabilities and shareholders' equity                        $ 2,434,195            2,372,265

 See accompanying notes to consolidated interim financial statements.

                                                                                      - 2 -

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                                 1998                   1997
                                                                        --------             --------
Cash flows from operating activities:
Net income...............................................              $  17,044               15,446
                                                                        --------             --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                  1,062                1,545
  Gain on sales of fixed assets..........................                   (587)                 ---
  Provision for loan losses..............................                  2,930                2,395
  Loss on sale of securities available for sale..........                      2                  858
  Gain on sale of securities available for sale..........                   (138)                 (68)
  Provision for deferred tax benefit.....................                 (2,076)              (2,511)
 (Increase)/decrease in taxes receivable.................                 (3,135)               1,168
  Decrease in interest receivable........................                    593                  230
  Increase/(decrease) in interest payable................                     51                  (59)
 (Increase)/decrease in other assets.....................                 (2,941)               3,992
  Increase in accrued expenses...........................                  5,313                3,375
                                                                        --------             --------
    Total adjustments....................................                  1,074               10,925
                                                                        --------             --------
Net cash provided by operating activities................                 18,118               26,371
                                                                        --------             --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale...                 29,522               72,686
  Purchase of securities available for sale..............               (181,723)             204,379)
  Proceeds from maturities and calls
   of securities available for sale......................                156,261               83,367
  Net increase in loans..................................                (18,095)             (22,308)
  Proceeds from dispositions of real estate owned........                  2,653                2,379
  Proceeds from sales of fixed assets....................                  1,474                 ---
  Capital expenditures...................................                   (887)              (1,159)
                                                                        --------             --------
    Net cash used in investing activities................                (10,795)             (69,414)
                                                                        --------             --------
Cash flows from financing activities:
  Net increase in deposits...............................                 50,171               26,712
  Increase in short-term borrowing.......................                  1,628                3,583
  Proceeds from exercise of stock options................                    170                  468
  Proceeds from sale of treasury stock...................                  3,065                  890
  Purchase of treasury stock.............................                 (7,054)              (1,851)
  Dividends paid.........................................                (12,858)             (11,209)
                                                                        --------             --------
    Net cash provided by financing activities............                 35,122               18,593
                                                                        --------             --------
Net increase/(decrease) in cash and cash equivalents.....                 42,445              (24,450)

Cash and cash equivalents at beginning of period.........                437,740              355,779
                                                                        --------             --------
Cash and cash equivalents at end of period...............                480,185              331,329
                                                                        ========             ========

See accompanying notes to consolidated interim financial statements.       (Continued)

                                             -3-


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                                   1998                 1997
                                                                        --------             --------

  Interest paid.........................................                $ 44,162               42,324
  Income taxes paid.....................................                  12,370               10,549
  Transfer of loans to real estate owned................                   2,219                6,576
  Increase/(decrease) in dividends payable..............                     (37)                  13
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes...........                  (7,440)              (4,603)
  Change in deferred tax effect on unrealized gain
   on securities available for sale.....................                   3,040                1,841






































See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three months and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1997 Annual Report to Shareholders on Form 10-K.






2.ab Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 1998 and 1997 follows:

                                                            Weighted
    (In thousands,                               Net      Average Shares      Per Share
    except per share data)                      Income     Outstanding        Amounts
                                             --------------------------------------------
    For the quarter ended June 30, 1998:
    Basic EPS:
       Net income available to
       common shareholders..............        $8,666       23,308           $0.37
    Effect of Dilutive Securities:
       Stock options......................      ------          970            -------
                                             --------------------------------------------
    Diluted EPS                                 $8,666       24,278           $0.36
                                             ============================================

    For six months ended June 30, 1998:
    Basic EPS:
       Net income available to
       common shareholders..............       $17,044       23,341           $0.73
    Effect of Dilutive Securities:
       Stock options......................     -------          958           -------
                                             --------------------------------------------
    Diluted EPS                                $17,044       24,299           $0.70
                                             ============================================

                                             -5-

                                                        Weighted Average
    (In thousands,                               Net         Shares           Per Share
    except per share data)                      Income     Outstanding        Amounts
                                             --------------------------------------------
    For the quarter ended June 30, 1997:
    Basic EPS:
       Net income available to
       common shareholders..............        $7,853       23,473           $0.33
    Effect of Dilutive Securities:
       Stock options......................      -------         608           -------
                                             --------------------------------------------
    Diluted EPS                                 $7,853       24,081           $0.33
                                             ============================================

    For the six months ended June 30, 1997:
    Basic EPS:
       Net income available to
       common shareholders..............       $15,446       23,459           $0.66
    Effect of Dilutive Securities:
       Stock options.....................      -------          649           -------
                                             --------------------------------------------
    Diluted EPS                                $15,446       24,108           $0.64
                                             ============================================


3.ab Comprehensive Income
On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (Statement 130). This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three month period ended June 30, 1998 and 1997 was $14,504,000 and $13,263,000 respectively, and $21,444,000 and $18,208,000 for the six month period ended June 30, 1998 and 1997, respectively. The following summarizes the components of other comprehensive income:


Other Comprehensive Income                                                        (dollars in thousands)
                                                                                 Three months ended June 30
Unrealized gains on securities:                                                      1998         1997
                                                                                -----------------------------

Unrealized  holding gains arising during period,  net of tax (pre-tax amount of $9,975 for 1998 and $8,852 for 1997)
                                                                                   $5,899        5,231
Reclassification  adjustment  for net  gain/(loss)  realized  in net  income during period, net of tax (pre-tax gain of $104 for 1998 and pre-tax loss of
$295 for 1997)
                                                                                       61         (179)
                                                                                -----------------------------
Other comprehensive income                                                         $5,838        5,410
                                                                                =============================

                                                                                 Six months ended June 30
Unrealized gains on securities:                                                      1998         1997
                                                                                -----------------------------
Unrealized  holding gains arising during period,  net of tax (pre-tax amount of $7,576 for 1998 and $3,813 for 1997)
                                                                                   $4,480        2,295
Reclassification  adjustment  for net  gain/(loss)  realized  in net  income during period, net of tax (pre-tax gain of $136 for 1998 and pre-tax loss of
$790 for 1997)
                                                                                       80         (467)
                                                                                -----------------------------
Other comprehensive income                                                         $4,400        2,762
                                                                                =============================


4.      Recent Accounting Pronouncements
In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (Statement 132), which amends the disclosure requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," (Statement 87), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," (Statement 88), and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement 106). Statement 132 standardizes the disclosure requirements of Statement 87 and Statement 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement
133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 1998, and the related consolidated statements of income for the three month and six month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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




/s/KPMG Peat Marwick LLP
------------------------------
KPMG Peat Marwick LLP

Albany, New York
July 10, 1998

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 1998

  The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or " Company") during the three month and six month periods ended June 30, 1998, with comparisons to 1997 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1997 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have all been adjusted for the 15% stock split effective August 1997.

  Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) certain vendors of critical systems or services failing to comply with Year 2000 programming issues, (5) changes in the regulatory environment, and (6) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

  Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 1998 and 1997.

  Overview
  TrustCo recorded net income of $8.7 million, or $0.36 diluted earnings per share for the three month period ended June 30, 1998, as compared to net income of $7.9 million and diluted earnings per share of $0.33 for the same time period in 1997. For the six months ended June 30, 1998, TrustCo recorded net income of $17.0 million or $0.70 diluted earnings per share compared to $15.4 million and $0.64 diluted earnings per share in the comparable period in 1997.

The primary factors accounting for the year to date increase in net income are:

         ` A 6% increase in the average earning assets to $2.3 billion, and ` An increase in noninterest income (excluding the effect of net gains/losses on securities transactions) of $1.6 million to $9.8 million.


These increases to net income were partially offset by:

         ` Reduction in the net interest margin to 3.85% for 1998 compared to 4.04% for 1997.

Asset/Liability Management
The Company strives to generate superior earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short term and long term basis.

Earning Assets
The average balance of interest earning assets increased by $157.4 million to $2.3 billion during the second quarter of 1998 compared to 1997. The average yield on earning assets was 7.63% in 1998's second quarter compared to 7.99% in 1997.

For the six month period ended June 30, 1998, average interest earning assets increased by $138.3 million to $2.3 billion. The average yield on earning assets was 7.71% in 1998 compared to 7.96% in 1997.

Included in the tables  "Distribution of Assets,  Liabilities and  Shareholders'
Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1998 and 1997.

Loans
During the second quarter of 1998, the loan portfolio grew by $61.3 million to $1.3 billion from the $1.2 billion for the comparable period in 1997. The average yield on the portfolio decreased 19 basis points to 8.54% for the second quarter of 1998 compared to 8.73% for 1997. This resulted in total interest income of $27.9 million for 1998 and $27.2 million for 1997. During the quarter, the residential mortgage loan balances increased $97.7 million to $927.0 million compared to $829.2 million for the second quarter of 1997. The other categories of loans all experienced decreases during the quarter as a result of increased competition and run off. The residential real estate loan is the principal product in the TrustCo lending area. Through aggressive pricing and low closing costs the Company has been able to attract new borrowers. All loans are held in the portfolio and are not sold into the secondary markets. Residential real estate loans are originated by TrustCo employees through the network of branch facilities, primarily in the upstate New York territory.

For the six month period ended June 30, 1998, the average balance in the loan portfolio was $1.3 billion compared to $1.2 billion for the comparable period in 1997. The average yield decreased 13 basis points to 8.59% for the 1998 period compared to 8.72 for the comparable period in 1997. The increase in the average balances more than offset the reduction in rates thereby causing an increase in loan interest income to $55.9 million for the six months of 1998.

Securities Available for Sale
During the second quarter of 1998, the average balance of securities available for sale were $579.7 million with a yield of 7.23%, compared to $632.4 million for the second quarter of 1997 with a yield of 7.71%. The combination of the decrease in average balance and the reduction in the yields combined to cause a decrease in interest income on securities available for sale of $1.7 million between the second quarter of 1998 and 1997.

The six month results reflect the same principal trends as was noted for the second quarter. The total average balance of securities available for sale during the six months of 1998 was $592.7 million with an average yield of 7.30% compared to an average balance for 1997 of $613.3 million with a yield of 7.71%.

Reflected in both the second quarter and six month results are reductions in the average balances invested in securities issued by the U.S. Government or its agencies that are "callable" by the agency. As interest rates in the market have decreased, these securities were called by the agency and consequently resulted in TrustCo having additional funds in overnight investments. Through the second quarter there has also been an increase in the amount invested in mortgage-backed securities. These are pass through securities and are secured by the underlying mortgage loans and government guarantees. With the types of mortgage-backed securities that TrustCo purchases, there is little credit risk in the portfolio. Rather the risk with respect to these securities rests with the issue of interest rates. As interest rates in the mortgage markets decrease, the underlying loans will prepay early or refinance in their entirety. Generally, mortgage-backed securities provide cash flows over a longer time period to final maturity, than do callable securities.

Federal Funds
During the second quarter of 1998 the average balance of federal funds sold was $455.3 million with a yield of 5.55%, compared to the average balance for the three month period ended June 30, 1997 of $306.5 million with an average yield of 5.57%. The $148.8 million increase in the average balance, offset by the 2 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $6.3 million for 1998 compared to $4.3 million for 1997.

During the six month period ended June 30, 1998 the average balance of federal funds was $414.4 million with a yield of 5.56% compared to an average balance of $316.5 million in 1997 with an average yield of 5.46%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. As noted in the Securities Available for Sale section there have been a relatively large amount of unanticipated prepayments due to the low interest rates in the market during 1998. Due to the relatively low rates in the market place and the desire to record loans in an orderly fashion compared to a wholesale loan purchase program, these funds have not been reinvested as of June 30, 1998.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts. Also, TrustCo developed a Short-Term Investment Account which was introduced in 1995 exclusively for customers of the Trust Department.

During the quarter, total interest-bearing liabilities increased to $2.1 billion from $2.0 billion for 1997. The rate paid on total interest-bearing liabilities was 4.33% for the second quarter of 1998, 3 basis points less than the 4.36% rate paid for 1997. Total interest expense for the second quarter increased $1.1 million to $22.5 million for 1998 compared to $21.4 million for 1997. The TrustCo Short Term Investment account and time deposits were the principal reasons for the increase in interest-bearing liabilities during the quarter.

Similar growth in interest-bearing liabilities was noted for the six month period as was discussed for the quarter. The overall growth in interest-bearing liabilities during the six month period ended June 30, 1998 was $97.1 million compared to the comparable period in 1997. Total interest expense increased by $1.9 million due to the increase in average balances during the six month periods offset by a reduction of 1 basis point in the overall rate paid.

Growth in the interest-bearing liabilities resulted from successful marketing of the Company's products along with the impact of the new branches opened in 1997.


Net Interest Income
Taxable equivalent net interest income decreased by approximately $50 thousand during the second quarter of 1998 compared to 1997. On a year to date basis, the taxable equivalent net interest income was $44.7 million for 1998 compared to $44.0 million for 1997, an increase of approximately $700 thousand.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

Impaired loans are defined as those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 1998.

Nonperforming loans: Total nonperforming loans were $11.0 million at June 30, 1998, a decrease from the $ 11.7 million of nonperforming loans at March 31, 1998 and down also from the $12.2 million at June 30, 1997. Nonaccrual loans were $6.4 million at June 30, 1998 down slightly from the $7.3 million at March 31, 1998 and the $7.7 million at June 30, 1997. Restructured loans were $3.8 million at June 30, 1998 compared to $3.3 million at March 31, 1998 and $3.5 million at June 30, 1997.

A noted trend has developed within the subcategories of nonperforming loans. Whereas at June 30, 1997, $2.4 million of total nonperforming loans were commercial and commercial real estate loans, by June 30, 1998, there were no nonperforming commercial and commercial real estate loans. There has been a shifting of nonperforming loans towards the residential real estate category in 1998. This is a result of several factors, including:
         ` The  overall  emphasis  within  TrustCo for  residential  real estate originations,
         ` The relatively weak economic environment in the upstate
           New York  territory,  and
         ` The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's.

With the portfolio concentrated in the category of residential real estate, the increase in this type of nonperforming loan is not unusual. Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

At June 30, 1998, there were no commercial and commercial real estate impaired loans. Total impaired loans at June 30, 1998 of $3.0 million, consisted of restructured retail loans. Of the total $11.0 million of nonperforming loans at quarter end June 30, 1998, only the restructured retail loans of $3.0 million are considered by management to be impaired.

During the first six months of 1998, there have been $577 thousand of commercial loan charge offs, $440 thousand of consumer loan charge offs and $2.4 million of mortgage loan charge offs. Recoveries during the six month period have been $1.7 million in 1998.

Real estate owned: Total real estate owned of $7.5 million at June 30, 1998 increased by $195 thousand between March 31, 1998 and June 30, 1998.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is , in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At June 30, 1998, the allowance for loan losses was $54.7 million, which represents a slight increase of $1.2 million from the $53.5 million in the allowance at year end 1997. The allowance represents 4.17% of the loan portfolio as of June 30, 1998, up slightly from the 4.16% as of June 30, 1997. The year to date provision charged to expense was $2.9 million compared to $2.4 million for 1997.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are slightly past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
         ` The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,
         ` The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,
         ` Changes in underwriting standards in the competitive environment that TrustCo operates in,
         ` Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and
         ` The relatively weak economic environment in the upstate New York territory combined with declining real estate prices makes it more difficult for consumers to refinance their debts.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 1998 was $5.3 million an increase of $1.5 million over the comparable period in 1997. During the 1998 period the Company recorded net securities gains of $104 thousand compared to $295 thousand of net losses for the comparable period in 1997. Excluding these securities transactions, noninterest income increased from $4.1 million in the second quarter of 1997 to $5.2 million in 1998. The increase is the result of a 19% increase in Trust department income from $ 1.7 million in the second quarter of 1997 to $ 2.0 million for the second quarter of 1998. Other noninterest income increased by $540 thousand primarily as a result of a gain recognized on the sale of bank premises and equipment.

Similar results were also recognized for the six months of 1998 compared to 1997. Total noninterest income was $ 9.9 million for 1998 compared to $7.3 million for 1997. Excluding net securities transactions the balances for 1998 and 1997 would have been $9.8 million and $8.1 million respectively.

Noninterest Expenses
Total noninterest expense for the second quarter of 1998 was $ 11.3 million down slightly from $11.6 million in the second quarter of 1997. For the six months ended June 30, 1998 and 1997, total noninterest expense was $ 22.8 million. Increasing operating cost associated with new branches has been offset by savings in other areas of the bank. TrustCo has a continuing program to reduce and control cost at all levels within the organization.

Income Taxes
In the second quarter of 1998 and 1997, TrustCo recognized income tax expense of $5.2 million and $4.7 million respectively. This resulted in an effective tax rate of 37.4% for 1998 and 37.3% for 1997. For the six months of 1998, total income tax expense was $10.1 million compared to $9.2 million for 1997.

Capital Resources
Consistent with its long term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 1998 was $183.6 million an increase of $4.8 million from the year end 1997 balance of $178.8 million. The change in the shareholders' equity between year end 1997 and June 30, 1998 reflects the net income retained by TrustCo and a $4.4 million increase in the net unrealized gain on securities available for sale, offset by a $4.4 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.55 per share during the first six months of 1998 compared to $0.48 in 1997. These resulted in a dividend payout ratio of 75.22% in 1998 and 72.65% in 1997. The Company achieved the following capital ratios as of June 30, 1998 and 1997:

                                             June 30,      Minimum Regulatory
                                        1998        1997       Guidelines
                                        -------------------------------------
        Tier 1 risk adjusted
                 capital               12.77%       13.37        4.00

        Total risk adjusted
                 capital               14.06        14.66        8.00


In addition, at June 30, 1998 and 1997, consolidated equity to asset ratio (excluding the mark to market adjustment on securities available for sale) was 6.77% and 7.01%, respectively.


                                                                       TrustCo Bank Corp NY
                                                              Management's Discussion and Analysis
                                                                      STATISTICAL DISCLOSURE

                                               I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                        The following table summarizes the component distribution of average balance heet, related interest income and expense and the average annualized yields on nterest-earning assets and annualized rates on interest-bearing libilities of the egistrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      onaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      rities available for sale is calculated using amortized costs for these securities.
                                      ncluded in the balance of shareholders' equity is unrealized appreciation, net of tax,
                                      n the available for sale portfolio of $14.7 million in 1998 and $4.7 million in 1997.
                                      he subtotals contained in the following table are the arithmetic totals of the items ontained in that category.

                                                 Second Quarter           Second Quarter
                                                     1998                     1997

                                         Average          Average  Average           Average Change in   Variance   Variance
(dollars in thousands)                   Balance Interest  Rate    Balance  Interest  Rate    Interest    Balance     Rate
                                                                                              Income/     Change     Change
               Assets                                                                         Expense
Commercial loans......................$  191,178 $ 4,521   9.47% $  205,983 $ 4,877   9.48%     (356)     (350)        (6)
Residential mortgage loans............   926,958  18,703   8.07%    829,227  17,112   8.25%    1,591     3,899     (2,308)
Home equity lines of credit ..........   161,854   3,817   9.46%    180,294   4,228   9.41%     (411)     (575)       164
Installment loans.....................    26,519     840  12.70%     29,685     957  12.93%     (117)     (101)       (16)
                                        --------  ------           --------  ------            -----     -----      -----
Loans, net of unearned income......... 1,306,509  27,881   8.54%  1,245,189  27,174   8.73%      707     2,873     (2,166)

Securities available for sale:
 U.S. Treasuries and agencies.........   204,768   3,837   7.50%    388,988   7,599   7.81%   (3,762)   (3,463)      (299)
 Mortgage-backed securities...........   174,824   2,963   6.78%    114,412   2,189   7.65%      774     2,282     (1,508)
 States and political subdivisions....   111,260   2,255   8.11%     95,882   1,946   8.12%      309       326        (17)
 Other ...............................    88,805   1,424   6.41%     33,092     460   5.57%      964       884         80
                                        --------  ------          ---------  ------            -----     -----      -----
   Total securities available for sale   579,657  10,479   7.23%    632,374  12,194   7.71%   (1,715)       29     (1,744)

Federal funds sold....................   455,264   6,296   5.55%    306,462   4,255   5.57%    2,041     2,158       (117)
                                        --------  ------          ---------  ------            -----     -----      -----
  Total Interest earning assets....... 2,341,430  44,656   7.63%  2,184,025  43,623   7.99%    1,033     5,060     (4,027)
Allowance for loan losses.............   (55,873) ------            (52,639) ------            -----     -----      -----
Cash and non-interest earning assets..   153,269                    150,623
                                        --------                  ---------
  Total assets.......................$ 2,438,826                 $2,282,009
                                        ========                  =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking.........$   243,613     937   1.54% $  233,763 $   899   1.54%       38        37          1
   Money market accounts..............    56,799     415   2.93%     59,609     435   2.93%      (20)      (22)         2
 Savings..............................   658,755   5,228   3.18%    661,430   5,664   3.44%     (436)      (23)      (413)
 CD's over $100 thousand..............   124,577   1,780   5.73%     97,761   1,415   5.80%      365       483       (118)
 Other time deposits..................   838,387  12,194   5.83%    798,069  11,591   5.83%      603       587         16
                                        --------  ------          ---------  ------            -----     -----      -----
  Total time deposits................. 1,922,131  20,554   4.29%  1,850,632  20,004   4.34%      550     1,062       (512)
Short-term borrowings.................   156,401   1,904   4.88%    115,725   1,373   4.76%      531       494         37
                                        --------  ------          ---------  ------            -----     -----      -----
  Total interest-bearing liabilities.. 2,078,532  22,458   4.33%  1,966,357  21,377   4.36%    1,081     1,556       (475)
Demand deposits.......................   137,537  ------            116,930  ------            -----     -----      -----
Other liabilities.....................    47,155                     35,884
Shareholders' equity..................   175,602                    162,838
                                        --------                  ---------
  Total liab. & shareholders' equity.$ 2,438,826                $ 2,282,009
                                        ========                  =========
Net interest income...................            22,198                     22,246              (48)    3,504     (3,552)
                                                  ------                     ------            -----     -----      -----
Net interest spread...................                     3.30%                      3.63%

Net interest margin (net interest
 income to total interest earning
   assets)............................                     3.79%                      4.07%

Tax equivalent adjustment                            842                        760
                                                  ------                     ------
   Net interest income per book.......            21,356                    $21,486
                                                  ======                     ======

                                                                     TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                    STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                            INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $14.9 million in 1998 and $4.8 million in 1997.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                                Six Months                  Six Months
                                                   1998                       1997

                                        Average           Average   Average            Average  Change in  Variance Variance
(dollars in thousands)                  Balance Interest   Rate     Balance Interest    Rate     Interest   Balance   Rate
                                                                                                  Income/    Change  Change
               Assets                                                                             Expense
Commercial loans.....................$   190,459  9,067    9.54%$   211,525 $  9,918    9.40%     (851)   (1,266)     415
Residential mortgage loans.............  920,645 37,329    8.11%    819,412   33,846    8.26%    3,483     5,197   (1,714)
Home equity lines of credit ...........  165,808  7,761    9.44%    181,841    8,366    9.28%     (605)     (995)     390
Installment loans......................   27,017  1,719   12.83%     30,224    1,950   13.01%     (231)     (205)     (26)
                                       --------- ------             -------  -------             -----     -----    -----
Loans, net of unearned income......... 1,303,929 55,876    8.59%  1,243,002   54,080    8.72%    1,796     2,731     (935)

Securities available for sale:
 U.S. Treasuries and agencies.........   235,469  8,928    7.58%    386,067   15,066    7.81%   (6,138)   (5,722)    (416)
 Mortgage-backed securities...........   171,824  5,872    6.84%     98,187    3,778    7.70%    2,094     3,293   (1,199)
 States and political subdivisions....   110,377  4,485    8.13%     94,942    3,842    8.09%      643       627       16
 Other ...............................    75,039  2,352    6.28%     34,102      940    5.53%    1,412     1,268      144
                                       --------- ------             -------  -------             -----     -----    -----
   Total securities available for sale.  592,709 21,637    7.30%    613,298   23,626    7.71%   (1,989)     (534)  (1,455)

Federal funds sold....................   414,431 11,418    5.56%    316,514    8,577    5.46%    2,841     2,695      146
                                       --------- ------             -------  -------             -----     -----    -----
  Total Interest earning assets....... 2,311,069 88,931    7.71%  2,172,814   86,283    7.96%    2,648     4,892   (2,244)
Allowance for loan losses.............   (55,214)------             (52,807) -------             -----     -----    -----
Cash and non-interest earning assets...  153,054                    151,584
                                       ---------                  ---------
  Total assets.......................$ 2,408,909                $ 2,271,591
                                       =========                  =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking.........$   241,487  1,845    1.54%$   233,923    1,784    1.54%       61        58        3
   Money market accounts..............    57,314    832    2.93%     60,375      877    2.93%      (45)      (44)      (1)
 Savings..............................   655,219 10,343    3.18%    660,545   11,251    3.43%     (908)      (90)    (818)
 CD's over $100 thousand..............   122,364  3,472    5.72%     96,032    2,737    5.75%      735       772      (37)
 Other time deposits..................   836,303 24,250    5.85%    793,624   22,926    5.83%    1,324     1,237       87
                                       --------- ------             -------  -------             -----     -----    -----
  Total time deposits................. 1,912,687 40,742    4.30%  1,844,499   39,575    4.33%    1,167     1,933     (766)
Short-term borrowings.................   143,686  3,471    4.87%    114,750    2,690    4.73%      781       697       84
                                       --------- ------             -------  -------             -----     -----    -----
  Total interest-bearing liabilities.. 2,056,373 44,213    4.34%  1,959,249   42,265    4.35%    1,948     2,630     (682)
Demand deposits.......................   132,836 ------             115,785  -------             -----     -----    -----
Other liabilities.....................    43,937                     34,065
Shareholders' equity..................   175,763                    162,492
                                       ---------                  ---------
  Total liab. & shareholders' equity.$ 2,408,909                  2,271,591
                                       =========                  =========
Net interest income...................           44,718                       44,018               700     2,262   (1,562)
                                                 ------                      -------             -----     -----    -----
Net interest spread...................                     3.37%                        3.61%

Net interest margin (net interest
 income to total interest earning
   assets)............................                     3.85%                        4.04%

 Tax equivalent adjustment                        1,714                        1,525
                                                 ------                      -------
   Net interest income per book.......           43,004                       42,493
                                                 ======                      =======


  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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











                                                     TrustCo Bank Corp NY


  Date:  August 5, 1998             By:     /s/Robert A. McCormick
                                            ------------------------------------
                               Robert A. McCormick
                                  President and Chief Executive Officer


  Date: August 5, 1998              By:     /s/Robert T. Cushing
                                            ------------------------------------
                              Robert T. Cushing
                              Vice President and Chief
                                Financial Officer

                                 Exhibits Index



  Reg S-K
  Exhibit No.  Description                                          Page No.
-------------- ---------------------------------------------------- --------
    22         Submission  of Matters to Vote of Security              23
               Holders -- Annual Meeting

                                                                Exhibit 22

  Item 4.Submission of Matters to Vote of Security Holders -- Annual Meeting

1.Election of Directors:
  At the annual meeting held May 18, 1998, shareholders of the Company were asked to consider the Company's nominees for directors and to elect four (4) directors, to serve for a term of three (3) years. The Company's nominees for director were: M. Norman Brickman, Anthony J. Marinello, M.D. , Ph.D, Robert A. McCormick, and Kenneth C. Petersen. The results of shareholder voting are as follows:


            DIRECTOR    FOR       WITHHELD   ABSTAIN   NON-VOTE
            --------    ---       --------   -------   --------

       Brickman      21,290,511    474,077     N/A         N/A
       Marinello     21,187,378    577,210     N/A         N/A
       McCormick     21,298,259    466,329     N/A         N/A
       Petersen      21,337,573    427,015     N/A         N/A

      Directors continuing in office are: Barton A. Andreoli, Lionel O. Barthold, Nancy A. McNamara, John S. Morris, PhD, James H. Murphy, DDS, Richard J. Murray, Jr., William D. Powers, William J. Purdy, and William F. Terry.

2. Shareholders of the Company were asked to consider a proposal to ratify the selection by TrustCo's Board of Directors of KPMG Peat Marwick LLP as the independent certified public accountants for the Company for the fiscal year ending December 31, 1998. The results of shareholder voting are as follows:

             FOR      AGAINST  ABSTAIN  WITHHELD  NON-VOTE
         21,616,345   65,604   83,265      N/A       N/A

  Item 5. Other Information

          The Securities and Exchange Commission ("SEC") recently adopted amendments to its rules under the Securities Exchange Act of 1934 (the "Exchange Act") regarding the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998 ,included provisions authorizing companies to exercise discretionary voting authority with respect to shareholder proposals for which a company did not receive notice within a specified time period prior to a meeting of its shareholders or that otherwise did not satisfy certain requirements specified in such admendments.

          Pursuant to these amendments, TrustCo shareholders are hereby notified that any shareholder proposal not included in TrustCo's proxy statement for its 1999 Annual Meeting of Shareholders will be considered untimely for purposes of the SEC rules governing the submission of shareholder proposals for consideration at shareholder meetings if notice of the proposal is not received by TrustCo on or before February 22, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in TrustCo's Proxy Statement for its 1999 Annual Meeting unless (a) TrustCo receives notice of such proposal on or before February 22,1999, and (b) the additional conditions set forth in SEC Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are satisfied.