Form 10-Q
period 1998-09-30
TRUSTCO BANK CORP N Y
filed 1998-11-12
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended       Commission File Number 0-10592
              September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Number of Shares Outstanding
       Class of Common Stock                     as of October 30, 1998
     ---------------------------                 ----------------------
            $1 Par Value                                26,798,242

                              TrustCo Bank Corp NY

                                      INDEX



Part I.         FINANCIAL INFORMATION                       PAGE NO.
Item 1.   Interim   Financial   Statements    (Unaudited):    Consolidated     1
          Statements of Income for the Three Months and Nine Months Ended September 30, 1998 and 1997

          Consolidated  Statements of Financial  Condition as of September     2
          30, 1998 and December 31, 1997

          Consolidated Statements of Cash Flows for the Nine Months Ended 3 - 4 September 30, 1998 and 1997

          Notes to Consolidated Interim Financial Statements               5 - 8

          Independent Auditors' Report                                         9

Item 2.   Management's Discussion and Analysis                           10 - 24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          25
Part II.  OTHER INFORMATION
Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- None
Item 3.   Defaults Upon Senior Securities --None
Item 4.   Submissions of Matters to Vote of Security  Holders -- None
Item 5.   Other Information                                                   46

Item 6.Exhibits and Reports on Form 8-K

  (a)     Exhibits

  Reg S-K (Item 601)
  Exhibit No.Description                                                Page No.
--------------------------------------------------------------------------------
The following exhibits are filed herewith:
    3(ii)a  Amended and Restated By-Laws of TrustCo                           28
            Bank Corp NY, dated August 18, 1998

    10(a)   Amendment  No.  1 to  Second  Restatement  of  Trustco Bank       38
            Supplemental Retirement Plan, dated September 15, 1998

    10(b)   Amendment  No. 2 to  Restatement  of Trustco Bank  Executive      41
            Officer Incentive Plan, dated September 15, 1998

    10(c)   Amendment  No.  3 to  Restated  Agreement  for  Supplemental      43
            Retirement   Benefits   for  Robert  A.   McCormick,   dated
            September 15, 1998



(b)     Reports on Form 8-K
Filing of Form 8-K on August 18, 1998, regarding August 18, 1998, press release declaring a quarterly cash dividend of $0.275 per share payable October 1, 1998, and the issuance of a 15% stock split, to be distributed on November 13, 1998, incorporated herein by reference.

Filing of Form 8-K on October 21, 1998, regarding two press releases dated October 21, 1998, detailing third quarter financial results, incorporated herein by reference.


                                           TRUSTCO BANK CORP NY
                              Consolidated Statements of Income (Unaudited)
                              (dollars in thousands, except per share data)

                                                               3 Months Ended             9 Months Ended
                                                                    Sept 30                   Sept 30
                                                            1998            1997          1998            1997

   Interest income:
    Interest and fees on loans                      $      27,726          27,541          83,413          81,441
    Interest on U. S. Treasuries and agencies               3,328           6,685          12,230          21,710
    Interest on states and political
     subdivisions                                           1,533           1,482           4,592           4,096
    Interest on mortgage-backed securities                  3,175           3,141           9,047           6,919
    Other                                                   1,973             437           4,252           1,301
    Interest on federal funds sold                          6,439           4,360          17,857          12,937
                                                     -------------------------------------------------------------

       Total interest income                               44,174          43,646         131,391         128,404
                                                     -------------------------------------------------------------

   Interest expense:
    Interest on deposits:
     Interest-bearing checking                                959             910           2,804           2,694
     Savings                                                5,319           5,734          15,662          16,985
     Money market deposit accounts                            417             433           1,249           1,310
     Certificates of deposit of $100,000 or more            1,920           1,531           5,392           4,268
     Other time                                            12,332          11,997          36,582          34,923
    Interest on short-term borrowings                       1,858           1,429           5,329           4,119
                                                     -------------------------------------------------------------

      Total interest expense                               22,805          22,034          67,018          64,299
                                                     -------------------------------------------------------------

      Net interest income                                  21,369          21,612          64,373          64,105
   Provision for loan losses                                  450           1,345           3,380           3,740
                                                     -------------------------------------------------------------

      Net interest income after provision
       for loan losses                                     20,919          20,267          60,993          60,365
                                                     -------------------------------------------------------------

   Noninterest income:
    Trust department income                                 1,736           1,657           5,435           4,927
    Fees for other services to customers                    2,323           1,970           6,529           5,652
    Net gain/(loss) on securities available for sale          135             (19)            271            (809)
    Other                                                     521             718           2,381           1,901
                                                     -------------------------------------------------------------

     Total noninterest income                               4,715           4,326          14,616          11,671
                                                     -------------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                          5,760           5,669          17,219          17,166
    Net occupancy expense                                   1,145           1,530           3,545           3,832
    Equipment expense                                       1,186             881           3,780           2,932
    FDIC insurance expense                                     61              62             184             185
    Professional services                                     660             675           2,039           2,743
    Other real estate expenses                                352               9             714             304
    Other                                                   2,593           2,285           7,104           6,740
                                                     -------------------------------------------------------------

     Total noninterest expenses                            11,757          11,111          34,585          33,902
                                                     -------------------------------------------------------------

      Income before taxes                                  13,877          13,482          41,024          38,134
   Applicable income taxes                                  4,668           4,999          14,771          14,205
                                                     -------------------------------------------------------------

       Net income                                  $        9,209           8,483          26,253          23,929
                                                     =============================================================

Net income per Common Share:

       - Basic                                     $         0.34            0.31            0.98            0.89
                                                     =============================================================


       - Diluted                                   $         0.33            0.30            0.94            0.86
                                                     =============================================================


   Per share data is adjusted for  the effect of the 15% stock split declared August, 1998.


   See accompanying notes to consolidated interim financial statements.

                                     -1-

                                                                       TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                                       09/30/98          12/31/97
  ASSETS:                                                            (unaudited)

 Cash and due from banks                                       $          42,009            42,740

 Federal funds sold                                                      437,000           395,000
                                                                -----------------  ----------------

   Total cash and cash equivalents                                       479,009           437,740

 Securities available for sale:
  U. S. Treasuries and agencies                                          179,821           278,823
  States and political subdivisions                                      118,674           113,787
  Mortgage-backed securities                                             190,854           155,080
  Other                                                                  169,864            54,209
                                                                -----------------  ----------------

   Total securities available for sale                                   659,213           601,899
                                                                -----------------  ----------------

 Loans:
  Commercial                                                             188,218           190,651
  Residential mortgage loans                                             956,552           906,404
  Home equity line of credit                                             152,316           172,448
  Installment loans                                                       27,000            29,989
                                                                -----------------  ----------------

   Total loans                                                         1,324,086         1,299,492
                                                                -----------------  ----------------
 Less:
  Allowance for loan losses                                               54,325            53,455
  Unearned income                                                          1,123             1,216
                                                                -----------------  ----------------

  Net loans                                                            1,268,638         1,244,821

 Bank premises and equipment                                              17,756            18,609
 Real estate owned                                                         5,667             9,309
 Other assets                                                             58,450            59,887
                                                                -----------------  ----------------

    Total assets                                               $       2,488,733         2,372,265
                                                                =================  ================

  LIABILITIES:

 Deposits:
  Demand                                                       $         147,633           130,345
  Interest-bearing checking                                              247,487           240,699
  Savings accounts                                                       655,888           650,601
  Money market deposit accounts                                           54,986            57,021
  Certificates of deposit (in denominations of
   $100,000 or more)                                                     138,457           112,599
  Other time                                                             857,357           830,598
                                                                -----------------  ----------------

   Total deposits                                                      2,101,808         2,021,863

 Short-term borrowings                                                   158,766           127,850
 Accrued expenses and other liabilities                                   42,771            43,727
                                                                -----------------  ----------------

   Total liabilities                                                   2,303,345         2,193,440
                                                                -----------------  ----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 50,000,000 shares authorized,
   and 27,931,404 and 24,257,382 shares issued September 30, 1998
   and December 31, 1997, respectively                                    27,931            24,257
 Surplus                                                                 109,824           112,702
 Undivided profits                                                        39,152            32,119
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                   19,988            15,851
 Treasury stock at cost - 1,186,534 and 855,850 shares at
   September 30, 1998 and December 31, 1997, respectively                (11,507)           (6,104)
                                                                -----------------  ----------------

   Total shareholders' equity                                            185,388           178,825
                                                                -----------------  ----------------

   Total liabilities and shareholders' equity                  $       2,488,733         2,372,265
                                                                =================  ================

 Share amounts and capital balances have been adjusted for the effect of the 15% stock split declared August, 1998.

 See accompanying notes to consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                            1998          1997
                                                                        --------     --------
Cash flows from operating activities:
Net income..............................................              $   26,253       23,929
                                                                        --------     --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                  1,520        2,529
  Gain on sales of fixed assets..........................                   (589)         ---
  Provision for loan losses................................                3,380        3,740
  Loss on sale of securities available for sale.............                   2          973
  Gain on sale of securities available for sale.............                (273)        (164)
  Provision for deferred tax benefit.....................                   (767)      (3,908)
 (Increase)/decrease in taxes receivable....................              (2,084)       2,194
  Increase in interest receivable...........................                (752)        (745)
  Increase/(decrease) in interest payable...................                  40          (23)
  Decrease in other assets...............................                  4,041        3,852
  Increase/(decrease) in accrued expenses...................                (955)       6,140
                                                                        --------     --------
    Total adjustments....................................                  3,563       14,588
                                                                        --------     --------
Net cash provided by operating activities................                 29,816       38,517
                                                                        --------     --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale......              29,724      106,908
  Purchase of securities available for sale.................            (272,196)    (291,691)
  Proceeds from maturities and calls
   of securities available for sale......................                192,423      149,470
  Net increase in loans..................................                (30,604)     (48,654)
  Proceeds from dispositions of real estate owned........                  5,191        3,003
  Proceeds from sales of fixed assets....................                  1,476          ---
  Capital expenditures...................................                 (1,554)      (1,995)
                                                                        --------     --------
    Net cash used in investing activities................                (75,540)     (82,959)
                                                                        --------     --------
Cash flows from financing activities:
  Net increase in deposits...............................                 79,945       46,102
  Increase in short-term borrowing........................                30,916       17,536
  Proceeds from exercise of stock options................                    264          786
  Proceeds from sale of treasury stock...................                  4,196        2,081
  Purchase of treasury stock.............................                 (9,067)      (4,213)
  Dividends paid.........................................                (19,261)     (16,822)
                                                                        --------     --------
    Net cash provided by financing activities...............              86,993       45,470
                                                                        --------     --------
Net increase in cash and cash equivalents................                 41,269        1,028

Cash and cash equivalents at beginning of period............             437,740      355,779
                                                                        --------     --------
Cash and cash equivalents at end of period..............$                479,009      356,807
                                                                        ========     ========
See accompanying notes to consolidated interim financial statements.       (Continued)

                                     -3-

                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                           1998          1997
                                                                         -------     --------

  Interest paid.........................................$                 66,978       64,322
  Income taxes paid......................................                 17,622       15,919
  Transfer of loans to real estate owned.................                  3,407        9,097
  Increase/(decrease) in dividends payable...............                    (41)           2
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes............                 (6,994)     (12,111)
  Change in deferred tax effect on unrealized gain
   on securities available for sale......................                  2,857        4,908























See accompanying notes to consolidated interim financial statements.



TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three months and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1997 Annual Report to Shareholders on Form 10-K.



2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 1998 and 1997 follows:

                                                                         Weighted Average Shares
    (In thousands,                                          Net                Outstanding             Per Share
    except per share data)                                 Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
    For the quarter ended September 30, 1998:

    Basic EPS:
       Net income available to
       common shareholders..............                        $9,209                     26,774               $0.34
    Effect of Dilutive Securities:
       Stock options.............................               ------                      1,139             -------
                                                      ----------------- -------------------------- -------------------
    Diluted EPS                                                 $9,209                     27,913               $0.33
                                                      ================= ========================== ===================

    For nine months ended September 30, 1998:

    Basic EPS:
       Net income available to
       common shareholders..............                       $26,253                     26,820               $0.98
    Effect of Dilutive Securities:
       Stock options.............................              -------                      1,113             -------
                                                      ----------------- -------------------------- -------------------
    Diluted EPS                                                $26,253                     27,933               $0.94
                                                      ================= ========================== ===================

                                     -5-


Per share data has been adjusted for the 15% stock split  declared in August
1998.
                                                                         Weighted Average Shares
    (In thousands,                                          Net                Outstanding             Per Share
    except per share data)                                 Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
    For the quarter ended September 30, 1997:

    Basic EPS:
       Net income available to
       common shareholders..............                        $8,483                     26,983               $0.31
    Effect of Dilutive Securities:
       Stock options.............................              -------                        925             -------
                                                      ----------------- -------------------------- -------------------
    Diluted EPS                                                 $8,483                     27,908               $0.30
                                                      ================= ========================== ===================

    For the nine months ended September 30, 1997:

    Basic EPS:
       Net income available to
       common shareholders..............                       $23,929                     27,019               $0.89
    Effect of Dilutive Securities:
       Stock options.............................              -------                        785             -------
                                                      ================= ========================== ===================
    Diluted EPS                                                $23,929                     27,804               $0.86
                                                      ================= ========================== ===================

    Per share data has been adjusted for the 15% stock split  declared in August
1998.


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

Comprehensive income for the three month period ended September 30, 1998 and 1997 was $8,946,000 and $12,924,000 respectively, and $30,390,000 and
$31,132,000 for the nine month period ended September 30, 1998 and 1997, respectively. The following summarizes the components of other comprehensive income:

    Other Comprehensive Income                                                   (dollars in thousands)
                                                                             Three months ended September 30
    Unrealized gains on securities:                                                  1998         1997
                                                                                -----------------------

    Unrealized  holding  gain/(loss)  arising during period, net of tax (pre-tax loss of $311 for 1998 and pre-tax gain of $7,489 for
    1997)                                                                           $(183)       4,429
    Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax gain of $135 for 1998 and pre-tax loss of $19 for 1997)
                                                                                       80          (12)
                                                                                -----------------------
    Other comprehensive income                                                      $(263)       4,441
                                                                                =======================

                                                                             Nine months ended September 30
    Unrealized gains on securities:                                                  1998         1997
                                                                                -----------------------
    Unrealized  holding gains arising during period,  net of tax (pre-tax amount of $7,265 for 1998 and $11,302 for 1997)
                                                                                   $4,297        6,724
    Reclassification  adjustment  for net  gain/(loss)  realized  in net  income during period, net of tax (pre-tax gain of $271 for 1998 and pre-tax loss of
    $809 for 1997)
                                                                                      160         (479)
                                                                                ------------------------
    Other comprehensive income                                                     $4,137        7,203
                                                                                ========================


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

In June,1998,the FASB issued Statement of Financial Accounting Standards No133,

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 1998, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG Peat Marwick LLP
------------------------------
KPMG Peat Marwick LLP

Albany, New York
October 9, 1998

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                               September 30, 1998

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or " Company") during the three month and nine month periods ended September 30, 1998, with comparisons to 1997 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1997 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 1998.

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) certain vendors of critical systems or services failing to comply with Year 2000 programming issues, (5) changes in the regulatory environment, and (6) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 1998 and 1997.

Overview
TrustCo recorded net income of $9.2 million, or $0.33 diluted earnings per share for the three month period ended September 30, 1998, as compared to net income of $8.5 million and diluted earnings per share of $0.30 for the same time period in 1997. For the nine months ended September 30, 1998, TrustCo recorded net income of $26.3 million or $0.94 diluted earnings per share compared to $23.9 million and $0.86 diluted earnings per share in the comparable period in 1997.

The primary factors accounting for the year to date increase in net income are:

A 6% increase in the average earning assets to $2.3 billion,  A
360 thousand reduction in the provision for loan losses to $3.4 million, and An increase in noninterest income (excluding the effect of net gains/losses on securities transactions) of $1.9 million to $14.3 million.


These increases to net income were partially offset by:

Reduction in the net interest margin to 3.82% for 1998 compared to 4.04% for
1997,
An approximately  $680 thousand  increase in noninterest   expense  to  $34.6
million  in  1998,and
An approximately $570 thousand increase in income tax expense.

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

Earning Assets
The average balance of interest earning assets increased by $148.7 million to $2.4 billion during the third quarter of 1998 compared to 1997. The average yield on earning assets was 7.56% in 1998's third quarter compared to 7.97% in 1997.

For the nine month period ended September 30, 1998, average interest-earning assets increased by $141.8 million to $2.3 billion. The average yield on earning assets was 7.66% in 1998 compared to 7.96% in 1997.

Included in the tables  "Distribution of Assets,  Liabilities and  Shareholders'
Equity: Interest Rates and Interest Differential" is a detailed breakdown of TrustCo's average earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1998 and 1997.

Loans
During the third quarter of 1998, the loan portfolio grew by $50.1 million to $1.3 billion. The average yield on the portfolio decreased 28 basis points to 8.43% for the third quarter of 1998 compared to 8.71% for 1997. This resulted in total interest income of $27.8 million for 1998 and $27.6 million for 1997. During the quarter, the residential mortgage loan balances increased $85.1 million to $945.2 million compared to $860.1 million for the third quarter of 1997. The other categories of loans all experienced decreases during the quarter as a result of increased competition and loan run off. The residential real estate loan is the principal product in the TrustCo lending area. Through aggressive pricing and low closing costs the Company has been able to attract new borrowers. All loans are held in the portfolio and are not sold into the secondary markets. Residential real estate loans are originated by TrustCo employees through the network of branch facilities, primarily in the upstate New York territory.

For the nine month period ended September 30, 1998, the average balance in the loan portfolio was $1.3 billion, an increase of $57.3 million over the balance for the comparable period in 1997. The average yield decreased 18 basis points to 8.53% for the 1998 period compared to 8.71% for the comparable period in 1997. The increase in the average balances more than offset the reduction in rates thereby causing an increase in loan interest income to $83.7 million for the nine months of 1998.

Securities Available for Sale
During the third quarter of 1998, the average balance of securities available for sale were $601.6 million with a yield of 7.17%, compared to $653.0 million for the third quarter of 1997 with a yield of 7.66%. The combination of the decrease in average balance and the reduction in the yields combined to cause a decrease in interest income on securities available for sale of $1.7 million between the third quarter of 1998 and 1997.

The nine month results reflect the same principal trends as was noted for the third quarter. The total average balance of securities available for sale during the nine months of 1998 was $595.7 million with an average yield of 7.26% compared to an average balance for 1997 of $626.7 million with a yield of 7.69%.

Reflected in both the third quarter and nine month results are reductions in the average balances invested in securities issued by the U.S. Government or its agencies that are "callable" by the agency. As interest rates in the market have decreased, these securities were called by the agency and consequently resulted in TrustCo having additional funds in overnight investments. Through the third quarter there has been an increase in the amount invested in mortgage-backed securities. These are pass through securities and are secured by the underlying mortgage loans and government guarantees. With the types of mortgage-backed securities that TrustCo purchases, there is little credit risk in the portfolio. Rather, the risk with respect to these securities rests with the issue of interest rates. As interest rates in the mortgage markets decrease, the underlying loans will prepay or refinance in their entirety. Generally, mortgage-backed securities provide cash flows over a longer time period to final maturity than do callable securities.

Also during 1998, TrustCo has invested in asset-backed securities. The underlying collateral for these bonds are home equity loans and home equity lines of credit. Virtually all of the bonds are insured and have an average life of less than three years. All of the bonds are "AAA" rated by Standard and Poors or Moody's. At September 30, 1998, the Company had invested $126.8 million in asset-backed securities.

Federal Funds
During the third quarter of 1998 the average balance of federal funds sold was $458.6 million with a yield of 5.57%, compared to the average balance for the three month period ended September 30, 1997 of $308.6 million with an average yield of 5.61%. The $150.0 million increase in the average balance, offset bythe 4 basis points decrease in the average yield, resulted in total interestincome on federal funds sold of $6.4 million for 1998 compared to $4.4 million for 1997.

During the nine month period ended September 30, 1998 the average balance of federal funds was $429.3 million with a yield of 5.56% compared to an average balance of $313.9 million in 1997 with an average yield of 5.51%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. As noted in the Securities Available for Sale section there has been a relatively large amount of unanticipated prepayments due to the low interest rates in the market during 1998. Due to the relatively low rates in the market place and the desire to record loans in an orderly fashion as compared to a wholesale loan purchase program, these funds have not been redeployed in the loan or securities portfolio as of September 30, 1998.

The rate earned on the federal funds portfolio is a function of the target rate as established by the Federal Reserve Bank. Late in September 1998, and again in mid- October 1998, the target rate for federal funds was decreased by 25 basis points from 5.50% to 5.00% after the October change. This will have the effect for the fourth quarter and thereafter of reducing the interest income on this portfolio. Likewise, the Federal Reserve Bank rate changes also caused the prime rate to drop by a total of 50 basis points. The impact of that rate reduction will occur beginning in the fourth quarter of 1998. TrustCo has taken steps to reduce the interest rates paid on deposits in response to these changes. Further reduction in the net interest margin can be anticipated as a result of the actions described above.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts. Also, TrustCo developed a Short-Term Investment Account, which was introduced in 1995 exclusively for customers of the Trust Department.

During the quarter, total interest-bearing liabilities increased to $2.1 billion from $2.0 billion for 1997. The rate paid on total interest-bearing liabilities was 4.30% for the third quarter of 1998, 9 basis points less than the 4.39% rate paid for 1997. Total interest expense for the third quarter increased $771 thousand to $22.8 million for 1998 compared to $22.0 million for 1997. Growth of the TrustCo Short Term Investment account, interest-bearing checking and time deposits were the principal reasons for the increase in interest-bearing liabilities during the quarter.

Similar growth in interest-bearing liabilities was noted for the nine month period as was discussed for the quarter. The overall growth in interest-bearing liabilities during the nine month period ended September 30, 1998 was $102.1 million compared to the comparable period in 1997. Total interest expense increased by $2.7 million due to the increase in average balances during the nine month period offset by a reduction of 4 basis points in the overall rate paid.

Growth in the interest-bearing liabilities resulted from successful marketing of the Company's products along with the impact of the new branch openings.


Net Interest Income
Taxable equivalent net interest income decreased by approximately $250 thousand during the third quarter of 1998 compared to 1997. On a year to date basis, the taxable equivalent net interest income was $66.9 million for 1998 compared to $66.5 million for 1997, an increase of approximately $450 thousand.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

Impaired loans are defined as those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when newly effective accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 1998.

Nonperforming loans: Total nonperforming loans were $10.4 million at September 30, 1998, a decrease from the $ 11.0 million of nonperforming loans at June 30, 1998 and down also from the $10.5 million at September 30, 1997. Nonaccrual loans were $6.2 million at September 30, 1998 down slightly from the $6.4 million at June 30, 1998 and up from the $6.0 million at September 30, 1997. Restructured loans were $3.6 million at September 30, 1998 compared to $3.8 million at June 30, 1998 and $3.5 million at September 30, 1997.

Of the $10.4 million of nonperforming loans at September 30, 1998 all but $19 thousand are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

The overall emphasis within TrustCo for residential real estateoriginations, The relatively weak economic environment in the upstate New York territory, and
The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

At September 30, 1998, there was $19 thousand of commercial and commercial real estate impaired loans. Total impaired loans at September 30, 1998 of $3.8 million, consisted principally of restructured retail loans. Of the total $10.4 million of nonperforming loans at quarter end September 30, 1998, only the commercial and commercial real estate loans and restructured retail loans which totaled $3.8 million are considered by management to be impaired.

During the first nine months of 1998, there have been $953 thousand of commercial loan charge offs, $736 thousand of consumer loan charge offs and $3.1 million of mortgage loan charge offs. Recoveries during the nine month period have been $2.3 million in 1998.

Real estate owned: Total real estate owned of $5.7 million at September 30, 1998 decreased by $1.8 million between June 30, 1998 and September 30, 1998. This decrease of $1.8 million during the third quarter of 1998 was due to the sale of a commercial real estate property.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is , in management's judgment, representative of the amount of the risk inherent in the loan portfolio, given past, present and expected future conditions.

At September 30, 1998, the allowance for loan losses was $54.3 million, which represents a slight decrease from the $54.7 million in the allowance at June 30, 1998. The allowance represents 4.11% of the loan portfolio as of September 30, 1998, down slightly from the 4.12% as of September 30, 1997. The year to date provision charged to expense was $3.4 million compared to $3.7 million for 1997. The deteriorating economic trends that have been prevalent in the Upstate New York area have subsided slightly during the third quarter of 1998, thereby causing a reduction in the provision for loan losses for both the third quarter and year to date 1998 compared to 1997.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, includ
The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

Changes in underwriting standards in the competitive environment that TrustCo operates in,

 Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

 The relatively weak economic environment in the upstate New York territory combined with declining real estate prices makes it more difficult for consumers to refinance their debts.

Consumer bankruptcies and defaults in general have risen significantly during the 1990's. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs to lower paying service jobs.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policy. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations, which could potentially occur, and has prepared appropriate continuance plans should such a situation arise.

Noninterest Income
Total noninterest income for the three months ended September 30, 1998 was $4.7 million an increase of $389 thousand over the comparable period in 1997. During the 1998 period the Company recorded net securities gains of $135 thousand compared to $19 thousand of net losses for the comparable period in 1997. Excluding these securities transactions, noninterest income increased from $4.3 million in the third quarter of 1997 to $4.6 million in 1998.

Similar results were also recognized for the nine months of 1998 compared to 1997. Total noninterest income was $14.6 million for 1998 compared to $11.7 million for 1997. Excluding net securities transactions the balances for 1998 and 1997 would have been $14.3 million and $12.5 million respectively. Included in the year to date 1998 results are $565 thousand of nonrecurring gains resulting from the sale of fixed assets.

Noninterest Expenses
Total noninterest expense for the third quarter of 1998 was $ 11.8 million an increase of $646 thousand from $11.1 million in the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, total noninterest expense was $34.6 million and

$33.9 million respectively. Increasing operating cost associated with new branches and Year 2000 programming cost has been offset by savings in other areas of the bank. TrustCo has a continuing program to reduce and control cost at all levels within the organization (see Year 2000 Update for further discussion.)

Income Taxes
In the third quarter of 1998 and 1997, TrustCo recognized income tax expense of $4.7 million and $5.0 million respectively. This resulted in an effective tax rate of 33.6% for 1998 and 37.1% for 1997. For the nine months of 1998, total income tax expense was $14.8 million compared to $14.2 million for 1997. The reduction in the effective tax rate for the third quarter 1998 was the result of various tax strategies that have been implemented to reduce total tax expense. These strategies are anticipated to benefit future periods to a similar extent.

Capital Resources
Consistent with its long term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 1998 was $185.4 million an increase of $6.6 million from the year end 1997 balance of $178.8 million. The change in the shareholders' equity between year-end 1997 and September 30, 1998 reflects the net income retained by TrustCo and a $4.1 million increase in the net unrealized gain on securities available for sale, offset by a $5.4 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.717 per share during the first nine months of 1998 compared to $0.624 in 1997. These resulted in a dividend payout ratio of 73.2% in 1998 and 70.3% in 1997. The Company achieved the following capital ratios as of September 30, 1998 and 1997:

                                           September 30,  Minimum Regulatory
                                        1998        1997     Guidelines
                                   --------------------------------------------
        Tier 1 risk adjusted
                 capital               12.49%       13.52        4.00

        Total risk adjusted
                 capital               13.77        14.81        8.00


In addition, at September 30, 1998 and 1997, the consolidated equity to asset ratio (excluding the mark to market adjustment on securities available for sale) was 6.70% and 6.99%, respectively.

 Year 2000 Update

General:

Management believes that TrustCo's company-wide Year 2000 project is proceeding on schedule. The Year 2000 project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000. TrustCo operates its principal financial accounting and record keeping systems using software purchased from Alltel. Beginning in 1995, TrustCo began a project to upgrade this software to the most current release available and to work with Alltel to make the appropriate changes so as to be ready to process Year 2000 transactions. A timetable was established for these upgrades to occur which would culminate in the installation of a final set of upgrades that would be Year 2000 ready programs. Since 1995, TrustCo has worked closely with Alltel to insure that they are making the appropriate remediation efforts required to have their programs Year 2000 ready. While these activities were ongoing, TrustCo directed its efforts to installing the required upgrades and making the other changes so as to be positioned to handle the Year 2000 programs from Alltel once they were completed.

In addition to the Alltel programs, there are a limited number of mainframe application programs that were purchased from Kirchman Corporation. TrustCo worked directly with the technical support staff at Kirchman to evaluate the programs for any program changes to accommodate Year 2000 processing requirements. In light of the program structure and the fact that these programs already utilize the full century date in their processing, it is not anticipated that there will be any difficulties with these programs accepting Year 2000 data.

Throughout the organization, TrustCo utilizes other computer systems to process various activities. Some of the functionality provided by these systems is of a routine nature and is not critical to the operations of TrustCo. The critical non-mainframe applications are the ATM application, which runs on an IBM AS400 system, Trust Accounting, which runs on an Alpha system from Digital Equipment Corporation (DEC), and Accounting and Payroll, which are server based applications.

The Year 2000 project also addresses the increasing speculation regarding short and long-term unavailability of certain consumer goods, which may prompt people to accumulate or hoard cash in quantities sufficient to meet their personal needs for a period of time. The Year 2000 project addresses potential customer fears by establishing procedures to provide for any extreme demand for cash.

Mainframe Operations:

Alltel software

The vast majority of all transactions processed by TrustCo are done utilizing Alltel software. Beginning in 1995, the Company inventoried all of the applications that are processed on the mainframe and identified the program release that TrustCo needed to operate in order to be Year 2000 ready. A schedule was developed and outside consulting resources were engaged to assist the in-house programming staff to have all applications operating Year 2000 ready programs by mid-1998. That schedule has been accomplished and, as of September 30, 1998, all Alltel Year 2000 ready programs have been installed.

Kirchman programs

TrustCo utilizes three programs purchased from Kirchman that operate on the mainframe computer. The TrustCo in-house programming staff and outside consultants have reviewed these programs and have concluded that the programs are currently Year 2000 ready. Testing is being developed to insure that this conclusion is correct.

IBM operating system

The IBM operating system also required an upgrade to a new version of the system to insure that it would also be Year 2000 ready. This software was obtained and has subsequently been installed. Testing of this upgrade will be done in conjunction with the other mainframe testing.

ATM application

A second system, identical to the system in place being used for daily production, has been installed for Year 2000 testing. The system software for the platform has been upgraded to IBM's Year 2000 release. The application software for both TrustCo and non-TrustCo ATM transactions is in the final stages of compatibility testing. Future date testing will be performed prior to year-end 1998.

Trust Accounting

A second system, identical to the system in place being used for daily production, has been installed for Year 2000 testing. The operating system software has been upgraded to DEC's Year 2000 release. The application software has been upgraded to the vendor's Year 2000 release, and future date testing will be performed during the fourth quarter of 1998.

Non-information Technology

In addition to computer systems utilized for information technology, TrustCo is also dependent upon certain computerized operations for such things as electrical services, heating and communications. As part of the Year 2000 project, TrustCo has taken steps to evaluate the magnitude of the computer dependency of these systems and the potential disruption of services should these systems fail.

Third party vendors that support these systems have been contacted and are being monitored by TrustCo in relationship to their Year 2000 implementation plan.

Personal Computers:

TrustCo reviewed all programs and departmental functions that utilize personal computers. This inventory was then prioritized and critical programs were identified that needed to be Year 2000 ready. Each of the critical programs has been rewritten or new software installed so that they are Year 2000 ready.

Testing:

To insure that each of the systems that TrustCo operates will be Year 2000 ready a testing plan has been developed. To assist in testing TrustCo has purchased redundant equipment for all of the hardware. This will facilitate extended hours for testing and will insure that none of the testing will in any way affect production programs. As part of the test plan, TrustCo has identified several dates that need to be tested. These include year-end 1998, 1999, 2000 and 2001 and other critical dates during 1999 and 2000.

Detailed test scripts have been developed to insure that once the computer clocks have been rolled forward to the test dates, specific transactions and processes are performed to insure operational integrity. Data aging software has also been obtained that will assist in identifying all of the date fields and warping them to the future date as required for the test.

The test plan requires each application to be tested on a stand-alone basis initially to insure that it is operational in current date mode and will support production. Once that is completed, the plan calls for each application to be tested in future date mode on a stand-alone basis. The test plan is designed to help identify and isolate problems if any exist in future date mode testing. The individual application testing will then lead to entity wide testing in future date mode to insure that all of the applications function properly in the future date environment.

The detailed test plan covers all aspects of TrustCo=s operations on the mainframe as well as all other mission-critical platforms.

Customer Evaluations:

TrustCo has completed a review of its significant customer relationships and their dependency on computerized systems. In addition, significant new customer relationships will also be subject to this evaluation. TrustCo has established an ongoing assessment as part of the credit granting and review process.

Vendor Monitoring:

In addition to the main application software vendors, TrustCo has numerous interfaces and data exchanges with third parties and vendors. Each of the critical interfaces and vendors have been contacted to insure that their Year 2000 plans are adequate and will meet the timetables required by TrustCo. When such plans are not provided or do not adequately address Year 2000 concerns alternative vendors or data exchange methods have been identified.

These interfaces and data exchanges with third parties and vendors occur utilizing numerous types of programs and computer systems. Their Year 2000 projects require them to be compliant in accordance with timetables that are acceptable to TrustCo and in accordance with guidelines established by bank regulators. Due to the number of such interfaces, and data exchanges with third parties and vendors, there is a risk that some may not meet their schedules. TrustCo is monitoring these activities and will take appropriate action should the need arise.

Contingency Planning:

All of the mainframe application software is currently operational on software that the vendors have identified as being Year 2000 ready. Likewise, all of the critical PC programs have been updated or rewritten to be Year 2000 ready. The next phase of the project is to execute the future date testing plans to insure that all the remediated programs function properly in the future date environment. As problems are identified, the affected programming code will be reworked and if needed replaced.

The contingency plan that has been developed is to insure that all the testing and remediation efforts are completed so as to provide adequate time for final corrections to software prior to Year 2000. Plans are also being developed to identify and plan for unanticipated disruption of services post Year 2000 on short, intermediate and long term horizons. These plans include timetables for moving operations to disaster recovery sites, the availability of additional programming staff during the critical time periods and back up for program and data files. Initial plans will be developed prior to year-end 1998 and will be updated continuously.

Cost:

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial statements. Most of the costs associated with this project are for programming services paid to third party consultants. Internal costs have not been captured since they are relatively fixed costs and are simply a reallocation of existing resources to this project. Costs paid to third party vendors during the Year 2000 project are for the following services:

? Installation of upgrades to software so as to utilize the most recent version released by the vendor,

?  Applying the Year 2000 code,

? Applying custom code that is utilized by TrustCo in its operations, and ? Providing production support to the Company as these upgrades are being installed.

The cost of applying the Year 2000 remediation code to the upgraded programs is not separately determinable from the other services that the third party consultants have been providing. The professional service cost for the services noted above is estimated to be approximately $2 million for the Year 2000 project. Through September 30, 1998 approximately 60% of these costs have been expensed.

Risk:

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party data exchange partners and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party data exchange partners and vendors. The Company believes that, with the implementation of the modifications of all the software and the monitoring of third party data exchange partners and vendors that the possibility of significant interruptions of normal operations should be reduced.

The most likely worst case scenario is that the testing phase of the software modifications will not be completed by the scheduled timetable. Management's plan is for testing to be substantially completed by year-end 1998. This worst case scenario could increase the overall cost of the Year 2000 project; however, management believes that this scenario is not probable and if the scenario should occur, that the impact of these additional costs would not be material to the Company's financial position and results of operations.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosures under the heading "Forward-looking Statements" dealing with cautionary statements for the purpose of the ASafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995 on page 10.


                                                                       TrustCo Bank Corp NY
                                                              Management's Discussion and Analysis
                                                                      STATISTICAL DISCLOSURE

                                               I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                        The following table summarizes the component distribution of average balance heet, related interest income and expense and the average annualized yields on nterest-earning assets and annualized rates on interest-bearing libilities of the egistrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      onaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      rities available for sale is calculated using amortized costs for these securities.
                                      ncluded in the balance of shareholders' equity is unrealized appreciation, net of tax,
                                      n the available for sale portfolio of $18.5 million in 1998 and $9.9 million in 1997.
                                      The subtotals contained in the following table are the arithmetic totals of the items ontained in that category.

                                               Third Quarter             Third  Quarter
                                                     1998                     1997

                                         Average          Average  Average           Average Change in   Variance   Variance
(dollars in thousands)                   Balance Interest  Rate    Balance  Interest  Rate    Interest    Balance     Rate
                                                                                              Income/     Change     Change
               Assets                                                                         Expense
Commercial loans......................$  190,718 $ 4,468   9.35% $  200,658 $ 4,791   9.53%     (323)     (234)       (89)
Residential mortgage loans............   945,168  18,944   8.02%    860,082  17,708   8.24%    1,236     3,938     (2,702)
Home equity lines of credit ..........   154,610   3,561   9.14%    176,315   4,185   9.42%     (624)     (503)      (121)
Installment loans.....................    26,022     816  12.44%     29,324     940  12.72%     (124)     (104)       (20)
                                        --------  ------           --------  ------            -----     -----      -----
Loans, net of unearned income......... 1,316,518  27,789   8.43%  1,266,379  27,624   8.71%      165     3,097     (2,932)

Securities available for sale:
 U.S. Treasuries and agencies.........   180,008   3,341   7.42%    344,801   6,705   7.78%   (3,364)   (3,071)      (293)
 Mortgage-backed securities...........   181,620   3,175   6.99%    168,422   3,141   7.46%       34       893       (859)
 States and political subdivisions....   111,175   2,248   8.09%    107,313   2,178   8.12%       70       120        (50)
 Other ...............................   128,783   2,015   6.25%     32,443     477   5.87%    1,538     1,504         34
                                        --------  ------          ---------  ------            -----     -----      -----
   Total securities available for sale   601,586  10,779   7.17%    652,979  12,501   7.66%   (1,722)     (554)     (1,168)

Federal funds sold....................   458,598   6,439   5.57%    308,609   4,360   5.61%    2,079     2,266       (187)
                                        --------  ------          ---------  ------            -----     -----      -----
  Total Interest earning assets....... 2,376,702  45,007   7.56%  2,227,967  44,485   7.97%      522     4,809     (4,287)
Allowance for loan losses.............   (55,190) ------            (53,201) ------            -----     -----      -----
Cash and non-interest earning assets..   146,257                    148,777
                                        --------                  ---------
  Total assets.......................$ 2,467,769                 $2,323,543
                                        ========                  =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking.........$   246,610     959   1.54% $  234,323 $   910   1.54%       49        49        ---
   Money market accounts..............    56,549     417   2.93%     58,574     433   2.93%      (16)      (16)       ---
 Savings..............................   663,959   5,319   3.18%    662,540   5,734   3.43%     (415)       84       (499)
 CD's over $100 thousand..............   132,814   1,920   5.74%    103,427   1,531   5.87%      389       619       (230)
 Other time deposits..................   850,101  12,332   5.76%    814,891  11,997   5.84%      335     1,291       (956)
                                        --------  ------          ---------  ------            -----     -----      -----
  Total time deposits................. 1,950,033  20,947   4.26%  1,873,755  20,605   4.36%      342     2,027     (1,685)
Short-term borrowings.................   153,862   1,858   4.79%    118,125   1,429   4.80%      429       443        (14)
                                        --------  ------          ---------  ------            -----     -----      -----
  Total interest-bearing liabilities.. 2,103,895  22,805   4.30%  1,991,880  22,034   4.39%      771     2,470      (1699)
Demand deposits.......................   141,884  ------            123,585  ------            -----     -----      -----
Other liabilities.....................    39,331                     38,237
Shareholders' equity..................   182,659                    169,841
                                        --------                  ---------
  Total liab. & shareholder's equity.$ 2,467,769                 $2,323,543
                                        ========                  =========
Net interest income...................            22,202                     22,451            (249)     2,339     (2588)
                                                  ------                     ------            -----     -----     -----
Net interest spread...................                     3.26%                      3.58%

Net interest margin (net interest
 income to total interest earning
   assets)............................                     3.75%                      4.05%

Tax equivalent adjustment                            833                        839
                                                  ------                     ------
   Net interest income per book.......            21,369                    $21,612
                                                  ======                     ======
                                -23-

                                                                     TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                    STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                            INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest-earning assets and annualized rates on interest-bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $16.1 million in 1998 and $6.5 million in 1997.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                                Nine Months                 Nine Months
                                                   1998                       1997

                                        Average           Average   Average            Average  Change in  Variance Variance
(dollars in thousands)                  Balance Interest   Rate     Balance Interest    Rate     Interest   Balance   Rate
                                                                                                  Income/    Change  Change
               Assets                                                                             Expense
Commercial loans.....................$   190,546 13,535    9.48%$   207,863 $ 14,709    9.44%   (1,174)   (1,266)      92
Residential mortgage loans.............  928,909 56,273    8.08%    833,117   51,554    8.25%    4,719     6,434   (1,715)
Home equity lines of credit ...........  162,035 11,322    9.34%    179,979   12,551    9.32%   (1,229)   (1,270)      41
Installment loans......................   26,681  2,535   12.70%     29,921    2,890   12.90%     (355)     (310)     (45)
                                       --------- ------             -------  -------             -----     -----    -----
Loans, net of unearned income......... 1,308,171 83,665    8.53%  1,250,880   81,704    8.71%    1,961     3,588    (1,627)
Securities available for sale:
 U.S. Treasuries and agencies.........   216,779 12,268    7.55%    372,161   21,771    7.80%   (9,503)   (8,815)    (688)
 Mortgage-backed securities...........   175,125  9,047    6.89%    121,856    6,919    7.57%    2,128     3,144   (1,016)
 States and political subdivisions....   110,646  6,733    8.11%     99,111    6,021    8.10%      712       701       11
 Other ...............................    93,150  4,368    6.25%     33,543    1,416    5.63%    2,952     2,780      172
                                       --------- ------             -------  -------             -----     -----    -----
   Total securities available for sale.  595,700 32,416    7.26%    626,671   36,127    7.69%   (3,711)   (2,190)  (1,521)

Federal funds sold....................   429,315 17,857    5.56%    313,850   12,937    5.51%    4,920     4,802      118
                                       --------- ------             -------  -------             -----     -----    -----
  Total Interest earning assets....... 2,333,186133,938    7.66%  2,191,401  130,768    7.96%    3,170     6,200   (3,030)
Allowance for loan losses.............   (55,206)------             (52,940) -------             -----     -----    -----
Cash and non-interest earning assets...  149,442                    150,638
                                       ---------                  ---------
  Total assets.......................$ 2,427,422                $ 2,289,099
                                       =========                  =========
Liabilities and shareholders' equity
Deposits:
   Interest-bearing checking.........$   243,213  2,804    1.54%$   234,058    2,694    1.54%      110       110      ---
   Money market accounts..............    57,057  1,249    2.93%     59,768    1,310    2.93%      (61)      (61)     ---
 Savings..............................   658,164 15,662    3.18%    661,217   16,985    3.43%   (1,323)      (78)  (1,245)
 CD's over $100 thousand..............   125,885  5,392    5.73%     98,524    4,268    5.79%    1,124     1,202      (78)
 Other time deposits..................   840,953 36,582    5.82%    800,792   34,923    5.83%    1,659     1,804     (145)
                                       --------- ------             -------  -------             -----     -----    -----
  Total time deposits................. 1,925,272 61,689    4.28%  1,854,359   60,180    4.34%    1,509     2,977   (1,468)
Short-term borrowings.................   147,115  5,329    4.84%    115,887    4,119    4.75%    1,210     1,129       81
                                       --------- ------             -------  -------             -----     -----    -----
  Total interest-bearing liabilities.. 2,072,387 67,018    4.32%  1,970,246   64,299    4.36%    2,719     4,106   (1,387)
Demand deposits.......................   135,885 ------             118,413  -------             -----     -----    -----
Other liabilities.....................    41,063                     35,471
Shareholders' equity..................   178,087                    164,969
                                       ---------                  ---------
  Total liab. & shareholders' equity.$ 2,427,422                  2,289,099
                                       =========                  =========
Net interest income...................           66,920                       66,469               451     2,094   (1,643)
                                                 ------                      -------             -----     -----    -----
Net interest spread...................                     3.34%                        3.60%

Net interest margin (net interest
 income to total interest earning
   assets)............................                     3.82%                        4.04%

 Tax equivalent adjustment                        2,547                        2,364
                                                 ------                      -------
   Net interest income per book.......           64,373                     $ 64,105
                                                 ======                      =======
                                -24-

  Quantitative and Qualitative Disclosures about Market Risk

  There have been no material changes in the Company's interest rate risk position since December 31, 1997. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

                                               SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  November 5, 1998             By:     /s/Robert A. McCormick
                                            ------------------------------------
                               Robert A. McCormick
                                  President and Chief Executive Officer


  Date:  November 5, 1998             By:     /s/Robert T. Cushing
                                            ------------------------------------
                              Robert T. Cushing
                              Vice President and Chief
                                Financial Officer

                                                  Exhibits Index



  Reg S-K
  Exhibit No.    Description                                          Page No.
--------------------------------------------------------------------------------
The following exhibits are filed herewith:
 3(ii)a  Amended and Restated By-Laws of TrustCo                           28
         Bank Corp NY, dated August 18, 1998

 10(a)   Amendment  No.  1  to  Second  Restatement  of  Trustco  Bank     38
         Supplemental Retirement Plan, dated September 15, 1998

 10(b)   Amendment  No. 2 to  Restatement  of Trustco  Bank  Executive     41
         Officer Incentive Plan, dated September 15, 1998

 10(c)   Amendment  No.  3  to  Restated  Agreement  for  Supplemental     43
         Retirement Benefits for Robert A. McCormick,  dated September
         15, 1998

                            BYLAWS OF Exhibit 3(ii)a
                              TRUSTCO BANK CORP NY

                         (a New York State Corporation)
                      (As Amended Through August 18, 1998)
              -----------------------------------------------------

                                    ARTICLE 1

                                   DEFINITIONS


As used in these Bylaws, unless the context otherwise requires, the term:

1.1  "Board" means the Board of Directors of the Corporation

1.2 "Business Corporation Law" means the Business Corporation Law of the State of New York, as amended from time to time.

1.3 "Bylaws" means the initial Bylaws of the Corporation, as amended from time to time.

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

1.12 "Vice President" means the Vice President of the Corporation.
                                -28-

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


                                    ARTICLE 3

                                    DIRECTORS

3.1 BOARD OF DIRECTORS. Except as otherwise provided in the Certificate of Incorporation, the affairs of the Corporation shall be managed and its corporate powers exercised by its Board. In addition to the powers expressly conferred by the Bylaws, the Board may exercise all powers and perform all acts which are not required, by the Blaws or the Certificate of Incorporation or by law, to be exercised and performed by the shareholders.


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

3.5 RULES AND REGULATIONS. The Board of Directors may adopt such Rules and Regulations for the conduct of its meetings and the management of the affairs of the Company as it may deem proper, not inconsistent with the laws of the State of New York, or these Bylaws.


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


3.8 WAIVERS OF NOTICE. Anything in these Bylaws or in any resolution adopted by the Board to the contrary notwithstanding, notice of any meeting of the Board need not be given to any Director who submits a signed waiver of such notice, whether before or after such meeting, or who attends such meeting without protesting, prior thereto or at its commencement, the lack of notice to him.


3.9 ORGANIZATION. At each meeting of the Board, the Chief Executive Officer of the Corporation, or in the absence of the Chief Executive Officer, a Chairman chosen by the majority of the Directors present, shall preside. The Secretary, or in the absence of the Secretary, a Vice President, shall act as Secretary at each meeting of the Board.

3.10 QUORUM AND VOTING. A majority of the Entire Board shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board. The affirmative vote of a majority of the Entire Board shall be necessary for the transaction of any business or specified item of business at any meeting of the Board, except that the affirmative vote of two-thirds of the Entire Board shall be necessary to change, amend or repeal any provision of the Certificate of Incorporation or Bylaws.


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


3.13 NOMINATIONS. Nominations for Directors, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the Board not less than (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of Directors, provided, however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nominations shall be mailed or delivered to the Board not later than the close of business on the seventh (7th) day following the day on which the notice of meeting was mailed.



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

5.2 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer of the Corporation shall have general supervision over the business of the Corporation, subject, however, to the control of the Board and of any duly authorized committee of Directors. The Chief Executive Officer shall, if present, preside at all meetings of the shareholders, at all meetings of the Board and shall supervise the carrying out of policies adopted or approved by the Board. He may, with the Secretary or any other officer of the Corporation, sign certificates for shares of the Corporation. He may sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the Bylaws, Board or applicable laws, and, in general, he shall perform all duties incident to the office of the Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board.

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


8.3 DISASTER. In the event of a state of emergency resulting from disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by the Directors and officers as contemplated by these Bylaws, any two or more available members of the Executive

          Committee shall constitute a quorum of that committee for the full conduct and management of the affairs and business of the Corporation, notwithstanding any other provision of these Bylaws, and such committee shall further be empowered to exercise all powers reserved to any and all other committees of the Board established pursuant to Article 4 of these Bylaws. In the event of the unavailability, at such time, of at least two members of the Executive Committee, any three available Directors may constitute themselves the Executive Committee pro tem for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of this Article, until such time as the incumbent Board or a reconstituted Board is capable of assuming full conduct and management of such affairs and business.



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

                                   ARTICLE 12

                              AMENDMENTS TO BYLAWS


12.1 AMENDMENTS. The Bylaws or any of them may be altered, amended, supplemented or repealed, or new Bylaws may be adopted by a vote of the holders of at least two-thirds of the shares entitled to vote at any regular or special meeting of shareholders, or by a vote of at least two- thirds of the Entire Board of Directors at any regular or special meeting thereof, provided notice of such proposed changes has been set forth in the notice of meeting of shareholders or Directors.


                                   ARTICLE 13

                    INDEMNIFICATION OF DIRECTORS AND OFFICERS


13.1 In addition to authorization provided by law, the Directors are authorized, by resolution, to provide indemnification or to advance expenses to any Officer or Director seeking such indemnifica-tion or the advancement of such expenses. They may also, by resolution, authorize agreements providing for indemnification.


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

I, William F. Terry, Secretary of TrustCo Bank Corp NY, Schenectady, New York, hereby certify that the foregoing is a complete, true and correct copy of the Bylaws of TrustCo Bank Corp NY, and that the same are in full force and effect at this date.



                                          /s/ William F. Terry
                                          Secretary

                                          August 18, 1998
                                          Date

                                                                    Exhibit
                                                                    10(a)

                                 AMENDMENT NO. 1
                                      TO
                              SECOND RESTATEMENT OF
                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN


         WHEREAS, Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Corporation") maintains the Trustco Bank Supplemental Retirement Plan (hereinafter referred to as the "Plan"); and
         WHEREAS, the Corporation desires to amend said Plan effective as of January 1, 1998; NOW, THEREFORE, the Corporation does hereby amend the Plan effective as of
January 1, 1998, so that it will read as follows:
                                                        I.
 Section 1.1 of the Plan is hereby deleted in its entirety and the following is substituted in lieu thereof:

"Section 1.1. "Actuarial Equivalent" means an amount or a benefit, as the case may be, of equivalent value as calculated below.


                                                         1
          A.                 Except  as   otherwise   provided   below,   the
                                determination of Actuarial Equivalent shall be based upon the following actuarial assumptions: the UP-1984 Mortality Table, set back two years, and interest at the rate of 7 1/2% per annum compounded annually.

          B. Prior to January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the "Applicable Interest Rate" if such rate results in larger present value than calculated using a rate of 7 1/2%. The Applicable Interest Rate is the rate or rates that would be used by the Pension Benefit Guaranty Corporation for the purposes of determining the present value of a lump sum distribution on termination of a qualified retirement plan (the "PBGC Rate"), determined as of the first day of the Plan Year in which the distribution is made.

          C. On or after January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the 1983 Group Annuitant

     Mortality
     Table weighted 50% Males, 50% Females as set forth in Revenue Ruling 95-6 and the interest rate on 30-year treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the Plan Year in which the distribution is made if such rate results in larger present value than calculated using the assumptions set forth in paragraph A above.
                                      1

                   In the event the actuarial assumptions are amended, the Actuarial Equivalent of a benefit on or after the change, with respect to a Participant on the date of change, shall be determined as the greater of (a) the Actuarial Equivalent of the Accrued Benefit as of the date of change computed on the old basis, or (b) the Actuarial Equivalent of the Accrued Benefit as of the date of determination computed on the new basis."

                                       II.

         The last paragraph of Section 3.3(b)(2) is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  "A portion of the Account Balance Increment constitutes interest which is determined by using the interest rate on 30-year
         Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year."

                                       III.

          Paragraph (a) of Section 3.4 is hereby deleted in its entirety and the following is substituted in lieu thereof:

         "(a) the interest on the Supplemental Account Balance as of the immediately preceding Valuation Date (adjusted for any distributions made to the Participant in accordance with
                  Section 4.4 since the immediately preceding Valuation Date) at the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year, plus"

                                       IV.

Section 4.3 of the Plan is deleted in its entirety and the following is substituted in lieu thereof:

                  "SECTION 4.3. The Supplemental Account Balance shall be paid to the Participant or his Beneficiary in a single lump sum no later than January 31 of the Plan Year following the year of the
         Participant's termination of employment for any reason other than retirement on or after Normal Retirement Date. In the event of a Participant's retirement on or after Normal Retirement Date, the Supplemental Account Balance shall commence to be paid to a Participant or his

     Beneficiary at such time as benefits become payable to the Participant under the Retirement Plan and such benefits will be paid in the form of a single lump sum payment or in a series of installments over a five year period, as elected by the Participant or his Beneficiary."


                                                    V.

         Section 4.5 is hereby deleted from the Plan.
         IN WITNESS WHEREOF, the Corporation has caused this Amendment No.1 to be executed by its duly authorized officer this 15th day of September 1998.


                                          TRUSTCO BANK, NATIONAL ASSOCIATION

/s/ William F. Terry                              /s/ Robert A. McCormick
---------------------                           By:------------------------
       Secretary                                           President

                                                              Exhibit 10(b)
                                 AMENDMENT NO. 2
                                       TO
                                 RESTATEMENT OF
                  TRUSTCO BANK EXECUTIVE OFFICER INCENTIVE PLAN

WHEREAS, Trustco Bank, National  Association (the  "Corporation"), maintains the

 Trustco Bank ExecutiveOfficer Incentive Plan (the "Plan"); and

WHEREAS, the Corporation desires to amend said Plan, effective as of January 1,
 1998;
NOW, THEREFORE, the Corporation does hereby amend the Plan, effective as of January 1, 1998 so that it will read as follows:
                                       I.
          Section 3.3 of the Plan is deleted in its entirety and the following is substituted in lieu thereof: "Section 3.3. Except as otherwise provided in Section 3.4 or Article IV herein, Incentive Awards will be paid in cash to Participants as soon as practicable following the determination of the Incentive Awards by the Board of Directors."


                                       II.


The following new Section 3.4 is added after Section 3.3 of the Plan:

                  "Section 3.4. Notwithstanding the provisions of Section 3.3 and Article IV of the Plan, payment of an Incentive Award will automatically be deferred to the extent that such payment, together with participant's other compensation for the calendar year as defined in Section 162(m), is expected to exceed the limitation on deductible compensation set forth in Section 162(m) of the Code. The date of the initial deferral will be the date the Incentive Award would have been paid to the Participant, but for the provisions of this Section 3.4. Such deferred amount will be credited to a separate subaccount of the Participant's Deferred Compensation Account and will be credited with interest as provided in Section 4.3 of the Plan. Any amount deferred pursuant to this Section 3.4 will become payable in the earliest calendar year in which the payment of such deferred amount (and interest thereon), together with participants other compensation for the calendar year as defined in Section 162(m), is not expected to exceed the Section 162(m) limitation; provided, however, that such determination will be made prior to the payment of an Incentive Award in the determination year pursuant to Section 3.3. Deferred Incentive Awards, and earnings thereon, which become payable under this Section
         3.4 will be paid in the order such Incentive Awards were deferred."

                                      III.


         The following new Section 3.5 is hereby added to the Plan after Section 3.4:
                  "Section 3.5. (a) In the event the federal, state or local tax rates in effect on the date a deferred Incentive Award is paid to a Participant exceed the federal, state or local tax rates in effect on the date the Incentive Award was initially deferred pursuant to Section 3.4, the Participant shall be entitled to receive an additional lump sum cash payment sufficient to place the Participant in the same after-tax position if payment of such deferred Incentive Award (and earnings thereon) had been subject to the federal, state and local tax rates that were in effect on the date of the initial deferral. Such lump sum payment will be made at the same time the deferred Incentive Award is paid to the Participant.

                  (b) In the event the federal, state or local tax rates in effect on the date a deferred Incentive Award is paid to a Participant are lower than the federal, state or local tax rates in effect on the date the Incentive Award was initially deferred pursuant to Section 3.4, the Participant's Deferred Compensation Account will be reduced by an amount necessary to place the Participant in the same after-tax position if payment of such deferred Incentive Award (and earnings thereon) had been subject to the federal, state and local tax rates that were in effect on the date of the initial deferral. Such reduction will be made immediately prior to the time the deferred Incentive Award is paid to the Participant."

                                                     IV.
         The  following new Section 5.3 is hereby added after Section 5.2 of the
Plan:
                  "Section 5.3. No inservice withdrawals are permitted except that the Committee or its designate, in its sole and absolute discretion, may permit withdrawals by a Participant of any amount from such Participant's Deferred Compensation Account if the Committee or its designate determines, in its discretion, that such funds are needed by the Participant due to serious and immediate financial hardship from an unforeseeable emergency. Serious and immediate financial hardship to the Participant must result from a sudden and unexpected illness or accident of the Participant or a dependent, loss of property due to casualty, or other similar extraordinary and unforeseeable circumstances arising from events beyond the control of the Participant. A distribution based upon such financial hardship cannot exceed the amount necessary to meet such immediate financial need, including federal, state and local taxes on the distribution. In addition, the Committee or its designate may impose suspension of a Participant's deferrals into the Plan or other penalties as a condition of such withdrawals."

         IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 2 to be executed by its duly authorized officer this 15th day of September, 1998.

                                            TRUSTCO BANK, NATIONAL ASSOCIATION
/s/ William F. Terry                               /s/ Robert A. McCormick
---------------------                           By:----------------------------
       Secretary                                           President

                                                            Exhibit 10(c)
                                 AMENDMENT NO. 3
                                       TO
             RESTATED AGREEMENT FOR SUPPLEMENTAL RETIREMENT BENEFITS
                             FOR ROBERT A. McCORMICK


         WHEREAS, TrustCo Bank Corp NY, a New York corporation (hereinafter referred to as "TrustCo"), Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Corporation"), and Robert A. McCormick (hereinafter referred to as the "Executive") entered into a Restated Agreement for Supplemental Retirement Benefits, dated as of January 1, 1994 (hereinafter referred to as the "Agreement"); and
         WHEREAS, TrustCo, the Corporation and the Executive desire to amend the Agreement, effective as of January 1, 1998.
         NOW, THEREFORE, the Agreement is hereby amended, effective as of January 1, 1998, so that it will read as follows:
                                       I.
Section 1.1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:
"Section 1.1. "Actuarial Equivalent" means an amount or a benefit, as the case may be, of equivalent value as calculated below.

          A. Except as otherwise provided below, the determination of Actuarial Equivalent shall be based upon the following actuarial assumptions: the UP-1984 Mortality Table, set back two years, and interest at the rate of 7 1/2% per annum compounded annually.

          B. Prior to January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the "Applicable Interest Rate" if such rate results in larger present value than calculated using a rate of 7 1/2%. The Applicable Interest Rate is the rate or rates that would be used by the Pension Benefit Guaranty Corporation for the purposes of determining the present value of a lump sum distribution on termination of a qualified retirement plan (the "PBGC Rate"), determined as of the first day of the calendar year in which the distribution is made.

                                                 1

          C. On or after January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the 1983 Group Annuitant Mortality Table weighted 50% Males, 50% Females as set forth in
          Revenue Ruling 95-6 and the interest rate on 30-year treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the calendar year preceding the calendar year in which the distribution is made if such rate results in larger present value than calculated using the assumptions set forth in paragraph A above.

                                        1

                   In the event the actuarial assumptions are amended, the Actuarial Equivalent of a benefit on or after the change, with respect to the Executive on the date of change, shall be determined as the greater of (a) the Actuarial Equivalent of the benefit as of the date of change computed on the old basis, or (b) the Actuarial Equivalent of the benefit as of the date of determination computed on the new basis."

                                       II.

         The last paragraph of Section 2.3(b)(2) is hereby deleted in its entirety and the following is substituted in lieu thereof:
                  "A portion of the Account Balance Increment constitutes interest which is determined by using the interest rate on 30-year
         Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year."

                                      III.

         Paragraph (a) of Section 2.4 is hereby deleted in its entirety and the following is substituted in lieuthereof:

"SECTION 2.4 Determination of Supplemental Account Balance after Normal Retirement Date: If the Executive remains in the employment of the Corporation beyond his Normal Retirement Date, his Account Balance Increment for each Determination Year subsequent to his Normal Retirement Date is equal to:

                                                        1
            (a) The Executive's Earnings for the Determination Year multiplied by a percentage. The percentage is equal to:

                            (i) The average Account Balance Increment credited to the Executive's Supplemental Account Balance for the Determination Year in which occurs the Executive's Normal Retirement Date and the immediately preceding two Determination Years; divided by

                           (ii) The Executive's average Earnings for the Determination Year in which occurs the Executive's Normal Retirement Date and the
                                    immediately   preceding  two

  Determination   Years.


         For the Valuation Date immediately following the Executive's Normal Retirement date, his Account Balance Increment shall be the greater of the amount determined under Section 2.3 or the amount determined under this Section 2.4"

         IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 3 to be executed by its duly authorized officer this 15th day of September, 1998.

                                              TRUSTCO BANK CORP NY

                                                /s/ William F. Terry
                                         By:--------------------------
                                         Title:   Secretary

                                         TRUSTCO BANK, NATIONAL ASSOCIATION
                                              /s/ William F. Terry
                                         By:--------------------------
                                         Title:   Secretary

                                                  Executive

Item 4.            Submission of Matters to Vote of Security Holders -- None



Item 5.  Other Information

       The Securities and Exchange Commission ("SEC") recently adopted amendments to its rules under the Securities Exchange Act of 1934 (the "Exchange Act") regarding the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included provisions authorizing companies to exercise discretionary voting authority with respect to shareholder proposals for which a company did not receive notice within a specified time period prior to a meeting of its shareholders or that otherwise did not satisfy certain requirements specified in such amendments.

       Pursuant to these amendments, TrustCo shareholders are hereby notified that any shareholder proposal not included in TrustCo's proxy statement for its 1999 Annual Meeting of Shareholders will be considered untimely for purposes of the SEC rules governing the submission of shareholder proposals for consideration at shareholder meetings if notice of the proposal is not received by TrustCo on or before February 22, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in TrustCo's Proxy Statement for its 1999 Annual Meeting unless (a) TrustCo receives notice of such proposal on or before February 22, 1999, and (b) the additional conditions set forth in SEC Rule 14a-4(c) (2) (i) -
(iii) under the Exchange Act are satisfied.
                                -46-