Form 10-K405
period 1998-12-31
TRUSTCO BANK CORP N Y
filed 1999-03-23
CIK 357301

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
             [X]Annual Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934
           (Fee Required) For the Fiscal Year Ended December 31, 1998
                                       Or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                (No Fee Required)

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

                    Indicate the number of shares outstanding of each of the registrant's classes of common stock:
                                                 Number of Shares Outstanding
            Class of Common Stock                    as of March 1, 1999
                $1 Par Value                              26,886,140
The aggregate market value of registrant's common stock (based upon the closing price on March 1, 1999) held by non-affiliates was approximately $722,565,013.

Documents Incorporated by Reference(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Part I and Part II).

(2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 1999 (Part III).

                                      INDEX



Description                                                      Page
--------------------------------------------------------------------------------
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

                                     PART I

Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. Following receipt of necessary regulatory approvals, TrustCo commenced business on July 1, 1982. In 1991, TrustCo acquired, for a combination of cash and TrustCo common stock, Home & City Savings Bank ("Home & City") located in Albany, New York. At the time of the acquisition, Home & City operated 16 branches, and had total assets of approximately $ 848 million, deposits of $ 750 million and shareholders' equity of $ 93 million. Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 480 full-time equivalent employees at year-end 1998. TrustCo had 8,941 shareholders of record as of December 31, 1998, and the closing price of the TrustCo common stock at that date was $30.00.

Bank Subsidiary
On November 16, 1994, TrustCo initiated the process to convert its banking subsidiary, Trustco Bank New York, a New York state chartered trust company, to a national banking association operating under the name Trustco Bank, National Association (the "Bank"). The conversion was undertaken to minimize duplicative federal/state compliance issues. The conversion became effective on February 1, 1995. The Bank is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 33 automatic teller machines and 53 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 1998 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $1.24 billion as of December 31, 1998.

The daily operations of the Bank remain the responsibility of its Board of Directors and
                                       1
officers, subject to the overall supervision by TrustCo. TrustCo derives most of its income from dividends paid to it by its subsidiary Bank. The accounts of the Bank are included in TrustCo's consolidated financial statements.

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

Supervision and Regulation
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Reserve Board"). The Act requires TrustCo to obtain prior Reserve Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The
Bank, as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Because the Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not its primary federal regulator. Virtually all aspects of TrustCo's and the Bank's business are subject to regulation and examination by the Reserve Board, the FDIC and the OCC.
                                       2

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, which appears on pages 34 and 35 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the FDIC and the Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends, which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 13 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, which appears on page 43 thereof and contains information concerning regulatory capital requirements.

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

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was signed into law on September 30, 1996. This law streamlined the non-banking activity application process for well-capitalized and well-managed bank holding companies. Under this law, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Reserve Board although written notice is required within ten days after commencing the activity. Also under this law, the prior notice period is reduced to twelve days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. This law also provides for the recapitalization of the Savings Association Insurance Fund which generally insures the deposits of thrift institutions, in order to bring it into parity with the Bank Insurance Fund.

The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of TrustCo. The operations of TrustCo may be affected by legislative changes and by the policies of
                                       3
various regulatory authorities. TrustCo is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

Foreign Operations
Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.


Statistical Information Analysis
The "Management's Discussion and Analysis" on pages 6 through 26 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.


Forward-Looking Statements
Statements included in the Management's Discussion and Analysis of Operations of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) certain vendors of critical systems or services failing to comply with Year 2000 programming issues; (v) changes in the regulatory environment; and (vi) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.                   Properties

TrustCo's executive offices are located at 320 State Street, Schenectady, New York, 12305. The Bank operates 53 offices, of which 20 are owned and 33 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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



Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                      Year First
Name, Age and           Principal Occupations                         Became
Position                Or Employment Since                           Executive
With Trustco            January 1, 1992                               of TrustCo
--------------------------------------------------------------------------------
Robert A.McCormick,62   President and Chief Executive Officer,            1984
President and           Trustco Bank Corp NY. President and
Chief Executive Officer Chief Executive Officer, Trustco Bank,
                        National Association

Robert T. Cushing, 43,  Vice President and Chief Financial Officer,       1994
Vice President and      Trustco Bank Corp NY since 1994.
Chief Financial Officer Senior  Vice President and Chief Financial
                        Officer,   Trustco  Bank,   National
                        Association since 1994. Partner,  KPMG
                        Peat Marwick LLP (1987-1994).

Nancy A. McNamara, 49,  Vice  President, TrustCo Bank Corp NY             1992
Vice President          since  1992.  Senior   Vice   President,
                        Trustco Bank,   National Association
                        since 1988.

William F. Terry, 57,   Secretary, TrustCo  Bank  Corp NY  since          1990
Secretary               1990.  Senior Vice  President,   Trustco
                        Bank,  National  Association since   1987.
                        Secretary,    Trustco   Bank,   National
                        Association since 1990.
Ralph A. Pidgeon, 56,   Vice  President  and Assistant  Secretary,        1995
Vice President and      TrustCo Bank Corp NY  since  1995.
Assistant Secretary     Senior  Vice  President,  Trustco Bank,
                        National Association since 1978.

There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
Page 1 and page 48 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference. TrustCo had 9,120 shareholders of record as of March 1, 1999, and the closing price of the Corporation's common stock on that date was $26.875.

Item 6.  Selected Financial Data
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Pages 6 through 26 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

Item 7A.  Quantitative  and Qualitative  Disclosures  about Market Risk
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The financial statements, together with the report thereon of KPMG LLP on pages 29 through 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.


                                    PART III

Item 10. Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 26, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 1999, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11. Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 1999, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 25 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 1999, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 26 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 1999 is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.






             Consolidated Statements of Condition -- December 31, 1998 and 1997.

         Consolidated Statements of Income -- Years Ended December 31, 1998, 1997, and 1996.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996.

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

         The following exhibits are incorporated herein by reference:*
Reg S-K
Exhibit No.        Description

3(i)a Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993.

3(i)b Certificate of Amendment of the  Certificate of  Incorporation  of TrustCo
      Bank Corp NY, dated May 28, 1996.

3(i)c Certificate of Amendment of the  Certificate of  Incorporation  of TrustCo
      Bank Corp NY, dated May 19, 1997.

3(ii)a Amended and  Restated  By-Laws of TrustCo  Bank Corp NY, dated August 18,
       1998.

10(a)Employment  Agreement  dated  January  1, 1992 and,  Amendment  No. 1 dated
     November 16, 1993, among TrustCo, the Bank and Robert A. McCormick. Amendment No. 2 dated September 1, 1994, Amendment No. 3 dated February 13, 1995, Amendment No. 4 dated December 1, 1995, including Schedule A, and Amendment No. 5, dated May 1, 1997.

10(b)Employment  Agreement  dated June 21, 1994,  Amendment No. 1 dated February
     14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Robert T. Cushing.

10(c)Restated Employment Agreement dated June 21, 1994 and Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Nancy A. McNamara.

10(d)Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and Ralph A. Pidgeon.

10(e)Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, including Schedule A, and Amendment No. 2, dated May 1, 1997, among TrustCo, the Bank and William F. Terry.

10(f) Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

10(g) TrustCo Bank Corp NY Directors Stock Option Plan.

10(h)Second  Restatement of Trustco Bank Supplemental  Retirement Plan among the
     Bank and each of Robert T. Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and William F. Terry, dated March 29, 1996, and Amendment No. 1, dated September 15, 1998.

10(i)Restated  Agreement  for  Supplemental  Retirement  Benefits  for Robert A.
     McCormick, dated June 24, 1994, Amendment No. 1 dated December 1, 1995, and Amendment No. 2 dated March 29, 1996, and Amendment No. 3, dated September 15, 1998.

10(j)Restatement of Trustco Bank Executive  Officer  Incentive Plan, dated March
     29, 1996, Amendment No. 1, dated October 21, 1997, and Amendment No. 2, dated September 15, 1998.

10(k) 1995 TrustCo Bank Corp NY Stock Option Plan.

10(l)TrustCo  Bank Corp NY  Performance  Bonus  Plan,  dated May 19,  1997,  and
     Performance  Unit Agreement  Under TrustCo Bank Corp NY  Performance  Bonus
     Plan.

10(m)TrustCo Bank Corp NY Directors Performance Bonus Plan, dated May 19, 1997, and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Directors Performance Bonus Plan.

11   Computation of Net Income Per Common Share.





----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.        Description
      13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 1998.

      21          List of Subsidiaries of TrustCo.

      23          Independent Auditors' Consent of KPMG LLP.

      24          Power of Attorney.

      27          Financial Data Schedules.

Reports on Form 8-K:


On November 17, 1998, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On January 19, 1999, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 1998, results.

On February 16, 1999, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

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




Date: March 19, 1999

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                 Title                 Date

                  *       Director              February 16, 1999
------------------------
Barton A. Andreoli

                  *       Director              February 16, 1999
------------------------
Lionel O. Barthold

                  *       Director              February 16, 1999
------------------------
M. Norman Brickman

                  *       Director              February 16, 1999
------------------------
Robert A. McCormick

                  *       Director              February 16, 1999
------------------------
Nancy A. McNamara

                  *       Director              February 16, 1999
------------------------
Dr. Anthony J. Marinello

                  *       Director              February 16, 1999
------------------------
Dr. John S. Morris

                  *       Director              February 16, 1999
------------------------
Dr. James H. Murphy

                  *       Director              February 16, 1999
------------------------
Richard J. Murray, Jr.

                  *       Director              February 16, 1999
------------------------
Kenneth C. Petersen

                  *       Director              February 16, 1999
------------------------
William D. Powers

                  *       Director              February 16, 1999
------------------------
William J. Purdy

                          Director              February 16, 1999
William F. Terry
                                           By: /s/ William F. Terry
                                           *William F. Terry, as Agent
                                            Pursuant to Power of Attorney

                                 Exhibits Index
Reg S-K
Item 601
Exhibit No.       Exhibit                                                  Page
No.
                                 Exhibits Index
3(i)a             Amended and Restated  Certificate of  Incorporation of TrustCo
                  Bank Corp NY, dated July 27, 1993,  filed as Exhibit  3(i)a to
                  TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, is incorporated herein by reference.

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

3(ii)a Amended and Restated By-Laws of TrustCo Bank Corp NY dated August 18, 1998, filed as Exhibit 3(ii)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended September 30, 1998, are incorporated herein by reference.

  10(a)           Employment  Agreement dated January 1, 1992 and, Amendment No.
                  1 dated November 16, 1993, among TrustCo,  the Bank and Robert
                  A. McCormick, filed as Exhibit 10(a), and Amendment No. 2 dated September 1, 1994, and Amendment No. 3 dated February 13, 1995, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Amendment No. 4 dated December 1, 1995, to the Employment Agreement dated January 1, 1992, filed as Exhibit 10(b) and Schedule A filed as Exhibit 10(c) to TrustCo Bank
                  Corp NY's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, and Amendment No. 5, dated May 1,
                  1997, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997 are incorporated herein by reference.

Reg S-K
Item 601
Exhibit No.     Exhibit                                                    Page
No.

                                 Exhibits Index

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

Reg S-K
Item 601
Exhibit No.     Exhibit                                                    Page


                                 Exhibits Index
  10(e) Restated Employment Agreement dated June 21, 1994, and Amendment No. 1 dated February 14, 1995, among TrustCo, the Bank and William F. Terry, filed as Exhibit 10(e) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and Schedule A updating the
              Employment Agreement dated June 21, 1994, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Amendment No. 2 dated May 1, 1997, filed as Exhibit 10(f) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

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

10(h) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, Ralph A. Pidgeon, and William F. Terry, dated March 29, 1996, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and Amendment No. 1, dated September 15, 1998, filed as Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on form 10Q for the quarter ended September 30, 1998, are incorporated herein by reference.

Reg S-K
Item 601
Exhibit No.     Exhibit                                                     Page


                                 Exhibits Index

10(i) Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated June 24, 1994 and Amendment No. 1 dated December 1, 1995, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Amendment No. 2, dated March 29, 1996, filed as Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and Amendment No. 3, dated September 15, 1998, filed as Exhibit 10(c) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended September 30, 1998, are incorporated herein by reference.

10(j) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Amendment No. 1, to Restatement of Trustco Bank Executive Officer Incentive Plan, dated October 21, 1997, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10K for the fiscal year ended December 31, 1997, and Amendment No. 2, dated September 15, 1998, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 1998, are incorporated herein by reference.

10(k)          1995 TrustCo Bank Corp NY Stock Option Plan, dated June 20,
               1995, filed on Form S-8 (file No. 33-60409) dated June 20, 1995, is incorporated herein by reference.

10(l)          Trustco Bank Corp NY Performance  Bonus Plan, dated May 19,
               1997, filed as Exhibit 10(a) and Performance Bonus Unit Agreement Under Trustco Bank Corp NY Performance Bonus Plan, filed as Exibit 10(b) to Trustco Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

10(m) Trustco Bank Corp NY Directors Performance Bonus Plan, dated May 19, 1997, filed as Exhibit 10(c) and Performance Bonus Unit Agreement Under Trustco Bank Corp NY Directors Performance Bonus Plan, filed as Exibit 10(d) to Trustco Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended June 30, 1997, are incorporated herein by reference.

Reg S-K
Item 601
  Exhibit No.     Exhibit                                                  Page


                               Exhibits Index

11         Computation of Net Income Per Common Share.  Note 10 on           62
           page 42 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.


13 Portions of Annual Report to Security Holders of TrustCo for the 20 year ended December 31, 1998, are filed herewith.


                               GRAPHICS APPENDIX
                                                                   Cross
                                                                 Reference
                                                                   To Page
                                                                   Of Annual
     Omitted Charts                                              Report


     1  Return on Equity                                                 6

     2  Taxable Equivalent Net Interest
           Income                                                        7

     3  Dividends Per Share                                             15

     4  Allowance for Loan Losses                                       17

     5  Allowance to Loans
         Outstanding                                                    17

     6  Efficiency Ratio                                                21

      The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.


                                 Exhibits Index
  21  List of Subsidiaries of TrustCo, filed herewith                    71

  23  Independent Auditor's Consent of KPMG, LLP,
      filed herewith.                                                    72

  24  Power of Attorney, filed herewith.                                 73

  27  Financial Data Schedules, filed herewith.                          74

               Exibit 13:Annual Report to Shareholders


     TrustCo Bank Corp NY is a one bank holding company headquartered in Schenectady, New York. The Company is the largest commercial banking enterprise headquartered in the Capital Region of New York State. The principal subsidiary of the Company, Trustco Bank, National Association, operates 53 community banking offices offering 36 drive-up windows and 33 Automatic Teller Machines, throughout the Bank's market area. The Bank serves 9 counties with a broad range of community banking services.





Financial Highlights


(dollars in thousands, except per share data)                                Years ended December 31,
                                                                                               Percent
                                                                       1998           1997     Change
Income:
  Net interest income (TE)........................................  $ 89,117      88,685       0.49%
  Net income......................................................    35,015      32,175       8.83
Per Share (1):
  Basic earnings..................................................      1.31        1.19      10.08
  Diluted earnings................................................      1.25        1.15       8.70
  Book value......................................................      6.94        6.64       4.52
Average Balances:
  Assets.......................................................... 2,433,238   2,302,598       5.67
  Loans, net...................................................... 1,311,967   1,260,771       4.06
  Deposits........................................................ 2,068,725   1,981,223       4.42
  Shareholders' equity............................................   180,103     167,273       7.67
Financial Ratios:
  Return on average assets........................................      1.44%       1.40       2.86
  Return on average equity (2)....................................     21.47       20.23       6.13
  Tier 1 capital to:
    Total average assets (leverage)...............................      6.89        7.00      (1.57)
    Risk-adjusted assets..........................................     12.78       13.43      (4.84)
Total capital to risk-adjusted assets.............................     14.06       14.72      (4.48)
Net loans charged off to average loans............................       .28         .28        --
Allowance for loan losses as a coverage of nonperforming loans....       4.4x        5.0x    (12.00)
Efficiency ratio..................................................     40.26       40.61       0.86
Dividend payout ratio.............................................     75.97       72.34       5.02


Per share information of common stock (1)
                                                                                         Range of Stock
                                                 Basic    Diluted       Cash   Book          Price
                                              Earnings   Earnings   Dividend   Value      High     Low
1997
 First quarter.............................$  .28             .27        .21   5.98      16.82   15.50
 Second quarter............................   .29             .28        .21   6.26      16.26   15.12
 Third quarter.............................   .31             .30        .21   6.51      21.55   15.60
 Fourth quarter............................   .31             .29        .24   6.64      25.22   19.24
1998
 First quarter.............................   .31             .30        .24   6.86      25.76   21.20
 Second quarter............................   .32             .31        .24   6.86      25.98   22.39
 Third quarter.............................   .34             .33        .24   6.93      27.17   21.63
 Fourth quarter............................   .33             .31        .28   6.94      30.00   22.83

(1) Adjusted for a 15% stock split in 1998 and 1997.
(2) Excludes the market adjustment on securities available for sale.

Table of Contents




Financial Highlights.......................................................... 1

Executive and Senior Officers

of Trustco Bank............................................................... 3

President's Message........................................................... 4

Management's Discussion and Analysis

of Financial Condition and Results of Operations.............................. 6

Average Balances, Yields

and Net Interest Margins..................................................... 12

Glossary of Terms............................................................ 27

Management's Statement of Responsibilities................................... 28

Independent Auditors' Report................................................. 29

Consolidated Financial Statements and Notes.................................. 30

Officers and Board of Directors.............................................. 45

Officers..................................................................... 46

Branch Locations..............................................................47

General Information.......................................................... 48



TrustCo Mission Statement:
TrustCo will be the low cost provider of high quality services to our customers in the communities we serve and return to our owners an above average return on their investment.

Executive and Senior Officers of Trustco Bank













Executive Officers: From Left to Right: William F. Terry, Senior Vice President & Secretary, Bank Operations, Legal Counsel, Purchasing, and Trust Operations; Nancy A. McNamara, Senior Vice President, Loan Division, Trust Department, Marketing, and Community Relations; Robert A. McCormick, President & Chief Executive Officer; Ralph A. Pidgeon, Senior Vice President, Branches, Installment Loans/Credit Cards, Retirement/Government Accounts, and Compliance; Robert T. Cushing, Senior Vice President and Chief Financial Officer, Accounting/Finance, Data Processing, and Premises.















Senior Officers: Standing Left to Right: George W. Wickswat, Vice President, Commercial Loans; James Niland, Vice President, Trust Department; Jeffrey S. Farbaniec, Vice President, Accounting/Finance; Linda C. Christensen, Vice President, Accounting/Finance; Kevin M. Curley, Vice President, Branch Administration; Daniel R. Saullo, Vice President, Mortgage Loans; Robert J. McCormick, Administrative Vice President, Commercial/Mortgage Loans; Scot R. Salvadore, Vice President, Branch Administration; William M. McCartan, Vice
President,  Trust  Department.  Seated  Left to  Right:  Cheri J.  Parvis,  Vice
President,  Human  Resources;  John  C.  Fay,  Auditor;  Robert  Scribner,  Vice
President, Trust Department; Donald J. Csaposs, Vice President, Compliance; Henry C. Collins, Administrative Vice President, Legal Counsel; Michael R. Bonesteel, Vice President, Data Processing; James D. McLoughlin, Administrative Vice President, Bank Operations; Ann M. Noble, Vice President, Bank Operations.

President's Message


Dear Shareholder:

         1998 was another record year at TrustCo. Our industry had a very successful year, and TrustCo was no exception, posting results that are competitive by any standards. We are grateful to our employees and Board of Directors for their support and enthusiasm, ensuring our continuing strong performance.
         During 1998, shareholder values continued in the right direction with net income at $35.0 million, up a significant 8.8% over 1997. TrustCo's most important ratio, return on shareholders' equity, was 21.47%, up from 20.23% in 1997. We are committed to ensuring that our return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five year ROE was 19.16% and we plan an increase to 22% for the current fiscal year.
         During 1998, we issued a 15% stock split maintaining the cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 15%. The quarterly cash dividend has increased at a 17% compound annual rate over the last five years, a major accomplishment. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we would recommend steps to the Board to correct that situation. These steps could include any measures that would return excess capital to TrustCo's owners.
         TrustCo's branch expansion program continues. We opened two additional branches during 1998. Our plans call for two to three branch openings a year until we have filled the gaps in our market territory. The targeted upgrading continues with each branch receiving a major review and renovation at approximately seven year intervals.
         During 1998, we evaluated a number of acquisition opportunities. Unfortunately, we were not successful. Our approach to acquisitions is quite simple -- we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise. It is interesting to note during 1998 two of our strongest competitors, Albank and Evergreen, were acquired by out of state banking companies.
         1998 was another year in which TrustCo avoided most of the industry difficulties while moving forward to new records. We intend to continue this "boring" path to the benefit of the owners, employees, and community for the foreseeable future.
         No report would be complete without a status update on Y2K. Our Company was at it very early in the game. All critical systems have been modified, tested, and put into production. We will complete the third party interface testing in the first quarter of 1999, and continue testing and monitoring of the entire Y2K system changes throughout 1999. There is nothing that we can define as beneficial that we have not addressed.
         1999 will provide income and growth success with emphasis continuing on the home equity loan, home equity credit line, and first mortgage products; and our improved interest bearing checking, savings, and free checking accounts on the deposit side.
         Our Trust department, which currently manages assets in excess of $1.2 billion, has ambitious expectations and continues moving forward strongly with gross income up 6.4% in 1998.
         The future should benefit from the solid performance of the superb employee team here at TrustCo. For 1998 the often quoted efficiency ratio for our Company was 40.26% at a time when most banking companies would like to see 60.00%. This level of performance efficiency will benefit us through reduced operating expense for years to come.

     1998 was a year in which average assets of $2.4 billion grew by $130.6 million, an increase of 5.7%, in a time of continuing deposit outflows from banks. This solid performance will provide us with investment opportunities going forward. Our loan portfolio continued to grow during 1998, increasing on average by 4.1%, with continued emphasis on the retail side of the product mix.
     The quality of the loan portfolio is excellent, and our allowance for loan loss grew to $54.4 million. It is important to note that during 1998 our residential portfolio grew $89 million, or 10.5%.
     Community needs have expanded and TrustCo has responded appropriately. TrustCo has provided employee and management participation in charitable and community organizations, and increased its corporate charitable contributions throughout the Capital District.
     TrustCo continues to receive solid external comment. During 1998 we again received favorable mention in America's Finest Companies as one of forty of the 16,000 U.S. companies which have delivered higher earnings per share for at least 20 consecutive years.
     From time to time it is nice to look at a longer term perspective. A look at our cover should define clearly the significant benefits of TrustCo ownership over the last 15 years. 1998 was another great year for the shareholders with TrustCo's total return at 31.68%, which beat the S&P 500 and the Dow Industrial Average. And, during the course of the year, TrustCo was included in the S&P SmallCap 600 Index.
     During 1998 we had three additions to our senior staff with the appointments to Vice President of Kevin Curley, Cheri Parvis, and Dan Saullo.
     We are enthusiastic about TrustCo's future. It is our intention at every level of the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt to any change in the marketplace almost immediately.
     We expect the combination mentioned above and enthusiastic commitment of the Board of Directors will ensure our continuing success in the years ahead, whatever the banking environment.



Sincerely,




Robert A. McCormick
President and Chief Executive Officer

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") and its operating subsidiary Trustco Realty Corp. during 1998 and, in summary form, the two preceding years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1998 should be read in conjunction with this review. Certain amounts in years prior to 1998 have been reclassified to conform with the 1998 presentation.
 All per share  information  has been  adjusted  for the 15% stocksplit in 1998.

Overview
     TrustCo recorded net income of $35.0 million or $1.25 of diluted earnings per share for the year ended December 31, 1998, compared to $32.2 million or $1.15 per share for the year 1997. This represents an increase of 8.8% in net income between 1998 and 1997.
  Significant contributors to the increase in net income for 1998 were as follows:

     * an increase of $134.1 million in the average balance of interest earning assets between 1997 and 1998,

     * a 14.7% increase in the average balance of noninterest bearing demand deposits to $138.8 million,

     * securities transactions resulted in a net gain of $1.0 million in 1998 compared to net losses from securities transactions of $200 thousand in 1997, and

     * an increase of $3.7 million in noninterest income, excluding securities transactions, in 1998.


Return on Equity
(CHART OMITTED)
1996             19.05%
1997             20.23%
1998             21.47%

     During 1998 the following also had a significant  effect on net income:
a reduction in the net interest margin to 3.81% in 1998 from 4.02% in 1997, and a increase of $2.5 million in noninterest expense to $48.8 million in 1998.


MIX OF AVERAGE EARNING ASSETS
(dollars in thousands)


                                                                                                    Components of
                                                                            98-97     97-96   Total Earning Assets
                                           1998       1997        1996     Change    Change    1998    1997   1996
Loans, net of unearned income.........$1,311,967   1,260,771   1,227,407   51,196    33,364    56.1%   57.2   57.4
Securities available for sale:
 U.S. Treasuries and agencies.........   204,694     352,301     409,590 (147,607)  (57,289)    8.7    16.0   19.2
 States and political subdivisions....   112,077     102,206      78,921    9,871    23,285     4.8     4.6    3.7
 Mortgage-backed securities...........   186,239     134,509      53,844   51,730    80,665     8.0     6.1    2.5
 Other................................   108,947      33,985      38,564   74,962    (4,579)    4.7     1.5    1.8
                                      -----------------------------------------------------------------------------
 Total securities available for sale..   611,957     623,001     580,919  (11,044)   42,082    26.2    28.2   27.2
                                      -----------------------------------------------------------------------------
Federal funds sold....................   414,162     320,953     328,500   93,209    (7,547)   17.7    14.6   15.4
Other short-term investments..........       752          --          --      752       --       --      --     --
                                      -----------------------------------------------------------------------------
Total earning assets..................$2,338,838   2,204,725   2,136,826  134,113    67,899   100.0%  100.0  100.0
                                      -----------------------------------------------------------------------------


TrustCo has performed well with respect to a number of key performance ratios during 1998 and 1997 including
   * return on equity of 21.47%for 1998 and 20.23% for 1997,
   * return on assets of 1.44% for 1998 and 1.40% for 1997, and
   * operating  efficiency  ratio of 40.26% for 1998 and 40.61% for 1997.

Asset/Liability  Management
     In managing its balance sheet portfolios, TrustCo utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities (including federal funds sold) are the Company's primary earning assets. Average interest earning assets were 96.1% and 95.7% of average total assets for 1998 and 1997, respectively.
     TrustCo, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit banking products offered within the markets served by the Company. TrustCo does not actively seek to attract out-of-area deposits or so called hot money; rather the Company focuses on the value of core relationships both with depositors and borrowers.
     TrustCo's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its effort to maintain adequate liquidity under prevailing and projected economic conditions, and to maintain an efficient and appropriate mix of core deposit relationships.
     The Company relies on traditional banking investment instruments and its large base of core deposits to help in asset/liability management.

Earning Assets
     Average earning assets during 1998 were $2.3 billion, which was an increase of $134.1 million or 6.1% over the prior year. The increase in the average balance of earning assets was a result of growth in the average balance of loans and federal funds sold, which increased $51.2 million and $93.2 million respectively. These increases were offset by an $11.0 million reduction in the average balance of securities available for sale.
     Total average assets were $2.4 billion for 1998 and $2.3 billion for 1997. The table "Mix of Average Earning Assets," shows how the mix of the earning assets has changed over the last three years. While the growth in earning assets is critical to improved profitability, changes in the mix can also have a significant impact on income levels.


Tax Equivalent Net Interest Income
(CHART OMITTED)
1996             $87.0
1997             $88.7
1998             $89.1

     Loans: Average total loans increased $51.2 million, or 4.1%, during 1998. Interest income on the loan portfolio increased to $111.0 million in 1998 from




Loan portfolio
(dollars in thousands)                                            Average Balances
                                      1998           1997              1996             1995               1994

                                 Amount Percent  Amount  Percent   Amount  Percent  Amount  Percent   Amount  Percent
Residential..................$  937,094  71.4%   848,105  67.2%   783,094  63.7%   714,804  60.1%   652,837    58.0%
Commercial...................   189,542  14.4    204,502  16.2    224,949  18.3    237,165  19.9    237,994    21.2
Home equity line of credit...   158,939  12.1    178,597  14.1    187,652  15.3    202,647  17.0    203,756    18.1
Installment..................    27,530   2.1     30,931   2.5     33,299   2.7     35,269   3.0     30,242     2.7
Total loans.................. 1,313,105 100.0% 1,262,135 100.0% 1,228,994 100.0% 1,189,885 100.0% 1,124,829   100.0%
                             ----------------------------------------------------------------------------------------
Less:Unearned income              1,138            1,364            1,587            1,956            2,131
    Allowance for loan losses    55,208           53,173           51,233           45,086           37,334
                             ----------------------------------------------------------------------------------------
Net loans....................$1,256,759        1,207,598        1,176,174        1,142,843        1,085,364
                             ----------------------------------------------------------------------------------------

$109.7 million in 1997. The average yield decreased to 8.46% in 1998, from 8.70% in 1997.
     The steady growth of the loan portfolio as a component of the Company's assets contributed significantly to the superior earnings results for 1998. TrustCo has distinguished itself in the Upstate New York region as one of the principal originators of residential real estate mortgage loans. Through aggressive marketing and pricing and a customer-friendly service delivery network, TrustCo has increased the average balance of the residential real estate loan portfolio to $937.1 million, an increase of $89.0 million, or 10.5%. Income on residential real estate loans increased to $75.5 million in 1998 from $69.8 million in 1997. The yield on this loan portfolio decreased slightly to 8.05% for 1998 from 8.23% in 1997.
     The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends is considered a benefit for both marketing and collection purposes. During 1998, management continued its established practice of retaining all new loan originations in the Bank's portfolio rather than selling them into the secondary market. This practice positions TrustCo to be able to respond quickly to customer and market needs by allowing TrustCo and the customers to deal on a one to one basis to resolve conflicts and to meet individual needs. This practice also allows TrustCo to respond quickly to changes in interest rates or closing costs by competitors. The overall effect is that TrustCo is able to develop long term business relations with customers and meet their needs quickly.
     Average commercial loans decreased to $189.5 million in 1998 from $204.5 million in 1997. The average yield on the commercial loan portfolio also decreased to 9.40% for 1998 compared to 9.47% for 1997. This has resulted in income on commercial loans of $17.8 million in 1998 and $19.4 million in 1997. TrustCo strives to maintain strong asset quality in all aspects of its loan portfolio, especially with respect to commercial loans. Competition for commercial loans is very intense in the Bank's market region. The Bank competes with large money center and regional banks as well as with smaller locally based banks and thrifts. Over the last several years competition for commercial loans has intensified as smaller banks and thrifts have tried to develop commercial loan portfolios. To do this, some are reducing interest rates and underwriting standards. Rather than reduce desired loan interest rates or negatively affect asset quality by changing the underwriting standards, the Bank has decided to forego the potentially higher volume of new loan originations in order to maintain a stronger quality commercial loan portfolio.
     TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses in its market area with the necessity of maintaining a high quality loan portfolio. In accordance with these goals the Company has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any significant concentrations of credit extended to any single borrower or industry. The Bank's commercial loan portfolio reflects the diversity of business found in the Capital Region's economy. Light manufacturing, retail, service and real estate related business are a few examples of the types of business located in the Bank's marketing region.
     TrustCo has a long-standing leadership position in the home equity credit line product in its market territory. TrustCo was one of the first financial institutions in the Upstate New York region to aggressively market and originate this product, and has developed significant expertise with respect to its risks and rewards. During 1998 the average balance of home equity credit lines was $158.9 million, down from $178.6 million in 1997. The home equity credit line product has developed a significant business line for virtually all financial services companies. The Bank competes with both regional and national concerns for these lines of credit and faces stiff competition with respect to interest rates, closing costs and service for these loans. TrustCo continuously reviews changes made by competitors with respect to the home equity credit line products and adjusts, where needed, the Bank's offerings so as to remain competitive for this product. The average yield decreased to 9.02% for 1998 from 9.34% in 1997. These decreases resulted in interest income on home equity credit lines of $14.3 million in 1998, compared to $16.7 million in 1997.
     The average balance of installment loans, net of unearned income, decreased to $26.4 million in 1998 from $29.6 million in 1997. The yield on installment loans decreased 18 basis points to 12.68% in 1998, resulting in interest income of $3.3 million. This portfolio continues to decrease because many consumers have shifted their borrowing patterns from direct installment credit to home equity loan products which may provide an income tax benefit.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(dollars in thousands)
                                   December 31, 1998

                                       After 1 Year
                           In 1 Year   But Within    After
                           or Less     5 Years      5 Years    Total
Commercial                 $117,670     54,798      14,840    187,308
Real estate construction     12,782         --          --     12,782
                           -------------------------------------------
Total                      $130,452     54,798      14,840    200,090
                           -------------------------------------------
Predetermined rates....... $ 49,618     52,901      14,840    117,359
Floating rates............   80,834      1,897          --     82,731
                           -------------------------------------------
Total..................... $130,452     54,798      14,840    200,090
                           -------------------------------------------

Securities available forsale: The portfolio of securities available for sale was actively managed by the Company to take full advantage of changes in interest rates. Securities available for sale are used primarily for liquidity purposes while simultaneously producing earnings, and are managed under a policy detailing the types, duration and interest rates acceptable in the portfolio.
     The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time. However, these securities would be available for sale in response to changes in market interest rates, related changes in prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.
     At December 31, 1998, securities available for sale amounted to $717.4 million, compared to $601.9 million at year end 1997. For 1998, the average balance of securities available for sale was $612.0 million with an average yield of 7.18%, compared to an average balance in 1997 of $623.0 million with an average yield of 7.67%. During 1998, market interest rates on investment securities were at historical lows. This created a situation wherein reinvestment opportunities were generally at lower interest rates than for maturing securities. The impact was the reduction in the overall yield on the securities portfolio during 1998 compared to 1997.
     The taxable equivalent income earned on the securities portfolio in 1998 was $43.9 million, compared to $47.8 million earned in 1997. The average balance of the securities portfolio decreased by $11.0 million between 1997 and 1998, and the average yield on the portfolio decreased by 49 basis points during the same time period.
     During 1998, TrustCo recognized approximately $1 million of net gains from securities transactions, compared to $200 thousand of net losses in 1997. Throughout 1998, TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created additional liquidity and eliminated lower yielding assets from the securities portfolio. At year end 1998, TrustCo continued to have significant liquidity in the form of $358.0 million of federal funds sold and $25.0 million of other short-term investments. Management believes that the Company will have the opportunity to reinvest these funds in the securities or loan portfolios as enhanced opportunities develop in 1999.
     TrustCo does not invest in any exotic investment products such as interest rate swaps, forward placement contracts, options or other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, TrustCo can meet the objectives of asset/liability management and liquidity, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.
     Securities available for sale are recorded at their fair value, with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. Average balances of securities available for sale are stated at amortized cost. At December 31, 1998 and 1997, the market value of TrustCo's portfolio of securities available for sale produced net unrealized gains of approximately $31.5 million and $26.8 million, respectively.
     During 1998, the Bank invested in short-term asset-backed securities as a means of supplementing the income from other short-term investments.

These bonds are all secured by underlying real estate type assets and are AAA rated credits. These securities are classified as other securities for the following analysis.


Securities available for sale
(dollars in thousands)                                                As of December 31,
                                                    1998                    1997                 1996

                                             Amortized      Market    Amortized  Market   Amortized    Market
                                                  Cost      Value     Cost       Value    Cost         Value
U.S. Treasuries and agencies.................. $163,244     167,825   273,517   278,823   404,885    406,933
States and political subdivisions.............  124,390     129,745   109,210   113,787    94,954     96,918
Mortgage-backed securities....................  246,531     249,489   151,989   155,080    75,492     76,493
Other.........................................  126,183     126,348    15,430    15,451     4,276      4,276
                                               --------------------------------------------------------------
    Total debt securities available for sale..  660,348     673,407   550,146   563,141   579,607    584,620
Equity securities.............................   25,610      44,003    24,955    38,758    30,139     34,050
                                               --------------------------------------------------------------
    Total securities available for sale....... $685,958     717,410   575,101   601,899   609,746    618,670
                                               --------------------------------------------------------------

     The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 1998 based on the final maturity of the securities. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are stated using estimated average life, and equity securities are excluded. Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.


SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD
Debt securities available for sale:

(dollars in thousands)
                                                  As of December 31, 1998
                                                        Maturing:
                                                   After 1     After 5
                                        Within  But Within  But Within   After
                                         1 Year    5 Years  10 Years   10 Years    Total
U.S. Treasuries and agencies
    Amortized cost......................$20,035        10    115,417    27,782   163,244
    Market value........................ 20,233        10    119,240    28,342   167,825
    Weighted average rate...............   6.60%     5.38       7.39      8.22      7.43
States and political subdivisions
    Amortized cost......................$ 8,323     7,608      5,492   102,967   124,390
    Market value........................  8,427     7,867      5,730   107,721   129,745
    Weighted average rate...............   7.59%     8.05       7.96      8.16      8.11
Mortgage-backed securities
    Amortized cost......................$   --    160,172     79,979     6,380   246,531
    Market value........................    --    162,354     80,785     6,350   249,489
    Weighted average rate...............    --       6.79       6.58      6.42      6.71
Other
Amortized cost..........................$18,393   107,790         --        --   126,183
Market value............................ 18,386   107,962         --        --   126,348
Weighted average rate...................  6.21%      6.23         --        --      6.23
                                        ------------------------------------------------
Total debt securities available for sale
 Amortized cost.........................$46,751   275,580    200,888   137,129   660,348
 Market value........................... 47,046   278,193    205,755   142,413   673,407
 Weighted average rate..................   6.62%     6.61       7.08      8.09      7.05


Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer of the bond to redeem the bond prior to maturity at specified dates and at predetermined prices. Normally, securities are redeemed at the call date when the issuer can reissue the bond at a lower rate. Therefore, for cash flow, liquidity and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, by both maturity date and call date as of December 31, 1998. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are reported using an estimate of average life; equity securities are excluded.




SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION
Debt securities available for sale:

(dollars in thousands)                                   As of December 31, 1998
                                                       Based on            Based on
                                                     Final Maturity        Call Date
                                                  Amortized    Market  Amortized  Market
                                                       Cost    Value   Cost       Value
Within 1 year......................................$ 46,751    47,046   132,611   133,877
1 to 5 years....................................... 275,580   278,193   335,792   340,680
5 to 10 years...................................... 200,888   205,755   170,451   176,935
After 10 years..................................... 137,129   142,413    21,494    21,915
                                                   --------------------------------------
    Total debt securities available for sale.......$660,348   673,407   660,348   673,407
                                                   --------------------------------------


Federal Funds Sold: During 1998, the average balance of federal funds sold was $414.2 million, a $93.2 million increase from $321.0 million in 1997. The average rate earned on these assets was 5.44% in 1998 and 5.53% in 1997. TrustCo utilized this category of earning assets as a means of maintaining strong liquidity as interest rates changed. Rather than invest the excess liquidity during 1998, the Company chose to place these funds in overnight federal funds sold. This decision had the short term effect of suppressing earnings for 1998, but positioned TrustCo to take advantage of other banking opportunities as they emerge in 1999.
   The decrease in average yield during 1998 was primarily the result of a 75 basis point decrease in the target federal funds rate set by the Federal Reserve Bank during 1998. All of the decreases made by the Federal Reserve Bank in the target federal funds rate were made in the second half of 1998, therefore the yield earned on this asset for 1999 can be expected to be less than that earned in 1998. The target federal funds rate at year end 1998 was 4.75%.

Other Short Term Investments: During 1998, the Company purchased $25 million of federal agency discount bonds to supplement the yield on federal funds. The bonds matured shortly after year end 1998 and carried a yield of approximately 40 basis points higher than the target rate on federal funds.



AVERAGE BALANCES, YIELDS AND NET INTEREST MARGINS

(dollars in thousands)


                                                       1998                       1997                             1996
                                                     Interest                    Interest                       Interest
                                            Average   Income/Average    Average  Income/Average  Average     Income/Average
                                            Balance   Expense  Rate     Balance   Expense  Rate  Balance    Expense   Rate
Assets
 Loans, net of unearned income            $1,311,967  110,952  8.46%   1,260,771  109,690  8.70% 1,227,407  107,517   8.76%
                                          ---------------------------------------------------------------------------------
 Securities available for sale:
   U.S. Treasuries and agencies........      204,694   15,408  7.53      352,301   27,436  7.79    409,590   31,647   7.73
   States and political subdivisions...      112,077    9,056  8.08      102,206    8,249  8.07     78,921    6,235   7.90
   Mortgage-backed securities..........      186,239   12,692  6.81      134,509   10,094  7.50     53,844    4,114   7.64
   Other...............................      108,947    6,781  6.22       33,985    1,975  5.81     38,564    2,202   5.71
                                          ---------------------------------------------------------------------------------
   Total securities available for sale.      611,957   43,937  7.18      623,001   47,754  7.67    580,919   44,198   7.61
                                          ---------------------------------------------------------------------------------
 Federal funds sold......................    414,162   22,536  5.44      320,953   17,761  5.53    328,500   17,634   5.37
 Other short-term investments...........         752       39  5.17           --       --    --         --       --     --
                                          ---------------------------------------------------------------------------------
   Total interest earning assets.......    2,338,838  177,464  7.59%   2,204,725  175,205  7.95% 2,136,826  169,349   7.93%
                                          ---------------------------------------------------------------------------------
 Allowance for loan losses..............     (55,208)                    (53,173)                  (51,233)
Cash and noninterest earning assets.....     149,608                     151,046                   134,942
                                          ---------------------------------------------------------------------------------
   Total assets........................   $2,433,238                   2,302,598                 2,220,535
                                          ---------------------------------------------------------------------------------
Liabilities and shareholders' equity
   Interest bearing deposits:
 Interest bearing checking accounts...      $243,888    3,585  1.47%     233,644    3,596  1.54%   233,340    3,591   1.54%
 Savings..............................       657,793   20,382  3.10      658,750   22,622  3.43    667,447   23,012   3.45
 Time deposits and money markets.......    1,028,258   57,629  5.60      967,864   54,728  5.65    923,082   51,146   5.54
                                          ---------------------------------------------------------------------------------
 Total interest bearing deposits.......    1,929,939   81,596  4.23    1,860,258   80,946  4.35  1,823,869   77,749   4.26
                                          ---------------------------------------------------------------------------------
Short-term borrowings..................      143,337    6,751  4.71      117,184    5,574  4.76     98,324    4,593   4.67
                                          ---------------------------------------------------------------------------------
Total interest bearing liabilities....     2,073,276   88,347  4.26%   1,977,442   86,520  4.38% 1,922,193   82,342   4.28%
                                          ---------------------------------------------------------------------------------
Demand deposits........................      138,786                     120,965                   112,576
Other liabilities......................       41,073                      36,918                    29,839
Shareholders' equity...................      180,103                     167,273                   155,927
                                          ---------------------------------------------------------------------------------
Total liabilities and shareholders'equity $2,433,238                   2,302,598                 2,220,535
                                          ---------------------------------------------------------------------------------
Net interest income.....................               89,117                      88,685                    87,007
                                          ---------------------------------------------------------------------------------
Net interest spread.....................                       3.33%                       3.57%                      3.65%
                                          ---------------------------------------------------------------------------------
Net interest margin (net interest income
to total interest earning assets).......                       3.81                        4.02                       4.07
                                          ---------------------------------------------------------------------------------




Portions  of  income  earned  on  certain  commercial  loans,  U.S.   Government
obligations,  obligations  of states  and  political  subdivisions,  and  equity
securities   are  exempt  from  federal  and/or  state  taxation.   Appropriate
adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0% and 9.0%, respectively, for 1998 and 1997, and 35.0% and 9.23%, respectively, for 1996. The average balances of securities available for sale were calculated using amortized costs for these securities. Included in the balance of shareholders' equity is $17.0 million, $8.2 million, and $5.3 million in 1998, 1997, and 1996, respectively, of unrealized appreciation, net of tax, in the available for sale securities portfolio. Nonaccrual loans are included in average loans.

Funding Sources
   TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table, "Mix of Average Sources of Funding," presents the various categories of funds used and the corresponding average balances for each of the last three years.


 Mix of Average Sources of Funding
(dollars in thousands)
                                                                                        Components of
                                                                      98-97    97-96    Total Funding
                                            1998     1997     1996    Change   Change   1998 1997   1996
Demand deposits                        $ 138,786   120,965   112,576   17,821    8,389   6.3%  5.8   5.5
Retail deposits:
Savings................................$ 657,793   658,750   667,447     (957)  (8,697) 29.7  31.4  32.8
Time deposits under $100 thousand......  841,915   806,866   768,240   35,049   38,626  38.1  38.5  37.8
Interest bearing checking accounts.....  243,888   233,644   233,340   10,244      304  11.0  11.1  11.5
Money market deposits..................   56,754    59,707    68,130   (2,953)  (8,423)  2.6   2.8   3.3
                                       -----------------------------------------------------------------
Total retail deposits..................1,800,350 1,758,967 1,737,157   41,383   21,810  81.4  83.8  85.4
                                       -----------------------------------------------------------------
Total core deposits....................1,939,136 1,879,932 1,849,733   59,204   30,199  87.7  89.6  90.9
                                       -----------------------------------------------------------------
Time deposits over $100 thousand.......  129,589   101,291    86,712   28,298   14,579   5.8   4.8   4.3
Short-term borrowings........... ......  143,337   117,184    98,324   26,153   18,860   6.5   5.6   4.8
                                       -----------------------------------------------------------------
Total purchased liabilities............  272,926   218,475   185,036   54,451   33,439  12.3  10.4   9.1
                                       -----------------------------------------------------------------
Total sources of funding...............2,212,062 2,098,407 2,034,769  113,655   63,638 100.0%100.0 100.0
                                       -----------------------------------------------------------------


Average Deposits by Type of Depositor
(dollars in thousands)                                                     Years Ended December 31,

Individuals, partnerships and corporations.............  $2,009,296  1,924,606  1,880,798  1,802,455  1,752,163
U.S. Government........................................         100         62         45        261        542
States and political subdivisions......................      45,715     44,839     44,555     46,091     44,289
Other (certified and official checks, etc.)............      13,614     11,716     11,047     10,263     11,342
                                                         ------------------------------------------------------
    Total average deposits by type of depositor........  $2,068,725  1,981,223  1,936,445  1,859,070  1,808,336
                                                         ------------------------------------------------------

Deposits: Average total deposits (including time deposits greater than $100 thousand) were $2.07 billion in 1998 compared to $1.98 billion in 1997, an increase of $87.5 million. Increases were noted in interest bearing checking accounts, time deposits, and demand deposit accounts. Average interest bearing checking accounts increased by $10.2 million between 1997 and 1998. Time deposits increased by $63.4 million, and average demand deposits increased by $17.8 million between 1997 and 1998. These increases were offset in part by a $3.0 million decrease in money market accounts and a decrease of $1.0 million in savings accounts during the same time period. The increases in time deposits reflect the continuing trend among customers to seek higher interest rates by moving funds primarily from regular savings accounts into this deposit vehicle. The increase in demand deposits is noteworthy because these accounts represent the principal banking relationship for most customers. The increase in deposits reflects the impact of the new branch offices opened since 1995 and the continuing focus at TrustCo on providing core banking services faster, cheaper and better than its competitors. The TrustCo demand deposit account has one of the lowest minimum balance requirements of any financial institution operating in the same banking territory.
     For 1998, TrustCo had an average of $129.6 million of time deposits with balances greater than $100,000. The vast majority of these accounts are retail in nature and represent traditional TrustCo customers attracted to the Bank by the same factors as other banking customers. TrustCo does not offer these depositors any differential in interest rates, services or terms.
     The overall cost of interest bearing deposits was 4.23% in 1998 compared to 4.35% in 1997. The increase in the average balance of interest bearing deposits, offset by a 12 basis point decrease in the average cost, resulted in an increase of approximately $700 thousand in interest expense to $81.6 million in 1998.

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



Maturity of Time deposits
over $100 thousand
(dollars in thousands)..........As of December 31, 1998
Under 3 months..................................$ 65,193
3 to  6 months .................................  22,401
6 to 12 months .................................  18,546
Over 12 months..................................  33,170
                                                --------
Total...........................................$139,310
                                                --------


Other funding sources: The Company had $143.3 million of average short-term borrowings outstanding during 1998 compared to $117.2 million in 1997. The average cost of short-term borrowings was 4.71% in 1998 and 4.76% in 1997. This resulted in an increase in interest expense of approximately $1.2 million.
     A majority of short- term borrowing consists of the Trustco Short-Term Investment Account, which was developed by the Bank to facilitate overnight deposits from the Company's Trust Department. Daily balances are transferred by the Trust Department into this account, and are collateralized by securities owned by the Bank.

VOLUME AND YIELD ANALYSIS
 (dollars in thousands)
                                                     1998 vs. 1997                     1997 vs. 1996
                                            Increase     Due to    Due to    Increase      Due to    Due to
                                           (Decrease)    Volume      Rate   (Decrease)     Volume      Rate
 Interest income (TE):
    Federal funds sold.................... $  4,775      5,077      (302)        127        (411)      538
    Other short-term investments..........       39         39        --          --          --        --
    Securities available for sale:
    Taxable...............................   (4,556)    (2,854)   (1,702)      1,542       1,329       213
    Tax-exempt............................      739        764       (25)      2,014       1,876       138
                                           ----------------------------------------------------------------
    Total securities available
           for sale.......................   (3,817)    (2,090)   (1,727)      3,556       3,205       351
Loans.....................................    1,262      3,596    (2,334)      2,173       2,303      (130)
                                           ----------------------------------------------------------------
     Total interest income................    2,259      6,622    (4,363)      5,856       5,097       759
                                           ----------------------------------------------------------------
Interest expense:
Interest bearing checking accounts........      (11)       154      (165)          5           5        --
Savings...................................   (2,240)       (33)   (2,207)       (390)       (298)      (92)
Time deposits
       and money markets..................    2,901      3,555      (654)      3,582       2,847       735
Short-term borrowings.....................    1,177      1,232       (55)        981         896        85
                                           ----------------------------------------------------------------
      Total interest expense..............    1,827      4,908    (3,081)      4,178       3,450       728
                                           ----------------------------------------------------------------
       Net interest income (TE)........... $    432      1,714    (1,282)      1,678       1,647        31
                                           ----------------------------------------------------------------

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

Net Interest Income: Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 1998 increase in net interest income was primarily the result of increases in the average balance of earning assets.
   Taxable equivalent net interest income for 1998 was $89.1 million, up $400 thousand over 1997. The average balance of interest earning assets increased by $134.1 million or 6.1% over 1997. The yield on average interest earning assets decreased by 36 basis points to 7.59% in 1998, compared to 7.95% in 1997, while the average cost of interest bearing liabilities decreased 12 basis points during 1998 to 4.26% from 4.38% in 1997. Likewise the average balance of interest bearing liabilities increased from $1.98 billion in 1997 to $2.07 billion in 1998. Total interest expense for 1998 was $88.3 million, an increase of $1.8 million over the 1997 expense of $86.5 million.
 Capital Resources
   Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios and to qualify as a "well capitalized" bank in accordance with federal regulatory requirements. Historically most of the Company's capital requirements have been provided through retained earnings generated. New issues of equity securities have not been required to support the Company's growth.


Dividends per Share
(CHART OMITTED)
1996             $.75
1997             $.86
1998             $.99

 A basic element of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operation of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a cash dividend payout ratio of 76.0% of net income for 1998, 72.3% for 1997, and 70.4% for 1996. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use for the excess capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue in 1999 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.
   TrustCo's Tier 1 capital was $167.2 million or 12.78% of risk-adjusted assets at December 31, 1998, and $163.0 million or 13.43% of risk-adjusted assets at December 31, 1997. Tier 1 capital to average assets at December 31, 1998 was 6.89%, as compared to 7.00% at year end 1997. At December 31, 1998 and 1997, the subsidiary bank, Trustco, met the regulatory definition of a "well capitalized" institution.
 Risk Management
   The responsibility for balance sheet risk management oversight is the function of the Asset Allocation Committee. This committee meets monthly and includes the executive officers of the Company as well as other department managers as appropriate. The meetings include a review of balance sheet structure, formulation of strategy in light of expected economic conditions, and comparison to established guidelines to control exposures to various types of risk.
 Credit Risk
   Credit risk is managed through a network of loan officer authorities, review committees, loan policies, and oversight from the senior executives of the Company. Management follows a policy of continually identifying, analyzing and evaluating the credit risk inherent in the loan portfolio. As a result of management's ongoing reviews of the loan portfolio, loans are placed in nonaccrual status, either due to the delinquent status of the principal and/or interest payments, or based on a judgment by management that, although payment of principal and/or interest is current, such action is prudent. Loans are generally placed in nonaccrual status when principal and/or interest is three payments past due. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates a sustained ability to make scheduled payments of interest and principal.
 Nonperforming Assets
     Nonperforming assets include loans in nonaccrual status, loans which have been treated as troubled debt restructurings, loans past due three payments or more and still accruing interest, and foreclosed real estate properties.
     Nonperforming assets at year end 1998 totalled $17.6 million, a decrease of $2.4 million from the balance of $20.0 million at year end 1997. Nonperforming loans increased from $10.7 million in 1997 to $12.4 million at year end 1998. Nonperforming loans as a percentage of the total loan portfolio were 0.94% in 1998 and 0.82% in 1997.
     Included in nonperforming loans at year end 1998 are $7.1 million of loans in nonaccrual status, an increase of $800 thousand over the 1997 balance of $6.3 million. Loans past due three payments or more and still accruing interest of $1.5 million are up $400 thousand from the 1997 year end balance. Restructured loans in 1997 were $3.3 million, compared to $3.8 million in 1998. Adherence to strong underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo, and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.
     All of the $12.4 million of nonperforming loans at December 31, 1998 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shift of nonperforming loans to the residential real estate and retail consumer loan portfolios for several reasons, including:
    *The  overall   emphasis   within   TrustCo  on   residential   real  estate
     originations,
    *The  relatively  weak economic  environment in the upstate New York market,
     and
    *The reduction in real estate values in much of TrustCo's market area that has occurred since the middle of the 1990's, resulting in a reduction in the value of the collateral that supports the real estate loans.

     Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans.
TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses.
     TrustCo has a diversified loan portfolio with no concentrations to any one borrower or in any single industry, and which includes a significant balance of residential mortgage loans to borrowers in the Capital District.
     Nonperforming assets at year end 1998 include $5.2 million of foreclosed properties, compared to $9.3 million in 1997. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral securing the loan balance. The decrease in the foreclosed properties balance is the result of efforts by the Company to complete collection efforts on nonperforming loans. Once properties are included in the foreclosed properties category, management takes decisive action to dispose of them quickly. Management believes that the $5.2 million balance of foreclosed properties is realizable through the normal course of liquidating these properties.
     Management is aware of no other loans in the Bank's portfolio that pose significant risk of the eventual non-collection of principal and interest. As of December 31, 1998, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources. TrustCo has no advances to borrowers or projects located outside the United States.

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

 Nonperforming Assets
(dollars in thousands)
                                                        As of December 31,
                                              1998     1997      1996     1995     1994
Loans in nonaccrual status................$  7,147    6,298    10,748   12,832    6,370
Loans past due 3 payments or more.........   1,454    1,060       792    1,696    4,436
Restructured loans........................   3,782    3,294     2,495    1,130      910
                                          ---------------------------------------------
Total nonperforming loans.................  12,383   10,652    14,035   15,658   11,716
Foreclosed real estate....................   5,174    9,309     6,518    3,732    5,080
                                          ---------------------------------------------
Total nonperforming assets................$ 17,557   19,961    20,553   19,390   16,796
                                          ---------------------------------------------
Allowance for loan losses.................$ 54,375   53,455    51,561   48,320   38,851
Allowance coverage of nonperforming loans.    4.39x    5.02      3.67     3.09     3.32
Nonperforming loans as a % of total loans.    0.94%    0.82      1.13     1.28     1.01
Nonperforming assets as a % of total assets   0.71     0.84      0.91     0.89     0.85
                                          ---------------------------------------------


Allowance For Loan Losses
(dollars in millions)
(CHART OMITTED)
1996             $51.6
1997             $53.5
1998             $54.4

at a level that is, in management's judgment, representative of the loan portfolio's inherent risk. In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

    *The magnitude and nature of recent loan charge offs and the shifting of charge offs to the residential real estate loan portfolio,

    *The growth in the loan portfolio and the risks associated with the absolute balance of the loan portfolio in relation to the economic climate in the Bank's business territory,

    *Changes in underwriting standards in the competitive environment that TrustCo operates in,

    *Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

    *The relatively weak economic environment in the Upstate New York territory combined with declining real estate prices.

     Consumer bankruptcies and defaults in general have risen significantly during the 1990's. This trend appears to be continuing as a result of economic turmoil and the relative ease of access by consumers to large amounts of credit. Job growth in the Upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.
     These trends continued during 1998; however, there has been some early indication of a stabilization in the economic climate for the Upstate New York region. Consequently, the provision for loan losses of $4.6 million, $5.4 million, and $6.6 million for 1998, 1997, and 1996, respectively, reflects these factors.
     The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in both 1998 and 1997 were $6.6 million. Recoveries were $2.9 million in 1998 and $3.1 million in 1997. The provision recorded on the consolidated income statement in 1998 was $4.6 million compared to $5.4 million in 1997.
     Net charge offs as a percentage of average loans were 0.28% in both 1998 and 1997. The allowance for loan losses as a percentage of loans outstanding was 4.11% in 1998 and 4.12% in 1997. The Company has a policy of recognizing problem loan charge offs early and pursuing collection efforts aggressively. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
     TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans since the adoption of these accounting requirements.
     At year end 1998 and 1997, there were $4.7 million and $3.7 million, respectively, of impaired loans.


Allowance to Loans Outstanding
(CHART OMITTED)
1996             4.15%
1997             4.12%
1998             4.11%

    The average balances of impaired loans were $4.0 million during 1998 and $6.0 million during 1997. The Company recognized approximately $400 thousand and $350 thousand of interest income on these loans in 1998 and 1997, respectively.




Summary of Loan Loss Experience

(dollars in thousands)                            1998      1997      1996     1995       1994

Amount of loans outstanding at end of year
(less unearned income)....................   $1,322,703 1,298,276  1,241,882  1,226,142  1,161,789
Average loans outstanding during year
(less average unearned income)............    1,311,967 1,260,771  1,227,407  1,187,929  1,122,698
                                          --------------------------------------------------------
Balance of allowance at beginning of year.       53,455    51,561     48,320     38,851     34,087
Loans charged off:
 Commercial ..............................        1,498     3,506      3,213      4,823      3,864
 Real estate..............................        3,883     2,014      1,498      1,694         53
 Installment..............................        1,180     1,059        937        821        907
                                          --------------------------------------------------------
 Total....................................        6,561     6,579      5,648      7,338      4,824
                                          --------------------------------------------------------
Recoveries of loans previously charged off:
Commercial................................        2,308     2,718      1,963      3,504      1,125
Real estate...............................          362       169        110        258         --
Installment...............................          201       172        239        347        407
                                          --------------------------------------------------------
  Total...................................        2,871     3,059      2,312      4,109      1,532
                                          --------------------------------------------------------
Net loans charged off.....................        3,690     3,520      3,336      3,229      3,292
                                          --------------------------------------------------------
Additions to allowance charged to
    operating expense.....................        4,610     5,414      6,577     12,698      8,056
                                          --------------------------------------------------------
Balance of allowance at end of year.......   $   54,375    53,455     51,561     48,320     38,851
                                          --------------------------------------------------------
Net charge offs as a percent of average
   loans outstanding during year
  (less average unearned income)..........         0.28%     0.28       0.27       0.27       0.29
Allowance as a percent of loans outstanding
at end of year............................         4.11      4.12       4.15       3.94       3.34
                                          --------------------------------------------------------

Market Risk
     The Company's principal exposure to market risk is with respect to interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current market value.

Interest Rate Risk
     Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
     The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk but net interest income is not always enhanced by this action.
     One measure of interest rate risk, the so called gap, is illustrated in the table "Interest Rate Sensitivity."
     The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis, the maturity and repricing of loans is based on the expected cash flows or earliest repricing date. For securities available for sale, mortgage-backed securities, asset-backed securities, and collateralized mortgage obligations are stated using anticipated cash flows over their average life, and debt securities are stated at final maturity. Equity securities that the Bank is required to hold are categorized in the rate insensitive column for this presentation. Other equity securities are shown in the 0-90 days category. Interest bearing checking, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.
     At December 31, 1998, the Company's gap position indicated an excess of assets repricing in the 0 to 90 day period of $175.9 million. This positive gap position is the result of management's decision to retain $383.0 million of federal funds sold and other short-term investments at year end 1998 for potential reinvestment in 1999. The gap position turns negative


Interest Rate Sensitivity
(dollars in thousands)...
                                                        At December 31, 1998
                                                        Repricing, or able to be repriced in:
                                                   0-90     91-365          1-5      Over 5         Rate
                                                   Days       Days        Years       Years  Insensitive        Total
                                               -----------------------------------------------------------------------
Assets:
Federal funds sold............................$ 358,000         --           --          --           --      358,000
Other short-term investments..................   24,979         --           --          --           --       24,979
Securities available for sale.................   74,284    117,347      213,442     298,224       14,113      717,410
Loans, net of unearned income.................  226,533    142,132      187,828     759,063        7,147    1,322,703
Noninterest rate sensitive assets.............       --         --           --          --       61,988       61,988
                                               -----------------------------------------------------------------------
    Total assets..............................  683,796    259,479      401,270   1,057,287       83,248    2,485,080
                                               -----------------------------------------------------------------------
Cumulative total assets.......................$ 683,796    943,275    1,344,545   2,401,832    2,485,080    2,485,080
                                               -----------------------------------------------------------------------
Liabilities and shareholders' equity:
 Deposits:
 Interest bearing deposits....................$ 353,284    457,156      711,655     430,961           --    1,953,056
 Noninterest bearing deposits.................    6,699     19,603       60,817      67,239           --      154,358
                                               -----------------------------------------------------------------------
    Total deposits............................  359,983    476,759      772,472     498,200           --    2,107,414
 Borrowings...................................  147,924         --           --          --           --      147,924
 Noninterest rate sensitive liabilities.......       --         --           --          --       43,900       43,900
 Shareholders' equity.........................       --         --           --          --      185,842      185,842
                                               -----------------------------------------------------------------------
   Total liabilities and shareholders' equity.  507,907    476,759      772,472     498,200      229,742    2,485,080
                                               -----------------------------------------------------------------------
Cumulative total liabilities andoo shareholders$507,907    984,666    1,757,138   2,255,338    2,485,080    2,485,080
                                               -----------------------------------------------------------------------
Incremental gap:
 Interest sensitivity gap.....................$ 175,889   (217,280)    (371,202)    559,087
 Gap as a % of earning assets.................     7.26%      8.97       (15.32)      23.07
 Interest sensitive assets to liabilities.....   136.43      56.76        56.39      245.33
Cumulative gap:
Interest sensitivity gap......................$ 175,889    (41,391)    (412,593)    146,494
Gap as a % of earning assets..................     7.26%      1.71       (17.03)       6.05
Interest sensitive assets to liabilities......   136.43      98.43        80.51      114.32
                                               -----------------------------------------------------------------------

(an excess of liabilities subject to repricing over assets that can reprice during that time period) in the 91 to 365 day period by $217.3 million. This situation occurs as a result of the amount of deposits that are subject to repricing during this time period. For the period from 0 days to 1 year, the Company has a cumulative negative gap position of $41.4 million. Interest rate sensitivity using gap analysis is most useful for the period of less than one year.
     The Company's gap position in relation to products, services, and the marketplace is under constant evaluation by the Asset Allocation Committee.
     There are several significant shortcomings inherent in the method of analysis presented in the Interest Rate Sensitivity table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Additionally, certain assets have features which restrict changes ininterest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

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

     The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations arise.
     The Company achieves its liability-based liquidity objectives in a variety of ways. Liabilities can be classified into three categories for the purposes of managing liability-based liquidity: core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on the level and quality of service as they are on interest rate. At December 31, 1998, core deposits (total deposits less time deposits greater than $100,000) amounted to $2.0 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."
     In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100,000. The average balances of these purchased liabilities are detailed in the table "Average Sources of Funding." During 1998, the average balance of purchased liabilities was $272.9 million, compared with $218.5 million in 1997, and $185.0 million in 1996.
   In addition, TrustCo has approximately $250 million available under lines of credit with the Federal Home Loan Bank of New York.

Off-Balance Sheet Risk
   Commitments to extend credit: TrustCo makes contractual commitments to extend credit, and extends lines of credit which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1998 and 1997, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $230.2 million and $223.8 million,respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
   Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The credit risk involved in letters of credit is essentially the same as the risk involved in extending loan facilities to customers, and they are subject to the same standards and management procedures in effect to monitor other credit risks. At December 31, 1998 and 1997, outstanding standby letters of credit were approximately $2.0 million and $7.7 million, respectively.
   Other Off-Balance Sheet Risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, options, or any other instrument commonly referred to as derivatives. Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.

Noninterest Income and Expense
Noninterest Income: Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $22.1 million in 1998, $17.2 million in 1997 and $10.3 million in 1996. Included in the 1998 results are approximately $1 million of net securities gains compared with net losses of $200 thousand in 1997 and net losses of $4.5 million in 1996. Excluding securities transactions, noninterest income would have been $21.1 million, $17.4 million, and $14.8 million in 1998, 1997 and 1996, respectively.
     The Trust Department contributes the largest recurring portion of noninterest income through fees generated from the performance of fiduciary and investment management services. Income from these fiduciary activities totalled $7.0 million in 1998, $6.6 million in 1997 and $5.6 million in 1996. Trust fees are generally calculated as a percentage of the assets under management by the Trust Department.

Noninterest income

(dollars in thousands)                                                        1998 vs. 1997
                                                                         ---------------------
                                              1998       1997      1996     Amount   Percent
                                           ----------------------------------------------------
Trust department income................... $ 6,973      6,554     5,556        419       6.4%
Fees for services to customers............   8,799      7,671     6,981      1,128      14.7
Net gain/(loss) on securities transactions     998       (166)   (4,536)     1,164     701.2
Letter of credit reserve recapture........   2,398         --        --      2,398     100.0
Other.....................................   2,954      3,163     2,312       (209)     (6.6)
                                           ----------------------------------------------------
         Total noninterest income......... $22,122     17,222    10,313      4,900      28.5%
                                           ----------------------------------------------------


NONINTEREST EXPENSE

(dollars in thousands)                                                      1998 vs. 1997
                                                                        ---------------------
                                            1998       1997      1996     Amount   Percent
                                           --------------------------------------------------
Salaries and employee benefits...........  $23,367     23,162    21,532        205       0.9%
Net occupancy expense....................    5,898      5,270     4,178        628      11.9
Equipment expense........................    5,292      4,165     3,289      1,127      27.1
FDIC insurance expense...................      244        246         7         (2)     (0.8)
Professional services....................    2,664      3,489     3,676       (825)    (23.6)
Other real estate expenses...............    1,856      1,056       718        800      75.8
Other....................................    9,444      8,838     8,615        606       6.9
                                           --------------------------------------------------
         Total noninterest expense.......  $48,765     46,226    42,015      2,539       5.5%
                                           --------------------------------------------------

     Changes in fees for services to customers reflect the fee scale used by the Bank for pricing its services and the volume of services customers utilized.
     Included in other noninterest income for 1998 is approximately $2.4 million of nonrecurring income that occurred in the fourth quarter. A reserve against a credit enhancement standby letter of credit was recaptured because the underlying credit facility was terminated.
     Other noninterest income included gains on sales of premises and equipment of approximately $600 thousand in 1998 and $500 thousand in 1997. Proceeds from the sale of these fixed assets were approximately $1.5 million in 1998 and $4.0 million in 1997.
Noninterest Expense: Noninterest expense was $48.8 million in 1998, compared with $46.2 million in 1997 and $42.0 million in 1996. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 40.3% in 1998, 40.6% in 1997 and 39.5% in 1996. The general industry goal is the attainment of a 60% efficiency ratio.


Efficiency Ratio
(CHART OMITTED)
1996             39.51%
1997             40.61%
1998             40.26%

     TrustCo has consistently outperformed this industry goal by a wide margin since 1994.
     Salaries and employee benefits are the most significant component of noninterest expense. For 1998, these expenses amounted to $23.4 million, compared with $23.2 million in 1997. The increase in salaries and employee benefits reflects the addition of new branches and salary adjustments given to employees.
     Net occupancy costs increased to $5.9 million in 1998 from $5.3 million in 1997 and $4.2 million in 1996. The increased occupancy costs are primarily the result of expenses associated with the new branch facilities.
     Equipment expense increased to $5.3 million from $4.2 million for 1997 due primarily to the cost associated with the Year 2000 project. All direct costs of consultants and equipment are categorized as a component of computer equipment expense.
     Professional fees are down by $800 thousand due primarily to a reduction in legal expense. Other real estate expense increased by $800 thousand due to charge offs associated with writing down properties in this portfolio to their fair values.
     During the fourth quarter 1998 the Company established a loss accrual of $750 thousand associated with an environmental contamination remediation program at one of its facilities. At this time, management does not believe material additional cost for remediation will be required at this site.

Income Tax
     In 1998, TrustCo recognized income tax expense of $19.4 million, as compared to $18.9 million in 1997 and $17.3 million in 1996. The tax expense on the Company's income was different than tax expense at the statutory rate of 35% due primarily to tax exempt income and the effect of New York State income taxes.
     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $2.1 million at December 31, 1998 and 1997 is reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences, including the lack of state carry backs and carry forwards.
     Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax assets of $36.8 million and $38.2 million at December 31, 1998 and 1997, respectively, will be realized.

Year 2000 Update
General: Management believes that TrustCo's company-wide Year 2000 project is proceeding on schedule. The Year 2000 project is addressing the issue of computer software, hardware, and embedded computer chips being unable to distinguish between the years 1900 and 2000. TrustCo operates its principal financial accounting and record keeping systems using software purchased from Alltel. Beginning in 1995, TrustCo began a project to upgrade this software to the most current release available and to work with Alltel to make the appropriate changes so as to be ready to process Year 2000 transactions. A timetable was established for these upgrades to occur which would culminate in the installation of a final set of upgrades that would be Year 2000 ready. Since 1995, TrustCo has worked closely with Alltel to ensure that they are making the appropriate remediation efforts required to have their programs Year 2000 ready. While these activities were ongoing, TrustCo directed its efforts to installing the upgrades and making the other changes required to be positioned to handle the Year 2000 programs from Alltel once they were completed.
   In addition to the Alltel programs, there are a limited number of mainframe application programs that were purchased from Kirchman Corporation. TrustCo worked directly with the technical support staff at Kirchman to evaluate the programs for any program changes required to accommodate Year 2000 processing requirements. In light of the program structure and the fact that these programs already utilize the full century date in their processing, it is not anticipated that there will be any difficulties with these programs accepting Year 2000 data.
     Throughout the organization, TrustCo utilizes other computer systems to process various activities. Some of the functionality provided by these systems is of a routine nature and is not critical to the operations of TrustCo. The critical non-mainframe applications are the ATM application, which runs on an IBM AS400 system; Trust Accounting, which runs on an Alpha system from Digital Equipment Corporation (DEC); and Payroll, which is a server-based application.
     The Year 2000 project also addresses the increasing speculation regarding short- and long-term unavailability of certain consumer goods, which may prompt people to accumulate or hoard cash in quantities sufficient to meet their personal needs for a period of time. The Year 2000 project also has provisions dealing with the need for additional cash in the branches later in 1999 and into the year 2000. Arrangements have been made to obtain and transport additional cash to the branches should the demand increase during those time periods. Mainframe Operations: Alltel software: The vast majority of all transactions processed by TrustCo are performed using Alltel software. Beginning in 1995, the Company inventoried all of the applications that are processed on the mainframe and identified the program release that TrustCo needed in order to be Year 2000 ready. A schedule was developed and outside consulting resources were engaged to assist the in-house programming staff to have all applications operating Year 2000 ready programs upgraded by mid-1998. That schedule has been accomplished and all Alltel Year 2000 ready programs have been installed.
     Kirchman programs: TrustCo utilizes three programs purchased from Kirchman that operate on the mainframe computer. The TrustCo in-house programming staff and outside consultants have reviewed these programs and have concluded that the programs are currently Year 2000 ready. Testing for Year 2000 readiness has been completed.
     IBM operating system: The IBM operating system also required an upgrade to a new version to ensure that it would also be Year 2000 ready. This software has been obtained and installed.
     ATM application: A second system, identical to the system in place being used for daily production, has been installed for ATM Year 2000 testing. The system software for the platform has been upgraded to IBM's Year 2000 release. The application software for both TrustCo and non-TrustCo ATM transactions has been installed and placed into service. Testing for Year 2000 readiness has been completed.
     Trust Accounting: A second system, identical to the system being used for daily production, has been installed for Trust Department Year 2000 testing. The operating system software has been upgraded to DEC's Year 2000 release. The application software has been upgraded to the vendor's Year 2000 release. Year 2000 readiness testing for the Trust accounting systems has been completed.
     Non-information Technology: In addition to computer systems utilized for information technology, TrustCo is also dependent upon certain computerized operations for such things as electrical services, heating and communications. As part of the Year 2000 project, TrustCo has taken steps to evaluate the magnitude of the computer dependency of these systems and the potential disruption of services should these systems fail. Third-party vendors that support these systems have been contacted and are being monitored by TrustCo in relation to their Year 2000 implementation plan. Significant dependencies exist with respect to utilities such as the electric companies.





 Summary of unaudited quarterly financial information

 (dollars in thousands, except per share data)

                                           1998                                      1997
                                 Q1        Q2      Q3      Q4      YEAR        Q1       Q2       Q3       Q4     YEAR
Income statement:
Interest income.............$43,403    43,814  44,174  42,659   174,050    41,895   42,863   43,646   43,601  172,005
Interest expense............ 21,755    22,458  22,805  21,329    88,347    20,888   21,377   22,034   22,221   86,520
                             ----------------------------------------------------------------------------------------
Net interest income......... 21,648    21,356  21,369  21,330    85,703    21,007   21,486   21,612   21,380   85,485
Provision for loan losses...  1,372     1,558     450   1,230     4,610     1,210    1,185    1,345    1,674    5,414
                             ----------------------------------------------------------------------------------------
Net interest income
after provision for
loan losses................. 20,276    19,798  20,919  20,100    81,093    19,797   20,301   20,267   19,706   80,071
 Noninterest income.........  4,554     5,347   4,715   7,506    22,122     3,536    3,809    4,326    5,551   17,222
 Noninterest expense........ 11,529    11,299  11,757  14,180    48,765    11,204   11,587   11,111   12,324    4,226
                             -----------------------------------------------------------------------------------------
 Income before
 income taxes............... 13,301    13,846  13,877  13,426    54,450    12,129   12,523   13,482   12,933   51,067
 Income tax expense.........  4,923     5,180   4,668   4,664    19,435     4,536    4,670    4,999    4,687   18,892
                             -----------------------------------------------------------------------------------------
 Net income.................  8,378     8,666   9,209   8,762    35,015     7,593    7,853    8,483    8,246   32,175
                             -----------------------------------------------------------------------------------------
Per share data:
Basic earnings..............   0.31      0.32    0.34    0.33      1.31      0.28     0.29     0.31     0.31     1.19
Diluted earnings............   0.30      0.31    0.33    0.31      1.25      0.27     0.28     0.30     0.29     1.15
Cash dividends declared.....   0.24      0.24    0.24    0.28      0.99      0.21     0.21     0.21     0.24     0.86
                             -----------------------------------------------------------------------------------------

TrustCo has obtained the Year 2000 project plans for these utilities and is monitoring the continued compliance with their plans. The TrustCo contingency plan also provides for generator back up power at key sites to allow for minimum functionality should the primary electric providers be inoperative in Year 2000.

Personal Computers: TrustCo reviewed all programs and departmental functions that utilize personal computers. This inventory was then prioritized to identify critical programs that needed to be Year 2000 ready. All of the critical programs have been rewritten or have had new software installed so that they are Year 2000 ready.

Testing: To ensure that each of the systems that TrustCo operates will be Year 2000 ready, a testing plan has been developed. To assist in testing, TrustCo has purchased redundant equipment for all of the hardware. This will facilitate extended hours for testing and will ensure that none of the testing will in any way affect production programs. As part of the test plan, TrustCo has identified several dates that need to be tested. These include year end 1998, 1999 and 2000 and other critical dates during 1999 and 2000.
     Detailed test scripts have been developed to determine that once the computer clocks have been rolled forward to the test dates, specific transactions and processes are performed to validate operational integrity. Data aging software has also been obtained that will assist in identifying all of the data fields and warping them to the future date as required for the test.
     The test plan requires each application to be tested initially on a stand-alone basis to ensure that it is operational in current date mode and will support production. Once that is completed, the plan calls for each application to be tested in future date mode on a stand-alone basis. The test plan is designed to help identify and isolate problems, if any exist, in future date mode testing. The individual application testing will then lead to entity-wide testing in future date mode to ensure that all of the applications function properly in the future date environment.
     TrustCo has substantially completed testing of the mission-critical systems in future date mode. Test data and test scripts have been completed for selected dates and all output and processing was completed. Further testing will continue in 1999 as TrustCo interfaces with third-party vendors and service providers.
     The detailed test plan covers all aspects of TrustCo's operations on the mainframe, as well as all other mission-critical platforms.

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


 Five Year Summary of Financial Data
(dollars in thousands, except per share data)                         Years Ended December 31,
                                                       1998        1997        1996        1995        1994
 Statement of income data:
   Interest income...............................  $ 174,050     172,005     166,647     161,552     140,282
   Interest expense..............................     88,347      86,520      82,342      80,200      60,698
                                                   ---------------------------------------------------------
  Net interest income............................     85,703      85,485      84,305      81,352      79,584
  Provision for loan losses......................      4,610       5,414       6,577      12,698       8,056
                                                   ---------------------------------------------------------
  Net interest income after provision
            for loan losses......................     81,093      80,071      77,728      68,654      71,528
  Noninterest income.............................     22,122      17,222      10,313      14,067       4,560
  Noninterest expense............................     48,765      46,226      42,015      44,440      40,560
                                                   ---------------------------------------------------------
   Income before income taxes....................     54,450      51,067      46,026      38,281      35,528
   Income tax expense............................     19,435      18,892      17,327      12,754      12,640
                                                   ---------------------------------------------------------
   Net income....................................  $  35,015      32,175      28,699      25,527      22,888
                                                   ---------------------------------------------------------
 Share data (1):
   Average equivalent diluted shares outstanding
   (in thousands)................................     27,954      27,924      27,598      27,333      27,097
   Book value....................................  $    6.94        6.64        6.02        5.97        5.22
   Cash dividends................................       0.99        0.86        0.75        0.66        0.54
   Basic earnings................................       1.31        1.19        1.07        0.95        0.86
   Diluted earnings..............................       1.25        1.15        1.04        0.93        0.84
                                                   ---------------------------------------------------------
Financial:
   Return on average assets......................       1.44%       1.40        1.29        1.23        1.15
   Return on average shareholders' equity (2)....      21.47       20.23       19.05       18.03       17.01
   Cash dividend payout ratio....................      75.97       72.34       70.38       69.55       62.52
   Tier 1 capital as a % of total risk adjusted
           assets................................      12.77       13.43       12.99       12.45       12.08
   Total capital as a % of total risk adjusted
           assets................................      14.06       14.72       14.28       13.73       13.35
    Efficiency ratio.............................      40.26       40.61       39.51       42.52       41.82
    Net interest margin..........................       3.81        4.02        4.07        4.18        4.25
                                                   ---------------------------------------------------------
Average balances:
   Total assets.................................. $2,433,238   2,302,598   2,220,535   2,073,391   1,994,497
   Earning assets................................  2,338,838   2,204,725   2,136,826   1,994,240   1,910,368
   Loans, net....................................  1,311,967   1,260,771   1,227,407   1,187,929   1,122,698
   Allowance for loan losses.....................    (55,208)    (53,173)    (51,233)    (45,086)    (37,334)
   Securities available for sale.................    611,957     623,001     580,919     301,080     332,980
   Investment securities.........................         --          --          --     292,908     250,812
   Deposits......................................  2,068,725   1,981,223   1,936,445   1,859,070   1,808,336
   Short-term borrowings.........................    143,337     117,184      98,324      38,090      18,129
   Long-term debt................................         --          --          --         788       2,840
   Shareholders' equity..........................    180,103     167,273     155,927     145,469     136,977

(1) Share and per share data have been adjusted for a 15% stock split in 1998, 1997 and 1996, a 6 for 5 stock split in 1995, and a 10% stock dividend in 1994.
(2) Average shareholders' equity excludes the market adjustment for securities available for sale.

Each of the critical interfaces and vendors has been contacted to determine that their Year 2000 plans are adequate and will meet the timetables required by TrustCo. When such plans are not provided or do not adequately address Year 2000 concerns, alternate vendors or data exchange methods have been identified.
   These interfaces and data exchanges with third parties and vendors occur utilizing numerous types of programs and computer systems. Their Year 2000 projects require them to be compliant in accordance with timetables that are acceptable to TrustCo and in accordance with guidelines established by bank regulators. Due to the number of such interfaces and data exchanges with third parties and vendors, there is a risk that some may not meet their schedules. TrustCo is monitoring these activities and will take appropriate action should the need arise.

Contingency Planning: All of the mainframe application software is currently operational on software that the vendors have identified as being Year 2000 ready. Likewise, all of the critical PC programs have been updated or rewritten to be Year 2000 ready. Substantially all future date testing has been completed and the results provided assurance to management that the system will be functional in Year 2000. As problems are identified, the affected programming code is analyzed and rewritten or replaced if needed.
   The contingency plan that has been developed is to ensure that all the testing and remediation efforts are completed in order to provide adequate time for final corrections to software prior to Year 2000. Plans are also being developed to identify and plan for unanticipated disruption of services after Year 2000. These plans include timetables for moving operations to disaster recovery sites, the availability of additional programming staff during the critical time periods and back-up for program and data files. Initial plans have been developed and will be updated continuously.

Cost: The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial statements. Most of the costs associated with this project are for programming services paid to third-party consultants. Internal costs have not been captured, since they are relatively fixed costs and are a reallocation of existing resources to this project. Costs paid to third-party vendors during the Year 2000 project are for the following services:

*Installation of upgrades to software so as to utilize the most recent version released by the vendor,

*Applying  the Year 2000 code,

*Applying  custom code that is  utilized  by TrustCo in its  operations, and,

*Providing production support to the Company as these upgrades are being installed.

   The cost of applying the Year 2000 remediation code to the upgraded programs is not separately determinable from the other services that the third-party consultants have been providing. The professional service cost for the services noted above is estimated to be approximately $2 million for the Year 2000 project. Through year end 1998, approximately 70% of these costs have been expensed.

Risk: The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party exchange partners and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third-party data exchange partners and vendors. The Company believes that, with the implementation of the modifications of all the software and the monitoring of third-party data exchange partners and vendors, the possibility of significant interruptions of normal operations should be reduced.
   The most likely worst case scenario is that certain interfaces and data exchanges with third parties and vendors may not be fully functional at or after the century date change. Because it is impossible to predict the nature of the failure, the length of time that it takes to correct, and the extent of the failure, it is not possible to reasonably estimate the impact on TrustCo. Management's plan for testing with third parties and vendors will be completed during the first half of 1999. This worst case scenario could increase the overall cost of the Year 2000 project; however, management believes that this scenario, though possible, has only a minor likelihood of occurring.
   Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" dealing with cautionary statements for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Impact of Changes in Accounting Standards
   Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income. Statement 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the unrealized gain or loss on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management has provided the required information in the annual report.
   Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for periods beginning after December 15, 1997. Management has adopted this statement as of December 31, 1998.
   Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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

Comprehensive Income
Net income plus the change in selected items recorded directly to capital such as the change in market value of securities available for sale.

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

Interest Bearing Liabilities
The sum of interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt.

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

Nonaccrual Loans
Loans  for  which no  periodic  accrual  of  interest  income  is  recognized  .

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

Taxable Equivalent(TE)
Tax exempt income that has been adjusted to an amount that would yield the same after tax income had the income been subject to taxation at the statutory federal and/or state income tax rates.

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

KPMG LLP, independent public accountants, have been engaged to render an independent professional opinion on the Company's consolidated financial statements. Their audit is conducted in accordance with generally accepted auditing standards and forms the basis for their report as to the fair presentation, in the consolidated financial statements, of the Company's financial position, operating results and cash flows.



Robert A. McCormick
President and Chief Executive Officer


Robert T. Cushing
Vice President and Chief Financial Officer


January 22, 1999

                                                   Independent Auditors' Report


The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                          Albany, New York
                                                          January 22, 1999



 Consolidated Statements of Income
(dollars in thousands, except per share data)
                                                 Years ended December 31,
                                                   1998     1997     1996

   Interest income:
    Interest and fees on loans                   $110,635  109,346  107,111
    Interest and dividends on:
    U. S. Treasuries and agencies                  15,358   27,356   31,466
    States and political subdivisions               6,177    5,637    4,254
    Mortgage-backed securities                     12,692   10,094    4,114
    Other                                           6,652    1,811    2,068
    Interest on federal funds sold                 22,536   17,761   17,634
                                                 ---------------------------

       Total interest income                      174,050  172,005  166,647
                                                 ---------------------------

   Interest expense:
    Interest on deposits:                          81,596   80,946   77,749
    Interest on short-term borrowings               6,751    5,574    4,593
                                                 ---------------------------

      Total interest expense                       88,347   86,520   82,342
                                                 ---------------------------

      Net interest income                          85,703   85,485   84,305
   Provision for loan losses                        4,610    5,414    6,577
                                                 ---------------------------

      Net interest income after provision
       for loan losses                             81,093   80,071   77,728
                                                 ---------------------------

  Noninterest income:
  Trust department income                           6,973    6,554    5,556
  Fees for services to customers                    8,799    7,671    6,981
  Net gain/(loss) on securities transactions          998     (166)  (4,536)
  Letter of credit reserve recapture                2,398       --       --
  Other                                             2,954    3,163    2,312
                                                 ---------------------------

     Total noninterest income                      22,122   17,222   10,313
                                                 ---------------------------

   Noninterest expenses:
    Salaries and employee benefits                 23,367   23,162   21,532
    Net occupancy expense                           5,898    5,270    4,178
    Equipment expense                               5,292    4,165    3,289
    FDIC insurance expense                            244      246        7
    Professional services                           2,664    3,489    3,676
    Other real estate expenses                      1,856    1,056      718
    Other                                           9,444    8,838    8,615
                                                 ---------------------------

     Total noninterest expenses                    48,765   46,226   42,015
                                                 ---------------------------

      Income before taxes                          54,450   51,067   46,026
   Applicable income taxes                         19,435   18,892   17,327
                                                 ---------------------------

       Net income                                 $35,015   32,175   28,699
                                                 ===========================



      Basic earnings per share                      $1.31     1.19     1.07



      Diluted earnings per share                     1.25     1.15     1.04
                                                 ===========================


Per share  data has been adjusted for a 15%  stock split in 1998,1997 and 1996.

See accompanying notes to consolidated financial statements.

                                            Consolidated Statements of Condition

(dollars in thousands, except share data)
                                                                        As of December 31,
                                                                       1998             1997
  ASSETS:

 Cash and due from banks...................                      $   41,950           42,740
 Federal funds sold........................                         358,000          395,000
 Other short-term funds....................                          24,979               --
                                                          -----------------------------------
   Total cash and cash equivalents.........                         424,929          437,740
 Securities available for sale.............                         717,410          601,899
 Loans.....................................                       1,323,769        1,299,492
 Less:Unearned income......................                           1,066            1,216
  Allowance for loan losses................                          54,375           53,455
                                                          -----------------------------------
  Net loans................................                       1,268,328        1,244,821
 Bank premises and equipment...............                          17,022           18,609
 Real estate owned.........................                           5,174            9,309
 Other assets..............................                          52,217           59,887
                                                          -----------------------------------
    Total assets                                                 $2,485,080        2,372,265
                                                          -----------------------------------

 LIABILITIES AND SHAREHOLDER'S EQUITY
 Deposits:
  Demand...................................                      $  154,358          130,345
  Savings accounts.........................                         660,376          650,601
  Interest-bearing checking................                         266,027          240,699
  Money market deposit accounts............                          58,061           57,021
  Certificates of deposit (in denominations of
   $100,000 or more).......................                         139,310          112,599
  Other time...............................                         829,282          830,598
                                                          -----------------------------------
   Total deposits..........................                       2,107,414        2,021,863
 Short-term borrowings.....................                         147,924          127,850
 Accrued expenses and other liabilities....                          43,900           43,727
                                                          -----------------------------------
   Total liabilities.......................                       2,299,238        2,193,440
                                                          -----------------------------------
  Shareholders' Equity:

 Capital stock par value $1; 50,000,000 shares authorized,
   and 27,976,793 and 24,257,382 shares issued December 31, 1998
   and December 31, 1997, respectively.....                          27,977           24,257
 Surplus...................................                         110,398          112,702
 Undivided profits.........................                          40,533           32,119
 Accumulated other comprehensive income:
 Net unrealized gain on securities available for sale, net of tax    18,603           15,851
 Treasury stock at cost - 1,184,525 and 855,850 shares at
   December 31, 1998 and December 31, 1997, respectively            (11,669)          (6,104)
                                                          -----------------------------------
   Total shareholders' equity..............                         185,842          178,825
                                                          -----------------------------------
   Total liabilities and shareholders' equity                    $2,485,080        2,372,265
                                                          -----------------------------------




 See accompanying notes to consolidated interim financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share data)

                                                                             Three Years Ended December 31, 1998
                                                                                          Accumulated
                                                                                                Other   Compre-
                                                           Capital             Undivided Comprehensive  hensive    Treasury
                                                             Stock    Surplus    Profits        Income   Income      Stock
Balance, January 1, 1996                                   $18,135    116,128     14,720     12,363                 (1,247)
Comprehensive income
    Net income 1996                                             --         --     28,699         --    28,699           --
                                                                                                      --------
 Other comprehensive income, net of tax:
  Unrealized net holding loss arising during the year,
    net of tax (pre-tax loss $16,670)                           --         --         --         --    (9,807)          --
  Reclassification adjustment for net loss realized
  in net income during the year (pre-tax loss $4,536)           --         --         --         --     2,683           --
                                                                                                       -------
 Other comprehensive income                                     --         --         --     (7,124)   (7,124)          --
                                                                                                       -------
Comprehensive income                                            --         --         --               21,575           --
                                                                                                       -------
Cash dividend declared, $.75 per share                          --         --    (20,198)        --                     --
Stock options exercised                                         91        844         --         --                     --
15% stock split (2,733,786 shares)                           2,733     (2,733)        --         --                     --
Treasury stock purchased                                        --         --         --         --                   (805)
Sale of treasury stock                                          --        (11)        --         --                    805
                                                            ---------------------------------------------------------------
Ending balance, December 31, 1996                           20,959    114,228     23,221      5,239                 (1,247)
Comprehensive income
    Net income 1997                                             --         --     32,175         --    32,175           --
                                                                                                       -------
 Other comprehensive income, net of tax:
    Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $17,709)                           --         --         --         --    10,514           --
    Reclassification adjustment for net loss realized
   in net income during the year (pre-tax loss $166)            --         --         --         --        98           --
                                                                                                       -------
   Other comprehensive income                                   --         --         --     10,612    10,612           --
                                                                                                       -------
Comprehensive income                                            --         --         --               42,787           --
                                                                                                       -------
Cash dividend declared, $.86 per share                          --         --    (23,277)        --                     --
Stock options exercised                                        139      1,485         --         --                     --
15% stock split (3,158,906 shares)                           3,159     (3,159)        --         --                     --
Treasury stock purchased                                        --         --         --         --                 (7,735)
Sale of treasury stock                                          --        148         --         --                  2,878
                                                           ----------------------------------------------------------------
Ending balance, December 31, 1997                           24,257    112,702     32,119     15,851                 (6,104)
Comprehensive income
    Net income  1998                                            --         --     35,015         --    35,015           --
                                                                                                       -------
    Other comprehensive income, net of tax:
    Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $5,652)                            --         --         --         --     3,342           --
     Reclassification adjustment for net gain realized
      in net income during the year (pre-tax gain $998)         --         --         --         --      (590)          --
                                                                                                       -------
    Other comprehensive income                                  --         --         --      2,752     2,752           --
                                                                                                       -------
Comprehensive income                                            --         --         --               37,767           --
                                                                                                       -------
Cash dividend declared, $.99 per share                          --         --    (26,601)        --                     --
Stock options exercised                                         73        822         --         --                     --
15% stock split (3,646,672 shares)                           3,647     (3,647)        --         --                     --
Treasury stock purchased                                        --         --         --         --                (10,439)
Sale of treasury stock                                          --        521         --         --                  4,874
                                                           ----------------------------------------------------------------
Ending balance, December 31, 1998                          $27,977    110,398     40,533     18,603                (11,669)
                                                           ----------------------------------------------------------------

Per share data has been adjusted for a 15% stock split in 1998, 1997 and 1996. See accompanying notes to consolidated financial statements.



                                                                            Consolidated Statements of Cash Flows

(dollars in thousands)                                                               Years Ended December 31,

                                                                              1998            1997            1996
                                                                          -----------------------------------------
Increase/(decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income.............................................................$    35,015          32,175          28,699
                                                                          -----------------------------------------
Adjustments to reconcile net income to net cash provided by/
 (used in) operating activities:
  Depreciation and amortization.........................................     2,532           3,342           2,951
  Gain on sales of fixed assets.........................................      (591)           (460)            ---
  Provision for loan losses.............................................     4,610           5,414           6,577
  Provision for deferred tax (benefit)/expense..........................     1,405          (3,693)         (4,088)
  Net (gain)/loss on sale or call of securities available for sale......      (998)            166           4,536
  (Increase)/decrease in taxes receivable...............................      (540)            730          (1,115)
  Decrease in interest receivable.......................................     1,189           1,599             856
  Increase/(decrease) in interest payable...............................      (293)            191             144
  (Increase)/decrease in other assets...................................     8,416           5,386         (17,098)
  Increase/(decrease) in accrued expenses...............................      (464)          8,125           4,894
                                                                            -----------------------------------------
  Total adjustments.....................................................    15,266          20,800          (2,343)
                                                                            -----------------------------------------
  Net cash provided by operating activities.............................    50,281          52,975          26,356
                                                                            -----------------------------------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale..................    32,785         179,342         382,780
  Proceeds from maturities and calls of securities available for sale...   229,362         205,256         125,978
  Purchase of securities available for sale.............................  (372,006)       (350,118)       (503,892)
  Net increase in loans.................................................   (32,904)        (70,148)        (27,469)
  Proceeds from sales of real estate owned..............................     4,220           3,665           4,196
  Proceeds from sales of fixed assets...................................     1,478           3,967             ---
  Capital expenditures..................................................    (1,832)         (2,360)         (1,041)
                                                                            -----------------------------------------
  Net cash used in investing activities.................................  (138,897)        (30,396)        (19,448)
                                                                            -----------------------------------------
  Net increase in deposits..............................................    85,551          68,717          22,497
  Increase in short-term borrowing......................................    20,074          16,188          55,008
  Proceeds from exercise of stock options...............................       895           1,624             935
  Proceeds from sale of treasury stock..................................     5,395           3,026             794
  Payments to acquire treasury stock....................................   (10,439)         (7,735)           (805)
  Dividends paid........................................................   (25,671)        (22,438)        (19,447)
                                                                           ------------------------------------------
  Net cash provided by financing activities.............................    75,805          59,382          58,982
                                                                           ------------------------------------------
Net increase/(decrease) in cash and cash equivalents....................   (12,811)         81,961          65,890
Cash and cash equivalents at beginning of year..........................   437,740         355,779         289,889
                                                                           ------------------------------------------
Cash and cash equivalents at end of year...............................$   424,929         437,740         355,779
                                                                           ------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid..................,.....................................$    88,640          86,329          82,198
  Income taxes paid.....................................................    18,273          21,615          22,363
  Transfer of loans to real estate owned................................     4,787          10,234           8,393
  Increase in dividends payable.........................................       930             839             751
  Change in unrealized (gain)/loss on securities available for sale-gross   (4,654)        (17,875)         12,134
  Change in deferred tax effect on unrealized gain/(loss) on securities
    available for sale..................................................     1,902           7,263          (5,010)
                                                                           ------------------------------------------

(1)   Basis of Presentation
     The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo) and Trustco Bank, National Association (Bank or Trustco) and its operating subsidiary Trustco Realty Corp., conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation
     The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

Securities Available for Sale
     Securities available for sale are carried at market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of the capital accounts. Management maintains an available for sale portfolio in order to provide maximum flexibility in balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, would be available fo sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank, both of which are required holdings for the Company) are included in securities available for sale at cost since there is no readily available market value.
     The cost of securities available for sale is adjusted for amortization of premium and accretion of discount on a method that equates to the level yield.
     Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.

Loans
     Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are recognized as income over the applicable loan term.
     Nonperforming loans include nonaccrual loans, restructured loans, and loans which are 3 payments or more past due and still accruing interest. Generally, loans are placed in nonaccrual status either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Future payments received on nonperforming loans are recorded as interest income or principal reductions based upon management's ultimate expectation for collection. Loans may be removed from nonaccrual status when they become current as to principal and interest and have demonstrated a sustained ability to make loan payments in accordance with the contractual terms of the loan. Loans may also be removed from nonaccrual status when, in the opinion of management, the loan is expected to be fully collectable as to principal and interest.
     Impaired loans have been defined since January 1, 1995 as commercial and commercial real estate loans in nonaccrual status and restructured loans.

Allowance for Loan Losses
     An allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on consideration of the credit risk of the loan portfolio, including a review of past experience, current economic conditions, and underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge offs.
     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Dividend Restrictions
     Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Bank could pay $20.1 million plus 1999 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.

Pension Plan
     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation.

Stock Option Plans
     The Company's stock option plans are accounted for in accordance with the provisions of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such no compensation expense has been recorded for these plans.

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

Segment Reporting
     During 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). This statement requires the Company to report financial and other information about operating segments meeting certain quantitative and other requirements as defined by this statement.
     The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical region of Upstate New York. In the opinion of management, the Company does not have any reportable segments as defined by Statement 131.

(2)  Balances at Other Banks
     The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $10.0 million and $9.8 million at December 31, 1998 and 1997, respectively.

(3)  Securities  Available for Sale
     The amortized cost and approximate market value of the securities available for sale are as follows:

 (dollars in thousands)                            At December 31, 1998

                                                  Gross           Gross     Approximate
                              Amortized      Unrealized      Unrealized    Market Value
                                   Cost           Gains          Losses

 U.S. Treasuries
    and agencies............   $163,244           4,581              --         167,825
  States and political
    subdivisions............    124,390           5,598             243         129,745
 Mortgage-backed
   securities...............    246,531           3,390             432         249,489
 Other......................    126,183             303             138         126,348
                              ----------------------------------------------------------
Total debt
     securities.............    660,348          13,872             813         673,407
 Equity securities..........     25,610          18,393              --          44,003
                              ----------------------------------------------------------
Total securities
  available for
        sale...............    $685,958          32,265             813         717,410
                              ----------------------------------------------------------


(dollars in thousands)                            At December 31, 1997

                                                  Gross           Gross     Approximate
                              Amortized      Unrealized      Unrealized    Market Value
                                   Cost           Gains          Losses

 U.S. Treasuries
    and agencies......         $273,517           5,354              48         278,823
  States and political
    subdivisions......          109,210           4,577              --         113,787
 Mortgage-backed
   securities.........          151,989           3,196             105         155,080
 Other................           15,430              26               5          15,451
                              ----------------------------------------------------------
 Total debt
     securities.......          550,146          13,153             158         563,141
 Equity securities....           24,955          13,803              --          38,758
                              ----------------------------------------------------------
 Total securities
  available for
        sale..........         $575,101          26,956             158         601,899
                              ----------------------------------------------------------



   The following table distributes the debt securities available for sale portfolio as of December 31, 1998, based on the securities' final maturity
(mortgage-backed securities are stated using an estimated average life):

(dollars in thousands)


                                                Approximate
                                      Amortized      Market
                                           Cost       Value
                                       --------------------
Due in one year or less................$ 46,751      47,046
Due after one year through five years.. 275,580     278,193
Due after five years through ten years. 200,888     205,755
Due after ten years.................... 137,129     142,413
                                       --------------------
                                       $660,348     673,407
                                       --------------------




     Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.
     The proceeds from sales of securities, gross realized gains and gross realized losses from sales and calls during 1998, 1997 and 1996 are as follows:




(dollars in thousands)

                              At December 31,
                           1998     1997     1996
Proceeds...............$ 32,785  179,342  382,780
Gross realized gains...   1,000      828    3,214
Gross realized losses..       2      994    7,750


     The amount of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $269.2 million and $288.9 million at December 31, 1998 and 1997, respectively.
     There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 1998 and 1997.

(4)  Loans and Allowance for Loan Losses
    A summary of loans by category is as follows:

(dollars in thousands)

                                                 At December 31,
                                              1998            1997
 Commercial............................$   187,308         183,855
 Construction..........................     12,782           7,902
 Residential mortgage loans............    949,524         905,298
 Home equity line of credit............    147,581         172,448
 Installment loans.....................     26,574          29,989
                                       ----------------------------
 Total loans...........................  1,323,769       1,299,492
 Less: Unearned income.................      1,066           1,216
       Allowance for loan losses.......     54,375          53,455
                                       ----------------------------
 Net Loans.............................$ 1,268,328       1,244,821
                                       ----------------------------


     At December 31, 1998 and 1997, loans to executive officers, directors, and to associates of such persons aggregated $3.8 million and $6.8 million, respectively. During 1998, new loans of $1.9 million were made and repayments of loans totalled $4.9 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
     TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.

     The following table sets forth the information with regard to nonperforming loans:

(dollars in thousands)
                                       At December 31,
                                    1998     1997    1996
Loans in nonaccrual status.........$7,147    6,298   10,748
Loans  contractually past due
  3 payments or more and still
    accruing  interest.............  1,454   1,060      792
Restructured  loans ...............  3,782   3,294    2,495
                                   ------------------------
Total nonperforming loans..........$12,383  10,652   14,035
                                   ------------------------

     Interest on nonaccrual and restructured loans of $1.0 million in each of 1998 and 1997, and $1.3 million in 1996 would have been earned in accordance with the original contractual terms of the loans. Approximately $498 thousand, $519 thousand, and $834 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 1998, 1997, and 1996, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

     Transactions in the allowance for loan losses account are summarized as follows:


                                  1998      1997      1996
Balance at beginning of year...$53,455    51,561    48,320
Provision for loan losses......  4,610     5,414     6,577
Loans charged off.............. (6,561)   (6,579)   (5,648)
Recoveries on loans
 previously charged off........  2,871     3,059     2,312
                               ----------------------------
Balance at year end............$54,375    53,455    51,561
                               ----------------------------

   The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114), "Accounting by Creditors for Impairment of a Loan." Statement 114 was amended by Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products.
   There were no nonaccrual commercial and commercial real estate loans classified as impaired loans at December 31, 1998 and 1997. There were newly restructured retail loans totalling $4.7 million and $3.7 million that as of December 31, 1998 and 1997 respectively, were identified as impaired loans. None of the allowance for loan losses has been allocated to these impaired loans because management believes that the collateral values support the loan balances. Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of cash payments received on restructured loans).
     During 1998, 1997, and 1996, the average balance of impaired loans was $4.0 million, $6.0 million, and $8.5 million, respectively, and there was approximately $412 thousand, $350 thousand, and $562 thousand of interest income recorded on these loans in the accompanying consolidated statements of income.
     There were $1.4 million of loans pledged for various purposes at December 31, 1997. No loans were pledged at December 31, 1998.

     (5) Bank  Premises  and  Equipment
     A summary of premises and equipment at December 31, 1998 and 1997 follows:

(dollars in thousands)


                                          1998     1997
Land.............................     $  2,877    2,511
Buildings .......................       21,537   22,461
Furniture, fixtures and equipment.      16,892   16,229
 Leasehold improvements                  3,692    3,679
                                       -----------------
                                        44,998   44,880
Accumulated depreciation and
     amortization.......               (27,976) (26,271)
                                       -----------------
Total..................................$17,022   18,609
                                       -----------------



   Depreciation and amortization expense approximated $2.5 million, $3.3 million, and $3.0 million for the years 1998, 1997, and 1996, respectively. Occupancy expense of Bank premises included rental expense of $1.4 million in 1998, $1.3 million in 1997 and $1.2 million in 1996.

 (6) Short-Term Borrowings
     Short-term  borrowings,  consisting  primarily  of the  Trustco  Short-Term
Investment Account, were as follows:

                                              1998
(dollars in thousands)           Trustco      Other
                              Short-Term   Short-Term
                                 Account   Borrowings     Total
Amount outstanding at
December 31, 1998...............$104,107     43,817     147,924
Maximum amount
outstanding at any
       month end................ 128,562     48,266     169,254
Average amount
 outstanding.................... 106,660     36,677     143,337
Weighted average interest rate:
 For the year...................    5.12%      3.53        4.71
 As of year end.................    4.45       3.29        4.11

                                                1997
(dollars in thousands)          Trustco        Other
                             Short-Term   Short-Term
                                Account   Borrowings      Total
Amount outstanding at
 December 31, 1997..............$ 94,848     33,002     127,850
Maximum amount
   outstanding at any
   month end....................  95,062     34,136     129,198
Average amountoo outstanding....  90,633     26,551     117,184
Weighted average interest rate:
   For the year.................    5.15%      3.43        4.76
   As of year end...............    5.30       3.59        4.86

     The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Bank pledged for that purpose.
     Trustco has approximately $250 million of available lines of credit with the Federal Home Loan Bank.


(7) Income Taxes
   A summary of income tax expense/(benefit) included in the consolidated statements of income follows:

(dollars in thousands)       For the years ended December 31,
                                 1998       1997       1996
Current tax expense:
 Federal......................$14,498     17,642     16,705
 State........................  3,532      4,943      4,710
                               -----------------------------
Total current tax expense..... 18,030     22,585     21,415
Deferred tax expense/(benefit)  1,405     (3,693)    (4,088)
                               -----------------------------
Total income tax expense..... $19,435     18,892     17,327
                               -----------------------------


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 is as follows:

(dollars in thousands)December 31,
                                       1998              1997
                                    Deductible/     Deductible/
                                      (taxable)      (taxable)
                                     temporary       temporary
                                   differences     differences
Bond accounting......................$   (185)           (54)
Benefits and deferred
     remuneration....................   4,438          4,354
Deferred loan fees, net..............     553            642
Difference in reporting the
  provision for loan losses,net......  24,460         26,605
Other income or expense
 not utilized for tax purposes.......   6,934          6,540
Depreciable assets...................   1,395          1,294
Other items..........................   1,278            897
                                     ------------------------
      Total..........................  38,873         40,278
Valuation reserve....................  (2,051)        (2,051)
                                     ------------------------
Net deferred tax asset
   at end of year....................  36,822         38,227
Net deferred tax asset at
    beginning of year................  38,227         34,534
                                     ------------------------
Deferred tax expense/(benefit).......$  1,405         (3,693)
                                     ------------------------

   Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $2.1 million at December 31, 1998 and 1997 is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences, including the lack of state carrybackwards and carryforwards. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $36.8 million and $38.2 million at December 31, 1998 and 1997, respectively, will be realized.
     In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax liability of $12.8 million at December 31,1998, and $10.9 million at December 31, 1997, relating to the net unrealized gains on securities available for sale.

     The effective tax rates differ from the statutory  federal income tax rate.
The reasons for these differences are as follows:

                                      1998       1997      1996
Statutory federal income tax rate..   35.0%      35.0      35.0
Increase/(decrease) in taxes
 resulting from:
Tax exempt income..................   (3.7)      (3.7)     (3.3)
State income tax, net of
 federal tax benefit...............    4.6        5.3       5.4
 Other items.......................   (0.2)       0.4       0.6
                                    ----------------------------
Effective income tax rate..........   35.7%      37.0      37.7
                                    ----------------------------



(8) Benefit Plans
(a) Retirement Plan

    The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1998 and 1997:

Change in Projected Benefit Obligation:

                                              Projected
                                          Pension Benefits
(dollars in thousands)................     1998       1997
Projected benefit obligation
    at beginning of year..............   $19,405    16,336
Service cost..........................       798       712
Interest cost.........................     1,215     1,054
Benefits paid.........................    (1,445)   (1,025)
Assumption changes and other..........      (200)    2,328
                                       --------------------
Projected benefit obligation
  at end of year......................   $19,773    19,405
                                       --------------------

  Assumption changes in 1997 included the effect of new mortality tables on the plan's projected benefit obligation.


Change in Plan Assets:

(dollars in thousands)                          1998       1997
Fair value of plan assets at
 beginning of year.......................     $29,776     25,170
Actual return on plan assets.............       5,463      5,631
Benefits paid............................      (1,445)    (1,025)
                                         ------------------------
Fair value of plan assets at end of year.      33,794     29,776

Funded status............................      14,020     10,371
Unrecognized net actuarial gain..........     (11,431)    (7,979)
Unrecognized prior service cost..........        (329)      (375)
Unrecognized transition asset............        (295)      (442)
                                         ------------------------
Prepaid benefit cost.....................     $ 1,965      1,575
                                         ------------------------

Components of Net Pension Benefit:
                                           For the years ended December 31,
(dollars in thousands)                          1998      1997     1996
Service cost.............................$       798       712      653
Interest cost............................      1,215     1,054      995
Expected return on plan assets...........     (1,902)   (1,603)  (1,383)
Amortization of net gain.................       (308)     (220)    (125)
Amortization of unrecognized
 prior service cost......................        (45)      (45)     (45)
Amortization of unrecognized
 transition asset........................       (148)     (148)    (148)
                                          -------------------------------
Net periodic pension benefit.............$      (390)     (250)     (53)
                                          -------------------------------

   The  weighted   average  discount  rate,  the  rate  of  increase  in  future compensation  levels,  and  the  expected  long-term  rate  of  return  used  in determining the actuarial present value of projected benefit obligations, are as follows:

                                                1998       1997      1996
Weighted average discount rate ...........     6.50%       6.50      6.50
Rate of increase in future
    compensation .........................     6.00        6.00      6.00
Expected long-term rate of return
  on assets ..............................     6.50        6.50      6.50

     The Company also has a defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $3.4 million, $3.0 million, and $2.6 million in 1998, 1997, and 1996, respectively.
     Rabbi trusts have been established for certain benefit plans in 1996. These rabbi trust accounts are administered by the Company's Trust Department and invest primarily in the Trustco Short-Term Investmen t Account. These assets are reflected as other assets in the December 31, 1998 and 1997, consolidated statement of condition.



 (b) Postretirement Benefits
     The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental program to retirees.
     The following table shows the plan's funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1998 and 1997.

Change in Projected Benefit Obligation:

                                            Projected Post-
                                            Retirement Benefits
(dollars in thousands)                     1998       1997
Projected benefit obligation
    at beginning of year................$ 8,807      7,706
Service cost............................    203        378
Retiree contributions...................     70         69
Interest cost...........................    336        513
Benefits paid...........................   (194)      (162)
Assumption changes and other............ (3,504)       303
Projected benefit obligation
                                         -----------------
   at end of year.......................$ 5,718      8,807
                                         -----------------



 Assumption changes included the effect of changes to the Company's health insurance plans.

Change in Plan Assets:

(dollars in thousands)                        1998       1997
Fair value of plan assets at
    beginning of year....................$ 10,414      8,860
Actual return on plan assets..............  2,049      1,877
Employer contribution.....................      4          5
Retiree contributions.....................     70         69
Taxes.....................................   (463)      (235)
Benefits paid.............................   (193)      (162)
                                          -------------------
Fair value of plan assets at end of year.. 11,881     10,414
                                          -------------------
Funded status.............................  6,163      1,607
Unrecognized net actuarial gain........... (7,435)    (3,002)
                                          -------------------
Accrued benefit cost.....................$  1,272     (1,395)
                                          -------------------

Components of Net Periodic Benefit Cost:
                                   For the years ended December 31,
(dollars in thousands)                  1998   1997   1996
Service cost..........................$  203    378    323
Interest cost............................336    513    444
Expected return on plan assets..........(398)  (336)  (304)
Amortization of net gain................(260)   (40)   (31)
                                        -------------------
Net periodic pension (benefit)/expense$ (119)   515    432
                                        -------------------

     For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1998 and thereafter. A one percentage point increase in the assumed health care cost in each year would increase the accumulated postretirement benefit obligation, as of December 31, 1998, by approximately $845 thousand, and would increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998, by approximately $125 thousand.

     The weighted average assumptions used to determine the projected benefit obligation at December 31, 1998, 1997, and 1996 were:

                                           1998   1997   1996
Discount rate..............................6.50%  6.50   6.50
After tax return on plan assets............3.84   3.84   3.84

(c)  Incentive  and Bonus Plans
     The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.4 million in both 1998 and 1997 and $1.3 million in 1996.
     The company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $3.0 million, $2.6 million, and $2.1 million in 1998, 1997 and 1996 respectively.
     The Company has awarded 1.5 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

 (d) Stock Option Plans

     At December 31, 1998, the Company has stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related
Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:


(dollars in thousands
 except per share data)
                                   1998            1997          1996
  Net income:
    As reported.................$35,015          32,175        28,699
    Pro forma................... 34,239          31,672        28,364
Basic earnings per share:
    As reported ................$  1.31            1.19          1.07
    Pro forma...................   1.28            1.17          1.05
Diluted earnings per share:
  As reported...................   1.25            1.15          1.04
    Pro forma                      1.23            1.14          1.02

 Proforma net income and earnings per share reflect options granted since 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the proforma net income and earnings per share amounts presented above because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to January 1, 1995 is not considered.
     Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 1.8 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 200 thousand shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a five year period from the date the options are granted for the employee plan and they are immediately exercisable for the directors plan.

    A summary of the status of TrustCo's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates are as follows:

                             Outstanding   Options   Exercisable  Options
                                           Average              Average
                                            Option               Option
                                  Shares    Price      Shares    Price
Balance, January 1, 1996.....  2,338,389    $ 9.11   1,441,872   $8.14
New options awarded - 1996...    521,659     13.41     117,716   13.63
Cancelled options - 1996.....     10,951     11.80          --      --
Exercised options - 1996.....    140,091      5.71     140,091    5.71
Options became exercisable...         --        --     352,764    9.94
                             -------------------------------------------
Balance, December 31, 1996...  2,709,006     10.10   1,772,261    9.05
New options awarded - 1997...    460,230     15.80     102,626   15.80
Cancelled options - 1997.....     35,959     12.80          --      --
Exercised options - 1997.....    188,752      8.62     188,752    8.62
Options became exercisable...         --        --     354,900   11.47
                             ------------------------------------------
Balance, December 31, 1997...  2,944,525     11.05   2,041,035    9.85
New options awarded - 1998...    396,175     23.03      88,435   23.03
Cancelled options - 1998.....      9,105     13.57          --      --
Exercised options - 1998.....     84,660      8.38      84,660    8.38
Options became exercisable...         --        --     358,519   12.84
                             ------------------------------------------
Balance, December 31, 1998...  3,246,935    $12.58   2,403,329  $10.84
                             ------------------------------------------


   There are approximately 2.4 million, 2.0 million and 1.8 million of options that are exercisable at year end 1998, 1997 and 1996, respectively. The fair value of each option as of the grant date, estimated using the Black - Scholes pricing model, and calculated in accordance with Statement 123 was:

                                    Employees'   Directors'
                                        Plan      Plan
1998...................................$4.73      4.45
1997................................... 2.76      2.50
1996................................... 2.46      2.76

     The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                 Employees'   Directors'
                                       Plan        Plan
 Expected dividend yield:
     1998............................  4.12%       4.12
     1997............................  5.15        5.15
     1996............................  5.06        5.06
Risk-free interest rate:
     1998............................  5.43        5.44
     1997............................  6.39        6.35
     1996............................  6.65        6.62
Expected volatility rate:
     1998............................ 19.41       18.87
     1997............................ 20.20       19.31
     1996............................ 20.65       21.23
Expected lives.......................  7.5 years   6.0 years

  The following table summarizes information about the stock option plans for options outstanding at December 31, 1998:




                                              Weighted
                               Options         Average       Weighted
Range of                   Outstanding       Remaining        Average
  Exercise                    Year End     Contractual       Exercise
     Price                        1998            Life          Price
                       -----------------------------------------------
Less than
    $10.00                   1,026,152       4.4 years          $7.94

Between $10.01
   and $15.00                1,354,663       6.7 years          11.93

Greater than
   $15.01                      866,120       9.4 years          19.10
                       -----------------------------------------------
Total                        3,246,935       6.7 years         $12.58
                       -----------------------------------------------

     The following table  summarizes  information  about the  exercisable  stock options at December 31, 1998:
                                            Weighted
                               Options         Average       Weighted
Range of                   Outstanding       Remaining        Average
  Exercise                    Year End     Contractual       Exercise
     Price                        1998            Life          Price
                       -----------------------------------------------
Less than
    $10.00                   1,026,152       4.4 years          $7.94

Between $10.01
   and $15.00                1,084,619       6.5 years          11.66

Greater than
   $15.01                      292,558       9.3 years          17.97
                       -----------------------------------------------
Total                        2,403,329       5.9 years         $10.84
                       -----------------------------------------------

(a)  Leases
   The Bank leases certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below.
The majority of these leases contain options to renew.

(dollars in thousands)
1999...............................................$ 1,236
2000...............................................  1,158
2001...............................................  1,082
2002...............................................    899
2003...............................................    815
2004 and after.....................................  4,986
                                                   -------
                                                   $10,176
                                                   -------

(b) Litigation
   Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(c)  Time Deposits
   At December 31, 1998, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year..................................... $693,721
1 to 2 years.....................................  194,262
2 to 3 years.....................................   34,818
3 to 4 years.....................................   17,593
4 to 5 years.....................................   24,135
over 5 years.....................................    4,063
                                                  --------
                                                  $968,592
                                                  --------

(d)  Contingent Liability
     The Company established a loss accrual of $750 thousand associated with an environmental contamination remediation program at one of its facilities. At this time, management does not believe material additional cost for remediation will be required at this site.

Notes to Consolidated Financial Statements(continued)



(10)  Earnings Per Share

     A reconciliation of the component parts of earnings per share for 1998, 1997 and 1996 follows:

(dollars in thousands,                   Weighted
except per share data)             Average Shares     Per share
                             Income   Outstanding       Amounts
For the year ended
 December 31, 1998:
Basic EPS:
 Income available to common
 shareholders...............$35,015        26,813          $1.31
Effect of Diluted Securities:
 Stock Options...............    --         1,141             --
                            -------------------------------------
Diluted EPS.................$35,015        27,954          $1.25
                            -------------------------------------
For the year ended
 December 31, 1997:
Basic EPS:
 Income available to common
 shareholders...............$32,175        27,074          $1.19
Effect of Diluted Securities:
 Stock Options..............     --           850             --
                            -------------------------------------
Diluted EPS.................$32,175        27,924          $1.15
                            -------------------------------------
For the year ended
 December 31, 1996:
Basic EPS:
 Income available to common
 shareholders...............$28,699        26,937          $1.07
Effect of Diluted Securities:
 Stock Options..............     --           661             --
                            ------------------------------------
Diluted EPS.................$28,699        27,598          $1.04
                            ------------------------------------




(11)  Off-Balance Sheet Financing

     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 1998 and 1997 was $230.2 million and $223.8 million respectively. Approximately five-eights of these commitments were for variable rate products at the end of 1998.
     Letters of credit and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for standby letters of credit at December 31, 1998 and 1997 was $2.0 million and $7.7 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(12)  Fair Value of Financial Instruments
   The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.

(dollars in thousands)               As of December 31, 1998
                                      Carrying         Fair
                                         value        value

Financial assets:
    Cash and cash equivalents ......$  424,929      424,929
    Securities available for sale ..   717,410      717,410
    Loans........................... 1,268,328    1,349,153
    Accrued interest receivable.....    14,632       14,632
Financial liabilities:
    Demand deposits ................   154,358      154,358
    Interest-bearing deposits ...... 1,953,056    1,960,520
    Borrowings .....................   147,924      147,924
    Accrued interest payable........     2,839        2,839

(dollars in thousands)...........      As of December 31, 1997
                                      Carrying        Fair
                                         value       value
Financial assets:
    Cash and cash equivalents ......$  437,740     437,740
    Securities available for sale ..   601,899     601,899
    Loans........................... 1,244,821   1,333,220
    Accrued interest receivable.....    15,821      15,821
Financial liabilities:
    Demand deposits ................   130,345     130,345
    Interest-bearing deposits ...... 1,891,518   1,895,457
    Borrowings .....................   127,850     127,850
    Accrued interest payable........     3,132       3,132

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

Deposit Liabilities
   The fair values disclosed for noninterest bearing deposits, interest bearing checking accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit is assumed to approximate fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity.

Short-Term Borrowings and Other Financial Instruments
   The fair value of all short-term borrowings and other financial instruments is assumed to be the carrying value.

Financial Instruments with Off-Balance Sheet Risk
   The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees, which are considered to be immaterial.
     The Company has no derivative investment products nor has the Company ever invested in such investment vehicles. Therefore, the disclosures as required by Statement of Financial Accounting Standards No. 119,"Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," are not presented except as it relates to fair value disclosures in this footnote.

(13) Regulatory Capital Requirements
   Office of the Comptroller of the Currency (OCC) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998 and 1997, the Bank was required to maintain a minimum leverage ratio of Tier I (leverage) capital to total adjusted average assets of 4.00% and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
     The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risk based capital ratio of at least 10.0%.
     The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weighting and other factors.
     Management believes that, as of December 31, 1998 and 1997, the Bank and Company met all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.
     Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply.The following is a summary of actual capital amounts and ratios as of December 31, 1998 and 1997 for the Bank and the Company (on a consolidated basis):

(dollars in thousands)........     As of December 31, 1998
                                  Amount               Ratio
Tier I (leverage) capital:
   Trustco Bank, NA............ $148,077                6.13%
   TrustCo Bank Corp NY........  167,239                6.89
Tier I risk based capital:
   Trustco Bank, NA............  148,077               11.45
   TrustCo Bank Corp NY........  167,239               12.78
Total risk based capital:
   Trustco Bank, NA............  164,718               12.73
   TrustCo Bank Corp NY........  184,069               14.06

(dollars in thousands)........     As of December 31, 1997
                                   Amount               Ratio
Tier I (leverage) capital:
   Trustco Bank, NA............ $143,935                6.22%
   TrustCo Bank Corp NY........  162,974                7.00
Tier I risk based capital:
   Trustco Bank, NA............  143,935               12.02
   TrustCo Bank Corp NY........  162,974               13.43
Total risk based capital:
   Trustco Bank, NA............  159,383               13.31
   TrustCo Bank Corp NY........  178,610               14.72


(14)  Parent Company Only
   The following statements pertain to TrustCo Bank Corp NY (Parent Company):

Statements of Income

(dollars in thousands)             Years Ended December 31,

Income:                          1998       1997       1996
 Dividends and interest
 from subsidiaries............$30,378     27,227     20,418
 Gain on sale of securities...    862         --         --
 Income from other investments    453        379        301
                              -----------------------------
 Total income................. 31,693     27,606     20,719
                              -----------------------------
Expense:
  Operating supplies..........     78         98        120
  Professional services ......     17         33        222
  Miscellaneous expense.......    107        110        308
                              -----------------------------
           Total expense......    202        241        650
                              -----------------------------
Income before income
  taxes and undistributed
  net income of subsidiaries.. 31,491     27,365     20,069
Income tax expense/(benefit)..    420         45        (98)
                              ------------------------------
Income before equity in
  undistributed net
  income of subsidiaries...... 31,071     27,320     20,167
Equity in undistributed net
  income of subsidiaries......  3,944      4,855      8,532
                              ------------------------------
Net income....................$35,015     32,175     28,699
                              ------------------------------

Statements of Condition
(dollars in thousands)                         December 31,

Assets:                                      1998        1997
  Cash in subsidiary bank..............$   13,938      10,480
  Noninterest bearing note receivable
    from subsidiary....................        --       1,117
  Investments in subsidiaries..........   156,660     152,692
  Securities available for sale........    29,889      26,205
  Other assets.........................       304         463
                                       -----------------------
          Total assets.................  $200,791     190,957
                                       -----------------------
Liabilities and shareholders' equity:
  Accrued expenses and other liabilities $ 14,949      12,132
                                       -----------------------
       Total liabilities...............    14,949      12,132
                                       -----------------------
Shareholders' equity...................   185,842     178,825
    Total liabilities and shareholders'
                                       ----------------------
equity.................................$  200,791     190,957
                                       ----------------------



Statements of Cash Flows
(dollars in thousands)                     Years Ended December 31,
                                          1998       1997        1996
Increase/(decrease) in cash and
 cash equivalents:
Cash flows from operating activities:
Net income...........................   $35,015      32,175      28,699
                                     ------------------------------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Equity in undistributed net
     income of subsidiaries..........    (3,944)     (4,855)     (8,532)
       Gain on sales of securities...      (862)         --          --
      (Increase)/decrease in other
               assets................       159         833        (874)
 Increase/(decrease) in accrued
 expenses............................        24          14         (19)
                                     ------------------------------------
 Total adjustments...................    (4,623)     (4,008)     (9,425)
                                     ------------------------------------
 Net cash provided by operating
         activities..................    30,392      28,167      19,274
                                     ------------------------------------
Cash flows from investing activities:
  Proceeds from sale of securities
      available for sale.............     3,530          --          --
  Purchase of securities available
      for sale.......................    (1,761)       (349)       (253)
Decrease in noninterest bearing
    note receivable from subsidiary .     1,117          --         500
     Net cash provided by/(used in)
                                     -----------------------------------
        investing activities.........     2,886        (349)        247
                                     -----------------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock
   options...........................       895       1,624         935
  Dividends paid.....................   (25,671)    (22,438)    (19,447)
  Payments to acquire treasury stock.   (10,439)     (7,735)       (805)
  Proceeds from sale of treasury
   stock.............................     5,395       3,026         794
                                     -----------------------------------
      Net cash used in financing
       activities....................   (29,820)    (25,523)    (18,523)
                                     -----------------------------------
Net increase in cash and cash
       equivalents...................     3,458       2,295         998
Cash and cash equivalents at
   beginning of year.................    10,480       8,185       7,187
Cash and cash equivalents at
                                     -----------------------------------
   end of year.......................$   13,938      10,480       8,185
                                     -----------------------------------
Supplemental disclosure of
   cash flow information:
  Increase in dividends payable......$      930         839         751
  Equity contribution to subsidiary..        --       1,000       1,000
  Change in unrealized gain on
    available for sale securities--
     gross...........................    (4,591)     (9,891)     (3,111)
  Change in deferred tax effect on
     unrealized gain on securities
     available for sale                   1,876       4,008       1,285
                                     -----------------------------------

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

Lionel O. Barthold
Retired Chairman
Power Technologies, Inc.

M. Norman Brickman
President
D. Brickman, Inc.

Anthony J. Marinello, M.D., Ph.D.
Physician

Robert A. McCormick
President and Chief Executive Officer
Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

John S. Morris, Ph.D.
Interim President,
New England College

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
Chief Executive Officer
R.J. Murray Co., Inc.

Kenneth C. Petersen
President and Chief Operating Officer
Schenectady International, Inc.

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

SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
Ralph A. Pidgeon

SENIOR VICE PRESIDENT
AND SECRETARY
William F. Terry

AUDITOR
John C. Fay

HUMAN RESOURCES AND
QUALITY CONTROL
Vice President
Cheri J. Parvis

ACCOUNTING/FINANCE,
DATA PROCESSING,
PREMISES
Senior Vice President and
Chief Financial Officer
Robert T. Cushing

ACCOUNTING/FINANCE
Vice Presidents
Linda C. Christensen
Jeffrey S. Farbaniec

DATA PROCESSING
Vice President
Michael R. Bonesteel

Senior Programming Officer
Nancy M. Holsberger

LOAN DIVISION,
TRUST DEPARTMENT,
MARKETING, AND
COMMUNITY RELATIONS
Senior Vice President
Nancy A. McNamara

LOAN DIVISION
COMMERCIAL/MORTGAGE
LOANS
Administrative Vice President
Robert J. McCormick

COMMERCIAL LOANS
Vice President
George W. Wickswat

Senior Commercial Loan Officer
Eric W. Schreck

Commercial Loan Officer
Deborah K. Appel

MORTGAGE LOANS
Vice President
Daniel R. Saullo

TRUST DEPARTMENT
Vice Presidents
William M. McCartan
James Niland
Robert Scribner

Trust Officers
John P. Fulgan
Richard W. Provost

Investment Officer
Peter L. Gregory

MARKETING
Marketing Officer
Robert M. Leonard


BRANCHES, INSTALLMENT
LOANS/CREDIT CARDS,
RETIREMENT/GOVERNMENT
ACCOUNTS, COMPLIANCE
Senior Vice President
Ralph A. Pidgeon

Vice Presidents
Kevin M. Curley
Scot R. Salvador

BRANCHES
Branch Officer
Thomas H. Lauster

COMPLIANCE
Vice President
Donald J. Csaposs

BANK OPERATIONS,
LEGAL COUNSEL,
PURCHASING,
TRUST OPERATIONS
Senior Vice President and
Secretary
William F. Terry

LEGAL COUNSEL
Administrative Vice President
Henry C. Collins

BANK/TRUST OPERATIONS
Administrative Vice President
James D. McLoughlin

Vice President
Ann M. Noble

                                                                Branch Locations

Altamont Ave. Office
1400 Altamont Ave.
Schenectady
Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave.
Rotterdam
Telephone: 355-1900

Bay Road Office
345 Bay Road
Queensbury
Telephone: 792-2691

Brandywine Office
State St. at Brandywine Ave.
Schenectady
Telephone: 346-4295

Central Avenue Office
163 Central Ave.
 Albany
Telephone: 426-7291

Clifton Country Road Office
7 Clifton Country Road
Clifton Park
Telephone: 371-5002

Clifton Park Office
1018 Route 146
Clifton Park
Telephone: 371-8451

Cobleskill Office
RR #3, Rt. 7
Cobleskill
Telephone: 254-0290

Colonie Office
1892 Central Ave
Colonie Plaza, Colonie
Telephone: 456-0041

Delmar Office
167 Delaware Ave
Delmar
Telephone: 439-9941

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

Queensbury Office
118 Quaker Rd
Suite 9,
Queensbury Office
Telephone:798-7226

Rotterdam Office
Curry Road Shopping Ctr.
Rotterdam
Telephone: 355-8330

Rotterdam Square Office
93 W. Campbell Road
Rotterdam
Telephone: 377-2393

Route 9 Office  -- Latham
754 New Loudon Rd.
Latham
Telephone: 786-8816

Sheridan Plaza Office
1350 Gerling St.
Schenectady
Telephone: 377-8517

Shoppers' World Office
Old Rte. 146 and Plank Rd.
Clifton Park
Telephone: 383-6850

South Glens Falls Office
Glengate Shopping Plaza
133 Saratoga Road,
Suite 1South
Glens Falls
Telephone: 793-7668

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

Ushers Road Office
308 Ushers Road
Ballston Lake
Telephone: 877-8069

West Sand Lake Office
3707 NY
Rt. 43
West Sand Lake
Telephone: 674-3327

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

Wynantskill Office
134-136 Main Street,
 Rt. 66
Wynantskill
Telephone: 286-2674

General Information


ANNUAL MEETING
Monday, May 17, 1999
10:00 AM
192 Erie Boulevard
Schenectady,NY 12305-1808

CORPORATE HEADQUARTERS
320 State Street
Schenectady, New York 12305-2356
(518-377-3311)

DIVIDEND REINVESTMENT PLAN
A Dividend Reinvestment Plan is available to shareholders of TrustCo Bank Corp NY. It provides for the reinvestment of cash dividends and optional cash payments to purchase additional shares of TrustCo stock. The Plan is free of administrative charges, and provides a convenient method of acquiring additional shares. Trustco Bank acts as administrator for this service, and is the agent for  shareholders  in  these  transactions.  Shareholders  who  want  additional
information   may   contact   the  TrustCo   Shareholder   Services   Department
(518-381-3601)


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

EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative Action Equal Opportunity Employer.

FORM 10-K
TrustCo Bank Corp NY will provide, without charge, a copy of its Form 10-K upon written request. Request and related inquiries should be directed to William F. Terry, Secretary, TrustCo Bank Corp NY, P.O. Box 1082 Schenectady, New York 12301-1082

NASDAQ SYMBOL: TRST

The Corporation's common stock trades on The Nasdaq Stock MarketSM under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association   ORE Subsidiary Corp   Trustco Realty Corp.
Schenectady, New York                Schenectady, New York Schenectady, New York
Member FDIC

TRANSFER AGENT
Trustco BankSecurities Department
P.O. Box 380
Schenectady, New York
12301-0380


Trustco  Bank is a  registered  service  mark with the U.S.  Patent & Trademark
Office.

                                    Exhibits

  Exhibit 21


                         LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank, National Association..............        Nationally chartered
                                                        banking association

ORE Subsidiary Corp.                                    New York corporation


Trustco Realty Corp.                                    New York corporation
(Subsidiary of Trustco Bank,
National Association)












Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

KPMG, LLP                                                    Exibit 23
515 Broadway
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 33-60409), and Form
S-3 (No. 333-35153), of TrustCo Bank Corp NY and subsidiaries, of our report dated January 22, 1999, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                  /s/ KPMG LLP

March 19, 1999

                                    Exhibit 24

                                 POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1998 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

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

Sworn to before me this 16th day of February 1999.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2000