Form 10-Q
period 1999-03-31
TRUSTCO BANK CORP N Y
filed 1999-04-28
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended           Commission File Number 0-10592
              March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
   Class of Common Stock                            as of April 15, 1999
---------------------------                        ----------------------
       $1 Par Value                                      26,944,748

                              TrustCo Bank Corp NY

                                      INDEX



Part I.         FINANCIAL INFORMATION                                  PAGE NO.
-------------------------------------------------------------------------------
Item 1.  Interim Financial Statements (Unaudited): Consolidated         1
         Statements of Income for the Three Months Ended March 31, 1999
         and 1998

         Consolidated Statements of Financial Condition as of March 31, 2 1999 and December 31, 1998

         Consolidated Statements of Cash Flows for the Three Months     3 - 4
         Ended March 31, 1999 and 1998

         Notes to Consolidated Interim Financial Statements             5 - 6

         Independent Auditors' Report                                   7

Item 2.  Management's Discussion and Analysis                           8 - 21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     22

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities -- None
Item 3.  Defaults Upon Senior Securities --None
Item 4.  Submissions of Matters to Vote of Security  Holders -- None
Item 5.  Other Information -- None

  Item 6.Exhibits and Reports on Form 8-K

(a)     Exhibits - None



(b)     Reports on Form 8-K
        Filing of Form 8-K on April 20, 1999, regarding two press releases dated April 20, 1999, detailing first quarter financial results, incorporated herein by reference.

                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (unaudited)
                  (dollars in thousands, except per share data)
                                                              3 Months Ended
                                                                 March 31
                                                          1999            1998
Interest income:
    Interest and fees on loans                      $   26,560          27,882
    Interest on U. S. Treasuries and agencies            2,952           5,078
    Interest on states and political
     subdivisions                                        1,773           1,521
    Interest on mortgage-backed securities               4,079           2,909
    Other securities                                     2,086             891
    Interest on federal funds sold                       4,216           5,122
                                                    ----------------------------

       Total interest income                            41,666          43,403
                                                    ----------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                           676             908
       Savings                                           4,397           5,115
       Money market deposit accounts                       399             417
       Time deposits                                    12,319          13,748
    Interest on short-term borrowings                    1,448           1,567
                                                   ----------------------------

      Total interest expense                            19,239          21,755
                                                   ----------------------------

      Net interest income                               22,427          21,648
   Provision for loan losses                             1,513           1,372
                                                   ----------------------------

      Net interest income after provision
       for loan losses                                  20,914          20,276
                                                   ----------------------------

   Noninterest income:
    Trust department income                              1,871           1,675
    Fees for other services to customers                 2,132           2,056
    Net gain/(loss) on securities transactions            (420)             32
    Other                                                1,837             791
                                                   ----------------------------

     Total noninterest income                            5,420           4,554
                                                   ----------------------------

   Noninterest expenses:
    Salaries and employee benefits                       6,224           5,797
    Net occupancy expense                                1,241           1,265
    Equipment expense                                    1,797           1,248
    FDIC insurance expense                                  63              62
    Professional services                                  594             587
    Other real estate expenses                             (88)            326
    Other                                                2,371           2,244
                                                   ----------------------------

     Total noninterest expenses                         12,202          11,529
                                                   ----------------------------

      Income before taxes                               14,132          13,301
   Applicable income taxes                               4,809           4,923
                                                   ----------------------------

       Net income                                  $     9,323           8,378
                                                   ============================

Net income per Common Share:

       - Basic                                     $     0.35            0.31
                                                   ============================


       - Diluted                                   $     0.33            0.30
                                                   ============================


Per share data is adjusted for the effect of the 15% stock split declared August, 1998.


See accompanying notes to consolidated interim financial statements.

                             TRUSTCO BANK CORP NY
                 Consolidated Statements of Financial Condition
                    (dollars in thousands, except share data)


                                                                 03/31/99         12/31/98
  ASSETS:                                                       (unaudited)

 Cash and due from banks                                     $     38,233            41,950

 Federal funds sold                                               364,000           358,000

 Other short-term funds                                                 0            24,979
                                                             -------------------------------

   Total cash and cash equivalents                                402,233           424,929

 Securities available for sale:
  U. S. Treasuries and agencies                                   151,100           167,825
  States and political subdivisions                               138,398           129,745
  Mortgage-backed securities                                      245,820           249,489
  Other                                                           145,842           170,351
                                                             -------------------------------

   Total securities available for sale                            681,160           717,410
                                                             -------------------------------

 Loans:
  Commercial                                                      183,256           188,115
  Residential mortgage loans                                      967,241           961,499
  Home equity line of credit                                      143,689           147,581
  Installment loans                                                24,953            26,574
                                                             -------------------------------

   Total loans                                                  1,319,139         1,323,769
                                                             -------------------------------
 Less:
  Allowance for loan losses                                        54,772            54,375
  Unearned income                                                     951             1,066
                                                             -------------------------------

  Net loans                                                     1,263,416         1,268,328

 Bank premises and equipment                                       15,824            17,022
 Real estate owned                                                  2,950             5,174
 Other assets                                                      68,580            52,217
                                                             -------------------------------

    Total assets                                              $ 2,434,163         2,485,080
                                                             ===============================

  LIABILITIES:

 Deposits:
  Demand                                                      $   146,107           154,358
  Interest-bearing checking                                       261,458           266,027
  Savings accounts                                                665,592           660,376
  Money market deposit accounts                                    58,941            58,061
  Certificates of deposit (in denominations of
   $100,000 or more)                                              122,053           139,310
  Time deposits                                                   806,407           829,282
                                                             -------------------------------

   Total deposits                                               2,060,558         2,107,414

 Short-term borrowings                                            144,350           147,924
 Accrued expenses and other liabilities                            44,038            43,900
                                                             -------------------------------

   Total liabilities                                            2,248,946         2,299,238
                                                             -------------------------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 50,000,000 shares authorized,
   and 28,163,017 and 27,976,793 shares issued March 31, 1999
   and December 31, 1998, respectively                             28,163            27,977
 Surplus                                                          111,828           110,398
 Undivided profits                                                 42,452            40,533
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale            16,532            18,603
 Treasury stock at cost - 1,252,026 and 1,184,525 shares at
   March 31, 1999 and December 31, 1998, respectively             (13,758)          (11,669)
                                                             -------------------------------

   Total shareholders' equity                                     185,217           185,842
                                                             -------------------------------

   Total liabilities and shareholders' equity                 $ 2,434,163         2,485,080
                                                             ===============================




 See accompanying notes to consolidated interim financial statements.


                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                   1999            1998
                                                           --------          --------
Cash flows from operating activities:
Net income..............................................$     9,323            8,378
                                                           --------          --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................       811              579
  Gain on sales of fixed assets..........................    (1,244)            (186)
  Provision for loan losses...............................    1,513            1,372
  Loss on sale of securities available for sale...........      972                1
  Gain on sale of securities available for sale...........     (552)             (33)
  Provision for deferred tax benefit.....................      (717)            (971)
  Decrease in taxes receivable...........................     5,176            4,748
  Increase in interest receivable.........................   (1,148)          (1,408)
  Increase/(decrease) in interest payable.................      (53)              91
  Increase in other assets...............................   (17,637)          (3,884)
  Increase/(decrease) in accrued expenses.................      156              (22)
                                                           --------          --------
    Total adjustments....................................   (12,723)             287
                                                           --------          --------
Net cash provided by/(used in) operating activities.......   (3,400)           8,665
                                                           --------          --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale....   76,020              267
  Purchase of securities available for sale...............  (83,450)        (104,450)
  Proceeds from maturities and calls
   of securities available for sale......................    39,758           82,666
  Net (increase)/decrease in loans........................    2,081           (6,390)
  Proceeds from dispositions of real estate owned........     2,936            2,333
  Proceeds from sales of fixed assets....................     2,079              479
  Capital expenditures...................................      (448)            (296)
                                                           --------          --------
    Net cash provided by/(used in) investing activities...   38,976          (25,391)
                                                           --------          --------
Cash flows from financing activities:
  Net increase/(decrease) in deposits.....................  (46,856)          21,444
  Increase/(decrease) in short-term borrowing.............   (3,574)           3,928
  Proceeds from exercise of stock options................     1,312              102
  Proceeds from sale of treasury stock...................     1,391            2,253
  Purchase of treasury stock.............................    (3,176)          (4,723)
  Dividends paid.........................................    (7,369)          (6,439)
                                                            --------          --------
    Net cash (used in)/provided by financing activities...  (58,272)          16,565
                                                            --------          --------
Net decrease in cash and cash equivalents................   (22,696)            (161)

Cash and cash equivalents at beginning of period..........  424,929          437,740
                                                            --------         --------
Cash and cash equivalents at end of period..............$   402,233          437,579
                                                            ========         ========

See accompanying notes to consolidated interim financial statements. (Continued)


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                     THREE MONTHS ENDED March 31,               1999             1998
                                                            --------         --------

  Interest paid.........................................$     19,292           21,664
  Income taxes paid......................................        350            1,146
  Transfer of loans to real estate owned.................      1,318              966
  Increase/(decrease) in dividends payable...............         35              (20)
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes............      3,502            2,431
  Change in deferred tax effect on unrealized gain
   on securities available for sale......................     (1,431)            (993)



See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1998 Annual Report to Shareholders on Form 10-K. All share and per share data have been adjusted for the 15% stock split declared in August 1998.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month periods ended March 31, 1999 and 1998 follows:

                                                      Weighted Average Shares
  (In thousands,                                Net       Outstanding          Per Share
  except per share data)                       Income                            Amounts
                                         -----------------------------------------------
  For the quarter ended March 31, 1999:

  Basic EPS:
     Net income available to
     Common shareholders..............         $9,323          26,873            $0.35

  Effect of Dilutive Securities:
     Stock options.......................      ------           1,119            -----

                                         ----------------------------------------------
  Diluted EPS                                  $9,323          27,992            $0.33
                                         ==============================================

  For quarter ended March 31, 1998:

  Basic EPS:
     Net income available to
     Common shareholders..............         $8,378          26,888            $0.31

  Effect of Dilutive Securities:
     Stock options.......................      ------           1,088            -----

                                         ---------------------------------------------
  Diluted EPS                                  $8,378          27,976            $0.30
                                         =============================================

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

Comprehensive income for the three month period ended March 31, 1999 and 1998 was $7,252,000 and $6,940,000 respectively. The following summarizes the components of other comprehensive income:

  Unrealized gains on securities:                                            (dollars in thousands)
  Unrealized net holding losses arising during three months ended
  March 31, 1999, net of tax
 (pre-tax loss of $3,922)                                                         ($2,319)
  Reclassification  adjustment  for net loss  realized in net income  during the three months ended March 31, 1999, net of tax (pre-tax
  loss of $420)                                                                      (248)

                                                                                 ----------
  Other comprehensive income - three months ended March 31, 1999                  ($2,071)
                                                                                 ==========

  Unrealized  net holding  losses  arising  during  three months ended March 31,
  1998, net of tax
 (pre-tax loss of $2,399)                                                         ($1,419)
  Reclassification  adjustment  for net gain  realized in net income  during the three months ended March 31, 1998 net of tax (pre-tax
  gain of $32)                                                                          19
                                                                                 ----------

  Other comprehensive income - three months ended March 31, 1998                   ($1,438)
                                                                                 ==========

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 1999, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
April 12, 1999

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999


                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                 March 31, 1999

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 1999, with comparisons to 1998 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1998 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 1998.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 1999 and 1998.

Overview
TrustCo recorded net income of $9.3 million, or $0.33 of diluted earnings per share for the three months ended March 31, 1999, as compared to net income of $8.4 million or $0.30 of diluted earnings per share in the same period in 1998.

The primary factors accounting for the year to date increases are:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

` Increase in average total interest earning assets of $76.5 million or 3.4% between March 31, 1998 and March 31, 1999,

` A 2 basis points  increase in the
  net interest margin from 3.92% for the first quarter 1998 to 3.94% for 1999, and

` An increase in noninterest income (excluding securities transactions) of $1.3 million to $5.8 million at March 31, 1999.


These increases were partially offset by an increase of $670 thousand in noninterest expense.

Asset/Liability Management
The Company strives to generate superior earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. This is, in its most fundamental form, the essence of asset/liability management. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long- term basis.

Earning Assets
Total interest earning assets increased from $2.28 billion in 1998 to $2.36 billion in 1999 with an average yield of 7.26% in 1999 and 7.79% in 1998. Income on earning assets decreased by $1.6 million during this same time-period from $44.3 million in 1998 to $42.6 million in 1999. The decrease in interest income on earning assets was attributable to the reduction in yield on these assets.

Loans
The average balance of loans was $1.32 billion in 1999 and $1.30 billion in 1998. The yield on loans decreased from 8.63% in 1998 to 8.09% in 1999. The combination of the higher average balances offset by the lower rates resulted in a decrease in the interest income on loans by $1.4 million.

Within the category of loans, the average commercial loan balances decreased by $4.7 million, residential mortgage loans increased by $49.5 million, home equity lines of credit decreased by $24.0 million, and the installment loan portfolio decreased by $3.1 million. These changes continue to reflect the competitive environment that exists for loans and the emphasis that TrustCo has for the residential mortgage loan products.

Securities Available for Sale
Securities available for sale had an average balance of $678.3 million during the quarter ended March 31, 1999, as compared to $605.9 million in 1998. These balances earned an average yield of 6.95% in 1999 and 7.37% in 1998. This resulted in interest income on the securities available for sale of $11.8 million in 1999 and $11.2 million in 1998. The increase in average balances during the quarter caused a $2.1 million increase in the interest income, which was offset by a $1.4 million decrease in interest income due

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

to the change in the average rates.

Most of the decrease in the balances of securities available for sale was centered in the category of U.S. Treasuries and agencies, which decreased by $106.5 million between the first quarter of 1998 and 1999. Mortgage-backed securities and investments in states and political subdivisions increased on average $80.1 million and $22.2 million, respectively.

Reflected in the 1999 results are reductions in the average balances invested in securities issued by the U.S. Government or its agencies that are "callable" by the agency. As interest rates in the market have decreased, these securities were called by the agency and consequently resulted in TrustCo having additional funds in overnight investments. Through the first quarter there has been an increase in the amount invested in mortgage-backed securities. These are pass through securities and are secured by the underlying mortgage loans and government guarantees. With the types of mortgage-backed securities that TrustCo purchases, there is little credit risk in the portfolio. Rather, the risk with respect to these securities rests with the issue of interest rates. As interest rates in the mortgage markets decrease, the underlying loans will prepay or refinance. Generally, mortgage-backed securities provide cash flows over a longer time period to final maturity than do callable securities.

Also during the later part of 1998 and into 1999, TrustCo has invested in asset-backed securities. The underlying collateral for these bonds are home equity loans and home equity lines of credit. Virtually all of the bonds are insured and have an average life of less than three years. All of the bonds are "AAA" rated by Standard and Poors or Moody's. At March 31, 1999, the Company had invested $100.9 million in asset-backed securities.


Federal Funds Sold
The 1999 first quarter average balance of federal funds sold was $357.9 million, $15.2 million less than the $373.1 million in 1998. The portfolio yield decreased to 4.78% in 1999, compared to 5.57% in 1998. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $900 thousand from $5.1 million in 1998 to $4.2 million in 1999.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased to $1.92 billion during 1999, and the average rate paid decreased to 3.75% for 1999 from 4.30% for 1998. Total interest expense on these deposits decreased $2.4 million to $17.8 million.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $16.1 million between the first quarter of 1998 and 1999. Total interest expense on this account decreased by $120 thousand in 1999, and the average rate paid decreased 86 basis points to 4.00%.

Demand deposit balances increased by 15.6% during the period from the first quarter of 1998 to the first quarter of 1999. The average balance was $128.1 million in 1998, and $148.0 million in 1999.

Growth in deposit balances resulted from successful marketing and advertising campaigns. In TrustCo's past experience, deposits gathered as the result of these types of campaigns tend to become a very stable source of core customers who maintain their deposit relationship with the Company through various interest rate cycles. TrustCo competes based on a combination of interest rate, quality service and convenience. Growth in deposits can also be attributed to the success of the branch expansion program. Beginning in 1995, the Company stated its intention to open between two and four branches each year. Through the first quarter of 1999, that has resulted in the addition of ten new banking facilities.

During 1998 and continuing into 1999, TrustCo has reduced the rate paid on all funding sources from 4.34% for the first quarter of 1998 to 3.77% for the first quarter of 1999. These reductions in interest rates were a result of a general fall in interest rates in the market place between those two dates. The Federal Reserve Bank reduced the target federal funds rate by 75 basis points during the same time period. From that reduction there were also reductions in bond yields, mortgage interest rates and deposit rates. TrustCo has actively managed the pricing of deposit products in relation to investment opportunities and marketing objectives. Interest rates on all deposit types have been aggressively reduced while at the same time the average balances have increased from the period one year ago.

Net Interest Income
Taxable equivalent net interest income increased to $23.4 million in 1999. The net interest spread also increased 4 basis points between 1998 and 1999 and the net interest margin increased by 2 basis points.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

March 31, 1999.

Nonperforming loans: Total nonperforming loans were $12.1 million at March 31, 1999, a decrease from the $ 12.4 million of nonperforming loans at December 31, 1998 and up from the $11.7 million at March 31, 1998. Nonaccrual loans were $8.2 million at March 31, 1999 down slightly from the $8.6 million at December 31, 1998 and down from the $8.3 million at March 31, 1998. Restructured loans were $3.9 million at March 31, 1999 compared to $3.8 million at December 31, 1998 and $3.3 million at March 31, 1998.

All of the $12.1 million of nonperforming loans at March 31, 1999 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Total impaired loans at March 31 1999 of $5.2 million, consisted of restructured retail loans. During the first quarter of 1999, there have been $150 thousand of commercial loan charge offs, $170 thousand of consumer loan charge offs and $2.0 million of mortgage loan charge offs as compared with $400 thousand of commercial loan charge offs, $200 thousand of consumer loan charge offs and $700 thousand of mortgage loan charge offs in the first quarter of 1998. Recoveries during the quarter have been $1.2 million in 1999 and $485 thousand in 1998.

Real estate owned: Total real estate owned of $3.0 million at March 31, 1999 decreased by $2.2 million since year-end 1998. This decrease was due to the sale of two commercial real estate properties during the quarter.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 1999, the allowance for loan losses was $54.8 million, which represents a slight increase from the $54.4 million in the allowance at December 31, 1998. The

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

allowance represents 4.16% of the loan portfolio as of March 31, 1999 compared to 4.11% at December 31, 1998. The provision charged to expense was $1.5 million compared to $1.4 million for 1998.

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

In light of these trends, management believes the allowance for loan losses is reasonable in relation to the risk that is present in its current loan portfolio.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. TrustCo's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding. The Company actively manages its liquidity through target ratios established under its liquidity policies. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations, which could potentially occur, and has prepared appropriate contingency plans should such a situation arise.

Noninterest Income
Total noninterest income for the first quarter was $5.4 million, compared to $4.6 million in 1998. Included in both the 1999 and 1998 first quarter results are net gains/losses on

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

securities transactions of ($420) thousand in 1999, and $30 thousand in 1998. Once these securities transactions are removed, total noninterest income increased from $4.5 million in 1998 to $5.8 million in 1999.

During the first quarter of 1999, the Company sold a banking building and realized a gain of $1.2 million, which is included in other noninterest income for the quarter.

Noninterest Expenses
Total noninterest expense was $12.2 million for 1999 compared to $11.5 million in 1998. The Company's efficiency ratio was 41.3% in 1999 and 39.1% in 1998.

During the first quarter of 1999, equipment expense increased by $550 thousand as a result of additional depreciation on computer equipment purchased as a result of the Year 2000 project, and the expenses associated with new branch facilities. Other real estate expense was a benefit of $90 thousand in 1999 compared to expense of $330 thousand in 1998. The benefit in 1999 is principally the result of gains realized on the sale of two commercial real estate properties during the quarter. These sales resulted in gains of approximately $300 thousand during the first quarter of 1999.

Income Taxes
In the first quarter of 1999 TrustCo recognized income tax expense of $4.8 million, compared to $4.9 million in 1998. The effective tax rate for 1999 was 34.0% and was 37.0% for 1998.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention. Previously, TrustCo has stated its intention to open two to four new branch offices each year for the next couple of years. These new branches and the related deposit growth anticipated from these locations will not require additional capital beyond that which is already existing within the Company, or that which will be developed and retained in the coming years.

Total shareholders' equity at March 31, 1999 was $185.2 million, down slightly from the $185.8 million at year-end 1998. The change in shareholder's equity between year end and the first quarter 1999 reflects a $2.1 million reduction in the net unrealized gain on securities available for sale, and a $2.1 million increase in treasury stock during the first quarter of 1999 offset by $2.0 million of net earnings retained by the Company and a $1.3 million increase in capital and surplus resulting from stock options exercised.

TrustCo declared dividends of $0.275 in 1999, compared with $0.239 in 1998. These results represent a dividend payout ratio of 79.42% in 1999 and 76.62% in 1998. The Company achieved the following ratios as of March 31, 1999 and 1998:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

                                       March 31,      Minimum Regulatory
                                  1999        1998       Guidelines
                                  --------------------------------------
  Tier 1 risk adjusted
           capital               13.14%       13.01        4.00

  Total risk adjusted
           capital               14.43        14.30        8.00


In addition, at March 31, 1999 and 1998, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.98% and 6.83%, respectively.

Year 2000 Update

General:
Management believes that TrustCo's company-wide Year 2000 project is proceeding on schedule. The Year 2000 project is addressing the issue of computer software, hardware, and embedded computer chips being unable to distinguish between the years 1900 and 2000. TrustCo operates its principal financial accounting and record keeping systems using software purchased from Alltel. Beginning in 1995, TrustCo started a project to upgrade this software to the most current release available and to work with Alltel to make the appropriate changes in order to be ready to process Year 2000 transactions. A timetable was established for these upgrades to occur which would culminate in the installation of a final set of upgrades that would be Year 2000 ready. Since 1995, TrustCo has worked closely with Alltel to ensure that they are making the appropriate remediation efforts required to have their programs Year 2000 ready. While these activities were ongoing, TrustCo directed its efforts to installing the upgrades and making the other changes required to be positioned to handle the Year 2000 programs from Alltel once they were completed.

In addition to the Alltel programs, there are a limited number of mainframe application programs that were purchased from Kirchman Corporation. TrustCo worked directly with the technical support staff at Kirchman to evaluate these applications for any program changes required to accommodate Year 2000 processing requirements. In light of the program structure and the fact that these programs already utilize the full century date in their processing, it is not anticipated that there will be any difficulties with these programs accepting Year 2000 data.

Throughout the organization, TrustCo utilizes other computer systems to process various activities. Some of the functionality provided by these systems is of a routine nature and is not critical to the operations of TrustCo. The critical non-

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

mainframe applications are the ATM application, which runs on an IBM AS400 system; Trust Accounting, which runs on an Alpha system from Digital Equipment Corporation (DEC); and Payroll, which is a server-based application.

The Year 2000 project also addresses the increasing speculation regarding short-and long-term unavailability of certain consumer goods, which may prompt people to accumulate or hoard cash in quantities sufficient to meet their personal needs for a period of time. The Year 2000 project has provisions dealing with the need for additional cash in the branches later in 1999 and into the year 2000. Arrangements have been made to obtain and transport additional cash to the branches should the demand increase during those time periods.

Mainframe Operations:
Alltel Software: The vast majority of all transactions processed by TrustCo are performed using Alltel software. Beginning in 1995, the Company inventoried all of the applications that are processed on the mainframe and identified the program release that TrustCo needed in order to be Year 2000 ready. A schedule was developed and outside consulting resources were engaged to assist the in-house programming staff to have all applications operating Year 2000 ready programs upgraded by mid-1998. Completion of that schedule has been accomplished and all Alltel Year 2000 ready programs have been installed.

Kirchman programs: TrustCo utilizes three programs purchased from Kirchman that operate on the mainframe computer. The TrustCo in-house programming staff and outside consultants have reviewed these programs and have concluded that the programs are currently Year 2000 ready.

IBM operating system: The IBM operating system also required an upgrade to a new version to ensure that it would be Year 2000 ready. This software has been obtained and installed.

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

Non-information  Technology:  In  addition  to  computer  systems  utilized  for

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

information technology, TrustCo is also dependent upon certain computerized operations for such things as electrical services, heating and communications. As part of the Year 2000 project, TrustCo has taken steps to evaluate the magnitude of the computer dependency of these systems and the potential disruption of services should these systems fail. Third-party vendors that support these systems have been contacted and are being monitored by TrustCo in relation to their Year 2000 implementation plan. Significant dependencies exist with respect to utilities such as the electric companies. TrustCo has obtained the Year 2000 project plans for these utilities and is monitoring the continued compliance with their plans. The TrustCo contingency plan also provides for generator back up power at key sites to allow for minimum functionality should the primary electric providers be inoperative in Year 2000.

Personal Computers:
TrustCo reviewed all programs and departmental functions that utilize personal computers. This inventory was then prioritized to identify critical programs that needed to be Year 2000 ready. All of the critical programs have been rewritten or new software has been installed so that they are year 2000 ready.

Testing:
To ensure that each of the systems that TrustCo operates will be Year 2000 ready, a testing plan has been developed. To assist in testing, TrustCo has purchased redundant equipment for all of the hardware. This will facilitate extended hours for testing and will ensure that none of the testing will in any way affect production programs. As part of the test plan, TrustCo has identified several dates that need to be tested. These include year-end 1999 and 2000 and other critical dates during 1999 and 2000. Also various software and hardware vendors have identified critical test dates for their systems which have been incorporated into the overall test plan.

Detailed test scripts have been developed to determine that once the computer clocks have been rolled forward to the appropriate test dates, specific transactions and processes are performed to validate operational integrity. Data aging software has also been obtained that will assist in identifying all of the affected data fields and change them to the future date as required for the test.

The test plan requires each application to be tested initially on a stand-alone basis to ensure that it is operational in current date mode and will support production. Once that test is completed, the plan calls for each application to be tested in future date mode on a stand-alone basis. The test plan is designed to help identify and isolate problems, if any exist, in future date mode testing. The individual application testing will then lead to entity-wide testing in future date mode to ensure that all of the applications function properly in the future date

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

environment.

TrustCo has substantially completed testing of the mission-critical systems in future date mode. Test data and test scripts were completed for selected dates and all output and processing was completed. Further testing will continue in 1999 as TrustCo interfaces with third-party vendors and service providers.

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

Contingency Planning:
All of the mainframe application software is currently operational on software that TrustCo's vendors have identified as being Year 2000 ready. Likewise, all of the critical PC programs have been updated or rewritten to be Year 2000 ready. Substantially all future date testing has been completed and test results provided assurance to management that the system will be functional in Year 2000. As problems are identified, the affected programming code is analyzed and rewritten or replaced if needed.

The contingency plan that has been developed was designed to ensure that all

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

the testing and remediation efforts are completed in order to provide adequate time for final corrections to software prior to Year 2000. Plans are also being developed to identify and plan for unanticipated disruption of services after Year 2000. These plans include timetables for moving operations to disaster recovery sites, the availability of additional programming staff during the critical time periods and back-up for program and data files. Initial plans have been developed and will be updated continuously.

Cost:
The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial statements. Most of the costs associated with this project are for programming services paid to third-party consultants. Internal costs have not been captured, since they are relatively fixed costs and are a reallocation of existing resources to this project. Costs paid to third-party vendors during the Year 2000 project were for the following services:
  ' Installation of upgrades to software in order to utilize the most recent version released by the vendor,
  '  Applying the Year 2000 code,
  ' Applying custom code that is utilized by TrustCo in its operations, and, ' Providing production support to the Company as these upgrades are being installed.

The cost of applying the Year 2000 remediation code to the upgraded programs is not separately determinable from the other services that the third-party consultants have been providing. The professional service cost for the services noted above is estimated to be approximately $2 million for the Year 2000 project. Through March 31, 1999, approximately 75% of these costs have been expensed.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 1999

exchange partners and vendors. The Company believes that, with the implementation of the modifications of all the software and the monitoring of third-party data exchange partners and vendors, the possibility of significant interruptions of normal operations should be reduced.

The most likely worst case scenario is that certain interfaces and data exchanges with third parties and vendors may not be fully functional at or after the century date change. Because it is impossible to predict the nature of the failure, the length of time that it takes to correct, and the extent of the failure, it is not possible to reasonably estimate the impact on TrustCo. Management's plan for testing with third parties and vendors will be completed during 1999. This worst case scenario could increase the overall cost of the Year 2000 project; however, management believes that this scenario, though possible, has only a minor likelihood of occurring.

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

                             TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                             STATISTICAL DISCLOSURE

            I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                      INTEREST RATES AND INTEREST DIFFERENTIAL

               The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the Registrant and the Bank (adjusted for tax equivalency)for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax in the available for sale portfolio of $18.2 million in 1999 and $15.0 million in 1999 The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                              First Quarter                First Quarter
                                                   1999                         1998
                                       ___________________________  ___________________________ ____________________________
                                        Average            Average   Average            Average Change in Variance Variance
(dollars in thousands)                  Balance   Interest  Rate     Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                 Income/   Change   Change
               Assets                                                                            Expense
Commercial loans......................$  185,039 $   4,146   8.99%$   189,731 $   4,546   9.61%      (400)    (110)    (290)
Residential mortgage loans.............  963,790    18,920   7.85%    914,262    18,626   8.15%       294    3,421   (3,127)
Home equity lines of credit ...........  145,809     2,783   7.74%    169,807     3,944   9.42%    (1,161)    (513)    (648)
Installment loans......................   24,372       764  12.71%     27,520       879  12.95%      (115)     (99)     (16)
                                        ---------   ------           ---------   ------              -----   -----    -----
Loans, net of unearned income..........1,319,010    26,613   8.09%  1,301,320    27,995   8.63%    (1,382)   2,699   (4,081)

Securities available for sale:
 U.S. Treasuries and agencies..........  160,025     2,963   7.41%    266,512     5,091   7.64%    (2,128)  (1,976)    (152)
 Mortgage-backed securities............  248,932     4,079   6.55%    168,790     2,909   6.89%     1,170    2,098     (928)
 States and political subdivisions.....  131,705     2,611   7.93%    109,485     2,230   8.15%       381      757     (376)
 Other ................................  137,651     2,123   6.18%     61,119       928   6.09%     1,195    1,181       14
                                        ---------   ------           ---------   ------             -----    -----    -----
   Total securities available for sale.  678,313    11,776   6.95%    605,906    11,158   7.37%       618    2,060   (1,442)

Federal funds sold.....................  357,911     4,216   4.78%    373,144     5,122   5.57%      (906)    (203)    (703)
Other short-term investments...........    1,666        21   5.16%       ---       ---    ---          21       21      ---
                                        ---------   ------           ---------   ------             -----    -----    -----
  Total Interest earning assets........2,356,900    42,626   7.26%  2,280,370    44,275   7.79%    (1,649)   4,577   (6,226)
Allowance for loan losses..............  (56,275)   ------            (54,547)   ------             -----    -----    -----
Cash and noninterest earning assets....  142,232                      152,837
                                        ---------                    ---------
  Total assets........................$2,442,857                  $ 2,378,660
                                        =========                    =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$  258,415       676   1.06%$   239,338 $     908   1.54%      (232)     419     (651)
   Money market accounts...............   59,302       399   2.73%     57,835       417   2.93%       (18)      57      (75)
 Savings...............................  659,406     4,397   2.70%    651,644     5,115   3.18%      (718)     405   (1,123)
 Other time deposits...................  945,305    12,319   5.28%    954,321    13,748   5.84%    (1,429)    (129)  (1,300)
                                        ---------   ------           ---------   ------             -----    -----    -----
  Total time deposits..................1,922,428    17,791   3.75%  1,903,138    20,188   4.30%    (2,397)     752   (3,149)
Short-term borrowings..................  146,902     1,448   4.00%    130,830     1,567   4.86%      (119)     874     (993)
                                        ---------   ------           ---------   ------             -----    -----    -----
  Total interest bearing liabilities...2,069,330    19,239   3.77%  2,033,968    21,755   4.34%    (2,516)   1,626   (4,142)
Demand deposits........................  148,018    ------            128,083    ------             -----    -----    -----
Other liabilities......................   38,946                       40,682
Shareholders' equity...................  186,563                      175,927
                                        ---------                    ---------
  Total liab. & shareholders' equity..$2,442,857                  $ 2,378,660
                                        =========                    =========
Net interest income....................             23,387                       22,520               867    2,951   (2,084)
                                                    ------                       ------             -----    -----    -----
Net interest spread....................                      3.49%                        3.45%

Net interest margin (net interest
 income to total interest earning
   assets).............................                      3.94%                        3.92%

Tax equivalent adjustment                              960                          872
                                                    ------                       ------
   Net interest income per book........          $  22,427                    $  21,648
                                                    ======                       ======

Quantitative and Qualitative Disclosures about Market Risk

  There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  April 28, 1999             By:              /s/Robert A. McCormick
                                                     ----------------------
                                                     Robert A. McCormick
                                                     President and
                                                     Chief Executive Officer


  Date: April 28, 1999              By:              /s/Robert T. Cushing
                                                     ----------------------
                                                     Robert T. Cushing
                                                     Vice President and Chief
                                                     Financial Officer

                                 Exhibits Index


(a)      Exhibits - None