Form 10-Q
period 1999-06-30
TRUSTCO BANK CORP N Y
filed 1999-08-06
CIK 357301

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended        Commission File Number 0-10592
               June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Number of Shares Outstanding
           Class of Common Stock                       as of July 23, 1999
        ---------------------------                  ----------------------
               $1 Par Value                                26,887,074

                            TrustCo Bank Corp NY

                                    INDEX



  Part I.         FINANCIAL INFORMATION                       PAGE NO.
  Item 1.       Interim Financial Statements (Unaudited):
                Consolidated Statements of Income for the
                Three Months and Six Months Ended                    1
                June 30, 1999 and 1998

                Consolidated Statements of Financial Condition       2
                as of June 30, 1999 and December 31, 1998

                Consolidated Statements of Cash Flows for the    3 - 4
                Six Months Ended June 30, 1999 and 1998

                Notes to Consolidated Interim Financial          5 - 7
                Statements

                Independent Auditors' Review Report                  8

  Item 2.       Management's Discussion and Analysis            9 - 25

  Item 3.       Quantitative and Qualitative Disclosures About      26
                Market Risk

  Part II.        OTHER INFORMATION

  Item 1.       Legal proceedings - None

  Item 2.       Changes in Securities - None

  Item 3.       Defaults Upon Senior Securities --None

  Item 4.       Submissions of Matters to Vote of Security          29
                Holders - Annual Meeting

  Item 5.       Other Information - None

 Item 6.Exhibits and Reports on Form 8-K

(a)      Exhibits

Reg S-K (Item 601)
Exhibit No.         Description     ____                             Page No.

3 (i) Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY

22                  Submission of Matters to Vote of Security           29
                    Holders - Annual Meeting




(b)     Reports on Form 8-K
        Filing of Form 8-K on May 18, 1999, regarding May 18, 1999, letter to shareholders which contained discussion of May 17, 1999, annual meeting of shareholders, and a press release dated May 18, 1999, declaring a cash dividend of $0.275 payable on July 1, 1999, to shareholders of record June 11, 1999, incorporated herein by reference.


        Filing of Form 8-K on July 20, 1999, regarding two press releases dated July 20, 1999, detailing second quarter financial results, incorporated herein by reference.
                                       ii



                                                                           TRUSTCO BANK CORP NY
                                                            Consolidated Statements of Income (unaudited)
                                                              (dollars in thousands, except per share data)
                                                              3 Months Ended      6 Months Ended
                                                                  June 30             June 30
                                                             1999     1998      1999      1998

   Interest income:

    Interest and fees on loans                           $   26,466   27,805    53,026   55,687
    Interest on U. S. Treasuries and agencies                 2,680    3,824     5,632    8,902
    Interest on states and political
     subdivisions                                             1,825    1,538     3,598    3,059
    Interest on mortgage-backed securities                    4,244    2,963     8,323    5,872
    Other securities                                          2,201    1,388     4,287    2,279
    Interest on federal funds sold                            4,182    6,296     8,398   11,418

       Total interest income                                 41,598   43,814    83,264   87,217

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                701      937     1,377    1,845
       Savings                                                4,507    5,228     8,904   10,343
       Money market deposit accounts                            413      415       812      832
       Time deposits                                         11,511   13,974    23,830   27,722
    Interest on short-term borrowings                         1,481    1,904     2,929    3,471

      Total interest expense                                 18,613   22,458    37,852   44,213

      Net interest income                                    22,985   21,356    45,412   43,004
   Provision for loan losses                                  1,500    1,558     3,013    2,930

      Net interest income after provision
       for loan losses                                       21,485   19,798    42,399   40,074

   Noninterest income:
    Trust department income                                   2,040    2,024     3,911    3,699
    Fees for other services to customers                      2,117    2,150     4,249    4,206
    Net gain/(loss) on securities transactions                 (657)     104    (1,077)     136
    Other                                                       750    1,069     2,587    1,860

     Total noninterest income                                 4,250    5,347     9,670    9,901

   Noninterest expenses:
    Salaries and employee benefits                            6,092    5,662    12,316   11,459
    Net occupancy expense                                     1,203    1,135     2,444    2,400
    Equipment expense                                         1,310    1,346     3,107    2,594
    FDIC insurance expense                                       61       61       124      123
    Professional services                                       654      792     1,248    1,379
    Other real estate expenses / (income)                      (296)      36      (384)     362
    Other                                                     2,329    2,267     4,700    4,511

     Total noninterest expenses                              11,353   11,299    23,555   22,828

      Income before taxes                                    14,382   13,846    28,514   27,147
   Applicable income taxes                                    4,890    5,180     9,699   10,103

       Net income                                        $    9,492    8,666    18,815   17,044

Net income per Common Share:

       - Basic                                           $     0.35     0.32      0.70     0.63


       - Diluted                                         $     0.34     0.31      0.67     0.61


   Per share data is adjusted for  the effect of the 15% stock split declared


   See accompanying notes to consolidated interim financial statements.

                                                                       TRUSTCO BANK CORP NY

                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                            06/30/99            12/31/98
  ASSETS:                                                  (unaudited)

 Cash and due from banks                                 $    42,230              41,950

 Federal funds sold                                          293,000             358,000

 Other short-term funds                                            0              24,979

   Total cash and cash equivalents                           335,230             424,929

 Securities available for sale:
  U. S. Treasuries and agencies                              175,531             167,825
  States and political subdivisions                          134,886             129,745
  Mortgage-backed securities                                 242,162             249,489
  Other                                                      160,595             170,351

   Total securities available for sale                       713,174             717,410

 Loans:
  Commercial                                                 187,189             188,115
  Residential mortgage loans                                 975,853             961,499
  Home equity line of credit                                 140,242             147,581
  Installment loans                                           23,222              26,574

   Total loans                                             1,326,506           1,323,769
 Less:
  Allowance for loan losses                                   55,656              54,375
  Unearned income                                                957               1,066

  Net loans                                                1,269,893           1,268,328

 Bank premises and equipment                                  15,775              17,022
 Real estate owned                                             2,518               5,174
 Other assets                                                 72,426              52,217

    Total assets                                         $ 2,409,016           2,485,080

  LIABILITIES:

 Deposits:
  Demand                                                 $   151,142             154,358
  Interest-bearing checking                                  257,300             266,027
  Savings accounts                                           672,855             660,376
  Money market deposit accounts                               60,613              58,061
  Certificates of deposit (in denominations of
   $100,000 or more)                                         115,277             139,310
  Time deposits                                              787,544             829,282

   Total deposits                                          2,044,731           2,107,414

 Short-term borrowings                                       142,178             147,924
 Accrued expenses and other liabilities                       45,579              43,900

   Total liabilities                                       2,232,488           2,299,238

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 and 50,000,000 shares authorized and 28,164,017 and 27,976,793 shares issued June 30, 1999
   and December 31, 1998, respectively                        28,164              27,977
 Surplus                                                     112,013             110,398
 Undivided profits                                            44,556              40,533
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale        7,860              18,603
 Treasury stock at cost - 1,328,279 and 1,184,525 shares
   June 30, 1999 and December 31, 1998, respectively         (16,065)            (11,669)

   Total shareholders' equity                                176,528             185,842

   Total liabilities and shareholders' equity            $ 2,409,016           2,485,080




 See accompanying notes to consolidated interim financial


                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                   1999                1998
                                                          --------            --------
Cash flows from operating activities:

Net income..............................................$   18,815              17,044
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................    1,385               1,062
  Gain on sales of fixed assets..........................   (1,246)               (587)
  Provision for loan losses..............................    3,013               2,930
  Loss on sale of securities available for sale..........    2,268                   2
  Gain on sale of securities available for sale..........   (1,191)               (138)
  Provision for deferred tax benefit.....................     (717)             (2,076)
 (Increase)/decrease in taxes receivable.................    9,571              (3,135)
  Decrease in interest receivable........................      420                 593
  Increase/(decrease) in interest payable................     (319)                 51
  Increase in other assets...............................  (21,141)             (2,941)
  Increase in accrued expenses...........................    1,979               5,313
                                                          --------            --------
    Total adjustments....................................   (5,978)              1,074
                                                          --------            --------
Net cash provided by operating activities................   12,837              18,118
                                                          --------            --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale...  115,191              29,522
  Purchase of securities available for sale.............. (241,016)           (181,723)
  Proceeds from maturities and calls
   of securities available for sale......................  110,821             156,261
  Net increase in loans..................................   (6,674)            (18,095)
  Proceeds from dispositions of real estate owned........    3,830               2,653
  Proceeds from sales of fixed assets....................    2,081               1,474
  Capital expenditures...................................     (973)               (887)
                                                          --------            --------
    Net cash used in investing activities................  (16,740)            (10,795)
                                                          --------            --------
Cash flows from financing activities:
  Net increase/(decrease) in deposits....................  (62,683)             50,171
  Increase/(decrease) in short-term borrowing............   (5,746)              1,628
  Proceeds from exercise of stock options................    1,322                 170
  Proceeds from sale of treasury stock...................    2,790               3,065
  Purchase of treasury stock.............................   (6,706)             (7,054)
  Dividends paid.........................................  (14,773)            (12,858)
                                                          --------            --------
    Net cash (used in)/provided by financing activities..  (85,796)             35,122
                                                          --------            --------
Net increase/(decrease) in cash and cash equivalents.....  (89,699)             42,445

Cash and cash equivalents at beginning of period.........  424,929             437,740
                                                          --------            --------
Cash and cash equivalents at end of period..............$  335,230             480,185
                                                          ========            ========


See accompanying notes to consolidated interim financial statements.       (Continued)



                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                   1999                1998
                                                          --------            --------

  Interest paid.........................................$   38,171              44,162
  Income taxes paid......................................      845              12,370
  Transfer of loans to real estate owned.................    2,096               2,219
  Increase/(decrease) in dividends payable...............       19                 (37)
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............   18,163              (7,440)
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................   (7,420)              3,040









See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three months and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1998 Annual Report to Shareholders on Form 10-K.


2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 1999 and 1998 follows:


                                                 Weighted Average
  (In thousands,                        Net         Shares            Per Share
  except per share data)              Income      Outstanding          Amounts
                                    -------------------------------------------
  For the quarter ended
  June 30, 1999:

  Basic EPS:
     Net income available to            $9,492      26,888               $0.35
     common shareholders.........
  Effect of Dilutive Securities:
     Stock options...............        -----       1,076               -----

                                    -------------------------------------------
  Diluted EPS                           $9,492      27,964               $0.34
                                    ===========================================

  For six months ended
  June 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders.........      $18,815      26,881               $0.70

  Effect of Dilutive Securities:
     Stock options...............       -----        1,097               -----

                                     ------------------------------------------
  Diluted EPS                          $18,815      27,978               $0.67
                                     ==========================================

Per share data have been adjusted for the 15% stock split declared in August 1998.


                                                 Weighted Average
  (In thousands,                      Net            Shares           Per Share
  except per share data)            Income         Outstanding          Amounts
                                  ---------------------------------------------
  For the quarter ended
  June 30, 1998:


  Basic EPS:
     Net income available to
     common shareholders........     $8,666           26,804              $0.32

  Effect of Dilutive Securities:
     Stock options..............      -----            1,116              -----

                                   --------------------------------------------
  Diluted EPS                        $8,666           27,920              $0.31
                                   ============================================

  For six months ended
  June 30, 1998:

  Basic EPS:
     Net income available to
     common shareholders........     $17,044          26,843              $0.63

  Effect of Dilutive Securities:
     Stock options...............     -----            1,101             -----

                                    -------------------------------------------
  Diluted EPS                        $17,044          27,944              $0.61
                                    ===========================================

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


Comprehensive income for the three month periods ended June 30, 1999 and 1998 was $820,000 and $14,504,000 respectively, and $8,072,000 and
$21,444,000 for the six month periods ended June 30, 1999 and 1998, respectively. The following summarizes the components of other comprehensive income:

                                                    (dollars in thousands)
  Unrealized gains on securities:                Three months ended June 30
                                                     1999            1998
                                               --------------------------------

 Unrealized holding gains/(losses) arising
 during period, net of tax (pre-tax loss
 of $15,318 for 1999 and pre-tax gain of
 $9,975 for 1998)                                 ($9,061)            5,899

  Reclassification adjustment for net
  gain/(loss) realized in net income
  during the period, net of tax (pre-tax
  loss of $657 for 1999 and pre-tax
  gain of $104 for 1998)                             (389)               61

                                                -------------------------------
                                                ===============================

  Other comprehensive income/(loss)               ($8,672)            5,838
                                                ===============================

                                                  (dollars in thousands)
  Unrealized gains on securities:                   Six months June 30
                                                     1999            1998
  Unrealized holding gains/(losses)
  arising during period, net of tax
 (pre-tax loss of $19,240 for 1999
  and pre-tax gain of $7,576for 1998)             ($11,380)           4,480

  Reclassification adjustment for net
  gain/(loss) realized in net income
  during period, net of tax (pre-tax
  loss of $1,077 for 1999 and pre-tax
  gain of $136 for 1998)                             (637)               80
                                                 -----------------------------

  Other comprehensive income/(loss)              ($10,743)           $4,400
                                                 ==============================

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 1999, and the related consolidated statements of income for the three month and six month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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




/s/KPMG LLP
______________________________
KPMG LLP

Albany, New York
July 9, 1999

                             TrustCo Bank Corp NY
                    Management's Discussion and Analysis
                                June 30, 1999

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 1999, with comparisons to 1998 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1998 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 1998.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 1999 and 1998.

Overview
TrustCo recorded net income of $9.5 million, or $0.34 of diluted earnings per share for the three months ended June 30, 1999, as compared to net income of $8.7 million or $0.31 of diluted earnings per share in the same period in 1998. For the six month period ended June 30, 1999, TrustCo recorded net income of $18.8 million, or $0.67 of diluted earnings per share, as compared to $17.0 million, or $0.61 of diluted earnings per share for the comparable period in 1998.

The primary factors accounting for the year to date increases are:

    ' Increase in average total interest earning assets of $45.7 million or 2.0% between June 30, 1998 and June 30, 1999,

    ' A 16 basis points increase in the net interest margin from 3.85% for the first six months of 1998 to 4.01% for 1999,

    ' An increase in noninterest income (excluding securities transactions) by approximately $1 million to $10.7 million at June 30, 1999, and

    ' A reduction in applicable income taxes by $400 thousand between 1998 and 1999.

These increases were partially offset by an increase of $700 thousand in noninterest expense.

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

Earning Assets

Total average interest earning assets increased from $2.34 billion for the second quarter of 1998 to $2.36 billion in 1999 with an average yield of 7.23% in 1999 and 7.63% in 1998. Income on earning assets decreased by $2.1 million during this same time-period from $44.7 million in 1998 to $42.6 million in 1999. The decrease in interest income on earning assets was attributable to the reduction in yield on these assets.

For the six month period ended June 30, 1999, the average balance of interest earning assets was $2.36 billion, an increase of $45.7 million or 2% from the balance for the comparable period in 1998 of $2.31 billion. The average yield on interest earning assets was 7.71% for 1998, compared to 7.24% in 1999. The increase in the average balance of earning assets did not completely offset the reduction in the yield earned on these assets, thereby resulting in a reduction in interest income of $3.7 million to $85.2 million for the six months of 1999, compared to $88.9 million for the six months of 1998.

Loans
The average balance of loans for the second quarter was $1.32 billion in 1999 and $1.31 billion in 1998. The yield on loans decreased from 8.54% in 1998 to 8.01% in 1999. The combination of the higher average balances offset by the lower rates resulted in a decrease in the interest income on loans by $1.4 million.

For the six-month period ended June 30, 1999, the average balance in the loan portfolio was $1.32 billion compared to $1.30 billion for the comparable period in 1998. The average yield decreased from 8.59% in 1998 to 8.05% in 1999. The increase in the average balance of loans outstanding offset slightly the impact of the reduction in the yield resulting in total interest income of $53.1 million in 1999 compared to $55.9 million in 1998.

The reduction in the yield in the loan portfolio was the result of dramatic reductions in the rates for new and refinanced loans. Since June 1998, market interest rates on real estate loan products have decreased, thereby stimulating new loan demand and providing an opportunity for customers to refinance their existing loan balances at lower rates. This situation resulted in the residential mortgage loan portfolio growing on average by $46.8 million for the six-month period ended June 30, 1999, compared to June 30, 1998. This growth in the residential mortgage loan portfolio caused the yield to decrease from 8.11% for the six-month period ended June 30, 1998 to 7.82% for the comparable period in 1999. The home equity loan portfolio and the commercial real estate portfolio are also significantly affected by the interest rates in the marketplace. Both products have rates tied to various indexes such as prime rate. As the index changes, so will the rates earned on these assets. The commercial loan yield decreased from 9.54% for the six-month period ended June 30, 1998 to 8.90% for the six-month period ended June 30, 1999. The home equity loan portfolio experienced a similar reduction in rates as the average yield decreased from 9.44% in 1998 to 7.72% in 1999. The home equity loan rate decline was also the result of reductions made in the pricing process for this product in order to make it more competitive with home equity loans offered at other financial institutions. Though these changes in pricing were made for the home equity loan product, the average balance of these loans decreased from $165.8 million for the six-month period ended June 30, 1998 to $144.1 million for the comparable period in 1999.

Securities Available for Sale
During the second quarter of 1999, the average balance of securities available for sale was $682.1 million with a yield of 6.98%, compared to $579.7 million for the second quarter of 1998 with a yield of 7.23%. The combination of the increase in average balance offset by the reduction in the yields caused an increase in interest income on securities available for sale of $1.4 million between the second quarter of 1999 and 1998.

The six-month results reflect the same principal trends noted for the second quarter. The total average balance of securities available for sale during the six months of 1999 was $680.2 million with an average yield of 6.96% compared to an average balance for

1998 of $592.7 million with a yield of 7.30%.

Reflected in both the second quarter and six-month results are reductions in the average balances invested in securities issued by the U.S. Government or its agencies that are "callable" by the agency. As interest rates in the market have decreased, these securities were called by the agency and consequently resulted in TrustCo having additional funds in overnight investments. Through the second quarter there has also been an increase in the amount invested in mortgage-backed securities. These are pass through securities that are secured by the underlying mortgage loans and government guarantees. With the types of mortgage-backed securities that TrustCo purchases, there is little credit risk in the portfolio. Rather, the risk with respect to these securities rests with the issue of interest rates. As interest rates in the mortgage markets decrease, the underlying loans will prepay early or refinance in their entirety. Generally, mortgage-backed securities provide cash flows over a longer time period to final maturity, than do callable securities.

Also during the later part of 1998 and into early 1999, TrustCo has invested in asset-backed securities. The underlying collateral for these bonds are home equity loans and home equity lines of credit. Virtually all of the bonds are insured and have an average life of less than three years. All of the bonds are "AAA" rated by Standard and Poors or Moody's. At June 30, 1999, the Company had invested $115.6 million in asset-backed securities.


Federal Funds Sold
During the second quarter of 1999, the average balance of federal funds sold was $350.4 million with a yield of 4.79%, compared to the average balance for the three month period ended June 30, 1998 of $455.3 million with an average yield of 5.55%. The $104.9 million reduction in the average balance, combined with the 76 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $4.2 million for 1999 compared to $6.3 million for 1998.

During the six-month period ended June 30, 1999, the average balance of federal funds was $354.1 million with a yield of 4.78% compared to an average balance of $414.4 million in 1998 with an average yield of 5.56%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. The reduction in the average balance for the three month and six month periods of 1999 compared to 1998 are the result of increases in the loan and securities portfolios during those time periods, funded through the liquidation of federal funds sold.

The reduction in the yield on federal funds sold between 1998 and 1999 is the result of changes made by the Federal Reserve Bank for the target rate on overnight federal funds investments. During the later part of 1998 the Federal Reserve Bank reduced its target rate by 75 basis points to 4.75%.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts. Also, TrustCo developed a Short-Term Investment Account which was introduced in 1995 exclusively for customers of the Trust Department.

During the quarter, total interest bearing liabilities were $2.1 billion for both 1998 and 1999. The rate paid on total interest bearing liabilities was 4.33% for the second quarter of 1998, 70 basis points greater than the 3.63% rate paid for 1999. Total interest expense for the second quarter decreased $3.8 million to $18.6 million for 1999 compared to $22.5 million for 1998.

Similar changes in interest bearing liabilities were noted for the six-month period as was discussed for the quarter. Total interest bearing liabilities were $2.1 billion for the six-month periods ended June 30, 1999 and 1998. The rate paid on these balances decreased from 4.34% for 1998 to 3.70% for 1999.

During 1998 and continuing into 1999, TrustCo has reduced the rate paid on all funding sources from 4.33% for the second quarter of 1998 to 3.63% for the second quarter of 1999. These reductions in interest rates were the result of a general fall in interest rates in the market place between those two dates. The Federal Reserve Bank reduced the target federal funds rate by 75 basis points during the same time period. From that reduction there were also declines in bond yields, mortgage interest rates and deposit rates. TrustCo has actively managed the pricing of deposit products in relation to investment opportunities and marketing objectives. Interest rates on all deposit types have been aggressively reduced, while at the same time the average balances have increased from the period one year ago.

Net Interest Income
Taxable equivalent net interest income increased to $24.0 million for the second quarter of 1999. The net interest spread also increased 30 basis points between 1998 and 1999 and the net interest margin increased by 28 basis points.

Similar increases were noted in taxable equivalent net interest income, net interest spread and net interest margin for the six-month period ended June 30, 1999, compared to the same period in 1998. Net interest income for the first six months of 1999 was $47.4 million, an increase of $2.7 million over the $44.7 million for the first six months of 1998. Net interest spread increased 17 basis points to 3.54% and net interest margin increased 16 basis points to 4.01% for the six-month period ended June 30, 1999, compared to the six-month period ended June 30, 1998.

Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 1999.

Nonperforming loans: Total nonperforming loans were $11.5 million at June 30, 1999, a decrease from the $12.4 million of nonperforming loans at December 31, 1998 and up from the $11.0 million at June 30, 1998. Nonaccrual loans were $5.4 million at June 30, 1999 down from the $7.1 million at December 31, 1998 and down from the $6.4 million at June 30, 1998. Restructured loans were $4.1 million at June 30, 1999 compared to $3.8 million at December 31, 1998 and $3.8 million at June 30, 1998.

Of the $11.5 million of nonperforming loans at June 30, 1999, all but $1.9 million are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

         ' The overall emphasis within TrustCo for residential real estate originations,
         ' The relatively weak economic environment in the upstate New York territory, and
         ' The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at June 30, 1999 of $5.2 million, consisted of restructured retail loans. During the first six months of 1999, there have been $190 thousand of commercial loan charge offs, $285 thousand of consumer loan charge offs and $4.2 million of mortgage loan charge offs as compared with $575 thousand of commercial loan charge offs, $440 thousand of consumer loan charge offs and $2.4 million of mortgage loan charge offs in the first six months of 1998. Recoveries during the first six-month periods have been $2.9 million in 1999 and $1.7 million in 1998.

Real estate owned: Total real estate owned of $2.5 million at June 30, 1999 decreased by $2.7 million since year-end 1998. This decrease was due to the sale of two commercial real estate properties and various residential properties during 1999.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 1999, the allowance for loan losses was $55.7 million, which represents a slight increase from the $54.4 million in the allowance at December 31, 1998. The allowance represents 4.20% of the loan portfolio as of June 30, 1999 compared to 4.11% at December 31, 1998. The provision charged to expense was $1.5 million compared to $1.6 million for the second quarter of 1999 compared to 1998. For the six-month periods, the provision charged to expense was $3.0 million for 1999 and $2.9 million for 1998.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
         ' The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

         ' The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

         ' Changes in underwriting standards in the competitive environment in which TrustCo operates,

         ' Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

         ' The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 1999 was $4.3 million, a decrease of $1.1 million from the comparable period in 1998. During the 1999 period, the Company recorded net securities losses of $657 thousand compared to $104 thousand of net gains for the comparable period in 1998. Excluding these securities transactions, noninterest income decreased from $5.2 million in the second quarter of 1998 to $4.9 million in 1999. The decrease is the result of a gain recognized on the sale of bank premises and equipment in 1998 for $540 thousand.

Similar results were also recognized for the six months of 1999 compared to 1998. Total noninterest income was $9.7 million for 1999 compared to $9.9 million for 1998. Excluding net securities transactions, the balances for 1999 and 1998 would have been $10.7 million and $9.8 million respectively. Most of the year to date increase resulted from the gain on sales of bank premises and equipment. As of June 30, 1998 the gain on sales of bank premises and equipment was $587 thousand, while as of June 30, 1999 it was $1.2 million.

Noninterest Expenses
Total noninterest expense for the second quarter of 1999 was $11.4 million up slightly from $11.3 million in the second quarter of 1998. For the six-months ended June 30, 1999 and 1998, total noninterest expense was $23.6 million and $22.8 million respectively.

Income Taxes
In the second quarter of 1999 and 1998, TrustCo recognized income tax expense of $4.9 million and $5.2 million respectively. This resulted in an effective tax rate of 34.0% for 1999 and 37.4% for 1998. For the six-months of 1999, total income tax expense was $9.7 million compared to $10.1 million for 1998.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 1999 was $176.5 million, a decrease of $9.3 million from the year-end of 1998 balance of $185.8 million. The change in the shareholders' equity between year-end 1998 and June 30, 1999 reflects the net income retained by TrustCo offset by a $10.7 million decrease in the net unrealized gain on securities available for sale, and a $4.4 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.55 per share during the first six-months of 1999 compared to $0.478 in 1998. These resulted in a dividend payout ratio of 78.62% in 1999 and 75.22% in 1998. The Company achieved the following capital ratios as of June 30, 1999 and 1998:

                                            June 30,         Minimum Regulatory
                                        1999        1998        Guidelines
        Tier 1 risk adjusted
               capital                 13.08%       12.77        4.00

        Total risk adjusted
               capital                 14.37        14.06        8.00


In addition, at June 30, 1999 and 1998, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.02% and 6.77%, respectively.

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

TrustCo has completed the installation of all upgrades and program changes required by the software vendors to make all mission critical systems Year 2000 compliant. Testing has also been successfully completed with respect to these systems to determine that they are functional using Year 2000 dates. The schedule for the remainder of 1999 is to continue testing the systems, and to install any new program changes identified by the software vendors. TrustCo will also continue testing with third party exchange partners and vendors for the remainder of 1999.

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

The contingency plan that has been developed was designed to ensure that all the testing and remediation efforts are completed in order to provide adequate time for final corrections to software prior to Year 2000. Plans are also being developed to identify and plan for unanticipated disruption of services after Year

2000. These plans include timetables for moving operations to disaster recovery sites, the availability of additional programming staff during the critical time periods and back-up for program and data files. Initial plans have been developed and will be updated continuously.

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

The cost of applying the Year 2000 remediation code to the upgraded programs is not separately determinable from the other services that the third-party consultants have been providing. The professional service cost for the services noted above is estimated to be approximately $2 million for the Year 2000 project. Through June 30, 1999, approximately 80% of these costs have been expensed.

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


                                                                 TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                                 STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                          INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $15.1 million in 1999 and $14.7 million in 1998.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                             Second Quarter               Second Quarter
                                                  1999                         1998
                                      ___________________________  ___________________________ ____________________________
                                       Average            Average   Average            Average Change in Variance Variance
(dollars in thousands)                 Balance   Interest  Rate     Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                Income/   Change   Change
               Assets                                                                           Expense

Commercial loans.....................$  187,979 $   4,144   8.82% $  191,178 $   4,521   9.47%      (377)     (75)    (302)
Residential mortgage loans............  971,082    18,923   7.79%    926,958    18,703   8.07%       220    3,109   (2,889)
Home equity lines of credit ..........  142,432     2,735   7.70%    161,854     3,817   9.46%    (1,082)    (425)    (657)
Installment loans.....................   22,793       714  12.57%     26,519       840  12.70%      (126)    (117)      (9)
                                      ----------  --------         ----------  --------          -------    -----    -----
Loans, net of unearned income.........1,324,286    26,516   8.01%  1,306,509    27,881   8.54%    (1,365)   2,492   (3,857)

Securities available for sale:
 U.S. Treasuries and agencies.........  148,301     2,690   7.25%    204,768     3,837   7.50%    (1,147)  (1,027)    (120)
 Mortgage-backed securities...........  255,894     4,244   6.63%    174,824     2,963   6.78%     1,281    1,713     (432)
 States and political subdivisions....  135,972     2,688   7.91%    111,260     2,255   8.11%       433      791     (358)
 Other ...............................  141,887     2,276   6.42%     88,805     1,424   6.41%       852      851        1
                                      ----------  --------         ----------  --------          -------    -----    -----
   Total securities available for sale  682,054    11,898   6.98%    579,657    10,479   7.23%     1,419    2,328     (909)

Federal funds sold....................  350,374     4,182   4.79%    455,264     6,296   5.55%    (2,114)  (1,326)    (788)
Other short-term funds................    -----     ----     ----      -----     ----     ----       ---      ---      ---
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total Interest earning assets.......2,356,714    42,596   7.23%  2,341,430    44,656   7.63%    (2,060)   3,494   (5,554)
Allowance for loan losses.............  (56,440)  --------           (55,873)  --------          -------    -----    -----
Cash and non-interest earning assets..  132,870                      153,269
                                      ----------                   ----------
  Total assets.......................$2,433,144                   $2,438,826
                                      ==========                   ==========
Liabilities and shareholders' equity
Deposits:
 Interest bearing checking.........$    263,428       701   1.07%$   243,613 $     937   1.54%      (236)     435     (671)
 Money market accounts..............     60,754       413   2.72%     56,799       415   2.93%        (2)     115     (117)
 Savings..............................  668,767     4,507   2.70%    658,755     5,228   3.18%      (721)     513   (1,234)
 Time deposits........................  914,166    11,511   5.05%    962,964    13,974   5.82%    (2,463)    (682)  (1,781)
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total time deposits.................1,907,115    17,132   3.60%  1,922,131    20,554   4.29%    (3,422)     381   (3,803)
Short-term borrowings.................  151,219     1,481   3.93%    156,401     1,904   4.88%      (423)     (61)    (362)
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total interest bearing liabilities..2,058,334    18,613   3.63%  2,078,532    22,458   4.33%    (3,845)     320   (4,165)
Demand deposits.......................  150,039   --------           137,537   --------          -------    -----    -----
Other liabilities.....................   40,311                       47,155
Shareholders' equity..................  184,460                      175,602
                                      ----------                   ----------
  Total liab. & shareholders' equity.$2,433,144                  $ 2,438,826
                                      ==========                   ==========
Net interest income...................             23,983                       22,198             1,785    3,174   (1,389)
                                                  --------                     --------          -------    -----    -----
Net interest spread...................                      3.60%                        3.30%

Net interest margin (net interest
 income to total interest earning
   assets)............................                      4.07%                        3.79%

Tax equivalent adjustment                             998                          842
                                                  --------                     --------
   Net interest income per book.......          $  22,985                    $  21,356
                                                  ========                     ========



                                                                 TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                                 STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                          INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods.
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $16.6 million in 1999 and $14.9 million in 1998.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                               Six Months                   Six Months
                                                  1999                         1998
                                      ___________________________  ___________________________ ____________________________
                                       Average            Average   Average            Average Change in Variance Variance
(dollars in thousands)                 Balance   Interest  Rate     Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                Income/   Change   Change
               Assets                                                                           Expense

Commercial loans.....................$  186,556 $   8,289   8.90% $  190,459 $   9,067   9.54%      (778)    (183)    (595)
Residential mortgage loans............  967,417    37,842   7.82%    920,645    37,329   8.11%       513    3,412   (2,899)
Home equity lines of credit ..........  144,111     5,518   7.72%    165,808     7,761   9.44%    (2,243)    (938)  (1,305)
Installment loans.....................   23,578     1,478  12.64%     27,017     1,719  12.83%      (241)    (216)     (25)
                                      ----------  --------         ----------  --------          -------    -----    -----
Loans, net of unearned income.........1,321,662    53,127   8.05%  1,303,929    55,876   8.59%    (2,749)   2,075   (4,824)

Securities available for sale:
 U.S. Treasuries and agencies.........  154,131     5,653   7.33%    235,469     8,928   7.58%    (3,275)  (2,991)    (284)
 Mortgage-backed securities...........  252,433     8,323   6.59%    171,824     5,872   6.84%     2,451    3,051     (600)
 States and political subdivisions....  133,850     5,299   7.92%    110,377     4,485   8.13%       814    1,138     (324)
 Other ...............................  139,780     4,401   6.30%     75,039     2,352   6.28%     2,049    2,039       10
                                      ----------  --------         ----------  --------          -------    -----    -----
   Total securities available for sale  680,194    23,676   6.96%    592,709    21,637   7.30%     2,039    3,237   (1,198)

Federal funds sold....................  354,122     8,398   4.78%    414,431    11,418   5.56%    (3,020)  (1,543)  (1,477)
Other short-term funds................      828        21   5.16%      -----     ----     ----        21       21      ---
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total Interest earning assets.......2,356,806    85,222   7.24%  2,311,069    88,931   7.71%    (3,709)   3,790   (7,499)
Allowance for loan losses.............  (56,358)  --------           (55,214)  --------          -------    -----    -----
Cash and non-interest earning assets..  137,526                      153,054
                                      ----------                   ----------
  Total assets.......................$2,437,974                   $2,408,909
                                      ==========                   ==========
Liabilities and shareholders' equity
Deposits:
 Interest  bearing checking..........$  260,936     1,377   1.06%$   241,487 $   1,845   1.54%      (468)     379     (847)
 Money market accounts................   60,032       812   2.73%     57,314       832   2.93%       (20)      86     (106)
 Savings..............................  664,112     8,904   2.70%    655,219    10,343   3.18%    (1,439)     400   (1,839)
 Time deposits........................  929,649    23,830   5.17%    958,667    27,722   5.83%    (3,892)    (819)  (3,073)
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total time deposits.................1,914,729    34,923   3.68%  1,912,687    40,742   4.30%    (5,819)      46   (5,865)
Short-term borrowings.................  149,073     2,929   3.96%    143,686     3,471   4.87%      (542)     346     (888)
                                      ----------  --------         ----------  --------          -------    -----    -----
  Total interest bearing liabilities..2,063,802    37,852   3.70%  2,056,373    44,213   4.34%    (6,361)     392   (6,753)
Demand deposits.......................  149,034   --------           132,836   --------          -------    -----    -----
Other liabilities.....................   39,632                       43,937
Shareholders' equity..................  185,506                      175,763
                                      ----------                   ---------
  Total liab. & shareholders' equity.$2,437,974                  $ 2,408,909
                                      ==========                   ==========
Net interest income...................             47,370                       44,718             2,652    3,398     (746)
                                                  --------                     --------          -------    -----    -----
Net interest spread...................                      3.54%                        3.37%

Net interest margin (net interest
 income to total interest earning
   assets)............................                      4.01%                        3.85%

Tax equivalent adjustment                           1,958                        1,714
                                                  --------                     --------
   Net interest income per book.......          $  45,412                    $  43,004
                                                  ========                     ========

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














                                                     TrustCo Bank Corp NY


  Date:  July 30, 1999              By:          /s/ Robert A. McCormick
                                                    ---------------------------
                                                     Robert A. McCormick
                                                     President and
                                                     Chief Executive Officer


  Date: July 30, 1999               By:          /s/ Robert T. Cushing
                                                    ---------------------------
                                                     Robert T. Cushing
                                                     Vice President and Chief
                                                     Financial Officer

                                      Exhibits Index


Reg S-K
Exhibit No.        Description                                        Page No.

22                 Submission of Matters to Vote of Security                29
                   Holders - Annual Meeting

                                                                    Exhibit 22

Item 4. Submission of Matters to Vote of Security Holders - Annual Meeting. At the annual meeting held May 17, 1999, shareholders of the Company were asked to consider the Company's nominees for directors and to elect four (4) directors to serve for a term of three (3) years. The Company's nominees for director were:
Lionel O. Barthold, Richard J. Murray, Jr., William D. Powers, and William F. Terry.

1.     The results of shareholder voting are as follows:

       Director                      For            Withheld         Abstain
       Lionel O. Barthold           23,730,571       713,185           N/A
       Richard J. Murray, Jr.       23,746,732       697,024           N/A
       William D. Powers            23,699,817       743,940           N/A
       William F. Terry             23,648,564       795,193           N/A

       Directors continuing in office are Barton A. Andreoli, M. Norman Brickman, Anthony J. Marinello, MD, PhD, Robert A. McCormick, Nancy A. McNamara, John S. Morris, PhD, James H. Murphy, DDS, Kenneth C. Petersen, and William J. Purdy.

2. Shareholders of the Company were asked to adopt an amendment to the Amended and Restated Certificate of Incorporation of TrustCo to increase the authorized shares of Common Stock from 50,000,000 to 100,000,000. The results of shareholder voting are as follows:

                    For            Withheld         Abstain
                 23,173,235        1,120,229        150,292

3. Shareholders of the Company were asked to approve a proposal to adopt an amendment to the 1995 TrustCo Bank Corp NY Stock Option Plan to increase the authorized number of shares of Common Stock issuable under the Plan in addition to several administrative changes. The results of shareholder voting are as follows:

                    For            Withheld         Abstain
                 21,204,202        2,982,929        256,625

4. Shareholders of the Company were asked to consider a proposal to ratify the appointment by Trustco's Board of Directors of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 1999. The results of shareholder voting are as follows:

                    For            Withheld         Abstain
                 24,082,638        143,398          217,720

                              CERTIFICATE OF AMENDMENT
                           OF THE CERTIFICATE OF INCORPORATION
                                           OF
                                  TRUSTCO BANK CORP N Y
                   UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW

     WE, THE UNDERSIGNED, Robert A. McCormick and William F. Terry, being respectively, the President and Chief Executive Officer and the Secretary of TrustCo Bank Corp N Y (the "Corporation"), certify:

1.       The name of the Corporation is TrustCo Bank Corp N Y.

2. The certificate of Incorporation was filed by the Department of State on he twenty-eighth day of October, 1981. A restated Certificate of Incorporation was filed by the Department of State on the fifteenth day of July, 1988 and an Amendment to the Certificate of Incorporation was filed by the Department of State on the twenty-ninth day of August, 1991. An additional Restated Certificate of Incorporation was filed by the Department of State on the sixth day of August, 1993. Additional amendments to the Certificate of Incorporation were filed by the Department of State on June 5, 1996, June 5, 1997 and October 2, 1997.

3.       a.       The Certificate of  Incorporation  is amended to increase the number of authorized shares of common stock of the par value of $1 per share from 50,000,000 shares to 100,000,000 shares.

         b. To effect the foregoing, Section 4.1 of Article IV of the Amended and Restated Certificate of Incorporation is hereby stricken out in its entirety, and the following new
                  Article IV is substituted in lieu thereof:

                  4.1 The total number of shares of Common Stock which the Corporation shall have authority to issue is 100,000,000 shares of the par value of $1 per share.

                      The total  number of shares of  Preferred  Stock  which
                  the Corporation shall have authority to issue is 500,000 shares of the par value of $10 per share.

                      The Board of Directors of the Corporation  shall have the
                  authority to provide for the issuance of the Preferred Stock on one or more series, with such voting powers, full or limited, but not to exceed one vote per share, or without voting powers, and with such designations, conversion rights, redemption prices, dividend rates and similar matters, including preferences over shares of Common Stock or other series of Preferred Stock as to dividends or distributions of assets and relative participation, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be set forth in resolutions providing for the issuance thereof that may be adopted by the Board of Directors.

4. The amendment to the Certificate of Incorporation does not reduce stated capital.

5. amendment to the Certificate of Incorporation was authorized by a majority vote of the Board of Directors, followed by vote of the holders of a majority of the Corporation's outstanding shares entitled to vote thereon, at a meeting of shareholders.

                  IN WITNESS WHEREOF, we have signed this Certificate of Amendment on the 18th day of May, 1999.


                                           /s/ Robert A. McCormick
                                           ____________________________________
                                           Robert A. McCormick
                                           President and Chief Executive Officer


                                           /s/ William F. Terry
                                           ____________________________________
                                           William F. Terry
                                           Secretary