Form 10-Q
period 1999-09-30
TRUSTCO BANK CORP N Y
filed 1999-11-05
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended         Commission File Number 0-10592
                 September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares  Outstanding
   Class  of  Common  Stock                        as of  October  22,  1999
   ------------------------                        ------------------------
        $1 Par Value                                     26,778,942

                            TrustCo Bank Corp NY

                                    INDEX



  Part I.         FINANCIAL INFORMATION                       PAGE NO.
  Item 1.        Interim Financial Statements (Unaudited):          1
                 Consolidated Statements of Income for the Three Months and Nine Months Ended
                 September 30, 1999 and 1998

                 Consolidated Statements of Financial               2
                 Condition as of September 30, 1999 and
                 December 31, 1998

                 Consolidated Statements of Cash Flows          3 - 4
                 for the Nine Months Ended September 30,
                 1999 and 1998

                 Notes to Consolidated Interim Financial        5 - 7
                 Statements

                 Independent Auditors' Review Report                8

  Item 2.        Management's Discussion and Analysis          9 - 25

  Item 3.        Quantitative and Qualitative Disclosures          26
                 About Market Risk

  Part II.       OTHER INFORMATION
  Item 1.        Legal Proceedings - None
  Item 2.        Changes in Securities  None
  Item 3.        Defaults Upon Senior Securities --None
  Item 4.        Submissions of Matters to Vote of Security
                 Holders - None

  Item 5.        Other Information - None

  Item 6.Exhibts and Reports on Form 8-K

  (a)      Exhibits - None





  (b)      Reports on Form 8-K
           Filing of Form 8-K on August 17, 1999, regarding press release dated August 17, 1999 declaring a quarterly cash dividend of $0.27 per share, payable October 1, 1999, and the issuance of a two for one stock split, to be distributed November 12, 1999.


           Filing of Form 8-K on September 30, 1999, regarding a press release dated September 30, 1999 announcing the retirement of Senior Vice President Ralph A. Pidgeon.


           Filing of Form 8-K on October 19, 1999, regarding two press releases with year to date and third quarter results for the period ending September 30, 1999.


  ITEM 1.

                                                                           TRUSTCO BANK CORP NY
                                                            Consolidated Statements of Income (unaudited)
                                                              (dollars in thousands, except per share data)
                                                                                     3 Months Ended            9 Months Ended
                                                                                         Sept 30                   Sept 30
                                                                                      1999      1998           1999       1998
   Interest income:
    Interest and fees on loans                                                   $   26,706    27,726         79,732    83,413
    Interest on U. S. Treasuries and agencies                                         3,305     3,328           8,937    12,230
    Interest on states and political
     subdivisions                                                                     1,785     1,533           5,383     4,592
    Interest on mortgage-backed securities                                            4,172     3,175          12,495     9,047
    Other securities                                                                  2,191     1,973           6,478     4,252
    Interest on federal funds sold                                                    3,932     6,439          12,330    17,857
                                                                                 ------------------------------------------------
       Total interest income                                                         42,091    44,174         125,355   131,391
                                                                                 ------------------------------------------------
   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                                        720        959          2,097     2,804
       Savings                                                                        4,548      5,319         13,452    15,662
       Money market deposit accounts                                                    410        417          1,222     1,249
       Time deposits                                                                 11,121     14,252         34,951    41,974
    Interest on short-term borrowings                                                 1,472      1,858          4,401     5,329
                                                                                 ------------------------------------------------
      Total interest expense                                                         18,271     22,805         56,123    67,018
                                                                                 ------------------------------------------------

     Net interest income                                                             23,820     21,369         69,232    64,373
   Provision for loan losses                                                          1,000        450          4,013     3,380
                                                                                 ------------------------------------------------
      Net interest income after provision
       for loan losses                                                               22,820     20,919         65,219    60,993
                                                                                 ------------------------------------------------
   Noninterest income:
    Trust department income                                                           2,007      1,736          5,918     5,435
    Fees for other services to customers                                              2,242      2,323          6,491     6,529
    Net gain/(loss) on securities transactions                                       (1,153)       135         (2,230)      271
    Other                                                                               802        521          3,389     2,381
                                                                                 ------------------------------------------------
     Total noninterest income                                                         3,898      4,715         13,568    14,616
                                                                                 ------------------------------------------------
   Noninterest expenses:
    Salaries and employee benefits                                                    6,255      5,760         18,571    17,219
    Net occupancy expense                                                             1,118      1,145          3,562     3,545
    Equipment expense                                                                 1,101      1,186          4,208     3,780
    FDIC insurance expense                                                               58         61            182       184
    Professional services                                                               599        660          1,847     2,039
    Other real estate expenses / (income)                                                29        352           (355)      714
    Other                                                                             2,340      2,593          7,040     7,104
                                                                                 ------------------------------------------------
     Total noninterest expenses                                                      11,500     11,757         35,055    34,585
                                                                                 ------------------------------------------------

     Income before taxes                                                             15,218     13,877         43,732    41,024
   Applicable income taxes                                                            5,246      4,668         14,945    14,771
                                                                                 ------------------------------------------------
       Net income                                                                $    9,972      9,209         28,787    26,253
                                                                                 ================================================
   Net income per Common Share:

       - Basic                                                                   $     0.19       0.17           0.54      0.49
                                                                                 ================================================

       - Diluted                                                                 $     0.18       0.16           0.51      0.47

                                                                                 ================================================


   Per share data is adjusted for  the effect of the 2 for 1 stock split declared August, 1999.


   See accompanying notes to consolidated interim financial statements.


                                                                      TRUSTCO BANK CORP
                                                       Consolidated Statements of Financial Condition
                                                         (dollars in thousands, except share data)


                                                                                      09/30/99            12/31/98
  ASSETS:                                                                           (unaudited)
 Cash and due from banks                                                           $    41,755              41,950

 Federal funds sold                                                                    265,000             358,000

 Other short-term funds                                                                      0              24,979
                                                                                 -------------------------------------
   Total cash and cash equivalents                                                     306,755             424,929

 Securities available for sale:
  U. S. Treasuries and agencies                                                        193,761             167,825
  States and political subdivisions                                                    134,270             129,745
  Mortgage-backed securities                                                           224,052             249,489
  Other                                                                                151,193             170,351
                                                                                 -------------------------------------
   Total securities available for sale                                                 703,276             717,410
                                                                                 -------------------------------------
 Loans:
  Commercial                                                                           193,213             188,115
  Residential mortgage loans                                                           982,770             961,499
  Home equity line of credit                                                           138,667             147,581
  Installment loans                                                                     22,954              26,574
                                                                                 -------------------------------------
   Total loans                                                                       1,337,604           1,323,769
 Less:
  Allowance for loan losses                                                             55,719              54,375
  Unearned income                                                                        1,026               1,066
                                                                                 -------------------------------------
  Net loans                                                                          1,280,859           1,268,328
                                                                                 -------------------------------------

 Bank premises and equipment                                                            15,826              17,022
 Real estate owned                                                                       2,271               5,174
 Other assets                                                                           76,373              52,217
                                                                                 -------------------------------------
    Total assets                                                                   $ 2,385,360           2,485,080
                                                                                 =====================================
  LIABILITIES:

 Deposits:
  Demand                                                                           $   159,088             154,358
  Interest-bearing checking                                                            266,952             266,027
  Savings accounts                                                                     656,038             660,376
  Money market deposit accounts                                                         59,747              58,061
  Certificates of deposit (in denominations of
   $100,000 or more)                                                                   112,122             139,310
  Time deposits                                                                        759,497             829,282
                                                                                 -------------------------------------
   Total deposits                                                                    2,013,444           2,107,414

 Short-term borrowings                                                                 151,774             147,924
 Accrued expenses and other liabilities                                                 48,036              43,900
                                                                                  ------------------------------------
   Total liabilities                                                                 2,213,254           2,299,238
                                                                                  ====================================
  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 and 50,000,000 shares authorized, and 28,184,538 and 27,976,793 shares issued September 30, 1999
   and December 31, 1998, respectively                                                 28,185              27,977
 Surplus                                                                              112,760             110,398
 Undivided profits                                                                     47,132              40,533
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                                 3,099              18,603
 Treasury stock at cost - 1,410,844 and 1,184,525 shares at
   September 30, 1999 and December 31, 1998, respectively                             (19,070)            (11,669)
                                                                                  -----------------------------------
   Total shareholders' equity                                                         172,106             185,842
                                                                                  -----------------------------------
   Total liabilities and shareholders' equity                                     $ 2,385,360           2,485,080
                                                                                  ===================================



 See accompanying notes to consolidated interim financial

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                                    1999                1998
                                                                                 --------            --------
Cash flows from operating activities:
Net income...............................................                     $    28,787              26,253
                                                                                 --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                          1,779               1,520
  Gain on sales of fixed assets..........................                         (1,250)               (589)
  Provision for loan losses..............................                          4,013               3,380
  Loss on sale of securities available for sale..........                          3,434                   2
  Gain on sale of securities available for sale..........                         (1,204)               (273)
  Provision for deferred tax benefit.....................                           (717)               (767)
 (Increase)/decrease in taxes receivable.................                         13,813              (2,084)
  Increase in interest receivable........................                         (1,610)               (752)
  Increase/(decrease) in interest payable................                           (442)                 40
 (Increase)/decrease in other assets.....................                        (23,794)              4,041
  Increase/(decrease) in accrued expenses................                          4,551                (955)
                                                                                 --------            --------
    Total adjustments....................................                         (1,427)              3,563
                                                                                 --------            --------
Net cash provided by operating activities................                         27,360              29,816
                                                                                 --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...                        153,054              29,724
  Purchase of securities available for sale..............                       (299,736)           (272,196)
  Proceeds from maturities and calls
   of securities available for sale......................                        132,369             192,423
  Net increase in loans..................................                        (19,188)            (30,604)
  Proceeds from dispositions of real estate owned........                          4,412               5,191
  Proceeds from sales of fixed assets....................                          2,085               1,476
  Capital expenditures...................................                         (1,418)             (1,554)
                                                                                 --------            --------
    Net cash used in investing activities................                        (28,422)            (75,540)
                                                                                 --------            --------
Cash flows from financing activities:

  Net increase/(decrease) in deposits....................                        (93,970)             79,945
  Increase in short-term borrowing.......................                          3,850              30,916
  Proceeds from exercise of stock options................                          1,545                 264
  Proceeds from sale of treasury stock...................                          5,615               4,196
  Purchase of treasury stock.............................                        (11,991)             (9,067)
  Dividends paid.........................................                        (22,161)            (19,261)
                                                                                 --------            --------
    Net cash (used in)/provided by financing activities..                       (117,112)             86,993
                                                                                 --------            --------
Net increase/(decrease) in cash and cash equivalents.....                       (118,174)             41,269

Cash and cash equivalents at beginning of period.........                        424,929             437,740
                                                                                 --------            --------
Cash and cash equivalents at end of period..............                      $  306,755             479,009
                                                                                 ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)





                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                                     1999                1998
                                                                                  --------            --------

  Interest paid.........................................                       $   56,565              66,978
  Income taxes paid......................................                           1,849              17,622
  Transfer of loans to real estate owned.................                           2,644               3,407
  Increase/(decrease) in dividends payable...............                              27                 (41)
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............                          26,217              (6,994)
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................                         (10,713)              2,857














See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.       Financial Statement  Presentation

In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1998 Annual Report to Shareholders on Form 10-K.

2. Earnings Per Share

A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 1999 and 1998 follows:

                                                                 Weighted Average
(In thousands,                                  Net                  Shares                Per Share
 except per share data)                        Income             Outstanding                Amounts
                                            -----------------------------------------------------------
  For the quarter ended
  September 30, 1999:

  Basic EPS:
     Net income available to                   $9,972                     53,722               $0.19
     common shareholders..............
  Effect of Dilutive Securities:
     Stock options....................         ------                      2,230               -----

                                            -----------------------------------------------------------
  Diluted EPS                                  $9,972                     55,952               $0.18
                                            ===========================================================

  For nine months ended
  September 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders..............        $28,787                     53,747               $0.54

  Effect of Dilutive Securities:
     Stock options....................        -------                      2,207              -----

                                           ------------------------------------------------------------
  Diluted EPS                                 $28,787                     55,954               $0.51
                                           ============================================================


Share and per share data have been adjusted for the 2 for 1 stock split declared in August 1999.


                                                                Weighted Average
  (In thousands,                              Net                      Shares              Per Share
  except per share data)                      Income                Outstanding              Amounts
                                          ---------------------------------------------------------------

  For the quarter ended
  September 30, 1998:

  Basic EPS:
     Net income available to
     common shareholders..............         $9,209                     53,548               $0.17

  Effect of Dilutive Securities:
     Stock options....................         ------                      2,278               -----

                                           --------------------------------------------------------------
  Diluted EPS                                  $9,209                     55,826               $0.16
                                           ==============================================================

  For nine months ended
  September 30, 1998:

  Basic EPS:
     Net income available to
     common shareholders..............        $26,253                     53,639               $0.49

  Effect of Dilutive Securities:
     Stock options....................         ------                      2,228               -----

                                           --------------------------------------------------------------
  Diluted EPS                                 $26,253                     55,867               $0.47
                                           ==============================================================

 Share and per share data have been adjusted for the 2 for 1 stock split declared in August 1999.


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


Comprehensive income for the three month periods ended September 30, 1999 and 1998 was $5,211,000 and $8,946,000 respectively, and $13,283,000 and $30,390,000 for the nine month periods ended September 30, 1999 and 1998, respectively. The following summarizes the components of other comprehensive income:

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                          Three months ended September 30
                                                                                1999                   1998
                                                                       --------------------------------------

  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax loss of $9,207 for 1999 and pre-tax loss of $311 for
  1998)                                                                         ($5,443)               (183)

  Reclassification adjustment for net gain/(loss) realized in net income during the period, net of tax (pre-tax loss of $1,153 for
  1999 and pre-tax gain of $135 for 1998)                                         (682)                  80

                                                                       --------------------------------------


  Other comprehensive income/(loss)                                            ($4,761)                (263)
                                                                       ======================================

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                             Nine months September 30
                                                                                1999                  1998
  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax loss of $28,447 for 1999 and pre-tax gain of $7,265
  for 1998)                                                                   ($16,823)                4,297

  Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax loss of $2,230 for 1999
  and pre-tax gain of $271 for 1998)                                            (1,319)                  160
                                                                       --------------------------------------

  Other comprehensive income/(loss)                                           ($15,504)               $4,137
                                                                       ======================================


INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 1999, and the related consolidated statements of income for the three month and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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




/s/KPMG LLP
______________________________
KPMG LLP

Albany, New York
October 8, 1999

Item 2.

                               TrustCo Bank Corp NY
                        Management's Discussion and Analysis
                                September 30, 1999

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 1999, with comparisons to 1998 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1998 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 2 for 1 stock split declared in August 1999.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 1999 and 1998.

Overview TrustCo recorded net income of $10.0 million, or $0.18 of diluted earnings per share for the three months ended September 30, 1999, as compared to net income of $9.2 million or $0.16 of diluted earnings per share in the same period in 1998. For the nine month period ended September 30, 1999, TrustCo recorded net income of $28.8 million, or $0.51 of diluted earnings per share, as compared to $26.3 million, or $0.47 of diluted earnings per share for the comparable period in 1998.

The primary factors accounting for the year to date increases are:

     - Increase in average total interest earning assets of $18.1 million between September 30, 1998 and September 30, 1999,

     - A 27 basis points increase in the net interest margin from 3.82% for the first nine months of 1998 to 4.09% for 1999, and

     - An increase in noninterest income (excluding securities transactions) by approximately $1.5 million to $15.8 million at September 30, 1999.

These increases were partially offset by an increase of approximately $500 thousand in noninterest expense.

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

Earning Assets

Total average interest earning assets decreased from $2.38 billion for the third quarter of 1998 to $2.34 billion in 1999 with an average yield of 7.35% in 1999 and 7.56% in 1998. Income on earning assets decreased by $1.9 million during this same time-period from $45.0 million in 1998 to $43.1 million in 1999. The decrease in interest income on earning assets was attributable to the reduction in yield on these assets and the reduction in balances outstanding.

For the nine month period ended September 30, 1999, the average balance of interest earning assets was $2.35 billion, an increase of $18.1 million from the balance for the comparable period in 1998 of $2.33 billion. The average yield on interest earning assets was 7.66% for 1998, compared to 7.28% in 1999. The increase in the average balance of earning assets did not completely offset the reduction in the yield earned on these assets, thereby resulting in a reduction in interest income of $5.7 million to $128.3 million for the nine months of 1999, compared to $134.0 million for the nine months of 1998.

Loans

The average balance of loans for the third quarter was $1.33 billion in 1999 and $1.32 billion in 1998. The yield on loans decreased from 8.43% in 1998 to 8.02% in 1999. The combination of the higher average balances offset by the lower rates resulted in a decrease in the interest income on loans by $1.0 million.

For the nine month period ended September 30, 1999, the average balance in the loan portfolio was $1.33 billion compared to $1.31 billion for the comparable period in 1998. The average yield decreased from 8.53% in 1998 to 8.04% in 1999. The increase in the average balance of loans outstanding offset slightly the impact of the reduction in the yield resulting in total interest income of $79.9 million in 1999 compared to $83.7 million in 1998.

The reduction in the yield in the loan portfolio was the result of dramatic reductions in the rates for new and refinanced loans. Since June 1998, market interest rates on real estate loan products have decreased, thereby stimulating new loan demand and providing an opportunity for borrowers to refinance their existing loan balances at lower rates. This situation resulted in the residential mortgage loan portfolio growing on average by $42.5 million for the nine month period ended September 30, 1999, compared to September 30, 1998. This growth in the residential mortgage loan portfolio caused the yield to decrease from 8.08% for the nine month period ended September 30, 1998 to 7.80% for the comparable period in 1999. The home equity credit line portfolio and the commercial real estate portfolio are also significantly affected by interest rates in the marketplace. Both products have rates tied to various indexes such as prime rate. As the index changes, so will the rates earned on these assets. The commercial loan yield decreased from 9.48% for the nine month period ended September 30, 1998 to 8.86% for the nine month period ended September 30, 1999. The home equity credit line portfolio experienced a similar reduction in rates as the average yield decreased from 9.34% in 1998 to 7.83% in 1999. The home equity credit line rate decline was also the result of reductions made in the pricing process for this product in order to make it more competitive with home equity credit lines offered at other financial institutions. Though these changes in pricing were made for the home equity credit line product, the average balance of these loans decreased from $162.0 million for the nine month period ended September 30, 1998 to $142.4 million for the comparable period in 1999.

Securities Available for Sale

During the third quarter of 1999, the average balance of securities available for sale was $704.8 million with a yield of 7.02%, compared to $601.6 million for the third quarter of 1998 with a yield of 7.17%. The combination of the increase in average balance offset by the reduction in the yields caused an increase in interest income on securities available for sale of $1.6 million between the third quarter of 1999 and 1998.

The nine month results reflect the same principal trends noted for the third quarter. The total average balance of securities available for sale during the nine months of 1999 was $688.5 million with an average yield of 6.98% compared to an average balance for 1998 of $595.7 million with a yield of 7.26%.

Reflected in both the third quarter and nine month results are reductions in the average balances invested in securities issued by the U.S. Government or its agencies that are "callable" by the agency. As interest rates in the market have decreased, these securities were called by the agency and consequently resulted in TrustCo having additional funds in overnight investments. Through the third quarter there has also been an increase in the amount invested in mortgage-backed securities. These are pass through securities that are secured by the underlying mortgage loans and government guarantees. With the types of mortgage-backed securities that TrustCo purchases, there is little credit risk in the portfolio. Rather, the risk with respect to these securities rests with the issue of interest rates. As interest rates in the mortgage markets decrease, the underlying loans will prepay early or refinance in their entirety. Generally, mortgage-backed securities provide cash flows over a longer time period to final maturity, than do callable securities.

Also during the later part of 1998 and into early 1999, TrustCo has invested in asset-backed securities. The underlying collateral for these bonds are home equity loans and home equity lines of credit. Virtually all of the bonds are insured and have an average life of less than three years. All of the bonds are "AAA" rated by Standard and Poors or Moody's. At September 30, 1999, the Company had invested $111.5 million in asset-backed securities.


Federal Funds Sold
During the third quarter of 1999, the average balance of federal funds sold was $303.8 million with a yield of 5.13%, compared to the average balance for the three month period ended September 30, 1998 of $458.6 million with an average yield of 5.57%. The $154.8 million reduction in the average balance, combined with the 44 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $3.9 million for 1999 compared to $6.4 million for 1998.

During the nine month period ended September 30, 1999, the average balance of federal funds was $337.2 million with a yield of 4.89% compared to an average balance of $429.3 million in 1998 with an average yield of 5.56%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. The reduction in the average balance for the three month and nine month periods of 1999 compared to 1998 are the result of increases in the loan and securities portfolios during those time periods, plus reductions in deposits funded through the liquidation of federal funds sold.

The reduction in the yield on federal funds sold between 1998 and 1999 is the result of changes made by the Federal Reserve Bank for the target rate on overnight federal funds investments. During the later part of 1998 the Federal Reserve Bank reduced its target rate by 75 basis points to 4.75%. In 1999 the Federal Reserve Bank increased the target rate to 5.25%. The full impact of that increase will be reflected in the fourth quarter results.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts. Also, TrustCo developed a Short-Term Investment Account, which was introduced in 1995 exclusively for customers of the Trust Department.

During the quarter, total interest bearing liabilities were $2.0 billion for 1999 and $2.1 billion for 1998. The rate paid on total interest bearing liabilities was 4.30% for the third quarter of 1998, 73 basis points greater than the 3.57% rate paid for 1999. Total interest expense for the third quarter decreased $4.5 million to $18.3 million for 1999 compared to $22.8 million for 1998.

Similar changes in interest bearing liabilities were noted for the nine month period as was discussed for the quarter. Total interest bearing liabilities were $2.1 billion for the nine month periods ended September 30, 1999 and 1998. The rate paid on these balances decreased from 4.32% for 1998 to 3.65% for 1999.

During 1998 and continuing into 1999, TrustCo has reduced the rate paid on all funding sources. These reductions in interest rates were the result of a general fall in interest rates in the market place between those two dates. The Federal Reserve Bank reduced the target federal funds rate during most of this time and only recently began increasing the target funds rate. From that reduction there were also declines in bond yields, mortgage interest rates and deposit rates. TrustCo has actively managed the pricing of deposit products in relation to investment opportunities and marketing objectives. Interest rates on all deposit types have been aggressively reduced, while at the same time the average balances have decreased from the period one year ago.

Net Interest Income
Taxable equivalent net interest income increased to $24.8 million for the third quarter of 1999. The net interest spread also increased 52 basis points between 1998 and 1999 and the net interest margin increased by 50 basis points.

Similar increases were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine month period ended September 30, 1999, compared to the same period in 1998. Net interest income for the first nine months of 1999 was $72.2 million, an increase of $5.2 million over the $66.9 million for the first nine months of 1998. Net interest spread increased 29 basis points to 3.63% and net interest margin increased 27 basis points to 4.09% for the nine month period ended September 30, 1999, compared to the nine month period ended September 30, 1998.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 1999.

Nonperforming loans: Total nonperforming loans were $9.9 million at September 30, 1999, a decrease from the $12.4 million of nonperforming loans at December 31, 1998 and the $10.4 million at September 30, 1998. Nonaccrual loans were $4.7 million at September 30, 1999 down from the $7.1 million at December 31, 1998 and down from the $6.2 million at September 30, 1998. Restructured loans were $4.2 million at September 30, 1999 compared to $3.8 million at December 31, 1998 and $3.6 million at September 30, 1998.

Of the $9.9 million of nonperforming loans at September 30, 1999, all but approximately $400 thousand are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

        - The overall emphasis within TrustCo for residential real estate originations,
        - The relatively weak economic environment in the upstate New York territory, and
        - The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at September 30, 1999 of $4.8 million, consisted of restructured retail loans. During the first nine months of 1999, there have been $360 thousand of commercial loan charge offs, $445 thousand of consumer loan charge offs and $5.4 million of mortgage loan charge offs as compared with $953 thousand of commercial loan charge offs, $736 thousand of consumer loan charge offs and $3.1 million of mortgage loan charge offs in the first nine months of 1998. Recoveries during the first nine month periods have been $3.5 million in 1999 and $2.3 million in 1998.

Real estate owned: Total real estate owned of $2.3 million at September 30, 1999 decreased by $2.9 million since year-end 1998. This decrease was due to the sale of two commercial real estate properties and various residential properties during 1999.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 1999, the allowance for loan losses was $55.7 million, which represents a slight increase from the $54.4 million in the allowance at December 31, 1998. The allowance represents 4.17% of the loan portfolio as of September 30, 1999 compared to 4.11% at December 31, 1998. For the nine month periods, the provision charged to expense was $4.0 million for 1999 and $3.4 million for 1998.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
       - The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

       - The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

       -         Changes  in   underwriting   standards   in  the   competitive
                 environment in which TrustCo operates,

       - Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

       - The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

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

Noninterest Income
Total noninterest income for the three months ended September 30, 1999 was $3.9 million, a decrease of approximately $800 thousand from the comparable period in 1998. During the 1999 period, the Company recorded net securities losses $1.2 million compared to $135 thousand of net gains for the comparable period in 1998. Excluding these securities transactions, noninterest income increased from $4.6 million in the third quarter of 1998 to $5.1 million in 1999. The increase is the result of additional Trust fee income and other miscellaneous items.

Similar results were also recognized for the nine months of 1999 compared to 1998. Total noninterest income was $13.6 million for 1999 compared to $14.6 million for 1998. Excluding net securities transactions, the balances for 1999 and 1998 would have been $15.8 million and $14.3 million respectively. Most of the year to date increase resulted from the gain on sales of bank premises and equipment and Trust fee income.

Noninterest Expenses
Total noninterest expense for the third quarter of 1999 was $11.5 million down slightly from $11.8 million in the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, total noninterest expense was $35.1 million and $34.6 million respectively.

Income Taxes
In the third quarter of 1999 and 1998, TrustCo recognized income tax expense of $5.2 million and $4.7 million respectively. This resulted in an effective tax rate of 34.5% for 1999 and 33.6% for 1998. For the nine months of 1999, total income tax expense was $14.9 million compared to $14.8 million for 1998.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 1999 was $172.1 million, a decrease of $13.7 million from the year-end of 1998 balance of $185.8 million. The change in the shareholders' equity between year-end 1998 and September 30, 1999 reflects the net income retained by TrustCo offset by a $15.5 million decrease in the net unrealized gain, net of tax, on securities available for sale, and a $7.4 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.413 per share during the first nine months of 1999 compared to $0.359 in 1998. These resulted in a dividend payout ratio of 77.08% in 1999 and 73.21% in 1998. The Company achieved the following capital ratios as of September 30, 1999 and 1998:

                                        September 30,        Minimum Regulatory
                                        1999        1998         Guidelines
                                     -----------------------------------------
        Tier 1 risk adjusted
                 capital               13.27%       12.49          4.00

        Total risk adjusted
                 capital               14.56        13.77          8.00


In addition, at September 30, 1999 and 1998, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.09% and 6.70%, respectively.

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

TrustCo operates its principal financial accounting and record keeping systems using software purchased from Alltel. Beginning in 1995, TrustCo started a project to upgrade this software to the most current release available and to work with Alltel to make the appropriate changes in order to be ready to process Year 2000 transactions. A timetable was established for these upgrades to occur which would culminate in the installation of a final set of upgrades that would be Year 2000 ready. TrustCo has installed every upgrade and made all other changes required by Alltel to ensure that all programs are Year 2000 ready.

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

Cost:
The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's consolidated financial statements. Most of the costs associated with this project are for programming services paid to third-party consultants. Internal costs have not been captured, since they are relatively fixed costs and are a reallocation of existing resources to this project. Costs paid to third-party vendors during the Year 2000 project were for the following services:
      - Installation of upgrades to software in order to utilize the most recent version released by the vendor,
      -     Applying the Year 2000 code,
      - Applying custom code that is utilized by TrustCo in its operations, and,
      - Providing production support to the Company as these upgrades are being installed.

The cost of applying the Year 2000 remediation code to the upgraded programs is not separately determinable from the other services that the third-party consultants have been providing. The professional service cost for the services noted above is estimated to be approximately $2 million for the Year 2000 project. Through September 30, 1999, approximately 90% of these costs have been expensed.

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


                                                               TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                                 STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                          INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $4.1 million in 1999 and $18.5 million in 1998.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                             Third Quarter                Third Quarter
                                                  1999                         1998
                                      ___________________________  ___________________________ ____________________________
                                       Average            Average   Average            Average Change in Variance Variance
(dollars in thousands)                 Balance   Interest  Rate     Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                Income/   Change   Change
               Assets                                                                           Expense

Commercial loans.....................$  191,311 $   4,207   8.78%$   190,718 $   4,468   9.35%      (261)      92     (353)
Residential mortgage loans............  979,395    18,983   7.75%    945,168    18,944   8.02%        39    2,636   (2,597)
Home equity lines of credit ..........  139,132     2,819   8.04%    154,610     3,561   9.14%      (742)    (337)    (405)
Installment loans.....................   22,063       746  13.41%     26,022       816  12.44%       (70)    (381)     311
                                      ---------   -------          ---------   -------           -------    -----    -----
Loans, net of unearned income.........1,331,901    26,755   8.02%  1,316,518    27,789   8.43%    (1,034)   2,010   (3,044)

Securities available for sale:
 U.S. Treasuries and agencies.........  185,205     3,315   7.16%    180,008     3,341   7.42%       (26)     413     (439)
 Mortgage-backed securities...........  245,678     4,172   6.79%    181,620     3,175   6.99%       997    1,594     (597)
 States and political subdivisions....  132,997     2,629   7.91%    111,175     2,248   8.09%       381      704     (323)
 Other ...............................  140,929     2,256   6.40%    128,783     2,015   6.25%       241      194       47
                                      ---------   -------          ---------   -------           -------    -----    -----
   Total securities available for sale  704,809    12,372   7.02%    601,586    10,779   7.17%     1,593    2,905   (1,312)

Federal funds sold....................  303,783     3,932   5.13%    458,598     6,439   5.57%    (2,507)  (2,035)    (472)
Other short-term funds................    -----      ----   ---        -----     ----   ----         ---      ---      ---
                                      ---------   -------          ---------   -------           -------    -----    -----
  Total Interest earning assets.......2,340,493    43,059   7.35%  2,376,702    45,007   7.56%    (1,948)   2,880   (4,828)
Allowance for loan losses.............  (56,444)  -------            (55,190)  -------           -------    -----    -----
Cash and non-interest earning assets..  123,400                      146,257
                                      ---------                    ---------
  Total assets.......................$2,407,449                  $ 2,467,769
                                      =========                    =========
Liabilities and shareholders' equity
Deposits:
 Interest bearing checking...........$  268,140       720   1.07%$   246,610 $     959   1.54%      (239)     465     (704)
 Money market accounts................   59,573       410   2.73%     56,549       417   2.93%        (7)      96     (103)
 Savings..............................  667,762     4,548   2.70%    663,959     5,319   3.18%      (771)     205     (976)
 Time deposits........................  890,775    11,121   4.95%    982,915    14,252   5.75%    (3,131)  (1,261)  (1,870)
                                      ---------   -------          ---------   -------           -------    -----    -----
  Total time deposits.................1,886,250    16,799   3.53%  1,950,033    20,947   4.26%    (4,148)    (495)  (3,653)
Short-term borrowings.................  145,871     1,472   4.00%    153,862     1,858   4.79%      (386)     (93)    (293)
                                      ---------   -------          ---------   -------           -------    -----    -----
  Total interest bearing liabilities..2,032,121    18,271   3.57%  2,103,895    22,805   4.30%    (4,534)    (588)  (3,946)
Demand deposits.......................  157,956   -------            141,884   -------           -------    -----    -----
Other liabilities.....................   42,887                       39,331
Shareholders' equity..................  174,485                      182,659
                                      ---------                    ---------
  Total liab. & shareholders' equity.$2,407,449                  $ 2,467,769
                                      =========                    =========
Net interest income...................             24,788                       22,202             2,586    3,468     (882)
                                                  -------                      -------           -------    -----    -----
Net interest spread...................                      3.78%                        3.26%

Net interest margin (net interest
 income to total interest earning
   assets)............................                      4.25%                        3.75%

Tax equivalent adjustment                             968                          833
                                                  -------                      -------
   Net interest income per book.......          $  23,820                    $  21,369
                                                  =======                      =======



                                                                 TrustCo Bank Corp NY
                                                          Management's Discussion and Analysis
                                                                  STATISTICAL DISCLOSURE

                                                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                          INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the
                                      Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods
                                      Nonaccrual loans are included in loans for this analysis.  The average balances of sec-
                                      urities available for sale is calculated using amortized costs for these securities.
                                      Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $12.4 million in 1999 and $16.1 million in 1998.
                                      The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                              Nine Months                   Nine Months
                                                  1999                          1998
                                      ___________________________   ___________________________ ____________________________
                                       Average            Average    Average            Average Change in Variance Variance
(dollars in thousands)                 Balance   Interest   Rate     Balance   Interest  Rate    Interest  Balance   Rate
                                                                                                 Income/   Change   Change
               Assets                                                                            Expense

Commercial loans.....................$  188,158 $  12,496    8.86%$   190,546 $  13,535   9.48%    (1,039)    (168)    (871)
Residential mortgage loans............  971,454    56,825    7.80%    928,909    56,273   8.08%       552    3,264   (2,712)
Home equity lines of credit ..........  142,433     8,337    7.83%    162,035    11,322   9.34%    (2,985)  (1,275)  (1,710)
Installment loans.....................   23,068     2,224   12.89%     26,681     2,535  12.70%      (311)    (371)      60
                                      ---------   -------           ---------   -------           -------    -----    -----
Loans, net of unearned income.........1,325,113    79,882    8.04%  1,308,171    83,665   8.53%    (3,783)   1,450   (5,233)

Securities available for sale:
 U.S. Treasuries and agencies.........  164,603     8,968    7.26%    216,779    12,268   7.55%    (3,300)  (2,857)    (443)
 Mortgage-backed securities...........  250,156    12,495    6.66%    175,125     9,047   6.89%     3,448    3,944     (496)
 States and political subdivisions....  133,563     7,927    7.91%    110,646     6,733   8.11%     1,194    1,463     (269)
 Other ...............................  140,168     6,658    6.34%     93,150     4,368   6.25%     2,290    2,232       58
                                      ---------   -------           ---------   -------           -------    -----    -----
   Total securities available for sale  688,490    36,048    6.98%    595,700    32,416   7.26%     3,632    4,782   (1,150)

Federal funds sold....................  337,158    12,330    4.89%    429,315    17,857   5.56%    (5,527)  (3,536)  (1,991)
Other short-term funds................      549        21    5.16%      -----     ----   ----          21       21      ---
                                      ---------   -------           ---------   -------           -------    -----    -----
  Total Interest earning assets.......2,351,310   128,281    7.28%  2,333,186   133,938   7.66%    (5,657)   2,717   (8,374)
Allowance for loan losses.............  (56,387)  -------             (55,206)  -------           -------    -----    -----
Cash and non-interest earning assets..  132,765                       149,442
                                       ---------                     ---------
  Total assets.......................$2,427,688                   $ 2,427,422
                                      =========                     =========
Liabilities and shareholders' equity
Deposits:
 Interest  bearing checking..........$  263,363     2,097    1.06%$   243,213 $   2,804   1.54%      (707)     341   (1,048)
 Money market accounts................   59,878     1,222    2.73%     57,057     1,249   2.93%       (27)      84     (111)
 Savings..............................  665,342    13,452    2.70%    658,164    15,662   3.18%    (2,210)     276   (2,486)
 Time deposits........................  916,549    34,951    5.10%    966,838    41,974   5.80%    (7,023)  (2,103)  (4,920)
                                      ---------   -------           ---------   -------           -------    -----    -----
  Total time deposits.................1,905,132    51,722    3.63%  1,925,272    61,689   4.28%    (9,967)  (1,402)  (8,565)
Short-term borrowings.................  147,994     4,401    3.98%    147,115     5,329   4.84%      (928)      53     (981)
                                      ---------   -------           ---------   -------           -------    -----    -----
  Total interest bearing liabilities..2,053,126    56,123    3.65%  2,072,387    67,018   4.32%   (10,895)  (1,349)  (9,546)
Demand deposits.......................  152,041   -------             135,885   -------           -------    -----    -----
Other liabilities.....................   40,729                        41,063
Shareholders' equity..................  181,792                       178,087
                                      ---------                     ---------
  Total liab. & shareholders' equity.$2,427,688                   $ 2,427,422
                                      =========                     =========
Net interest income...................             72,158                        66,920             5,238    4,066    1,172
                                                  -------                       -------           -------    -----    -----
Net interest spread...................                       3.63%                        3.34%

Net interest margin (net interest
 income to total interest earning
   assets)............................                       4.09%                        3.82%

Tax equivalent adjustment                           2,926                         2,547
                                                  -------                       -------
   Net interest income per book.......          $  69,232                     $  64,373
                                                  =======                       =======

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














                                               TrustCo Bank Corp NY


  Date:  November 4, 1999           By:        /s/ROBERT A. McCORMICK
                                               --------------------------
                                               Robert A. McCormick
                                               President and
                                               Chief Executive Officer


  Date: November 4, 1999            By:        /s/ROBERT T. CUSHING
                                               --------------------------
                                               Robert T. Cushing
                                               Vice President and Chief
                                               Financial Officer

                                 Exhibits Index


(a)      Exhibits - None



(b)     Reports on Form 8-K
        Filing of Form 8-K on August 17, 1999, regarding press release dated August 17, 1999 declaring a quarterly cash dividend of $0.27 per share, payable October 1, 1999, and the issuance of a two for one stock split, to be distributed November 12, 1999 incorporated herein by reference.


        Filing of Form 8-K on September 30, 1999, regarding a press release dated September 30, 1999 announcing the retirement of Senior Vice President Ralph A. Pidgeon incorporated herein by reference.


        Filing of Form 8-K on October 19, 1999, regarding two press releases with year to date and third quarter results for the period ending September 30, 1999 incorporated herein by reference.