Form 10-K
period 1999-12-31
TRUSTCO BANK CORP N Y
filed 2000-03-24
CIK 357301

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999
                                       Or
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

   For the transition period from ____________________ to ____________________

                         Commission file number 0-10592

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)
            NEW YORK                                    14-1630287
 (State or other  jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                                  Number of Shares Outstanding
              Class of Common Stock                       as of March 10, 2000
                  $1 Par Value                                  53,454,924

The aggregate market value of registrant's common stock (based upon the closing price on March 10, 2000) held by non-affiliates was approximately $601,367,895.

Documents Incorporated by Reference (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Part I and Part II)
(2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2000 (Part III).

                                      INDEX



Description                                                               Page

PART I
      Item 1    Business                                                    1
      Item 2    Properties                                                  6
      Item 3    Legal Proceedings                                           6
      Item 4    Submission of Matters to a Vote of Security                 6
                   Holders

PART II
      Item 5    Market for the Registrant's Common Equity and               8
                   Related Stockholder Matters
      Item 6    Selected Financial Data                                     8
      Item 7    Management's Discussion and Analysis of                     8
                   Financial Condition and Results of Operations
      Item 7A   Quantitative and Qualitative Disclosures about              8
                   Market Risk
      Item 8    Financial Statements and Supplementary Data                 8
      Item 9    Changes in and Disagreements with Accountants               8
                   On Accounting and Financial Disclosure

PART III
      Item 10   Directors and Executive Officers of Registrant              8
      Item 11   Executive Compensation                                      9
      Item 12   Security Ownership of Certain Beneficial Owners             9
                   And Management
      Item 13   Certain Relationships and Related Transactions              9
PART IV
      Item 14   Exhibits, Financial Statement Schedules, and                9
                   Reports on Form 8-K

EXHIBITS INDEX                                                              16

                                     PART I


Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo") is a one-bank holding company having its principal place of business at 320 State Street, Schenectady, New York 12305. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. On February 21, 2000, TrustCo entered into an agreement to acquire Landmark Financial Corp, and its subsidiary, Landmark Community Bank, Canajoharie New York, a federal savings bank with $26 million in assets as of December 31, 1999. The transaction is expected to be completed in the third quarter of 2000.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 451 full-time equivalent employees of TrustCo at year-end 1999. TrustCo had 11,252 shareholders of record as of December 31, 1999, and the closing price of the TrustCo common stock at that date was $13.25.

Bank Subsidiary

TrustCo's banking subsidiary, Trustco Bank, National Association (the "Bank"), is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 33 automatic teller machines and 53 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 1999 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management was approximately $1.37 billion as of December 31, 1999.

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

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by its subsidiary Bank, payment of which is subject to various regulatory limitations. (Note 1 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, which appears on pages 32 and 33 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the FDIC and the Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends, which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 13 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, which appears on page 41 thereof and contains information concerning regulatory capital requirements.

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

The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as TrustCo by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that the act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

Bank holding companies that intend to engage in the newly authorized activities must elect to become "financial holding companies." Financial holding company status is only available to a bank holding company if all of its affiliated depository institutions are "well capitalized" and "well managed," based on applicable banking regulations, and have a Community Reinvestment Act rating of at least "a satisfactory record of meeting community credit needs." Financial holding companies and banks may continue to engage in activities that are financial in nature only if they continue to satisfy the well capitalized and well managed requirements. Bank holding companies that do not elect to be financial holding companies or that do not qualify for financial holding company status may engage only in non-banking activities deemed "closely related to banking" prior to adoption of the Gramm-Leach-Bliley Act.

The Act also calls for "functional regulation" of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited. The Act repeals some of the exemptions enjoyed by banks under federal securities laws relating to securities offered by banks and licensing of broker-dealers and investment advisers.

The Gramm-Leach-Bliley Act imposes a new, "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, the Act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations become effective six months after the federal banking agencies adopt regulations establishing the privacy standards.

Finally, the Act prevents companies engaged in commercial activities from acquiring savings institutions, requires public disclosure of any agreements between a depository institution and community groups regarding the institution's Community Reinvestment Act record, adopts amendments designed to modernize the Federal Home Loan Bank System and requires operators of automatic teller machines to disclose any fees charged to non-customers that use the machines.

The Gramm-Leach-Bliley Act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

Foreign Operations
Neither TrustCo nor the Bank engage in material operations in foreign countries or have any outstanding loans to foreign debtors.


Statistical Information Analysis
The "Management's Discussion and Analysis" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.


Forward-Looking Statements

Statements included in the Management's Discussion and Analysis of Operations of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) certain vendors of critical systems or services failing to comply with Year 2000 programming issues; (v) changes in the regulatory environment; and (vi) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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



Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                      Year First
Name, Age and               Principal Occupations                     Became
Position                    Or Employment Since                       Executive
With Trustco                January 1, 1995                           of TrustCo
-------------------------------------------------------------------------------
Robert A. McCormick, 63,    President  and Chief  Executive  Officer,      1981
President and               Trustco Bank Corp  NY  since 1982.
Chief Executive Officer     President and Chief Executive Officer,
                            Trustco Bank, National Association
                            since 1984. Director of Trustco Bank
                            Corp NY since 1981 and Trustco Bank,
                            National Association since 1980.

Robert T. Cushing, 44,      Vice  President  and Chief  Financial          1994
Vice President and          Officer, Trustco Bank  Corp NY since  1994.
Chief Financial Officer     Senior  Vice  President  and Chief
                            Financial   Officer,   Trustco  Bank,
                            National Association since 1994.

Nancy A. McNamara, 50,      Vice  President,   TrustCo  Bank  Corp  NY     1992
Vice President              since 1992. Senior   Vice   President,
                            Trustco   Bank,   National Association
                            since 1988. Director of Trustco Bank
                            Corp NY and Trustco Bank, National
                            Association since 1991.

William F. Terry, 58        Secretary,  TrustCo  Bank  Corp NY  since      1990
Secretary                   1990.  Senior  Vice  President,  Trustco
                            Bank,  National  Association since   1987.
                            Secretary,    Trustco   Bank,   National
                            Associ-ation since 1990. Director of
                            Trustco Bank, National Association since
                            1991.

Ralph A. Pidgeon, 57,       Vice  President  and Assistant  Secretary,     1995
Vice President and          TrustCo Bank Corp NY  since  1995.
Assistant Secretary         Senior  Vice  President,  Trustco
                            Bank,  National  Association since 1978.
                            Retired January 3, 2000.

There are no family relationships among any of the named persons. Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters
Page 1 and page 46 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference. TrustCo had 11,517 shareholders of record as of March 10, 2000, and the closing price of the Corporation's common stock on that date, was $11.25.


Item 6.   Selected Financial Data
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data
The financial statements, together with the report thereon of KPMG LLP on pages 30 through 42 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.


                                    PART III

Item 10.  Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 20 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2000, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.  Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2000, is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 19 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2000, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 20 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2000 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.

       Consolidated Statements of Condition -- December 31, 1999 and 1998.

       Consolidated Statements of Income -- Years Ended December 31, 1999, 1998, and 1997.

       Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998, and 1997.

       Notes to Consolidated Financial Statements.

       Financial Statement Schedules
       Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

        The following exhibits are incorporated herein by reference:*
Reg S-K
Exhibit No.        Description
-------------------------------

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

    10(j) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996, Amendment No. 1, dated October 21, 1997, and Amendment No. 2, dated September 15, 1998.

    10(k)         1995 TrustCo Bank Corp NY Stock Option Plan.

    10(l) TrustCo Bank Corp NY Performance Bonus Plan, dated May 19, 1997, and Performance Unit Agreement Under TrustCo Bank Corp NY Performance Bonus Plan.

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

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.        Description
-------------------------------
      13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 1999.

      21          List of Subsidiaries of TrustCo.

      23          Independent Auditors' Consent of KPMG LLP.

      24          Power of Attorney.

      27          Financial Data Schedules.

Reports on Form 8-K:


On November 17, 1999, TrustCo filed a Current Report on Form 8-K reporting the November 16, 1999 declaration of a cash dividend.

On January 18, 2000, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 1999, results.

On February 15, 2000, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On February 22, 2000, TrustCo filed a Current Report on Form 8-K reporting the February 21, 2000 announcement of a Merger Agreement between TrustCo Bank Corp NY and Landmark Financial Corp.

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




Date: March 22, 2000

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                             Date
---------------------------------                            -----
                  *        Director                          March 22, 2000
Barton A. Andreoli

                  *        Director                          March 22, 2000
Lionel O. Barthold

                  *        Director                          March 22, 2000
M. Norman Brickman

                  *        Director                          March 22, 2000
Joseph Lucarelli

                  *        Director                          March 22, 2000
Dr. Anthony J. Marinello

                  *        Director                          March 22, 2000
Robert A. McCormick

                  *        Director                          March 22, 2000
Nancy A. McNamara

                  *        Director                          March 22, 2000
Dr. John S. Morris

                  *        Director                          March 22, 2000
Dr. James H. Murphy

                  *        Director                          March 22, 2000
Richard J. Murray, Jr.

                  *        Director                          March 22, 2000
Kenneth C. Petersen

                  *        Director                          March 22, 2000
William D. Powers

                  *        Director                          March 22, 2000
William J. Purdy

                           Director                          March 22, 2000
William F. Terry                       By: /s/ William F. Terry
                                       *William F. Terry, as Agent
                                       Pursuant to Power of Attorney

Reg S-K
Item 601
Exhibits Index
Exhibit No.       Exhibit                                                 Page
No.


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

  10(m) TrustCo Bank Corp NY Directors Performance Bonus Plan dated May 19, 1997, filed as Exhibit 10(c) and Performance
                  Bonus Unit Agreement Under TrustCo Bank Corp NY Directors Performance Bonus Plan, filed as Exhibit 10(d) to
                  TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, are incorporated herein by reference.

                                 Exhibits Index
Reg S-K
Item 601
 Exhibit No.     Exhibit                                                   Page
 No.

 11              Computation of Net Income Per Common Share.  Note 10 on     60
                 page 40 of TrustCo's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.


 13              Portions of Annual Report to Security Holders of TrustCo    21
                 for the year ended December 31, 1999, are filed herewith.


                                GRAPHICS APPENDIX
                                                           Cross
                                                          Reference
                                                           To Page
                                                           Of Annual
             Omitted Charts                               Report
 ----------------------------------------------------------------------

             1  Return on Equity                              6

             2  Taxable Equivalent Net Interest               8
                Income

             3  Dividends Per Share                          15

             4  Allowance for Loan Losses                    17

             5  Allowance to Loans
                 Outstanding                                 17

             6  Efficiency Ratio                             21

              The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.



 21              List of Subsidiaries of TrustCo, filed herewith             71

 23              Independent Auditors' Consent of KPMG, LLP                  72
                 filed herewith.

 24              Power of Attorney, filed herewith.                          73

 27              Financial Data Schedules, filed herewith.                   74

                              Trustco Bank Corp NY

                                  Annual Report

TrustCo Bank Corp NY is a one bank holding company headquartered in Schenectady, New York. The Company is the largest commercial banking enterprise headquartered in the Capital Region of New York State. The principal subsidiary of the Company, Trustco Bank, National Association, operates 53 community banking offices offering 36 drive-up windows and 47 Automatic Teller Machines, throughout the Bank's market area. The Bank serves 9 counties with a broad range of community banking services.



Financial Highlights


(dollars in thousands, except per share data)                                               Years ended December 31,
                                                                                                                       Percent
                                                                                            1999           1998        Change
Income:
  Net interest income (TE)......................................................       $  97,195         89,117           9.06%
  Net income....................................................................          38,185         35,015           9.05
Per Share (1):
  Basic earnings................................................................            0.71           0.65           9.23
  Diluted earnings..............................................................            0.68           0.63           7.94
  Book value....................................................................            3.11           3.47          (10.37)
Average Balances:
  Assets........................................................................       2,411,195      2,433,238          (0.91)
  Loans, net....................................................................       1,329,458      1,311,967           1.33
  Deposits......................................................................       2,043,149      2,068,725          (1.24)
  Shareholders' equity..........................................................         179,484        180,103          (0.34)
Financial Ratios:
  Return on average assets......................................................            1.58%          1.44           9.72
  Return on average equity (2)..................................................           22.52          21.47           4.89
  Tier 1 capital to:
     Total average assets (leverage)............................................            7.15           6.89           3.77
     Risk-adjusted assets.......................................................           13.55          12.78           6.03
  Total capital to risk-adjusted assets.........................................           14.84          14.06           5.55
  Net loans charged off to average loans........................................             .27            .28          (3.57)
  Allowance for loan losses as a coverage of nonperforming loans................             5.6x           4.4x         28.13
  Efficiency ratio..............................................................           38.62          40.26           4.07
  Dividend payout ratio.........................................................           79.16          75.97           4.20

                                                                                      ---------------------------------------
Per share information of common stock (1)
                                                                                                             Range of Stock
                                                                    Basic    Diluted        Cash       Book          Price
                                                                  Earnings   Earnings    Dividend      Value      High      Low
1998
  First quarter.............................................         $.16        .15         .12       3.43      12.88     10.60
  Second quarter............................................          .16        .16         .12       3.43      12.99     11.20
  Third quarter.............................................          .17        .16         .12       3.47      13.59     10.82
  Fourth quarter............................................          .16        .16         .14       3.47      15.00     11.41
                                                                     ------------------------------------------------------------
1999
  First quarter.............................................          .17        .17         .14       3.44      15.00     12.47
  Second quarter............................................          .18        .17         .14       3.29      14.50     12.50
  Third quarter.............................................          .19        .18         .14       3.21      15.28     13.32
  Fourth quarter............................................          .18         17         .15       3.11      15.44     12.75
                                                                     ------------------------------------------------------------
(1) Adjusted for a 2 for 1 stock split in 1999 and a 15% stock split in 1998.
(2) Excludes the market adjustment on securities available for sale.

Table of Contents


Financial Highlights                                                        1


Executive and Senior Officers
of Trustco Bank                                                             3


President's Message                                                         4


Management's Discussion and Analysis
of Financial Condition and Results of Operations                            6


Average Balances, Yields
and Net Interest Margins                                                   12


Glossary of Terms                                                          25


Management's Statement of Responsibilities                                 26


Independent Auditors' Report                                               27


Consolidated Financial Statements and Notes                                28


Officers and Board of Directors                                            43


Officers of Trustco Bank                                                   44


Branch Locations                                                           45


General Information                                                        46





TrustCo Mission Statement:

TrustCo will be the low cost provider of high quality services to our customers in the communities we serve and return to our owners an above average return on their investment.

Executive and Senior Officers of Trustco Bank




Executive Officers: Standing from Left to Right: Robert T. Cushing, Senior Vice President and Chief Financial Officer, Bank/Trust Operations, Accounting/Finance, Purchasing; Nancy A. McNamara, Senior Vice President, Branch Administration, Retirement/Government Accounts, Trust Department, Marketing and Community Relations; William F. Terry, Senior Vice President, Data Processing, Legal Counsel. Seated: Robert A. McCormick, President and Chief Executive Officer.






Senior Officers: Standing Left to Right: Linda C. Christensen, Vice President, Accounting/Finance; Jeffrey S. Farbaniec, Vice President, Robert Scribner, Vice President, Trust Department; George W. Wickswat, Vice President, Commercial
Loans; Scot R. Salvador, Vice President, Branch Administration; William M. McCartan, Administrative Vice President, Trust Department; Robert J. McCormick, Administrative Vice President, Loan Division, Installment Loans/Credit Cards, Premises; Seated Left to right: Ann M. Noble, Vice President, Bank Operations; Patrick S. LaPorta, Vice President, Trust Department; Donald J. Csaposs, Vice President, Compliance; Henry C. Collins, Administrative Vice President, Legal Counsel; Kevin M. Curley, Vice President, Bank Operations; John C. Fay, Auditor; Cheri J. Parvis, Vice President, Human Resources.

President's Message


      Dear Shareholder:


     1999 was another record year at TrustCo. Although others in our industry did well, few can match the TrustCo record of sustained superior performance. We thank our Directors and employees for their contributions in achieving this result.
     Net income of $38.2 million was 9% greater than the net income produced in 1998. Return on average equity (ROE), our most important measurement, was 22.5% for 1999, an increase from 21.5% in 1998. TrustCo's enviable five-year ROE was 20.3%, and we have aggressive plans to produce a 23% ROE in 2000.
     TrustCo's world-class efficiency ratio was 38.6% for 1999, compared to 40.3% for 1998. This measurement is one of the best tests to identify effective expense controls and productivity.
     During the fourth quarter of 1999, shareholders received a two for one stock split and a 9% increase in cash dividends. The quarterly cash dividend has increased at an 18.5% compound annual rate over the last ten years, resulting in TrustCo's recognition in Mood's 1999 Handbook of Dividend Achievers as one of 334 companies of a universe of 10,000 U.S.-based firms providing increased dividend payments over the past ten consecutive years.
     We have often discussed our philosophy of returning any excess capital to the shareholders, while maintaining sufficient capital to meet the regulatory definition of "well capitalized." Therefore, in 1999, 79% of net income was paid to shareholders in cash dividends.
     As the result of an enormous effort by the staff, TrustCo's customers were not impacted by any inconveniences relating to the Y2K issue.
     During 1999, the average balance of total assets at TrustCo decreased by $22 million to $2.4 billion. For 1999, we developed a plan to eliminate a significant percentage of the high cost deposits that had accumulated in the Bank, while at the same time increasing our overall net interest margin. We decreased deposits on average by $26 million during 1999 by changing our deposit pricing philosophy, and increased our net interest margin by 35 basis points to 4.16% for the year. The increased margin was especially important because it resulted from 63 basis points reduction in deposit cost and an increase in the relative balance of our funds invested in higher yielding investments and loans in 1999 versus 1998. The increase in net interest margin resulted in an increase in the taxable equivalent net interest income of $8.1 million for 1999.
     The quality of the loan portfolio continues to be excellent, with the coverage ratio (allowance for loan losses divided by total nonperforming loans) increasing from 4.4 times at December 31, 1998 to 5.6 times at December 31, 1999, while the residential loan portfolio grew by $21 million.
     On January 3, 2000, Ralph A. Pidgeon, Senior Vice President of Trustco Bank, retired. Ralph served the companies well for over thirty-five years. Most recently, he was in charge of deposit gathering, branch administration, and several other functions. He will be missed.

     While our retail product emphasis on our traditional deposit and loan banking services will continue, we recognize the growing number of our customers who are seeking service delivery through the Internet. Previously, we announced a new division of Trustco Bank, TrustcoBankUSA, to be our vehicle for electronic service delivery. We are presently on schedule to offer an Internet-based service during the first half of 2000. Initially, TrustcoBankUSA will focus on providing deposit products and bill paying services to new customers interested in web access.
     During the past year, we developed plans that include the establishment of a subsidiary with a charter that would allow us to move more easily into new geographies. We also identified the initial locations that would provide the company significant growth potential.
     During 1999, we pursued various merger opportunities which culminated in the February 21, 2000 announcement of the signing of a merger agreement with Landmark Financial Corp. Once completed, this acquisition extends our market coverage into western Montgomery County. Our plans are that Landmark will remain a separate subsidiary of TrustCo and expand its operations. We look forward to welcoming the Landmark employees to our staff.
     Our Trust Department, currently managing $1.37 billion, continues to prosper. We have identified significant potential for increased revenue generation from this function, and the 16% increase in 1999 gross revenue from 1998 demonstrates the progress made to date.
     Our community relations efforts have become more effective. Our staff involvement with hundreds of nonprofit agencies throughout our market area, coupled with financial support from TrustCo, has received increased public awareness.
     I continue to be very enthusiastic about the vitality of the Company and the prospects for future increases in shareholder value.





Sincerely,
/S/Robert A. Mccormick
----------------------
Robert A. McCormick,
President and Chief Executive Officer

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo") and Trustco Bank, National Association (the "Bank" or "Trustco") and its operating subsidiary Trustco Realty Corp. during 1999 and, in summary form, the two preceding years. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1999 should be read in conjunction with this review. Certain amounts in years prior to 1999 have been reclassified to conform with the 1999 presentation.
     All per share information has been adjusted for the two for one stock split in 1999.

Overview
     TrustCo recorded net income of $38.2 million or $0.68 of diluted earnings per share for the year ended December 31, 1999, compared to $35.0 million or $0.63 per share for the year 1998. This represents an increase of 9.1% in net income between 1999 and 1998.

   During 1999 the following had a significant effect on net income:
   - an increase of 35 basis points in net interest margin from 3.81% in 1998 to 4.16% in 1999, resulting in an increase in taxable equivalent net interest income of $8.1 million,
   - a 10.5% increase in the average balance of noninterest bearing demand deposits to $153.4 million for 1999,
   - a $3.1 million  reduction in noninterest  expense between 1998 and 1999,
   - a $3.2 million reduction in interest earning assets between 1998 and 1999, and
   - a reduction of $260 thousand in recurring noninterest income.


Return on Equity
(CHART OMITTED)
1997             20.23%
1998             21.47%
1999             22.52%

     TrustCo has performed well with respect to a number of key performance ratios during 1999 and 1998, including:

   - return on equity of 22.52% for 1999 and 21.47% for 1998,
   - return  on assets  of 1.58%  for 1999 and  1.44% for 1998,  and
   - operating efficiency ratio of 38.62% for 1999 and 40.26% for 1998.





MIX OF AVERAGE EARNING ASSETS
(dollars in thousands)                                                                                    Components of
                                                                                99-98      98-97   Total Earning Assets
                                           1999         1998         1997      Change     Change     1999      1998     1997
Loans, net of unearned income.....   $1,329,458    1,311,967    1,260,771      17,491     51,196       56.9%     56.1    57.2
Securities available for sale:
  U.S. Treasuries and agencies....      172,411      204,694      352,301     (32,283)  (147,607)       7.4       8.7    16.0
  States and political subdivisions     134,447      112,077      102,206      22,370      9,871        5.7       4.8     4.6
  Mortgage-backed securities......      242,217      186,239      134,509      55,978     51,730       10.4       8.0     6.1
  Other...........................      134,715      108,947       33,985      25,768     74,962        5.8       4.7     1.5
  Total securities available         -----------------------------------------------------------------------------------------
  for sale.......................       683,790      611,957      623,001      71,833    (11,044)      29.3      26.2    28.2
                                     -----------------------------------------------------------------------------------------
Federal funds sold................      321,422      414,162      320,953     (92,740)    93,209       13.8      17.7    14.6
Other short-term investments......        1,012          752          --          260        752         --        --     --
                                     -----------------------------------------------------------------------------------------
Total earning assets..............   $2,335,682    2,338,838    2,204,725      (3,156)   134,113      100.0%    100.0   100.0
                                     -----------------------------------------------------------------------------------------

     The average balance of interest bearing deposits decreased from $1.93 billion in 1998 to $1.89 billion in 1999, a decrease of $40.2 million or 2.1%. This decrease is the result of a plan during 1999 to reduce the balances of high yield deposit accounts that had accumulated in the Bank over the last several years. The strategic decision was to reduce these deposits during 1999 to better focus on core deposit relationships. As a result of executing this strategy the deposit balances decreased. However, the average cost of deposits also decreased by 63 basis points to 3.60% between 1998 and 1999. This resulted in the total cost of interest bearing liabilities decreasing to 3.63%, resulting in an overall increase in net interest spread and net interest margin.
     Additional funds were also deployed during 1999 into the loan and securities portfolio, away from the lower yielding overnight investments. The Company had been maintaining additional liquidity in the form of overnight investments during 1998 and 1997 to be in a position to make additional investments once market interest rates began to rise. During 1999 such an opportunity became available in the marketplace as interest rates increased on loans and investments. The average balance of the loan portfolio increased by $17.5 million and the securities portfolio increased by $71.8 million.

Asset/Liability Management
     In managing its balance sheet portfolios, TrustCo utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities (including federal funds sold) are the Company's primary earning assets. Average interest earning assets were 96.9% and 96.1% of average total assets for 1999 and 1998, respectively.
     TrustCo, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit banking products offered within the markets served by the Company. TrustCo does not actively seek to attract out-of-area deposits or so called hot money; rather the Company focuses on the value of core relationships with both depositors and borrowers.
     TrustCo's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its effort to maintain adequate liquidity under prevailing and projected economic conditions, and to maintain an efficient and appropriate mix of core deposit relationships.
     The Company relies on traditional banking investment instruments and its large base of core deposits to help in asset/liability management.

Earning Assets
     Average earning assets during 1999 were $2.34 billion, which was a decrease of $3.2 million from the prior year. The decrease in the average balance of earning assets was a result of growth in the average balance of loans and securities, offset by a $92.7 million reduction in the average balance of federal funds sold.
     Total average assets were $2.41 billion for 1999 and $2.43 billion for 1998.
     The table "Mix of Average Earning Assets," shows how the mix of the earning assets has changed over the last three years. While the growth in earning assets is critical to improved profitability, changes in the mix also have a significant impact on income levels.


Loan portfolio
(dollars in thousands)                                             Average Balances
                                      1999              1998                1997               1996               1995

                                 Amount  Percent    Amount  Percent      Amount  Percent    Amount   Percent    Amount  Percent
Residential.................. $  975,803     73.3%  $937,094     71.4%  $848,105   67.2%   $783,094     63.7%   $714,804    60.1%
Commercial...................    189,407     14.3    189,542     14.4    204,502   16.2     224,949     18.3     237,165    19.9
Home equity line of credit...    141,488     10.6    158,939     12.1    178,597   14.1     187,652     15.3     202,647    17.0
Installment..................     23,725      1.8     27,530      2.1     30,931    2.5      33,299      2.7      35,269     3.0
                              ----------------------------------------------------------------------------------------------------
Total loans.................. $1,330,423    100.0% 1,313,105    100.0% 1,262,135  100.0%  1,228,994    100.0%  1,189,885   100.0%
                              ----------------------------------------------------------------------------------------------------
Less:Unearned income.........        965               1,138               1,364              1,587                1,956
     Allowance for loan losses    56,449              55,208              53,173             51,233               45,086
                              ----------------------------------------------------------------------------------------------------
Net loans.................... $1,273,009           1,256,759           1,207,598          1,176,174            1,142,843
                              ----------------------------------------------------------------------------------------------------


Tax Equivalent Net Interest Income (dollars in millions)
(CHART OMITTED)
1997             $88.7
1998             $89.1
1999             $97.2

Loans: Average total loans increased $17.5 million, or 1.3%, during 1999. Interest income on the loan portfolio decreased to $106.9 million in 1999 from $111.0 million in 1998. The average yield decreased from 8.46% in 1998 to 8.04% in 1999.
     The steady growth of the loan portfolio as a component of the Company's assets contributed significantly to the superior earnings results for 1999. TrustCo has distinguished itself in the Upstate New York region as one of the principal originators of residential real estate mortgage loans. Through aggressive marketing and pricing and a customer-friendly service delivery network, TrustCo has increased the average balance of the residential real estate loan portfolio to $975.8 million, an increase of $38.7 million, or 4.1%. Income on residential real estate loans increased to $76.0 million in 1999 from $75.5 million in 1998. The yield on this loan portfolio decreased to 7.79% for 1999 from 8.05% in 1998 due to general changes on retail rates in the marketplace.
     The overwhelming majority of TrustCo's real estate loans are secured by properties within the Bank's market area. Management's specific knowledge of local market conditions and trends is considered a benefit for both marketing and collection purposes. During 1999, management continued its established practice of retaining all new loan originations in the Bank's portfolio rather than selling them in the secondary market. This practice positions TrustCo to be able to respond quickly to customer and market needs by allowing TrustCo and the customers to deal on a one to one basis to resolve conflicts and to meet individual needs. This practice also allows TrustCo to respond quickly to changes in interest rates or closing costs by competitors. The overall effect is that TrustCo is able to develop long term business relations with customers and meet their needs quickly.
     Average commercial loans of $189.4 million in 1999 remained virtually equal to the $189.5 million for 1998. The average yield on the commercial loan portfolio decreased to 8.84% for 1999 compared to 9.40% for 1998. This resulted in income on commercial loans of $16.8 million in 1999 and $17.8 million in 1998. TrustCo strives to maintain strong asset quality in all aspects of its loan portfolio, especially with respect to commercial loans. Competition for commercial loans continues to be very intense in the Bank's market region. The Bank competes with large money center and regional banks as well as with smaller locally based banks and thrifts. Over the last several years competition for commercial loans has intensified as smaller banks and thrifts have tried to develop commercial loan portfolios. To do this, some are reducing interest rates and underwriting standards.
     TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of business in its market area with the necessity of managing its credit risk. In accordance with these goals the Company has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any significant concentrations of credit extended to any single borrower or industry. The Bank's commercial loan portfolio reflects the diversity of business found in the Capital Region's economy. Light manufacturing, retail, service and real estate related business are a few examples of the types of businesses located in the Bank's market area.
     TrustCo has a long-standing leadership position in the home equity credit line product in its market area. TrustCo was one of the first financial institutions in the Upstate New York region to aggressively market and originate this product, and has developed significant expertise with respect to its risks and rewards. During 1999 the average balance of home equity credit lines was $141.5 million, down from $158.9 million in 1998. The home equity credit line product has developed into a significant business line for virtually all financial services companies. The Bank competes with both regional and national concerns for these lines of credit and faces stiff competition with respect to interest rates, closing costs, and service for these loans. TrustCo continuously reviews changes made by competitors with respect to the home equity credit line product and adjusts the Bank's offerings to remain competitive. The average yield decreased to 7.95% for 1999 from 9.02% in 1998. This decrease resulted in interest income on home equity credit lines of $11.2 million in 1999, compared to $14.3 million in 1998.
     The average balance of installment loans, net of unearned income,decreased to $22.8 million in 1999 from $26.4 million in 1998. The yield on installment loans increased 19 basis points to 12.87% in

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(dollars in thousands)                                                      December 31, 1999
                                                                              After 1 Year
                                                                   In 1 Year   But Within            After
                                                                   or Less       5 Years            5 Years          Total
Commercial...........................................          $ 90,778           62,554            40,198          193,530
Real estate construction.............................            15,867               --                --           15,867
                                                              --------------------------------------------------------------
Total................................................          $106,645           62,554            40,198          209,397
                                                              --------------------------------------------------------------
Predetermined rates..................................          $ 46,076           61,995            40,198          148,269
Floating rates.......................................            60,569              559                --           61,128
                                                              --------------------------------------------------------------
Total................................................          $106,645           62,554            40,198           209,397
                                                              --------------------------------------------------------------


1999, resulting in interest income of $2.9 million. This portfolio continues to decrease because many consumers have shifted their borrowing patterns from direct installment credit to home equity loan products which may provide an income tax benefit.

Securities available for sale: The portfolio of securities available for sale was actively managed by the Company to take full advantage of changes in interest rates. Securities available for sale are used primarily for liquidity purposes while simultaneously producing earnings, and are managed under a policy detailing the types, duration, and interest rates acceptable in the portfolio.
     The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time. However, these securities would be available for sale in response to changes in market interest rates, related changes in prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.
     At December 31, 1999, securities available for sale amounted to $640.8 million, compared to $717.4 million at year end 1998. For 1999, the average balance of securities available for sale was $683.8 million with an average yield of 7.05%, compared to an average balance in 1998 of $612.0 million with an average yield of 7.18%. During the latter half of 1999, market interest rates on investment securities were beginning to recover from historic lows experienced in 1998 and the early parts of 1999. This created a situation wherein reinvestment opportunities were generally at lower interest rates than those on maturing securities. The impact was the reduction in the overall yield on the securities portfolio during 1999 compared to 1998.
     The taxable equivalent income earned on the securities portfolio in 1999 was $48.2 million, compared to $43.9 million earned in 1998. The average balance of the securities portfolio increased by $71.8 million between 1998 and 1999, while the average yield on the portfolio decreased by 13 basis points during the same time period.
     During 1999, TrustCo recognized approximately $5.4 million of net losses from securities transactions, compared to approximately $1 million of net gains in 1998. Throughout 1999, TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created additional liquidity and eliminated lower yielding assets from the securities portfolio. At year end 1999, TrustCo continued to have significant liquidity in the form of $266.0 million of federal funds sold and $10.0 million of other short-term investments. Management believes that the Company will have the opportunity to reinvest these funds in the securities or loan portfolios as enhanced opportunities develop in 2000.
     TrustCo has not invested in any exotic investment products such as interest rate swaps, forward placement contracts, or other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, TrustCo can meet the objectives of asset/liability management and liquidity, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.
     Securities available for sale are recorded at their fair value, with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. Average balances of securities available for sale are stated at amortized cost. At December 31, 1999 and 1998, the market value of TrustCo's portfolio of securities available for sale produced net unrealized gains/(losses) of approximately ($4.1) million and $31.5 million, respectively.
     During 1999 and 1998, the Bank invested in short-term asset-backed securities as a means of supplementing the income from other short-term investments.

These bonds are all secured by underlying real estate type assets and are AAA rated credits. These securities are classified as other securities for the following analysis.


Securities available for sale
(dollars in thousands)                                                        As of December 31,
                                                          1999                       1998                     1997

                                                   Amortized      Market     Amortized      Market     Amortized     Market
                                                        Cost       Value          Cost       Value          Cost      Value
  U.S. Treasuries and agencies.................     $189,207     185,978       163,244     167,825       273,517    278,823
  States and political subdivisions............      136,203     132,560       124,390     129,745       109,210    113,787
  Mortgage-backed securities...................      211,450     205,558       246,531     249,489       151,989    155,080
  Other........................................       81,834      80,732       126,183     126,348        15,430     15,451
                                                    ------------------------------------------------------------------------
    Total debt securities available for sale...      618,694     604,828       660,348     673,407       550,146    563,141
  Equity securities............................       26,274      36,002        25,610      44,003        24,955     38,758
                                                    ------------------------------------------------------------------------
    Total securities available for sale........     $644,968     640,830       685,958     717,410       575,101    601,899



     The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 1999 based on the final maturity of the securities. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are stated using estimated average life, and equity securities are excluded. Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.


SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD

Debt securities available for sale:
(dollars in thousands)                                                  As of December 31, 1999

                                                                               Maturing:
                                                               After 1         After 5
                                                Within         But Within      But Within        After
                                                1 Year         5 Years         10 Years          10 Years            Total
U.S. Treasuries and agencies
  Amortized cost........................     $ 9,801             4,994           169,412            5,000           189,207
  Market value..........................       9,791             4,994           166,373            4,820           185,978
  Weighted average rate.................        5.45%             6.32              7.48             7.54              7.34
States and political subdivisions
  Amortized cost........................     $ 5,107             4,040             5,181          121,875           136,203
  Market value..........................       5,148             4,089             5,211          118,112           132,560
  Weighted average rate.................        7.71%             7.85              8.19             8.20              8.17
Mortgage-backed securities
  Amortized cost........................        $ 53            36,178           142,996           32,223           211,450
  Market value..........................          53            35,084           139,675           30,746           205,558
  Weighted average rate.................        6.50%             6.86              7.16             6.61              7.03
Other
  Amortized cost........................     $33,843            47,991                --               --            81,834
  Market value..........................      33,640            47,092                --               --            80,732
  Weighted average rate.................        6.35%             6.23                --               --              6.28
                                             -------------------------------------------------------------------------------
Total debt securities available for sale
  Amortized cost........................     $48,804            93,203           317,589          159,098           618,694
  Market value..........................      48,632            91,259           311,259          153,678           604,828
  Weighted average rate.................        6.31%             6.55              7.35             7.86              7.28
                                             -------------------------------------------------------------------------------


Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer of the bond to redeem the bond prior to maturity at specified dates and at predetermined prices. Normally, securities are redeemed at the call date when the issuer can reissue the bond at a lower interest rate. Therefore, for cash flow, liquidity and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, by both maturity date and call date as of December 31, 1999. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are reported using an estimate of average life; equity securities are excluded.


SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION

Debt securities available for sale:
(dollars in thousands)                                                              As of December 31, 1999
                                                                           Based on                        Based on
                                                                        Final Maturity                     Call Date
                                                                    Amortized        Market         Amortized       Market
                                                                         Cost         Value              Cost        Value
Within 1 year....................................................    $ 48,804        48,632           143,475       140,790
1 to 5 years.....................................................      93,203        91,259           190,110       186,470
5 to 10 years....................................................     317,589       311,259           243,014       237,066
After 10 years...................................................     159,098       153,678            42,095        40,502
                                                                     -------------------------------------------------------
  Total debt securities available for sale.......................    $618,694       604,828           618,694       604,828
                                                                     -------------------------------------------------------


Federal funds sold: During 1999, the average balance of federal funds sold was $321.4 million, a $92.7 million decrease from $414.2 million in 1998. The average rate earned on these assets was 4.99% in 1999 and 5.44% in 1998. TrustCo utilizes this category of earning assets as a means of maintaining strong liquidity as interest rates change. Rather than invest excess liquidity during 1999, the Company chose to place these funds in overnight federal funds sold. This decision had the short-term effect of suppressing earnings for 1999, but positioned TrustCo to take advantage of other banking opportunities as they emerge in 2000.
     The decrease in average yield during 1999 was primarily the result of a 75 basis point decrease in the target federal funds rate set by the Federal Reserve Bank during 1998. All of the decreases made by the Federal Reserve Bank in the target federal funds rate were made in the second half of 1998. During 1999, the Federal Reserve Bank began a process of increasing rates on federal funds which eventually established a target rate of 5.50% at December 31, 1999.


Average Balances, Yields and Net Interest Margins
(dollars in thousands)                                     1999                           1998                        1997
                                                       Interest                       Interest                   Interest
                                               Average   Income/   Average    Average    Income/  Average  Average  Income/  Average
                                               Balance   Expense     Rate     Balance    Expense  Rate     Balance  Expense     Rate
Assets
  Loans, net of unearned income........        $1,329,458  106,933   8.04%   1,311,967  110,952   8.46%   1,260,771  109,690   8.70%
                                               -------------------------------------------------------------------------------------
  Securities available for sale:
    U.S. Treasuries and agencies.......           172,411   12,530   7.27      204,694   15,408    7.53     352,30 1  27,436   7.79
    States and political subdivisions..           134,447   10,724   7.98      112,077    9,056    8.08     102,206    8,249   8.07
    Mortgage-backed securities.........           242,217   16,322   6.74      186,239   12,692    6.81     134,509   10,094   7.50
    Other..............................           134,715    8,613   6.39      108,947    6,781    6.22      33,985    1,975   5.81
                                               -------------------------------------------------------------------------------------
    Total securities available for sale           683,790   48,189   7.05      611,957   43,937    7.18     623,001   47,754   7.67
                                               -------------------------------------------------------------------------------------
  Federal funds sold                              321,422   16,031   4.99      414,162   22,536    5.44     320,953   17,761   5.53
  Other short-term investments.........             1,012       55   5.41          752       39    5.17          --       --     --
                                               -------------------------------------------------------------------------------------
    Total interest earning assets......         2,335,682  171,208   7.33%   2,338,838  177,464    7.59%  2,204,725  175,205   7.95%
                                               -------------------------------------------------------------------------------------
Allowance for loan losses..............           (56,449)                     (55,208)                     (53,173)
  Cash and noninterest earning assets..           131,962                      149,608                      151,046
                                               -------------------------------------------------------------------------------------
    Total assets.......................        $2,411,195                    2,433,238                    2,302,598
                                               -------------------------------------------------------------------------------------
Liabilities and shareholders' equity
  Interest bearing deposits:
    Interest bearing checking accounts.        $  264,742    2,818   1.06%     243,888    3,585    1.47%    233,644   3,596    1.54%
    Savings............................           661,888   17,887   2.70      657,793   20,382    3.10     658,750  22,622    3.43
    Time deposits and money markets....           963,145   47,336   4.91    1,028,258   57,629    5.60     967,864  54,728    5.65
                                               -------------------------------------------------------------------------------------
    Total interest bearing deposits....         1,889,775   68,041   3.60    1,929,939   81,596    4.23   1,860,258  80,946    4.35
                                               -------------------------------------------------------------------------------------
Short-term borrowings..................          146,667     5,972   4.07      143,337    6,751    4.71     117,184   5,574    4.76
                                               -------------------------------------------------------------------------------------
    Total interest bearing liabilities.        2,036,442    74,013   3.63%   2,073,276   88,347    4.26%  1,977,442  86,520    4.38%
                                               -------------------------------------------------------------------------------------
  Demand deposits......................          153,374                       138,786                      120,965
Other liabilities......................           41,895                        41,073                       36,918
 Shareholders' equity..................          179,484                       180,103  167,273
                                               -------------------------------------------------------------------------------------
    Total liabilities and shareholders'equity $2,411,195                     2,433,238                   2,302,598
                                               -------------------------------------------------------------------------------------
Net interest income....................                     97,195                       89,117                      88,685
Net interest spread....................                              3.70%                         3.33%                       3.57%
Net interest margin (net interest income
  to total interest earning assets)....                              4.16                          3.81                        4.02

Portions  of  income  earned  on  certain  commercial  loans,  U.S.   Government
obligations, obligations of states and political subdivisions, and equity securities are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0% and 9.0%, respectively, for 1999, 1998, and 1997. The average balances of securities available for sale were calculated using amortized costs for these securities. Included in the balance of shareholders' equity is $9.9 million, $17.0 million, and $8.2 million in 1999, 1998, and 1997, respectively, of unrealized appreciation, net of tax, in the available for sale securities portfolio. Nonaccrual loans are included in average loans.

Funding Sources
     TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table, "Mix of Average Sources of Funding," presents the various categories of funds used and the corresponding average balances for each of the last three years.



mix of Average Sources of Funding
(dollars in thousands)                                                                                      Components of
                                                                                    99-98     98-97          Total Funding
                                                1999         1998         1997     Change    Change       1999    1998   1997
Demand deposits........................   $  153,374      138,786      120,965     14,588    17,821        7.0%    6.3    5.8
Retail deposits:
  Savings..............................      661,888      657,793      658,750      4,095      (957)      30.2    29.7   31.4
  Time deposits under $100 thousand....      785,151      841,915      806,866    (56,764)   35,049       35.9    38.1   38.5
  Interest bearing checking accounts...      264,742      243,888      233,644     20,854    10,244       12.1    11.0   11.1
  Money market deposits................       59,953       56,754       59,707      3,199    (2,953)       2.7     2.6    2.8
                                         -------------------------------------------------------------------------------------
 Total retail deposits.................    1,771,734    1,800,350    1,758,967    (28,616)   41,383       80.9    81.4   83.8
                                         -------------------------------------------------------------------------------------
  Total core deposits..................    1,925,108    1,939,136    1,879,932    (14,028)   59,204       87.9    87.7   89.6
                                         -------------------------------------------------------------------------------------
Time deposits over $100 thousand.......      118,041      129,589      101,291    (11,548)   28,298        5.4     5.8    4.8
Short-term borrowings..................      146,667      143,337      117,184      3,330    26,153        6.7     6.5    5.6
                                         -------------------------------------------------------------------------------------
  Total purchased liabilities..........      264,708      272,926      218,475     (8,218)   54,451       12.1    12.3   10.4
                                         -------------------------------------------------------------------------------------
 Total sources of funding..............   $2,189,816    2,212,062    2,098,407    (22,246)  113,655      100.0%  100.0  100.0
                                         -------------------------------------------------------------------------------------

Average Deposits by Type of Depositor
(dollars in thousands)                                                         Years Ended December 31,
                                                                   1999         1998         1997         1996         1995
Individuals, partnerships and corporations...............    $1,984,359    2,009,296    1,924,606    1,880,798    1,802,455
U.S. Government..........................................            92          100           62           45          261
States and political subdivisions........................        45,223       45,715       44,839       44,555       46,091
Other (certified and official checks, etc.)..............        13,475       13,614       11,716       11,047       10,263
                                                             ---------------------------------------------------------------
  Total average deposits by type of depositor............    $2,043,149    2,068,725    1,981,223    1,936,445    1,859,070
                                                             ---------------------------------------------------------------

Deposits: Average total deposits (including time deposits greater than $100 thousand) were $2.04 billion in 1999 compared to $2.07 billion in 1998, a decrease of $25.6 million. Increases were noted in interest bearing checking accounts, money market, savings, and demand deposit accounts. Average interest bearing checking accounts increased by $20.9 million between 1998 and 1999, money market accounts increased by $3.2 million, savings account balances increased by $4.1 million and demand deposits increased by $14.6 million.
     The increase in demand deposits is noteworthy because these accounts represent the principal banking relationship for most customers. The increase in demand deposits reflects the impact of the new branch offices opened since 1995, and the continuing focus at TrustCo on providing core banking services faster, cheaper and better than its competitors. The TrustCo demand deposit account has one of the lowest minimum balance requirements of any financial institution operating in the same banking territory.
     These increases were offset by a $68.3 million decrease in time deposit accounts during the same time period. The decrease in time deposits during 1999 was the result of a decision to reduce the amount of high rate deposits that had accumulated in the Bank over the last several years. To accomplish this objective, interest rates on these products were decreased significantly as the identified deposit accounts were maturing. The anticipation was that these funds would leave as interest rates were reduced. As a result of executing this strategy, the average balance of time deposits decreased to $903.2 million in 1999, compared to $971.5 million in 1998. The average yield on time deposits also decreased from 5.76% in 1998 to 5.06% in 1999. This resulted in a reduction in interest expense on time deposits of $10.3 million or 18.4%.

     For 1999, TrustCo had an average of $118.0 million of time deposits with balances greater than $100 thousand. The vast majority of these accounts are retail in nature and represent traditional TrustCo customers attracted to the Bank by the same factors as other banking customers. TrustCo does not offer these depositors any differential in interest rates, services or terms.
     The overall cost of interest bearing deposits was 3.60% in 1999 compared to 4.23% in 1998. The decrease in the average balance of interest bearing deposits, coupled with a 63 basis point decrease in the average cost, resulted in a decrease of approximately $13.6 million in interest expense to $68.0 million in 1999.
     The Company strives to maintain competitive rates on deposit accounts and to attract customers through a combination of competitive interest rates, quality customer service, and convenient banking locations. In this fashion, TrustCo is able to attract deposit customers looking for a long-term banking relationship, and to cross sell banking services utilizing the deposit account relationship as the starting point.

Maturity of Time deposits
 over $100 thousand
(dollars in thousands)          As of December 31, 1999
Under 3 months..............................   $ 39,773
3 to 6 months ..............................     13,464
6 to 12 months .............................     29,552
Over 12 months..............................     32,847
                                               --------
Total.......................................   $115,636
                                               --------

Other funding sources: The Company had $146.7 million of average short-term borrowings outstanding during 1999 compared to $143.3 million in 1998. The average cost of short-term borrowings was 4.07% in 1999 and 4.71 % in 1998. This resulted in a decrease in interest expense of approximately $780 thousand.
      A majority of short-term borrowing consists of the Trustco Short-Term Investment Account, which was developed by the Bank to facilitate overnight deposits from the Company's Trust Department. Daily balances are transferred by the Trust Department into this account, and are collateralized by securities owned by the Bank.



Volume and Yield Analysis
(dollars in thousands)                               1999 vs. 1998                                1998 vs. 1997
                                           Increase      Due to       Due to           Increase        Due to         Due to
                                          (Decrease)    Volume         Rate           (Decrease)       Volume           Rate
Interest income (TE):
  Federal funds sold...................  $(6,505)        (4,739)      (1,766)            4,775          5,077          (302)
  Other short-term investments.........       16             14            2                39             39            --
  Securities available for sale:
    Taxable............................    2,584          3,055         (471)           (4,556)        (2,854)       (1,702)
    Tax-exempt.........................    1,668          1,785         (117)              739            764           (25)
                                         ------------------------------------------------------------------------------------
    Total securities available
      for sale.........................    4,252          4,840         (588)           (3,817)       (2,090)         1,727)
  Loans................................   (4,019)         1,097       (5,116)            1,262          3,596        (2,334)
                                         ------------------------------------------------------------------------------------
    Total interest income..............   (6,256)         1,212       (7,468)            2,259          6,622        (4,363)
                                         ------------------------------------------------------------------------------------
Interest expense:
  Interest bearing checking accounts...     (767)           287       (1,054)              (11)           154          (165)
  Savings..............................   (2,495)           126       (2,621)           (2,240)           (33)       (2,207)
  Time deposits
     and money markets.                  (10,293)        (3,672)      (6,621)            2,901          3,555          (654)
  Short-term borrowings................     (779)           154         (933)            1,177          1,232           (55)
                                         ------------------------------------------------------------------------------------
    Total interest expense.............  (14,334)        (3,105)     (11,229)            1,827          4,908        (3,081)
                                         ------------------------------------------------------------------------------------
    Net interest income (TE)...........  $ 8,078          4,317        3,761               432          1,714        (1,282)
                                         ------------------------------------------------------------------------------------

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

Net Interest Income: Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 1999 increase in net interest income was primarily the result of decreased cost of funding sources and a redeployment of assets from low yielding overnight investments to the higher yielding loan and investment portfolios.
     Taxable equivalent net interest income for 1999 was $97.2 million, up $8.1 million over 1998. The average balance of interest earning assets decreased by $3.2 million in 1999. The yield on average interest earning assets decreased by 26 basis points to 7.33% in 1999, compared to 7.59% in 1998, while the average cost of interest bearing liabilities decreased 63 basis points during 1999 to 3.63% from 4.26% in 1998. Likewise, the average balance of interest bearing liabilities decreased from $2.07 billion in 1998 to $2.04 billion in 1999. Total interest expense for 1999 was $74.0 million, a decrease of $14.3 million over the 1998 expense of $88.3 million.

Capital Resources
     Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios and to qualify as a well capitalized bank in accordance with federal regulatory requirements. Historically, most of the Company's capital requirements have been provided through retained earnings generated. New issues of equity securities have not been required to support the Company's growth.


Dividends per Share
(CHART OMITTED)
1997             $.43
1998             $.50
1999             $.56

    A basic element of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operation of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a cash dividend payout ratio of 79.2% of net income for 1999, 76.0% for 1998, and 72.3% for 1997. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use of the excess capital in TrustCo. As to the likelihood of future dividends, the philosophy stated above will continue in 2000 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.
     TrustCo's Tier 1 capital was $168.8 million or 13.55% of risk-adjusted assets at December 31, 1999, and $167.2 million or 12.78% of risk-adjusted assets at December 31, 1998. Tier 1 capital to average assets at December 31, 1999 was 7.15%, as compared to 6.89% at year end 1998. At December 31, 1999 and 1998, the subsidiary bank, Trustco, met the regulatory definition of a well capitalized institution.

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

     Nonperforming assets at year end 1999 totalled $11.7 million, a decrease of $5.9 million from the balance of $17.6 million at year end 1998. Nonperforming loans decreased from $12.4 million in 1998 to $9.9 million at year end 1999. Nonperforming loans as a percentage of the total loan portfolio were 0.73% in 1999 and 0.94% in 1998. Given the trends in bankruptcies and real estate values which secure much of the Bank's real estate loan portfolio, there continues to be concern relative to the level of nonperforming loans in the future.
     Included in nonperforming loans at year end 1999 are $4.4 million of loans in nonaccrual status, a decrease of $2.7 million from the 1998 balance of $7.1 million. Loans past due three payments or more and still accruing interest amounted to $500 thousand, down $900 thousand from the 1998 year end balance. Restructured loans in 1998 were $3.8 million, compared to $5.0 million in 1999. Adherence to sound underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo, and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.
     All but $100 thousand of the $9.9 million of nonperforming loans at December 31, 1999 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Likewise, virtually all charge offs for 1999 occurred in the residential real estate and retail consumer loan portfolios. During 1999, gross charge offs of these types of loans were $7.2 million (which represented 92% of total gross charge offs), up 42% from 1998. In 1998, charge offs for these types of loans were $5.1 million, 65% higher than in 1997. There has been a dramatic shift of nonperforming loans and charge offs to the residential real estate and retail consumer loan portfolios for several reasons, including:

     - the  overall   emphasis  within  TrustCo  on  residential   real  estate
       originations,
     - the relatively weak economic environment in the Upstate New York market, and
     - the reduction in real estate values that has occurred in much of TrustCo's market area since the middle of the 1990's, resulting in a reduction in the value of the collateral that supports the real estate loans.

     Consumer defaults and bankruptcies have increased dramatically over the last several years, and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties, and to work aggressively so as to minimize losses.
     TrustCo has a diversified loan portfolio with no concentrations to any one borrower or any single industry, and which includes a significant balance of residential mortgage loans to borrowers in the Capital District.
     Nonperforming assets at year end 1999 include $1.8 million of foreclosed properties, compared to $5.2 million in 1998. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral securing the loan balance. The decrease in the foreclosed properties balance is the result of efforts by the Company to complete collection efforts on nonperforming loans. Once properties are included in the foreclosed properties category, management takes decisive action to dispose of them quickly. Management believes that the $1.8 million balance of foreclosed properties is realizable through the normal course of liquidating these properties.
     Management is aware of no other loans in the Bank's portfolio that pose significant risk of the eventual non-collection of principal and interest. As of December 31, 1999, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

     TrustCo has no advances to borrowers or projects located outside the United States.

Nonperforming Assets
(dollars in thousands)                                                          As of December 31,
                                                             1999           1998          1997           1996          1995
Loans in nonaccrual status...........................     $ 4,433          7,147         6,298         10,748        12,832
Loans past due 3 payments or more....................         509          1,454         1,060            792         1,696
Restructured loans...................................       4,979          3,782         3,294          2,495         1,130
                                                          ------------------------------------------------------------------
Total nonperforming loans............................       9,921         12,383        10,652         14,035        15,658
Foreclosed real estate...............................       1,771          5,174         9,309          6,518         3,732
                                                          ------------------------------------------------------------------
Total nonperforming assets...........................     $11,692         17,557        19,961         20,553        19,390
                                                          ------------------------------------------------------------------
Allowance for loan losses............................     $55,820         54,375        53,455         51,561        48,320
Allowance coverage of nonperforming loans............        5.63x          4.39          5.02           3.67          3.09
Nonperforming loans as a % of total loans............        0.73%          0.94          0.82           1.13          1.28
Nonperforming assets as a % of total assets..........        0.49           0.71          0.84           0.91          0.89


Allowance For Loan Losses
(dollars in millions)
(CHART OMITTED)
1997             $53.5
1998             $54.4
1999             $55.8

Allowance for Loan Losses

     The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which management determines are uncollectible. The adequacy of the allowance is evaluated continuously, with emphasis on nonperforming and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the loan portfolio's inherent risk.
     In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
     - the magnitude and nature of recent loan charge offs and the shifting of charge offs to the residential real estate loan portfolio,
     - the growth in the loan portfolio and the risks associated with the absolute balance of the loan portfolio in relation to the economic climate in the Bank's business territory,
     - changes in underwriting standards in the competitive environment that TrustCo operates in,
     - significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure, and dispose of collateral, and
     - the relatively weak economic environment in the Upstate New York territory combined with declining real estate prices.

     Consumer bankruptcies and defaults in general have risen significantly during the 1990's. This trend appears to be continuing as a result of economic turmoil and consumers' easy access to large amounts of credit. Job growth in the Upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs. These trends continued in 1999.
     The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1999 and 1998 were $7.8 million and $6.6 million, respectively. As noted above, the mix of loan types giving rise to loan charge offs has shifted to the residential real estate portfolio. Recoveries were $4.2 million in 1999 and $2.9 million in 1998. The provision recorded on the consolidated income statement in 1999 was $5.1 million compared to $4.6 million in 1998.
     Net charge offs as a percentage of average loans were 0.27% and 0.28% in 1999 and 1998, respectively. The allowance for loan losses as a percentage of loans outstanding was 4.14% in 1999 and 4.11% in 1998. The Company has a policy of recognizing problem loan charge offs early and pursuing collection efforts aggressively. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
     TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured since 1995 under a troubled debt restructuring, as impaired loans.
     At year end 1999 and 1998, there were $4.7 million of impaired loans. The average balances of


Allowance to Loans Outstanding
(CHART OMITTED)
1997             4.12%
1998             4.11%
1999             4.14%

impaired loans were $5.0 million during 1999 and $4.0 million during 1998. The Company recognized approximately $400 thousand of interest income on these loans in each of 1999 and 1998.


Summary of Loan Loss Experience
(dollars in thousands)                                       1999           1998          1997           1996          1995
Amount of loans outstanding at end of year
  (less unearned income)..........................     $1,349,809      1,322,703     1,298,276      1,241,882     1,226,142
Average loans outstanding during year
  (less average unearned income)..................      1,329,458      1,311,967     1,260,771      1,227,407     1,187,929
                                                       ---------------------------------------------------------------------
Balance of allowance at beginning of year.........         54,375         53,455        51,561         48,320        38,851
Loans charged off:
  Commercial......................................            619          1,498         3,506          3,213         4,823
  Real estate.....................................          6,534          3,883         2,014          1,498         1,694
  Installment.....................................            635          1,180         1,059            937           821
                                                       ---------------------------------------------------------------------
     Total........................................          7,788          6,561         6,579          5,648         7,338
                                                       ---------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial......................................          2,811          2,308         2,718          1,963         3,504
  Real estate.....................................          1,140            362           169            110           258
  Installment.....................................            219            201           172            239           347
     Total........................................          4,170          2,871         3,059          2,312         4,109
                                                       ---------------------------------------------------------------------
Net loans charged off.............................          3,618          3,690         3,520          3,336         3,229
                                                       ---------------------------------------------------------------------
Additions to allowance charged to
  operating expense...............................          5,063          4,610         5,414          6,577        12,698
                                                       ---------------------------------------------------------------------
Balance of allowance at end of year...............       $ 55,820         54,375        53,455         51,561        48,320
                                                       ---------------------------------------------------------------------
Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)..................           0.27%          0.28%         0.28           0.27          0.27
Allowance as a percent of loans outstanding
   at end of year.................................           4.14           4.11          4.12           4.15          3.94
                                                       ---------------------------------------------------------------------

Market Risk
     The Company's principal exposure to market risk is with respect to interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current market value.

Interest Rate Risk
     Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
     The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk, but net interest income is not always enhanced by this action.
     One measure of interest rate risk, the so called gap, is illustrated in the table "Interest Rate Sensitivity."
     The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis, the maturity and repricing of loans is based on the expected cash flows or earliest repricing date. For securities available for sale, mortgage-backed securities, asset-backed securities, and collateralized mortgage obligations are stated using anticipated cash flows over their average life, and debt securities are stated at final maturity. Equity securities that the Bank is required to hold are categorized in the rate insensitive column for this presentation. Other equity securities are shown in the 0 to 90 days category. All securities available for sale are presented at fair market value. Interest bearing checking, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.

     At December 31, 1999, the Company's gap position indicated an excess of assets repricing in the 0 to 90 day period of $170.0 million. This positive gap position is the result of management's decision to retain $276.0 million of federal funds sold and other short-term investments at year end 1999 for potential reinvestment in 2000. The gap position turns negative (an excess of liabilities subject to repricing over


Interest Rate Sensitivity
(dollars in thousands)                                                     At December 31, 1999
                                                                  Repricing, or able to be repriced, in:
                                                      0-90        91-366         1-5       Over 5        Rate
Days                                                  Days         Years       Years        Years     Insensitive     Total
Assets:
  Federal funds sold..........................    $266,000           --           --           --           --      266,000
  Other short-term investments................       9,970           --           --           --           --        9,970
  Securities available for sale...............      60,968       60,632      132,975      371,318       14,937      640,830
  Loans, net of unearned income...............     203,529      118,599      204,771      818,477        4,433    1,349,809
  Noninterest rate sensitive assets...........          --           --           --           --       97,413       97,413
                                                  --------------------------------------------------------------------------
      Total assets............................     540,467      179,231      337,746    1,189,795      116,783    2,364,022
                                                  --------------------------------------------------------------------------
Cumulative total assets.......................    $540,467      719,698    1,057,444    2,247,239    2,364,022
                                                  --------------------------------------------------------------------------
Liabilities and shareholders' equity:
  Deposits:
    Interest bearing deposits.................    $209,762      466,489      736,899      426,446           --    1,839,596
    Noninterest bearing deposits..............       7,876       17,877       58,226       71,335           --      155,313
                                                  --------------------------------------------------------------------------
      Total deposits..........................     217,638      484,366      795,125      497,781           --    1,994,909
  Borrowings..................................     152,782           --           --           --           --      152,782
  Noninterest rate sensitive liabilities......          --           --           --           --       49,975       49,975
  Shareholders' equity........................          --           --           --           --      166,356      166,356
                                                  --------------------------------------------------------------------------
      Total liabilities and shareholders' equity   370,420      484,366      795,125      497,781      216,331    2,364,022
                                                  --------------------------------------------------------------------------
Cumulative total liabilities and
   shareholders' equity.......................    $370,420      854,785    1,649,910    2,147,691    2,364,022
                                                  --------------------------------------------------------------------------
Incremental gap:
  Interest sensitivity gap....................    $170,047     (305,135)    (457,379)     692,014
  Gap as a % of earning assets................        7.50%      (13.46)      (20.18)       30.53
  Interest sensitive assets to liabilities....      149.08        38.42        45.83       279.00
Cumulative gap:
  Interest sensitivity gap....................    $170,047     (135,087)    (592,466)      99,548
  Gap as a % of earning assets................        7.50%       (5.96)      (26.14)        4.39
  Interest sensitive assets to liabilities....      149.08        86.81        67.53       112.79
                                                  --------------------------------------------------------------------------

assets that can reprice during that time period) in the 91 to 366 day period by $305.1 million. This situation occurs as a result of the amount of deposits that are subject to repricing during this time period. For the period from 0 days to 1 year, the Company has a cumulative negative gap position of $135.1 million. Interest rate sensitivity using gap analysis is most useful for the period of less than one year.
      The Company's gap position in relation to products, services, and the marketplace is under constant evaluation by the Asset Allocation Committee.
     There are several significant shortcomings inherent in the method of analysis presented in the "Interest Rate Sensitivity" table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Additionally, certain assets have features which restrict changes in~interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Bank's gap position and establishing future asset/liability strategy.

Liquidity Risk
     TrustCo seeks to obtain favorable funding sources and to maintain prudent levels of liquid assets in order to satisfy various liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including changes in the markets served by the Bank's network of branches, the mix of assets and liabilities, and general economic conditions.

     The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations arise.
     The Company achieves its liability-based liquidity objectives in a variety of ways. Liabilities can be classified into three categories for the purposes of managing liability-based liquidity: core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on the level and quality of service as they are on interest rate. For 1999, average core deposits (total deposits less time deposits greater than $100 thousand) amounted to $1.93 billion. Average balances of core deposits are detailed in the table "Average Sources of Funding."
     In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100 thousand. The average balances of these purchased liabilities are detailed in the table "Average Sources of Funding." During 1999, the average balance of purchased liabilities was $264.7 million, compared with $272.9 million in 1998, and $218.5 million in 1997.
     In addition, TrustCo has approximately $250 million available under lines of credit with the Federal Home Loan Bank of New York.

Off-Balance Sheet Risk
     Commitments to extend credit: TrustCo makes contractual commitments to extend credit, and extends lines of credit which are subject to the Bank's credit approval and monitoring procedures. At December 31, 1999 and 1998, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $232.1 million and $230.2 million, respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
     Letters of credit and standby letters of credit: TrustCo guarantees the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The credit risk involved in letters of credit is essentially the same as the risk involved in extending loan facilities to customers, and they are subject to the same standards and management procedures in effect to monitor other credit risks. At December 31, 1999 and 1998, outstanding standby letters of credit were approximately $2.1 million and $2.0 million, respectively.
     Other off-balance sheet risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instrument commonly referred to as derivatives. Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.

Noninterest Income and Expense
Noninterest Income: Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $15.4 million in 1999, $22.1 million in 1998 and $17.2 million in 1997. Included in the 1999 results are $5.4 million of net securities losses compared with net gains of approximately $1 million in 1998 and net losses of $200 thousand in 1997. Excluding securities transactions, noninterest income would have been $20.9 million, $21.1 million, and $17.4 million in 1999, 1998 and 1997, respectively.
     The Trust Department contributes the largest recurring portion of noninterest income through fees generated from the performance of fiduciary and investment management services. Income from these fiduciary activities totalled $8.1 million in 1999, $7.0 million in 1998 and $6.6 million in 1997. Trust fees are generally calculated as a percentage of the assets under management by the Trust Department.


Noninterest income
(dollars in thousands)                                                                                    1999 vs. 1998
                                                             1999           1998          1997         Amount       Percent
Trust department income.............................      $ 8,065          6,973         6,554          1,092          15.7%
Fees for services to customers......................        8,795          8,799         7,671           (104)         (1.2)
Net gain/(loss) on securities transactions..........       (5,446)           998         (166)         (6,444)       (645.7)
Letter of credit reserve recapture..................           --          2,398           --          (2,398)       (100.0)
Other...............................................        4,102          2,954         3,163          1,148          38.9
                                                          ------------------------------------------------------------------
  Total noninterest income..........................      $15,416         22,122        17,222         (6,706)        (30.3)%
                                                          ------------------------------------------------------------------


Noninterest Expense
(dollars in thousands)                                                                                    1999 vs. 1998
                                                             1999           1998          1997         Amount       Percent
Salaries and employee benefits.......................     $24,994         23,367        23,162          1,627          7.0%
Net occupancy expense................................       4,004          5,898         5,270         (1,894)       (32.1)
Equipment expense....................................       5,359          5,292         4,165             67          1.3
FDIC insurance expense...............................         242            244           246             (2)        (0.8)
Professional services................................       2,651          2,664         3,489            (13)        (0.5)
Other real estate expenses/(income)..................        (700)         1,856         1,056         (2,556)      (137.7)
Other................................................       9,086          9,444         8,838           (358)        (3.8)
                                                          -----------------------------------------------------------------
  Total noninterest expense..........................     $45,636         48,765        46,226         (3,129)        (6.4)%
                                                          -----------------------------------------------------------------

     Changes in fees for services to customers reflect the fee scale used by the Bank for pricing its services and the volume of services customers utilized.
     Included in other noninterest income for 1998 is approximately $2.4 million of nonrecurring income that occurred in the fourth quarter. A reserve against a credit enhancement standby letter of credit was recaptured because the underlying credit facility was terminated.
     Other noninterest income included gains on sales of premises and equipment of approximately $1.2 million in 1999 and $600 thousand in 1998. Proceeds from the sale of these fixed assets were approximately $2.1 million in 1999 and $1.5 million in 1998.

Noninterest Expense: Noninterest expense was $45.6 million in 1999, compared with $48.8 million in 1998 and $46.2 million in 1997. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 38.6% in 1999, 40.3% in 1998 and 40.6% in 1997. The general industry goal is the attainment of a 60% efficiency ratio. TrustCo has consistently outperformed this industry goal by a wide margin since 1994.


Efficiency Ratio
(CHART OMITTED)
1997             40.61%
1998             40.26%
1999             38.62%

     Salaries and employee benefits are the most significant component of noninterest expense. For 1999, these expenses amounted to $25.0 million, compared with $23.4 million in 1998. The increase in salaries and employee benefits reflects the addition of new branches and salary adjustments given to employees.
     Net occupancy costs decreased to $4.0 million in 1999 from $5.9 million in 1998 and $5.3 million in 1997. The reduction in net occupancy cost is the result of reversing a $750 thousand environmental loss accrual during the fourth quarter of 1999 that had been established in 1998. During 1999 the Company completed the required investigative work associated with the site and received clearance from the regulatory authorities that no further clean up efforts were required at this time.
     Equipment expense increased to $5.4 million from $5.3 million for 1998 due primarily to the costs associated with the Year 2000 project. All direct costs of consultants and equipment are categorized as a component of computer equipment expense.
     Other real estate expenses decreased to income of $700 thousand in 1999 from $1.9 million expense in 1998. The reduction in expense is the result of gains recognized on the liquidation of various foreclosed properties during the year. This reflects the Company's policy of early recognition of problem loan charge offs and aggressive pursuit of recoveries on these nonperforming assets.

Income Tax
     In 1999, TrustCo recognized income tax expense of $19.7 million, as compared to $19.4 million in 1998 and $18.9 million in 1997. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.
     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million at December 31, 1999 and $2.1 million at December 31, 1998 is reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences.
     Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax assets of $38.7 million and $36.8 million at December 31, 1999 and 1998, respectively, will be realized.

Year 2000 Update
     During 1999 the Company completed its preparation for the century date change. Testing continued during 1999 for both the mainframe and personal computer-based systems. The contingency plan was tested to ensure that, should mission-critical systems fail as a result of the date change or for other environmental reasons, continued processing would occur at the disaster recovery site. Customer contacts and evaluations were completed to ensure that their businesses would not be seriously affected by the century date change.
     All of the efforts expended from 1995 to 1999 resulted in a successful transition to the new century date and TrustCo experienced no disruption of services or inconvenience to its customers. It is anticipated that operating costs for 2000 will be approximately $1 million less than in 1999.

Impact of Inflation and Changing Prices
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of operations.
     Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary.
     As a result, changes in interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, since interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Changes in Accounting Standards
     Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (Statement 137), which deferred the effective date of Statement 133 by one year, from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact, if any, on the Company's consolidated financial statements.


Summary of unaudited quarterly financial information
(dollars in thousands, except per share data)
                                                1999                                                1998
                               Q1         Q2         Q3        Q4       Year       Q1        Q2       Q3        Q4     Year
Income statement:
  Interest income........  $41,666    41,598     42,091    41,850    167,205   43,403    43,814   44,174    42,659  174,050
  Interest expense.......   19,239    18,613     18,271    17,890     74,013   21,755    22,458   22,805    21,329   88,347
                           -------------------------------------------------------------------------------------------------
  Net interest income ...   22,427    22,985     23,820    23,960     93,192   21,648    21,356   21,369    21,330   85,703
  Provision for loan losses  1,513     1,500      1,000     1,050      5,063    1,372     1,558      450     1,230    4,610
                           -------------------------------------------------------------------------------------------------
  Net interest income
    after provision for
    loan losses..........   20,914    21,485     22,820    22,910     88,129   20,276    19,798   20,919    20,100   81,093
  Noninterest income.....    5,420     4,250      3,898     1,848     15,416    4,554     5,347    4,715     7,506   22,122
  Noninterest expense....   12,202    11,353     11,500    10,581     45,636   11,529    11,299   11,757    14,180   48,765
                           -------------------------------------------------------------------------------------------------
  Income before
    income taxes.........   14,132    14,382     15,218    14,177     57,909   13,301    13,846   13,877    13,426   54,450
  Income tax expense.....    4,809     4,890      5,246     4,779     19,724    4,923     5,180    4,668     4,664   19,435
                           -------------------------------------------------------------------------------------------------
  Net income.............    9,323     9,492      9,972     9,398     38,185    8,378     8,666    9,209     8,762   35,015
                           -------------------------------------------------------------------------------------------------
Per share data (1):
  Basic earnings.........      .17       .18        .19       .18        .71      .16       .16      .17       .16      .65
  Diluted earnings.......      .17       .17        .18       .17        .68      .15       .16      .16       .16      .63
  Cash dividends declared      .14       .14        .14       .15        .56      .12       .12      .12       .14      .50
                           -------------------------------------------------------------------------------------------------
(1) Per share data have been adjusted for a 2 for 1 stock split in 1999 and a 15% stock split in 1998.



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

TrustCo's New Initiatives
     TrustCo has enjoyed tremendous success in providing superior financial results to its shareholders by delivering world-class service and convenience to its customers. Going into the new millennium, TrustCo recognizes the need to continue to evolve and change as customer and business needs change. The Company has developed a number of new initiatives that mark the direction for the future.

TrustcoBankUSA.com
     The Internet has changed virtually every aspect of our lives from how we purchase books to ordering airline tickets. The Internet has also made banking an on-line commodity. TrustCo has established a plan to launch a web-based banking site under the banner TrustcoBankUSA. Customers of TrustcoBankUSA will enjoy access to their account information 24 hours a day, 7 days a week. They will be able to review activity in their accounts, make funds transfers, and pay bills.
     We anticipate launching TrustcoBankUSA during the first half of 2000 and begin seeing new deposit balances shortly thereafter.

Landmark Financial Corporation
     In February 2000, TrustCo entered into an agreement to acquire Landmark Financial Corp. and its wholly-owned subsidiary, Landmark Community Bank. This acquisition is subject to regulatory and shareholder approval and is anticipated to be completed during the third quarter of 2000. Landmark shareholders will receive cash in the amount of $21.00 for each share. With the Landmark acquisition, TrustCo's marketing territory will extend into Montgomery County.

Geographic Opportunities
     Though we have always focused on our home in the Capital District Region of New York State, and while that will never change, we have identified other geographic territories that resemble Upstate New York but are enjoying economic expansion greater than our own. Therefore, TrustCo will be completing evaluations during 2000 regarding branch or buy opportunities in these new geographic territories. Our plans call for us to have a number of branch locations in these new territories so as to provide our new customers with easy banking access. We would offer the range of banking products that are currently offered by Trustco Bank, including all of the leading edge product features that have been designed into our residential real estate and home equity loan products. We expect that these products will be as well received in these new territories as they are here in Upstate New York.




Five Year Summary of Financial Data
(dollars in thousands, except per share data)                               Years Ended December 31,
                                                             1999           1998          1997           1996          1995
Statement of income data:
  Interest income.................................     $  167,205        174,050       172,005        166,647       161,552
  Interest expense................................         74,013         88,347        86,520         82,342        80,200
                                                        --------------------------------------------------------------------
  Net interest income.............................         93,192         85,703        85,485         84,305        81,352
  Provision for loan losses.......................          5,063          4,610         5,414          6,577        12,698
                                                        --------------------------------------------------------------------
  Net interest income after provision
    for loan losses                                        88,129         81,093        80,071         77,728        68,654
  Noninterest income..............................         15,416         22,122        17,222         10,313        14,067
  Noninterest expense.............................         45,636         48,765        46,226         42,015        44,440
                                                        --------------------------------------------------------------------
  Income before income taxes......................         57,909         54,450        51,067         46,026        38,281
  Income tax expense..............................         19,724         19,435        18,892         17,327        12,754
                                                        --------------------------------------------------------------------
  Net income......................................     $   38,185         35,015        32,175         28,699        25,527
                                                        --------------------------------------------------------------------
Share data (1):
  Average equivalent diluted shares outstanding
    (in thousands)................................         55,910         55,907        55,849         55,197        54,665
  Book value......................................     $     3.11           3.47          3.32           3.01          2.98
  Cash dividends..................................           0.56           0.50          0.43           0.38          0.33
  Basic earnings..................................           0.71           0.65          0.59           0.53          0.48
  Diluted earnings................................           0.68           0.63          0.58           0.52          0.47
                                                        --------------------------------------------------------------------
Financial:
  Return on average assets........................           1.58%          1.44          1.40           1.29          1.23
  Return on average shareholders' equity (2)......          22.52          21.47         20.23          19.05         18.03
  Cash dividend payout ratio......................          79.16          75.97         72.34          70.38         69.55
  Tier 1 capital as a % of total risk adjusted
     assets.......................................          13.55          12.78         13.43          12.99         12.45
  Total capital as a % of total risk adjusted
    assets........................................          14.84          14.06         14.72          14.28         13.73
  Efficiency ratio................................          38.62          40.26         40.61          39.51         42.52
  Net interest margin.............................           3.82           3.81          4.02           4.07          4.18
                                                        --------------------------------------------------------------------
Average balances:
  Total assets....................................     $2,411,195      2,433,238     2,302,598      2,220,535     2,073,391
  Earning assets..................................      2,335,682      2,338,838     2,204,725      2,136,826     1,994,240
  Loans, net......................................      1,329,458      1,311,967     1,260,771      1,227,407     1,187,929
  Allowance for loan losses.......................        (56,449)       (55,208)      (53,173)       (51,233)      (45,086)
  Securities available for sale...................        683,790        611,957       623,001        580,919       301,080
  Investment securities...........................             --             --            --             --       292,908
  Deposits........................................      2,043,149      2,068,725     1,981,223      1,936,445     1,859,070
  Short-term borrowings...........................        146,667        143,337       117,184         98,324        38,090
  Long-term debt..................................             --             --            --             --          788
  Shareholders' equity............................        179,484        180,103       167,273        155,927       145,469

(1) Share and per share data have been adjusted for a 2 for 1 stock split in 1999, a 15% stock split in 1998, 1997 and 1996, and
    a 6 for 5 stock split in 1995.
(2) Average shareholders' equity excludes the market adjustment for securities available for sale.


                                                      Glossary of Terms


Allowance for Loan Losses
A balance sheet account which has been accumulated over a period of years as a reserve against the inherent risk of loss on the loan portfolio. The provision for loan losses is added to the allowance account, charge offs of loans decrease the allowance balance and recoveries on previously charged off loans serve to increase the balance.

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

Derivative Investments
Investments in futures contracts, forwards, swaps, or other investments with similar characteristics.

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




/s/Robert A. McCormick
---------------------
Robert A. McCormick
President and Chief Executive Officer



/s/Robert T.Cushing
-------------------
Robert T. Cushing
Vice President and Chief Financial Officer




January 18, 2000

                                        Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                                            /s/KPMG LLP
                                                            -------------
                                                            Albany, New York
                                                            January 18, 2000

Consolidated Statements of Income


dollars in thousands, except per share data)                                                 Years Ended December 31,
                                                                                          1999           1998          1997
Interest income:
  Interest and fees on loans......................................................    $106,734        110,635       109,346
  Interest and dividends on:
    U.S. Treasuries and agencies..................................................      12,490         15,358        27,356
    States and political subdivisions.............................................       7,231          6,177         5,637
    Mortgage-backed securities....................................................      16,323         12,692        10,094
    Other.........................................................................       8,396          6,652         1,811
  Interest on federal funds sold..................................................      16,031         22,536        17,761
                                                                                      --------------------------------------
      Total interest income.......................................................     167,205        174,050       172,005
                                                                                      --------------------------------------
Interest expense:
  Interest on deposits............................................................      68,041         81,596        80,946
  Interest on short-term borrowings...............................................       5,972          6,751         5,574
                                                                                      --------------------------------------
      Total interest expense......................................................      74,013         88,347        86,520
                                                                                      --------------------------------------
      Net interest income.........................................................      93,192         85,703        85,485
Provision for loan losses.........................................................       5,063          4,610         5,414
                                                                                      --------------------------------------
      Net interest income after provision for loan losses.........................      88,129         81,093        80,071
                                                                                      --------------------------------------
Noninterest income:
  Trust department income.........................................................       8,065          6,973         6,554
  Fees for services to customers..................................................       8,695          8,799         7,671
  Net gain/(loss) on securities transactions......................................      (5,446)           998          (166)
  Letter of credit reserve recapture..............................................          --          2,398            --
  Other...........................................................................       4,102          2,954         3,163
                                                                                      --------------------------------------
      Total noninterest income....................................................      15,416         22,122        17,222
                                                                                      --------------------------------------
Noninterest expense:
  Salaries and employee benefits..................................................      24,994         23,367        23,162
  Net occupancy expense...........................................................       4,004          5,898         5,270
  Equipment expense...............................................................       5,359          5,292         4,165
  FDIC~insurance expense..........................................................         242            244           246
  Professional services...........................................................       2,651          2,664         3,489
  Other real estate expenses/(income).............................................        (700)         1,856         1,056
  Other...........................................................................       9,086          9,444         8,838
                                                                                      --------------------------------------
      Total noninterest expense...................................................      45,636         48,765        46,226
                                                                                      --------------------------------------
Income before income taxes .......................................................      57,909         54,450        51,067
Income taxes......................................................................      19,724         19,435        18,892
                                                                                      --------------------------------------
Net income........................................................................    $ 38,185         35,015        32,175
                                                                                      --------------------------------------
Earnings per share:
  Basic...........................................................................    $   0.71           0.65          0.59
  Diluted.........................................................................        0.68           0.63          0.58
                                                                                      --------------------------------------

Per share data has been adjusted for a 2 for 1 stock split in 1999 and a 15% stock split in 1998 and 1997.

See accompanying notes to consolidated financial statements.

                                            Consolidated Statements of Condition

(dollars in thousands, except share data)                                                            As of December 31,
                                                                                                1999                   1998

ASSETS
Cash and due from banks.........................................................        $     54,542                 41,950
Federal funds sold..............................................................             266,000                358,000
Other short-term investments....................................................               9,970                 24,979
                                                                                           ---------------------------------
        Total cash and cash equivalents.........................................             330,512                424,929
Securities available for sale...................................................             640,830                717,410
Loans...........................................................................           1,350,768              1,323,769
  Less: Unearned income.........................................................                 959                  1,066
        Allowance for loan losses...............................................              55,820                 54,375
                                                                                           ---------------------------------
        Net loans...............................................................           1,293,989              1,268,328
Bank premises and equipment.....................................................              16,209                 17,022
Real estate owned...............................................................               1,771                  5,174
Other assets....................................................................              80,711                 52,217
                                                                                           ---------------------------------
        Total assets............................................................          $2,364,022              2,485,080
                                                                                           ---------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand........................................................................         $   155,313                154,358
  Savings.......................................................................             641,650                660,376
  Interest-bearing checking accounts............................................             272,384                266,027
  Money market deposit accounts.................................................              58,557                 58,061
  Certificates of deposit (in denominations of $100,000 or more)................             115,636                139,310
  Other time accounts...........................................................             751,369                829,282
                                                                                           ---------------------------------
        Total deposits..........................................................           1,994,909              2,107,414
Short-term borrowings...........................................................             152,782                147,924
Accrued expenses and other liabilities..........................................              49,975                 43,900
                                                                                           ---------------------------------
        Total liabilities.......................................................           2,197,666              2,299,238
                                                                                           ---------------------------------
Shareholders' equity:
  Capital stock; $1 par value. 100,000,000 shares authorized, and 56,410,787 and
    27,976,793 shares issued at December 31, 1999 and 1998, respectively........              56,411                 27,977
  Surplus.......................................................................              85,784                110,398
  Undivided profits.............................................................              48,491                 40,533
  Accumulated other comprehensive income:
    Net unrealized gain/loss on securities available for sale, net of tax.......              (2,452)                18,603
  Treasury stock; 3,002,378 and 1,184,525 shares, at cost, at December 31, 1999
    and 1998, respectively......................................................             (21,878)               (11,669)
                                                                                           ---------------------------------
        Total shareholders' equity..............................................             166,356                185,842
                                                                                           ---------------------------------
        Total liabilities and shareholders' equity..............................          $2,364,022              2,485,080
                                                                                           ---------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders'Equity


(dollars in thousands, except per share data)                              Three Years Ended December 31, 1999
                                                                                            Accumulated
                                                                                                  Other   Compre-
                                                          Capital             Undivided   Comprehensive   hensive  Treasury
                                                            Stock    Surplus    Profits   Income/(Loss)    Income     Stock
Beginning balance, January 1, 1997......................   20,959    114,228     23,221           5,239              (1,247)
Comprehensive income
  Net income - 1997.....................................       --         --     32,175              --    32,175        --
                                                                                                           ------
  Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $17,709)...................       --         --         --              --    10,514        --
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $166)...       --         --         --              --        98        --
                                                                                                           ------
  Other comprehensive income............................       --         --         --          10,612    10,612        --
                                                                                                           ------
Comprehensive income....................................       --         --         --              --    42,787        --
                                                                                                           ------
Cash dividend declared, $.43 per share..................       --         --    (23,277)             --                  --
Stock options exercised.................................      139      1,485         --              --                  --
15% stock split (3,158,906 shares)......................    3,159     (3,159)        --              --                  --
Treasury stock purchased................................       --         --         --              --              (7,735)
Sale of treasury stock..................................       --        148         --              --               2,878
                                                          -------------------------------------------------------------------
Ending balance, December 31, 1997.......................   24,257    112,702     32,119          15,851              (6,104)
Comprehensive income
  Net income - 1998.....................................       --         --     35,015              --    35,015        --
                                                                                                           ------
  Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $5,652)....................       --         --         --              --     3,342        --
   Reclassification adjustment for net gain realized
    in net income during the year (pre-tax gain $998)...       --         --         --              --      (590)       --
                                                                                                           ------
  Other comprehensive income............................       --         --         --           2,752     2,752        --
                                                                                                           ------
Comprehensive income....................................       --         --         --                    37,767        --
                                                                                                           ------
Cash dividend declared, $.50 per share..................       --         --    (26,601)             --                  --
Stock options exercised.................................       73        822         --              --                  --
15% stock split (3,646,672 shares)......................    3,647     (3,647)        --              --                  --
Treasury stock purchased................................       --         --         --              --             (10,439)
Sale of treasury stock..................................       --        521         --              --               4,874
                                                          -------------------------------------------------------------------
Ending balance, December 31, 1998.......................   27,977    110,398     40,533          18,603             (11,669)
Comprehensive income
  Net income - 1999.....................................       --         --     38,185              --    38,185        --
                                                                                                           ------
  Other comprehensive income/(loss), net of tax:
   Unrealized net holding loss arising during the year,
    net of tax (pre-tax loss $30,150)...................       --         --         --              --   (17,834)       --
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $5,446).       --         --         --              --     3,221        --
                                                                                                           ------
  Other comprehensive loss..............................       --         --         --         (21,055)  (21,055)       --
                                                                                                           ------
Comprehensive income....................................       --         --         --                    17,130        --
                                                                                                           ------
Cash dividend declared, $.5625 per share................       --         --    (30,227)             --                  --
Stock options exercised.................................      241      2,339         --              --                  --
2 for 1 stock split (28,193,407 shares).................   28,193    (28,193)        --              --                  --
Treasury stock purchased................................       --         --         --              --             (15,961)
Sale of treasury stock..................................       --      1,240         --              --               5,752
                                                          -------------------------------------------------------------------
Ending balance, December 31, 1999.......................  $56,411     85,784     48,491          (2,452)            (21,878)
                                                          -------------------------------------------------------------------

Per share data has been adjusted for a 2 for 1 stock split in 1999 and a 15% stock split in 1998 and 1997.

See accompanying notes to consolidated financial statements.


                                      Consolidated Statements of Cash Flows


(dollars in thousands)                                                                       Years Ended December 31,
                                                                                     1999              1998            1997
Increase/(decrease) in cash and cash equivalents

Cash flows from operating activities:
Net income...................................................................  $   38,185            35,015          32,175
                                                                                --------------------------------------------
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Depreciation and amortization............................................       2,229             2,532           3,342
    Gain on sales of fixed assets............................................      (1,249)             (591)           (460)
    Provision for loan losses................................................       5,063             4,610           5,414
    Provision for deferred tax (benefit)/expense.............................      (1,882)            1,405          (3,693)
    Net (gain)/loss on sale or call of securities available for sale.........       5,446              (998)            166
    (Increase)/decrease in taxes receivable..................................         395              (540)            730
    Decrease in interest receivable..........................................         196             1,189           1,599
    Increase/(decrease) in interest payable..................................        (358)             (293)            191
    (Increase)/decrease in other assets......................................     (11,198)            8,416           5,386
    Increase/(decrease) in accrued expenses..................................       5,776              (464)          8,125
                                                                                --------------------------------------------
        Total adjustments....................................................       4,418            15,266          20,800
                                                                                --------------------------------------------
        Net cash provided by operating activities............................      42,603            50,281          52,975
                                                                                --------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale.......................     228,600            32,785         179,342
  Proceeds from maturities and calls of securities available for sale........     167,830           229,362         205,256
  Purchase of securities available for sale..................................    (360,891)         (372,006)       (350,118)
  Net increase in loans .....................................................     (33,583)          (32,904)        (70,148)
  Proceeds from sales of real estate owned ..................................       4,797             4,220           3,665
  Proceeds from sales of fixed assets........................................       2,099             1,478           3,967
  Capital expenditures.......................................................      (2,266)           (1,832)         (2,360)
                                                                                ---------------------------------------------
  Net cash provided by/(used in) investing activities........................       6,586          (138,897)        (30,396)
                                                                                ---------------------------------------------
Cash flows from financing activities:
  Net increase/(decrease) in deposits........................................    (112,505)           85,551          68,717
  Net increase in short-term borrowing.......................................       4,858            20,074          16,188
  Proceeds from exercise of stock options....................................       2,580               895           1,624
  Proceeds from sale of treasury stock.......................................       6,992             5,395           3,026
  Payments to acquire treasury stock.........................................     (15,961)          (10,439)         (7,735)
  Dividends paid.............................................................     (29,570)          (25,671)        (22,438)
                                                                                ---------------------------------------------
  Net cash (used in)/provided by financing activities........................    (143,606)           75,805          59,382
                                                                                ---------------------------------------------
Net increase/(decrease) in cash and cash equivalents.........................     (94,417)          (12,811)         81,961
Cash and cash equivalents at beginning of year...............................     424,929           437,740         355,779
                                                                                ---------------------------------------------
Cash and cash equivalents at end of year.....................................    $330,512           424,929         437,740
                                                                                ---------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid................................................................    $ 74,371            88,640          86,329
Income taxes paid............................................................      20,281            18,273          21,615
Transfer of loans to real estate owned.......................................       2,859             4,787          10,234
Increase in dividends payable................................................         657               930             839
Change in unrealized (gain)/loss on securities available for sale - gross....      35,595            (4,654)        (17,875)
Change in deferred tax effect on unrealized gain/(loss) on securities
   available for sale                                                             (14,540)            1,902           7,263
                                                                                --------------------------------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements


(1) Basis of Presentation
     The  accounting  and financial  reporting  policies of TrustCo Bank Corp NY
(Company  or  TrustCo),  ORE Subsidiary   Corp.,  and  Trustco  Bank,  National
Association (Bank or Trustco) and its operating subsidiary Trustco Realty Corp., conform to general practices within the banking industry and are in accordance with generally accepted accounting principles. A description of the more significant policies follows.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Allowance for Loan Losses
     The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on consideration of the credit risk of the loan portfolio, including a review of past experience, current economic conditions, and underlying collateral value. The allowance is increased by provisions charged against income and reduced by net charge offs.
     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to change the allowance based on their judgments of information available to them at the time of their examination.

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

Dividend Restrictions
     Banking regulations restrict the amount of cash dividends which may be paid during a year by the Bank to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, the Company could pay $18.7 million plus 2000 net profits. For all practical purposes, TrustCo could not declare dividends to shareholders materially in excess of the aggregate amount of dividends that could be paid by the Bank.

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

Earnings Per Share
     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, taking into consideration the effect of stock options.

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

(2)Balances at Other Banks
     The Bank is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $11.5 million and $10.0 million at December 31, 1999 and 1998, respectively.

(3)Securities Available for Sale
     The amortized cost and approximate market value of the securities available for sale are as follows:

(dollars in thousands)                              December 31, 1999
                                                      Gross            Gross  Approximate
                                     Amortized   Unrealized       Unrealized       Market
                                          Cost        Gains           Losses        Value
U.S. Treasuries
  and agencies................        $189,207          745            3,974      185,978
States and political
  subdivisions................         136,203          864            4,507      132,560
Mortgage-backed
  securities..................         211,450          302            6,194      205,558
Other.........................          81,834            0            1,102       80,732
                                      ----------------------------------------------------
Total debt
  securities..................         618,694        1,911           15,777      604,828
Equity securities.............          26,274        9,728               --       36,002
                                      ----------------------------------------------------
Total securities
  available for
  sale                                $644,968        11,639          15,777      640,830
                                      ----------------------------------------------------
(dollars in thousands)                              December 31, 1998
                                                      Gross            Gross  Approximate
                                     Amortized   Unrealized       Unrealized       Market
                                          Cost        Gains           Losses        Value
U.S. Treasuries
  and agencies................        $163,244        4,581               --      167,825
States and political
  subdivisions................         124,390        5,598              243      129,745
Mortgage-backed
  securities..................         246,531        3,390              432      249,489
Other.........................         126,183          303              138      126,348
                                      ----------------------------------------------------
Total debt
  securities..................         660,348       13,872              813      673,407
Equity securities.............          25,610       18,393               --       44,003
                                      ----------------------------------------------------
Total securities
  available for
  sale........................        $685,958       32,265              813      717,410
                                      ----------------------------------------------------

     The following table distributes the debt securities included in the available for sale portfolio as of December 31, 1999, based on the securities' final maturity (mortgage-backed securities are stated using an estimated average life):


(dollars in thousands)                                            Approximate
                                                      Amortized        Market
                                                           Cost         Value
Due in one year or less........................        $ 48,804        48,632
Due after one year through five years..........          93,203        91,259
Due after five years through ten years.........         317,589       311,259
Due after ten years............................         159,098       153,678
                                                    ---------------------------
                                                       $618,694       604,828
                                                    ---------------------------

     Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.
     The proceeds from sales of securities, gross realized gains and gross realized losses from sales and calls during 1999, 1998 and 1997 are as follows:

(dollars in thousands)                                    December 31,
                                                    1999      1998       1997
Proceeds....................................... $228,600    32,785    179,342
Gross realized gains...........................    1,204     1,000        828
Gross realized losses..........................    6,650         2        994

     The amount of securities available for sale that have been pledged to secure public deposits and for other purposes required by law amounted to $274.5 million and $269.2 million at December 31, 1999 and 1998, respectively.
     There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 1999 and 1998.

(4) Loans and Allowance for Loan Losses
   A summary of loans by category is as follows:

(dollars in thousands)                                December 31,
                                                   1999          1998
Commercial................................... $ 193,530       187,308
Construction.................................    15,867        12,782
Residential mortgage loans...................   980,141       949,524
Home equity line of credit...................   138,339       147,581
Installment loans............................    22,891        26,574
                                              ------------------------
Total loans.................................. 1,350,768     1,323,769
Less: Unearned income........................       959         1,066
      Allowance for loan losses..............    55,820        54,375
                                              ------------------------
Net loans....................................$1,293,989     1,268,328
                                              ------------------------

     At December 31, 1999 and 1998, loans to executive officers, directors, and to associates of such persons aggregated $3.9 million and $3.8 million, respectively. During 1999, new loans of $2.3 million were made and repayments of loans totalled $2.2 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
      TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.
     The following table sets forth the information with regard to nonperforming loans:

(dollars in thousands)                                 December 31,
                                                 1999      1998       1997
Loans in nonaccrual status...................  $4,433     7,147      6,298
Loans contractually past due
  3 payments or more and still
  accruing interest..........................     509     1,454      1,060
Restructured loans...........................   4,979     3,782      3,294
                                              -----------------------------
Total nonperforming loans....................  $9,921    12,383     10,652
                                              -----------------------------

     Interest on nonaccrual and restructured loans of $1.1 million in 1999 and $1.0 million in each of 1998 and 1997 would have been earned in accordance with the original contractual terms of the loans. Approximately $562 thousand, $498 thousand, and $519 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 1999, 1998, and 1997, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

     Transactions in the allowance for loan losses account are summarized as follows:

(dollars in thousands)                 For the years ended December 31,
                                             1999       1998       1997
Balance at beginning of year...........   $54,375     53,455     51,561
Provision for loan losses..............     5,063      4,610      5,414
Loans charged off......................    (7,788)    (6,561)    (6,579)
Recoveries on loans
  previously charged off...............     4,170      2,871      3,059
                                         -------------------------------
Balance at year end....................   $55,820     54,375     53,455
                                         -------------------------------

     The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114), "Accounting by Creditors for Impairment of a Loan." Statement 114 was amended by Statement of Financial Accounting Standards No. 118 (Statement 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products.
     There were no nonaccrual commercial and commercial real estate loans classified as impaired loans at December 31, 1999 and 1998. There were newly restructured retail loans totalling $4.7 million as of December 31, 1999 and 1998 identified as impaired loans. None of the allowance for loan losses has been specifically allocated to these impaired loans because management believes that the collateral values support the loan balances. Cash payments received are normally applied to reduce the outstanding loan balance on the impaired loans (exclusive of cash payments received on restructured loans).
     During 1999, 1998, and 1997, the average balance of impaired loans was $5.0 million, $4.0 million, and $6.0 million, respectively, and there was approximately $433 thousand, $412 thousand, and $350 thousand of interest income recorded on these loans in the accompanying consolidated statements of income.


(5) Bank  Premises  and  Equipment
     A summary of premises and equipment at December 31, 1999 and 1998 follows:

(dollars in thousands)


                                          1999     1998
Land..............................    $  2,915    2,877
Buildings ........................      20,805   21,537
Furniture, fixtures and equipment.      17,740   16,892
Leasehold improvements............       3,920    3,692
                                       -----------------
                                        45,380   44,998
Accumulated depreciation and
  amortization....................     (29,171) (27,976)
                                       -----------------
Total.............................     $16,209   17,022
                                       -----------------



   Depreciation and amortization expense approximated $2.2 million, $2.5 million, and $3.3 million for the years 1999, 1998, and 1997, respectively. Occupancy expense of Bank premises included rental expense of $1.5 million in 1999, $1.4 million in 1998 and $1.3 million in 1997.


(6) Short-Term Borrowings
     Short-term  borrowings,  consisting  primarily  of the  Trustco  Short-Term
Investment Account, were as follows:

                                              1999
(dollars in thousands)             Trustco      Other
                                Short-Term   Short-Term
                                   Account   Borrowings     Total
Amount outstanding at
December 31, 1999..............   $ 87,096     65,686     152,782
Maximum amount
  outstanding at any
  month end....................    106,250     69,656     153,155
Average amount
  outstanding..................     93,450     53,217     146,667
Weighted average interest rate:
  For the year.................       4.49%      3.34        4.07
  As of year end...............       4.83       3.62        4.31


                                                1998
(dollars in thousands)          Trustco        Other
                             Short-Term   Short-Term
                                Account   Borrowings      Total
Amount outstanding at
 December 31, 1998..............$104,107     43,817     147,924
Maximum amount
   outstanding at any
   month end.................... 128,562     48,266     169,254
Average amountoo outstanding.... 106,660     36,677     143,337
Weighted average interest rate:.
   For the year.................    5.12%      3.53        4.71
   As of year end...............    4.45       3.29        4.11

     The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Bank pledged for that purpose.
     Trustco has approximately $250 million of available lines of credit with the Federal Home Loan Bank.


(7) Income Taxes
   A summary of income tax expense/(benefit) included in the consolidated statements of income follows:

(dollars in thousands)       For the years ended December 31,
                                 1999       1998       1997
Current tax expense:
 Federal......................$18,248     14,498     17,642
 State........................  3,358      3,532      4,943
                               -----------------------------
Total current tax expense..... 21,606     18,030     22,585
Deferred tax expense/(benefit) (1,882)     1,405     (3,693)
                               -----------------------------
Total income tax expense......$19,724     19,435     18,892
                               -----------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 is as follows:

                                              December 31,
(dollars in thousands)                   1999            1998
                                   Deductible/        Deductible/
                                     (taxable)          (taxable)
                                     temporary          temporary
                                   differences        differences
Bond accounting....................   $  (380)              (185)
Benefits and deferred
  remuneration                          5,013              4,438
Deferred loan fees, net............       447                553
Difference in reporting the
  provision for loan losses,net....    23,982             24,460
Other income or expense
  not utilized for tax purposes....     8,390              6,934
Depreciable assets.................     1,546              1,395
Other items........................       888              1,278
                                      ---------------------------
      Total........................    39,886             38,873
Valuation reserve..................    (1,182)            (2,051)
                                      ---------------------------
Net deferred tax asset
  at end of year...................    38,704             36,822
Net deferred tax asset at
  beginning of year................    36,822             38,227
                                      ---------------------------
Deferred tax expense/(benefit).....   $(1,882)             1,405

     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million and $2.1 million at December 31, 1999 and 1998, respectively, is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences. The decrease in the valuation reserve is the result of a reduction of the New York State deferred tax asset caused by the enactment of legislation in 1999 which lowered the state tax rate for banks. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $38.7 million and $36.8 million at December 31, 1999 and 1998, respectively, will be realized.
     In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax asset of $1.7 million at December 31,1999, and a deferred tax liability of $12.8 million at December 31, 1998, relating to the net unrealized gains/(losses) on securities available for sale at the respective dates.
     The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:


                                              1999      1998     1997
Statutory federal income tax rate...........   35.0%     35.0     35.0
Increase/(decrease) in taxes
  resulting from:
    Tax exempt income.......................   (4.0)     (3.7)    (3.7)
    State income tax, net of
     federal tax benefit....................    3.3       4.6      5.3
    Reduction in the tax rates..............    1.5       ---      ---
    Change in valuation reserve.............   (1.5)      ---      ---
    Other items.............................   (0.2)     (0.2)     0.4
                                               ------------------------
 Effective income tax rate..................   34.1%     35.7     37.0
                                               ------------------------

(8)  Benefit  Plans
(a)  Retirement  Plan
     The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department. The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1999 and 1998:


Change  in  Projected   Benefit Obligation:

                                                        Projected
                                                    Pension Benefits
(dollars in thousands)                               1999       1998
Projected benefit obligation
  at beginning of year.........................    $21,422     19,405
Service cost...................................      1,012        798
Interest cost..................................      1,339      1,215
Benefits paid..................................     (1,212)    (1,445)
Assumption changes and other...................     (1,198)     1,449
                                                   -------------------
Projected benefit obligation
  at end of year...............................    $21,363     21,422
                                                   -------------------


     Assumption changes in 1999 and 1998 primarily consisted of the change in discount rate used to measure the projected pension obligation.


Change in Plan Assets:

(dollars in thousands)                                  1999      1998
Fair value of plan assets at
  beginning of year..............................    $33,794    29,776
Actual return on plan assets.....................      4,604     5,463
Benefits paid....................................     (1,212)   (1,445)
                                                     ------------------
Fair value of plan assets at end of year.........     37,186    33,794

Funded status....................................     15,823    12,372
Unrecognized net actuarial gain..................    (14,202)   (9,783)
Unrecognized prior service cost/(benefit)........        791      (329)
Unrecognized transition asset....................       (147)     (295)
                                                     ------------------
Prepaid benefit cost.............................    $ 2,265     1,965
                                                     ------------------


Components of Net Pension Benefit:
                                                   For the years ended
                                                     December 31,
(dollars in thousands)                             1999    1998    1997
Service cost................................    $ 1,012     798     712
Interest cost...............................      1,339   1,215   1,054
Expected return on plan assets..............     (2,159) (1,902) (1,603)
Amortization of net gain....................       (368)   (308)   (220)
Amortization of unrecognized
 prior service cost/(benefit)...............         24     (45)    (45)
Amortization of unrecognized
 transition asset...........................       (148)   (148)   (148)
                                                 -----------------------
Net periodic pension benefit................    $  (300)   (390)   (250)
                                                 -----------------------


     The weighted average discount rate, the rate of increase in future compensation levels, and the expected long-term rate of return used in determining the actuarial present value of projected benefit obligations, are as follows:


                                                   1999      1998     1997
Weighted average discount rate ................    6.75%     6.00     6.50
Rate of increase in future
  compensation.................................    6.50      6.00     6.00
Expected long-term rate of return
on assets......................................    6.50      6.50     6.50

     The Company also has a defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $4.3 million, $3.4 million, and $3.0 million in 1999, 1998, and 1997, respectively.
     Rabbi trusts have been established for certain benefit plans in 1996. These rabbi trust accounts are administered by the Company's Trust Department and invest primarily in the Trustco Short-Term Investment Account. These assets are reflected as other assets in the December 31, 1999 and 1998, consolidated statements of condition.

(b)  Postretirement  Benefits
     The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental program to retirees. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Bank's Trust Department.
     The following table shows the plan's funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1999 and 1998.


Change in Projected Benefit Obligation:

                                                       Projected Post-
                                                      Retirement Benefits
(dollars in thousands)                                  1999      1998
Projected benefit obligation
   at beginning of year.........................      $6,183     8,807
Service cost....................................         262       203
Retiree contributions...........................          87        70
Interest cost...................................         369       336
Benefits paid...................................        (172)     (193)
Assumption changes and other....................        (159)   (3,040)
                                                      -----------------
Projected benefit obligation
  at end of year................................      $6,570     6,183
                                                      -----------------

     Assumption changes reflected the change in discount rate used to measure the projected benefit obligation in both 1999 and 1998, and the effect of changes to the company's health insurance plans in 1998.

Change in Plan Assets:

(dollars in thousands)                                  1999      1998
Fair value of plan assets at
   beginning of year............................     $11,881    10,414
Actual return on plan assets....................       1,836     2,049
Employer contribution...........................         ---         4
Retiree contributions...........................          87        70
Taxes...........................................        (419)     (463)
Benefits paid...................................        (172)     (193)
                                                     ------------------
Fair value of plan assets at end of year........      13,213     11,881
                                                     ------------------


Funded status...................................       6,643      5,698
Unrecognized net actuarial gain.................      (7,815)    (6,970)
                                                     -------------------
Accrued benefit cost............................     $(1,172)    (1,272)
                                                     -------------------


Components of Net Periodic Benefit Cost/(Benefit):
                                                     For the years ended
                                                         December 31,
(dollars in thousands)                               1999    1998   1997
Service cost.....................................      $ 262    203    378
Interest cost....................................        369    336    513
Expected return on plan assets...................       (454)  (398)  (336)
Amortization of net gain.........................       (277)  (260)   (40)
                                                       --------------------
Net periodic pension (benefit)/expense...........      $(100)  (119)   515
                                                       --------------------

     For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1999 and thereafter. A one percentage point increase in the assumed health care cost in each year would increase the accumulated postretirement benefit obligation, as of December 31, 1999, by approximately $1.1 million, and would increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999, by approximately $156 thousand.
     The weighted average assumptions used to determine the projected benefit obligation at December 31, 1999, 1998, and 1997 were:

                                                      1999    1998    1997
Discount rate                                         6.75%   6.00    6.50
After tax return on plan assets                       3.84    3.84    3.84

(c) Incentive and Bonus Plans
     The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.1 million in 1999, and $1.4 million in both 1998 and 1997.
     The Company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $3.3 million, $3.0 million, and $2.6 million in 1999, 1998, and 1997, respectively.
     The Company has awarded 2.9 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

(d) Stock  Option  Plans
     At December 31, 1999, the Company has stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:



(dollars in thousands
except per share data)                         1999      1998      1997
  Net income:
    As reported.........................    $38,185    35,015    32,175
    Pro forma...........................     37,143    34,239    31,672
  Basic earnings per share:
    As reported.........................    $  0.71      0.65      0.59
    Pro forma...........................       0.69      0.64      0.58
  Diluted earnings per share:
    As reported.........................       0.68      0.63      0.58
    Proforma............................       0.66      0.61      0.57


     Proforma net income and earnings per share reflect options granted since 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to January 1, 1995 is not considered.
     Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 6.0 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 402 thousand shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over five periods from the date the options are granted for the employee plan and they are immediately exercisable for the directors' plan.
     A summary of the status of TrustCo's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates are as follows:


                                       Outstanding Options  Exercisable Options
                                                  Weighted             Weighted
                                                   Average              Average
                                                    Option               Option
                                            Shares   Price     Shares     Price
Balance, January 1, 1997.............    5,418,013  $ 5.05  3,544,518  $ 4.53
New options awarded - 1997...........      920,460    7.90    205,252    7.90
Cancelled options - 1997.............       71,919    6.40        ---     ---
Exercised options - 1997.............      377,504    4.31    377,504    4.31
Options became exercisable...........          ---     ---    709,796    5.73
                                        --------------------------------------
Balance, December 31, 1997...........    5,889,050    5.53  4,082,062    4.93

New options awarded - 1998...........      792,350   11.52    176,870   11.52
Cancelled options - 1998.............       18,210    6.79        ---     ---
Exercised options - 1998.............      169,320    4.19    169,320    4.19
Options became exercisable...........          ---     ---    717,040    6.42
                                        --------------------------------------
Balance, December 31, 1998...........    6,493,870    6.29  4,806,652    5.42

New options awarded - 1999...........      715,000   13.22    159,000   13.22
Exercised options - 1999.............      477,875    4.07    477,875    4.07
Options became exercisable...........          ---     ---    683,807    7.95
                                        --------------------------------------
Balance, December 31, 1999...........    6,730,995  $ 7.18  5,171,584  $ 6.12
                                        --------------------------------------


   There are approximately 5.2 million, 4.8 million and 4.1 million of options that are exercisable at year end 1999, 1998 and 1997, respectively. The fair value of each option as of the grant date, estimated using the Black - Scholes pricing model, and calculated in accordance with Statement 123 was:

                                    Employees'   Directors'
                                        Plan      Plan
1999...................................$2.71      2.63
1998................................... 2.37      2.22
1997................................... 1.38      1.25

     The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                 Employees'   Directors'
                                       Plan        Plan
 Expected dividend yield:
     1999............................  4.17%       4.17
     1998............................  4.12        4.12
     1997............................  5.15        5.15
Risk-free interest rate:
     1999............................  5.96        5.92
     1998............................  5.43        5.44
     1997............................  6.39        6.35
Expected volatility rate:
     1999............................ 20.91       21.95
     1998............................ 19.41       18.87
     1997............................ 20.20       19.31
Expected lives.......................  7.5 years   6.0 years

  The following table summarizes information about the stock option plans for options outstanding at December 31, 1999:




                                              Weighted
                                               Average       Weighted
Range of                                     Remaining        Average
Exercise                       Options     Contractual       Exercise
Price                      Outstanding            Life          Price
                       -----------------------------------------------
Less than
    $5.00...............    1,694,198       3.6 years          $4.06

Between $5.01
   and $10.00...........    3,529,447       6.3 years           6.49

Greater than
   $10.01...............    1,507,350       9.5 years          12.33
                         ---------------------------------------------
Total                       6,730,995       6.3 years         $ 7.18
                         ---------------------------------------------




     The following table summarizes information about the exercisable stock options at December 31, 1999:


                                                Weighted
                                                 Average            Weighted
Range of                                       Remaining             Average
Exercise                    Options          Contractual            Exercise
Price                   Outstanding                 Life               Price
                       ------------------------------------------------------
Less than
  $5.00................   1,694,198            3.6 years              $ 4.06
Between $5.01
  and $10.00...........   2,987,646            6.1 years                6.31
Greater than
  $10.01...............     489,740            9.3 years               12.07
                         ----------------------------------------------------
Total..................   5,171,584            5.6 years              $ 6.12
                         ----------------------------------------------------


(9) Commitments and Contingent Liabilities
(a) Leases
     The Bank leases certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below.
The majority of these leases contain options to renew.

(dollars in thousands)

2000..............................................  $1,227
2001..............................................   1,157
2002..............................................     965
2003..............................................     881
2004..............................................     825
2005 and after....................................   4,353
                                                    -------
                                                    $9,408
                                                    -------

(b) Litigation
     Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(c) Time Deposits
     At December 31, 1999, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year....................................  $557,460
1 to 2 years....................................   236,465
2 to 3 years....................................    29,555
3 to 4 years....................................    26,490
4 to 5 years....................................    14,691
over 5 years....................................     2,344
                                                  ---------
                                                  $867,005
                                                  ---------

(10) Earnings Per Share
     A reconciliation of the component parts of earnings per share for 1999, 1998 and 1997 follows:

(dollars in thousands,                                  Weighted
except per share data)                            Average Shares   Per share
                                          Income     Outstanding     Amounts
For the year ended
  December 31, 1999:
Basic EPS:
  Income available to
  common shareholders...............     $38,185          53,696       $0.71
Effect of Diluted Securities:
Stock Options.......................         ---           2,214         ---
                                         -----------------------------------
Diluted EPS.........................     $38,185          55,910       $0.68
                                         -----------------------------------
For the year ended
December 31, 1998:
Basic EPS:
  Income available to
  common shareholders...............     $35,015          53,627       $0.65
Effect of Diluted Securities:
Stock Options.......................         ---           2,280         ---
                                         -----------------------------------
Diluted EPS.........................     $35,015          55,907       $0.63
                                         -----------------------------------
For the year ended
December 31, 1997:
Basic EPS:
  Income available to
  common shareholders...............     $32,175          54,147       $0.59
Effect of Diluted Securities:
Stock Options.......................         ---           1,702         ---
                                         -----------------------------------
Diluted EPS.........................     $32,175          55,849       $0.58
                                         -----------------------------------


(11) Off-Balance Sheet Financing
     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commit-ments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 1999 and 1998 was $232.1 million and $230.2 million, respectively. Approximately one third of these commitments were for variable rate products at the end of 1999.
     Letters of credit and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's exposure to credit loss for standby letters of credit at December 31, 1999 and 1998 was $2.1 million and $2.0 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(12) Fair Value of Financial Instruments
     The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual trades of specific financial instruments.


(dollars in thousands)                               As of December 31, 1999
                                                         Carrying        Fair
                                                            Value       Value
Financial assets:
  Cash and cash equivalents ....................       $  330,512     330,512
  Securities available for sale ................          640,830     640,830
  Loans.........................................        1,293,989   1,331,776
  Accrued interest receivable...................           15,704      15,704

Financial liabilities:
  Demand deposits ..............................          155,313     155,313
  Interest-bearing deposits ....................        1,839,596   1,841,050
  Borrowings ...................................          152,782     152,782
  Accrued interest payable......................            3,119       3,119

(dollars in thousands)                               As of December 31, 1998
                                                         Carrying        Fair
                                                            Value       Value
Financial assets:
  Cash and cash equivalents ....................       $  424,929     424,929
  Securities available for sale ................          717,410     717,410
  Loans.........................................        1,268,328   1,349,153
  Accrued interest receivable...................           14,632      14,632

Financial liabilities:
  Demand deposits ..............................          154,358     154,358
  Interest-bearing deposits ....................        1,953,056   1,960,520
  Borrowings ...................................          147,924     147,924
  Accrued interest payable......................            2,839       2,839


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

Financial  Instruments  with  Off-Balance Sheet Risk
     The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees, which are considered to be immaterial.
     The Company does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as derivatives. Therefore, the disclosures as required by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," are not presented except as it relates to fair value disclosures in this footnote.

(13) Regulatory Capital Requirements
     Office of the Comptroller of the Currency (OCC) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1999 and 1998, the Bank was required to maintain a minimum leverage ratio of Tier I (leverage) capital to total adjusted quarterly average assets of 4.00% and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
     The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier I risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.
     The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC about capital components, risk weighting and other factors.
     Management believes that, as of December 31, 1999 and 1998, the Bank and Company met all capital adequacy requirements to which they were subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.
     Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply.The following is a summary of actual capital amounts and ratios as of December 31, 1999 and 1998 for the Bank and the Company (on a consolidated basis):


(dollars in thousands)             As of December 31, 1999
                                  Amount            Ratio
Tier I (leverage) capital:
   Trustco Bank, NA...........  $147,518                6.24%
   TrustCo Bank Corp NY.......   168,808                7.15
Tier I risk-based capital:
   Trustco Bank, NA...........   147,518               11.95
   TrustCo Bank Corp NY.......   168,808               13.55
Total risk-based capital:
   Trustco Bank, NA...........   163,443               13.24
   TrustCo Bank Corp NY.......   184,877               14.84

(dollars in thousands)             As of December 31, 1998
                                  Amount            Ratio
Tier I (leverage) capital:
   Trustco Bank, NA...........  $148,077                6.13%
   TrustCo Bank Corp NY.......   167,239                6.89
Tier I risk-based capital:
   Trustco Bank, NA...........   148,077               11.45
   TrustCo Bank Corp NY.......   167,239               12.78
Total risk-based capital:
   Trustco Bank, NA...........   164,718               12.73
   TrustCo Bank Corp NY.......   184,069               14.06



(14) Parent Company Only
     The following statements pertain to TrustCo Bank Corp NY (Parent Company):

Statements of Income
(dollars in thousands)                  Years Ended December 31,
Income:                                 1999     1998      1997
 Dividends and interest
   from subsidiaries..............   $38,654   30,378    27,227
 Gain on sale of securities.......     1,173      862        --
 Income from other investments....       689      453       379
                                     ---------------------------
     Total income.................    40,516   31,693    27,606
                                     ---------------------------
Expense:
 Operating supplies...............        57       78        98
 Professional services ...........        37       17        33
 Miscellaneous expense............       312      107       110
                                     ---------------------------
     Total expense................       406      202       241
                                     ---------------------------
Income before income
 taxes and undistributed
 net income of subsidiaries.......    40,110   31,491    27,365
Income tax expense................       523      420        45
                                     ---------------------------
Income before equity in
 undistributed net
 income of subsidiaries...........    39,587   31,071    27,320
(Distributions in excess of)/equity
 in undistributed net income of
 subsidiaries.....................    (1,402)   3,944     4,855
                                     ---------------------------
Net income........................   $38,185   35,015    32,175
                                     ---------------------------


Statements of Condition
(dollars in thousands)                       December 31,
Assets:                                      1999        1998
 Cash in subsidiary bank............     $ 16,990      13,938
 Investments in subsidiaries........      139,316     156,660
 Securities available for sale......       21,066      29,889
 Other assets.......................          212         304
                                         ---------------------
     Total assets...................     $177,584     200,791
                                         ---------------------
Liabilities and shareholders' equity:
 Accrued expenses and other liabilities  $ 11,228      14,949
                                         ---------------------
     Total liabilities..............       11,228      14,949
                                         ---------------------
Shareholders' equity................      166,356     185,842
                                         ---------------------
     Total liabilities and shareholders'
     equity                              $177,584     200,791
                                         ---------------------

Statements of Cash Flows
(dollars in thousands)                      Years Ended December 31,
                                           1999    1998     1997
Increase/(decrease) in cash and
   cash equivalents:
Cash flows from operating activities:
Net income...........................    $ 38,185  35,015   32,175
                                         --------------------------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Distributions in excess of/(equity
       in undistributed net income)
       of subsidiaries...............       1,402  (3,944)  (4,855)
   Gain on sales of securities.......      (1,173)   (862)      --
   (Increase)/decrease in other
       assets........................          92     159      833
   Increase/(decrease) in accrued
       expenses......................        (825)     24       14
                                         --------------------------
     Total adjustments...............        (504) (4,623)  (4,008)
                                         --------------------------
Net cash provided by operating
   activities........................      37,681  30,392   28,167
                                         --------------------------
Cash flows from investing activities:
 Proceeds from sale of securities
     available for sale..............       3,715   3,530       --
 Purchase of securities available
   for sale..........................      (2,385) (1,761)    (349)
Decrease in noninterest bearing
  note receivable from subsidiary....          --   1,117       --
                                          --------------------------
     Net cash provided by/(used in)
      investing activities...........       1,330   2,886     (349)
                                          --------------------------
Cash flows from financing activities:
 Proceeds from exercise of stock
  options............................       2,580     895     1,624
 Dividends paid......................     (29,570)(25,671)  (22,438)
 Payments to acquire treasury stock..     (15,961)(10,439)   (7,735)
 Proceeds from sale of treasury
   stock.............................       6,992   5,395     3,026
                                         ---------------------------
     Net cash used in financing
      activities.....................     (35,959) (29,820) (25,523)
                                         ---------------------------
Net increase in cash and cash
      equivalents....................       3,052    3,458    2,295
Cash and cash equivalents at
     beginning of year...............      13,938   10,480    8,185
                                         ---------------------------
Cash and cash equivalents at
     end of year.....................    $ 16,990    13,938   10,480
                                         ---------------------------
Supplemental disclosure of
  cash flow information:
 Increase in dividends payable........  $    657       930      839
 Equity contribution to subsidiary            --        --     1,000
 Change in unrealized (gain)/loss on
  available for sale securities -
  gross...............................     8,666    (4,591)  (9,891)
 Change in deferred tax effect on
  unrealized (gain)/loss on securities
  available for sale..................    (3,540)    1,876    4,008
                                        ----------------------------

                                                        TrustCo Bank Corp NY
                                             Officers and Board of Directors

Officers

PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

VICE PRESIDENT
Nancy A. McNamara

SECRETARY
William F. Terry

ASSISTANT SECRETARIES
Robert J. McCormick
Henry C. Collins

Board of Directors

Barton A. Andreoli
President
Towne Construction and Paving Corp.

Lionel O. Barthold
Retired Chairman
Power Technologies, Inc.

M. Norman Brickman
Vice President
D. Brickman, Inc.

Joseph Lucarelli
President
Bellevue Builders Supply Inc.

Anthony J. Marinello, M.D., Ph.D.
Physician

Robert A. McCormick
President and Chief Executive Officer
Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

John S. Morris, Ph.D.
Interim President,
Cazenovia College

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
Chief Executive Officer
R.J. Murray Co., Inc.

Kenneth C. Petersen
Retired President
Schenectady International, Inc.

William D. Powers
Chairman
New York Republican State Committee

William J. Purdy
President
Welbourne & Purdy Realty, Inc.

William F. Terry
Senior Vice President and Secretary
Trustco Bank

  Directors of TrustCo Bank Corp NY are also Directors of Trustco Bank

HONORARY DIRECTORS

Charles W. Carl, Jr.
Caryl P. Haskins, Ph.D.
Bernard J. King
William H. Milton, III
Daniel J. Rourke, M.D.
Anthony M. Salerno
Edwin O. Salisbury
Harry E. Whittingham, Jr.

Trustco Bank Officers


PRESIDENT AND CHIEF
EXECUTIVE OFFICER
Robert A. McCormick

SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

SENIOR VICE PRESIDENT
AND SECRETARY
William F. Terry

ADMINISTRATIVE VICE
PRESIDENT
Robert J. McCormick

AUDITOR
John C. Fay

HUMAN RESOURCES AND
QUALITY CONTROL
Vice President
Cheri J. Parvis

BANK AND TRUST
OPERATIONS,
ACCOUNTING/FINANCE,
PURCHASING, COMPLIANCE
Senior Vice President and
Chief Financial Officer
Robert T.Cushing

ACCOUNTING/FINANCE
Vice Presidents
Linda C. Christensen
Jeffrey S. Farbaniec

BANK/TRUST OPERATIONS
Vice Presidents
Kevin M. Curley
Ann M. Noble

COMPLIANCE
Vice President
Donald J. Csaposs

BRANCH ADMINISTRATION,
RETIREMENT/GOVERNMENT
ACCOUNTS, TRUST
DEPARTMENT, MARKETING
AND COMMUNITY RELATIONS
Senior Vice President
Nancy A. McNamara

BRANCH ADMINISTRATION
Vice President
Scot R. Salvador

Senior Officer
Eric W. Schreck

TRUST DEPARTMENT
Administrative Vice President
William M. McCartan

Vice Presidents
Patrick S. LaPorta
Robert Scribner

Trust Officers
John P. Fulgan
Richard W. Provost

Senior Investment Officer
Peter L. Gregory

Investment Officer
Michael E. Barringer

MARKETING/COMMUNITY RELATIONS
Marketing Officer
Robert M. Leonard

DATA PROCESSING,
LEGAL COUNSEL
Senior Vice President and
Secretary
William F. Terry

LEGAL COUNSEL
Administrative Vice President
Henry C. Collins

Data Processing
Thomas Mangum

LOAN DIVISION,
INSTALLMENT LOANS/
CREDIT CARDS, PREMISES
Administrative Vice President
Robert J. McCormick

COMMERCIAL LOANS
Vice President
George W. Wickswat

Senior Commercial Loan Officers
Deborah K. Appel

Commercial Loan Officer
Patrick M. Canavan
Paul R. Steenburgh

MORTGAGE LOANS
Officers
Robert O. Breton
Thomas M. Poitras

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

Route 9 Office - Latham
754 New Loudon Rd.
Latham
Telephone: 786-8816

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

West Sand Lake Office
3707 NY Rt. 43
West Sand Lake
Telephone: 674-3327

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

Wynantskill Office
134-136 Main Street, Rt. 66
Wynantskill
Telephone: 286-2674

General Information


ANNUAL MEETING
Monday, May 15, 2000
10:00 AM
TrustCo Bank Corp NY
192 Erie Boulevard
Schenectady,NY 12305-1808

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

DIRECT DEPOSIT OF DIVIDENDS
Electronic deposit of dividends, which offers safety and convenience, is available to TrustCo shareholders who wish to have dividends deposited directly to personal checking, savings or other accounts. Electing direct deposit will not affect the mailing of annual and quarterly reports and proxy materials. If you would like to arrange direct deposit, please write the TrustCo Shareholder Services Department at the corporate headquarters address listed on this page.

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

NASDAQ SYMBOL: TRST
The Corporation's common stock trades on The Nasdaq Stock Market[sm] under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association  ORE Subsidiary Corp.   Trustco Realty Corp.
Schenectady, New York               Schenectady, New York  Schenectady, New York
Member FDIC

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

                                    Exhibits
                                                              Exhibit 23


KPMG, LLP
515 Broadway
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 333-78811), and Form
S-3 (No. 333-75035), of TrustCo Bank Corp NY and subsidiaries, of our report dated January 18, 2000, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                                 /s/ KPMG LLP

March 22, 2000

                                    Exhibits


                                   Exhibit 24
                                POWER OF ATTORNEY

The undersigned persons do hereby appoint William F. Terry or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 1999 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli           /s/Lionel O. Barthold
__________________________      _____________________
Barton A. Andreoli              Lionel O. Barthold

/s/M. Norman Brickman           /s/Joseph Lucarelli
__________________________      _____________________
M. Norman Brickman              Joseph Lucarelli

/s/Anthony J. Marinello         /s/Robert A. McCormick
__________________________      _____________________
Dr. Anthony J. Marinello        Robert A. McCormick

/s/Nancy A. McNamara            /s/Dr. John S. Morris
__________________________      _________________________
Nancy A. McNamara               Dr. John S. Morris

/s/James H. Murphy              /s/Richard J. Murray, Jr.
_____________________           __________________________
Dr. James H. Murphy             Richard J. Murray, Jr.

/s/Kenneth C. Petersen          /s/ William D. Powers
_____________________           __________________________
Kenneth C. Petersen             William D. Powers

/s/William J. Purdy             /s/William F. Terry
_____________________           __________________________
William J. Purdy                William F. Terry

Sworn to before me this
15th day of February 2000.
/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2000