Form 10-Q
period 2000-03-31
TRUSTCO BANK CORP N Y
filed 2000-05-09
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended      Commission File Number 0-10592
                   March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
   Class of Common Stock                               as of April 30, 2000
  ---------------------------                         ----------------------
       $1 Par Value                                         53,500,334

                              Trustco Bank Corp NY

                                      INDEX



  Part I.    FINANCIAL INFORMATION                          PAGE NO.
  ----------------------------------------------------------------------
  Item 1.    Interim Financial Statements (Unaudited):           1
             Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999

             Consolidated Statements of Financial Condition      2
             as of March 31, 2000 and December 31, 1999

             Consolidated Statements of Cash Flows for the       3 - 4
             Three Months Ended March 31, 2000 and 1999

             Notes to Consolidated Interim Financial             5 - 7
             Statements

             Independent Auditors' Report                        8

  Item 2.    Management's Discussion and Analysis                9 - 16

  Item 3.    Quantitative and Qualitative Disclosures About      17
             Market Risk

  Part II.   OTHER INFORMATION

  Item 1.    Legal Proceedings -- None

  Item 2.    Changes in Securities -- None

  Item 3.    Defaults Upon Senior Securities --None

  Item 4.    Submissions of Matters to Vote of Security
                   Holders -- None

  Item 5.    Other Information -- None

  Item 6.Exhibits and Reports on Form 8-K

  (a)     Exhibits - None



  (b)     Reports on Form 8-K
          On April 18, 2000, TrustCo filed a Current Report on Form 8-K, regarding two press releases dated April 18, 2000, detailing first quarter financial results.

                                        TRUSTCO BANK CORP NY
                            Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                                                        3 Months Ended
                                                                             March 31
                                                                     2000            1999

   Interest income:
    Interest and fees on loans                              $      27,432          26,560
    Interest on U. S. Treasuries and agencies                       3,924           2,952
    Interest on states and political
     subdivisions                                                   1,870           1,773
    Interest on mortgage-backed securities                          3,753           4,079
    Other securities                                                1,678           2,086
    Interest on federal funds sold                                  3,587           4,216
                                                             --------------------------------

       Total interest income                                       42,244          41,666
                                                             --------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                      715             676
       Savings                                                      4,294           4,397
       Money market deposit accounts                                  401             399
       Time deposits                                               10,645          12,319
    Interest on short-term borrowings                               1,746           1,448
                                                             --------------------------------

      Total interest expense                                       17,801          19,239
                                                             --------------------------------

      Net interest income                                          24,443          22,427
   Provision for loan losses                                          850           1,513
                                                             --------------------------------

      Net interest income after provision
       for loan losses                                             23,593          20,914
                                                             --------------------------------

   Noninterest income:
    Trust department income                                         2,086           1,871
    Fees for other services to customers                            2,059           2,132
    Net gain/(loss) on securities transactions                     (1,049)           (420)
    Other                                                             706           1,837
                                                             --------------------------------

     Total noninterest income                                       3,802           5,420
                                                             --------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                  6,372           6,224
    Net occupancy expense                                           1,185           1,241
    Equipment expense                                               1,215           1,797
    FDIC insurance expense                                            104              63
    Professional services                                             665             594
    Other real estate expenses / (income)                             (44)            (88)
    Other                                                           2,425           2,371
                                                             --------------------------------

     Total noninterest expenses                                    11,922          12,202
                                                             --------------------------------

      Income before taxes                                          15,473          14,132
   Applicable income taxes                                          5,203           4,809
                                                             --------------------------------

       Net income                                           $      10,270           9,323
                                                             ================================

Net income per Common Share:

       - Basic                                              $       0.192           0.173
                                                             ================================


       - Diluted                                            $       0.186           0.167
                                                             ================================


   Per share data is adjusted for  the effect of the 2 for 1 stock split declared August, 1999.

   See accompanying notes to consolidated interim financial statements.

                                    TRUSTCO BANK CORP NY
                           Consolidated Statements of Financial Condition
                              (dollars in thousands, except share data)

                                                                   03/31/00                            12/31/99
  ASSETS:
 Cash and due from banks                                $            35,308                             54,542

 Federal funds sold                                                 258,000                            266,000

 Other short-term funds                                               7,783                              9,970
                                                             ------------------                  -----------------
   Total cash and cash equivalents                                  301,091                            330,512

 Securities available for sale:
  U. S. Treasuries and agencies                                     201,056                            185,978
  States and political subdivisions                                 140,445                            132,560
  Mortgage-backed securities                                        200,431                            205,558
  Other                                                             111,661                            116,734
                                                             ------------------                  -----------------
   Total securities available for sale                              653,593                            640,830
                                                             ------------------                  -----------------

 Loans:
  Commercial                                                        191,673                            193,960
  Residential mortgage loans                                      1,005,707                            995,578
  Home equity line of credit                                        136,727                            138,339
  Installment loans                                                  21,261                             22,891
                                                             ------------------                  -----------------
   Total loans                                                    1,355,368                          1,350,768
                                                             ------------------                  -----------------
 Less:
  Allowance for loan losses                                          55,666                             55,820
  Unearned income                                                       878                                959
                                                             ------------------                  -----------------
  Net loans                                                       1,298,824                          1,293,989

 Bank premises and equipment                                         16,223                             16,209
 Real estate owned                                                    1,600                              1,771
 Other assets                                                        82,322                             80,711
                                                             ------------------                  -----------------
    Total assets                                         $        2,353,653                          2,364,022
                                                             ==================                  =================

  LIABILITIES:

 Deposits:
  Demand                                                 $          163,730                            155,313
  Interest-bearing checking                                         273,283                            272,384
  Savings accounts                                                  641,036                            641,650
  Money market deposit accounts                                      56,437                             58,557
  Certificates of deposit (in denominations of
   $100,000 or more)                                                121,028                            115,636
  Time deposits                                                     735,544                            751,369
                                                             ------------------                  -----------------
   Total deposits                                                 1,991,058                          1,994,909

 Short-term borrowings                                              145,034                            152,782
 Accrued expenses and other liabilities                              47,017                             49,975
                                                             ------------------                  -----------------
   Total liabilities                                              2,183,109                          2,197,666
                                                             ------------------                  -----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 56,539,791 and 56,410,787 shares issued March 31, 2000
   and December 31, 1999, respectively                               56,539                             56,411
 Surplus                                                             86,233                             85,784
 Undivided profits                                                   50,743                             48,491
 Accumulated other comprehensive income:
   Net unrealized gain/(loss) on securities available for sale          274                             (2,452)
 Treasury stock at cost - 3,122,867 and 3,002,378 shares at
   March 31, 2000 and December 31, 1999, respectively               (23,245)                           (21,878)
                                                             ------------------                  -----------------
     Total shareholders' equity                                     170,544                            166,356
                                                             ------------------                  -----------------
   Total liabilities and shareholders' equity            $        2,353,653                          2,364,022
                                                             ==================                  =================

 See accompanying notes to consolidated interim financial statements.
                                       2

                                TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                2000                1999
                                                          --------            --------
Cash flows from operating activities:
Net income..............................................$   10,270               9,323
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................      521                 811
  Gain on sales of fixed assets..........................      (48)             (1,244)
  Provision for loan losses..............................      850               1,513
  Loss on sale of securities available for sale..........    1,011                 972
  Gain on sale of securities available for sale..........      ---                (552)
  Provision for deferred tax benefit.....................     (418)               (717)
  Decrease in taxes receivable...........................    5,624               5,176
  Increase in interest receivable........................     (102)             (1,148)
  Increase/(decrease) in interest payable................      103                 (53)
  Increase in other assets...............................   (8,394)            (17,637)
  Increase/(decrease) in accrued expenses................   (3,053)                156
                                                          --------            --------
    Total adjustments....................................   (3,906)            (12,723)
                                                          --------            --------
Net cash provided by/(used in) operating activities......    6,364              (3,400)
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...   49,799              76,020
  Purchase of securities available for sale..............  (73,051)            (83,450)
  Proceeds from maturities and calls
   of securities available for sale......................   14,083              39,758
  Net (increase)/decrease in loans.......................   (5,926)              2,081
  Proceeds from dispositions of real estate owned........      212               2,936
  Proceeds from sales of fixed assets....................       53               2,079
  Capital expenditures...................................     (540)               (448)
                                                          --------            --------
    Net cash provided by/(used in) investing activities..  (15,370)             38,976
                                                          --------            --------
Cash flows from financing activities:

  Net decrease in deposits...............................   (3,851)            (46,856)
  Decrease in short-term borrowing.......................   (7,748)             (3,574)
  Proceeds from exercise of stock options................      577               1,312
  Proceeds from sale of treasury stock...................    1,534               1,391
  Purchase of treasury stock.............................   (2,901)             (3,176)
  Dividends paid.........................................   (8,026)             (7,369)
                                                          --------            --------
    Net cash used in financing activities................  (20,415)            (58,272)
                                                          --------            --------
Net decrease in cash and cash equivalents................  (29,421)            (22,696)

Cash and cash equivalents at beginning of period.........  330,512             424,929
                                                          --------            --------
Cash and cash equivalents at end of period..............$  301,091             402,233
                                                          ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)

                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,                                1999                1999
                                                          --------            --------
  Interest paid.........................................$   17,698              19,292
  Income taxes paid......................................      ---                 350
  Transfer of loans to real estate owned.................      241               1,318
  Increase/(decrease) in dividends payable...............       (8)                 35
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............   (4,605)              3,502
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................    1,879              (1,431)










































See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1999 Annual Report to Shareholders on Form 10-K. All share and per share data have been adjusted for the 2 for 1 stock split declared in August 1999.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2000 and 1999 follows:

                                                      Weighted Average
  (In thousands,                         Net              Shares             Per Share
  except per share data)                Income          Outstanding           Amounts
                                   ----------------- ---------------------- -----------------

  For the quarter ended
  March 31, 2000:

  Basic EPS:
     Net income available to
     Common shareholders.........      $10,270              53,444              $0.192

  Effect of Dilutive Securities:
     Stock options...............       ------               1,745             -------

                                   ----------------- ---------------------- -----------------
  Diluted EPS                          $10,270              55,189              $0.186
                                   ================= ====================== =================

  For quarter ended
  March 31, 1999:

  Basic EPS:
     Net income available to
     Common shareholders.........       $9,323              53,747              $0.173

  Effect of Dilutive Securities:
     Stock options...............      -------               2,238             -------

                                   ----------------- ---------------------- -----------------
  Diluted EPS                           $9,323              55,985              $0.167
                                   ================= ====================== =================
  Per share data has been adjusted for the 2 for 1 stock split declared in August 1999.

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

Comprehensive income for the three month period ended March 31, 2000 and 1999 was $12,996,000 and $7,252,000 respectively. The following summarizes the components of other comprehensive income:

  Unrealized gains on securities:                         (dollars in thousands)
  -------------------------------
  Unrealized net holding gains arising during
  three months ended March 31, 2000, net of tax
  (pre-tax gain of $3,594)                                         $2,128

  Reclassification adjustment for net loss
  realized in net income during the three months
  ended March 31, 2000, net of tax (pre-tax loss
  of $1,011)                                                         (598)

                                                               --------------
  Other comprehensive income - three months
  ended March 31, 2000                                             $2,726
                                                               ==============

  Unrealized net holding losses arising during
  three months ended March 31, 1999, net of tax
  (pre-tax loss of $3,922)                                        ($2,319)

  Reclassification adjustment for net loss realized
  in net income during the three months ended March
  31, 1999 net of tax (pre-tax loss of $420)                         (248)
                                                               --------------

  Other comprehensive loss - three months ended
  March 31, 1999                                                  ($2,071)
                                                               ==============

4.       Impact of Changes in Accounting Standards

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2000, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
______________________________
KPMG LLP

Albany, New York
April 12, 2000

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                 March 31, 2000

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2000, with comparisons to 1999 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 2 for 1 stock split declared in 1999.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2000 and 1999.

Overview
TrustCo recorded net income of $10.3 million, or $0.186 of diluted earnings per share for the three months ended March 31, 2000, as compared to net income of $9.3 million or $0.167 of diluted earnings per share in the same period in 1999.

The primary factors accounting for the year to date increases are:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000

       - Increase in net interest margin by 53 basis points from 3.94% in 1999 to 4.47% in 2000,

       - Reduction in the provision for loan losses from $1.5 million in 1999 to $850 thousand in 2000, and

       -   Reduction in operating expenses by $280 thousand to $11.9 million.

These positive factors affecting net income were partially offset by:

       - Reduction in interest earning assets by $82.2 million, from $2.36 billion in 1999 to $2.27 billion in 2000,

       - Decrease in non-interest income from $5.4 million in 1999 to $3.8 million in 2000.

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

Earning Assets
Total interest earning assets decreased to $2.27 billion in 2000 from $2.36 billion in 1999 with an average yield of 7.62% in 2000 and 7.26% in 1999. Income on earning assets increased by $655 thousand during this same time-period from $42.6 million in 1999 to $43.3 million in 2000. The increase in interest income on earning assets was attributable to the increase in yield on these assets.

Loans
The average balance of loans was $1.35 billion in 2000 and $1.32 billion in 1999. The yield on loans increased from 8.09% in 1999 to 8.13% in 2000. The combination of the higher average balances and the higher rates resulted in a increase in the interest income on loans by $865 thousand.

Within the category of loans, the average commercial loan balances increased by $8.4 million, residential mortgage loans increased by $36.9 million, home equity lines of credit decreased by $8.1 million, and the installment loan portfolio decreased by $3.0 million. These changes continue to reflect the competitive environment that exists for loans and the emphasis that TrustCo has for the residential mortgage loan products.

Securities Available for Sale
Securities available for sale had an average balance of $667.8 million during the quarter ended March 31, 2000, as compared to $678.3 million in 1999.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000

These balances earned an average yield of 7.29% in 2000 and 6.95% in 1999. This resulted in interest income on the securities available for sale of $12.2 million in 2000 and $11.8 million in 1999. The decrease in average balances during the quarter caused a $1.9 million decrease in the interest income, which was offset by a $2.3 million increase in interest income due to the change in the average rates.

Most of the decrease in the balances of securities available for sale was centered in the categories of mortgage-backed securities and other securities, which decreased by $36.4 million and $33.7 million, respectively between the first quarter of 1999 and 2000. U.S. Treasuries and agencies and investments in states and political subdivisions increased on average $53.0 million and $6.6 million, respectively.

Federal Funds Sold
The 2000 first quarter average balance of federal funds sold was $250.7 million, $107.3 million less than the $357.9 million in 1999. The portfolio yield increased to 5.76% in 2000, compared to 4.78% in 1999. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $630 thousand from $4.2 million in 1999 to $3.6 million in 2000.

The decrease in the average balance of federal funds sold is directly related to the decrease in the average balance of deposits (discussed later in this Management's Discussion and Analysis).

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) decreased to $1.83 billion during 2000, and the average rate paid decreased to 3.53% for 2000 from 3.75% for 1999. Total interest expense on these deposits decreased $1.7 million to $16.1 million.

Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $2.1 million between the first quarter of 1999 and 2000. Total interest expense on this account increased by $300 thousand in 2000, and the average rate paid increased 71 basis points to 4.71%.

Demand deposit balances increased by 8.1% during the period from the first quarter of 1999 to the first quarter of 2000. The average balance was $148.0 million in 1999, and $160.1 million in 2000.

During 1999 and continuing into 2000, TrustCo has reduced the rate paid on all funding sources from 3.77% for the first quarter of 1999 to 3.62% for the first

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


quarter of 2000. These reductions in interest rates were a result of a general fall in interest rates in the market place between those two dates. In addition, the decreases in interest bearing time deposits were the result of actions taken during 1999 to reduce the level of high cost certificates of deposit that had accumulated in TrustCo. The average balance of other time deposits decreased by $83.6 million between the first quarter of 1999 and 2000. To accomplish the objective of reducing the level of high cost deposits, interest rates on these products were decreased significantly as the identified deposit accounts matured. As a result of executing this strategy the average cost of other time deposits decreased from 5.28% in 1999 to 4.97% in 2000.

Net Interest Income
Taxable equivalent net interest income increased to $25.5 million in 2000. The net interest spread also increased 51 basis points between 1999 and 2000 and the net interest margin increased by 53 basis points.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of March 31, 2000.

Nonperforming loans: Total nonperforming loans were $10.1 million at March 31, 2000, a decrease from the $ 12.1 million of nonperforming loans at March 31, 1999. Nonaccrual loans were $4.4 million at March 31, 2000 down from the $7.8 million at March 31, 1999. Restructured loans were $5.6 million at March 31, 2000 compared to $3.9 million at March 31, 1999.

All of the $10.1 million of nonperforming loans at March 31, 2000 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


last  several  years  and this has lead to an  increase  in  defaults  on loans.
TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

Total impaired loans at March 31 2000 of $5.4 million, consisted of restructured retail loans. During the first quarter of 2000, there have been $433 thousand of commercial loan charge offs, $149 thousand of consumer loan charge offs and $976 thousand of mortgage loan charge offs as compared with $150 thousand of commercial loan charge offs, $170 thousand of consumer loan charge offs and $2.0 million of mortgage loan charge offs in the first quarter of 1999. Recoveries during the quarter have been $565 thousand in 2000 and $1.2 million in 1999.

Real estate owned: Total real estate owned of $1.6 million at March 31, 2000 decreased by $1.4 million since March 31, 1999.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 2000, the allowance for loan losses was $55.7 million, which represents a slight decrease from the $55.8 million in the allowance at December 31, 1999. The allowance represents 4.11% of the loan portfolio as of March 31, 2000 compared to 4.16% at March 31, 1999. The provision charged to expense was $850 thousand compared to $1.5 million for 1999.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


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

Noninterest Income
Total noninterest income for the first quarter was $3.8 million, compared to $5.4 million in 1999. Included in both the 2000 and 1999 first quarter results are net losses on securities transactions of $1.0 million in 2000, and $420 thousand in 1999. Once these securities transactions are removed, total noninterest income decreased from $5.8 million in 1999 to $4.9 million in 2000.

During the first quarter of 1999, the Company sold a banking building and realized a gain of $1.2 million, which is included in other noninterest income for the quarter.

Noninterest Expenses
Total noninterest expense was $11.9 million for 2000 compared to $12.2 million in 1999. The Company's efficiency ratio was 38.31% in 2000 and 41.31% in 1999.

During the first quarter of 1999, equipment expense had increased by $550 thousand as a result of additional depreciation on computer equipment purchased for Year 2000 project. During the first quarter of 2000, equipment expense decresed by $580 thousand, mostly as the result of lower depreciation expense.

Income Taxes
In the first quarter of 2000 TrustCo recognized income tax expense of $5.2 million, compared to $4.8 million in 1999. The effective tax rate for 2000 was 33.6% and was 34.0% for 1999.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


Total shareholders' equity at March 31, 2000 was $170.5 million, an increase from the $166.4 million at year-end 1999. The change in shareholders' equity between year end and the first quarter 2000 reflects a $2.7 million increase in the net unrealized gain on securities available for sale, and a $1.4 million increase in treasury stock during the first quarter of 2000 offset by $2.3 million of net earnings retained by the Company and a $577 thousand increase in capital and surplus resulting from stock options exercised

TrustCo declared dividends of $0.150 in 2000, compared with $0.138 in 1999. These results represent a dividend payout ratio of 78.07% in 2000 and 79.42% in 1999. The Company achieved the following ratios as of March 31, 2000 and 1999:

                                        March 31,            Minimum Regulatory
                                   2000            1999             Guidelines
                                   --------------------------------------------
        Tier 1 risk adjusted
                 capital           13.66%          13.14                 4.00

        Total risk adjusted
                 capital           14.95           14.43                 8.00


In addition, at March 31, 2000 and 1999, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.24% and 6.98%, respectively.

Year 2000 Update

Management believes that all necessary precautions have been taken with respect to year 2000 readiness. To date, no significant problems have occurred, and management believes that no additional remediation will be necessary.

                                                                       TrustCo Bank Corp NY
                                                               Management's Discussion and Analysis
                                                                       STATISTICAL DISCLOSURE

                                                 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                          The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                       TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                       accrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized depreciation of $4.9 million, net of tax, in the available for sale portfolio in 2000 and unrealized appreciation of $18.2 million, net of tax, in 1999.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                First Quarter                     First Quarter
                                                     2000                              1999
                                    ______________________________    _______________________________   ____________________________
                                      Average               Average     Average                Average   Change in Variance Variance
(dollars in thousands)                Balance     Interest    Rate      Balance     Interest     Rate     Interest  Balance   Rate
                                                                                                           Income/   Change   Change
               Assets                                                                                       Expense
Commercial loans......................$   193,417 $    4,272     8.84%$     185,039 $     4,146     8.99%      126      487    (361)
Residential mortgage loans............. 1,000,667     19,535     7.81%      963,790      18,920     7.85%      615    1,267    (652)
Home equity lines of credit ...........   137,707      2,953     8.60%      145,809       2,783     7.74%      170     (780)    950
Installment loans......................    21,381        718    13.47%       24,372         764    12.71%      (46)    (280)    234
                                        ---------     ------              ---------      ------               -----   -----   -----
Loans, net of unearned income.......... 1,353,172     27,478     8.13%    1,319,010      26,613     8.09%      865      694     171

Securities available for sale:
 U.S. Treasuries and agencies..........   213,034      3,933     7.38%      160,025       2,963     7.41%      970    1,031     (61)
 Mortgage-backed securities............   212,541      3,753     7.06%      248,932       4,079     6.55%     (326)  (1,868)  1,542
 States and political subdivisions.....   138,277      2,770     8.01%      131,705       2,611     7.93%      159      131      28
 Other ................................   103,952      1,715     6.60%      137,651       2,123     6.18%     (408)  (1,230)    822
                                        ---------     ------              ---------      ------               -----   -----   -----
   Total securities available for sale.   667,804     12,171     7.29%      678,313      11,776     6.95%      395   (1,936)  2,331

Federal funds sold.....................   250,659      3,587     5.76%      357,911       4,216     4.78%     (629)  (4,531)  3,902
Other short-term investments...........     3,025         45     5.96%        1,666          21     5.16%       24       20       4
                                        ---------     ------              ---------      ------               -----   -----   -----
  Total Interest earning assets........ 2,274,660     43,281     7.62%    2,356,900      42,626     7.26%      655   (5,753)  6,408
Allowance for loan losses..............   (56,480)    ------                (56,275)     ------               -----   -----   -----
Cash and noninterest earning assets....   129,027                           142,232
                                        ---------                         ---------
  Total assets........................$ 2,347,207                     $   2,442,857
                                        =========                         =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$   269,975        715     1.07%$     258,415 $       676     1.06%       39       36       3
   Money market accounts...............    59,052        401     2.73%       59,302         399     2.73%        2        2     ---
 Savings...............................   638,868      4,294     2.70%      659,406       4,397     2.70%     (103)    (103)    ---
 Other time deposits...................   861,702     10,645     4.97%      945,305      12,319     5.28%   (1,674)    (998)   (676)
                                        ---------     ------              ---------       ------             -----    -----   -----
  Total time deposits.................. 1,829,597     16,055     3.53%    1,922,428      17,791     3.75%   (1,736)  (1,063)   (673)
Short-term borrowings..................   149,042      1,746     4.71%      146,902       1,448     4.00%      298       23     275
                                        ---------     ------              ---------       ------             -----    -----   -----
  Total interest bearing liabilities... 1,978,639     17,801     3.62%    2,069,330      19,239     3.77%   (1,438)  (1,040)   (398)
Demand deposits........................   160,051     ------                148,018       ------             -----    -----   -----
Other liabilities......................    43,040                            38,946
Shareholders' equity...................   165,477                           186,563
                                        ---------                         ---------
  Total liab. & shareholders' equity..$ 2,347,207                     $   2,442,857
                                        =========                         =========
Net interest income....................               25,480                             23,387              2,093   (4,713)  6,806
                                                     -------                            -------             -----    -----    -----
Net interest spread....................                          4.00%                              3.49%

Net interest margin (net interest
 income to total interest earning
   assets).............................                          4.47%                              3.94%

Tax equivalent adjustment                              1,037                                960
                                                     -------                            --------
   Net interest income per book........           $   24,443                        $    22,427
                                                     =======                            ========

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


Quantitative and Qualitative Disclosures about Market Risk

    There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2000


 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  May 8, 2000                      By: /s/ Robert A. McCormick
                                              -----------------------------
                                              Robert A. McCormick
                                              President and
                                              Chief Executive Officer


  Date: May 8, 2000                       By:/s/ Robert T. Cushing
                                              -----------------------------
                                              Robert T. Cushing
                                              Vice President and Chief
                                              Financial Officer