Form 10-Q
period 2000-06-30
TRUSTCO BANK CORP N Y
filed 2000-08-14
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended      Commission File Number 0-10592
             June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares Outstanding
   Class of Common Stock                               as of July 31,2000
 --------------------------                          ----------------------
        $1 Par Value                                       53,548,191

                                                 TRUSTCO BANK CORP NY

                                                        INDEX



  Part I.         FINANCIAL INFORMATION                    _____  ____ PAGE NO.
  ITEM 1.         Interim Financial Statements (Unaudited):
                  Consolidated Statements of Income for the
                  Three Months and Six Months Ended                          1
                  June 30, 2000 and 1999

                  Consolidated Statements of Financial Condition             2
                  as of June 30, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows for the          3 - 4
                  Six Months Ended June 30, 2000 and 1999

                  Notes to Consolidated Interim Financial Statements     5 - 8

                  Independent Auditors' Review Report                        9

  ITEM 2.         Management's Discussion and Analysis                  10 - 20

  ITEM 3.         Quantitative and Qualitative Disclosures                   21
                  About Market Risk

  PART II.        OTHER INFORMATION
  ITEM 1.         Legal Proceedings - None
  ITEM 2.         Changes in Securities - None
  ITEM 3.         Defaults Upon Senior Securities --None
  ITEM 4.         Submissions of Matters to Vote of Security                 24
                       Holders - Annual Meeting
  ITEM 5.         Other Information - None

  ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

REG S-K (ITEM 601)
EXHIBIT NO.           DESCRIPTION                                      PAGE NO.

3 (i) Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY

22                    Submission of Matters to Vote of Security             24
                      Holders - Annual Meeting




(b)     REPORTS ON FORM 8-K
        Filing of Form 8-K on May 16, 2000, regarding May 15, 2000, letter to shareholders which contained discussion of May 15, 2000, annual meeting of shareholders, and a press release dated May 16, 2000, declaring a cash dividend of $0.15 per share payable on July 3, 2000, to shareholders of record June 9, 2000, is incorporated herein by reference.

        Filing of Form 8-K on May 23, 2000 regarding a press release announcing TrustCo Welcomes Landmark Opposition To Tender Offer is incorporated herein by reference.

        Filing of Form 8-K on June 6, 2000 regarding a press release announcing today that The Office of Thrift Supervision (OTS) had on June 2, 2000 approved TrustCo's application to acquire Landmark
        Financial Corporation  of  Canajoharie,   New  York,  and  its
        wholly-owned subsidiary Landmark Community Bank is incorporated herein by reference.

        Filing of Form 8-K on July 18, 2000, regarding two press releases dated July 18, 2000, detailing second quarter financial results, is incorporated herein by reference.

        Filing of Form 8-K on July 28, 2000, regarding a press release announcing today that the acquisition of Landmark Financial Corporation, a $26 million asset thrift, was completed, is incorporated herein by reference.

                             TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (unaudited)
                  (dollars in thousands, except per share data)

                                                            3 Months Ended     6 Months Ended
                                                                  June 30          June 30
                                                             2000     1999      2000     1999
                                                             ----     ----      ----      ---
   Interest and dividend income:
    Interest and fees on loans                           $   27,779   26,466 |  55,211   53,026
    Interest on U. S. Treasuries and agencies                 3,947    2,680 |   7,871    5,632
    Interest on states and political                                         |
     subdivisions                                             1,966    1,825 |   3,836    3,598
    Interest on mortgage-backed securities                    3,850    4,244 |   7,603    8,323
    Interest and didends on other securities                  1,610    2,201 |   3,288    4,287
    Interest on federal funds sold                            3,880    4,182 |   7,467    8,398
                                                            -----------------| -----------------
       Total interest income                                 43,032   41,598 |  85,276   83,264
                                                            -----------------| -----------------
   Interest expense:                                                         |
    Interest on deposits:                                                    |
       Interest-bearing checking                                728      701 |   1,443    1,377
       Savings                                                4,268    4,507 |   8,562    8,904
       Money market deposit accounts                            380      413 |     781      812
       Time deposits                                         10,814   11,511 |  21,459   23,830
    Interest on short-term borrowings                         2,035    1,481 |   3,781    2,929
                                                            -----------------| -----------------
      Total interest expense                                 18,225   18,613 |  36,026   37,852
                                                            -----------------| -----------------
      Net interest income                                    24,807   22,985 |  49,250   45,412
   Provision for loan losses                                    800    1,500 |   1,650    3,013
                                                            -----------------| -----------------
      Net interest income after provision                                    |
       for loan losses                                       24,007   21,485 |  47,600   42,399
                                                            -----------------| -----------------
   Noninterest income:                                                       |
    Trust department income                                   2,184    2,040 |   4,270    3,911
    Fees for other services to customers                      2,303    2,117 |   4,362    4,249
    Net gain/(loss) on securities transactions               (2,320)    (657)|  (3,369)  (1,077)
    Other                                                       888      750 |   1,594    2,587
                                                            -----------------| -----------------
     Total noninterest income                                 3,055    4,250 |   6,857    9,670
                                                            -----------------| -----------------
   Noninterest expenses:                                                     |
    Salaries and employee benefits                            5,736    6,092 |  12,108   12,316
    Net occupancy expense                                     1,187    1,203 |   2,372    2,444
    Equipment expense                                         1,078    1,310 |   2,293    3,107
    FDIC insurance expense                                      102       61 |     206      124
    Professional services                                       897      654 |   1,562    1,248
    Other real estate expenses / (income)                      (258)    (296)|    (302)    (384)
    Other                                                     2,690    2,329 |   5,115    4,700
                                                            -----------------| -----------------
     Total noninterest expenses                              11,432   11,353 |  23,354   23,555
                                                            -----------------| -----------------
      Income before taxes                                    15,630   14,382 |  31,103   28,514
   Applicable income taxes                                    5,133    4,890 |  10,336    9,699
                                                            -----------------| -----------------
       Net income                                        $   10,497    9,492 |  20,767   18,815
                                                           ==================| ==================
Net income per Common Share:                                                 |
                                                                             |
       - Basic                                           $    0.196    0.177 |   0.388    0.350
                                                           ==================| ==================
                                                                             |
       - Diluted                                         $    0.190    0.170 |   0.376    0.336
                                                           ==================| ==================

   Per share data is adjusted for  the effect of the 2 for 1 stock split declared August, 1999.


   See accompanying notes to consolidated interim financial statements.

                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Financial Conditi
                     (dollars in thousands, except share da


                                                            06/30/00            12/31/99
  ASSETS:                                                   --------            --------
 Cash and due from banks                                 $    36,325              54,542

 Federal funds sold                                          243,000             266,000

 Other short-term funds                                        7,902               9,970
                                                           -----------         -----------
   Total cash and cash equivalents                           287,227             330,512

 Securities available for sale:
  U. S. Treasuries and agencies                              211,820             185,978
  States and political subdivisions                          147,522             132,560
  Mortgage-backed securities                                 196,184             205,558
  Other                                                      105,952             116,734
                                                           -----------         -----------
   Total securities available for sale                       661,478             640,830
                                                           -----------         -----------
 Loans:
  Commercial                                                 193,103             193,960
  Residential mortgage loans                               1,028,018             995,578
  Home equity line of credit                                 134,064             138,339
  Installment loans                                           20,806              22,891
                                                           -----------         -----------
   Total loans                                             1,375,991           1,350,768
 Less:                                                     -----------         -----------
  Allowance for loan losses                                   55,389              55,820
  Unearned income                                                922                 959
                                                           -----------         -----------
  Net loans                                                1,319,680           1,293,989

 Bank premises and equipment                                  16,104              16,209
 Real estate owned                                             1,344               1,771
 Other assets                                                 81,274              80,711
                                                           -----------         -----------
    Total assets                                         $ 2,367,107           2,364,022
                                                          ============        ============
  LIABILITIES:

 Deposits:
  Demand                                                 $   167,425             155,313
  Interest-bearing checking                                  270,710             272,384
  Savings accounts                                           630,278             641,650
  Money market deposit accounts                               56,180              58,557
  Certificates of deposit (in denominations of
   $100,000 or more)                                         119,340             115,636
  Time deposits                                              735,211             751,369
                                                           -----------         -----------
   Total deposits                                          1,979,144           1,994,909
                                                           -----------         -----------
 Short-term borrowings                                       162,109             152,782
 Accrued expenses and other liabilities                       49,722              49,975
                                                           -----------         -----------
   Total liabilities                                       2,190,975           2,197,666
                                                           -----------         -----------
  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorize
   and 56,597,722 and 56,410,787 shares issued June 30, 2000
   and December 31, 1999, respectively                        56,598              56,411
 Surplus                                                      86,614              85,784
 Undivided profits                                            53,228              48,491
 Accumulated other comprehensive income/(loss):
   Net unrealized gain/(loss) on securities available for      3,306              (2,452)
 Treasury stock at cost - 3,153,457 and 3,002,378 shares
   June 30, 2000 and December 31, 1999, respectively         (23,614)            (21,878)
                                                           -----------         -----------
   Total shareholders' equity                                176,132             166,356
                                                           -----------         -----------
   Total liabilities and shareholders' equity            $ 2,367,107           2,364,022
                                                          ============        ============


 See accompanying notes to consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                   2000                1999
                                                          --------            --------
Cash flows from operating activities:
Net income..............................................$   20,767              18,815
                                                          --------            --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................      976               1,385
  Gain on sales of fixed assets..........................      (52)             (1,246)
  Provision for loan losses..............................    1,650               3,013
  Loss on sale of securities available for sale..........    3,817               2,268
  Gain on sale of securities available for sale..........     (361)             (1,191)
  Provision for deferred tax expense/(benefit)...........       98                (717)
  Decrease in taxes receivable...........................    1,218               9,571
 (Increase)/decrease in interest receivable..............     (729)                420
  Increase/(decrease) in interest payable................      168                (319)
  Increase in other assets...............................   (5,521)            (21,141)
  Increase/(decrease) in accrued expenses................     (407)              1,979
                                                          --------            --------
    Total adjustments....................................      857              (5,978)
                                                          --------            --------
Net cash provided by operating activities................   21,624              12,837
                                                          --------            --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...   93,739             115,191
  Purchase of securities available for sale.............. (148,643)           (241,016)
  Proceeds from maturities and calls
   of securities available for sale......................   40,534             110,821
  Net increase in loans..................................  (27,821)             (6,674)
  Proceeds form dispositions of real estate owned........    1,302               3,830
  Proceeds from sales of fixed assets....................      120               2,081
  Capital expenditures...................................     (939)               (973)
                                                          --------            --------
    Net cash used in investing activities................  (41,708)            (16,740)
                                                          --------            --------
Cash flows from financing activities:

  Net decrease in deposits...............................  (15,765)            (62,683)
  Increase/(decrease) in short-term borrowing............    9,327              (5,746)
  Proceeds from exercise of stock options................    1,017               1,322
  Proceeds from sale of treasury stock...................    3,045               2,790
  Purchase of treasury stock.............................   (4,781)             (6,706)
  Dividends paid.........................................  (16,044)            (14,773)
                                                          --------            --------
    Net cash used in financing activities................  (23,201)            (85,796)
                                                          --------            --------
Net decrease in cash and cash equivalents................  (43,285)            (89,699)

Cash and cash equivalents at beginning of period.........  330,512             424,929
                                                          --------            --------
Cash and cash equivalents at end of period..............$  287,227             335,230
                                                          ========            ========

See accompanying notes to consolidated interim financial statements.       (Continued)


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                   2000                1999
                                                          --------            --------

  Interest paid.........................................$   35,858              38,171
  Income taxes paid......................................    9,020                 845
  Transfer of loans to real estate owned.................      480               2,096
  Increase/(decrease) in dividends payable...............      (14)                 19
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............   (9,734)             18,163
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................    3,976              (7,420)










































See accompanying notes to consolidated interim financial statements.

TRUSTCO BANK CORP NY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.      FINANCIAL STATEMENT PRESENTATION
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1999 Annual Report to Shareholders on Form 10-K.

2.       EARNINGS PER SHARE
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 2000 and 1999 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended
  June 30, 2000:

  Basic EPS:
     Net income available to
     common shareholders..............                         $10,497                     53,467              $0.196
  Effect of Dilutive Securities:
     Stock options.............................                 ------                      1,679             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $10,497                     55,146              $0.190
                                                      ================= ========================== ===================

  For six months ended
  June 30, 2000:

  Basic EPS:
     Net income available to
     common shareholders..............                         $20,767                     53,456              $0.388

  Effect of Dilutive Securities:
     Stock options.............................                -------                      1,712             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $20,767                     55,168              $0.376
                                                      ================= ========================== ===================

 There were 2,086,850 stock opstions which were antidilutive as of June 30, 2000 and were therefore excluded from the above calculations.


                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended
  June 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders..............                          $9,492                     53,776              $0.177

  Effect of Dilutive Securities:
     Stock options.............................                 ------                      2,152             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                   $9,492                     55,928              $0.170
                                                      ================= ========================== ===================

  For six months ended
  June 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders..............                         $18,815                     53,761              $0.350

  Effect of Dilutive Securities:
     Stock options.............................                -------                      2,195             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $18,815                     55,956              $0.336
                                                      ================= ========================== ===================
  Per share data have been adjusted for the 2 for 1 stock split declared in August 1999.

3.      COMPREHENSIVE INCOME
Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three month periods ended June 30, 2000 and 1999 was $13,529,000 and $820,000 respectively, and $26,525,000 and $8,072,000 for the six month periods ended June 30, 2000 and 1999, respectively. The following summarizes the components of other comprehensive income/(loss):

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                            Three months ended June 30
                                                                                2000                  1999
                                                                       ----------------------------------------
  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax gain of $2,684 for 2000 and pre-tax loss of $15,318
  for 1999)                                                                      $1,586                (9,061)

  Reclassification adjustment for net gain/(loss) realized in net income during the period, net of tax (pre-tax loss of $2,445 for
  2000 and pre-tax loss of $657 for 1999)                                       (1,446)                  (389)

                                                                           -------------------------------------
  Other comprehensive income/(loss)                                              $3,032                (8,672)
                                                                         ==========================================

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                             Six months ended June 30
                                                                                2000                 1999
  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax gain of $6,278 for 2000 and pre-tax loss of $19,240
  for 1999)                                                                      $3,714               (11,380)

  Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax loss of $3,456 for 2000
  and pre-tax loss of $1,077 for 1999)                                          (2,044)                  (637)

                                                                         ---------------------------------------

  Other comprehensive income/(loss)                                              $5,758              ($10,743)
                                                                       ============================================

                                      7

4.        IMPACT OF CHANGES IN ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, statement 133 is effective for fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact, if any, on the Company's consolidated financial statements.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in The United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in The United States of America.

We have previously audited, in accordance with auditing standards generally accepted in The United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
______________________________
KPMG LLP

Albany, New York
July 6, 2000

                              TRUSTCO BANK CORP NY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2000, with comparisons to 1999 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 2 for 1 stock split declared in 1999.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2000 and 1999.

OVERVIEW
TrustCo recorded net income of $10.5 million, or $0.190 of diluted earnings per share for the three months ended June 30, 2000, as compared to net income of $9.5 million or $0.170 of diluted earnings per share in the same period in 1999. For the six month period ended June 30, 2000, TrustCo recorded net income of

$20.8 million, or $0.376 of diluted earnings per share, as compared to $18.8 million, or $0.336 of diluted earnings per share for the comparable period in 1999.

The primary factors accounting for the year to date increases are:

     o A 49 basis points increase in the net interest margin from 4.01% in 1999 to 4.50% in 2000,

     o A reduction in the provision for loan losses of $1.4 million to $1.7 million in 2000, and,

     o        A slight reduction in operating expenses of $201 thousand.

These positive factors affecting net income were partially offset by:

     o A decrease in the average balance of interest earning assets of $77.6 million to $2.28 billion, and

     o        A decrease in non-interest income of $2.8 million.

     o        An increase of $700 thousand in applicable income tax.

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

EARNING ASSETS
Total average interest earning assets decreased from $2.36 billion for the second quarter of 1999 to $2.28 billion in 2000 with an average yield of 7.74% in 2000 and 7.23% in 1999. Income on earning assets increased by $1.5 million during this same time-period from $42.6 million in 1999 to $44.1 million in 2000. The increase in interest income on earning assets was attributable to the increases in yield on these assets.

For the six month period ended June 30, 2000, the average balance of interest earning assets was $2.28 billion, a decrease of $77.6 million or 3% from the balance for the comparable period in 1999 of $2.36 billion. The average yield on interest earning assets was 7.24% for 1999, compared to 7.68% in 2000. The decrease in the average balance of earning assets did not completely offset the increase in the yield earned on these assets, thereby resulting in an increase in interest income of $2.2 million to $87.4 million for the six months of 2000, compared to $85.2 million for the six months of 1999.

LOANS
The average balance of loans for the second quarter was $1.36 billion in 2000 and $1.32 billion in 1999. The yield on loans increased from 8.01% in 1999 to 8.18% in 2000. The combination of the higher average balances and the higher rates resulted in an increase in the interest income on loans by $1.3 million.

For the six-month period ended June 30, 2000, the average balance in the loan portfolio was $1.36 billion compared to $1.32 billion for the comparable period in 1999. The average yield increased from 8.05% in 1999 to 8.15% in 2000. The increase in the average balance of loans outstanding plus the impact of the increase in the yield resulted in total interest income of $55.3 million in 2000 compared to $53.1 million in 1999.

The increase in the yield in the loan portfolio was the result of increases in the rates on loans. Since June 1999, market interest rates on real estate loan products have increased, and TrustCo offered rates that, when compared to local competitors, were attractive to customers. This resulted in TrustCo being able to increase the average balance of loans outstanding even though interest rates had risen significantly between 1999 and 2000. The principal cause of the increase in interest rates was the impact of the increases in the federal funds rate during the second half of 1999 and into 2000 on the prime interest rate. Consequently, the residential mortgage loan portfolio increased on average by $39.4 million for the six-month period ended June 30, 2000, compared to June 30, 1999. This growth in the residential mortgage loan portfolio caused the yield to decrease slightly from 7.82% for the six-month period ended June 30, 1999 to 7.81% for the comparable period in 2000. The home equity loan portfolio and the commercial real estate portfolio are also significantly affected by the interest rates in the marketplace. Both products have rates tied to various indexes such as prime rate. As the index changes, so will the rates earned on these assets. The commercial loan yield decreased from 8.90% for the six-month period ended June 30, 1999 to 8.87% for the six-month period ended June 30, 2000. While the prime rate has a significant effect on the income earned in the commercial loan portfolio this portfolio is most influenced by the rates offered by competing lending institutions. The Upstate New York marketplace has many large national and local regional financial institutions that compete for commercial loan products. Therefore, in order to maintain the balances at the levels generated many of the commercial loans have been refinanced from floating rate loans to fixed rates. Therefore, the changes in the prime rate did not have the same impact on the commercial loan portfolio yield that they did on the home equity loan portfolio yield. The home equity loan portfolio experienced a increase in rates as the average yield increased from 7.72% in 1999 to 8.88% in 2000.

SECURITIES AVAILABLE FOR SALE
During the second quarter of 2000, the average balance of securities available for sale was $667.6 million with a yield of 7.37%, compared to $682.1 million for the second quarter of 1999 with a yield of 6.98%. The combination of the decrease in average balance offset by the increase in the yields caused an increase in interest income on securities available for sale of approximately $400 thousand between the second quarter of 2000 and 1999.

The six-month results reflect the same principal trends noted for the second quarter. The total average balance of securities available for sale during the six months of 2000 was $667.7 million with an average yield of 7.33% compared to an average balance for 1999 of $680.2 million with a yield of 6.96%.

FEDERAL FUNDS SOLD
During the second quarter of 2000, the average balance of federal funds sold was $246.4 million with a yield of 6.33%, compared to the average balance for the three month period ended June 30, 1999 of $350.4 million with an average yield of 4.79%. The $103.9 million reduction in the average balance, combined with the 154 basis points increase in the average yield, resulted in total interest income on federal funds sold of $3.8 million for 2000 compared to $4.2 million for 1999.

During the six-month period ended June 30, 2000, the average balance of federal funds was $248.5 million with a yield of 6.04% compared to an average balance of $354.1 million in 1999 with an average yield of 4.78%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. The reduction in the average balance for the three month and six month periods of 2000 compared to 1999 are the result of increases in the loan portfolio and the outflow of deposits during those time periods, funded through the liquidation of federal funds sold.

FUNDING OPPORTUNITIES
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the quarter, total interest bearing liabilities were $2.0 billion for 2000 and $2.1 billion for 1999. The rate paid on total interest bearing liabilities was 3.63% for the second quarter of 1999 and 3.71% for 2000. Total interest expense for the second quarter decreased approximately $400 thousand to $18.2 million for 2000 compared to $18.6 million for 1999.

Similar changes in interest bearing liabilities were noted for the six-month period as was discussed for the quarter. Total interest bearing liabilities were $2.0 billion for the six-month periods ended June 30, 2000 and $2.1 billion for 1999. The rate paid on these balances decreased from 3.70% for 1999 to 3.66% for 2000.

Demand deposit balances increased $14.3 million during the second quarter of 2000 compared to the second quarter of 1999. Demand deposits averaged $164.3 million in 2000 and $150.0 million in 1999. On a year to date basis, demand deposits were $162.2 million compared to $149.0 million in 1999.

During 1999 and continuing into 2000, TrustCo has reduced the rate paid on all funding sources from 3.70% in 1999 to 3.66% in 2000. These reductions in interest rates were the result of specific actions taken during 1999 to reduce the Company's dependency on high cost deposit products. TrustCo priced certificates of deposits so as to remain competitive with local financial institutions but was not aggressive in pursuing the higher cost funds. Consequently, the average balance of deposits has been reduced during 2000 compared to 1999. The decision to become more conservative in the pricing of deposits was made to insure that depositor relationships are based upon a combination of rate and service rather than just being focused on the highest rates paid. Beginning in the second quarter of 2000 deposit yields have increased in response to the changes made by the Federal Reserve Board in the federal funds rate. TrustCo continues to remain disciplined in the pricing of deposits however, the overall cost of deposits has begun to increase in response to competitive pressures.

NET INTEREST INCOME
Taxable equivalent net interest income increased to $25.9 million for the second quarter of 2000. The net interest spread also increased 43 basis points between 1999 and 2000 and the net interest margin increased by 46 basis points.

Similar increases were noted in taxable equivalent net interest income, net interest spread and net interest margin for the six-month period ended June 30, 2000, compared to the same period in 1999. Net interest income for the first six months of 2000 was $51.4 million, an increase of $4.0 million over the $47.4 million for the first six months of 1999. Net interest spread increased 48 basis points to 4.02% and net interest margin increased 49 basis points to 4.50% for the six-month period ended June 30, 2000, compared to the six-month period ended June 30, 1999.

NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 2000.

NONPERFORMING LOANS: Total nonperforming loans were $11.8 million at June 30, 2000, a increase from the $9.9 million of nonperforming loans at December 31, 1999 and up from the $11.5 million at June 30, 1999. Nonaccrual loans were $5.0 million at June 30, 2000 up from the $4.4 million at December 31, 1999 and down from the $5.4 million at June 30, 1999. Restructured loans were $6.5 million at June 30, 2000 compared to $5.0 million at December 31, 1999 and $4.1 million at June 30, 1999.

Of the $11.8 million of nonperforming loans at June 30, 2000, all but approximately $100 thousand are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

         o The overall emphasis within TrustCo for residential real estate originations,
         o The relatively weak economic environment in the upstate New York territory, and
         o The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at June 30, 2000 of $6.1 million, consisted of restructured retail loans. During the first six months of 2000, there have been $1.2 million of commercial loan charge offs, $254 thousand of consumer loan charge offs and $1.6 million of mortgage loan charge offs as compared with $190 thousand of commercial loan charge offs, $285 thousand of consumer loan charge offs and $4.2 million of mortgage loan charge offs in the first six months of 1999. Recoveries during the first six-month periods have been $876 thousand in 1999 and $2.9 million in 1999.

REAL ESTATE OWNED: Total real estate owned of $1.3 million at June 30, 2000 decreased by $430 thousand since year-end 1999.

ALLOWANCE FOR LOAN LOSSES: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 2000, the allowance for loan losses was $55.4 million, which represents a slight decrease from the $55.8 million in the allowance at December 31, 1999. The allowance represents 4.03% of the loan portfolio as of June 30, 2000 compared to 4.14% at December 31, 1999. The provision charged to expense was $800 thousand compared to $1.5 million for the second quarter of 2000 compared to 1999. For the six-month periods, the provision charged to expense was $1.7 million for 2000 and $3.0 million for 1999.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
       o The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

       o The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

       o Changes in underwriting standards in the competitive environment in which TrustCo operates,

       o Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

       o The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

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

NONINTEREST INCOME
Total noninterest income for the three months ended June 30, 2000 was $3.1 million, a decrease of $1.2 million from the comparable period in 1999. During the 2000 period, the Company recorded net securities losses of $2.3 million compared to $657 thousand of net losses for the comparable period in 1999. Excluding these securities transactions, noninterest income increased to $5.4 million in the second quarter of 2000 from $4.9 million in 1999.

Similar results were also recognized for the six months of 2000 compared to 1999. Total noninterest income was $6.9 million for 2000 compared to $9.7 million for 1999. Excluding net securities transactions, the balances for 2000 and 1999 would have been $10.2 million and $10.7 million respectively.

NONINTEREST EXPENSES
Total noninterest expense for the second quarter of 2000 and 1999 was $11.4 million. For the six-months ended June 30, 2000 and 1999, total noninterest expense was $23.4 million and $23.6 million respectively.

INCOME TAXES
In the second quarter of 2000 and 1999, TrustCo recognized income tax expense of $5.1 million and $4.9 million respectively. This resulted in an effective tax rate of 32.8% for 2000 and 34.0% for 1999. For the six-months of 2000, total income tax expense was $10.3 million compared to $9.7 million for 1999.

CAPITAL RESOURCES
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 2000 was $176.1 million, an increase of $9.8 million from the year-end of 1999 balance of $166.4 million. The change in the shareholders' equity between year-end 1999 and June 30, 2000 primarily reflects the net income retained by TrustCo, a $5.8 million increase in the net unrealized gain on securities available for sale, less $1.7 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.300 per share during the first six-months of 2000 compared to $0.275 in 1999. These resulted in a dividend payout ratio of 77.1% in 2000 and 78.62% in 1999. The Company achieved the following capital ratios as of June 30, 2000 and 1999:

                                            JUNE 30,          MINIMUM REGULATORY
                                        2000        1999          GUIDELINES
                                      ------------------------------------------
        TIER 1 RISK ADJUSTED
                 CAPITAL               13.86%       13.08        4.00

        TOTAL RISK ADJUSTED
                 CAPITAL  15.15        14.37        8.00


In addition, at June 30, 2000 and 1999, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.3% and 7.02%, respectively.

                                                                      TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                       STATISTICAL DISCLOSURE

                                                 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                          The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                       TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                       accrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized appreciation of $1.2 million, net of tax, in the available for sale portfolio in 2000 and unrealized depreciation of $15.1 million, net of tax, in 1999.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                              Second Quarter                    Second Quarter
                                                    2000                               1999
                                       ______________________________    ______________________________ ____________________________
                                        Average               Average     Average               Average  Change in Variance Variance
(dollars in thousands)                  Balance     Interest    Rate      Balance     Interest    Rate     Interest  Balance   Rate
                                                                                                           Income/   Change   Change
               Assets                                                                                       Expense
Commercial loans.......................$   192,827 $    4,283    8.90% $    187,979 $     4,144     8.82%      139      105       34
Residential mortgage loans.............  1,013,041     19,784    7.81%      971,082      18,923     7.79%      861      819       42
Home equity lines of credit ...........    135,888      3,104    9.16%      142,432       2,735     7.70%      369     (739)   1,108
Installment loans......................     20,064        652   13.04%       22,793         714    12.57%      (62)    (209)     147
                                        ----------    --------           ----------    --------                -----   -----   -----
Loans, net of unearned income..........  1,361,820     27,823    8.18%    1,324,286      26,516     8.01%    1,307      (24)   1,331

Securities available for sale:
 U.S. Treasuries and agencies..........    211,562      3,957    7.48%      148,301       2,690     7.25%    1,267    1,181       86
 Mortgage-backed securities............    214,168      3,850    7.19%      255,894       4,244     6.63%     (394)  (2,141)   1,747
 States and political subdivisions.....    144,755      2,912    8.05%      135,972       2,688     7.91%      224      176       48
 Other ................................     97,080      1,583    6.53%      141,887       2,276     6.42%     (693)    (952)     259
                                        ----------    --------           ----------    --------               -----    -----   -----
   Total securities available for sale.    667,565     12,302    7.37%      682,054      11,898     6.98%      404   (1,736)   2,140

Federal funds sold.....................    246,440      3,880    6.33%      350,374       4,182     4.79%     (302)  (5,331)   5,029
Other short-term investments...........      7,844        119    6.09%       -----         ----     ----       119      119     ---
                                        ----------    --------           ----------    --------               -----    -----   -----
  Total Interest earning assets........  2,283,669     44,124    7.74%    2,356,714      42,596     7.23%    1,528   (6,972)   8,500
Allowance for loan losses..............    (56,297)  --------               (56,440)   --------               -----    -----   -----
Cash and noninterest earning assets....    129,689                          132,870
                                        ----------                       ----------
  Total assets.........................$ 2,357,061                     $  2,433,144
                                        ==========                       ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking...........$   274,703        728    1.07% $    263,428         701     1.07%       27       27      ---
   Money market accounts...............     56,025        380    2.73%       60,754         413     2.72%      (33)     (36)       3
 Savings...............................    635,721      4,268    2.70%      668,767       4,507     2.70%     (239)    (239)     ---
 Other time deposits...................    853,244     10,814    5.10%      914,166      11,511     5.05%     (697)  (1,359)     662
                                        ----------    --------           ----------    --------               -----   -----    -----
  Total time deposits..................  1,819,693     16,190    3.58%    1,907,115      17,132     3.60%     (942)  (1,607)     665
Short-term borrowings..................    156,691      2,035    5.22%      151,219       1,481     3.93%      554       55      499
                                        ----------   --------            ----------    --------              -----    -----    -----
  Total interest bearing liabilities...  1,976,384     18,225    3.71%    2,058,334      18,613     3.63%     (388)  (1,552)   1,164
Demand deposits........................    164,339   --------               150,039    --------              -----    -----    -----
Other liabilities......................     44,265                           40,311
Shareholders' equity...................    172,073                          184,460
                                        ----------                       ----------
  Total liab. & shareholders' equity...$ 2,357,061                     $  2,433,144
                                        ==========                       ==========
Net interest income....................                25,899                            23,983              1,916   (5,420)   7,336
                                                     --------                          --------              -----    -----    -----
Net interest spread....................                          4.03%                              3.60%

Net interest margin (net interest
 income to total interest earning
   assets).............................                          4.53%                              4.07%

Tax equivalent adjustment                               1,092                               998
                                                     --------                          --------
   Net interest income per book........            $   24,807                        $   22,985
                                                     ========                          ========


                                                                       TrustCo Bank Corp NY
                                                             Management's Discussion and Analysis
                                                                       STATISTICAL DISCLOSURE

                                                 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                          The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                       TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                       accrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized appreciation of $3.1 million, net of tax, in the available for sale portfolio in 2000 and unrealized depreciation of $16.6 million, net of tax, in 1999.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                Six Months                        Six Months
                                                    2000                              1999
                                       ______________________________    ______________________________  ___________________________
                                        Average               Average     Average               Average  Change in Variance Variance
(dollars in thousands)                  Balance     Interest    Rate      Balance     Interest     Rate    Interest  Balance   Rate
                                                                                                            Income/   Change  Change
               Assets                                                                                       Expense
Commercial loans.......................$   193,122 $    8,555    8.87% $    186,556 $     8,289   8.90%       266      353      (87)
Residential mortgage loans.............  1,006,854     39,319    7.81%      967,417      37,842   7.82%     1,477    1,661     (184)
Home equity lines of credit ...........    136,798      6,057    8.88%      144,111       5,518   7.72%       539     (708)   1,247
Installment loans......................     20,722      1,370   13.26%       23,578       1,478  12.64%      (108)    (285)     177
                                        ----------    --------           ----------    --------              -----   -----    -----
Loans, net of unearned income..........  1,357,496     55,301    8.15%    1,321,662      53,127   8.05%     2,174    1,021    1,153

Securities available for sale:
 U.S. Treasuries and agencies..........    212,298      7,891    7.43%      154,131       5,653   7.33%     2,238    2,161       77
 Mortgage-backed securities............    213,354      7,603    7.13%      252,433       8,323   6.59%      (720)  (2,241)   1,521
 States and political subdivisions.....    141,516      5,681    8.03%      133,850       5,299   7.92%       382      307       75
 Other ................................    100,516      3,298    6.57%      139,780       4,401   6.30%    (1,103)  (1,602)     499
                                        ----------    --------           ----------    --------             -----    -----    -----
   Total securities available for sale.    667,684     24,473    7.33%      680,194      23,676   6.96%       797   (1,375)   2,172

Federal funds sold.....................    248,549      7,467    6.04%      354,122       8,398   4.78%      (931)  (5,231)   4,300
Other short-term investments...........      5,435        164    6.05%          828          21   5.16%       143      139        4
                                        ----------    --------           ----------    --------             -----    -----    -----
  Total Interest earning assets........  2,279,164     87,405    7.68%    2,356,806      85,222   7.24%     2,183   (5,446)   7,629
Allowance for loan losses..............    (56,388)   --------              (56,358)   --------             -----    -----    -----
Cash and noninterest earning assets....    129,358                          137,526
                                        ----------                       ----------
  Total assets.........................$ 2,352,134                     $  2,437,974
                                        ==========                       ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking...........$   272,339      1,443    1.07%$     260,936       1,377   1.06%        66       64        2
   Money market accounts...............     57,538        781    2.73%       60,032         812   2.73%       (31)     (31)     ---
 Savings...............................    637,295      8,562    2.70%      664,112       8,904   2.70%      (342)    (342)     ---
 Other time deposits...................    857,473     21,459    5.03%      929,649      23,830   5.17%    (2,371)  (1,769)    (602)
                                        ----------    --------           ----------    --------              -----    -----    -----
  Total time deposits..................  1,824,645     32,245    3.55%    1,914,729      34,923   3.68%    (2,678)  (2,078)    (600)
Short-term borrowings..................    152,866      3,781    4.97%      149,073       2,929   3.96%       852       77      775
                                        ----------    --------           ----------    --------              -----    -----    -----
  Total interest bearing liabilities...  1,977,511     36,026    3.66%    2,063,802      37,852   3.70%    (1,826)  (2,001)     175
Demand deposits........................    162,195   --------               149,034    --------              -----    -----    -----
Other liabilities......................     43,653                           39,632
Shareholders' equity...................    168,775                          185,506
                                        ----------                       ----------
  Total liab. & shareholders' equity...$ 2,352,134                    $   2,437,974
                                        ==========                       ==========
Net interest income....................                51,379                            47,370             4,009   (3,445)   7,454
                                                     --------                          --------             -----    -----    -----
Net interest spread....................                          4.02%                            3.54%

Net interest margin (net interest
 income to total interest earning
   assets).............................                          4.50%                            4.01%

Tax equivalent adjustment                               2,129                             1,958
                                                     --------                         --------
   Net interest income per book........            $   49,250                       $    45,412
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














                                                     TrustCo Bank Corp NY


  Date:  August 14, 2000             By:             /s/Robert A. McCormick
                                                     ---------------------------
                                                     Robert A. McCormick
                                                     President and
                                                     Chief Executive Officer


  Date:  August 14, 2000             By:            /s/Robert T. Cushing
                                                     ---------------------------
                                                     Robert T. Cushing
                                                     Vice President and Chief
                                                     Financial Officer

                                 EXHIBITS INDEX


REG S-K
EXHIBIT NO.               DESCRIPTION                                   PAGE NO.
--------------------------------------------------------------------------------
22                        Submission of Matters to Vote of Security         24
                          Holders - Annual Meeting

                                                                      EXHIBIT 22

     ITEM 4. Submission of Matters to Vote of Security Holders - Annual Meeting At the annual meeting held May 15, 2000, shareholders of the Company were asked to consider the Company's nominees for directors and to elect four (4) directors to serve for a term of three (3) years. The Company's nominees for director were: Barton A. Andreoli, Joseph A. Lucarelli, Nancy A. McNamara, James H. Murphy and William J. Purdy.

1.       The results of shareholder voting are as follows:

              DIRECTOR                        FOR          WITHHELD     ABSTAIN
              --------                      -------        --------     -------
              Barton A. Andreoli           46,965,256      1,224,083       -0-
              Joseph A. Lucarelli          46,988,849      1,200,490       -0-
              Nancy A. McNamara            46,941,049      1,248,290       -0-
              James H. Murphy, DDS         46,814,853      1,374,486       -0-
              William J. Purdy             46,989,995      1,199,344       -0-

              Directors continuing in office are Lionel O. Barthold, M. Norman Brickman, Anthony J. Marinello, MD, PhD, Robert A. McCormick, Richard J. Murray, Jr., Kenneth C. Petersen, William D. Powers, and William F. Terry.

2. Shareholders of the Company were asked to consider a proposal to ratify the appointment by Trustco's Board of Directors of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2000. The results of shareholder voting are as follows:

                      FOR          WITHHELD         ABSTAIN
                      ---          --------         -------
                  47,626,608       374,118          188,613