Form 10-Q
period 2000-09-30
TRUSTCO BANK CORP N Y
filed 2000-11-14
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                               September 30, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of exchange on
                 Title of each class               which registered
                    -----------                     ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding
       Class of Common Stock                    as of November 13, 2000
    ---------------------------                ----------------------
           $1 Par Value                               61,415,780

                              TrustCo Bank Corp NY

                                      INDEX



 Part I.         FINANCIAL INFORMATION                               PAGE NO.
 -------------------------------------------------------------------------------
  Item 1.     Interim Financial Statements (Unaudited): Consolidated
              Statements of Income for the Three Months and Nine Months
              Ended September 30, 2000 and 1999                             1

              Consolidated Statements of Financial Condition as of
              September 30, 2000 and December 31, 1999                      2

              Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999                    3 - 4

              Notes to Consolidated Interim Financial Statements          5 - 8

              Independent Auditors' Review Report                           9

  Item 2.     Management's Discussion and Analysis                       10 - 19

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk    20

  Part II.    OTHER INFORMATION

  Item 1.     Legal Proceedings - None

  Item 2.     Changes in Securities - None

  Item 3.     Defaults Upon Senior Securities --None

  Item 4.     Submissions of Matters to Vote of Security  Holders - None

  Item 5.     Other Information - None

 ITEM 6.EXHIBTS AND REPORTS ON FORM 8-K

(a)      EXHIBITS - NONE





(b)      REPORTS ON FORM 8-K

        A press release was issued on August 15, 2000 declaring a quarterly cash dividend of $0.15 per share, payable October 2, 2000, to the shareholders of record at the close of business on September 8, 2000. The Company also announced that its Board of Directors approved a 15% stock split. The additional shares are to be distributed on November 13, 2000 to shareholders of record on October 20, 2000.

        On October 17, 2000, TrustCo Bank Corp NY ("Trustco") issued two press releases with year to date and third quarter results for the period ending September 30, 2000.

                                                                              TRUSTCO BANK CORP NY
                                                            Consolidated Statements of Income (unaudited)
                                                              (dollars in thousands, except per share data)
                                                                     Months Ended            |         9 Months Ended
                                                                             Sept 30         |                 Sept 30
                                                                   2000            1999      |       2000           1999
                                                                                             |
   Interest and dividend income:                                                             |
    Interest and fees on loans                            $           28,953          26,706 |          84,164         79,732
    Interest on U. S. Treasuries and agencies                          4,063           3,305 |          11,934          8,937
    Interest on states and political                                                         |
     subdivisions                                                      2,114           1,785 |           5,950          5,383
    Interest on mortgage-backed securities                             3,674           4,172 |          11,277         12,495
    Interest and dividends on other securities                         1,448           2,191 |           4,736          6,478
    Interest on federal funds sold                                     3,846           3,932 |          11,313         12,330
                                                             --------------------------------  -------------------------------
                                                                                             |
       Total interest income                                          44,098          42,091 |         129,374        125,355
                                                             --------------------------------  -------------------------------
                                                                                             |
   Interest expense:                                                                         |
    Interest on deposits:                                                                    |
       Interest-bearing checking                                         729             720 |           2,172          2,097
       Savings                                                         4,241           4,548 |          12,803         13,452
       Money market deposit accounts                                     401             410 |           1,182          1,222
       Time deposits                                                  11,651          11,121 |          33,110         34,951
    Interest on short-term borrowings                                  2,330           1,472 |           6,111          4,401
    Interest on long-term debt                                            21               0 |              21              0
                                                             --------------------------------  -------------------------------
                                                                                             |
      Total interest expense                                          19,373          18,271 |          55,399         56,123
                                                             --------------------------------  -------------------------------
                                                                                             |
      Net interest income                                             24,725          23,820 |          73,975         69,232
   Provision for loan losses                                             910           1,000 |           2,560          4,013
                                                             --------------------------------  -------------------------------
                                                                                             |
      Net interest income after provision                                                    |
       for loan losses                                                23,815          22,820 |          71,415         65,219
                                                             --------------------------------  -------------------------------
                                                                                             |
   Noninterest income:                                                                       |
    Trust department income                                            2,296           2,007 |           6,566          5,918
    Fees for other services to customers                               2,406           2,242 |           6,768          6,491
    Net loss on securities transactions                               (1,644)         (1,153)|          (5,013)        (2,230)
    Other                                                                909             802 |           2,503          3,389
                                                             --------------------------------  -------------------------------
                                                                                             |
     Total noninterest income                                          3,967           3,898 |          10,824         13,568
                                                             --------------------------------  -------------------------------
                                                                                             |
   Noninterest expenses:                                                                     |
    Salaries and employee benefits                                     5,736           6,255 |          17,844         18,571
    Net occupancy expense                                              1,099           1,118 |           3,471          3,562
    Equipment expense                                                    912           1,101 |           3,205          4,208
    FDIC insurance expense                                               100              58 |             306            182
    Professional services                                                534             599 |           2,096          1,847
    Other real estate expenses / (income)                                (52)             29 |            (354)          (355)
    Other                                                              3,418           2,340 |           8,533          7,040
                                                             --------------------------------  -------------------------------
                                                                                             |
     Total noninterest expenses                                       11,747          11,500 |          35,101         35,055
                                                             --------------------------------  -------------------------------
                                                                                             |
      Income before taxes                                             16,035          15,218 |          47,138         43,732
   Applicable income taxes                                             5,274           5,246 |          15,610         14,945
                                                             --------------------------------  -------------------------------
                                                                                             |
       Net income                                         $           10,761           9,972 |          31,528         28,787
                                                             ================================  ===============================
                                                                                             |
Net income per Common Share:                                                                 |

       - Basic                                            $            0.175           0.161             0.513          0.466
                                                             ================================  ===============================


       - Diluted                                          $            0.169           0.155             0.497          0.447
                                                             ================================  ===============================


   Per share data is adjusted for  the effect of the 15% stock split declared August, 2000.

   See accompanying notes to consolidated interim financial statements.

                                                                       TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                                                09/30/00                            12/31/99
  ASSETS:

 Cash and due from banks                                             $             40,621                             54,542

 Federal funds sold                                                               244,420                            266,000

 Other short-term funds                                                                 0                              9,970
                                                                        ------------------                  -----------------

   Total cash and cash equivalents                                                285,041                            330,512

 Securities available for sale:
  U. S. Treasuries and agencies                                                   193,378                            185,978
  States and political subdivisions                                               160,361                            132,560
  Mortgage-backed securities                                                      192,531                            205,558
  Other                                                                            92,416                            116,734
                                                                        ------------------                  -----------------

   Total securities available for sale                                            638,686                            640,830
                                                                        ------------------                  -----------------

 Loans:
  Commercial                                                                      195,519                            193,960
  Residential mortgage loans                                                    1,083,735                            995,578
  Home equity line of credit                                                      131,602                            138,339
  Installment loans                                                                26,290                             22,891
                                                                        ------------------                  -----------------

   Total loans                                                                  1,437,146                          1,350,768
                                                                        ------------------                  -----------------
 Less:
  Allowance for loan losses                                                        55,751                             55,820
  Unearned income                                                                     971                                959
                                                                        ------------------                  -----------------

  Net loans                                                                     1,380,424                          1,293,989

 Bank premises and equipment                                                       16,898                             16,209
 Real estate owned                                                                  1,722                              1,771
 Other assets                                                                      72,888                             80,711
                                                                        ------------------                  -----------------

    Total assets                                                     $          2,395,659                          2,364,022
                                                                        ==================                  =================

  LIABILITIES:

 Deposits:
  Demand                                                             $            187,167                            155,313
  Interest-bearing checking                                                       274,105                            272,384
  Savings accounts                                                                611,891                            641,650
  Money market deposit accounts                                                    57,416                             58,557
  Certificates of deposit (in denominations of
   $100,000 or more)                                                              118,925                            115,636
  Time deposits                                                                   743,809                            751,369
                                                                        ------------------                  -----------------

   Total deposits                                                               1,993,313                          1,994,909

 Short-term borrowings                                                            165,223                            152,782
 Long-term debt                                                                     1,231                                  0
 Accrued expenses and other liabilities                                            51,572                             49,975
                                                                        ------------------                  -----------------

   Total liabilities                                                            2,211,339                          2,197,666
                                                                        ------------------                  -----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 56,610,252 and 56,410,787 shares issued September 30, 2000
   and December 31, 1999, respectively                                             56,610                             56,411
 Surplus                                                                           86,664                             85,784
 Undivided profits                                                                 55,969                             48,491
 Accumulated other comprehensive income/(loss):
   Net unrealized gain/(loss) on securities available for sale                      9,694                             (2,452)
 Treasury stock at cost - 3,231,031 and 3,002,378 shares at
   September 30, 2000 and December 31, 1999, respectively                         (24,617)                           (21,878)
                                                                        ------------------                  -----------------

   Total shareholders' equity                                                     184,320                            166,356
                                                                        ------------------                  -----------------

   Total liabilities and shareholders' equity                        $          2,395,659                          2,364,022
                                                                        ==================                  =================




 See accompanying notes to consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                  2000                     1999
                                                               --------                 --------
Cash flows from operating activities:
Net income..............................................$       31,528                   28,787
                                                               --------                 --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................        1,436                    1,779
  Gain on sales of fixed assets..........................          (85)                  (1,250)
  Provision for loan losses..............................        2,560                    4,013
  Loss on sale of securities available for sale..........        5,631                    3,434
  Gain on sale of securities available for sale..........         (618)                  (1,204)
  Provision for deferred tax benefit.....................         (544)                    (717)
  Decrease in taxes receivable...........................        2,964                   13,813
  Increase in interest receivable........................         (952)                  (1,610)
  Increase/(decrease) in interest payable................          303                     (442)
  Increase in other assets...............................       (1,393)                 (23,794)
  Increase in accrued expenses...........................          980                    4,551
                                                               --------                 --------
    Total adjustments....................................       10,282                   (1,427)
                                                               --------                 --------
Net cash provided by operating activities................       41,810                   27,360
                                                               --------                 --------
Cash flows from investing activities:

  Proceeds from sales of securities available for sale...      136,768                  153,054
  Purchase of securities available for sale..............     (185,162)                (299,736)
  Proceeds from maturities and calls
   of securities available for sale......................       68,458                  132,369
  Net increase in loans..................................      (68,415)                 (19,188)
  Proceeds from dispositions of real estate owned........        1,397                    4,412
  Proceeds from sales of fixed assets....................          153                    2,085
  Payment for purchase of Lankmark Financial Corp,
   net of cash acquired..................................       (1,639)                    ---
  Capital expenditures...................................       (1,659)                  (1,418)
                                                               --------                 --------
    Net cash used in investing activities................      (50,099)                 (28,422)
                                                               --------                 --------
Cash flows from financing activities:

  Net decrease in deposits...............................      (23,010)                 (93,970)
  Increase in short-term borrowing........................      11,541                    3,850
  Proceeds from issuance of FHLB debt....................            3                     ---
  Proceeds from exercise of stock options................        1,079                    1,545
  Proceeds from sale of treasury stock...................        4,526                    5,615
  Purchase of treasury stock.............................       (7,265)                 (11,991)
  Dividends paid.........................................      (24,056)                 (22,161)
                                                               --------                 --------
    Net cash used in financing activities................      (37,182)                (117,112)
                                                               --------                 --------
Net decrease in cash and cash equivalents................      (45,471)                (118,174)

Cash and cash equivalents at beginning of period.........      330,512                  424,929
                                                               --------                 --------
Cash and cash equivalents at end of period..............$      285,041                  306,755
                                                              ========                 ========

See accompanying notes to consolidated interim financial statements.       (Continued)

                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                  2000               1999
                                                               --------           --------
  Interest paid.........................................$      55,096             56,545
  Income taxes paid......................................      13,210              1,849
  Transfer of loans to real estate owned.................       1,089              2,644
  Increase/(decrease) in dividends payable...............          (6)                27
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............     (20,550)            26,217
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................       8,404            (10,713)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company purchased all of the capital stock of Landmark Financial Corp. for $2,386.
In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                      26,248
Cash paid for the Capital Stock                     2,386
                                                  --------
  Liabilities assumed                              23,862
                                                  ========
















See accompanying notes to consolidated interim financial statements.

TRUSTCO BANK CORP NY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.      FINANCIAL STATEMENT PRESENTATION
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 1999 Annual Report to Shareholders on Form 10-K.

2.       EARNINGS PER SHARE
A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 2000 and 1999 follows:

                                                        Weighted Average
  (In thousands,                        Net                 Shares                      Per Share
  except per share data)               Income             Outstanding                    Amounts
                                      -----------------------------------------------------------
  For the quarter ended
  September 30, 2000:

  Basic EPS:
     Net income available to           $10,761                  61,526                   $0.175
     common shareholders...........
  Effect of Dilutive Securities:
     Stock options.................     ------                   2,053                  -------

                                      -----------------------------------------------------------
  Diluted EPS                          $10,761                  63,579                   $0.169
                                      ===========================================================

  For nine months ended
  September 30, 2000:

  Basic EPS:
     Net income available to
     common shareholders...........    $31,528                  61,492                   $0.513

  Effect of Dilutive Securities:
     Stock options.................    -------                   1,996                  -------

                                      -----------------------------------------------------------
  Diluted EPS                          $31,528                  63,488                   $0.497
                                      ===========================================================
  There were 1,504,200 stock options which were antidilutive as of September 30, 2000 and were therefore excluded from the above calculations.


                                                           Weighted Average
  (In thousands,                             Net                 Shares                Per Share
  except per share data)                   Income             Outstanding               Amounts
                                       ----------------------------------------------------------
  For the quarter ended
  September 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders...........        $9,972                 61,781                $0.161

  Effect of Dilutive Securities:
     Stock options.................        ------                  2,564               -------

                                     ------------------------------------------------------------
  Diluted EPS                              $9,972                 64,345                $0.155
                                     ============================================================

  For nine months ended
  September 30, 1999:

  Basic EPS:
     Net income available to
     common shareholders..........        $28,787                 61,809                $0.466

  Effect of Dilutive Securities:
     Stock options................        -------                  2,538               -------

                                     ------------------------------------------------------------
  Diluted EPS                             $28,787                 64,347                $0.447
                                     ============================================================
   Per share data have been adjusted for the 15% stock split declared in August 2000.

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

Comprehensive income for the three month periods ended September 30, 2000 and 1999 was $17,149,000 and $5,211,000 respectively, and $43,674,000 and
$13,283,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The following summarizes the components of other comprehensive income:

                                                                                   (dollars in thousands)
  Unrealized gains on securities:                                                    Three months ended
                                                                                        September 30
                                                                                 2000                   1999
                                                                       -------------------------------------------
  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax gain of $9,172 for 2000 and pre-tax loss of $9,207
  for 1999)                                                                      $5,416                (5,443)

  Reclassification adjustment for net loss realized in net income during the period, net of tax (pre-tax loss of $1,644 for 2000 and
  pre-tax loss of $1,153 for 1999)                                                 (972)                 (682)


                                                                       -------------------------------------------
  Other comprehensive income/(loss)
                                                                                 $6,388                (4,761)
                                                                       ===========================================

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                             Nine months September 30
                                                                                 2000                    1999
                                                                       -------------------------------------------
  Unrealized holding gains/(losses) arising during period, net of tax (pre-tax gain of $15,537 for 2000 and pre-tax loss of $24,447
  for 1999)                                                                      $9,181               (16,823)

  Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax loss of $5,013 for 2000
  and pre-tax loss of $2,230 for 1999)                                           (2,965)               (1,319)
                                                                       -------------------------------------------

  Other comprehensive income/(loss)                                              $12,146              (15,504)
                                                                       ===========================================


4.       IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, Statement 133 is effective for fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management has estimated that if the Company had adopted Statement 133 on September 30, 2000, the initial adoption would not have had a material effect on the Company's financial statements. The effect of adoption on January 1, 2001 cannot be estimated with certainty at this time, as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions at January 1, 2001, if any, (2) market values of derivatives and related hedged items, and (3) further ongoing interpretation of Statement 133 by the FASB.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2000, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
___________
KPMG LLP

Albany, New York
October 12, 2000

                              TrustCo Bank Corp NY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2000, with comparisons to 1999 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 2000.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2000 and 1999.

OVERVIEW
TrustCo recorded net income of $10.8 million, or $0.169 of diluted earnings per share for the three months ended September 30, 2000, as compared to net income of $10.0 million or $0.155 of diluted earnings per share in the same period in

1999. For the nine month period ended September 30, 2000, TrustCo recorded net income of $31.5 million, or $0.497 of diluted earnings per share, as compared to $28.8 million, or $0.447 of diluted earnings per share for the comparable period in 1999.

The primary factors accounting for the year to date increases are:

     o A 41 basis point increase in the net interest margin from 4.09% in 1999 to 4.50% in 2000, and,

     o A reduction in the provision for loan losses of $1.5 million to $2.6 million in 2000.

These positive factors were offset by:

     o A decrease in the average balance of interest earning assets of $63.7 million to $2.29 billion,

     o        A slight increase of $46 thousand in non-interest expense and,

     o        A $665 thousand increase in applicable income tax expenses.

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

ACQUISITION
During the third quarter 2000 TrustCo acquired Landmark Financial Corporation and its wholly owned subsidiary Landmark Community Bank in a purchase business combination. Landmark had total assets of approximately $25.7 million, deposits of $21.6 million and shareholders' equity of $1.6 million at the time of the acquisition. The total purchase price was approximately $3.2 million and the transaction was a total cash acquisition. Goodwill of approximately $800 thousand was recognized as a result of the acquisition.

As a result of the relative immateriality of the balances acquired in the Landmark acquisition the enclosed management discussion does not identify the change in balances due to the acquisiton.

EARNING ASSETS
Total average interest earning assets decreased from $2.34 billion for the third quarter of 1999 to $2.30 billion in 2000 with an average yield of 7.35% in 1999 and 7.87% in 2000. Income on earning assets increased by $2.2 million during this same time-period from $43.1 million in 1999 to $45.3 million in 2000. The increase in interest income on earning assets was attributable to the increase in yield on these assets, partially offset by the reduction in balances outstanding.

For the nine month period ended September 30, 2000, the average balance of interest earning assets was $2.29 billion, a decrease of $63.7 million from the balance for the comparable period in 1999 of $2.35 billion. The average yield on interest earning assets was 7.28% for 1999, compared to 7.74% in 2000. The decrease in the average balance of earning assets did not offset the increase in the yield earned on these assets, thereby resulting in a increase in interest income of $4.4 million to $132.7 million for the nine months of 2000, compared to $128.3 million for the nine months of 1999.

LOANS
The average balance of loans for the third quarter was $1.41 billion in 2000 and $1.33 billion in 1999. The yield on loans increased from 8.02% in 1999 to 8.22% in 2000. The combination of the higher average balances and higher rates resulted in a increase in the interest income on loans by $2.2 million.

For the nine month period ended September 30, 2000, the average balance in the loan portfolio was $1.38 billion compared to $1.33 billion for the comparable period in 1999. The average yield increased from 8.04% in 1999 to 8.18% in 2000. The increase in the average balance of loans outstanding and the increase in the yield resulted in total interest income of $84.3 million in 2000 compared to $79.9 million in 1999.

The increase in the yield in the loan portfolio was the result of increases in the rates on loans. Since 1999, market interest rates on real estate loan products have increased, and TrustCo offered rates that, when compared to local competitors, were attractive to customers. This resulted in TrustCo being able to increase the average balance of loans outstanding even though interest rates had risen significantly between 1999 and 2000. The principal cause of the increase in interest rates was the impact of the increases in the federal funds rate during the second half of 1999 and into 2000 on the prime interest rate. Consequently, the residential mortgage loan portfolio increased on average by $52.4 million for the nine-month period ended September 30, 2000, compared to September 30, 1999. This growth in the residential mortgage loan portfolio caused the yield to increase slightly from 7.80% for the nine-month period ended September 30, 1999 to 7.82% for the comparable period in 2000. The home equity loan portfolio and the commercial real estate portfolio are also significantly affected by the interest rates in the marketplace. Both products have rates tied to various indexes such as prime rate. As the index changes so will the rates earned on these assets. The commercial loan yield increased from 8.86% for the nine-month period ended September 30, 1999 to 8.87% for the nine-month period ended September 30, 2000. While the prime rate has a significant effect on the yield earned in the commercial loan portfolio this portfolio is most influenced by the rates offered by competing lending institutions. The Upstate New York marketplace has many large national and local regional financial institutions that compete for commercial loan products. Therefore, in order to maintain the balances at the levels generated many of the commercial loans have been refinanced from floating rate loans to fixed rates. Therefore, the changes in the prime rate did not have the same impact on the commercial loan portfolio yield that they did on the home equity loan portfolio yield. The home equity loan portfolio experienced a increase in rates as the average yield increased from 7.83% in 1999 to 9.09% in 2000.

SECURITIES AVAILABLE FOR SALE
During the third quarter of 2000, the average balance of securities available for sale was $656.4 million with a yield of 7.51%, compared to $704.8 million for the third quarter of 1999 with a yield of 7.02%. The combination of the decrease in average balance offset by the increase in the yields caused a slight decrease in interest income on securities available for sale of $48 thousand between the third quarter of 2000 and 1999.

The nine month results reflect the same principal trends noted for the third quarter. The total average balance of securities available for sale during the nine months of 2000 was $663.9 million with an average yield of 7.39% compared to an average balance for 1999 of $688.5 million with a yield of 6.98%.

FEDERAL FUNDS SOLD
During the third quarter of 2000, the average balance of federal funds sold was $231.2 million with a yield of 6.62%, compared to the average balance for the three month period ended September 30, 1999 of $303.8 million with an average yield of 5.13%. The $72.6 million reduction in the average balance, offset with the 149 basis points increase in the average yield, resulted in total interest income on federal funds sold of $3.8 million for 2000 compared to $3.9 million for 1999.

During the nine month period ended September 30, 2000, the average balance of federal funds was $242.7 million with a yield of 6.23% compared to an average balance of $337.2 million in 1999 with an average yield of 4.89%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. The reduction in the average balance for the three month and nine month periods of 2000 compared to 1999 are the result of a increase in the loan portfolio during those time periods, plus reductions in deposits funded through the liquidation of federal funds sold.

The increase in the yield on federal funds sold between 1999 and 2000 is the result of changes made by the Federal Reserve Bank for the target rate on overnight federal funds investments. During 1999 the Federal Reserve Bank increased its target rate to 6.50%.

FUNDING OPPORTUNITIES
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts. Also, TrustCo developed a Short-Term Investment Account, which was introduced in 1995 exclusively for customers of the Trust Department.

During the quarter, total interest bearing liabilities were $1.99 billion for 2000 and $2.03 billion for 1999. The rate paid on total interest bearing liabilities was 3.57% for the third quarter of 1999, and 3.88% for 2000. Total interest expense for the third quarter increased $1.1 million to $19.4 million for 2000 compared to $18.3 million for 1999.

Similar changes in interest bearing liabilities were noted for the nine month period as was discussed for the quarter. Total interest bearing liabilities were $1.98 billion and $2.05 billion for the nine month periods ended September 30, 2000 and 1999, respectively. The rate paid on these balances increased from 3.65% for 1999 to 3.74% for 2000.

NET INTEREST INCOME
Taxable equivalent net interest income increased to $25.9 million for the third quarter of 2000. The net interest spread also increased 21 basis points between 1999 and 2000 and the net interest margin increased by 25 basis points.

Similar increases were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine month period ended September 30, 2000, compared to the same period in 1999. Net interest income for the first nine months of 2000 was $77.3 million, an increase of $5.1 million over the $72.2 million for the first nine months of 1999. Net interest spread increased 37 basis points to 4.00% and net interest margin increased 41 basis points to 4.50% for the nine month period ended September 30, 2000, compared to the nine month period ended September 30, 1999.

NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2000.

NONPERFORMING LOANS: Total nonperforming loans were $12.7 million at September 30, 2000, an increase from the $9.9 million of nonperforming loans at December 31, 1999 and September 30, 1999. Nonaccrual loans were $5.0 million at September 30, 2000 up from the $4.4 million at December 31, 1999 and up from the $4.7 million at September 30, 1999. Restructured loans were $6.5 million at September 30, 2000 compared to $5.0 million at December 31, 1999 and $4.2 million at September 30, 1999.

Of the $12.7 million of nonperforming loans at September 30, 2000, all but approximately $1 million are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Total impaired loans at September 30, 2000 of $6.2 million, consisted of restructured retail loans. During the first nine months of 2000, there have been $1.5 million of commercial loan charge offs, $358 thousand of consumer loan charge offs and $2.1 million of mortgage loan charge offs as compared with $363 thousand of commercial loan charge offs, $443 thousand of consumer loan charge offs and $5.4 million of mortgage loan charge offs in the first nine months of 1999. Recoveries during the first nine month periods have been $1.2 million in 2000 and $3.5 million in 1999.

REAL ESTATE OWNED: Total real estate owned of $1.7 million at September 30, 2000 decreased by $544 thousand since September 30, 1999.

ALLOWANCE FOR LOAN LOSSES: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2000, the allowance for loan losses was $55.8 million, approximately equal to the allowance at December 31, 1999. The allowance represents 3.88% of the loan portfolio as of September 30, 2000 compared to 4.17% at September 30, 1999. For the nine month periods, the provision charged to expense was $2.6 million for 2000 and $4.0 million for 1999.

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

NONINTEREST INCOME
Total noninterest income for the three months ended September 30, 2000 was $4.0 million, a slight increase of approximately $69 thousand from the comparable period in 1999. During these periods, the Company recorded net securities losses $1.6 million for 2000 and $1.2 million for the comparable period in 1999. Excluding these securities transactions, noninterest income increased from $5.1 million in the third quarter of 1999 to $5.6 million in 2000. The increase is the result of additional Trust fee income and other miscellaneous items.

Similar results were also recognized for the nine months of 2000 compared to 1999. Total noninterest income was $10.8 million for 2000 compared to $13.6 million for 1999. Excluding net securities transactions, the balances for 2000 and 1999 would have been $15.8 million for both years.

NONINTEREST EXPENSES
Total noninterest expense for the third quarter of 2000 was $11.7 million up slightly from $11.5 million in the third quarter of 1999. For the nine months ended September 30, 2000 and 1999, total noninterest expense was $35.1 million.

INCOME TAXES
In the third quarter of 2000 and 1999, TrustCo recognized income tax expense of $5.3 million and $5.2 million respectively. This resulted in an effective tax rate of 32.9% for 2000 and 34.5% for 1999. For the nine months of 2000, total income tax expense was $15.6 million compared to $14.9 million for 1999.

CAPITAL RESOURCES
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2000 was $184.3 million, a increase of $18.0 million from the year-end of 1999 balance of $166.4 million. The change in the shareholders' equity between year-end 1999 and September 30, 2000 reflects the net income retained by TrustCo and a $12.1 million increase in the net unrealized gain, net of tax, on securities available for sale, offset by a $2.7 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.391 per share during the first nine months of 2000 compared to $0.359 in 1999. These resulted in a dividend payout ratio of 76.3% in 2000 and 77.1% in 1999. The Company achieved the following capital ratios as of September 30, 2000 and 1999:

                                        SEPTEMBER 30,       MINIMUM REGULATORY
                                        2000        1999       GUIDELINES
        TIER 1 RISK ADJUSTED          ----------------------------------------
                 CAPITAL               13.76%       13.27        4.00

        TOTAL RISK ADJUSTED
                 CAPITAL               15.05        14.56        8.00


In addition, at September 30, 2000 and 1999, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.32% and 7.09%, respectively.

                                                                          TrustCo Bank Corp NY
                                                               Management's Discussion and Analysis
                                                                         STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                                INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                         TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                         accrual loans are included in loans for this analysis.  The average balances of sec-
                                         urities available for sale is calculated using amortized costs for these securities.
                                         Included in the balance of shareholders' equity is unrealized depreciation of $242 thousand, net of tax, in the available for sale portfolio in 2000 and unrealized appreciation of $12.4 million, net of tax, in 1999.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                 Nine Months                       Nine Months
                                                     2000                              1999
                                         -------------------------------------------------------------------------------------------
                                          Average               Average     Average              Average Change in Variance Variance
(dollars in thousands)                    Balance     Interest    Rate      Balance     Interest  Rate   Interest  Balance   Rate
                                                                                                          Income/   Change   Change
               Assets                                                                                     Expense
Commercial loans......................$      194,192 $   12,919     8.87%$    188,158 $  12,496   8.86%       423      403       20
Residential mortgage loans.............    1,023,825     60,035     7.82%     971,454    56,825   7.80%     3,210    3,070      140
Home equity lines of credit ...........      135,443      9,216     9.09%     142,433     8,337   7.83%       879     (634)   1,513
Installment loans......................       21,716      2,128    13.09%      23,068     2,224  12.89%       (96)    (149)      53
                                          ----------    -------            ----------   -------             -----    -----    -----
Loans, net of unearned income..........    1,375,176     84,298     8.18%   1,325,113    79,882   8.04%     4,416    2,690    1,726

Securities available for sale:
 U.S. Treasuries and agencies..........      213,017     11,964     7.49%     164,603     8,968   7.26%     2,996    2,712      284
 Mortgage-backed securities............      209,039     11,277     7.19%     250,156    12,495   6.66%    (1,218)  (2,614)   1,396
 States and political subdivisions.....      146,063      8,812     8.04%     133,563     7,927   7.91%       885      752      133
 Other ................................       95,792      4,745     6.61%     140,168     6,658   6.34%    (1,913)  (2,354)     441
                                          ----------    -------            ----------   -------             -----    -----    -----
   Total securities available for sale.      663,911     36,798     7.39%     688,490    36,048   6.98%       750   (1,504)   2,254

Federal funds sold.....................      242,720     11,313     6.23%     337,158    12,330   4.89%    (1,017)  (5,076)   4,059
Other short-term investments...........        5,787        261     6.03%         549        21   5.16%       240      236        4
                                          ----------    -------            ----------   -------             -----    -----    -----
  Total Interest earning assets........    2,287,594    132,670     7.74%   2,351,310   128,281   7.28%     4,389   (3,654)   8,043
Allowance for loan losses..............      (56,298)   -------               (56,387)  -------             -----    -----    -----
Cash and noninterest earning assets....      133,137                          132,765
                                          ----------                       ----------
  Total assets........................$    2,364,433                     $  2,427,688
                                          ==========                       ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$      272,205      2,172     1.07%$    263,363     2,097   1.06%        75       72        3
   Money market accounts...............       57,817      1,182     2.73%      59,878     1,222   2.73%       (40)     (40)     ---
 Savings...............................      632,842     12,803     2.70%     665,342    13,452   2.70%      (649)    (649)     ---
 Time deposits.........................      859,594     33,110     5.15%     916,549    34,951   5.10%    (1,841)  (2,352)     511
                                          ----------    -------            ----------   -------             -----    -----    -----
  Total interest bearing deposits......    1,822,458     49,267     3.61%   1,905,132    51,722   3.63%    (2,455)  (2,969)     514
Short-term borrowings..................      158,067      6,111     5.16%     147,994     4,401   3.98%     1,710      317    1,393
Long-term debt.........................          411         21     6.07%       ---        ---     ---         21       21      ---
                                          ----------    -------            ----------   -------             -----    -----    -----
  Total interest bearing liabilities...    1,980,936     55,399     3.74%   2,053,126    56,123   3.65%      (724)  (2,631)   1,907
Demand deposits........................      165,578    -------               152,041   -------             -----    -----    -----
Other liabilities......................       44,895                           40,729
Shareholders' equity...................      173,024                          181,792
                                          ----------                       ----------
  Total liab. & shareholders' equity..$    2,364,433                     $  2,427,688
                                          ==========                       ==========
Net interest income....................                  77,271                          72,158             5,113   (1,023)   6,136
                                                        -------                         -------             -----    -----    -----
Net interest spread....................                             4.00%                         3.63%

Net interest margin (net interest
 income to total interest earning
   assets).............................                             4.50%                         4.09%

Tax equivalent adjustment                                 3,296                           2,926
                                                        -------                         -------
   Net interest income per book........              $   73,975                       $  69,232
                                                       =======                          =======

                                                                        TrustCo Bank Corp NY
                                                               Management's Discussion and Analysis
                                                                         STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                                INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                         TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                         accrual loans are included in loans for this analysis.  The average balances of sec-
                                         urities available for sale is calculated using amortized costs for these securities.
                                         Included in the balance of shareholders' equity is unrealized appreciation of $5.4 million and $4.1 million, net of tax, in the available for sale portfolio for the third quarter of 2000 and 1999, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                Third Quarter                     Third Quarter
                                                      2000                              1999
                                        --------------------------------------------------------------------------------------------
                                        Average               Average    Average              Average   Change in Variance Variance
(dollars in thousands)                  Balance     Interest    Rate     Balance     Interest   Rate     Interest  Balance   Rate
                                                                                                          Income/   Change   Change
               Assets                                                                                     Expense
Commercial loans......................$    196,308 $    4,364   8.88%$     191,311 $     4,207   8.78%       157      109       48
Residential mortgage loans.............  1,057,399     20,716   7.84%      979,395      18,983   7.75%     1,733    1,526      207
Home equity lines of credit ...........    132,762      3,159   9.47%      139,132       2,819   8.04%       340     (745)   1,085
Installment loans......................     23,681        758  12.73%       22,063         746  13.41%        12      184     (172)
                                       -----------   --------          ----------     --------             -----    -----    -----
Loans, net of unearned income..........  1,410,150     28,997   8.22%    1,331,901      26,755   8.02%     2,242    1,074    1,168

Securities available for sale:
 U.S. Treasuries and agencies..........    214,439      4,073   7.60%      185,205       3,315   7.16%       758      547      211
 Mortgage-backed securities............    200,502      3,674   7.33%      245,678       4,172   6.79%      (498)  (2,196)   1,698
 States and political subdivisions.....    155,058      3,131   8.08%      132,997       2,629   7.91%       502      444       58
 Other ................................     86,448      1,446   6.68%      140,929       2,256   6.40%      (810)  (1,444)     634
                                       -----------   --------          ----------     --------             -----    -----    -----
   Total securities available for sale.    656,447     12,324   7.51%      704,809      12,372   7.02%       (48)  (2,649)   2,601

Federal funds sold.....................    231,188      3,846   6.62%      303,783       3,932   5.13%       (86)  (4,118)   4,032
Other short-term investments...........      6,483         98   6.00%      -----         ----    ---          98       98      ---
                                       -----------   --------          ----------     --------             -----    -----    -----
  Total Interest earning assets........  2,304,268     45,265   7.87%    2,340,493      43,059   7.35%     2,206   (5,595)   7,801
Allowance for loan losses..............    (56,121)  --------              (56,444)   --------             -----    -----    -----
Cash and noninterest earning assets....    140,616                         123,400
                                       -----------                     ---------
  Total assets........................$  2,388,763                   $   2,407,449
                                       ==========                      =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$    271,940        729   1.07%$     268,140         720   1.07%         9        9      ---
   Money market accounts...............     58,368        401   2.73%       59,573         410   2.73%        (9)      (9)     ---
 Savings...............................    624,035      4,241   2.70%      667,762       4,548   2.70%      (307)    (307)     ---
 Time deposits.........................    863,790     11,651   5.37%      890,775      11,121   4.95%       530   (1,820)   2,350
                                       -----------   --------          ----------     --------             -----    -----    -----
  Total interest bearing deposits......  1,818,133     17,022   3.72%    1,886,250      16,799   3.53%       223   (2,127)   2,350
Short-term borrowings..................    168,354      2,330   5.51%      145,871       1,472   4.00%       858      250      608
Long-term debt.........................      1,223         21   6.07%        ---         ---     ---          21       21      ---
                                       -----------   --------          ----------     --------             -----    -----    -----
  Total interest bearing liabilities...  1,987,710     19,373   3.88%    2,032,121      18,271   3.57%     1,102   (1,856)   2,958
Demand deposits........................    172,271   --------              157,956    --------             -----    -----    -----
Other liabilities......................     47,354                          42,887
Shareholders' equity...................    181,428                         174,485
                                       ---------                       ----------
  Total liab. & shareholders' equity..$  2,388,763                   $   2,407,449
                                       ==========                      =========
Net interest income....................                25,892                           24,788             1,104   (3,739)   4,843
                                                     --------                         --------             -----    -----    -----
Net interest spread....................                         3.99%                            3.78%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         4.50%                            4.25%

Tax equivalent adjustment                               1,167                              968
                                                     --------                         --------
   Net interest income per book........            $   24,725                      $    23,820
                                                     ========                         ========

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














                                                     TrustCo Bank Corp NY


  Date:  November 14, 2000          By:              /s/Robert A. McCormick
                                                     ------------------------
                                                     Robert A. McCormick
                                                     President and
                                                     Chief Executive Officer


  Date: November 14, 2000           By:              /s/Robert T. Cushing
                                                     ------------------------
                                                     Robert T. Cushing
                                                     Vice President and Chief
                                                     Financial Officer