Form 10-K
period 2000-12-31
TRUSTCO BANK CORP N Y
filed 2001-03-27
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
           (Fee Required) For the Fiscal Year Ended December 31, 2000
                                       Or
 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                                (No Fee Required)

   For the transition period from ____________________ to ____________________

                         Commission file number 0-10592

                              TRUSTCO BANK CORP NY
             (Exact name of registrant as specified in its charter)
            NEW YORK                                              14-1630287
 (State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK                            12302
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (518) 377-3311

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of exchange on which registered
 _______________________            ______________________________________
       None                                       None

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

                                                    Number of Shares Outstanding
               Class of Common Stock                    as of March 9, 2001
               _____________________                ___________________________
                     $1 Par Value                           61,554,389

The aggregate market value of registrant's common stock (based upon the closing price on March 9, 2001) held by non-affiliates was approximately $730,958,369.

Documents Incorporated by Reference:(1)Portions of registrant's Annual Report to
                                       Shareholders for the fiscal year ended
                                       December 31, 2000 (Part I and Part II).
                                    (2)Portions of registrant's Proxy Statement
                                       filed for its Annual Meeting of
                                       Shareholders to be held May 14, 2001
                                      (Part III).

                                      INDEX



Description                                                               Page
______________________________________________________________________________
PART I
      Item 1        Business                                               1
      Item 2        Properties                                             7
      Item 3        Legal Proceedings                                      7
      Item 4        Submission of Matters to a Vote of                     7
                    Securit Holders

PART II
      Item 5        Market for the Registrant's Common Equity             10
                    and Related Stockholder Matters
      Item 6        Selected Financial Data                               10
      Item 7        Management's Discussion and Analysis of               10
                    Financial Condition and Results of Operations
      Item 7A       Quantitative and Qualitative Disclosures about        10
                    Market Risk
      Item 8        Financial Statements and Supplementary Data           10
      Item 9        Changes in and Disagreements with Accountants         10
                    On Accounting and Financial Disclosure

PART III
      Item 10       Directors and Executive Officers of Registrant        10
      Item 11       Executive Compensation                                11
      Item 12       Security Ownership of Certain Beneficial Owners       11
                         and Management
      Item 13       Certain Relationships and Related Transactions        11

PART IV
      Item 14       Exhibits, Financial Statement Schedules, and          11
                         Reports on Form 8-K
                    Signatures                                            16

EXHIBITS INDEX                                                            18

                                     PART I

Item 1.                   Business

GENERAL
TrustCo Bank Corp NY ("TrustCo" or the "Company") is a multi-bank holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. On July 28, 2000 TrustCo acquired Landmark Financial Corp, and its subsidiary, Landmark Community Bank, Canajoharie, New York, a federal savings bank. The cost of the transaction was approximately $3.4 million. The fair value of assets acquired was $26.2 million and the fair value of liabilities assumed was $24.3 million. Goodwill of approximately $1.5 million was recognized as a result of the acquisition.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 451 full-time equivalent employees of TrustCo at year-end 2000. TrustCo had 11,979 shareholders of record as of December 31, 2000 and the closing price of the TrustCo common stock at that date was $12.188.

BANK SUBSIDIARIES
TRUSTCO BANK, NATIONAL ASSOCIATION
TrustCo's largest banking subsidiary, Trustco Bank, National Association (the "Bank"), is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 46 automatic teller machines and 54 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("DIC") to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2000 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody or management of the trust department of the Bank was approximately $1.30 billion as of December 31, 2000.

The daily operations of the Bank remain the responsibility of its Board of Directors and officers, subject to the overall supervision by TrustCo. TrustCo derives most of its income from dividends paid to it by the Bank. The accounts of the Bank are included in TrustCo's consolidated financial statements.

TRUSTCO SAVINGS BANK
Trustco Savings Bank ("Savings Bank") is a federally chartered savings bank located in Canajoharie, New York, operating one branch and one ATM, serving communities located in Montgomery County, New York. It is a member of the Savings Association Insurance Fund which is administered by the FDIC and its deposits are insured by the FDIC to the extent permitted by law. As of December 31, 2000 its total assets were $22.6 million. The accounts of the Savings Bank are included in TrustCo's consolidated financial statements.

ORE SUBSIDIARY
During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

COMPETITION
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from other commercial banks, savings associations, and credit unions, which are located, or have branches in those areas. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last five years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers, are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

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

SUPERVISION AND REGULATION
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered bank holding company under the Bank Holding Company Act of 1956 (the "Act"), TrustCo is regulated and examined by the Board of Governors of the Federal Reserve System (the "Reserve Board"). The Act requires TrustCo to obtain prior Reserve Board approval for bank and non-bank acquisitions and restricts the business operations permitted to TrustCo. The
Bank, as a national banking association, is subject to regulation and examination by the Office of the Comptroller of the Currency ("OCC"). Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not its primary federal regulator. Virtually all aspects of the business of TrustCo and the Bank are subject to regulation and examination by the Reserve Board, the FDIC and the OCC.

The Savings Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS").

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, which appears on page 32 thereof and contains information concerning restrictions of TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the FDIC and the Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends, which a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 of the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, which appears on page 42 thereof and contains information concerning regulatory capital requirements.

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

The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as TrustCo by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that this act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management, and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

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

This act also calls for "functional regulation" of financial services businesses in which functionally regulated subsidiaries of bank holding companies will continue to be regulated by the regulator that ordinarily has supervised their activities. As a result, state insurance regulators will continue to oversee the activities of insurance companies and agencies, and the Securities and Exchange Commission will continue to regulate the activities of broker-dealers and investment advisers, even where the companies or agencies are affiliated with a bank holding company. Federal Reserve authority to examine and adopt rules regarding functionally regulated subsidiaries is limited. This act repeals some of the exemptions enjoyed by banks under federal securities laws relating to securities offered by banks and licensing of broker-dealers and investment advisers.

The Gramm-Leach-Bliley Act imposes a new, "affirmative and continuing" obligation on all financial service providers (not just banks and their affiliates) to safeguard consumer privacy and requires federal and state regulators, including the Federal Reserve and the FDIC, to establish standards to implement this privacy obligation. With certain exceptions, this act prohibits banks from disclosing to non-affiliated parties any non-public personal information about customers unless the bank has provided the customer with certain information and the customer has had the opportunity to prohibit the bank from sharing the information with non-affiliates. The new privacy obligations become effective six months after the federal banking agencies adopt regulations establishing the privacy standards.

The Gramm-Leach-Bliley Act prevents companies engaged in commercial activities from acquiring savings institutions, requires public disclosure of any agreements between a depository institution and community groups regarding the institution's Community Reinvestment Act record, adopts amendments designed to modernize the Federal Home Loan Bank System and requires operators of automatic teller machines to disclose any fees charged to non-customers that use the machines.

Finally, the Gramm-Leach-Bliley Act will be the subject of extensive rule making by federal banking regulators and others. The effects of this legislation will only begin to be understood over the next several years and at this time cannot be predicted with any certainty.

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

FOREIGN OPERATIONS
Neither TrustCo, the Bank, nor the Savings Bank engage in any material operations in foreign countries or have any outstanding loans to foreign debtors.

STATISTICAL INFORMATION ANALYSIS
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.


FORWARD-LOOKING STATEMENTS
Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk;
(iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.                   PROPERTIES

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 55 offices, of which 21 are owned and 34 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

In the opinion of management, the physical properties of TrustCo, the Bank, and the Savings Bank are suitable and adequate, and are being fully utilized.


ITEM 3.  LEGAL PROCEEDINGS

The nature of TrustCo's business generates a certain amount of litigation against TrustCo and its subsidiaries involving matters arising in the ordinary course of business. In the opinion of management of TrustCo, there are no proceedings pending to which TrustCo or any of its subsidiaries is a party, or of which its property is the subject which, if determined adversely to TrustCo or such subsidiaries, would be material in relation to TrustCo's consolidated shareholders' equity and financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                      YEAR FIRST
NAME, AGE AND                  PRINCIPAL OCCUPATIONS                     BECAME
POSITION                       OR EMPLOYMENT SINCE                     EXECUTIVE
WITH TRUSTCO                   JANUARY 1, 1996                        OF TRUSTCO
_____________________          ___________________________________   ___________
ROBERT A. MCCORMICK, 64,       President  and Chief  Executive           1981
Chairman,President, and        Officer,  TrustCo  Bank Corp  NY
Chief Executive Officer        since  1982.  President  and  Chief
                               Executive Officer,   Trustco  Bank,
                               National   Association  since 1984.
                               Director  of TrustCo  Bank Corp NY
                               since 1981 and of  Trustco  Bank,
                               National   Association  since  1980.
                               Chairman  of  TrustCo  Bank  Corp NY
                               and  Trustco  Bank, National
                               Association since 2001.

ROBERT T. CUSHING, 45,         Vice  President  and Chief  Financial     1994
Vice President and             Officer,  TrustCo Bank  Corp NY since
Chief Financial Officer        1994.  Senior  Vice  President  and
                               Chief   Financial   Officer,   Trustco
                               Bank,   National Association  since
                               1994.  Director of TrustCo  Bank Corp
                               NY and Trustco Bank, National
                               Association since 2001.

NANCY A. MCNAMARA, 51,         Vice  President,   TrustCo  Bank  Corp    1992
Vice President                 NY  since  1992. Senior Vice President,
                               Trustco   Bank,   National Association
                               since 1988.  Director of TrustCo  Bank
                               Corp NY and Trustco Bank, National
                               Association since 1991.

WILLIAM F. TERRY, 58,          Secretary, TrustCo Bank Corp NY and       1990
Secretary                      Trustco  Bank, 1990 National
                               Association    since  1990.  Senior
                               Vice President,  Trustco  Bank,
                               National  Association  since 1987.
                               Director  of  TrustCo  Bank  Corp NY
                               and  Trustco Bank,   National
                               Association   since   1991.
                               Retired  February, 2001.

HENRY C. COLLINS, 46,          Secretary,  TrustCo  Bank  Corp NY        1999
Secretary                      since  January  2001. Assistant
                               Secretary  of TrustCo  Bank Corp NY
                               from 1999 to  2001. Administrative
                               Vice  President  and  General Counsel
                               of Trustco Bank, National Association
                               since 1995.


ROBERT J. MCCORMICK, 37,       Vice President, TrustCo Bank Corp NY      2000
Vice President                 since  2000. Administrative  Vice
                               President of Trustco Bank, National
                               Association  since 1997. Vice President
                               of  Trustco Bank, National Association
                               since  1995. Robert J. McCormick is
                               the son of Robert A.  McCormick,
                               Chairman, President,  and Chief
                               Executive  officer of TrustCo and
                               Trustco Bank, National Association.


Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
Page 1 and page 47 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference. TrustCo had 12,085 shareholders of record as of March 9, 2001, and the closing price of TrustCo's common stock on that date was $11.875.

ITEM 6.  SELECTED FINANCIAL DATA
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, together with the report thereon of KPMG LLP on pages 27 through 43 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 22, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2001, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

ITEM 11. EXECUTIVE COMPENSATION
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2001, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 21 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on pages 21 and 22 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.

         CONSOLIDATED STATEMENTS OF CONDITION -- December 31, 2000 and 1999.

         CONSOLIDATED STATEMENTS OF INCOME -- Years Ended December 31, 2000, 1999, and 1998.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY -- Years Ended December 31, 2000, 1999 and 1998.

         CONSOLIDATED STATEMENTS OF CASH FLOWS -- Years Ended December 31, 2000, 1999 and 1998.

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

    3(i)b Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 28, 1996.

    3(i)c Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 19, 1997.

    3(i)d Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 18, 1999.

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

  10(e)           Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

  10(f)           TrustCo Bank Corp NY Directors Stock Option Plan.

  10(g) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, and William F. Terry, dated March 29, 1996, and Amendment No. 1, dated September 15, 1998.

  10(h) Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated June 24, 1994, Amendment No. 1 dated December 1, 1995, and Amendment No. 2 dated March 29, 1996, and Amendment No. 3, dated September 15, 1998.

  10(i) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996, Amendment No. 1, dated October 21, 1997, and Amendment No. 2, dated September 15, 1998.

  10(j)           1995 TrustCo Bank Corp NY Stock Option Plan.

  10(k) TrustCo Bank Corp NY Performance Bonus Plan, dated May 19, 1997, and Performance Unit Agreement Under TrustCo Bank Corp NY Performance Bonus Plan.

  10(l) TrustCo Bank Corp NY Directors Performance Bonus Plan, dated May 19, 1997, and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Directors Performance Bonus Plan.

  11              Computation of Net Income Per Common Share.


















________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.       Description
______________________________
      3(ii)a      Amended and Restated ByLaws of TrustCo Bank Corp NY, dated
                  February 20, 2001.

      13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2000.

      21          List of Subsidiaries of TrustCo.

      23          Consent of Independent Certified Public Accountants.

      24          Power of Attorney.

REPORTS ON FORM 8-K:

On November 10, 2000, TrustCo filed a Current Report on Form 8-K reporting that TrustCo was ranked 22nd among 10,000 U.S. based companies in annual growth rate of dividends according to the Moody's Handbook of Dividend Achievers, 2000 Edition.

On November 21, 2000, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On December 6, 2000, TrustCo filed a Current Report on Form 8-K announcing the opening of the Bank's Milton office and reporting that TrustCo was ranked 10th best for efficiency ratio among the 500 largest United States Bank Holding Companies in the November 14, 2000 issue of The American Banker.

On January 16, 2001, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 2000, results.

On January 17, 2001, TrustCo filed a Current Report on Form 8-K announcing the appointments of Chairman, Director, and Secretary.

On February 20, 2001, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/Robert A. McCormick
         __________________________
         Robert A. McCormick
         President and Chief
         Executive Officer
         (Principal Executive Officer)


         By: /s/Robert T. Cushing
         ________________________
         Robert T. Cushing
         Vice President and Chief
         Financial Officer
         (Principal Financial and
         Accounting Officer)




Date: March 23, 2001

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                 Title               Date
_________                 ______              _____
      *                   Director            February 20, 2001
__________________
Barton A. Andreoli

       *                  Director            February 20, 2001
__________________
Lionel O. Barthold

       *                  Director            February 20, 2001
__________________
Robert  T. Cushing

       *                  Director            February 20, 2001
__________________
Joseph Lucarelli

       *                  Director            February 20, 2001
__________________
Dr. Anthony J. Marinello

       *                  Director            February 20, 2001
__________________
Robert A. McCormick

       *                  Director            February 20, 2001
__________________
Nancy A. McNamara

       *                  Director            February 20, 2001
__________________
Dr. James H. Murphy

       *                  Director            February 20, 2001
__________________
Richard J. Murray, Jr.

       *                  Director            February 20, 2001
__________________
Kenneth C. Petersen

       *                  Director            February 20, 2001
__________________
William D. Powers

       *                  Director            February 20, 2001
__________________
William J. Purdy



                                       By: /s/ Henry C. Collins
                                       *Henry C. Collins, as Agent
                                       Pursuant to Power of Attorney

REG S-K
ITEM 601
EXHIBIT NO.                                                            Page  No.

3(i)a Amended and Restated Certificate of Incorporation of TrustCo BankCorp NY, dated July 27, 1993, filed as Exhibit 3(i)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, is incorporated herein by reference.

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

3(i)d Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 18, 1999, filed on Exhibit 3(i)a to TrustCo Bank Corp NY's Amendment No. 2 to Form S-4, Registration No. 333-41168, on October 3, 2000, is incorporated herein by reference.

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

Reg S-K
Item 601
Exhibit No.                                                            Page  No.

10(e) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended and restated effective July 1, 1994, filed as Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, is incorporated herein by reference.

10(f)   TrustCo Bank Corp NY Directors  Stock Option Plan filed as
        Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

10(g) Second Restatement of Trustco Bank Supplemental Retirement Plan among the Bank and each of Robert T. Cushing, Nancy A. McNamara, and William F. Terry, dated March 29, 1996, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and Amendment No. 1, dated September 15, 1998, filed as Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on form 10Q for the quarter ended September 30, 1998, are incorporated herein by reference.

10(h) Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated June 24, 1994 and Amendment No.
        1 dated December 1, 1995, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and Amendment No.2, dated March 29, 1996, filed as Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and Amendment No. 3, dated September 15, 1998, filed as Exhibit 10(c) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q for the quarter ended September 30, 1998, are incorporated herein by reference.

10(i) Restatement of Trustco Bank Executive Officer Incentive Plan, dated March 29, 1996, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Amendment No. 1, to Restatement of Trustco Bank Executive Officer Incentive Plan, dated October 21, 1997, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10K for the fiscal year ended December 31, 1997, and Amendment No. 2, dated September 15, 1998,

Reg S-K                                                                Page  No.
Item 601
Exhibit No.

        filed as Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 1998, are incorporated herein by reference.

10(j) 1995 TrustCo Bank Corp NY Stock Option Plan, dated June 20, 1995, filed on Form S-8 (file No. 33-60409) dated June 20, 1995, is incorporated herein by reference.

10(k) TrustCo Bank Corp NY Performance Bonus Plan, dated May 19, 1997, filed as Exhibit 10(a) and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Performance Bonus Plan, filed as Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, are incorporated herein by reference.

10(l) TrustCo Bank Corp NY Directors Performance Bonus Plan dated May 19, 1997, filed as Exhibit 10(c) and Performance Bonus Unit Agreement Under TrustCo Bank Corp NY Directors Performance Bonus Plan, filed as Exhibit 10(d) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 1997, are incorporated herein by reference.

Reg S-K
Item 601
Exhibit No.                                                            Page  No.



3(ii)a  Amended and Restated ByLaws of TrustCo Bank Corp NY,
        dated  February 20, 2001, is filed herewith.                        23

11      Computation of Net Income Per Common Share.  Note 12 on             75
        page 40 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.


13      Portions of Annual Report to Security Holders of TrustCo for the    35
        year ended December 31, 2000, are filed herewith.

                                GRAPHICS APPENDIX
                                                                         CROSS
                                                                       REFERENCE
                                                                        TO PAGE
                                                                       OF ANNUAL
                  OMITTED CHARTS                                       REPORT
 _______________________________________________________________________________

                  1  Return on Equity                                       6

                  2  Taxable Equivalent Net Interest
                        Income                                              8

                  3  Dividends Per Share                                   15

                  4  Allowance for Loan Losses                             17

                  5  Allowance to Loans
                      Outstanding                                          17

                  6  Efficiency Ratio                                      21

          The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabulation formation within Management's Discussion and Analysis section of the Annual Report.



21                List of Subsidiaries of TrustCo, filed herewith          83

23                Consent of Independent Certified Public Accountants,
                    filed herewith.                                        84

24                Power of Attorney, filed herewith.                       85

                                     BYLAWS
                                       OF
                              TRUSTCO BANK CORP NY


                                                                      PAGE

ARTICLE 1.  Definitions                                                 1


ARTICLE 2.  Shareholders                                                2

         2.1  Place of Meetings                                         2
         2.2  Annual Meeting                                            2
         2.3  Special Meetings                                          2
         2.4  Quorum and Voting Requirements; Adjournment               2
         2.5  Inspectors At Meetings                                    3
         2.6  Organization                                              3
         2.7  Order of Business                                         3


ARTICLE 3.  Directors                                                   3

         3.1   Board of Directors                                       3
         3.2   Number; Qualification; Term of Office                    3
         3.3   Election                                                 4
         3.4   Newly Created Directorship and Vacancies                 4
         3.5   Rules and Regulations                                    4
         3.6   Regular Meetings                                         4
         3.7   Special Meetings                                         4
         3.8   Waivers of Notice                                        4
         3.9   Organization                                             4
         3.10 Quorum and Voting                                         5
         3.11 Written Consent of Directors Without a Meeting            5
         3.12 Participation in Meeting of Board by Means of
                 Conference Telephone or
                 Similar Communications Equipment                       5
         3.13 Nominations                                               5


ARTICLE 4.  Committees                                                  5

         4.1  Executive Committee                                       5
         4.2  Other Committees                                          6

ARTICLE 5.  Officers                                                   6

         5.1  Officers                                                 6
         5.2  Chief Executive Officer                                  6
         5.3  Chairman and President                                   7
         5.4  Other Officers                                           7


ARTICLE 6.  Contracts, Loans, Etc.                                     7

         6.1  Execution of Contracts                                   7
         6.2  Loans                                                    7
         6.3  Signature Authority                                      7


ARTICLE 7.  Shares                                                     8

         7.1  Stock Certificates                                       8
         7.2  Transfer of Shares                                       8
         7.3  Closing of Transfer Books                                8
         7.4  Transfer and Registry Agents                             8
         7.5  Lost, Destroyed, Stolen and Mutilated
                 Certificates                                          8


ARTICLE 8.  Emergencies                                                9

         8.1  Operation During Emergency                               9
         8.2  Officers Pro Tempore During Emergency                    9
         8.3  Disaster                                                 9


ARTICLE 9.  Seal                                                       9


ARTICLE 10.  Fiscal Year                                              10


ARTICLE 11.  Voting of Shares Held                                    10


ARTICLE 12.  Amendments to Bylaws                                     10


ARTICLE 13.  Indemnification of Directors and Officers                11

                                 Exhibit 3(ii)a


                                    BYLAWS OF
                              TRUSTCO BANK CORP NY

                         (a New York State Corporation)
                     (As Amended Through February 20, 2001)
              ___________________________________________________

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

2.4 QUORUM AND VOTING REQUIREMENTS; ADJOURNMENT. Except with respect to a special meeting for the election of Directors as required by law, or as otherwise provided in these Bylaws, (a) the holders of at least a majority of the outstanding shares of the Corporation shall be present in person or by proxy at any meeting of the shareholders in order to constitute a quorum for the transaction of any business, and (b) the votes of the holders of at least a majority of the outstanding shares of the Corporation shall be necessary at any meeting of shareholders for the transaction of any business or specified item of business, other than the changing, amending or repealing of any provision of the Certificate of Incorporation or By-Laws which shall require the affirmative vote of two-thirds of the Corporation's voting stock; provided, however, that when a specified item of business is required to be voted on by a class or series (if the Corporation shall then have outstanding shares or more than one class or series), voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. The holders of a majority of shares present in person or represented by proxy at any meeting of shareholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

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

3.2 NUMBER; QUALIFICATION; TERM OF OFFICE. Subject to Section 702(b) of the Business Corporation Law, the number of Directors constituting the Entire Board may be changed from time to time by action of the shareholders or the Board, provided that such number shall not be less than seven or more than twenty. The Directors shall be divided into three classes as nearly equal in number as may be, one class to be elected each year for a term of three years and until their successors are elected and qualified. A Director attaining 75 years of age shall cease to be a Director and that office shall be vacant. A Director who was an employee of the Company at the time of his election, shall vacate his office when he ceases to be a full-time employee of the Company and shall not be eligible for reelection.

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


                                   ARTICLE 12

                              AMENDMENTS TO BYLAWS


12.1 AMENDMENTS. The Bylaws or any of them may be altered, amended, supplemented or repealed, or new Bylaws may be adopted by a vote of the holders of at least two-thirds of the shares entitled to vote at any regular or special meeting of shareholders, or by a vote of at least two-thirds of the Entire Board of Directors at any regular or special meeting thereof, provided notice of such proposed changes has been set forth in the notice of meeting of shareholders or Directors.

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

I, Henry C. Collins, Secretary of TrustCo Bank Corp NY, Schenectady, New York, hereby certify that the foregoing is a complete, true and correct copy of the Bylaws of TrustCo Bank Corp NY, and that the same are in full force and effect at this date.



                                                 /s/Henry Collins
                                                 ____________________
                                                 Secretary

                                                 March 13, 2001
                                                 ____________________
                                                 Date

                                   Exhibit 13

                              TRUSTCO BANK CORP NY
                                 ANNUAL REPORT

TrustCo Bank Corp NY is a multi-bank holding company headquartered in Schenectady, New York. The Company is the largest bank holding company headquartered in the Capital Region of New York State. The Company's principal subsidiaries, Trustco Bank, National Association and Trustco Savings Bank, operate 55 community banking offices offering 36 drive-up windows and 47 Automatic Teller Machines throughout the Banks' market area. The Company serves 10 counties with a broad range of community banking services.


FINANCIAL HIGHLIGHTS

(dollars in thousands, except per share data)                                   Years ended December 31,
                                                                      ____________________________________________
                                                                                                           Percent
                                                                           2000            1999             Change
                                                                      ____________________________________________
Income:
  Net interest income (TE)........................................    $  102,526          97,195              5.48%
  Net income......................................................        41,702          38,185              9.21

Per Share (1):
  Basic earnings..................................................          .678            .618              9.71
  Diluted earnings................................................          .657            .594             10.61
  Book value......................................................          3.19            2.71             17.71

Average Balances:
  Assets..........................................................     2,372,926       2,411,195             (1.59)
  Loans, net......................................................     1,395,414       1,329,458              4.96
  Deposits........................................................     1,985,803       2,043,149             (2.81)
  Shareholders' equity............................................       175,973         179,484             (1.96)

Financial Ratios:
  Return on average assets........................................          1.76%           1.58             11.39
  Return on average equity (2)....................................         24.07           22.52              6.88
  Tier 1 capital to:
     Total average assets (leverage)..............................          7.31            7.15              2.24
     Risk-adjusted assets.........................................         14.03           13.55              3.54
  Total capital to risk-adjusted assets...........................         15.32           14.84              3.23
  Net loans charged off to average loans..........................            28              27              3.70
  Allowance for loan losses as a coverage of nonperforming loans..           4.8x            5.6x           (14.29)
  Efficiency ratio................................................          38.06           38.62             1.45
  Dividend payout ratio...........................................          79.78           79.16             0.78
                                                                     ____________________________________________

PER SHARE INFORMATION OF COMMON STOCK (1)

                                                                                                        Range of Stock
                                                                                                             Price
                                                          Basic      Diluted        Cash      Book     ___________________
                                                       Earnings     Earnings    Dividend     Value       High         Low
                                                     _____________________________________________________________________
1999
  First quarter...................................        $.151         .145        .120      2.99      13.04       10.84
  Second quarter..................................         .153         .148        .120      2.86      12.61       10.87
  Third quarter...................................         .161         .155        .120      2.79      13.29       11.58
  Fourth quarter..................................         .153         .147        .130      2.71      13.43       11.09

2000
  First quarter...................................         .167         .162         .130     2.78      11.96        8.91
  Second quarter..................................         .171         .166         .130     2.87      11.09        9.08
  Third quarter...................................         .175         .169         .130     3.00      11.36        9.68
  Fourth quarter..................................         .166         .160         .150     3.19      13.06        9.75

(1) Adjusted for a 15% stock split in 2000 and a 2 for 1 stock split in 1999.
(2) Excludes the market adjustment on securities available for sale.

TABLE OF CONTENTS

Financial Highlights...................................... 1


Executive and Senior Officers


  of Trustco Banks........................................ 3


President's Message....................................... 4


Management's Discussion and Analysis


  of Financial Condition and Results of Operations........ 6


Average Balances, Yields


  and Net Interest Margins............................... 12


Glossary of Terms........................................ 25


Management's Statement of Responsibilities............... 26


Independent Auditors' Report............................. 27


Consolidated Financial Statements and Notes.............. 28


Officers and Board of Directors.......................... 44


Officers of Trustco Banks................................ 45


Branch Locations......................................... 46


General Information...................................... 47


TRUSTCO MISSION STATEMENT:

TRUSTCO WILL BE THE LOW COST PROVIDER OF HIGH QUALITY SERVICES TO OUR CUSTOMERS IN THE COMMUNITIES WE SERVE AND RETURN TO OUR OWNERS AN ABOVE AVERAGE RETURN ON THEIR INVESTMENT.

EXECUTIVE AND SENIOR OFFICERS OF TRUSTCO BANKS







Executive Officers: Left to right: Nancy A. McNamara, Senior Vice President, Loan Division, Installment Loans/Credit Cards, Trust Department, Marketing and Community Relations; Robert A. McCormick, Chairman, President and Chief Executive Officer; Robert T. Cushing, Senior Vice President and Chief Financial Officer, Bank and Trust Operations, Accounting/Finance, Data Processing, Purchasing, Compliance.






Senior Officers: Standing left to right: Deborah K. Appel, Vice President, Commercial Loans; Linda C. Christensen, Vice President, Accounting/Finance;
Jeffrey S. Farbaniec, Vice President, Bank Operations; John L. Pritchard, Administrative Vice President, Corporate Development; Robert Scribner, Vice President, Trust Department; George W. Wickswat, Vice President, Premises and Expense Control; Gordon E. Coleman, Administrative Vice President; Eric W. Schreck, Vice President, Mortgage Loans; Scot R. Salvador, Vice Presi dent, Branch Administration; William M. McCartan, Administrative Vice President, Trust Department. Seated left to right: Ann M. Noble, Vice President, Bank Operations; Robert M. Leonard, Vice President, Marketing; Patrick S. LaPorta, Vice President, Tru st Department; Donald J. Csaposs, Vice President, Compliance; Henry C. Collins, Administrative Vice President, General Counsel; John C. Fay, Auditor; Robert J. McCormick, Administrative Vice President, Branch Administration, Retirement/Government Accounts, Premises and Expense Control; Cheri J. Parvis, Vice President, Human Resouces and Quality Control.

PRESIDENT'S MESSAGE

    Dear Shareholder:

     2000 was another record year at TrustCo. Overall our industry had a successful year, as did TrustCo. We are grateful to our employees and Board of Directors for their support and enthusiasm, ensuring our continued strong performance.
     During 2000 shareholder values continued in the right direction with net income at $41.7 million, up a significant 9.2% over 1999. TrustCo's most important ratio, return on average equity (ROE), was 24.07% for 2000, up from 22.52% in 1999. We are committed to ensuring that our return on equity compares favorably in any peer group, and we are comfortable that it does. TrustCo's five-year ROE was 21.47% and we have aggressive plans to produce a 25.00% ROE in 2001.
     During the fourth quarter of 2000, shareholders received a 15% stock split maintaining the cash dividend level on the newly issued shares, effectively increasing dividend income for TrustCo owners by 15%. The quarterly cash dividend rate has increased at an 18.11% compound annual rate over the last 10 years, resulting in TrustCo's impressive ranking of 22nd among 10,000 U.S.-based companies in annual growth rate of dividends in Moody's Handbook of Dividend Achievers, 2000 edition. It is our intention to continue monitoring our internal generation of capital; should excess capital exist, we will recommend steps to the Board to correct that situation. These steps could include any measure that would return excess capital to TrustCo's owners.
     Our loan portfolio continued to grow during 2000, increasing by 5%, with a continued emphasis on the retail side of the product mix. The average balance of total assets decreased by $38.3 million to $2.4 billion. This decrease reflects our plan to reduce TrustCo's reliance on high-cost, non-core funding sources. Offsetting the lower asset balances was a significant increase in net interest margin from 4.16% in 1999 to 4.47% in 2000. This increased margin was the product of lowering the overall cost of deposits in relation to yields earned on earning assets.
     In 2000 two directors, John S. Morris and M. Norman Brickman, reached the mandatory retirement age for directors, and retired from the boards of the bank and the holding company after many years of faithful service. Both men have made many contributions to the success of our companies over the years. We thank them and wish them well in the future. On February 28, 2001, William F. Terry, an executive officer of both the Company and Trustco Bank, retired. Bill served the companies well for over 14 years. Most recently he was in charge of Data Processing, Legal Counsel, and several other functions. He will be missed. We note with sorrow the passing of H. Gladstone McKeon and Charles W. Carl, Jr., Honorary Directors, who served the Board with distinction for many years.
     The acquisition of Landmark Financial Corp. and its subsidiary, Landmark Community Bank, was completed on July 28, 2000. The bank has been renamed Trustco Savings Bank. The acquisition of its federal thrift charter brings TrustCo additional flexibility for geographic expansion and an enhanced spectrum of services. We have significant growth plans for this unit, and its prospects are excellent.
     TrustCo's branch expansion program continues. We opened one additional branch in Saratoga County during 2000. Our plans call for four new branch openings in 2001, filling in gaps in our market territory.

     During 2000, we made offers to acquire both Cohoes Bancorp, Inc. and Hudson River Bancorp, Inc. Our offers were withdrawn following an announced agreement between the two targeted companies at a fully priced level. Our approach to acquisitions is quite simple - we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise. It is noteworthy, however, that through our efforts approximately $69 million in additional value was created for TrustCo and its fellow Cohoes shareholders.
     Our Trust Department, which currently manages assets in excess of $1.3 billion, has ambitious expectations and continues moving forward strongly with gross income up 7% in 2000.
     Community needs have expanded and TrustCo has responded appropriately. TrustCo employees and management participated in charitable and community organizations. TrustCo has increased its corporate charitable contributions throughout the Capital District, and our Affordable Housing Program continues to grow.
     We are enthusiastic about the future. It is the intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt to any change the marketplace may bring almost immediately.
     We expect the combination mentioned above and the enthusiastic commitment of the Board of Directors will ensure our continued success in the years ahead, whatever the banking environment.




Sincerely,

/s/Robert A. McCormick

Robert A. McCormick,
President and Chief Executive Officer

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The financial review which follows will focus on the factors during 2000 affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo"), Trustco Bank, National Association and its operating subsidiary Trustco Realty Corp., and Trustco Savings Bank (acquired in
2000) and, in summary form, the two preceding years. Trustco Bank, National Association and Trustco Savings Bank are referred to as Trustco Banks in this analysis. Net interest income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 2000 should be read in conjunction with this review. Certain amounts in years prior to 2000 have been reclassified to conform with the 2000 presentation.
All per share information has been adjusted for the 15% stock split in 2000.

 OVERVIEW
     TrustCo recorded net income of $41.7 million or $0.657 of diluted earnings per share for the year ended December 31, 2000, compared to $38.2 million or $0.594 per share for the year 1999. This represents an increase of 9.2% in net income between 2000 and 1999.
 During 2000 the following had a significant effect on net income:
 o an increase of 31 basis points in net interest margin from 4.16% in 1999 to 4.47% in 2000, resulting in an increase in taxable equivalent net interest income of $5.3 million,
 o a $38.3 million decrease in the average balance of total assets between 1999 and 2000 to $2.37 billion for 2000,

 Return of Equity
   21.47%   22.52%   24.07%
   1998     1999     2000
 [chart omitted]

o a reduction in the provision for loan losses from $5.1 million to $4.1 million for 2000, and
 o a $2.1 million increase in noninterest expense between 1999 and 2000. TrustCo has performed well with respect to a number of key performance ratios during 2000 and 1999, including:
 o  return on equity of 24.07% for 2000 and 22.52% for 1999,

MIX OF AVERAGE EARNING ASSETS
(dollars in thousands)                                                                      Components of
                                                                         00-99    99-98   Total Earning Assets
                                          2000       1999        1998    Change   Change   2000    1999   1998
                                     ---------------------------------------------------------------------------
Loans, net of unearned income....... $1,395,414  1,329,458   1,311,967   65,956   17,491   60.9%   56.9   56.1
Securities available for sale:

  U.S. Treasuries and agencies......    209,033    172,411     204,694   36,622  (32,283)   9.1     7.4    8.7
  States and political subdivisions.    150,262    134,447     112,077   15,815   22,370    6.6     5.7    4.8
  Mortgage-backed securities........    207,453    242,217     186,239  (34,764)  55,978    9.1    10.4    8.0
  Other.............................     87,706    134,715     108,947  (47,009)  25,768    3.8     5.8    4.7
                                      --------------------------------------------------------------------------

  Total securities available
    for sale........................    654,454    683,790     611,957  (29,336)  71,833   28.6    29.3   26.2
                                      --------------------------------------------------------------------------
Federal funds sold..................    237,894    321,422     414,162  (83,528) (92,740)  10.3    13.8   17.7
Other short-term investments........      4,332      1,012         752    3,320      260    0.2     --     --
                                      --------------------------------------------------------------------------
Total earning assets................ $2,292,094  2,335,682   2,338,838  (43,588)  (3,156) 100.0%  100.0  100.0

 o  return on assets of 1.76% for 2000 and 1.58% for 1999, and
 o  operating efficiency ratio of 38.06% for 2000 and 38.62% for 1999.
   ACQUISITION
     During the third quarter 2000 TrustCo acquired Landmark Financial Corporation and its wholly owned subsidiary, Landmark Community Bank, in a purchase business combination. The fair value of Landmark's assets was $26.2 million and the fair value of Landmark's liabilities was $24.3 million at the time of the acquisition. The total cost was approximately $3.4 million. Goodwill of approximately $1.5 million was recognized as a result of the acquisition.
     As a result of the relative immateriality of the balances acquired in the Landmark acquisition, the following discussion does not separately identify the change in balances due to the acquisition.

   ASSET/LIABILITY MANAGEMENT
     In managing its balance sheet portfolios, TrustCo utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities (including federal funds sold) are the Company's primary earning assets. Average interest earning assets were 96.6% and 96.9% of average total assets for 2000 and 1999, respectively.
     TrustCo, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit banking products offered within the markets served by the Company. TrustCo does not actively seek to attract out-of-area deposits or so called hot money; rather the Company focuses on core relationships with both depositors and borrowers.
     TrustCo's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its effort to maintain adequate liquidity under prevailing and projected economic conditions, and to maintain an efficient and appropriate mix of core deposit relationships. The Company relies on traditional banking investment instruments and its large base of core deposits to help in asset/liability management.

   EARNING ASSETS
     Average earning assets during 2000 were $2.29billion, which was a decrease of $43.6 million from the prior year. The decrease in the average balance of earning assets was primarily the result of $66.0 million growth in the average balance of loans, partially offset by reductions of $29.3 million and $83.5 million in the average balance of securities and federal funds sold, respectively.
     Total average assets were $2.37 billion for 2000 and $2.41 billion for 1999.
     The table "Mix of Average Earning Assets" shows how the mix of the earning assets has changed over the last three years. While the growth in earning assets is critical to improved profitability, changes in the mix also have a significant impact on income levels.

 LOAN PORTFOLIO

(dollars in thousands)                                                 Average Balances
                                 __________________________________________________________________________________________
                                         2000              1999              1998              1997            1996
                                     ___________       ___________       ___________       ___________       ____________
                                    Amount Percent    Amount Percent    Amount Percent     Amount Percent    Amount Percent
                                 __________________________________________________________________________________________

Residential...................... $1,043,369  74.7%  $975,803   73.3%   $937,094  71.4%    $848,105  67.2%   $783,094  63.7%
Commercial.......................    195,048  14.0    189,407   14.3     189,542  14.4      204,502  16.2     224,949  18.3
Home equity line of credit.......    134,459   9.6    141,488   10.6     158,939  12.1      178,597  14.1     187,652  15.3
Installment......................     23,471   1.7     23,725    1.8      27,530   2.1       30,931   2.5      33,299   2.7
                                 __________________________________________________________________________________________
Total loans...................... $1,396,347 100.0% 1,330,423  100.0%  1,313,105 100.0%   1,262,135 100.0%  1,228,994 100.0%
Less: Unearned income............        933              965              1,138              1,364             1,587
      Allowance for loan losses..     56,362           56,449             55,208             53,173            51,233
                                 __________________________________________________________________________________________
Net loans........................ $1,339,052        1,273,009          1,256,759          1,207,598         1,176,174
                                 __________________________________________________________________________________________

 Taxable Equivalent Net Interest (dollars in millions)
   $89.1    $97.2    $102.5
   1998     1999     2000
 [chart omitted]

LOANS: Average total loans increased $66.0 million, or 5.0%, during 2000. Interest income on the loan portfolio increased to $114.2 million in 2000 from $106.9 million in 1999. The average yield increased from 8.04% in 1999 to 8.19% in 2000.
     The steady growth of the loan portfolio as a component of the Company's assets contributed significantly to the superior earnings results for 2000. TrustCo has distinguished itself in the Upstate New York region as one of the principal originators of residential mortgage loans. Through aggressive marketing and pricing and a customer-friendly service delivery network, TrustCo has increased the average balance of the residential real estate loan portfolio to $1.04 billion, an increase of $67.6 million, or 6.9%. Income on residential mortgage loans increased to $81.7 million in 2000 from $76.0 million in 1999. The yield on the portfolio increased to 7.83% for 2000 from 7.79% in 1999 due to general changes in retail rates in the marketplace.
     The overwhelming majority of TrustCo's real estate loans are secured by properties within the Banks' market area. Management's specific knowledge of local market conditions and trends is considered a benefit for both marketing and collection purposes. During 2000, management continued its established practice of retaining all new loan originations in the Bank's portfolio rather than selling them in the secondary market. This practice positions TrustCo to respond quickly to customer and market needs by allowing TrustCo and the customers to deal on a one to one basis. This practice also allows TrustCo to respond quickly to changes in interest rates or closing costs by competitors. The overall effect is that TrustCo is able to develop long term business relationships with customers and meet their needs quickly.
     Average commercial loans of $195.0 million in 2000 increased slightly from the $189.4 million in 1999. The average yield on the commercial loan portfolio increased to 8.87% for 2000 compared to 8.84% for 1999. This resulted in income on commercial loans of $17.3 million in 2000 and $16.8 million in 1999. TrustCo strives to maintain strong asset quality in all segments of its loan portfolio, especially commercial loans. Competition for commercial loans continues to be very intense in the Trustco Banks' market region. Trustco Banks compete with large money center and regional banks as well as with smaller locally based banks and thrifts. Over the last several years competition for commercial loans has intensified as smaller banks and thrifts have tried to develop commercial loan portfolios. To do this, some are reducing interest rates and underwriting standards.
     TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of business in its market area with the necessity of managing its credit risk. In accordance with these goals the Company has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any significant concentrations of credit extended to any single borrower or industry. The commercial loan portfolio reflects the diversity of business found in the Capital Region's economy. Light manufacturing, retail, service, and real estate related business are a few examples of the types of businesses located in the Company's market area.
     TrustCo has a long-standing leadership position in the home equity credit line product in its market area. TrustCo was one of the first financial institutions in the Capital Region to aggressively market and originate this product, and has developed significant expertise with respect to its risks and rewards. During 2000, the average balance of home equity credit lines was $134.5 million, down from $141.5 million in 1999. The home equity credit line product has developed into a significant business line for most financial services companies. Trustco Banks compete with both regional and national concerns for these lines of credit and face stiff competition with respect to interest rates, closing costs, and service for these loans. TrustCo continuously reviews changes made by competitors with respect to the home equity credit line product and adjusts its offerings to remain competitive. The average yield increased to 9.19% for 2000 from 7.95% in 1999. This resulted in interest income on home equity credit lines of $12.4 million in 2000, compared to $11.2 million in 1999.
     The average balance of installment loans, net of unearned income, decreased to $22.5 million in 2000 from $22.8 million in 1999. The yield on installment loans increased 1 basis point to 12.88% in 2000, resulting in interest income of $2.9 million. This portfolio continues to decrease because many consumers have

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(dollars in thousands)                                       December 31, 2000
                                          ______________________________________________________________
                                                            After 1 Year
                                                In 1 Year     But Within       After
                                                or Less        5 Years        5 Years        Total
                                          ______________________________________________________________
Commercial..........................           $ 89,112        73,561         36,843        199,516

Real estate construction............             17,275            --             --         17,275
                                          ______________________________________________________________
Total...............................           $106,387        73,561         36,843        216,791
                                          ______________________________________________________________
Predetermined rates.................           $ 53,917        73,305         36,843        164,065

Floating rates......................             52,470           256             --         52,726
                                          ______________________________________________________________
Total...............................           $106,387        73,561         36,843        216,791
                                          ______________________________________________________________

shifted their borrowing patterns from direct installment credit to home equity loan products which may provide an income tax benefit.

SECURITIES AVAILABLE FOR SALE: The portfolio of securities available for sale is managed by the Company to take full advantage of changes in interest rates. Securities available for sale are used primarily for liquidity purposes while simultaneously producing earnings, and are managed under a policy detailing the types, duration, and interest rates acceptable in the portfolio.
      The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time. However, these securities are available for sale in response to changes in market interest rates, related changes in prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.
     At December 31, 2000, securities available for sale amounted to $605.3 million, compared to $640.8 million at year end 1999. For 2000, the average balance of securities available for sale was $654.5 million with an average yield of 7.44%, compared to an average balance in 1999 of $683.8 million with an average yield of 7.05%.
     The taxable equivalent income earned on the securities portfolio in 2000 was $48.7 million, compared to $48.2 million earned in 1999. The average balance of the securities portfolio decreased by $29.3 million between 1999 and 2000, while the average yield on the portfolio increased by 39 basis points during the same time period.
     During 2000, TrustCo recognized approximately $5.0 million of net losses from securities transactions, compared to approximately $5.4 million of net losses in 1999. Throughout 2000, TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created additional liquidity and eliminated lower yielding assets from the securities portfolio. At year end 2000, TrustCo continued to have significant liquidity in the form of $299.5 million of federal funds sold.
     TrustCo has not invested in any exotic investment products such as interest rate swaps, forward placement contracts, or other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, TrustCo can meet the objectives of asset/liability management and liquidity, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.
     Securities available for sale are recorded at their fair value, with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. Average balances of securities available for sale are stated at amortized cost. At December 31, 2000 and 1999, the market value of TrustCo's portfolio of securities available for sale produced net unrealized gains/(losses) of approximately $34.7million and ($4.1) million, respectively.
     The Company periodically invests in short-term asset-backed securities as a means of supplementing the income from other short-term investments.
     These bonds are all secured by underlying real estate type assets and are AAA rated credits at the time of purchase. These securities are classified as part of the other securities for the following analysis.


SECURITIES AVAILABLE FOR SALE
(dollars in thousands)                                                          As of December 31,
                                                  ______________________________________________________________________________
                                                         2000                          1999                      1998
                                                  ______________________     _______________________     _______________________
                                                  Amortized       Market     Amortized        Market     Amortized        Market
                                                       Cost        Value          Cost         Value          Cost         Value
                                                  ______________________________________________________________________________
  U.S. Treasuries and agencies................     $184,848      189,562       189,207       185,978       163,244       167,825
  States and political subdivisions...........      167,389      173,195       136,203       132,560       124,390       129,745
  Mortgage-backed securities..................      184,944      188,602       211,450       205,558       246,531       249,489
  Other.......................................          650          650        81,834        80,732       126,183       126,348
                                                  ______________________________________________________________________________
    Total debt securities available for sale..      537,831      552,009       618,694       604,828       660,348       673,407
  Equity securities...........................       32,798       53,275        26,274        36,002        25,610        44,003
                                                  ______________________________________________________________________________
    Total securities available for sale.......     $570,629      605,284       644,968       640,830       685,958       717,410
                                                  ______________________________________________________________________________

     The table "Securities Portfolio Maturity Distribution and Yield," distributes the securities available for sale portfolio as of December 31, 2000 based on the final maturity of the securities. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are stated using estimated average life, and equity securities are excluded. Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.


SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD
Debt securities available for sale:

(dollars in thousands)                                                             As of December 31, 2000
                                                  ______________________________________________________________________________

                                                                                          Maturing:
                                                  ______________________________________________________________________________
                                                                         After 1         After 5
                                                        Within        But Within      But Within         After
                                                        1 Year           5 Years        10 Years      10 Years        Total
                                                  ______________________________________________________________________________
U.S. Treasuries and agencies
  Amortized cost............................           $ 4,997            26,045         148,511         5,295      184,848
  Market value..............................             5,030            27,501         151,736         5,295      189,562
  Weighted average rate.....................              6.32%             7.59            7.76          7.56         7.69
States and political subdivisions
  Amortized cost............................           $ 5,454             2,573           7,095       152,267      167,389
  Market value..............................             5,605             2,610           7,338       157,642      173,195
  Weighted average rate.....................              7.12%             7.82            8.16          8.48         8.41
Mortgage-backed securities
  Amortized cost............................           $   242            22,689         159,039         2,974      184,944
  Market value..............................               242            23,117         162,138         3,105      188,602
  Weighted average rate.....................              7.84%             7.58            7.42          7.04         7.43
Other
  Amortized cost............................           $    --               650              --            --          650
  Market value..............................                --               650              --            --          650
  Weighted average rate.....................                --              6.81%             --            --         6.81
                                                  ______________________________________________________________________________
Total debt securities available for sale
  Amortized cost............................           $10,693            51,957         314,645       160,536      537,831
  Market value..............................            10,877            53,878         321,212       166,042      552,009
  Weighted average rate.....................              6.76%             7.59            7.60          8.42         7.82

MATURITY AND CALL DATES OF SECURITIES: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer to redeem the bond prior to maturity at specified dates and at predetermined prices. Normally, securities are redeemed at the call date when the issuer can reissue the bond at a lower interest rate. Therefore, for cash flow, liquidity and interest rate management purposes, it is important to monitor both maturity dates and call dates. The following table details the portfolio of securities available for sale, by both maturity date and call date as of December 31, 2000. Mortgage-backed, asset-backed, and collateralized mortgage obligation securities are reported using an estimate of average life; equity securities are excluded.

SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION
Debt securities available for sale:

(dollars in thousands)                                            As of December 31, 2000
                                               __________________________________________________________
                                                           Based on                        Based on
                                                     Final Maturity                       Call Date
                                               __________________________________________________________
                                               Amortized         Market         Amortized         Market
                                                    Cost          Value              Cost          Value
                                               __________________________________________________________
Within 1 year...............................    $ 10,693         10,877            28,305         28,576
1 to 5 years................................      51,957         53,879           240,213        247,105
5 to 10 years...............................     314,646        321,211           255,649        262,007
After 10 years..............................     160,535        166,042            13,664         14,321
                                               __________________________________________________________
  Total debt securities available for sale..    $537,831        552,009           537,831        552,009
                                               __________________________________________________________

FEDERAL FUNDS SOLD: During 2000, the average balance of federal funds sold was $237.9 million, an $83.5 million decrease from $321.4 million in 1999. The average rate earned on these assets was 6.31% in 2000 and 4.99% in 1999. TrustCo utilizes this category of earning assets as a means of maintaining strong liquidity as interest rates change.
     During 2000, the target federal funds rate set by the Federal Open Market Committee (FOMC) increased by 100 basis points to 6.50% at year end. In early 2001 the FOMC has decreased the target federal funds rate by 100 basis points. The securities available for sale portfolio is significantly affected by changes in the target federal funds rate as are all market instruments. As rates were rising during 2000, TrustCo took advantage of that opportunity to reinvest excess liquidity in higher yielding securities.

AVERAGE BALANCES, YIELDS AND NET INTEREST MARGINS
(dollars in thousands                                     2000                         1999                       1998
                                                 _________________________   _________________________   __________________________
                                                            Interest                     Interest                   Interest
                                                 Average    Income/  Average    Average  Income/ Average   Average  Income/  Average
                                                 Balance    Expense  Rate       Balance  Expense Rate      Balance  Expense  Rate
                                                 __________________________________________________________________________________
Assets
  Loans, net of unearned income................. $1,395,414  114,243  8.19%   1,329,458  106,933  8.04%   1,311,967   110,952  8.46%
                                                 _________________________________________________________________________________
  Securities available for sale:
    U.S. Treasuries and agencies................    209,033   15,748  7.53     172,411    12,530  7.27      204,694    15,408  7.53
    States and political subdivisions...........    150,262   12,095  8.05     134,447    10,724  7.98      112,077     9,056  8.08
    Mortgage-backed securities..................    207,453   15,050  7.25     242,217    16,322  6.74      186,239    12,692  6.81
    Other.......................................     87,706    5,774  6.58     134,715     8,631  6.39      108,947     6,781  6.22
                                                 _________________________________________________________________________________
    Total securities available for sale.........    654,454   48,667  7.44     683,790    48,189  7.05      611,957    43,937  7.18
                                                 _________________________________________________________________________________
  Federal funds sold............................    237,894   15,003  6.31     321,422    16,031  4.99      414,162    22,536  5.44
  Other short-term investments..................      4,332      261  6.03       1,012        55  5.41          752        39  5.17
                                                 _________________________________________________________________________________
    Total interest earning assets...............  2,292,094  178,174  7.77%  2,335,682   171,208  7.33%   2,338,838   177,464  7.59%
                                                 _________________________________________________________________________________
  Allowance for loan losses.....................    (56,362)                   (56,449)                     (55,208)
  Cash and noninterest earning assets...........    137,194                    131,962                      149,608
                                                 _________________________________________________________________________________
    Total assets................................ $2,372,926                  2,411,195                    2,433,238
                                                 _________________________________________________________________________________
Liabilities and shareholders' equity
  Interest bearing deposits:
    Interest bearing checking accounts.......... $  271,138    2,890  1.07%    264,742     2,818  1.06%     243,888     3,585  1.47%
    Savings.....................................    623,892   16,859  2.70     661,888    17,887  2.70      657,793    20,382  3.10
                                                 _________________________________________________________________________________
    Total interest bearing deposits.............  1,816,659   66,946  3.69   1,889,775    68,041  3.60    1,929,939    81,596  4.23
                                                 _________________________________________________________________________________
  Short-term borrowings.........................    164,114    8,667  5.28     146,667     5,972  4.07      143,337     6,751  4.71
  Long-term debt................................        596       35  5.82          --        --    --           --        --    --
                                                 _________________________________________________________________________________
    Total interest bearing liabilities..........  1,981,369   75,648  3.82%  2,036,442    74,013  3.63%   2,073,276    88,347  4.26%
                                                 _________________________________________________________________________________
  Demand deposits...............................    169,144                    153,374                      138,786
  Other liabilities.............................     46,440                     41,895                       41,073
  Shareholders' equity..........................    175,973                    179,484                      180,103
                                                 _________________________________________________________________________________
    Total liabilities and shareholders' equity.. $2,372,926                  2,411,195                    2,433,238
                                                 _________________________________________________________________________________
Net interest income.............................              102,526                     97,195                       89,117
                                                 _________________________________________________________________________________
Net interest spread.............................                      3.95%                       3.70%                        3.33%
                                                 _________________________________________________________________________________
Net interest margin (net interest income
  to total interest earning assets).............                      4.47                        4.16                         3.81
                                                 _________________________________________________________________________________

Portions  of  income  earned  on  certain  commercial  loans,  U.S.   Government
obligations, obligations of states and political subdivisions, and equity securities are exempt from federal and/or state taxation. Appropriate adjustments have been made to reflect the equivalent amount of taxable income that would have been necessary to generate an equal amount of after tax income. Federal and New York State tax rates used to calculate income on a tax equivalent basis were 35.0% and 9.0%, respectively, for 2000, 1999, and 1998. The average balances of securities available for sale were calculated using amortized costs for these securities. Included in the balance of shareholders' equity is $2.7 million, $9.9 million, and $17.0 million in 2000, 1999, and 1998, respectively, of unrealized appreciation, net of tax, in the available for sale securities portfolio. Nonaccrual loans are included in average loans.

   FUNDING SOURCES
     TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table, "Mix of Average Sources of Funding," presents the various categories of funds used and the corresponding average balances for each of the last three years.

mix of Average Sources of Funding
(dollars in thousands                                                                                     Components of
                                                                                                          Total Funding
                                                                                 00-99      99-98     ______________________
                                                2000        1999       1998     Change     Change     2000     1999     1998
                                          ____________________________________________________________________________________
Demand deposits........................   $  169,144     153,374    138,786     15,770     14,588      7.9%     7.0      6.3
Retail deposits:
  Savings..............................      623,892     661,888    657,793    (37,996)     4,095     29.0     30.7     29.7
  Time deposits under $100 thousand....      744,958     785,151    841,915    (40,193)   (56,764)    34.6     35.9     38.1
  Interest bearing checking accounts...      271,138     264,742    243,888      6,396     20,854     12.6     12.1     11.0
  Money market deposits................       57,946      59,953     56,754     (2,007)     3,199      2.7      2.7      2.6
                                          ____________________________________________________________________________________
  Total retail deposits................    1,697,934   1,771,734  1,800,350    (73,800)   (28,616)    78.9     80.9     81.4
                                          ____________________________________________________________________________________
  Total core deposits..................    1,867,078   1,925,108  1,939,136    (58,030)   (14,028)    86.8     87.9     87.7
                                          ____________________________________________________________________________________
Time deposits over $100 thousand.......      118,725     118,041    129,589        684    (11,548)     5.6      5.4      5.8
Short-term borrowings..................      164,114     146,667    143,337     17,447      3,330      7.6      6.7      6.5
Long-term debt.........................          596          --         --        596         --       --       --       --
                                          ___________________________________________________________________________________
  Total purchased liabilities..........      283,435     264,708    272,926     18,727     (8,218)    13.2     12.1     12.3
                                          ____________________________________________________________________________________
  Total sources of funding.............   $2,150,513   2,189,816  2,212,062    (39,303)   (22,246)   100.0%   100.0    100.0
                                          ____________________________________________________________________________________

AVERAGE DEPOSITS BY TYPE OF DEPOSITOR

(dollars in thousands)                                                  Years Ended December 31,
                                                  ______________________________________________________________________
                                                         2000          1999          1998          1997          1996
                                                  ______________________________________________________________________
Individuals, partnerships and corporations.......  $1,922,399     1,984,359     2,009,296     1,924,606     1,880,798
U.S. Government..................................          79            92           100            62            45
States and political subdivisions................      49,651        45,223        45,715        44,839        44,555
Other (certified and official checks, etc.)......      13,674        13,475        13,614        11,716        11,047
                                                  ______________________________________________________________________
  Total average deposits by type of depositor....  $1,985,803     2,043,149     2,068,725     1,981,223     1,936,445
                                                  ______________________________________________________________________

DEPOSITS: Average total deposits (including time deposits greater than $100 thousand) were $1.99billion in 2000, compared to $2.04 billion in 1999, a decrease of $57.3 million. Increases were noted in interest bearing checking accounts and demand deposit accounts. Average interest bearing checking accounts increased by $6.4 million between 1999 and 2000, and demand deposits increased by $15.8 million.
     The increase in demand deposits is noteworthy because these accounts represent the principal banking relationship for most customers. The increase in demand deposits reflects the impact of the new branch offices opened since 1995, and the continuing focus at TrustCo on providing core banking services faster, cheaper, and better than its competitors. The TrustCo demand deposit account has one of the lowest minimum balance requirements of any financial institution operating in the same banking territory.
     These increases were offset by a $2.0 million decrease in money market accounts, a $38.0 million decrease in savings accounts and a $39.5 million decrease in total time deposits during the same time period. The decrease in time deposits during 2000 was the result of a decision to reduce the amount of high rate time deposits that had accumulated in the Company over the last several years. To accomplish this objective, interest rates on these products were reduced significantly as the identified deposit accounts were maturing. The anticipation was that these funds would be withdrawn as interest rates were reduced. As a result of executing this strategy, the average balance of time deposits decreased to $863.7 million in 2000, compared to $903.2 million in 1999. The average yield on time deposits increased slightly to 5.28% in 2000. This resulted in interest expense on time deposits of $45.6 million for 2000.

Management's Discussion and Analysis (continued

     For 2000, TrustCo had an average of $118.7 million of time deposits with balances greater than $100 thousand. The vast majority of these accounts is retail in nature and represents traditional TrustCo customers attracted to the Banks by the same factors as other banking customers. TrustCo does not offer these depositors any differential in interest rates, services, or terms.
     The overall cost of interest bearing deposits was 3.69% in 2000 compared to 3.60% in 1999. The decrease in the average balance of interest bearing deposits, offset by a 9 basis point increase in the average cost, resulted in a decrease of approximately $1.1 million in interest expense to $66.9 million in 2000.
     The Company strives to maintain competitive rates on deposit accounts and to attract customers through a combination of competitive interest rates, quality customer service, and convenient banking locations. In this fashion, TrustCo is able to attract deposit customers looking for a long-term banking relationship, and to cross sell banking services utilizing the deposit account relationship as the starting point.

MATURITY OF TIME DEPOSITS OVER $100 THOUSAND
(dollars in thousands)As of December 31, 2000
Under 3 months...............$ 53,903
3 to 6 months ...............  18,110
6 to 12 months ..............  16,818
Over 12 months...............  34,380
                             _________
Total........................$123,211
                             _________

OTHER FUNDING SOURCES: The Company had $164.1 million of average short-term borrowings outstanding during 2000 compared to $146.7 million in 1999. The average cost of short-term borrowings was 5.28% in 2000 and 4.07 % in 1999. This resulted in an increase in interest expense of approximately $2.7 million.
     A majority of short-term borrowing consists of the Trustco Short-Term Investment Account, which was developed by the Bank to facilitate overnight deposits from the Company's Trust Department. Daily balances are transferred by the Trust Department into this account, and are collateralized by securities owned by the Bank.

Volume and Yield Analysis

(dollars in thousands)                              2000 vs. 1999                                1999 vs. 1998
                                         ________________________________         ________________________________

                                           Increase     Due to     Due to          Increase      Due to     ue to
                                          (Decrease)    Volume       Rate         (Decrease)     Volume      Rate
                                         _________________________________________________________________________
Interest income (TE):
  Federal funds sold...................   $ (1,028)     (4,712)     3,684            (6,505)     (4,739)   (1,766)
  Other short-term investments.........        206         199          7                16          14         2
  Securities available for sale:
    Taxable............................       (893)     (2,802)     1,909             2,584       3,055      (471)

    Tax-exempt.........................      1,371       1,272         99             1,668       1,785      (117)
                                         _________________________________________________________________________
    Total securities available
      for sale.........................        478      (1,530)     2,008             4,252       4,840      (588)
  Loans................................      7,310       5,180      2,130            (4,019)      1,097    (5,116)
                                         _________________________________________________________________________
    Total interest income..............      6,966        (863)     7,829            (6,256)      1,212    (7,468)

Interest expense:
  Interest bearing checking accounts...         72          68          4              (767)        287    (1,054)
  Savings..............................     (1,028)     (1,028)        --            (2,495)        126    (2,621)
  Time deposits
    and money markets..................       (139)     (2,097)     1,958           (10,293)     (3,672)   (6,621)

  Short-term borrowings................      2,695         770      1,925              (779)        154      (933)
  Long-term debt.......................         35          35         --                --          --        --
                                         _________________________________________________________________________
    Total interest expense.............      1,635      (2,252)     3,887           (14,334)     (3,105)  (11,229)
                                         _________________________________________________________________________
    Net interest income (TE)...........    $ 5,331       1,389      3,942             8,078       4,317     3,761
                                         _________________________________________________________________________

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

                                 Management's Discussion and Analysis (continued

NET INTEREST INCOME: Net interest income is the principal contributor to net income. Therefore, growth in net income is directly dependent upon the ability of the Company to increase net interest income. TrustCo's 2000 increase in net interest income was primarily the result of a redeployment of assets from low yielding overnight investments to the higher yielding loan and investment portfolios, partially offset by an increased cost of overall funding.
     Taxable equivalent net interest income for 2000 was $102.5 million, up $5.3 million over 1999. The average balance of interest earning assets decreased by $43.6 million in 2000. The yield on average interest earning assets increased by 44 basis points to 7.77% in 2000, compared to 7.33% in 1999, while the average cost of interest bearing liabilities increased 19 basis points during 2000 to 3.82% from 3.63% in 1999. Likewise, the average balance of interest bearing liabilities decreased from $2.04 billion in 1999 to $1.98 billion in 2000. Total interest expense for 2000 was $75.6 million, an increase of $1.6 million over the 1999 expense of $74.0 million.

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

Dividends per Share
     $.432    $.489    $.541
     1998     1999     2000
  [chart omitted]

     A basic element of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operation of the
     Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a dividend payout ratio of 79.8% of net income for 2000, 79.2% for 1999, and 76.0% for 1998. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use of excess capital. As to the likelihood of future dividends, the philosophy stated above will continue in 2001 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.
     TrustCo's Tier 1 capital was $174.3 million or 14.03% of risk-adjusted assets at December 31, 2000, and $168.8 million or 13.55% of risk-adjusted assets at December 31, 1999. Tier 1 capital to average assets at December 31, 2000 was 7.31%, as compared to 7.15% at year end 1999. At December 31, 2000 and 1999, Trustco Banks met their respective regulatory definitions of well capitalized institutions.

RISK MANAGEMENT
     The responsibility for balance sheet risk management oversight is the function of the Asset Allocation Committee. This committee meets monthly and includes the executive officers of the Company as well as other department managers as appropriate. The meetings include a review of balance sheet structure, formulation of strategy in light of anticipated economic conditions, and comparison to established guidelines to control exposures to various types of risk.

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

Management's Discussion and Analysis (continued

   Nonperforming assets at year end 2000 totalled $13.6 million, an increase of $1.9 million from the balance of $11.7 million at year end 1999. Nonperforming loans increased from $9.9 million in 1999 to $11.7 million at year end 2000. Nonperforming loans as a percentage of the total loan portfolio were 0.79% in 2000 and 0.73% in 1999. Given the trends in bankruptcies and real estate values which secure much of Trustco Banks' real estate loan portfolios, there continues to be concern about the level of nonperforming loans in the future.
     Included in nonperforming loans at year end 2000 are $4.4 million of loans in nonaccrual status. Loans past due three payments or more and still accruing interest amounted to $896 thousand, an increase of $387 thousand from the 1999 year end balance. Restructured loans in 1999 were $5.0 million, compared to $6.4 million in 2000. Adherence to sound underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo, and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.
      All but $34 thousand of the $11.7 million of nonperforming loans at December 31, 2000 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Likewise, a significant portion of the charge offs for 2000 occurred in the residential real estate and retail consumer loan portfolios. During 2000, gross charge offs of these types of loans were $3.5 million (which represented 65% of total gross charge offs). In 1999, charge offs for these types of loans were $7.2 million. There has been a shift of nonperforming loans and charge offs to the residential real estate and retail consumer loan portfolios for several reasons, including:
O the overall emphasis within TrustCo on residential real estate originations, O the relatively weak economic environment in the Upstate New York market, and O the reduction in real estate values that has occurred in much of TrustCo's market area since the middle of the 1990's, resulting in a reduction in the value of the collateral that supports the real estate loans.

     Consumer defaults and bankruptcies have increased dramatically over the last several years, and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties, and to work aggressively to minimize losses.
     TrustCo has a diversified loan portfolio with no concentrations to any one borrower or any single industry, and which includes a significant balance of residential mortgage loans to borrowers in the Capital Region.
     Nonperforming assets at year end 2000 include $1.9 million of foreclosed properties, compared to $1.8 million in 1999. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral securing the loan balance. Once properties are included in the foreclosed properties category, management takes decisive action to dispose of them quickly. Management believes that the $1.9 million balance of foreclosed properties is realizable in the normal process of liquidating these properties.
     Management is aware of no other loans in the Bank's portfolio that pose significant risk of the eventual non-collection of principal and interest. As of December 31, 2000, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.
     TrustCo has no advances to borrowers or projects located outside the United States.

NONPERFORMING ASSETS
(dollars in thousands)                                          As of December 31,
                                              _____________________________________________________
                                                  2000       1999      1998      1997         1996
                                              _____________________________________________________
Loans in nonaccrual status..................   $ 4,395      4,433     7,147     6,298       10,748
Loans past due 3 payments or more...........       896        509     1,454     1,060          792
Restructured loans..........................     6,370      4,979     3,782     3,294        2,495
                                              _____________________________________________________
Total nonperforming loans...................    11,661      9,921    12,383    10,652       14,035
Foreclosed real estate......................     1,911      1,771     5,174     9,309        6,518
                                              _____________________________________________________
Total nonperforming assets..................   $13,572      1,692    17,557    19,961       20,553
                                              _____________________________________________________
Allowance for loan losses...................  $ 56,298     55,820    54,375    53,455       51,561
Allowance coverage of nonperforming loans...      4.83x      5.63      4.39      5.02         3.67
Nonperforming loans as a % of total loans...        79%      0.73      0.94      0.82         1.13
Nonperforming assets as a % of total assets.      0.55       0.49      0.71      0.84         0.91
                                              _____________________________________________________

                                 Management's Discussion and Analysis (continued

   ALLOWANCE FOR LOAN LOSSES
     The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which management determines are uncollectible. The adequacy of the allowance is evaluated continuously, with emphasis on nonperforming and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the loan portfolio's inherent risk.
     In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
O the magnitude and nature of recent loan charge offs and the shifting of charge offs to the residential real estate loan portfolio,
O the growth in the loan portfolio and the risks associated with the absolute balance of the loan portfolio in relation to the economic climate in the Bank's business territory,
O significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure, and dispose of collateral, and
O the relatively weak economic environment in the Upstate New York territory combined with declining real estate prices.

     Consumer bankruptcies and defaults in general have risen significantly during the 1990's. This trend appears to be continuing as a result of economic turmoil and consumers' easy access to large amounts of credit. Job growth in the Upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs. These trends continued in 2000.
     The table "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 2000 and 1999 were $5.5 million and $7.8 million, respectively. As previously noted, the mix of loan types giving rise to loan charge offs has shifted to the residential real estate portfolio. Recoveries were $1.6 million in 2000 and $4.2 million in 1999. The provision recorded on the consolidated income statement in 2000 was $4.1 million compared to $5.1 million in 1999.
     Net charge offs as a percentage of average loans were 0.28% and 0.27% in 2000 and 1999, respectively. The allowance for loan losses as a percentage of loans outstanding was 3.82% in 2000 and 4.14% in 1999. The Company has a policy of recognizing problem Loan charge offs early and pursuing collection efforts aggressively. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
     TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured since 1995 under a troubled debt restructuring, as impaired loans.
     At year end 2000 and 1999, there were $6.2 and $4.7 million, respectively, of impaired loans. The average balances of impaired loans were $5.8 million during 2000 and $5.0 million during 1999.The Company recognized approximately $556 thousand of interest income on these loans in 2000 and $433 thousand in 1999.


Summary of Loan Loss Experience
(dollars in thousands)                                      2000           1999           1998           1997           1996
                                                  ___________________________________________________________________________
Amount of loans outstanding at end of year
  (less unearned income)......................       $ 1,475,048      1,349,809      1,322,703      1,298,276      1,241,882
Average loans outstanding during year
  (less average unearned income)..............         1,395,414      1,329,458      1,311,967      1,260,771      1,227,407
Balance of allowance at beginning of year.....            55,820         54,375         53,455         51,561         48,320
Loans charged off:
  Commercial..................................             1,951            619          1,498          3,506          3,213
  Real estate.................................             2,992          6,534          3,883          2,014          1,498
  Installment.................................               557            635          1,180          1,059            937
                                                  ___________________________________________________________________________
    Total.....................................             5,500          7,788          6,561          6,579          5,648
                                                  ___________________________________________________________________________
Recoveries of loans previously charged off:
  Commercial..................................               847          2,811          2,308          2,718          1,963
  Real estate.................................               612          1,140            362            169            110
  Installment.................................               171            219            201            172            239

    Total.....................................             1,630          4,170          2,871          3,059          2,312
                                                  ___________________________________________________________________________
Net loans charged off.........................             3,870          3,618          3,690          3,520          3,336
                                                  ___________________________________________________________________________
Additions to allowance charged to
  operating expense...........................             4,114          5,063          4,610          5,414          6,577
Allowance of acquired bank....................               234             --             --             --             --
                                                  ___________________________________________________________________________
Balance of allowance at end of year...........       $    56,298         55,820         54,375         53,455         51,561
                                                  ___________________________________________________________________________
Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)..............                28%            27             28             28             27
Allowance as a percent of loans outstanding
  at end of year..............................              3.82           4.14           4.11           4.12           4.15
                                                  ___________________________________________________________________________

MARKET RISK
     The Company's principal exposure to market risk is with respect to interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current market value.

INTEREST RATE RISK
     Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
     The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk, but net interest income is not always enhanced by this action.
     One measure of interest rate risk, the so called gap, is illustrated in the table "Interest Rate Sensitivity."
     The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis, the maturity and repricing of loans is based on the expected cash flows or earliest repricing date. For securities available for sale, mortgage-backed securities are stated using anticipated cash flows over their average life, and debt securities are stated at final maturity. Equity securities that the Banks are required to hold are categorized in the rate insensitive column for this presentation. Other equity securities are shown in the 0 to 90 days category. All securities available for sale are presented at fair market value. Interest bearing checking, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.
     At December 31, 2000, the Company's gap position indicated an excess of assets repricing in the 0 to 90 day period of $52.1 million. This positive gap position is the result of management's decision to retain $299.5 million of federal funds sold at year end 2000 for potential reinvestment in 2001. The gap position turns negative (an excess of liabilities subject to repricing over assets that can reprice during that time period) in the 91 to 365 day period by $287.1 million. This situation occurs as a result of the amount of deposits that

Interest Rate Sensitivity
(dollars in thousands)                                          At December 31, 2000
                                        ________________________________________________________________________

                                                                      Repricing, or able to be repriced, in:
                                                    ________________________________________________________________________

                                                         0-90       91-365       1-5      Over 5          Rate
                                                         Days         Days     Years       Years   Insensitive        Total
                                                    ________________________________________________________________________
Assets:
  Federal funds sold..............................  $ 299,490           --        --          --            --      299,490
  Securities available for sale...................     44,315       26,731    130,199     388,679        15,360      605,284
  Loans, net of unearned income...................    202,101      107,899    213,872     946,781         4,395    1,475,048
  Noninterest rate sensitive assets...............         --           --         --          --        76,376       76,376
                                                    ________________________________________________________________________
      Total assets................................    545,906      134,630    344,071   1,335,460        96,131    2,456,198
                                                    ________________________________________________________________________
Cumulative total assets...........................  $ 545,906      680,536  1,024,607   2,360,067     2,456,198
                                                    ________________________________________________________________________
Liabilities and shareholders' equity:
  Deposits:
    Interest bearing deposits.....................  $ 293,052      401,875    711,881     412,923            --    1,819,731
    Noninterest bearing deposits..................      7,874       19,858     75,460      88,068            --      191,260
                                                    ________________________________________________________________________
      Total deposits..............................    300,926      421,733    787,341     500,991            --    2,010,991
  Borrowings......................................    192,897           --        704         208            --      193,809
  Noninterest rate sensitive liabilities..........         --           --         --          --        55,555       55,555
  Shareholders' equity............................         --           --         --          --       195,843      195,843
                                                    ________________________________________________________________________
      Total liabilities and shareholders' equity..    493,823      421,733    788,045     501,199       251,398    2,456,198
                                                    ________________________________________________________________________
Cumulative total liabilities and
  shareholders' equity............................  $ 493,823      915,555  1,703,601   2,204,800     2,456,198
                                                    ________________________________________________________________________
Incremental gap:
  Interest sensitivity gap........................  $  52,083     (287,103)  (443,974)    834,261
  Gap as a % of earning assets....................       2.19%      (12.06)    (18.66)      35.06
  Interest sensitive assets to liabilities........     112.34        33.50      48.28      323.25
Cumulative gap:
  Interest sensitivity gap........................  $  52,083     (235,020)  (678,994)    155,267
  Gap as a % of earning assets....................       2.19%       (9.88)    (28.53)       6.52
  Interest sensitive assets to liabilities........     112.34        76.65      64.02      117.21
                                                    ________________________________________________________________________

are subject to repricing during this time period. For the period from 0 days to 1 year, the Company has a cumulative negative gap position of $235.0 million. Interest rate sensitivity using gap analysis is most useful for the period of less than one year.
     The Company's gap position in relation to products, services, and the marketplace is under constant evaluation by the Asset Allocation Committee.
     There are several significant shortcomings inherent in the method of analysis presented in the "Interest Rate Sensitivity" table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Banks' gap position and establishing future asset/liability strategy.

LIQUIDITY RISK
     TrustCo seeks to obtain favorable funding sources and to maintain prudent levels of liquid assets in order to satisfy various liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including changes in the markets served by the Banks' network of branches, the mix of assets and liabilities, and general economic conditions.

     The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations develop.
     The Company achieves its liability-based liquidity objectives in a variety of ways. Liabilities can be classified into three categories for the purposes of managing liability-based liquidity: core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, ones that are based as much on the level and quality of service as they are on interest rate. For 2000, average core deposits (total deposits less time deposits greater than $100 thousand) amounted to $1.87 billion, compared to $1.93 billion in 1999. Average balances of core deposits are detailed in the table "Mix of Average Sources of Funding."
     In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100 thousand. The average balances of these purchased liabilities are detailed in the table "Mix of Average Sources of Funding." During 2000, the average balance of purchased liabilities was $283.4 million, compared with $264.7 million in 1999 and $272.9 million in 1998. In addition, TrustCo has approximately $250 million available under lines of credit with the Federal Home Loan Bank of New York.

OFF-BALANCE SHEET RISK
     Commitments to extend credit: The Banks make contractual commitments to extend credit, and extends lines of credit which are subject to the Banks' credit approval and monitoring procedures. At December 31, 2000 and 1999, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $224.6 million and $232.1 million, respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
     Letters of credit and standby letters of credit: The Banks guarantee the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The credit risk involved in letters of credit is essentially the same as the risk involved in extending loan facilities to customers, and they are subject to the same standards and management procedures in effect to monitor other credit risks. At December 31, 2000 and 1999, outstanding standby letters of credit were approximately $1.4 million and $2.1 million, respectively.
     Other off-balance sheet risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instrument commonly referred to as derivatives. Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary.

NONINTEREST INCOME AND EXPENSE
NONINTEREST INCOME: Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $16.4 million in 2000, $15.4 million in 1999 and $22.1 million in 1998. Included in the 2000 results are $5.0 million of net securities losses compared with net losses of approximately $5.4 million in 1999 and net gains of $1 million in 1998. Excluding securities transactions, noninterest income was $21.4 million, $20.9 million, and $21.1 million in 2000, 1999 and 1998, respectively.
     The Trust Department contributes a large recurring portion of noninterest income through fees generated from the performance of fiduciary and investment management services. Income from these fiduciary activities totalled $8.7 million in 2000, $8.1 million in 1999 and $7.0 million in 1998. Trust fees are generally calculated as a percentage of the assets under management by the Trust Department.

Noninterest income
(dollars in thousands)                                                                                  2000 vs. 1999
                                                                                                 ________________________

                                                          2000          1999          1998          Amount        Percent
                                                     ________________________________________________________________________
Trust department income.......................        $  8,662         8,065         6,973             597            7.4%
Fees for services to customers................           9,037         8,695         8,799             342            3.9
Net gain/(loss) on securities transactions....          (4,985)       (5,446)          998             461           (8.5)
Letter of credit reserve recapture............              --            --         2,398              --             --
Other.........................................           3,652         4,102         2,954            (450)         (11.0)
                                                     ________________________________________________________________________
  Total noninterest income....................         $16,366         5,416        22,122             950            6.2%
                                                     ________________________________________________________________________

Noninterest Expense

(dollars in thousands)                                                                                     2000 vs. 1999
                                                                                                 ________________________

                                                          2000          1999          1998          Amount        Percent
                                                     ________________________________________________________________________
Salaries and employee benefits.................        $23,252        24,994        23,367          (1,742)         (7.0)%
Net occupancy expense..........................          4,764         4,004         5,898             760          19.0
Equipment expense..............................          4,228         5,359         5,292          (1,131)        (21.1)
FDIC insurance expense.........................            404           242           244             162          66.9
Professional services..........................          2,746         2,651         2,664              95           3.6
Other real estate expenses/(income)............           (473)         (700)        1,856             227          32.4
Other..........................................         12,846         9,086         9,444           3,760          41.4
                                                     ________________________________________________________________________
  Total noninterest expense....................        $47,767        45,636        48,765           2,131           4.7%
                                                     ________________________________________________________________________

     Changes in fees for services to customers reflect changes in the fee scale used for pricing the services and the volume of services customers utilized.

NONINTEREST EXPENSE: Noninterest expense was $47.8 million in 2000, compared with $45.6 million in 1999 and $48.8 million in 1998. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 38.1% in 2000, 38.6% in 1999 and 40.3% in 1998. The general industry goal is the attainment of a 60% efficiency ratio. TrustCo has consistently outperformed this industry goal by a wide margin since 1994.
     Salaries and employee benefits are the most significant component of noninterest expense. For 2000, these expenses amounted to $23.3 million, compared with $25.0 million in 1999.
     Changes in other components of noninterest expense are the results of normal banking activities and the increased activities associated with new branching facilities. Other expense increased by $3.7 million between 1999 and 2000 to $12.8 million as a result of costs associated with unsuccessful merger activities, and the amortization and write down of goodwill. These additional costs are not anticipated to reoccur.

INCOME TAX
     In 2000, TrustCo recognized income tax expense of $20.8 million, as compared to $19.7 million in 1999 and $19.4 million in 1998. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.
     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million at December 31, 2000 and 1999 is reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences.
     Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax assets of $39.9 million and $38.7 million at December 31, 2000 and 1999, respectively, will be realized.

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS
     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.

     Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.
     The adoption of Statement 133 as of January 1, 2001 did not have a material effect on the Company's consolidated financial statements. If the Company were to invest in derivative investments, there may be increased volatility in net income and shareholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with Statement 133.
     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under Statement 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for certain disclosures in the fiscal year ending December 31, 2000, and for transactions occurring after March 31, 2001. Statement 140 will not have a material impact on the Company's financial statements and related disclosures.

Summary of unaudited quarterly financial information
(dollars in thousands, except per share data)
                                                     2000                                          1999
                                   __________________________________________________________________________________________
                                        Q1       Q2       Q3       Q4      Year       Q1       Q2       Q3       Q4      Year
                                   __________________________________________________________________________________________
Income statement:
  Interest income...............   $42,244   43,032   44,098   44,328   173,702   41,666   41,598   42,091   41,850   167,205
  Interest expense..............    17,801   18,225   19,373   20,249    75,648   19,239   18,613   18,271   17,890    74,013
                                   __________________________________________________________________________________________
  Net interest income ..........    24,443   24,807   24,725   24,079    98,054   22,427   22,985   23,820   23,960    93,192
  Provision for loan losses.....       850      800      910    1,554     4,114    1,513    1,500    1,000    1,050     5,063
                                   __________________________________________________________________________________________
  Net interest income
    after provision for
    loan losses.................    23,593   24,007   23,815   22,525    93,940   20,914   21,485   22,820   22,910    88,129
  Noninterest income............     3,802    3,055    3,967    5,542    16,366    5,420    4,250    3,898    1,848    15,416
  Noninterest expense...........    11,922   11,432   11,747   12,666    47,767   12,202   11,353   11,500   10,581    45,636
                                   __________________________________________________________________________________________
  Income before,
    income taxes................    15,473   15,630   16,035   15,401    62,539   14,132   14,382   15,218   14,177    57,909
  Income tax expense............     5,203    5,133    5,274    5,227    20,837    4,809    4,890    5,246    4,779    19,724
                                   __________________________________________________________________________________________
  Net income....................    10,270   10,497   10,761   10,174    41,702    9,323    9,492    9,972    9,398    38,185
                                   __________________________________________________________________________________________
Per share data (1):
  Basic earnings................       167      171      175      166       678      151      153      161      153       618
  Diluted earnings..............       162      166      169      160       657      145      148      155      147       594
  Cash dividends declared.......       130      130      130      150       541      120      120      120      130       489
                                   __________________________________________________________________________________________
(1) Per share data have been adjusted for a 15% stock split in 2000 and a 2 for 1 stock split in 1999.

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

Five Year Summary of Financial Data
(dollars in thousands, except per share data)                            Years Ended December 31,
                                                   ___________________________________________________________________
                                                          2000          1999          1998          1997          1996
                                                   ___________________________________________________________________
Statement of income data:
  Interest income..............................    $   173,702       167,205       174,050       172,005       166,647
  Interest expense.............................         75,648        74,013        88,347        86,520        82,342
                                                   ___________________________________________________________________
  Net interest income..........................         98,054        93,192        85,703        85,485        84,305
  Provision for loan losses....................          4,114         5,063         4,610         5,414         6,577
                                                   ___________________________________________________________________
  Net interest income after provision
    for loan losses............................         93,940        88,129        81,093        80,071        77,728
  Noninterest income...........................         16,366        15,416        22,122        17,222        10,313
  Noninterest expense..........................         47,767        45,636        48,765        46,226        42,015
                                                   ___________________________________________________________________
  Income before income taxes...................         62,539        57,909        54,450        51,067        46,026
  Income tax expense...........................         20,837        19,724        19,435        18,892        17,327
                                                   ___________________________________________________________________
  Net income...................................    $    41,702        38,185        35,015        32,175        28,699
Share data (1):
  Average equivalent diluted shares
    (in thousands).............................    $    63,516        64,296        64,293        64,226        63,476
  Book value...................................           3.19          2.71          3.02          2.89          2.62
  Cash dividends...............................            .541          .489          .432          .375          .326
  Basic earnings...............................            .678          .618          .568          .517          .463
  Diluted earnings.............................            .657          .594          .545          .501          .452
                                                   ___________________________________________________________________
Financial:
  Return on average assets.....................           1.76%         1.58          1.44          1.40          1.29
  Return on average shareholders' equity (2)...          24.07         22.52         21.47         20.23         19.05
  Cash dividend payout ratio...................          79.78         79.16         75.97         72.34         70.38
  Tier 1 capital as a % of total risk adjusted
     assets....................................          14.03         13.55         12.78         13.43         12.99
  Total capital as a % of total risk adjusted
     assets....................................          15.32         14.84         14.06         14.72         14.28
  Efficiency ratio.............................          38.06         38.62         40.26         40.61         39.51
  Net interest margin..........................           4.47%         4.16          3.81          4.02          4.07
                                                   ___________________________________________________________________
Average balances:
  Total assets.................................    $ 2,372,926     2,411,195     2,433,238     2,302,598     2,220,535
  Earning assets...............................      2,292,094     2,335,682     2,338,838     2,204,725     2,136,826
  Loans, net...................................      1,395,414     1,329,458     1,311,967     1,260,771     1,227,407
  Allowance for loan losses....................        (56,362)      (56,449)      (55,208)      (53,173)      (51,233)
  Securities available for sale................        654,454       683,790       611,957       623,001       580,919
  Deposits.....................................      1,985,803     2,043,149     2,068,725     1,981,223     1,936,445
  Short-term borrowings........................        164,114       146,667       143,337       117,184        98,324
  Long-term debt...............................            596            --            --            --            --
  Shareholders' equity.........................    $   175,973       179,484       180,103       167,273       155,927

(1) Share and per share data have been adjusted for a 15% stock split in 2000, a 2 for 1 stock split in 1999, and a 15% stock split in each of 1998, 1997 and 1996.
(2) Average shareholders' equity excludes the market adjustment for securities available for sale.

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

CASH DIVIDENDS PER SHARE
Total cash dividends for each share outstanding on the record dates.

COMPREHENSIVE INCOME
Net income plus the change in selected items recorded directly to capital such as the net change in unrealized market gains and losses on securities available for sale.

CORE DEPOSITS
Deposits that are traditionally stable, including all deposits other than time deposits of $100,000 or more.

DERIVATIVE INVESTMENTS
Investments in futures contracts, forwards, swaps, or other investments with similar characteristics.

DILUTED EARNINGS PER SHARE
Net income divided by the weighted average number of common shares outstanding during the period, taking into consideration the effect of any dilutive stock options.

EARNING ASSETS
The sum of interest-bearing deposits with banks, securities available for sale, investment securities, loans, net of unearned income, and federal funds sold.

EFFICIENCY RATIO
Noninterest expense (excluding goodwill amortization expense, nonrecurring charges, and other real estate expense) divided by taxable equivalent net interest income plus noninterest income (excluding securities transactions). This is an indicator of the total cost of operating the Company in relation to recurring total income generated.

FEDERAL FUNDS SOLD
A one day investment of excess cash reserves from one bank to another.

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

LIQUIDITY
The ability to meet loan commitments, deposit withdrawals, and maturing borrowings as they come due.

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

NONPERFORMING LOANS
The sum of loans in a nonaccrual status (for purposes of interest recognition), plus loans whose repayment criteria have been renegotiated to less than market terms due to the inability of the borrowers to repay the loan in accordance with its original terms, plus accruing loans three payments or more past due as to principal or interest payments.

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

RISK-BASED CAPITAL
The amount of capital required by federal regulatory standards based on a risk-weighting of assets.

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

     In meeting its responsibilities for the reliability of the consolidated financial statements, the Company depends on its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with the appropriate corporate authorizations and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Although accounting control procedures are designed to achieve these objectives, it must be recognized that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. The Company believes that its accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions. An important element of the system of internal controls is a continuing and extensive internal audit program.

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


     /s/Robert A. McCormick
     Robert A. McCormick
     President and Chief Executive Officer

     /s/Robert T. Cushing
     Robert T. Cushing
     Vice President and Chief Financial Officer
     January 19, 2001

                                                    Independent Auditors' Report

     The Board of Directors and Shareholders of TrustCo Bank Corp NY:

     We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                              /s/KPMG LLP
                                                              Albany, New York
                                                              January 19, 2001

Consolidated Statements of Income

(dollars in thousands, except per share data)                               Years Ended December 31,
                                                                    ____________________________________________
                                                                         2000            1999            1998
Interest income:
  Interest and fees on loans.....................................   $ 114,068         106,734         110,635
  Interest and dividends on:
    U.S. Treasuries and agencies.................................      15,708          12,490          15,358
    States and political subdivisions............................       8,181           7,231           6,177
    Mortgage-backed securities...................................      15,050          16,323          12,692
    Other........................................................       5,692           8,396           6,652
  Interest on federal funds sold.................................      15,003          16,031          22,536
                                                                    ____________________________________________
      Total interest income......................................     173,702         167,205         174,050
                                                                    ____________________________________________
Interest expense:
  Interest on deposits...........................................      66,946          68,041          81,596
  Interest on short-term borrowings..............................       8,667           5,972           6,751
  Interest on long-term debt.....................................          35              --              --
                                                                    ____________________________________________
      Total interest expense.....................................      75,648          74,013          88,347
                                                                    ____________________________________________
      Net interest income........................................      98,054          93,192          85,703
Provision for loan losses........................................       4,114           5,063           4,610
                                                                    ____________________________________________
      Net interest income after provision for loan losses........      93,940          88,129          81,093
Noninterest income:
  Trust department income........................................       8,662           8,065           6,973
  Fees for services to customers.................................       9,037           8,695           8,799
  Net gain/(loss) on securities transactions.....................      (4,985)         (5,446)            998
  Letter of credit reserve recapture.............................          --              --           2,398
  Other..........................................................       3,652           4,102           2,954
                                                                    ____________________________________________
      Total noninterest income...................................      16,366          15,416          22,122
Noninterest expense:
  Salaries and employee benefits.................................      23,252          24,994          23,367
  Net occupancy expense..........................................       4,764           4,004           5,898
  Equipment expense..............................................       4,228           5,359           5,292
  FDICinsurance expense..........................................         404             242             244
  Professional services..........................................       2,746           2,651           2,664
  Other real estate expenses/(income)............................        (473)           (700)          1,856
  Other..........................................................       12,846          9,086           9,444
                                                                    ____________________________________________
      Total noninterest expense..................................       47,767         45,636          48,765
                                                                    ____________________________________________
Income before income taxes ......................................       62,539         57,909          54,450
Income taxes.....................................................       20,837         19,724          19,435
                                                                    ____________________________________________
Net income.......................................................   $   41,702         38,185          35,015
                                                                    ____________________________________________
Earnings per share:
  Basic..........................................................   $     .678           .618            .568

  Diluted........................................................         .657           .594            .545
                                                                    ____________________________________________

Per share data has been adjusted for a 15% stock split in 2000, a 2 for 1 stock split in 1999 and a 15% stock split in 1998.
See accompanying notes to consolidated financial statements.

                                            Consolidated Statements of Condition

dollars in thousands, except share data)                                                         As of December 31,
                                                                                    ____________________________________________
                                                                                               2000                 1999
                                                                                    ____________________________________________
ASSETS
Cash and due from banks.............................................................  $      45,956               54,542
Federal funds sold..................................................................        299,490              266,000
Other short-term investments........................................................             --                9,970
                                                                                    ____________________________________________
      Total cash and cash equivalents...............................................        345,446              330,512
Securities available for sale.......................................................        605,284              640,830
Loans...............................................................................      1,476,038            1,350,768
  Less: Unearned income.............................................................            990                  959
      Allowance for loan losses.....................................................         56,298               55,820
                                                                                    ____________________________________________
      Net loans.....................................................................      1,418,750            1,293,989
Bank premises and equipment.........................................................         17,416               16,209
Real estate owned...................................................................          1,911                1,771
Other assets........................................................................         67,391               80,711
                                                                                    ____________________________________________
      Total assets..................................................................     $2,456,198            2,364,022
                                                                                    ____________________________________________

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand............................................................................  $     191,260              155,313
  Savings ..........................................................................        588,595              641,650
  Interest-bearing checking accounts................................................        277,543              272,384
  Money market deposit accounts.....................................................         56,917               58,557
  Certificates of deposit (in denominations of $100,000 or more)....................        123,211              115,636
  Other time accounts...............................................................        773,465              751,369
                                                                                    ____________________________________________
      Total deposits................................................................      2,010,991            1,994,909
Short-term borrowings...............................................................        192,898              152,782
Long-term debt......................................................................            911                   --
Accrued expenses and other liabilities..............................................         55,555               49,975
                                                                                    ____________________________________________
      Total liabilities.............................................................      2,260,355            2,197,666
                                                                                    ____________________________________________
Shareholders' equity:
  Capital stock; $1 par value. 100,000,000 shares authorized, and 65,172,317 and
    56,410,787 shares issued atDecember 31, 2000 and 1999, respectively.............         65,172               56,411
  Surplus...........................................................................         78,407               85,784
  Undivided profits.................................................................         56,923               48,491
  Accumulated other comprehensive income/(loss):
    Net unrealized gain/loss on securities available for sale, net of tax...........         20,539               (2,452)
  Treasury stock; 3,801,267 and 3,002,378 shares, at cost, at December 31, 2000
    and 1999, respectively..........................................................        (25,198)             (21,878)
                                                                                    ____________________________________________
      Total shareholders' equity....................................................        195,843              166,356
      Total liabilities and shareholders' equity....................................     $2,456,198            2,364,022

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands, except per share data)                                    Three Years Ended December 31, 2000
                                                            _______________________________________________________________________
                                                                                               Accumulated
                                                                                                     Other      Compre-
                                                            Capital              Undivided   Comprehensive      hensive    Treasury
                                                              Stock    Surplus     Profits   Income/(Loss)       Income       Stock
                                                            _______________________________________________________________________
Beginning balance, January 1, 1998......................... $24,257    112,702      32,119          15,851                   (6,104)
Comprehensive income
  Net income - 1998........................................      --         --      35,015              --       35,015          --
  Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $5,652).......................      --         --          --              --        3,342          --
   Reclassification adjustment for net gain realized
    in net income during the year (pre-tax gain $998)......      --         --          --              --         (590)         --
  Other comprehensive income...............................      --         --          --           2,752        2,752          --
Comprehensive income.......................................      --         --          --                       37,767          --
Cash dividend declared, $.432 per share....................      --         --     (26,601)             --                       --
Stock options exercised....................................      73        822          --              --                       --
15% stock split (3,646,672 shares).........................   3,647     (3,647)         --              --                       --
Treasury stock purchased...................................      --         --          --              --                  (10,439)
Sale of treasury stock.....................................      --        521          --              --                    4,874
                                                            _______________________________________________________________________
Ending balance, December 31, 1998..........................  27,977    110,398      40,533          18,603                  (11,669)
Comprehensive income
  Net income - 1999........................................      --         --      38,185              --       38,185          --

  Other comprehensive income/(loss), net of tax:
   Unrealized net holding loss arising during the year,
    net of tax (pre-tax loss $30,150)......................      --         --          --              --      (17,834)         --
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $5,446)....      --         --          --              --        3,221          --
  Other comprehensive loss.................................      --         --          --         (21,055)     (21,055)         --
                                                                                                                 ------
Comprehensive income.......................................      --         --          --                       17,130          --
Cash dividend declared, $.489 per share....................      --         --     (30,227)             --       ------          --
Stock options exercised....................................     241      2,339          --              --                       --
2 for 1 stock split (28,193,407 shares)....................  28,193    (28,193)         --              --                       --
Treasury stock purchased...................................      --         --          --              --                  (15,961)
Sale of treasury stock.....................................      --      1,240          --              --                    5,752
                                                            _______________________________________________________________________
Ending balance, December 31, 1999..........................  56,411     85,784      48,491          (2,452)                 (21,878)
Comprehensive income
  Net income - 2000........................................      --         --      41,702              --       41,702          --

  Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $33,808)......................      --         --          --              --       20,037          --
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $4,985)....      --         --          --              --        2,954          --

  Other comprehensive income...............................      --         --          --          22,991       22,991          --

Comprehensive income.......................................      --         --          --                       64,693          --
Cash dividend declared, $.541 per share....................      --         --     (33,270)             --                       --
Stock options exercised....................................     270      1,523          --              --                       --
15% stock split (8,491,537 shares).........................   8,491     (8,491)         --              --                       --
Treasury stock purchased...................................      --         --          --              --                   (9,704)
Sale of treasury stock.....................................      --       (409)         --              --                    6,384
                                                            _______________________________________________________________________
Ending balance, December 31, 2000.......................... $65,172     78,407      56,923          20,539                  (25,198)
Per share data has been adjusted for a 15% stock split in 2000, a 2 for 1 stock split in 1999 and a 15% stock split in 1998.

See accompanying notes to consolidated financial statements.

                                         Consolidated Statements of Cash Flows

(dollars in thousands)                                                                         Years Ended December 31,
                                                                              ______________________________________________________
                                                                                      2000               1999                 1998
Increase/(decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income....................................................................  $   41,702             38,185               35,015
                                                                              _____________________________________________________
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization.............................................       2,739              2,229                2,532
    Gain on sales of fixed assets.............................................        (106)            (1,249)                (591)
    Provision for loan losses.................................................       4,114              5,063                4,610
    Provision for deferred tax (benefit)/expense..............................      (1,297)            (1,882)               1,405
    Net (gain)/loss on securities transactions................................       4,985              5,446                 (998)
    (Increase)/decrease in taxes receivable...................................       2,181                395                 (540)
    (Increase)/decrease in interest receivable................................        (550)               196                1,189
    Increase/(decrease) in interest payable...................................         725               (358)                (293)
    (Increase)/decrease in other assets.......................................      (1,954)           (11,198)               8,416
    Increase/(decrease) in accrued expenses...................................       3,677              5,776                 (464)
                                                                              ______________________________________________________
         Total adjustments....................................................      14,514              4,418               15,266
                                                                              ______________________________________________________
         Net cash provided by operating activities............................      55,216             42,603               50,281
                                                                              ____________________________________________________

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale..............     224,621            228,600               32,785
  Proceeds from maturities of securities available for sale...................      95,353            167,830              229,362
  Purchase of securities available for sale...................................    (248,302)          (360,891)            (372,006)
  Net increase in loans ......................................................    (109,250)           (33,583)             (32,904)
  Proceeds from sales of real estate owned ...................................       1,987              4,797                4,220
  Proceeds from sales of fixed assets.........................................         177              2,099                1,478
  Purchases of bank premises and equipment....................................      (2,740)            (2,266)              (1,832)
  Payment for purchase of Landmark Financial Corp., net of cash acquired......      (2,735)                --                   --
                                                                              ______________________________________________________
  Net cash provided by/(used in) investing activities.........................     (40,824)             6,586             (138,897)
Cash flows from financing activities:
  Net increase/(decrease) in deposits.........................................      (5,332)          (112,505)              85,551
  Net increase in short-term borrowings.......................................      39,216              4,858               20,074
  Repayment of long-term debt.................................................        (317)                --                   --
  Proceeds from exercise of stock options.....................................       1,793              2,580                  895
  Proceeds from sale of treasury stock........................................       5,975              6,992                5,395
  Payments to acquire treasury stock..........................................      (9,704)           (15,961)             (10,439)
  Dividends paid..............................................................     (32,089)           (29,570)             (25,671)
                                                                              ______________________________________________________
  Net cash (used in)/provided by financing activities.........................        (458)          (143,606)              75,805
                                                                              ______________________________________________________
Net increase/(decrease) in cash and cash equivalents..........................      14,934            (94,417)             (12,811)
Cash and cash equivalents at beginning of year................................     330,512            424,929              437,740
                                                                              ______________________________________________________
Cash and cash equivalents at end of year......................................   $ 345,446            330,512              424,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.................................................................   $  74,923             74,371               88,640
Income taxes paid.............................................................      19,506             20,281               18,273
Transfer of loans to real estate owned........................................       2,044              2,859                4,787
Increase in dividends payable.................................................       1,181                657                  930
Change in unrealized (gain)/loss on securities available for sale
  gross.......................................................................     (38,793)            35,595               (4,654)
Change in deferred tax effect on unrealized gain/(loss) on securities
  available for sale..........................................................      15,802            (14,540)               1,902
                                                                              ______________________________________________________
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of noncash assets acquired in Landmark Financial Corp.acquisition..     $25,541                 --                   --
Fair value of liabilities assumed in Landmark Financial Corp. acquisition.....      24,298                 --                   --

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) BASIS OF PRESENTATION
     The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo), ORE Subsidiary Corp., Trustco Savings Bank and Trustco Bank, National Association (Trustco Bank, National Association and Trustco Savings Bank are referred to as Trustco Banks or Banks) and its operating subsidiary Trustco Realty Corp., conform to general practices within the banking industry and are in conformity with generally accepted accounting principles. A description of the more significant policies follows.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION
     The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

SECURITIES AVAILABLE FOR SALE
     Securities available for sale are carried at approximate market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of shareholders' equity. Management maintains an available for sale portfolio in order to provide maximum flexibility in balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, are available for sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank, both of which are required holdings for the Company) are included in securities available for sale at cost since there is no readily available market value.
     The cost of debt securities available for sale is adjusted for amortization of premium and accretion of discount on a method that equates to the level yield.
     Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.

LOANS
     Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs, which are recognized as income over the applicable loan term.
     Nonperforming loans include nonaccrual loans, restructured loans, and loans which are 3 payments or more past due and still accruing interest. Generally, loans are placed in nonaccrual status either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Future payments received on nonperforming loans are recorded as interest income or principal reductions based upon management's ultimate expectation for collection. Loans may be removed from nonaccrual status when they become current as to principal and interest and have demonstrated a sustained ability to make loan payments in accordance with the contractual terms of the loan. Loans may also be removed from nonaccrual status when, in the opinion of management, the loan is expected to be fully collectable as to principal and interest.
     Impaired loans have been defined as commercial and commercial real estate loans in nonaccrual status and restructured loans.

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

REAL ESTATE OWNED
     Real estate owned are assets acquired through foreclosures on loans. Foreclosed assets held for sale are recorded on an individual basis at the lower of (1) fair value minus estimated costs to sell or (2) "cost" (which is the fair value at initial foreclosure). When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent write downs are included in noninterest expense.

                                      Notes to Consolidated Financial Statements

INCOME TAXES
     Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

DIVIDEND RESTRICTIONS
     Banking regulations restrict the amount of cash dividends which may be paid during a year by the Trustco Banks to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, Trustco Bank, National Association could pay cash dividends to the Parent Company in an amount that is slightly less than 2001 net profits. In addition, the Parent Company has $56.1 million of assets available to pay dividends to shareholders.

PENSION PLAN
     The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation.

STOCK OPTION PLANS
     The Company's stock option plans are accounted for in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans.


EARNINGS PER SHARE
     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, taking into consideration the effect of any dilutive stock options.

RECLASSIFICATION OF PRIOR YEAR STATEMENTS
     It is the Company's policy to reclassify prior year consolidated financial statements to conform to the current year presentation.

SEGMENT REPORTING
     During 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131). This statement requires the Company to report financial and other information about operating segments meeting certain quantitative and other requirements as defined.
     The Company's operations are exclusively in the financial services industry and include the provision of traditional banking services. Management evaluates the performance of the Company based on only one business segment, that of community banking. The Company operates solely in the geographical region of Upstate New York. In the opinion of management, the Company does not have any other reportable segments as defined by Statement 131.


(2)  ACQUISITION OF LANDMARK FINANCIAL CORPORATION
     During the third quarter of 2000, the Company acquired Landmark Financial Corporation of Canajoharie, New York and its wholly owned subsidiary Landmark Community Bank in a purchase business combination. The aggregate cost of the transaction was approximately $3.4 million. At the time of the acquisition, the fair value of Landmark's assets was $26.2 million and the fair value of liabilities was $24.3 million. Goodwill of approximately $1.5 million was recognized as a result of the acquisition.
     Subsequent to the acquisition, Landmark was renamed Trustco Savings Bank. The results of operations of Trustco Savings Bank are included in the Company's consolidated statements of income from the date of acquisition.

(3)  BALANCES AT OTHER BANKS
     The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $13.1 million and $11.5 million at December 31, 2000 and 1999, respectively.

(4)  SECURITIES AVAILABLE FOR SALE
     The amortized cost and approximate market value of the securities available for sale are as follows:


(dollars in thousands)                                      December 31, 2000
                                         _______________________________________________________
                                                           Gross        Gross        Approximate
                                         Amortized    Unrealized   Unrealized             Market
                                              Cost         Gains       Losses              Value
                                         _______________________________________________________
U.S. Treasuries and agencies..........    $184,848         4,721            7            189,562
States and political subdivisions.....     167,389         6,121          315            173,195
Mortgage-backed securities............     184,944         3,800          142            188,602
Other.................................         650            --           --                650
                                         _______________________________________________________
Total debt securities.................     537,831        14,642          464            552,009
Equity securities.....................      32,798        20,477           --             53,275
                                         _______________________________________________________
Total securities available for sale...    $570,629        35,119          464            605,284


(dollars in thousands)                                      December 31, 1999
                                         _______________________________________________________
                                                           Gross        Gross        Approximate
                                         Amortized    Unrealized   Unrealized             Market
                                              Cost         Gains       Losses              Value
                                         _______________________________________________________
U.S. Treasuries and agencies.........     $189,207           745        3,974            185,978
States and political subdivisions....      136,203           864        4,507            132,560
Mortgage-backed securities...........      211,450           302        6,194            205,558
Other................................       81,834            --        1,102             80,732
                                         _______________________________________________________
Total debt securities................      618,694         1,911       15,777            604,828
Equity securities....................       26,274         9,728           --             36,002
                                         _______________________________________________________
Total securities available for sale..     $644,968        11,639       15,777            640,830

     Federal Home Loan Bank stock and Federal Reserve Board stock included in equity securities at December 31, 2001 and 1999 was $15.4 million and $14.9 million, respectively. The following table distributes the debt securities included in the available for sale portfolio as of December 31, 2000, based on the securities' final maturity (mortgage-backed securities are stated using an estimated average life):

(dollars in thousands)                                              Approximate
                                                  Amortized              Market
                                                       Cost               Value
                                                  ______________________________
Due in one year or less.....................       $ 10,693               10,877
Due after one year through five years.......         51,957               53,878
Due after five years through ten years......        314,645              321,212
Due after ten years.........................        160,536              166,042
                                                  ______________________________
                                                   $537,831              552,009
                                                  ______________________________

     Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.
     The proceeds from sales and calls of securities, gross realized gains and gross realized losses from sales and calls during 2000, 1999 and 1998 are as follows:

(dollars in thousands)                                     December 31,
                                              __________________________________

                                                  2000        1999          1998
                                              __________________________________
Proceeds...............................        $224,621    228,600        32,785
Gross realized gains...................           2,223      1,204         1,000
Gross realized losses..................           7,208      6,650             2

     The amount of securities available for sale that have been pledged to secure short-term borrowings, public deposits, and for other purposes required by law amounted to $275.3 million and $274.5 million at December 31, 2000 and 1999, respectively.
     There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 2000 and 1999.

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of loans by category is as follows:

(dollars in thousands)                                    December 31,
                                                  ______________________________
                                                      2000                 1999
                                                  ______________________________
Commercial...........................            $ 199,516              193,530
Construction.........................               17,275               15,867
Residential mortgage loans...........            1,102,388              980,141
Home equity line of credit...........              130,725              138,339
Installment loans....................               26,134               22,891
                                                  ______________________________
Total loans..........................            1,476,038            1,350,768
Less: Unearned income................                  990                  959
      Allowance for loan losses......               56,298               55,820
                                                  ______________________________
Net loans............................           $1,418,750            1,293,989

     At December 31, 2000 and 1999, loans to executive officers, directors, and to associates of such persons aggregated $3.6 million. During 2000, new loans of $1.4 million were made and repayments of loans totalled $1.4 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
     TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.
     The following table sets forth information with regard to nonperforming loans:

(dollars in thousands)                                    December 31,
                                              __________________________________
                                                   2000       1999          1998
                                              __________________________________
Loans in nonaccrual status..............       $ 4,395       4,433         7,147
Loans contractually past due
  3 payments or more and still
     accruing interest..................           896         509         1,454
                                              __________________________________
Restructured loans......................         6,370       4,979         3,782
                                              __________________________________

   Total nonperforming loans............       $11,661       9,921        12,383


     Interest on nonaccrual and restructured loans of $1.0 million in 2000, $1.1 million in 1999, and $1.0 million in 1998 would have been earned in accordance with the original contractual terms of the loans. Approximately $631 thousand, $562 thousand, and $498 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 2000, 1999, and 1998, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

Transactions in the allowance for loan losses account are summarized as follows:

(dollars in thousands)                         For the years ended December 31,
                                             __________________________________
                                                 2000        1999          1998
                                             __________________________________
Balance at beginning of year.........         $55,820      54,375        53,455
Provision for loan losses............           4,114       5,063         4,610
Allowance of acquired bank...........             234          __            __
Loans charged off....................          (5,500)     (7,788)       (6,561)
Recoveries on loans
  previously charged off.............            1,630      4,170         2,871
                                             __________________________________
Balance at year end..................          $56,298     55,820        54,375
                                             __________________________________

     The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114 (Statement
114), "Accounting by Creditors for Impairment of a Loan" as amended. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products.
     There were no  nonaccrual  commercial  and  commercial  real  estate  loans classified as impaired loans at December 31, 2000 and 1999. Retail loans totalling $6.2 million as of December 31, 2000 and $4.7 million as of December 31, 1999 were restructured after the effective date of Statement 114 and, accordingly, are identified as impaired loans. None of the allowance for loan losses has been specifically allocated to these impaired loans because management believes that the collateral values support the loan balances.
     During 2000, 1999, and 1998, the average balance of impaired loans was $5.8 million, $5.0 million, and $4.0 million, respectively, and there was approximately $556 thousand, $433 thousand, and $412 thousand of interest income recorded on these loans in the accompanying consolidated statements of income.

(6) BANK PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, 2000 and 1999 follows:

(dollars in thousands)                                   2000              1999
                                                    ____________________________
Land................................                 $  2,959             2,915
Buildings...........................                   22,417            20,805
Furniture, fixtures and equipment...                   18,952            17,740
Leasehold improvements..............                    4,056             3,920
                                                    ____________________________
                                                       48,384            45,380
Accumulated depreciation and
  amortization......................                  (30,968)         ( 29,171)
                                                    ____________________________
Total...............................                  $17,416            16,209
                                                    ____________________________

     Depreciation and amortization expense approximated $2.0 million, $2.2 million, and $2.5 million for the years 2000, 1999, and 1998, respectively. Occupancy expense of Bank premises included rental expense of $1.5 million in both 2000 and 1999, and $1.4 million in 1998.

(7) SHORT-TERM BORROWINGS
     Short-term borrowings consisted of the following:
                                                           2000
                                          ______________________________________
(dollars in thousands)                                     Securities
                                             Trustco       Sold Under
                                          Short-Term    Agreements to
                                             Account       Repurchase      Total
                                          ______________________________________
Amount outstanding at
  December 31, 2000..................       $121,817           71,081    192,898
Maximum amount
  outstanding at any
   month end.........................        121,817           71,488    193,305
Average amount outstanding...........        102,597           61,517    164,114
Weighted average interest rate:
  For the year.......................          5.70%             4.58       5.28
  As of year end.....................          5.98              4.49       5.43


                                                           1999
                                          ______________________________________
(dollars in thousands)                                     Securities
                                             Trustco       Sold Under
                                          Short-Term    Agreements to
                                             Account       Repurchase      Total
                                          ______________________________________
Amount outstanding at
  December 31, 1999..................        $87,096           65,686    152,782
Maximum amount
  outstanding at any
  month end..........................        106,250           69,656    153,155
Average amount outstanding...........         93,450           53,217    146,667
Weighted average interest rate:
  For the year.......................          4.49%             3.34       4.07
  As of year end.....................          4.83              3.62       4.31

     The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Bank pledged for that purpose. Trustco has approximately $250 million of available lines of credit with the Federal Home Loan Bank.

(8) LONG-TERM DEBT
     Long-term debt at December 31, 2000 of $911 thousand consist of FHLB term loans with interest rates ranging from 5.18% to 6.29% and maturities ranging from January 2002 to October 2008. This debt was acquired as part of the Landmark Financial Corp. acquisition during 2000. The FHLB loans are collateralized with 1-4 family residential mortgages. There was no long-term debt outstanding as of December 31, 1999.

(9) INCOME TAXES
     A summary of income tax expense/(benefit) included in the consolidated statements of income follows:

                                                For the years ended December 31,
                                            ____________________________________
(dollars in thousands)                           2000         1999          1998
                                            ____________________________________
Current tax expense:
  Federal...........................          $19,620       18,248        14,498
  State.............................            2,514        3,358         3,532
                                            ____________________________________
Total current tax expense...........           22,134       21,606        18,030
Deferred tax expense/(benefit)......           (1,297)      (1,882)        1,405
                                            ____________________________________
Total income tax expense............          $20,837       19,724        19,435
                                            ____________________________________

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                            December 31,
                                                  _____________________________
(dollars in thousands)                                   2000              1999
                                                  _____________________________
                                                  Deductible/       Deductible/
                                                    (taxable)         (taxable)
                                                    temporary         temporary
                                                  differences       differences
                                                  _____________________________
Bond accounting........................               $  (605)            (380)
Benefits and deferred
  remuneration.........................                 5,560            5,013
Deferred loan fees, net................                   412              447
Difference in reporting the
  provision for loan losses,net........                24,383           23,982
Other income or expense
  not reported for tax purposes........                 8,851            8,390
Depreciable assets.....................                 1,689            1,546
Purchase accounting adjustments........                  (285)              __
Other items............................                 1,092              888
                                                  _____________________________
Total..................................                41,097           39,886
Valuation allowance....................                (1,182)          (1,182)
                                                  _____________________________
Net deferred tax asset
  at end of year.......................                39,915           38,704
Net deferred tax asset at
  beginning of year....................                38,704           36,822
                                                  _____________________________
Net increase in deferred tax asset.....                 1,211            1,882
Deferred tax asset acquired and purchase
accounting tax effect, net.............                    86               __
                                                  _____________________________
Deferred tax benefit...................              $  1,297            1,882
                                                  ______________________________

     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million at December 31, 2000 and 1999 is primarily reserved for federal and state tax law restrictions on the deductibility of certain temporary differences. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $39.9 million and $38.7 million at December 31, 2000 and 1999, respectively, will be realized.
     In addition to the deferred tax items described in the preceding table, the Company also has a deferred tax liability of $14.1 million at December 31, 2000, and a deferred tax asset of $1.7 million at December 31, 1999, relating to the net unrealized gains/(losses) on securities available for sale at the respective dates.
     The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:

                                                For the years ended December 31,
                                            ____________________________________
                                                 2000        1999          1998
                                            ____________________________________
Statutory federal income tax rate.......         35.0%       35.0          35.0
Increase/(decrease) in taxes
  resulting from:
   Tax exempt income....................         (4.1)       (4.0)         (3.7)
   State income tax, net of
    federal tax benefit.................          2.3         3.3           4.6
   Reduction in the tax rates...........           __         1.5            __
   Change in valuation reserve..........           __        (1.5)           __
   Other items..........................          0.1        (0.2)         (0.2)
                                            ____________________________________
Effective income tax rate...............         33.3%       34.1          35.7
                                            ____________________________________

(10) BENEFIT PLANS
(a) Retirement Plan
     The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock and fixed income common funds administered by Trustco Bank, National Association's Trust Department. The following tables set forth the plan's funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2000 and 1999:

CHANGE IN PROJECTED BENEFIT OBLIGATION:

(dollars in thousands)                                 2000               1999
                                                  ______________________________
Projected benefit obligation
  at beginning of year......................        $21,363             21,422
Service cost................................            825              1,012
Interest cost...............................          1,378              1,339
Benefits paid...............................         (1,648)            (1,212)
Assumption changes and other................           (380)             1,198
                                                  ______________________________
Projected benefit obligation
  at end of year............................        $21,538             21,363
                                                  ______________________________

CHANGE IN PLAN ASSETS AND RECONCILIATION OF FUNDED STATUS:

(dollars in thousands)                                 2000               1999
                                                 ______________________________
Fair value of plan assets at
  beginning of year........................         $37,186             33,794
Actual return/(loss) on plan assets........          (1,640)             4,604
Benefits paid..............................          (1,648)            (1,212)
                                                 ______________________________
Fair value of plan assets at end of year...          33,898             37,186
Funded status..............................          12,360             15,823
Unrecognized net actuarial gain............          (9,638)           (14,202)
Unrecognized prior service cost............             768                791
Unrecognized transition asset..............              __               (147)
                                                 ______________________________
Prepaid benefit cost.......................         $ 3,490              2,265
                                                 ______________________________

COMPONENTS OF NET PERIODIC PENSION BENEFIT:

                                               For the years ended December 31,
                                               _________________________________
(dollars in thousands)                             2000       1999         1998
                                               _________________________________
Service cost...............................     $   825      1,012          798
Interest cost..............................       1,378      1,339        1,215
Expected return on plan assets.............      (2,655)    (2,159)      (1,902)
Amortization of net gain...................        (649)      (368)        (308)
Amortization of unrecognized
  prior service cost/(benefit).............          23         24          (45)
Amortization of unrecognized
  transition asset.........................        (147)      (148)        (148)
                                               _________________________________
Net periodic pension benefit...............     $(1,225)      (300)        (390)

     The weighted average discount rate, the rate of increase in future compensation levels, and the expected long-term rate of return used in determining the actuarial present value of projected benefit obligations, are as follows:

                                                  2000       1999        1998
                                                 ______________________________
Weighted average discount rate ............       6.75%      6.75        6.00
Rate of increase in future
  compensation.............................       6.50       6.50        6.00
Expected long-term rate of return
  on assets................................       7.25       6.50        6.50

     The Company also has a defined contribution supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $3.4 million, $4.3 million, and $3.4 million in 2000, 1999, and 1998, respectively.
     Rabbi trusts have been established for certain benefit plans. These rabbi trust accounts are administered by the Company's Trust Department and invest primarily in the Trustco Short-Term Investment Account. These assets are reflected as other assets in the December 31, 2000 and 1999, consolidated statements of condition.

(b) Postretirement Benefits
     The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Bank provides a Medicare Supplemental program to retirees. Assets of the plan are invested primarily in common stock and fixed income common funds administered by the Company's Trust Department. The following tables show the plan's funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2000 and 1999.

CHANGE IN ACCUMULATED BENEFIT OBLIGATION:

                                                        Projected Post-
                                                      Retirement Benefits
                                                    ________________________
(dollars in thousands)                                  2000        1999
                                                    ________________________
Accumulated benefit obligation
  at beginning of year.....................           $6,570       6,183
Service cost...............................              253         262
Retiree contributions......................              110          87
Interest cost..............................              368         369
Benefits paid..............................             (218)       (172)
Assumption changes and other...............             (993)       (159)
                                                    ________________________
Accumulated benefit obligation
  at end of year...........................           $6,090       6,570
                                                    ________________________

CHANGE IN PLAN ASSETS AND RECONCILIATION OF FUNDED STATUS:

(dollars in thousands)                           2000      1999
                                              ___________________
Fair value of plan assets at
  beginning of year.......................     $13,213    11,881
Actual return/(loss) on plan assets.......        (696)    1,836
Retiree contributions.....................         110        87
Taxes.....................................        (754)     (419)
Benefits paid.............................        (218)     (172)
                                              ___________________
Fair value of plan assets at end of year..      11,655    13,213
                                              ___________________

Funded status.............................       5,565     6,643
Unrecognized net actuarial gain...........      (6,416)   (7,815)
                                              ___________________
Accrued benefit cost......................       $(851)   (1,172)
                                              ___________________

Components of Net Periodic Benefit:

                                                      For the years ended
                                                          December 31,
                                                   ________________________
(dollars in thousands)                               2000    1999     1998
                                                   ________________________
Service cost...................................     $ 253     262      203
Interest cost..................................       368     369      336
Expected return on plan assets.................      (568)   (454)    (398)
Amortization of net gain.......................      (374)   (277)    (260)
                                                   ________________________
Net periodic benefit...........................     $(321)   (100)    (119)
                                                   ________________________

    For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2001 and thereafter. A one percentage point increase in the assumed health care cost in each year would increase the accumulated postretirement benefit obligation, as of December 31, 2000, by approximately $1.0 million, and would increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000, by approximately $157 thousand. A one percentage point decrease in the assumed health care cost in each year would decrease the accumulated postretirement benefit obligation by approximately $762 thousand as of December 31, 2000, and would decrease the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $116 thousand.
     The weighted average assumptions used to determine the accumulated benefit obligation at December 31, 2000, 1999, and 1998 were:

                                             2000    1999    1998
                                           ________________________
Discount rate......................          6.75%   6.75    6.00
After tax return on plan assets....          4.30    3.84    3.84

(c) Incentive and Bonus Plans
     The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.1 million in both 2000 and 1999, and $1.4 million in 1998.
     The Company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $3.8 million, $3.3 million, and $3.0 million in 2000, 1999, and 1998, respectively.
     The Company has awarded 3.3 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control, allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

(d) Stock Option Plans
     At December 31, 2000, the Company has stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

(dollars in thousands
except per share data)                          2000        1999         1998
                                             __________________________________
  Net income:
    As reported.....................         $41,702      38,185       35,015
    Pro forma.......................          40,566      37,143       34,239
  Basic earnings per share:
    As reported.....................          $ .678        .618         .568
    Pro forma.......................            .660        .602         .555
  Diluted earnings per share:
    As reported.....................            .657        .594         .545
    Pro forma.......................            .638        .578         .534

     Pro forma net income and earnings per share reflect options granted since 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the pro forma net income and earnings per share amounts presented above for 1998 because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.
     Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 6.9 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 462 thousand shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over five years from the date the options are granted for the employee plan and they are immediately vested for the directors' plan. A summary of the status of TrustCo's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates are as follows:

                                     Outstanding Options   Exercisable Options
                                     _________________________________________
                                          Weighted              Weighted
                                           Average               Average
                                            Option                Option
                                       Shares    Price        Shares   Price
                                     _________________________________________
Balance, January 1, 1998...........   6,772,416   $ 4.81    4,694,375   $ 4.28
New options awarded - 1998.........     911,203    10.02      203,401    10.02
Cancelled options - 1998...........      20,942     5.90           --       --
Exercised options - 1998...........     194,718     3.64      194,718     3.64
Options became exercisable.........          --       --      824,596     5.58
                                     _________________________________________
Balance, December 31, 1998.........   7,467,959     5.47    5,527,654     4.71

New options awarded - 1999.........     822,250    11.50      182,850    11.50
Cancelled options - 1999...........          --       --           --       --
Exercised options - 1999...........     549,556     3.54      549,556     3.54
Options became exercisable.........          --       --      786,379     6.91
                                     _________________________________________
Balance, December 31, 1999.........   7,740,653     6.25    5,947,327     5.32

New options awarded - 2000.........     723,350    10.89      164,910    10.89
Cancelled options - 2000...........      75,515     9.80       75,515     9.80
Exercised options - 2000...........     306,812     5.04      306,812     5.04
Options became exercisable.........          --       --      939,609     8.64
                                     _________________________________________
Balance, December 31, 2000.........   8,081,676   $ 6.68    6,669,519   $ 5.89

     There were approximately 6.7 million, 5.9 million and 5.5 million of options that were exercisable at year end 2000, 1999 and 1998, respectively. The fair value of each option as of the grant date, estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 was as follows for options granted in the year indicated:

                                       _____________________________
                                          Employees'    Directors'
                                               Plan          Plan
                                       _____________________________
2000............................             $2.260         2.210
1999............................              2.357         2.287
1998............................              2.061         1.930

     The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                       _____________________________
                                          Employees'    Directors'
                                               Plan          Plan
                                       _____________________________
 Expected dividend yield:
     2000.........................             4.50%         4.50
     1999.........................             4.17          4.17
     1998.........................             4.12          4.12

 Risk-free interest rate:
     2000.........................             6.68          6.63
     1999.........................             5.96          5.92
     1998.........................             5.43          5.44

 Expected volatility rate:
     2000.........................            20.85         22.18
     1999.........................            20.91         21.95
     1998.........................            19.41         18.87
 Expected lives...................            7.5 years     6.0 years

     The following table summarizes information about the stock option plans for options outstanding at December 31, 2000:

                               ____________________________________________
                                                  Weighted
                                                   Average        Weighted
Range of                                         Remaining         Average
Exercise                            Options    Contractual        Exercise
Price                           Outstanding           Life           Price
                               ____________________________________________
Less than
   $5.00...................       2,766,930      2.8 years          $ 3.83
Between $5.01
   and $10.00..............       2,933,728      6.0 years            6.04
Greater than
   $10.01..................       2,381,018      8.9 years           10.77
                               ____________________________________________
Total......................       8,081,676      5.8 years          $ 6.68
                               ____________________________________________

     The following table summarizes information about the exercisable stock options at December 31, 2000:

                               ____________________________________________

                                                   Average        Weighted
Range of                                         Remaining         Average
Exercise                           Options     Contractual        Exercise
Price                          Outstanding            Life           Price
                               ____________________________________________
Less than
   $5.00...................      2,766,930       2.8 years          $ 3.83
Between $5.01
   and $10.00..............      2,764,606       6.0 years            5.99
Greater than
   $10.01..................      1,137,983       8.6 years           10.65
                               ____________________________________________
Total......................      6,669,519       5.1 years          $ 5.89

(11) COMMITMENTS AND CONTINGENT LIABILITIES
 (a)Leases
     The Banks lease certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.

(dollars in thousands)
2001.................$1,403
2002..................1,215
2003..................1,152
2004..................1,092
2005....................962
2006 and after....... 5,364
                    _______
                    $11,188

 (b)Litigation
     Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

 (c)Time Deposits
     At December 31, 2000, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year.........$588,192
1 to 2 years..........136,574
2 to 3 years..........149,718
3 to 4 years...........15,836
4 to 5 years............5,259
Over 5 years............1,097
                    __________
                     $896,676

(12)  EARNINGS PER SHARE
     A reconciliation of the component parts of earnings per share for 2000, 1999 and 1998 follows:

(dollars in thousands,                               Weighted
except per share data)                            Average Shares   Per share
                                         Income    Outstanding     Amounts
                                        _____________________________________
For the year ended
  December 31, 2000:
Basic EPS:
  Income available to
  common shareholders...............     $41,702       61,472         $.678
Effect of Dilutive Securities:
  Stock Options.....................          --        2,044            --
                                        _____________________________________
Diluted EPS.........................     $41,702       63,516         $.657
For the year ended
  December 31, 1999:
Basic EPS:
  Income available to
  common shareholders...............     $38,185       61,750         $.618
Effect of Dilutive Securities:
  Stock Options.....................          --        2,546            --
                                        _____________________________________
Diluted EPS.........................     $38,185       64,296         $.594
For the year ended
  December 31, 1998:
Basic EPS:
  Income available to
  common shareholders...............     $35,015       61,671         $.568
Effect of Dilutive Securities:
  Stock Options.....................          --        2,622            --
                                        _____________________________________
Diluted EPS.........................     $35,015       64,293         $.545
                                        _____________________________________

     The number of antidilutive stock options excluded from diluted Earnings Per Share for 2000 and 1999 was not significant. At December 31, 2000 there were no antidilutive stock options outstanding.

(13)  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's maximum exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 2000 and 1999 was $224.6 million and $232.1 million, respectively. Approximately 60% of these commitments were for variable rate products at the end of 2000.
     Letters of credit and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies, including obtaining collateral. The Bank's maximum exposure to credit loss for standby letters of credit at December 31, 2000 and 1999 was $1.4 million and $2.1 million, respectively. No losses are anticipated as a result of loan commitments or standby letters of credit.

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair values shown below represent management's estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual transactions.

(dollars in thousands)                       As of December 31, 2000
                                            _________________________
                                             Carrying            Fair
                                                Value           Value
                                            _________________________
Financial assets:
  Cash and cash equivalents ............   $  345,446         345,446
  Securities available for sale ........      605,284         605,284
  Loans.................................    1,418,750       1,475,906
  Accrued interest receivable...........       14,317          14,317
Financial liabilities:
  Demand deposits ......................      191,260         191,260
  Interest-bearing deposits ............    1,819,731       1,822,667
  Short-term Borrowings ................      192,898         192,898
  Long-term debt .......................          911             911
  Accrued interest payable..............        3,206           3,206


(dollars in thousands)                       As of December 31, 2000
                                            _________________________
                                             Carrying            Fair
                                                Value           Value
                                            _________________________
Financial assets:
  Cash and cash equivalents ............   $  330,512         330,512
  Securities available for sale ........      640,830         640,830
  Loans.................................    1,293,989       1,331,776
  Accrued interest receivable...........       15,704          15,704
Financial liabilities:
  Demand deposits ......................      155,313         155,313
  Interest-bearing deposits ............    1,839,596       1,841,050
  Short-term Borrowings ................      152,782         152,782
  Accrued interest payable..............        3,119           3,119

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

DEPOSIT LIABILITIES
     The fair values disclosed for noninterest bearing deposits, interest bearing checking accounts, savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit approximates fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity.

SHORT-TERM BORROWINGS, LONG-TERM DEBT AND OTHER FINANCIAL INSTRUMENTS
     The fair value of all short-term borrowings, long-term debt and other financial instruments approximates the carrying value.

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

(15) REGULATORY CAPITAL REQUIREMENTS
     Office of the Comptroller of the Currency (OCC) and the Office of Thrift Supervision (OTS) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2000 and 1999, Trustco Bank was required to maintain a minimum leverage ratio of Tier 1 (leverage) capital to total adjusted quarterly average assets of 4.00% and minimum ratios of Tier 1 capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
     The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.
     The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulator about capital components, risk weighting and other factors.
     Management believes that as of December 31, 2000 and 1999, Trustco Banks and Company met all capital adequacy requirements to which they were subject. Further, the most recent regulator notification categorized the Company as a well capitalized institution. There have been no conditions or events since that notification that management believes have changed the Company's capital classification.
     Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply. The following is a summary of actual capital amounts and ratios as of December 31, 2000 and 1999 for the Company and its principal subsidiary Trustco Bank, National Association:


(dollars in thousands)                         As of December 31, 2000
                                              _________________________
                                                 Amount           Ratio
                                              _________________________
Tier 1 (leverage) capital:
   Trustco Bank, NA...................        $ 145,325           6.17%
   TrustCo Bank Corp NY...............          174,267           7.31
Tier 1 risk-based capital:
   Trustco Bank, NA...................          145,325          12.04
   TrustCo Bank Corp NY...............          174,267          14.03
Total risk-based capital:
   Trustco Bank, NA...................          160,922          13.33
   TrustCo Bank Corp NY...............          190,301          15.32

(dollars in thousands)                         As of December 31, 1999
                                              _________________________
                                                 Amount           Ratio
                                              _________________________
Tier 1 (leverage) capital:
   Trustco Bank, NA...................        $147,518           6.24%
   TrustCo Bank Corp NY...............         168,808           7.15
Tier 1 risk-based capital:
   Trustco Bank, NA...................         147,518          11.95
   TrustCo Bank Corp NY...............         168,808          13.55
Total risk-based capital:
   Trustco Bank, NA...................         163,443          13.24
   TrustCo Bank Corp NY...............         184,877          14.84

(16) PARENT COMPANY ONLY
     The following statements pertain to TrustCo Bank Corp NY (Parent Company):

STATEMENTS OF INCOME
(dollars in thousands)                          Years Ended December 31,
                                          _______________________________
Income:                                      2000       1999        1998
                                          _______________________________
Dividends and interest
   from subsidiaries................      $44,361     38,654      30,378
 Gain on sale of securities.........        1,872      1,173         862
 Income from other investments......          932        689         453
                                          _______________________________
     Total income...................       47,165     40,516      31,693
Expense:
 Operating supplies.................           92         57          78
 Professional services .............          262         37          17
 Miscellaneous expense..............        2,525        312         107
                                          _______________________________
     Total expense..................        2,879        406         202
                                          _______________________________
Income before income
 taxes and undistributed
 net income of subsidiaries.........       44,286     40,110      31,491

Income tax expense..................          177        523         420
                                          _______________________________
Income before equity in
 undistributed net
 income of subsidiaries.............       44,109     39,587      31,071
(Distributions in excess of)/equity
 in undistributed net income of
 subsidiaries.......................       (2,407)    (1,402)      3,944
                                          _______________________________
Net income..........................      $41,702     38,185      35,015
                                          _______________________________

STATEMENTS OF CONDITION

(dollars in thousands)                              December 31,
                                            _______________________
Assets:                                          2000         1999
                                            _______________________
 Cash in subsidiary bank.................    $ 18,228       16,990
 Investments in subsidiaries.............     156,740      139,316
 Securities available for sale...........      37,915       21,066
 Other assets............................         220          212
                                            _______________________
      Total assets.......................    $213,103      177,584
                                            _______________________
Liabilities and shareholders' equity:
 Accrued expenses and other liabilities..    $ 17,260       11,228
                                            _______________________
      Total liabilities..................      17,260       11,228
                                            _______________________
Shareholders' equity.....................     195,843      166,356
                                            _______________________
      Total liabilities and shareholders'
      equity.............................    $213,103      177,584

STATEMENTS OF CASH FLOWS

(dollars in thousands)                       Years Ended December 31,
                                          _______________________________
                                              2000        1999       1998
                                          _______________________________
Increase/(decrease) in cash and
  cash equivalents:
Cash flows from operating activities:
Net income.............................   $ 41,702      38,185     35,015
                                          _______________________________
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Distributions in excess of/(equity
       in undistributed net income)
       of subsidiaries.................      2,407       1,402     (3,944)
   Gain on sales of securities.........     (1,872)     (1,173)      (862)
   Net change in other assets and
     accrued expenses..................      1,096        (733)       183
                                          _______________________________
     Total adjustments.................      1,631        (504)    (4,623)
                                          _______________________________
Net cash provided by operating
   activities..........................     43,333      37,681     30,392
                                          _______________________________
Cash flows from investing activities:
 Proceeds from sale of securities
   available for sale..................      5,488       3,715      3,530
 Purchase of securities available
   for sale............................     (9,716)     (2,385)    (1,761)
Investment in subsidiary...............       (400)         --         --
Decrease in noninterest bearing
  note receivable from subsidiary......         --          --      1,117
Purchase of Landmark Financial  Corp...     (3,442)         --         --
                                          _______________________________
      Net cash provided by/(used in)
       investing activities............     (8,070)      1,330      2,886
                                          _______________________________
Cash flows from financing activities:
 Proceeds from exercise of stock
  options..............................      1,793       2,580        895
 Dividends paid........................    (32,089)    (29,570)   (25,671)
 Payments to acquire treasury stock....     (9,704)    (15,961)   (10,439)
 Proceeds from sale of treasury
  stock................................      5,975       6,992      5,395
                                          _______________________________
      Net cash used in financing
       activities......................    (34,025)    (35,959)   (29,820)
                                          _______________________________
Net increase in cash and cash
      equivalents......................      1,238       3,052      3,458
Cash and cash equivalents at
  beginning of year....................     16,990      13,938     10,480
                                          _______________________________
Cash and cash equivalents at
  end of year..........................   $ 18,228      16,990     13,938
                                          _______________________________
Supplemental disclosure of
  cash flow information:

 Increase in dividends payable.........   $  1,181         657        930
 Change in unrealized (gain)/loss on
   available for sale securities -
   gross...............................    (10,749)      8,666     (4,591)
 Change in deferred tax effect on
  unrealized (gain)/loss on securities
  available for sale...................      4,391      (3,540)     1,876
                                          _______________________________

TrustCo Bank Corp NY
Officers and Board of Directors

OFFICERS

CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

VICE PRESIDENTS
Robert J. McCormickNancy A. McNamara

SECRETARY
Henry C. Collins

ASSISTANT SECRETARY
William M. McCartan

Board of Directors

Barton A. Andreoli
President
Towne Construction and Paving Corp.

Robert T. Cushing
Senior Vice President and Chief Financial Officer
Trustco Bank

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

Richard J. Murray, Jr.
Chief Executive Officer
R.J. Murray Co., Inc.

Kenneth C. Petersen
Retired President
Schenectady International, Inc.

William D. Powers
Chairman
New York Republican State Committee

William J. Purdy
President
Welbourne & Purdy Realty, Inc.


           Directors of TrustCo Bank Corp NY are also Directors of Trustco Banks

HONORARY DIRECTORS

Lionel O. Barthold          John S.Morris, Ph.D.       Edwin O. Salisbury
M. Norman Brickman          William H. Milton, III     William F. Terry
Caryl P. Haskins, Ph.D.     Daniel J. Rourke, M.D.     Harry E. Whittingham, Jr.
Bernard J. King             Anthony M. Salerno

                                                          Trustco Banks Officers


PRESIDENT AND CHIEFEXECUTIVE OFFICER
Robert A. McCormick

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Nancy A. McNamara

ADMINISTRATIVE VICE PRESIDENT, GENERAL COUNSEL  AND SECRETARY
Henry C. Collins

ADMINISTRATIVE VICE PRESIDENTS
Robert J. McCormick
John L. Pritchard
William M. McCartan

AUDITOR
John C. Fay

HUMAN RESOURCES ANDQUALITY CONTROL
Vice President
Cheri J. Parvis

BANK AND TRUST OPERATIONS, ACCOUNTING/FINANCE,
DATA PROCESSING,PURCHASING, COMPLIANCE
Senior Vice President and Chief Financial Officer
Robert T. Cushing

ACCOUNTING/FINANCE
Vice President
Linda C. Christensen

BANK/TRUST OPERATIONS
Vice Presidents
Jeffrey S. Farbaniec
Ann M. Noble

COMPLIANCE
Vice President
Donald J. Csaposs

DATA PROCESSING
Vice President
Karen A. DeFeo

LOAN DIVISION,INSTALLMENT LOANS/CREDIT CARDS,
TRUST DEPARTMENT, MARKETING AND COMMUNITY RELATIONS
Senior Vice President
Nancy A. McNamara

COMMERCIAL LOANS
Vice President
Deborah K. Appel

Commercial Loan Officers
Patrick M. Canavan
Paul R. Steenburgh

MORTGAGE LOANS
Vice President
Eric W. Schreck

Officers
Robert O. Breton
Michael J. Lofrumento

INSTALLMENT LOANS/CREDIT CARDS
Officer
Steven J. Fligg

TRUST DEPARTMENT
Administrative Vice President
William M. McCartan

Vice Presidents
Patrick S. LaPorta
Robert Scribner

Trust Officers
John P. Fulgan
Richard W. Provost

Senior Investment Officer
Peter L. Gregory

Investment Officer
Michael E. Barringer

MARKETING/COMMUNITY RELATIONS
Vice President
Robert M. Leonard

BRANCH ADMINISTRATION, RETIREMENT/GOVERNMENT ACCOUNTS,
PREMISES AND EXPENSE CONTROL
Administrative  Vice President
Robert J. McCormick

BRANCH ADMINISTRATION
Vice President
Scot R. Salvador

Officer
Thomas M. Poitras

PREMISES AND EXPENSE CONTROL
Vice President
George W. Wickswat

TRUSTCO SAVINGS BANK OFFICERS
President Gordon E. Coleman

Administrative Vice President
Robert J. McCormick

Vice President and Chief Financial Officer
Linda C. Christensen

Vice President and Chief Lending Officer
Donald J. Csaposs

Secretary
Henry C. Collins

Auditor
John C. Fay

BRANCH LOCATIONS

Altamont Ave. Office
1400 Altamont Ave.
Schenectady
Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave.
Rotterdam
Telephone: 355-1900

Bay Road Office
345 Bay Road
Queensbury
Telephone: 792-2691

Brandywine Office
State St. at Brandywine Ave.
Schenectady
Telephone: 346-4295

* Canajoharie Office
211 Erie Blvd.
Canajoharie
Telephone: 673-2012

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

Madison Avenue Office
1084 Madison Ave.
Albany
Telephone: 489-4711

Main Office
320 State St.
Schenectady
Telephone: 377-3311

Malta 4 Corners Office
2471 Route 9
Malta
Telephone: 899-1056

Malta Mall Office
43 Round Lake Road
Ballston Lake
Telephone: 899-1558

Mayfair Office
286 Saratoga Road
Glenville
Telephone: 399-9121

Mechanicville Office
9 Price Chopper Plaza
Mechanicville
Telephone:  664-1059

Milton Office
2 Trieble Ave.
Ballston Spa
Telephone: 885-0498

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

West Sand Lake Office
3707 NYRt. 43
West Sand Lake
Telephone: 674-3327

Wilton Mall Office
Route 50
Saratoga Springs
Telephone: 583-1716

Wolf Road Office
34 Wolf Road
Albany
Telephone: 458-7761

Wynantskill Office
134-136 Main Street, Rt. 66
Wynantskill
Telephone: 286-2674


*Trustco Savings Bank Branch

                                                             GENERAL INFORMATION
ANNUAL MEETING
Monday, May 14, 2001
10:00 AM
TrustCo Bank Corp NY
192 Erie Boulevard
Schenectady,NY 12305-1808

CORPORATE HEADQUARTERS
P.O. Box 380
Schenectady, New York 12301-0380
(518-377-3311)

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

EQUAL OPPORTUNITY AT TRUSTCO
Trustco Bank is an Affirmative Action Equal Opportunity Employer.

FORM 10-K
TrustCo Bank Corp NY will provide, without charge, a copy of its Form 10-K upon written request. Requests and related inquiries should be directed to Henry C. Collins, Secretary, TrustCo Bank Corp NY, P.O. Box 380, Schenectady, New York 12301-0380.

NASDAQ SYMBOL: TRST
The Corporation's common stock trades on The Nasdaq Stock MarketSM under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association
Schenectady, New York
Member FDIC

Trustco Financial Corp
and its Subsidiary
Trustco Savings Bank.
Canajoharie, NY
Member FDIC

ORE Subsidiary Corp.
Schenectady, New York

Trustco
Realty Corp
Schenectady, New York

TRANSFER AGENT
Trustco Bank
Securities Department
P.O. Box 380
Schenectady, New York
12301-0380


Trustco Bank is a registered service mark with the U.S. Patent & Trademark
Office.

                                    Exhibits

 Exhibit 21

                         LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank, National Association.                     Nationally chartered
                                                        banking association

ORE Subsidiary Corp.                                    New York corporation

Trustco Realty Corp.                                    New York corporation
(Subsidiary of Trustco Bank,
National Association)

Trustco Financial Corp                                  Delaware corporation

Trustco Savings Bank                                    Federally chartered
(Subsidiary of Trustco Financial Corp)                  banking association





Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

                                    Exhibits

                                                                     Exhibit 23
KPMG, LLP
515 Broadway
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 333-78811), and Form
S-3 (No. 333-75035), of TrustCo Bank Corp NY and subsidiaries, of our report dated January 19, 2001, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                                 /s/ KPMG LLP

March 23, 2001

                                    Exhibits

                                   Exhibit 24
                                POWER OF ATTORNEY

The undersigned persons do hereby appoint Henry C. Collins or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 2000 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                           /s/Lionel O. Barthold
__________________________                      _____________________
Barton A. Andreoli                              Lionel O. Barthold

/s/Robert T. Cushing                            /s/Joseph Lucarelli
___________________________                     _____________________
Robert T. Cushing                               Joseph Lucarelli

/s/Anthony J. Marinello                         /s/Robert A. McCormick
__________________________                      _____________________
Dr. Anthony J. Marinello                        Robert A. McCormick

/s/Nancy A. McNamara                            /s/James H. Murphy
__________________________                      __________________________
Nancy A. McNamara                               Dr. James H. Murphy

  /s/Richard J. Murray, Jr.                     /s/ Kenneth C. Petersen
  _____________________                         __________________________
  Richard J. Murray, Jr.                        Kenneth C. Petersen

  /s/William D. Powers                          /s/William J. Purdy
  _____________________                         __________________________
  William D. Powers                             William J. Purdy



Sworn to before me this
20th day of February 2001.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2002