Form 10-Q
period 2001-03-31
TRUSTCO BANK CORP N Y
filed 2001-05-14
CIK 357301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                 March 31, 2001

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

                                           Number of Shares Outstanding
             Class of Common Stock            as of April 30, 2001
          ---------------------------         ----------------------
                $1 Par Value                         62,036,325

                              TrustCo Bank Corp NY

                                      INDEX



Part I. FINANCIAL INFORMATION PAGE NO.
Item 1. Interim Financial Statements (Unaudited): Consolidated      1
Statements of Income for the Three Months Ended March 31, 2001
and 2000

Consolidated Statements of Financial Condition as of March 31,      2
2001 and December 31, 2000

Consolidated Statements of Cash Flows for the Three Months          3 - 4
Ended March 31, 2001 and 2000

Notes to Consolidated Interim Financial Statements                  5 - 7

Independent Accountants' Review Report                              8

Item 2. Management's Discussion and Analysis                        9 - 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk  17

Part II. OTHER INFORMATION
Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and Use of Proceeds -- None
Item 3. Defaults Upon Senior Securities --None
Item 4. Submissions of Matters to Vote of Security Holders -- None
Item 5. Other Information -- None

Item 6.Exhibits and Reports on Form 8-K


     (a) Exhibits - None


     (b) REPORTS ON FORM 8-K
     On April 17, 2001, TrustCo filed a Current Report on Form 8-K, regarding two press releases dated April 17, 2001, detailing first quarter inancial results.

                               TRUSTCO BANK CORP NY
                      Consolidated Statements of Income
                   (dollars in thousands, except per share data)


                                                            3 Months Ended
                                                               March 31
                                                          2001          2000
   Interest and dividend income:
    Interest and fees on loans                     $     30,042         27,432
    Interest on U. S. Treasuries and agencies             3,194          3,924
    Interest on states and political
     subdivisions                                         2,368          1,870
    Interest on mortgage-backed securities                3,594          3,753
    Interest and dividends on other securities              858          1,678
    Interest on federal funds sold                        3,773          3,587

       Total interest income                             43,829         42,244

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                            717            715
       Savings                                            3,940          4,294
       Money market deposit accounts                        399            401
       Time deposits                                     12,488         10,645
    Interest on short-term borrowings                     2,372          1,746
    Interest on long-term debt                               13          -----

      Total interest expense                             19,929         17,801

      Net interest income                                23,900         24,443
   Provision for loan losses                              1,495            850

      Net interest income after provision
       for loan losses                                   22,405         23,593

   Noninterest income:
    Trust department income                               2,063          2,086
    Fees for other services to customers                  2,308          2,059
    Net gain / (loss) on securities transactions          1,142         (1,049)
    Other                                                   813            706

     Total noninterest income                             6,326          3,802

   Noninterest expenses:
    Salaries and employee benefits                        6,623          6,372
    Net occupancy expense                                 1,329          1,185
    Equipment expense                                     1,348          1,215
    FDIC insurance expense                                   94            104
    Professional services                                   591            665
    Other real estate expenses / (income)                  (160)           (44)
    Other                                                 2,436          2,425

     Total noninterest expenses                          12,261         11,922

      Income before taxes                                16,470         15,473
   Applicable income taxes                                5,172          5,203

       Net income                                  $     11,298         10,270

Net income per Common Share:

       - Basic                                     $      0.183          0.167


       - Diluted                                   $      0.177          0.162

   Per share data is adjusted for the effect of the 15% stock split declared August, 2000.


   See accompanying notes to consolidated interim financial statements.


                               TRUSTCO BANK CORP NY
                   Consolidated Statements of Financial Condition
                      (dollars in thousands, except share data)


                                                                       3/31/01       2/31/00
  ASSETS:

 Cash and due from banks                                             $   53,356         45,956
 Federal funds sold                                                     297,492        299,490
                                                                     -----------     ----------
   Total cash and cash equivalents                                      350,848        345,446

 Securities available for sale:
  U. S. Treasuries and agencies                                         157,265        189,562
  States and political subdivisions                                     192,545        173,195
  Mortgage-backed securities                                            185,796        188,602
  Other                                                                  71,924         53,925
                                                                     -----------     ----------
   Total securities available for sale                                  607,530        605,284
                                                                     -----------     ----------
 Loans:
  Commercial                                                            205,906        199,728
  Residential mortgage loans                                          1,137,045      1,119,437
  Home equity line of credit                                            127,569        130,739
  Installment loans                                                      23,829         26,134
                                                                     -----------     ----------
   Total loans                                                        1,494,349      1,476,038
                                                                     -----------     ----------
 Less:
  Allowance for loan losses                                              56,783         56,298
  Unearned income                                                           954            990
                                                                     -----------     ----------
  Net loans                                                           1,436,612      1,418,750

 Bank premises and equipment                                             18,335         17,416
 Real estate owned                                                        2,209          1,911
 Other assets                                                            67,359         67,391
                                                                     -----------     ----------
    Total assets                                                     $2,482,893      2,456,198
                                                                     ===========     ==========

  LIABILITIES:

 Deposits:
  Demand                                                             $  182,174        191,260
  Interest-bearing checking                                             293,773        277,543
  Savings accounts                                                      603,513        588,595
  Money market deposit accounts                                          59,049         56,917
  Certificates of deposit (in denominations of
   $100,000 or more)                                                    129,008        123,211
  Time deposits                                                         752,112        773,465
                                                                     -----------     ----------
   Total deposits                                                     2,019,629      2,010,991

 Short-term borrowings                                                  209,709        192,898
 Long-term debt                                                             841            911
 Accrued expenses and other liabilities                                  52,702         55,555
                                                                     -----------     ----------
   Total liabilities                                                  2,282,881      2,260,355
                                                                     -----------     ----------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 65,795,522 and 65,172,317 shares issued March 31, 2001
   and December 31, 2000, respectively                                   65,796         65,172
 Surplus                                                                 79,819         78,407
 Undivided profits                                                       58,988         56,923
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                  21,866         20,539
 Treasury stock at cost - 3,895,683 and 3,801,267 shares at
   March 31, 2001 and December 31, 2000, respectively                   (26,457)       (25,198)
                                                                     -----------     ----------
   Total shareholders' equity                                           200,012        195,843
                                                                     -----------     ----------
   Total liabilities and shareholders' equity                        $2,482,893      2,456,198
                                                                     ===========     ==========

 See accompanying notes to consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,
                                                                 2001           2000
                                                               --------       --------
Cash flows from operating activities:
Net income..............................................       $11,298         10,270
                                                               --------       --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................          515            521
  Gain on sales of fixed assets..........................          ---            (48)
  Provision for loan losses..............................        1,495            850
  Loss on sale of securities available for sale..........          118          1,049
  Gain on sale of securities available for sale..........       (1,260)           ---
  Deferred tax benefit...................................       (1,297)          (418)
  Decrease in taxes receivable...........................        5,854          5,624
 (Increase)/decrease in interest receivable..............          312           (102)
  Increase/(decrease) in interest payable................         (192)           103
  Increase in other assets...............................       (5,897)        (8,394)
  Decrease in accrued expenses...........................       (2,687)        (3,091)
                                                               --------       --------
    Total adjustments....................................       (3,039)        (3,906)
                                                               --------       --------
Net cash provided by operating activities................        8,259          6,364
                                                               --------       --------
Cash flows from investing activities:

  Proceeds from sales and calls of securities
   available for sale....................................        67,257         49,799
  Purchase of securities available for sale..............       (67,065)       (73,051)
  Proceeds from maturities of securities
   available for sale....................................           964         14,083
  Net increase in loans..................................       (20,080)        (5,926)
  Proceeds from dispositions of real estate owned........           467            212
  Proceeds from sales of fixed assets....................          ---              53
  Capital expenditures...................................        (1,349)          (540)
                                                               --------       --------
    Net cash used in investing activities................       (19,806)       (15,370)
                                                               --------       --------
Cash flows from financing activities:

  Net increase/(decrease) in deposits....................         8,638         (3,851)
  Increase/(decrease) in short-term borrowings...........        16,811         (7,748)
  Repayment of long-term debt............................           (70)           ---
  Proceeds from exercise of stock options................         2,036            577
  Proceeds from sale of treasury stock...................         1,677          1,534
  Purchase of treasury stock.............................        (2,936)        (2,901)
  Dividends paid.........................................        (9,207)        (8,026)
                                                               --------       --------
    Net cash (used in)/provided by financing activities..        16,949        (20,415)
                                                               --------       --------
Net increase/(decrease) in cash and cash equivalents.....        5,402         (29,421)

Cash and cash equivalents at beginning of period.........       345,446        330,512
                                                               --------       --------
Cash and cash equivalents at end of period..............       $350,848        301,091
                                                               ========       ========

See accompanying notes to consolidated interim financial statements.       (Continued)


                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,
                                                                 2001            2000
                                                              --------         --------

  Interest paid..........................................      $ 20,121         17,698
  Income taxes paid......................................           899            ---
  Transfer of loans to real estate owned.................           723            241
  Increase/(decrease) in dividends payable...............            26             (8)
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes............        (2,260)        (4,605)
  Change in deferred tax effect on unrealized gain
   on securities available for sale......................           933          1,879



































See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1. FINANCIAL STATEMENT  PRESENTATION

In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2000 Annual Report to Shareholders on Form 10-K. 2. EARNINGS PER SHARE A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2001 and 2000 follows:


                                                          Weighted Average
  In thousands,                                      Net       Shares    Per Share
  (except per share data)                          Income   Outstanding   Amounts
                                                   -------  -----------   --------

  For the quarter ended March 31, 2001:
Basic EPS:
  Net income available to
  Common shareholders .....................      $11,298       61,592     $.183

  Effect of Dilutive Securities:
  Stock options ...........................           --        2,256        --

                                                 -------       ------     -----
  Diluted EPS .............................      $11,298       63,848     $.177
                                                 =======       ======     =====

  For quarter ended March 31, 2000:

Basic EPS:
Net income available to
Common shareholders ......................       $10,270       61,461     $.167

Effect of Dilutive Securities:
Stock options ............................            --        2,007        --

                                                 -------       ------     -----
Diluted EPS ..............................       $10,270       63,467     $.162
                                                 =======       ======     =====

  Share and per share data have been adjusted for the 15% stock split declared in August 2000.

3.  COMPREHENSIVE  INCOME

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (Statement 130). This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items, minimum pension liability adjustments, and certain derivitive gains and losses. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month period ended March 31, 2001 and 2000 was $12,625,000 and $12,996,000 respectively. The following summarizes the components of other comprehensive income:


                                                                                (dollars in thousands)
 Unrealized gains on securities:
 Unrealized net holding
  Gains arising during the three months ended March 31, 2001, net of tax
  (pre-tax gain of $3,402).                                                              $2,002

  Less reclassification adjustment for net gain realized in net income during the three months ended March 31, 2001, net of tax
  (pre-tax gain of $1,142).                                                                 675

                                                                                  --------------
  Other comprehensive income - three months ended March 31, 2001
                                                                                         $1,327
                                                                                  ==============

  Unrealized net holding gains arising during the three months ended March 31,
  2000, net of tax (pre-tax gain of $3,594).
                                                                                         $2,128
  Less reclassification adjustment for net loss realized in net income during the three months ended March 31, 2000 net of tax
  (pre-tax loss of $1,011).                                                               (598)
                                                                                  --------------

  Other comprehensive income - three months ended March 31, 2000
                                                                                         $2,726
                                                                                  ==============

4.       IMPACT OF CHANGES IN ACCOUNTING STANDARDS

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

The adoption of Statement 133 as of January 1, 2001 did not have a material effect on the Company's consolidated financial statements, as the Company had no derivitive instruments or embedded derivitives at adoption or at any time during the first quarter of 2001. If the Company were to invest in derivative investments, there may be increased volatility in net income and shareholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with Statement 133.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under Statement 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for certain disclosures in the fiscal year ended December 31, 2000, and for certain transactions occurring after March 31, 2001. The adoption of Statement 140 did not have, and is not expected to have, a material effect on the Company's consolidated financial statements.

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2001, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
April 13, 2001

Trustco Bank Corp NY
Management's Discussion and Analysis
March 31, 2001

                              TRUSTCO BANK CORP NY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                 MARCH 31, 2001

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2001, with comparisons to 2000 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in 2000.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2001 and 2000.

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

OVERVIEW
TrustCo recorded net income of $11.3 million, or $0.177 of diluted earnings per share for the three months ended March 31, 2001, as compared to net income of $10.3 million or $0.162 of diluted earnings per share in the same period in 2000.

The primary factors accounting for the year to date increases were:

` Increase in interest earning assets of $60.2 million to $2.33 billion in 2001 as compared to $2.27 billion in 2000,

` Net securities transactions resulting in $1.1 million of gains in 2001 as compared to $1.0 million of losses in 2000, and

 .    Increases in noninterest income from $4.9 million to $5.2 million in 2001.

These positive factors affecting net income were partially offset by:

`    Decrease in net interest margin from 4.47% in 2000 to 4.28% in 2001,

` Increase in the provision for loan losses from $850 thousand in 2000 to $1.5 million in 2001, and

`    Increase in noninterest expense of $339 thousand to $12.3 million.

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

EARNING ASSETS
Total interest earning assets increased to $2.33 billion in 2001 from $2.27 billion in 2000 with an average yield of 7.74% in 2001 and 7.62% in 2000. Income on earning assets increased by $1.8 million during this same time-period from $43.3 million in 2000 to $45.1 million in 2001. The increase in interest income on earning assets was attributable to both the increase in yield on these assets and the increase in average balances.

LOANS
The average balance of loans was $1.48 billion in 2001 and $1.35 billion in 2000. The yield on loans decreased slightly from 8.13% in 2000 to 8.12% in 2001. The combination of the higher average balances and the slightly lower rates resulted in an increase in the interest income on loans by $2.6 million.

Within the category of loans, the average commercial loan balances increased by $9.6 million, residential mortgage loans increased by $127.7 million, home equity lines of credit decreased by $8.4 million, and the installment loan portfolio increased by $2.4 million. These changes continue to reflect the competitive environment that exists for loans and the emphasis that TrustCo has for the residential mortgage loan products.

SECURITIES AVAILABLE FOR SALE
Securities available for sale had an average balance of $582.3 million during the quarter ended March 31, 2001, as compared to $667.8 million in 2000. These balances earned an average yield of 7.72% in 2001 and 7.29% in 2000. This resulted in interest income on the securities available for sale of $11.2 million in 2001 and $12.2 million in 2000. The decrease in average balances during the quarter caused a $4.6 million decrease in the interest income, which was offset by a $3.7 million increase in interest income due to the increase in the average rates.

Most of the decrease in the balances of securities available for sale was centered in the categories of U.S. Treasuries and agencies, mortgage-backed securities and other securities, which decreased by $46.7 million, $19.1 million and $55.8 million, respectively between the first quarter of 2000 and 2001. Investments in obligations of states and political subdivisions increased $36.0 million on average.

FEDERAL FUNDS SOLD
The 2001 first quarter average balance of federal funds sold was $268.2 million, $17.5 million more than the $250.7 million in 2000. The portfolio yield decreased to 5.71% in 2001, compared to 5.76% in 2000. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $186 thousand from $3.6 million in 2000 to $3.8 million in 2001.

FUNDING OPPORTUNITIES
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) decreased to $1.82 billion during 2001, and the average rate paid increased to 3.91% for 2001 from 3.53% for 2000. Total interest expense on these deposits increased $1.5 million to $17.5 million.

Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $50.6 million between the first quarter of 2000 and 2001. Total interest expense on this account increased by $626 thousand in 2001, and the average rate paid increased 11 basis points to 4.82%.

Demand deposit balances increased by 10.0% during the period from the first quarter of 2000 to the first quarter of 2001. The average balance was $176.1 million in 2000, and $160.1 million in 2000.

NET INTEREST INCOME
Taxable equivalent net interest income decreased to $25.2 million in 2001. The net interest spread also decreased 26 basis points between 2000 and 2001 and the net interest margin decreased by 19 basis points.

NONPERFORMING ASSETS
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of March 31, 2001.

Nonperforming loans: Total nonperforming loans were $11.1 million at March 31, 2001, an increase from the $ 10.1 million of nonperforming loans at March 31, 2000. Nonaccrual loans were $5.5 million at March 31, 2001 an increase from the $4.4 million at March 31, 2000. Restructured loans were $5.1 million at March 31, 2001 compared to $5.6 million at March 31, 2000.

Virtually all of the nonperforming loans at March 31, 2001 and 2000 are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Total impaired loans at March 31 2001 of $5.6 million, consisted of restructured retail loans. During the first quarter of 2001, there were $248 thousand of commercial loan charge offs, $140 thousand of consumer loan charge offs and $1.2 million of residential mortgage loan charge offs as compared with $433 thousand of commercial loan charge offs, $149 thousand of consumer loan charge offs and $976 thousand of residential mortgage loan charge offs in the first quarter of 2000. Recoveries during the quarter were $559 thousand in 2001 and $611 thousand in 2000.

Real estate owned: Total real estate owned of $2.2 million at March 31, 2001 increased by $611 thousand since March 31, 2000.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 2001, the allowance for loan losses was $56.8 million, which represents a slight increase from the $56.3 million in the allowance at December 31, 2000. The allowance represents 3.80% of the loan portfolio as of March 31, 2001 compared to 4.11% at March 31, 2000. The provision charged to expense was $1.5 million compared to $850 thousand for 2000.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

` The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

` The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

 .    Changes in  underwriting  standards in the competitive  environment  that
     TrustCo operates in,

 .    Significant  growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

 .    The relatively weak economic  environment in the upstate New York territory combined with declining real estate prices.

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

NONINTEREST INCOME
Total noninterest income for the first quarter was $6.3 million, compared to $3.8 million in 2000. Included in both the 2001 and 2000 first quarter results are net securities gains of $1.1 million in 2001, and net securities losses of $1.0 million in 2000. Once these securities transactions are removed, total noninterest income increased from $4.9 million in 2000 to $5.2 million in 2001.

NONINTEREST EXPENSES
Total noninterest expense was $12.3 million for 2001 compared to $11.9 million in 2000. The Company's efficiency ratio was 39.56% in 2001 and 38.31% in 2000.

INCOME TAXES
In the first quarter of 2001 and 2000, TrustCo recognized income tax expense of $5.2 million. The effective tax rate was 31.4% for 2001 and 33.6% for 2000.

CAPITAL RESOURCES
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2001 was $200.0 million, an increase from the $195.8 million at year-end 2000. The change in shareholders' equity for the first quarter 2001 reflects a $1.3 million increase in the net unrealized gain on securities available for sale, $2.1 million of net earnings retained by the Company, and a $2.0 million increase in capital and surplus resulting from stock options exercised, partially offset by a $1.3 million increase in treasury stock.

TrustCo declared dividends of $0.150 in 2001, compared with $0.130 in 2000. These results represent a dividend payout ratio of 81.72% in 2001 and 78.07% in 2000. The Company achieved the following ratios as of March 31, 2001 and 2000:

                                             March 31,       Minimum Regulatory
                                        2001          2000      Guidelines
        Tier 1 risk adjusted
                 capital               13.75%        13.66        4.00

        Total risk adjusted
                 capital               15.04         14.95        8.00


In addition, at March 31, 2001 and 2000, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.24%.

                                        TrustCo Bank Corp NY
                               Management's Discussion and Analysis
                                       STATISTICAL DISCLOSURE

               I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                             INTEREST RATES AND INTEREST DIFFERENTIAL

                    The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of the Registrant and the Bank (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $21.4 million in 2001 and $11.6 million in 2000. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.


                                                 First Quarter                 First Quarter
                                                     2001                          2000

                                          Average             Average     Average               Average Change in  Variance Variance
(dollars in thousands)                    Balance  Interest    Rate       Balance     Interest    Rate  Interest   Balance   Rate
                                                                                                         Income/    Change   Change
               Assets                                                                                    Expense
Commercial loans.....................$    202,992    4,459     8.81%   $   193,417  $   4,272     8.84%     187       287     (100)
Residential mortgage loans............  1,128,368   22,113     7.84%     1,000,667     19,535     7.81%   2,578     2,502       76
Home equity lines of credit ..........    129,339    2,761     8.66%       137,707      2,953     8.60%    (192)     (314)     122
Installment loans.....................     23,777      749    12.77%        21,381        718    13.47%      31       225     (194)
                                        ---------   ------               ---------     ------            -------     -----    -----
Loans, net of unearned income.........  1,484,476   30,082     8.12%     1,353,172     27,478     8.13%   2,604     2,700      (96)

Securities available for sale:
 U.S. Treasuries and agencies.........    166,373    3,204     7.70%       213,034      3,933     7.38%    (729)   (1,742)   1,013
 Mortgage-backed securities...........    193,456    3,594     7.43%       212,541      3,753     7.06%    (159)   (1,088)     929
 States and political subdivisions....    174,297    3,485     8.00%       138,277      2,770     8.01%     715       752      (37)
 Other ...............................     48,132      951     7.93%       103,952      1,715     6.60%    (764)   (2,564)   1,800
                                       ---------    ------               ---------     ------            -------     -----   -----
   Total securities available for sale.   582,258   11,234     7.72%       667,804     12,171     7.29%    (937)   (4,642)   3,705

Federal funds sold....................    268,162    3,773     5.71%       250,659      3,587     5.76%     186       385     (199)
Other short-term investments..........     ----        ---      ---          3,025         45     5.96%     (45)      (45)     ---
                                       ---------    ------               ---------     ------            -------     -----   -----
  Total Interest earning assets.......  2,334,896   45,089     7.74%     2,274,660     43,281     7.62%   1,808    (1,602)   3,410
Allowance for loan losses.............    (57,024)  ------                 (56,480)    ------            -------     -----   -----
Cash and non-interest earning assets..    163,655                          129,027
                                       ---------                         ---------
  Total assets.......................$  2,441,527                      $ 2,347,207
                                       =========                         =========
Liabilities and shareholders' equity
Deposits:
 Interest bearing checking...........$    273,690      717     1.06%   $   269,975        715     1.07%       2        15      (13)
 Money market accounts................     59,310      399     2.73%        59,052        401     2.73%      (2)       (2)     ---
 Savings..............................    591,545    3,940     2.70%       638,868      4,294     2.70%    (354)     (354)     ---
 Time deposits........................    893,426   12,488     5.67%       861,702     10,645     4.97%   1,843       382    1,461
                                       ---------     ------              ---------     ------            -------     -----    -----
  Total time deposits.................  1,817,971   17,544     3.91%     1,829,597     16,055     3.53%   1,489        41    1,448
Short-term borrowings.................    199,622    2,372     4.82%       149,042      1,746     4.71%     626       586       40
Long-term debt..................              873       13     5.91%         ----         ---      ---       13        13      ---
                                        ---------   ------               ---------     ------            -------     -----    -----
  Total interest bearing liabilities..  2,018,466   19,929     4.00%     1,978,639     17,801     3.62%   2,128       640    1,488
Demand deposits.......................    176,129   ------                 160,051     ------            -------     -----    -----
Other liabilities.....................     48,661                           43,040
Shareholders' equity..................    198,271                          165,477
                                       ---------                         ---------
  Total liab. & shareholders' equity.$  2,441,527                      $ 2,347,207
                                        =========                        =========
Net interest income...................              25,160                             25,480              (320)   (2,242)   1,922
                                                    ------                             ------            -------    -----    -----
Net interest spread...................                       3.74%                              4.00%

Net interest margin (net interest
 income to total interest earning
   assets)............................                       4.28%                              4.47%

Tax equivalent adjustment                           1,260                               1,037
                                                   ------                              ------
   Net interest income per book.......           $ 23,900                          $   24,443
                                                   ======                              ======

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in the Company's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  May 11, 2000                       By: /s/Robert A. McCormick
                                             --------------------------
                                                 Robert A. McCormick
                                                 President and
                                                 Chief Executive Officer


  Date: May 11, 2000                        By: /s/ Robert T. Cushing
                                             --------------------------
                                                 Robert T. Cushing
                                                 Vice President and Chief
                                                 Financial Officer

(a)      Exhibits - None