Form 10-Q
period 2001-06-30
TRUSTCO BANK CORP N Y
filed 2001-08-15
CIK 357301

THIS DOCUMENT IS A COPY
                                                       OF THE FORM 10-Q FILED ON
                                                       AUGUST 15, 2001 PURSUANT
                                                       TO A RULE 201 TEMPORARY
                                                       HARDSHIP EXEMPTION

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                                  June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
Class of Common Stock                                  as of July 31, 2001
---------------------                              ----------------------------
    $1 Par Value                                            61,866,878

                              TrustCo Bank Corp NY

                                      INDEX


  Part I.         FINANCIAL INFORMATION                                 PAGE NO.

_______________________________________________________________________________

  Item 1.   Interim Financial Statements (Unaudited): Consolidated
            Statements of Income for the Three Months and Six Months Ended     1
            June 30, 2001 and 2000

            Consolidated Statements of Financial Condition as of June 30,
            2001 and December 31, 2000                                         2

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2001 and 2000                                         3 - 4

            Notes to Consolidated Interim Financial Statements             5 - 8

            Independent Accountants' Review Report                            10

  Item 2.   Management's Discussion and Analysis                         11 - 22

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

  Part II.  OTHER INFORMATION
  Item 1.   Legal Proceedings - None
  Item 2.   Changes in Securities and use of Proceeds - None
  Item 3.   Defaults Upon Senior Securities - None
  Item 4.   Submissions of Matters to Vote of Security  Holders - Annual
            Meeting                                                           34
  Item 5.   Other Information - None

  Item 6.Exhibits and Reports on Form 8-K

(a)      Exhibits

Reg S-K (Item 601)
Exhibit No.               Description
Page No.
________________________________________________________________________________

10(a)   Amendment No. 6 to Employment agreement between
        Trustco Bank, National Association and TrustCo Bank
        Corp NY and Robert A. McCormick                                       26

10(b)   Amendment No. 2 to Second Restatement of Trustco
        Bank Supplemental Retirement Plan                                     28

10(c)   Amendment No. 3 to Restatement of Trustco Bank
        Executive Officer Incentive Plan                                      30

10(d)   Amendment No. 4 to Restated Agreement for
        Supplemental Retirement Benefits for
        Robert A. McCormick                                                   32

22      Submission of Matters to Vote of Security
        Holders - Annual Meeting                                              34


(b)    Reports on Form 8-K

      Filing of Form 8-K on May 16, 2001, regarding May 15, 2001, letter to shareholders which contained discussion of May 14, 2001, annual meeting of shareholders, and a press release dated May 15, 2001, declaring a cash dividend of $0.15 per share payable on July 2, 2001, to shareholders of record June 8, 2001, is incorporated herein by reference.

      Filing of Form 8-K on July 17, 2001, regarding two press releases dated July 17, 2001, detailing second quarter financial results, is incorporated herein by reference.

                              TRUSTCO BANK CORP NY
                        Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                         3 Months Ended            6 Months Ended
                                                            June 30                    June 30
                                                     ---------------------       -------------------
                                                       2001          2000         2001         2000
                                                     --------       ------       ------       ------
   Interest and dividend income:
    Interest and fees on loans .................     $ 29,747       27,779       59,789       55,211
    Interest on U. S. Treasuries and agencies ..        2,706        3,947        5,900        7,871
    Interest on states and political
     subdivisions ..............................        2,664        1,966        5,032        3,836
    Interest on mortgage-backed securities .....        2,884        3,850        6,478        7,603
    Interest and dividends on other securities .        1,205        1,610        2,063        3,288
    Interest on federal funds sold .............        3,251        3,880        7,024        7,467
                                                     --------       ------       ------       ------
       Total interest income ...................       42,457       43,032       86,286       85,276
                                                     --------       ------       ------       ------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking ...............          742          728        1,459        1,443
       Savings .................................        4,092        4,268        8,032        8,562
       Money market deposit accounts ...........          418          380          817          781
       Time deposits ...........................       11,606       10,814       24,094       21,459
    Interest on short-term borrowings ..........        1,893        2,035        4,265        3,781
    Interest on long-term debt .................           11           --           24           --
                                                     --------       ------       ------       ------
      Total interest expense ...................       18,762       18,225       38,691       36,026
                                                     --------       ------       ------       ------

      Net interest income ......................       23,695       24,807       47,595       49,250
   Provision for loan losses ...................        1,120          800        2,615        1,650
                                                     --------       ------       ------       ------

      Net interest income after provision
       for loan losses .........................       22,575       24,007       44,980       47,600
                                                     --------       ------       ------       ------

   Noninterest income:
    Trust department income ....................        1,967        2,184        4,030        4,270
    Fees for other services to customers .......        2,655        2,303        4,963        4,362
    Net gain / (loss) on securities transactions        2,067       (2,320)       3,209       (3,369)
    Other ......................................          792          888        1,605        1,594
                                                     --------       ------       ------       ------

     Total noninterest income ..................        7,481        3,055       13,807        6,857
                                                     --------       ------       ------       ------
   Noninterest expenses:
    Salaries and employee benefits .............        6,600        5,736       13,223       12,108
    Net occupancy expense ......................        1,471        1,187        2,800        2,372
    Equipment expense ..........................          972        1,078        2,320        2,293
    FDIC insurance expense .....................           94          102          188          206
    Professional services ......................          726          897        1,317        1,562
    Other real estate expenses / (income) ......          (28)        (258)        (188)        (302)
    Other ......................................        3,105        2,690        5,541        5,115
                                                     --------       ------       ------       ------

     Total noninterest expenses ................       12,940       11,432       25,201       23,354
                                                     --------       ------       ------       ------

      Income before taxes ......................       17,116       15,630       33,586       31,103
   Applicable income taxes .....................        5,444        5,133       10,616       10,336
                                                     --------       ------       ------       ------

       Net income ..............................     $ 11,672       10,497       22,970       20,767
                                                     ========       ======       ======       ======

Net income per Common Share:
       - Basic .................................     $  0.189        0.171        0.372        0.338
                                                     ========       ======       ======       ======

       - Diluted ...............................     $  0.182        0.166        0.359        0.327
                                                     ========       ======       ======       ======

      Per share data is adjusted for the effect of the 15% stock split declared August, 2000.

      See accompanying notes to consolidated interim financial statements.

                              TRUSTCO BANK CORP NY
                 Consolidated Statements of Financial Condition
                    (dollars in thousands, except share data)

                                                                  6/30/01         12/31/00
                                                                -----------      ----------
  ASSETS:
                                                                (Unaudited)
 Cash and due from banks ..................................     $    44,370          45,956

 Federal funds sold .......................................         277,292         299,490
                                                                -----------      ----------

   Total cash and cash equivalents ........................         321,662         345,446

 Securities available for sale:
  U. S. Treasuries and agencies 147,857 ...................         189,562
  States and political subdivisions .......................         223,924         173,195
  Mortgage-backed securities ..............................         109,740         188,602
  Other ...................................................         122,936          53,925
                                                                -----------      ----------

   Total securities available for sale ....................         604,457         605,284
                                                                -----------      ----------

 Loans:
  Commercial ..............................................         202,444         199,728
  Residential mortgage loans ..............................       1,164,153       1,119,437
  Home equity line of credit ..............................         124,998         130,739
  Installment loans .......................................          22,543          26,134
                                                                -----------      ----------

   Total loans ............................................       1,514,138       1,476,038
                                                                -----------      ----------
 Less:
  Allowance for loan losses ...............................          56,944          56,298
  Unearned income .........................................             913             990
                                                                -----------      ----------

  Net loans ...............................................       1,456,281       1,418,750

 Bank premises and equipment ..............................          19,135          17,416
 Real estate owned ........................................           1,659           1,911
 Other assets .............................................          68,607          67,391
                                                                -----------      ----------

    Total assets ..........................................     $ 2,471,801       2,456,198
                                                                ===========      ==========

  LIABILITIES:

 Deposits:
  Demand ..................................................     $   188,223         191,260
  Interest-bearing checking ...............................         276,909         277,543
  Savings accounts ........................................         614,371         588,595
  Money market deposit accounts ...........................          62,558          56,917
  Certificates of deposit (in denominations of
   $100,000 or more) ......................................         131,209         123,211
  Time deposits ...........................................         737,425         773,465
                                                                -----------      ----------

   Total deposits .........................................       2,010,695       2,010,991

 Short-term borrowings ....................................         204,522         192,898
 Long-term debt ...........................................             770             911
 Accrued expenses and other liabilities ...................          54,780          55,555
                                                                -----------      ----------

   Total liabilities ......................................       2,270,767       2,260,355
                                                                -----------      ----------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 65,798,563 and 65,172,317 shares issued June 30, 2001
   and December 31, 2000, respectively ....................          65,799          65,172
 Surplus ..................................................          79,838          78,407
 Undivided profits ........................................          61,395          56,923
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale ...          22,777          20,539
 Treasury stock at cost - 4,093,038 and 3,801,267 shares at
   June 30, 2001 and December 31, 2000, respectively ......         (28,775)        (25,198)
                                                                -----------      ----------

   Total shareholders' equity .............................         201,034         195,843
                                                                -----------      ----------

   Total liabilities and shareholders' equity .............     $ 2,471,801       2,456,198
                                                                ===========      ==========

      See accompanying notes to consolidated interim financial statements.

                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                       2001          2000
                                                             ---------      --------
Cash flows from operating activities:
Net income .............................................     $  22,970        20,767
                                                             ---------      --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization ........................         1,070           976
  Gain on sales of fixed assets ........................            --           (52)
  Provision for loan losses ............................         2,615         1,650
  Loss on sale of securities available for sale ........           355         3,817
  Gain on sale of securities available for sale ........        (3,540)         (361)
  Provision for deferred tax expense/(benefit) .........        (1,297)           98
  Decrease in taxes receivable .........................         3,844         1,218
  Increase in interest receivable ......................           (34)         (729)
  Increase/(decrease) in interest payable ..............          (605)          168
  Increase in other assets .............................        (5,446)       (5,521)
  Decrease in accrued expenses .........................          (228)         (407)
                                                             ---------      --------
    Total adjustments ..................................        (3,266)          857
                                                             ---------      --------
Net cash provided by operating activities ..............        19,704        21,624
                                                             ---------      --------
Cash flows from investing activities:

  Proceeds from sales and calls of securities
   available for sale ..................................       188,108        93,739
  Purchase of securities available for sale ............      (182,016)     (148,643)
  Proceeds from maturities and calls
   of securities available for sale ....................         1,771        40,534
  Net increase in loans ................................       (41,137)      (27,821)
  Proceeds from dispositions of real estate owned ......         1,176         1,302
  Proceeds from sales of fixed assets ..................            61           120
  Capital expenditures .................................        (2,678)         (939)
                                                             ---------      --------
    Net cash used in investing activities ..............       (34,715)      (41,708)
                                                             ---------      --------
Cash flows from financing activities:

  Net decrease in deposits .............................          (296)      (15,765)
  Increase in short-term borrowings ....................        11,624         9,327
  Repayment of long-term debt ..........................          (141)           --
  Proceeds from exercise of stock options ..............         2,057         1,017
  Proceeds from sale of treasury stock .................         3,349         3,045
  Purchase of treasury stock ...........................        (6,926)       (4,781)
  Dividends paid .......................................       (18,440)      (16,044)
                                                             ---------      --------
    Net cash used in financing activities ..............        (8,773)      (23,201)
                                                             ---------      --------
Net decrease in cash and cash equivalents ..............       (23,784)      (43,285)

Cash and cash equivalents at beginning of period .......       345,446       330,512
                                                             ---------      --------
Cash and cash equivalents at end of period .............     $ 321,662       287,227
                                                             =========      ========

      See accompanying notes to consolidated interim financial statements. (Continued)

                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                   2001         2000
                                                          --------      -------
  Interest paid .....................................     $ 39,296       35,858
  Income taxes paid .................................        8,114        9,020
  Transfer of loans to real estate owned ............          991          480
  Increase/(decrease) in dividends payable ..........           58          (14)
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes .......       (3,851)      (9,734)
  Change in deferred tax effect on unrealized gain
   on securities available for sale .................        1,612        3,976

See accompanying notes to consolidated interim financial statements.

TRUSTCO BANK CORP NY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.    FINANCIAL STATEMENT PRESENTATION

In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2000 Annual Report to Shareholders on Form 10-K.

2.    EARNINGS PER SHARE

A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 2001 and 2000 follows:

                                                          Weighted     Outstanding
  (In thousands,                               Net         Average      Per Share
  except per share data)                      Income       Shares        Amounts
-----------------------------------------------------------------------------------
  For the quarter ended
  June 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders ...............       $11,672       61,910       $0.189

  Effect of Dilutive Securities:
     Stock options .....................            --        2,086           --
                                               -------       ------       ------
  Diluted EPS ..........................       $11,672       63,996       $0.182
                                               =======       ======       ======

  For six months ended
  June 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders ...............       $22,970       61,752       $0.372

  Effect of Dilutive Securities:
     Stock options .....................            --        2,187           --
                                               -------       ------       ------
  Diluted EPS ..........................       $22,970       63,939       $0.359
                                               =======       ======       ======

  There were no antidilutive stock options as of June 30, 2001.


                                                            Weighted     Outstanding
  (In thousands,                               Net          Average       Per Share
  except per share data)                      Income         Shares        Amounts
-----------------------------------------------------------------------------------
For the quarter ended
June 30, 2000:

Basic EPS:
   Net income available to
   common shareholders ..............        $10,497        61,487        $0.171

Effect of Dilutive Securities:
   Stock options ....................             --         1,931            --
                                             -------        ------        ------
Diluted EPS .........................        $10,497        63,418        $0.166
                                             =======        ======        ======

For six months ended
June 30, 2000:

Basic EPS:
   Net income available to
   common shareholders ..............        $20,767        61,474        $0.338

Effect of Dilutive Securities:
   Stock options ....................             --         1,969            --
                                             -------        ------        ------
Diluted EPS .........................        $20,767        63,443        $0.327
                                             =======        ======        ======

      Per share data have been adjusted for the 15 per cent stock split declared in August 2000.

3.    COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2001 and 2000 was $12,583,000 and $13,529,000 respectively, and $25,208,000 and $26,525,000 for the six month periods ended June 30, 2001 and 2000, respectively. The following summarizes the components of other comprehensive income:

(dollars in thousands)
                                                                  Three months ended June 30
                                                                  --------------------------
                                                                       2001          2000

  Unrealized holding gains arising during period, net of tax
  (pre-tax gain of $3,658 for 2001 and pre-tax gain of $2,684 for
  2000)                                                                $2,134        1,586

  Reclassification adjustment for net gain/(loss) realized in net income during the period, net of tax (pre-tax gain of $2,067 for
  2001 and pre-tax loss of $2,445 for 2000) ....................        1,223       (1,446)
                                                                       ------        -----

  Other comprehensive income ...................................       $  911        3,032
                                                                       ======        =====

(dollars in thousands)
                                                                      Six months ended June 30
                                                                      ------------------------
                                                                         2001         2000
                                                                        ------        -----
  Unrealized holding gains arising during period, net of tax
  (pre-tax gain of $7,036 for 2001 and pre-tax gain of $6,278 for
   2000)                                                                $4,122        3,714

  Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax gain of $3,185 for 2001
  and pre-tax loss of $3,456 for 2000) ..........................        1,884       (2,044)
                                                                        ------        -----

  Other comprehensive income ....................................       $2,238        5,758
                                                                        ======        =====

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

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

As of June 30, 2001 the Company had $1.1 million of unamortized goodwill which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $172 thousand for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2001, and the related consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
-----------------------------------
KPMG LLP

Albany, New York
July 13, 2001

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 2001

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2001, with comparisons to 2000 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 2000.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2001 and 2000.

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

OVERVIEW

TrustCo recorded net income of $11.7 million, or $0.182 of diluted earnings per share for the three months ended June 30, 2001, as compared to net income of $10.5 million or $0.166 of diluted earnings per share in the same period in 2000. For the six month period ended June 30, 2001, TrustCo recorded net income of $23.0 million, or $0.359 of diluted earnings per share, as compared to $20.8 million, or $0.327 of diluted earnings per share for the comparable period in 2000.

The primary factors accounting for the year to date increases are:

      o A, $68.3 million increase in the average balance of interest earning assets from $2.28 billion for 2000 to $2.35 billion for the six month period ended June 30, 2001, and

      o An increase in total non-interest income from $6.9 million in 2000 to $13.8 million in 2001. Within this category net securities transactions were $3.2 million of gains in 2001 compared to $3.4 million of net security losses in 2000.

Partially offsetting these year to date increases in net income were the following:

      o A decrease in net interest margin from 4.50% in 2000 to 4.28% in 2001,

      o An increase in the provision for loan losses by approximately $1 million, and,

      o An increase in non-interest expense from $23.4 million for the first six months of 2000 to $25.2 million for the first six months of 2001.

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

EARNING ASSETS

Total average interest earning assets increased from $2.28 billion for the second quarter of 2000 to $2.36 billion in 2001 with an average yield of 7.74% in 2000 and 7.46% in 2001. Income on earning assets decreased slightly during this same time-period from $44.1 million in 2000 to $44.0 million in 2001.

For the six month period ended June 30, 2001, the average balance of interest earning assets was $2.35 billion, a increase of $68.3 million or 3% from the balance for the comparable period in 2000 of $2.28 billion. The average yield on interest earning assets was 7.68% for 2000, compared to 7.60% in 2001. The increase in the average balance of earning assets completely offset the decrease in the yield earned on these assets, thereby resulting in an increase in interest income of $1.7 million to $89.1 million for the six months of 2001, compared to $87.4 million for the six months of 2000.

LOANS

The average balance of loans for the second quarter was $1.50 billion in 2001 and $1.36 billion in 2000. The yield on loans decreased from 8.18% in 2000 to 7.94% in 2001. The combination of the higher average balances offset by the lower rates resulted in an increase in the interest income on loans by $2.0 million.

For the six-month period ended June 30, 2001, the average balance in the loan portfolio was $1.49 billion compared to $1.36 billion for the comparable period in 2000. The average yield decreased from 8.15% in 2000 to 8.03% in 2001. The increase in the average balance of loans outstanding and the impact of the decrease in the yield resulted in total interest income of $59.9 million in 2001 compared to $55.3 million in 2000.

During the first six months of 2001 the balance of the loan portfolio increased primarily as a result of the increase in the residential mortgages. The average balance of residential mortgage loans was $ 1.14 billion in 2001 compared to $1.01 billion in 2000, an increase of 13.1%. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate, rates set by competitors and secondary market participants. For 2001 the prime rate and the federal funds rate decreased significantly as a result of the 275 bp reduction in the target federal funds rate set by the Federal Reserve Board. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate. Also during this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include extremely low closing cost, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in portfolio. The combination of competitive interest rates and the product differentiation noted above are the principal reasons for the increase in the balance of residential loans outstanding.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial, home equity and installment loan portfolios. The rates earned in 2001 were 17 bp, 85 bp and 68 bp less than in the six month period for 2000.

SECURITIES AVAILABLE FOR SALE

During the second quarter of 2001, the average balance of securities available for sale was $559.7 million with a yield of 7.85%, compared to $667.6 million for the second quarter of 2000 with a yield of 7.37%. The combination of the decrease in average balance offset by the increase in the yields caused a decrease in interest income on securities available for sale of approximately $1.3 million between the second quarter of 2001 and 2000.

The six-month results reflect the same principal trends noted for the second quarter. The total average balance of securities available for sale during the six months of 2001 was $570.9 million with an average yield of 7.78% compared to an average balance for 2000 of $667.7 million with a yield of 7.33%.

The securities available for sale portfolio balance decreased because this portfolio is used to help fund the loan portfolio growth. Funding for loan growth either comes from new sources of deposits/borrowings or through the reallocation of existing assets. For the loan growth experienced in 2001 the primary source of funding was through the liquidation of securities available for sale.

The yield on this portfolio increased between the comparable periods in 2000 and 2001 because the Company sold off during 2001 lower yielding investments into a strong market due to the 275 bp reduction in the target federal funds rate. The bond market tends to move in relation or reaction to the actions taken by the Federal Reserve Board, therefore the reduction in rates offered an opportunity to sell securities into a very positive bond market. Proceeds from these sales were used to fund the increase in average balances of the loan portfolio.

Throughout 2000 the Federal Reserve Board was increasing interest rates which tended to increase the interest rates offered in the bond market. During this time period the target federal funds rate increased by 100 bp. This was an opportunity for TrustCo to add bonds to the portfolio at relatively attractive interest rates. The combination of adding higher yielding bonds in the second half of 2000 and selling lower yielding bonds in the first half of 2001 resulted in the increase in the yield on the securities available for sale portfolio between 2000 and 2001.

FEDERAL FUNDS SOLD

During the second quarter of 2001, the average balance of federal funds sold was $299.1 million with a yield of 4.36%, compared to the average balance for the three month period ended June 30, 2000 of $246.4 million with an average yield of 6.33%. The $52.7 million increase in the average balance, combined with the 197 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $3.3 million for 2001 compared to $3.9 million for 2000.

During the six-month period ended June 30, 2001, the average balance of federal funds was $283.7 million with a yield of 4.99% compared to an average balance of $248.5 million in 2000 with an average yield of 6.04%.

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

During the quarter, total interest bearing liabilities were $2.04 billion for 2001 and $1.98 billion for 2000. The rate paid on total interest bearing liabilities was 3.71% for the second quarter of 2000 and 3.69% for 2001. Total interest expense for the second quarter increased approximately $537 thousand to $18.8 million for 2001 compared to $18.2 million for 2000.

Similar changes in interest bearing liabilities were noted for the six-month period as was discussed for the quarter except the average yield increased from 3.66% in 2000 to 3.85% in 2001. Total interest bearing liabilities were $2.03 billion for the six-month periods ended June 30, 2001 and $1.98 billion for 2000.

Demand deposit balances increased $17.3 million during the second quarter of 2001 compared to the second quarter of 2000. Demand deposits averaged $181.6 million in 2001 and $164.3 million in 2000. On a year to date basis, demand deposits were $178.9 million compared to $162.2 million in 2000.

The balance of deposits has remained relatively flat between the three month and six month periods of 2001 compared to the same periods of 2000. The market territory within which the Company operates is not a growing, dynamic area and therefore opportunities to grow deposits are somewhat limited. Rates paid on deposits are based upon local market competition and funds availability. The largest component of the deposit portfolio are time deposits which had an average balance of $ 883.3 million for the six months of 2001 compared to $857.5 million for the comparable period in 2000. The average yield on these deposits was 5.50% for 2001 and 5.03% for 2000. The increase in the yield is a result of the rate increases in the second half of 2000 and the reduction in rates in 2001. Customers tended to take relatively longer maturity time deposits when rates were higher at the end of 2000 and have altered that pattern in 2001 as they move money into shorter-term deposits.

Short-term borrowings for the quarter were $214.2 million in 2001 compared to $156.7 million in 2000. The average yield decreased during this time period from 5.22% to 3.55% for the second quarter of 2001. The largest component of short-term borrowing is the Trustco Short Term Investments which is only available to Trustco Trust Department customers. The increased balances in this account are a result of trust customers temporarily investing their funds in money market type instruments while waiting for some stability in the equity and bond markets.

NET INTEREST INCOME

Taxable equivalent net interest income decreased to $25.3 million for the second quarter of 2001. The net interest spread also decreased 26 basis points between 2000 and 2001 and the net interest margin decreased by 25 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the six-month period ended June 30, 2001, compared to the same period in 2000. Net interest income for the first six months of 2001 was $50.4 million, a decrease of approximately $1.0 million over the $51.4 million for the first six months of 2000. Net interest spread decreased 27 basis points to 3.75% and net interest margin decreased 22 basis points to 4.28% for the six-month period ended June 30, 2001, compared to the six-month period ended June 30, 2000.

The impact that changes in market interest rates have on the results of the Company are significant, however, management can and does make changes to the balance sheet structure during these opportunities. The target federal funds rate began 2000 at 5.50%, increased by the second quarter of 2000 to 6.50% and stayed at that level until year end 2000. Beginning in the first quarter of 2001 the rates decreased significantly, ending the second quarter at 3.75%. Therefore from the high to the low during this 18 month cycle the target federal funds rate decreased 275 bp. The impact that had on the net interest margin of TrustCo was a decrease in net interest margin for the six month period of 2001 compared to 2000 by 22 bp and by 25 bp for the second quarter of 2001 versus 2000. During periods of rising interest rate opportunities for investments and loans TrustCo sells lower yielding assets and replaces them with the higher rates being offered. On the funding side, the Company looks to generate deposits that are short term in nature with the expectation that if rates fall they could be re-priced at lower rates. Therefore the strategy followed during rising rates is for the Company to invest in longer term/higher yielding assets funded with core deposit relationships. As market interest rates fall the Company strives to gather longer term funding sources at the lower cost. Investment opportunities in a falling market rate environment tend to be centered in the loan portfolio.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more, and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status, and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 2001.

NONPERFORMING LOANS: Total nonperforming loans were $9.3 million at June 30, 2001, a decrease from the $11.8 million of nonperforming loans at June 30, 2000. Nonaccrual loans were $3.7 million at June 30, 2001 down from the $5.0 million at June 30, 2000. Restructured loans were $6.5 million at June 30, 2000 compared to $5.0 million at June 30, 2001. Loans past due three payments or more and still accruing interest were $692 thousand at June 30, 2001 and $256 thousand at June 30, 2000.

Of the $9.3 million of nonperforming loans at June 30, 2001, all but approximately $458 thousand are residential real estate or retail consumer loans. In prior years the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Total impaired loans at June 30, 2001 of $5.3 million, consisted of restructured retail loans. During the first six months of 2001, there have been $789 thousand of commercial loan charge offs, $468 thousand of consumer loan charge offs and $1.85 million of mortgage loan charge offs as compared with $1.2 million of commercial loan charge offs, $254 thousand of consumer loan charge offs and $1.6 million of mortgage loan charge offs in the first six months of 2000. Recoveries during the first six-month periods have been $1.14 million in 2001 and $876 thousand in 2000.

REAL ESTATE OWNED: Total real estate owned of $1.7 million at June 30, 2001 increased by $317 thousand since June 30, 2000.

ALLOWANCE FOR LOAN LOSSES: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 2001, the allowance for loan losses was $56.9 million, which represents a slight increase from the $56.3 million in the allowance at December 31, 2000. The allowance represents 4.03% of the loan portfolio as of June 30, 2000 compared to 3.76% at June 30, 2001. The provision charged to expense was $800 thousand compared to $1.1 million for the second quarter of 2000 compared to 2001. For the six-month periods, the provision charged to expense was $1.7 million for 2000 and $2.6 million for 2001.

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

NONINTEREST INCOME

Total noninterest income for the three months ended June 30, 2001 was $7.5 million, an increase of $4.4 million from the comparable period in 2000. During the 2001 period, the Company recorded net securities gains of $2.1 million compared to $2.3 million of net losses for the comparable period in 2000. Excluding these securities transactions, noninterest income remained constant at $5.4 million in the second quarter of 2001 and 2000.

Similar results were also recognized for the six months of 2001 compared to 2000. Total noninterest income was $13.8 million for 2001 compared to $6.9 million for 2000. Excluding net securities transactions, the balances for 2001 and 2000 would have been $10.6 million and $10.2 million respectively.

NONINTEREST EXPENSES

Total noninterest expense for the second quarter of 2001 and 2000 was $12.9 million and $11.4 million respectively. For the six-months ended June 30, 2001 and 2000, total noninterest expense was $25.2 million and $23.4 million respectively.

Salaries and employee benefits cost increased from $5.7 million for the second quarter of 2000 to $6.6 million for the comparable period in 2001. The increase is primarily attributable to an increase in the cost associated with the benefit plans for employees and officers. The six month results reflect the same conditions.

Net occupancy expense increased by approximately $284 thousand between the second quarter of 2000 compared to the second quarter of 2001. The increase is a result of increased utility expense and additional lease expense of new branches. Net occupancy expense for the six months of 2001 were $2.8 million compared to $2.4 million for the comparable period in 2000.

INCOME TAXES

In the second quarter of 2001 and 2000, TrustCo recognized income tax expense of $5.4 million and $5.1 million respectively. This resulted in an effective tax rate of 31.8% for 2001 and 32.8% for 2000. For the six-months of 2001, total income tax expense was $10.6 million compared to $10.3 million for 2000.

CAPITAL RESOURCES

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 2001 was $201.0 million, an increase of $5.2 million from the year-end of 2000 balance of $195.8 million. The change in the shareholders' equity between year-end 2000 and June 30, 2001 primarily reflects the net income retained by TrustCo, the proceeds from shares issued upon the exercise of stock options, a $2.2 million increase in the net unrealized gain on securities available for sale, less approximately $3.6 million thousand increase in the amount of Treasury stock.

TrustCo declared dividends of $0.300 per share during the first six-months of 2001 compared to $0.261 in 2000. These resulted in a dividend payout ratio of 77.2% in 2000 and 80.5% in 2001. The Company achieved the following capital ratios as of June 30, 2001 and 2000:

                                                   June 30,
                                             --------------------    Minimum Regulatory
                                             2001            2000        Guidelines
                                             ----            ----        ----------
Tier 1 risk adjusted
         capital .................          13.43%          13.86           4.00

Total risk adjusted
         capital .................          14.72           15.15           8.00

In addition, at June 30, 2001 and 2000, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.28% and 7.31%, respectively.

TrustCo Bank Corp NY

Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS,
LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis. The average balances of sec- urities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $21.4 million and $1.2 Million in the second quarter of 2001 and 2000, respectively. The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                   Second Quarter                 Second Quarter
                                                        2001                           2000
                                        --------------------------------    ---------------------------

                                         Average                 Average    Average             Average  Change in Variance Variance
(dollars in thousands)                   Balance      Interest    Rate      Balance    Interest   Rate   Interest   Balance   Rate
                                                                                                         Income/    Change   Change
                                                                                                         Expense
----------------------                   -------      --------    ----      -------    --------   ----   --------   -------  -------
               Assets
Commercial loans ...................... $  203,709   $    4,366   8.58%   $   192,827   $ 4,283    8.90%      83      802     (719)
Residential mortgage loans ............  1,148,496       22,395   7.80%     1,013,041    19,784    7.81%   2,611    2,817     (206)
Home equity lines of credit ...........    126,626        2,336   7.40%       135,888     3,104    9.16%    (768)    (201)    (567)
Installment loans .....................     22,270          688  12.38%        20,064       652   13.04%      36      205     (169)
                                        ----------   ----------   ----    -----------   -------  ------   ------   ------   ------
Loans, net of unearned income .........  1,501,101       29,785   7.94%     1,361,820    27,823    8.18%   1,962    3,623   (1,661)

Securities available for sale:
 U.S. Treasuries and agencies .........    141,928        2,716   7.65%       211,562     3,957    7.48%  (1,241)  (1,847)     606
 Mortgage-backed securities ...........    144,895        2,884   7.96%       214,168     3,850    7.19%    (966)  (3,211)   2,245
 States and political subdivisions ....    194,542        3,888   7.99%       144,755     2,912    8.05%     976    1,105     (129)
 Other ................................     78,340        1,494   7.63%        97,080     1,583    6.53%     (89)  (1,190)   1,101
                                        ----------   ----------   ----    -----------   -------  ------   ------   ------   ------
   Total securities available for sale     559,705       10,982   7.85%       667,565    12,302    7.37%  (1,320)  (5,143)   3,823

Federal funds sold ....................    299,114        3,252   4.36%       246,440     3,880    6.33%    (628)   3,701   (4,329)
Other short-term investments ..........         --           --     --          7,844       119    6.09%    (119)    (119)      --
                                        ----------   ----------   ----    -----------   -------  ------   ------   ------   ------
  Total Interest earning assets .......  2,359,920       44,019   7.46%     2,283,669    44,124    7.74%    (105)   2,062   (2,167)
Allowance for loan losses .............    (57,095)                           (56,297)
Cash and noninterest earning assets ...    166,042                            129,689
                                        ----------                         ----------

  Total assets ........................ $2,468,867                         $2,357,061
                                        ==========                         ==========

Liabilities and shareholders' equity
Deposits:
   Interest bearing checking .......... $  279,755          742   1.06%   $   274,703       728    1.07%      14       35      (21)
   Money market accounts ..............     61,218          418   2.74%        56,025       380    2.73%      38       37        1
   Savings ............................    608,071        4,092   2.70%       635,721     4,268    2.70%    (176)    (176)      --
   Time deposits ......................    873,199       11,606   5.33%       853,244    10,814    5.10%     792      268      524
                                        ----------   ----------   ----    -----------   -------  ------   ------   ------   ------
  Total time deposits .................  1,822,243       16,858   3.71%     1,819,693    16,190    3.58%     668      164      504
Short-term borrowings .................    214,153        1,893   3.55%       156,691     2,035    5.22%    (142)   2,728   (2,870)
Long-term debt ........................        794           11   5.91%            --        --      --       11       11       --
                                        ----------   ----------   ----    -----------   -------  ------   ------   ------   ------
  Total interest bearing liabilities ..  2,037,190       18,762   3.69%     1,976,384    18,225    3.71%     537    2,903   (2,366)
Demand deposits .......................    181,614                           164,339
Other liabilities .....................     49,526                            44,265
Shareholders' equity ..................    200,537                           172,073

  Total liab. & shareholders' equity .. $2,468,867                        $2,357,061
                                        ==========                        ==========
Net interest income ...................     25,257                            25,899                        (642)    (841)     199
                                        ----------                        ----------                      ------   ------   ------
Net interest spread ...................                           3.77%                            4.03%

Net interest margin (net interest
 income to total interest earning
   assets) ............................                           4.28%                            4.53%

Tax equivalent adjustment .............      1,562                            1,092
                                        ----------                       ----------
   Net interest income per book ....... $   23,695                       $   24,807
                                        ==========                       ==========

TrustCo Bank Corp NY

Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF
ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation net of tax, in the available for sale portfolio of $21.4 million and $3.1 million for the six months ended June 30, 2001 and 2000,respectively. The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                      Six Months                    Six Months
                                                        2001                           2000
                                        --------------------------------    ---------------------------

                                                                                                         Change in
                                         Average                 Average    Average             Average  Interest  Variance Variance
(dollars in thousands)                   Balance      Interest    Rate      Balance    Interest   Rate   Income/    Balance   Rate
                                                                                                         Expense    Change   Change
----------------------                   -------      --------    ----      -------    --------   ----   --------   -------  -------
               Assets
Commercial loans ...................... $  203,353    $     8,826   8.70%  $   193,122  $  8,555    8.87%     271      688     (417)
Residential mortgage loans ............  1,138,488         44,508   7.82%    1,006,854    39,319    7.81%   5,189    5,146       43
Home equity lines of credit ...........    127,975          5,097   8.03%      136,798     6,057    8.88%    (960)    (387)    (573)
Installment loans .....................     23,020          1,436  12.58%       20,722     1,370   13.26%      66      237     (171)
                                                                  ------   -----------  --------  ------   ------   ------   ------
Loans, net of unearned income .........  1,492,836         59,867   8.03%    1,357,496    55,301    8.15%   4,566    5,684   (1,118)

Securities available for sale:
 U.S. Treasuries and agencies .........    154,083          5,900   7.66%      212,298     7,891    7.43%  (1,991)  (2,651)     660
 Mortgage-backed securities ...........    169,041          6,478   7.66%      213,354     7,603    7.13%  (1,125)  (2,509)   1,384
 States and political subdivisions ....    184,475          7,405   8.03%      141,516     5,681    8.03%   1,724    1,724       --
 Other ................................     63,319          2,412   7.63%      100,516     3,298    6.57%    (886)  (2,103)   1,217
                                                                  ------   -----------  --------  ------   ------   ------   ------
   Total securities available for sale     570,918         22,195   7.78%      667,684    24,473    7.33%  (2,278)  (5,539)   3,261

Federal funds sold ....................    283,723          7,024   4.99%      248,549     7,467    6.04%    (443)   2,143   (2,586)
Other short-term investments ..........         --             --     --         5,435       164    6.05%    (164)    (164)      --
                                                                  ------   -----------  --------  ------   ------   ------   ------
  Total Interest earning assets .......  2,347,477         89,086   7.60%    2,279,164    87,405    7.68%   1,681    2,124     (443)
Allowance for loan losses .............    (57,060)                            (56,388)
Cash and noninterest earning assets ...    164,855                             129,358
                                        ----------                         -----------
  Total assets ........................ $2,455,272                         $ 2,352,134
                                        ==========                         ===========

Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........  $  276,739          1,459   1.06%  $   272,339     1,443    1.07%      16       25       (9)
   Money market accounts ..............     60,269            817   2.73%       57,538       781    2.73%      36       36       --
 Savings ..............................    599,854          8,032   2.70%      637,295     8,562    2.70%    (530)    (530)      --
 Time deposits ........................    883,256         24,094   5.50%      857,473    21,459    5.03%   2,635      644    1,991
                                                                  ------   -----------  --------  ------   ------   ------   ------
  Total time deposits .................  1,820,118         34,402   3.81%    1,824,645    32,245    3.55%   2,157      175    1,982
Short-term borrowings .................    206,928          4,265   4.16%      152,866     3,781    4.97%     484    2,037   (1,553)
Lond-term debt ........................        833             24   5.91%           --        --      --       24       24       --
                                                                  ------   -----------  --------  ------   ------   ------   ------
  Total interest bearing liabilities ..  2,027,879         38,691   3.85%    1,977,511    36,026    3.66%   2,665    2,236      429
Demand deposits .......................    178,887                             162,195
Other liabilities .....................     49,096                              43,653
Shareholders' equity ..................    199,410                             168,775
                                        ----------                         -----------
  Total liab. & shareholders' equity .. $2,455,272                         $ 2,352,134
                                        ==========                         ===========

Net interest income ...................                    50,395                         51,379             (984)    (112)    (872)
                                                      -----------                       --------           ------   ------   ------
Net interest spread ...................                             3.75%                           4.02%

Net interest margin (net interest
 income to total interest earning
   assets) ............................                             4.28%                           4.50%

Tax equivalent adjustment .............                     2,800                          2,129
                                                      -----------                        -------

   Net interest income per book .......               $    47,595          $    49,250
                                                      ===========          ===========

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

                                                   TrustCo Bank Corp NY

  Date:  August 14, 2001                    By:/S/ Robert A. McCormick
                                                   ------------------------
                                                   Robert A. McCormick
                                                   President and
                                                   Chief Executive Officer

  Date: August 14, 2001                     By:/S/ Robert T. Cushing
                                                   ------------------------
                                                   Robert T. Cushing
                                                   Vice President and Chief
                                                   Financial Officer

                                 Exhibits Index

Reg S-K
Exhibit No.    Description                                              Page No.
________________________________________________________________________________

10(a)          Amendment No. 6 to Employment agreement between
               Trustco Bank, National Association and TrustCo Bank
               Corp NY and Robert A. McCormick                                26

10(b)          Amendment No. 2 to Second Restatement of Trustco
               Bank Supplemental Retirement Plan                              28

10(c)          Amendment No. 3 to Restatement of Trustco Bank                 30
               Executive Officer Incentive Plan

10(d)          Amendment No. 4 to Restated Agreement for
               Supplemental Retirement Benefits for
               Robert A. McCormick                                            32

22             Submission of Matters to Vote of Security
               Holders - Annual Meeting                                       34