Form 10-Q
period 2001-09-30
TRUSTCO BANK CORP N Y
filed 2001-11-14
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number 0-10592
                               September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Number of Shares Outstanding
     Class of Common Stock                        as of October 31, 2001
    --------------------------                    ----------------------
        $1 Par Value                                   61,930,035






                              TrustCo Bank Corp NY

                                      INDEX



  Part I.         FINANCIAL INFORMATION                                                PAGE NO.
  Item 1.                 Interim Financial Statements (Unaudited): Consolidated
                Statements of Income for the Three Months and Nine Months Ended           1
                September 30, 2001 and 2000

                Consolidated Statements of Financial Condition as of September            2
                30, 2001 and December 31, 2000

                Consolidated Statements of Cash Flows for the Nine Months Ended       3 - 4
                September 30, 2001 and 2000

                Notes to Consolidated Interim Financial Statements                    5 - 9

                Independent Auditors' Review Report                                      10

  Item 2.       Management's Discussion and Analysis                                11 - 21

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk               22

  Part II.      OTHER INFORMATION
  Item 1.       Legal Proceedings - None
  Item 2.       Changes in Securities and Use of Proceeds - None
  Item 3.       Defaults Upon Senior Securities --None
  Item 4.       Submissions of Matters to Vote of Security  Holders - None
  Item 5.       Other Information - None











  Item 6.Exhibits and Reports on Form 8-K

(a)      Exhibits - None





(b)      Reports on Form 8-K

          TrustCo  filled  a  current  report  on  Form  8-K on  August  21,2001 regarding a press release issued on August 21, 2001 declaring a quarterly cash dividend of $0.15 per share, payable October 1, 2001, to the shareholders of record at the close of business on September 7, 2001. The Company also announced that its Board of Directors approved a 15% stock split. The additional shares are to be distributed on November 13, 2001 to shareholders of record on October 19, 2001.


          TrustCo filed a current report on Form 8-K on September 4, 2001, regarding a press release declaring that TrustCo Bank Corp NY ranked in the top 10% of dividend achievers in the nation.



          TrustCo filed a current report on Form 8-K on October 16, 2001, regarding two press releases with year to date and third quarter results for the period ending September 30, 2001.


                                                                 TRUSTCO BANK CORP NY
                                                          Consolidated Statements of Income
                                                      (dollars in thousands, except per share data)
                                                                    (Unaudited)

                                                                     3 Months Ended                   9 Months Ended
                                                                      September 30                    September 30
                                                                   2001            2000            2001           2000
   Interest and dividend income:
    Interest and fees on loans                             $      29,963          28,953          89,752         84,164
    Interest on U. S. Treasuries and agencies                      2,704           4,063           8,604         11,934
    Interest on states and political
     subdivisions                                                  3,028           2,114           8,060          5,950
    Interest on mortgage-backed securities                         2,098           3,674           8,576         11,277
    Interest and dividends on other securities                     1,351           1,448           3,414          4,736
    Interest on federal funds sold and other short-term
                                    investments                    2,510           3,846           9,534         11,313
                                                             -----------------------------------------------------------

       Total interest income                                      41,654          44,098         127,940        129,374
                                                             -----------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                     778             729           2,237          2,172
       Savings                                                     4,175           4,241          12,207         12,803
       Money market deposit accounts                                 440             401           1,257          1,182
       Time deposits                                              11,179          11,651          35,273         33,110
    Interest on short-term borrowings                              1,465           2,330           5,730          6,111
    Interest on long-term debt                                        11              21              35             21
                                                             -----------------------------------------------------------

      Total interest expense                                      18,048          19,373          56,739         55,399
                                                             -----------------------------------------------------------

      Net interest income                                         23,606          24,725          71,201         73,975
   Provision for loan losses                                         750             910           3,365          2,560
                                                             -----------------------------------------------------------

      Net interest income after provision
       for loan losses                                            22,856          23,815          67,836         71,415
                                                             -----------------------------------------------------------

   Noninterest income:
    Trust department income                                        1,912           2,296           5,942          6,566
    Fees for other services to customers                           2,714           2,406           7,677          6,768
    Net gain / (loss) on securities transactions                     696          (1,644)          3,905         (5,013)
    Other                                                            686             909           2,291          2,503
                                                             -----------------------------------------------------------

     Total noninterest income                                      6,008           3,967          19,815         10,824
                                                             -----------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                 6,252           5,736          19,475         17,844
    Net occupancy expense                                          1,348           1,099           4,148          3,471
    Equipment expense                                                914             912           3,234          3,205
    FDIC insurance expense                                            93             100             281            306
    Professional services                                            634             534           1,951          2,096
    Other real estate expenses / (income)                           (209)            (52)           (397)          (354)
    Other                                                          3,331           3,418           8,872          8,533
                                                             -----------------------------------------------------------

     Total noninterest expenses                                   12,363          11,747          37,564         35,101
                                                             -----------------------------------------------------------


      Income before taxes                                         16,501          16,035          50,087         47,138
   Applicable income taxes                                         4,910           5,274          15,526         15,610
                                                             -----------------------------------------------------------

       Net income                                          $      11,591          10,761          34,561         31,528
                                                             ===========================================================

Net income per Common Share:

       - Basic                                             $       0.163           0.152           0.486          0.446
                                                             ===========================================================

       - Diluted                                           $       0.157           0.147           0.470          0.432
                                                             ===========================================================



   Per share data is adjusted for the effect of the 15% stock split declared August, 2001.


   See accompanying notes to consolidated interim financial statements.

                                                                                -1-




                                                                      TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)


                                                                                               9/30/01                 12/31/00
  ASSETS:                                                                     (Unaudited)
 Cash and due from banks                                                   $             52,818                  45,956

 Federal funds sold and other short term investments                                    300,792                 299,490
                                                                              ------------------       -----------------

   Total cash and cash equivalents                                                      353,610                 345,446

 Securities available for sale:
  U. S. Treasuries and agencies                                                         146,893                 189,562
  States and political subdivisions                                                     226,198                 173,195
  Mortgage-backed securities                                                            101,106                 188,602
  Other                                                                                 107,096                  53,925
                                                                              ------------------       -----------------

   Total securities available for sale                                                  581,293                 605,284
                                                                              ------------------       -----------------

 Loans:
  Commercial                                                                            208,371                 199,728
  Residential mortgage loans                                                          1,198,259               1,119,437
  Home equity line of credit                                                            123,415                 130,739
  Installment loans                                                                      21,468                  26,134
                                                                              ------------------       -----------------

   Total loans                                                                        1,551,513               1,476,038
                                                                              ------------------       -----------------
 Less:
  Allowance for loan losses                                                              56,608                  56,298
  Unearned income                                                                           848                     990
                                                                              ------------------       -----------------

  Net loans                                                                           1,494,057               1,418,750

 Bank premises and equipment                                                             18,762                  17,416
 Real estate owned                                                                        1,024                   1,911
 Other assets                                                                            59,989                  67,391
                                                                              ------------------       -----------------

    Total assets                                                           $          2,508,735               2,456,198
                                                                              ==================       =================

  LIABILITIES:

 Deposits:
  Demand                                                                   $            194,067                 191,260
  Interest-bearing checking                                                             292,820                 277,543
  Savings accounts                                                                      634,995                 588,595
  Money market deposit accounts                                                          67,512                  56,917
  Certificates of deposit (in denominations of
   $100,000 or more)                                                                    131,720                 123,211
  Time deposits                                                                         749,948                 773,465
                                                                              ------------------       -----------------

   Total deposits                                                                     2,071,062               2,010,991

 Short-term borrowings                                                                  174,798                 192,898
 Long-term debt                                                                             697                     911
 Accrued expenses and other liabilities                                                  57,235                  55,555
                                                                              ------------------       -----------------

   Total liabilities                                                                  2,303,792               2,260,355
                                                                              ------------------       -----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 66,077,681 and 65,172,317 shares issued September 30, 2001
   and December 31, 2000, respectively                                                   66,078                  65,172
 Surplus                                                                                 80,860                  78,407
 Undivided profits                                                                       63,695                  56,923
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                                  24,135                  20,539
 Treasury stock at cost - 4,168,767 and 3,801,267 shares at
   September 30, 2001 and December 31, 2000, respectively                               (29,825)                (25,198)
                                                                              ------------------       -----------------

   Total shareholders' equity                                                           204,943                 195,843
                                                                              ------------------       -----------------

   Total liabilities and shareholders' equity                              $          2,508,735               2,456,198
                                                                              ==================       =================




 See accompanying notes to consolidated interim financial statements.

                                                                                                       - 2 -


                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                           2001                               2000
                                                                       --------                           --------
Cash flows from operating activities:
Net income...............................................         $     34,561                             31,528
                                                                       --------                           --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                1,735                              1,589
  Gain on sales of fixed assets..........................                  (17)                               (85)
  Provision for loan losses..............................                3,365                              2,560
  Loss on sale of securities available for sale..........                  676                              5,631
  Gain on sale of securities available for sale..........               (4,581)                              (618)
  Provision for deferred tax expense/(benefit)...........               (1,297)                              (544)
  Decrease in taxes receivable...........................                7,415                              2,964
 (Increase)/decrease in interest receivable..............                  642                               (952)
  Increase/(decrease) in interest payable................                 (801)                               303
  Increase in other assets...............................               (2,273)                            (1,546)
  Increase in accrued expenses...........................                2,397                                980
                                                                       --------                           --------
    Total adjustments....................................                7,261                             10,282
                                                                       --------                           --------
Net cash provided by operating activities................               41,822                             41,810
                                                                       --------                           --------
Cash flows from investing activities:

  Proceeds from sales and calls of securities
   available for sale....................................              286,900                            136,768
  Purchase of securities available for sale..............             (256,569)                          (185,162)
  Proceeds from maturities of securities
   available for sale....................................                3,712                             68,458
  Net increase in loans..................................              (79,943)                           (68,415)
  Proceeds from dispositions of real estate owned........                2,265                              1,397
  Proceeds from sales of fixed assets....................                  110                                153
  Payment for purchase of Landmark Financial Corp,
   net of cash acquired                                                   ---                              (1,639)
  Capital expenditures...................................               (2,917)                            (1,659)
                                                                       --------                           --------
    Net cash used in investing activities................              (46,442)                           (50,099)
                                                                       --------                           --------
Cash flows from financing activities:

  Net increase/(decrease) in deposits....................               60,071                            (23,010)
  Increase/(decrease) in short-term borrowings...........              (18,100)                            11,541
  Repayment of long-term debt............................                 (214)                               ---
  Proceeds from issuance of FHLB debt....................                 ---                                   3
  Proceeds from exercise of stock options................                3,359                              1,079
  Proceeds from sale of treasury stock...................                5,020                              4,526
  Purchase of treasury stock.............................               (9,647)                            (7,265)
  Dividends paid.........................................              (27,705)                           (24,056)
                                                                       --------                           --------
    Net cash provided by/(used in) financing activities..               12,784                            (37,182)
                                                                       --------                           --------
Net increase/(decrease) in cash and cash equivalents.....                8,164                            (45,471)

Cash and cash equivalents at beginning of period.........              345,446                            330,512
                                                                       --------                           --------
Cash and cash equivalents at end of period...............       $      353,610                            285,041
                                                                       ========                           ========

See accompanying notes to consolidated interim financial statements.       (Continued)
                                             -3-



                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                          2001                               2000
                                                                      --------                           --------

  Interest paid..........................................        $      57,540                             55,096
  Income taxes paid......................................                9,314                             13,210
  Transfer of loans to real estate owned.................                1,271                              1,089
  Increase/(decrease) in dividends payable...............                   84                                 (6)
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes............               (6,147)                           (20,550)
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale......................                2,551                              8,404


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Fair value of noncash assets acquired
   in Landmark Financial Corp. acquisition                                ---                              25,541
Fair value of liabilities assumed
   in Landmark Financial Corp. acquisition                                ---                              24,298
                                                                                                           ======






























See accompanying notes to consolidated interim financial statements.

                                            -4-

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2000 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 2001 and 2000 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended September 30, 2001:

  Basic EPS:
     Net income available to                                   $11,591                     71,164              $0.163
     common shareholders..............
  Effect of Dilutive Securities:
     Stock options.............................                 ------                      2,495             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $11,591                     73,659              $0.157
                                                      ================= ========================== ===================

  For nine months ended September 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders..............                         $34,561                     71,060              $0.486

  Effect of Dilutive Securities:
     Stock options.............................                -------                      2,496             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $34,561                     73,556              $0.470
                                                      ================= ========================== ===================
  There were no antidilutive stock options during the quarter or nine months ended September 30, 2001.



                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended September 30, 2000:

  Basic EPS:
     Net income available to
     common shareholders..............                         $10,761                     70,755              $0.152

  Effect of Dilutive Securities:
     Stock options.............................                 ------                      2,361             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $10,761                     73,116              $0.147
                                                      ================= ========================== ===================

  For nine months ended September 30, 2000:

  Basic EPS:
     Net income available to
     common shareholders..............                         $31,528                     70,715              $0.446

  Effect of Dilutive Securities:
     Stock options.............................                -------                      2,297             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $31,528                     73,012              $0.432
                                                      ================= ========================== ===================
   There were 1,729,830  stock options which were  antidilutive  and were therefore excluded from the September 30, 2000 calculations.


  Share and per share data have been adjusted for the 15% stock split declared in August 2001.


3. Comprehensive Income

Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change, after tax, in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net after tax unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three month periods ended September 30, 2001 and 2000 was $12,949,000 and $17,149,000 respectively, and $38,157,000 and
$43,674,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The following summarizes the components of other comprehensive income:

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                          Three months ended September 30
                                                                                 2001              2000
                                                                       ----------------------------------------
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $2,992 for 2001 and pre-tax gain of $9,172 for 2000)
                                                                                 $1,770                5,416

  Reclassification adjustment for net gain/(loss) realized in net income during the period, net of tax (pre-tax gain of $696 for
  2001 and pre-tax loss of $1,644 for 2000)                                         412                 (972)

                                                                        ----------------            -----------


  Other comprehensive income                                                     $1,358                 6,388
                                                                        =================            ===========

                                                                               (dollars in thousands)
  Unrealized gains on securities:                                             Nine months September 30
                                                                                2001                    2000
                                                                        ----------------------------------------

  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $10,052 for 2001 and pre-tax gain of $15,537 for
  2000)                                                                          $5,906                 9,181

  Reclassification adjustment for net gain/(loss) realized in net income during period, net of tax (pre-tax gain of $3,905 for 2001
  and pre-tax loss of $5,013 for 2000)                                            2,310                (2,965)
                                                                        -----------------           ------------


  Other comprehensive income                                                     $3,596                12,146
                                                                        =================           ============




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

The adoption of Statement 133 as of January 1, 2001 did not have a material effect on the Company's consolidated financial statements, as the Company had no derivitive instruments or embedded derivitives at adoption or at any time during the first nine months of 2001. If the Company were to invest in derivative instruments, there may be increased volatility in net income and shareholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with Statement 133.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under Statement 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 is effective for certain disclosures in the fiscal year ended December 31, 2000, and for certain transactions occurring after March 31, 2001. The adoption of Statement 140 did not have a material effect on the Company's consolidated financial statements.

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

As of September 30, 2001 the Company had $1.1 million of unamortized goodwill which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $257 thousand for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the full impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Since the Company only had $1.1 million of unamortized goodwill as of September 30, 2001, the adoption of these Statements will not have a material effect on the Company's consolidated financial statements.

     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2001, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards, generally accepted in the United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2000, and the related consolidated statements of income,changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
October 12, 2001

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                               September 30, 2001

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2001, with comparisons to 2000 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2000 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 2001.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2001 and 2000.

Overview
TrustCo recorded net income of $11.6 million, or $0.157 of diluted earnings per share for the three months ended September 30, 2001, as compared to net income of $10.8 million or $0.147 of diluted earnings per share in the same period in 2000. For the nine month period ended September 30, 2001, TrustCo recorded net income of $34.6 million,or $0.470 of diluted earnings per share, as compared to $31.5 million,or $0.432 of diluted earnings per share for the comparable period in 2000.

The primary factors accounting for the year to date increases are:

` A $74.0 million increase in the average balance of interest earning assets between 2000 and 2001, and,

` Net securities gains of $3.9 million in 2001 compared to net securities losses of $5.0 million in 2000.

These increases were partially offset by the following:

` A decrease of 23 basis points in the net interest margin from 4.50% in 2000 to 4.27% in 2001, and,

`    A $2.5 million increase in non-interest expense in 2001 compared to 2000.

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

Earning Assets
Total average interest earning assets increased from $2.30 billion for the third quarter of 2000 to $2.39 billion in 2001 with an average yield of 7.27% in 2001 and 7.87% in 2000. Income on earning assets decreased by $1.8 million during this same time-period from $45.3 million in 2000 to $43.5 million in 2001. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets, partially offset by the increase in balances outstanding.

For the nine month period ended September 30, 2001, the average balance of interest earning assets was $2.36 billion, an increase of $74.0 million from the average balance for the comparable period in 2000 of $2.29 billion. The average yield on interest earning assets was 7.74% for 2000, compared to 7.48% in 2001.

The increase in the average balance of earning assets offset the decrease in the yield earned on these assets, thereby resulting in interest income of $132.6 million for the nine months of 2001, compared to $132.7 million for the nine months of 2000.

Loans
The average balance of loans for the third quarter was $1.53 billion in 2001 and $1.41 billion in 2000. The yield on loans decreased from 8.22% in 2000 to 7.82% in 2001. The combination of the higher average balances offset by lower rates resulted in an increase in the interest income on loans of $1.0 million.

For the nine month period ended September 30, 2001, the average balance in the loan portfolio was $1.51 billion compared to $1.38 billion for the comparable period in 2000. The average yield decreased from 8.18% in 2000 to 7.96% in 2001. The increase in the average balance of loans outstanding, partially offset by the decrease in the yield resulted in total interest income of $89.9 million in 2001 compared to $84.3 million in 2000.

During the first nine months of 2001 the balance of the loan portfolio increased primarily as a result of the increase in the residential mortgages. The average balance of residential mortgage loans was $1.15 billion in 2001 compared to $1.02 billion in 2000, an increase of 12.6%. The average yield on residential mortgage loans decreased by 3 basis points in 2001, compared to 2000. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. For 2001 the prime rate and the federal funds rate decreased significantly as a result of the 350 basis point reduction in the target federal funds rate set by the Federal Reserve Board. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate. Also during this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include extremely low closing costs, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in portfolio. The combination of competitive interest rates and the product differentiation noted above are the principal reasons for the increase in the balance of residential loans outstanding.


The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds rate, etc.)is apparent in the decrease in the yield earned in the commercial, home equity and installment loan portfolios. The rates earned in 2001 were 27 bp, 152 bp and 31 bp, respectively, less than in the nine month period for 2000.


Securities Available for Sale
During the third quarter of 2001, the average balance of securities available for sale was $569.3 million with a yield of 7.70%, compared to $656.4 million for the third quarter of 2000 with a yield of 7.51%. The combination of the decrease in average balance offset by the increase in the yields caused a decrease in interest income on securities available for sale of $1.4 million between the third quarter of 2001 and 2000.

The nine month results reflect the same principal trends noted for the third quarter. The total average balance of securities available for sale during the nine months of 2001 was $570.4 million with an average yield of 7.76% compared to an average balance for 2000 of $663.9 million with a yield of 7.39%.

Federal Funds Sold
During the third quarter of 2001, the average balance of federal funds sold was $287.2 million with a yield of 3.46%, compared to the average balance for the three month period ended September 30, 2000 of $231.2 million with an average yield of 6.62%. The $56.0 million increase in the average balance, offset with the 316 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $2.5 million for 2001 compared to $3.8 million for 2000.

During the nine month period ended September 30, 2001, the average balance of federal funds was $284.9 million with a yield of 4.47% compared to an average balance of $242.7 million in 2000 with an average yield of 6.23%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

The decrease in the yield on federal funds sold between 2000 and 2001 is the result of changes made by the Federal Reserve Bank for the target rate on overnight federal funds investments. As of September 30, 2001 the Federal Reserve Bank decreased its target rate to 3.0%.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the quarter, total average interest bearing liabilities were $2.07 billion for 2001 and $1.99 billion for 2000. The rate paid on total interest bearing liabilities was 3.88% for the third quarter of 2000, and 3.46% for 2001. Total interest expense for the third quarter decreased approximately $1.3 million to $18.0 million for 2001 compared to $19.4 million for 2000.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield decreased from 3.74% in 2000 to 3.71% in 2001. Total average interest bearing liabilities were $2.04 billion for the nine-month period ended September 30, 2001 and $1.98 billion for 2000.

Demand deposit balances increased $7.2 million during the third quarter of 2001 compared to the third quarter of 2000. Demand deposits averaged $179.4 million in 2001 and $172.3 million in 2000. On a year to date basis, demand deposits were $179.1 million compared to $165.6 million in 2000.

The balance of deposits has remained relatively flat between the three month and nine month periods of 2001 compared to the same periods of 2000. The market territory within which the Company operates is not a growing, dynamic area and therefore opportunities to grow deposits are somewhat limited. Rates paid on the deposits are based upon local market competition and funds availability. The largest component of the deposit portfolio are time deposits which had an average balance of $883.1 million for the nine months of 2001 compared to $859.6 million for the comparable period in 2000. The average yield on these deposits was 5.34% for 2001 and 5.15% for 2000. The increase in the yield is a result of the rate increases in the second half of 2000 and the reduction in rates in 2001. Customers tended to take relatively longer maturity time deposits when rates were higher at the end of 2000 and have altered that pattern in 2001 as they move money into shorter-term deposits.

Short-term borrowings for the quarter were $208.7 million in 2001 compared to $168.4 million in 2000. The average yield decreased during this time period from 5.51% to 2.79% for the third quarter of 2001. The largest component of short-term borrowings is the Trustco Short Term Investments which is only available to Trustco Trust Department customers. The increased balances in this account are a result of trust customers temporarily investing their funds in money market type instruments while waiting for some stability in the equity and bond markets.

Net Interest Income
Taxable equivalent net interest income decreased to $25.4 million for the third quarter of 2001. The net interest spread also decreased 18 basis points between 2000 and 2001 and the net interest margin decreased by 23 basis points.

Similar decreases were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2001, compared to the same period in 2000. Net interest income for the first nine months of 2001 was $75.8 million, a decrease of $1.4 million from the $77.3 million for the first nine months of 2000. Net interest spread decreased 23 basis points to 3.77% and net interest margin decreased 23 basis points to 4.27% for the nine month period ended September 30, 2001, compared to the nine month period ended September 30, 2000.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2001.

Nonperforming loans: Total nonperforming loans were $7.6 million at September 30, 2001, a decrease from the $12.7 million of nonperforming loans at September 30, 2000. Nonaccrual loans were $1.8 million at September 30, 2001 down from the $5.0 million at September 30, 2000. Restructured loans were $5.4 million at September 30, 2001 compared to $6.5 million at September 30, 2000.

Of the $7.6 million of nonperforming loans at September 30, 2001, all but approximately $332 thousand are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Total impaired loans at September 30, 2001 of $5.5 million, consisted of restructured retail loans. During the first nine months of 2001, there have been $1.0 million of commercial loan charge offs and $4.4 million of mortgage and consumer loan charge offs as compared with $1.5 million of commercial loan charge offs and $2.5 million of mortgage and consumer loan charge offs in the first nine months of 2000. Recoveries during the first nine month periods have been $2.3 million in 2001 and $1.2 million in 2000.

Real estate owned: Total real estate owned of $1.0 million at September 30, 2001 decreased by $698 thousand since September 30, 2000.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2001, the allowance for loan losses was $56.6 million, a slight increase from the allowance at September 30, 2000 of $55.8 million. The allowance represents 3.65% of the loan portfolio as of September 30, 2001 compared to 3.88% at September 30, 2000. For the nine month periods, the provision charged to expense was $3.4 million for 2001 and $2.6 million for 2000.

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

` Changes in underwriting standards in the competitive environment in which TrustCo operates,

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

Noninterest Income
Total noninterest income for the three months ended September 30, 2001 was $6.0 million, a $2.0 million increase from the comparable period in 2000. During these periods, the Company recorded net securities losses of $1.6 million for 2000 and net securities gains of $696 thousand for the comparable period in 2001. Excluding these securities transactions, noninterest income decreased from $5.6 million in the third quarter of 2000 to $5.3 million in 2001. The decrease is the result of a reduction in Trust fee income and other miscellaneous items.

The reduction in trust fee income is the result of market conditions that have negatively affected the underlying trust assets.

Similar results were also recognized for the nine months of 2001 compared to 2000. Total noninterest income was $19.8 million for 2001 compared to $10.8 million for 2000. Excluding net securities transactions, the balances for 2001 and 2000 would have been $15.9 million for 2001 and $15.8 million for 2000.

Noninterest Expenses
Total noninterest expense for the third quarter of 2001 was $12.4 million up from $11.7 million in the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, total noninterest expense was $37.6 million compared to $35.1 million.

For the third quarter of 2001, the increase in total noninterest expense is principally the result of increases in salaries and employee benefits, net occupancy expenses, and professional services. The same trends were noted for the year to date period in 2001, compared to 2000. Salary and employee benefit increases were the result of normal inflationary changes and additional costs associated with benefit plans.

Income Taxes
In the third quarter of 2001 and 2000, TrustCo recognized income tax expense of $4.9 million and $5.3 million respectively. For the nine months of 2001, total income tax expense was $15.5 million compared to $15.6 million for 2000.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2001 was $204.9 million, a increase of $9.1 million from the year-end of 2000 balance of $195.8 million. The change in the shareholders' equity between year-end 2000 and September 30, 2001 reflects the net income retained by TrustCo and a $3.6 million increase in the net unrealized gain, net of tax, on securities available for sale, offset by a $4.6 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.391 per share during the first nine months of 2001 compared to $0.340 in 2000. These resulted in a dividend payout ratio of 80.4% in 2001 and 76.3% in 2000.

The Company achieved the following capital ratios as of September 30, 2001 and 2000:


          September 30,                Minimum Regulatory
                                        Guidelines
                                        2001        2000
                       --------------------------------------------
        Tier 1 risk adjusted
                 capital  13.45%       13.76        4.00

        Total risk adjusted
                 capital  14.74        15.05        8.00


In addition, at September 30, 2001 and 2000, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.28% and 7.32%, respectively.

                               TrustCo Bank Corp NY
                          Management's Discussion and Analysis
                               STATISTICAL DISCLOSURE
           I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                         INTEREST RATES AND INTEREST DIFFERENTIAL

             The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of
          TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
          accrual loans are included in loans for this analysis.  The average balances of sec-
          urities available for sale is calculated using amortized costs for these securities.
          Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $24.7 million and $5.4 Million in the third quarter of 2001 and 2000, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                    Third Quarter                Third Quarter
                                                         2001                        2000

                                           Average             Average       Average             Average Change in Variance Variance
(dollars in thousands)                     Balance    Interest  Rate         Balance  Interest    Rate   interest    Balance   Rate
                                                                                                          Income/   Change   Change
               Assets                                                                                    Expense

Commercial loans......................$     207,347  $   4,381  8.45%   $   196,308  $   4,364    8.88%       17      922    (905)
Residential mortgage loans.............   1,179,865     22,836  7.74%     1,057,399     20,716    7.84%    2,120    3,736  (1,616)
Home equity lines of credit ...........     124,086      2,078  6.64%       132,762      3,159    9.47%   (1,081)    (194)   (887)
Installment loans......................      21,079        702 13.21%        23,681        758   12.73%      (56)    (211)    155
                                          ---------    -------            ---------     -------            -----    -----   -----
Loans, net of unearned income..........   1,532,377     29,997  7.82%     1,410,150     28,997    8.22%    1,000    4,253  (3,253)

Securities available for sale:
 U.S. Treasuries and agencies..........     148,322      2,714  7.32%       214,439      4,073    7.60%   (1,359)  (1,215)   (144)
 Mortgage-backed securities............     103,906      2,098  8.07%       200,502      3,674    7.33%   (1,576)  (3,766)  2,190
 States and political subdivisions.....     224,784      4,455  7.93%       155,058      3,131    8.08%    1,324    1,721    (397)
 Other ................................      92,336      1,698  7.35%        86,448      1,446    6.68%      252      102     150
                                          ---------     -------           ---------     -------            -----     -----  -----
   Total securities available for sale.     569,348     10,965  7.70%       656,447     12,324    7.51%   (1,359)  (3,158)  1,799

Federal funds sold.....................     287,207      2,507  3.46%       231,188      3,846    6.62%   (1,339)   4,464  (5,803)
Other short-term investments...........         541          2  1.33%         6,483         98    6.00%      (96)     (52)    (44)
                                          ---------     -------           ---------     -------             -----     ----   -----
  Total Interest earning assets........   2,389,473     43,471  7.27%     2,304,268     45,265    7.87%   (1,794)   5,507  (7,301)
Allowance for loan losses..............     (58,067)    -------             (56,121)    -------             -----     ----   -----
Cash and noninterest earning assets....     177,341                         140,616
                                          ---------                       ---------
  Total assets........................$   2,508,747                     $ 2,388,763
                                          =========                       =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$     291,840        778  1.06%   $   271,940        729    1.07%       49       90     (41)
   Money market accounts...............      64,156        441  2.73%        58,368        401    2.73%       40       40      ---
   Savings.............................     624,272      4,176  2.65%       624,035      4,241    2.70%      (65)      11     (76)
   Time deposits.......................     882,704     11,179  5.02%       863,790     11,651    5.37%     (472)   1,390  (1,862)
                                          ---------    -------            ---------     ------              -----     ----  -----
  Total time deposits..................   1,862,972     16,574  3.53%     1,818,133     17,022    3.72%     (448)   1,531  (1,979)
Short-term borrowings..................     208,655      1,465  2.79%       168,354      2,330    5.51%     (865)   2,708  (3,573)
Long-term debt.........................         722         10  6.07%         1,223         21    6.07%      (11)     (11)    ---
                                          ---------    -------            ---------     -------             -----     ----   -----
  Total interest bearing liabilities...   2,072,349     18,049  3.46%     1,987,710     19,373    3.88%   (1,324)   4,228  (5,552)
Demand deposits........................     179,435    -------              172,271     ------             -----     -----  -----
Other liabilities......................      51,508                          47,354
Shareholders' equity...................     205,455                         181,428
                                           ---------                       ---------
  Total liab. & shareholders' equity..$   2,508,747                     $ 2,388,763
                                           =========                      =========
Net interest income....................                 25,422                           25,892              (470)   1,279  (1,749)
                                                       -------                          -------              -----   -----   -----
Net interest spread....................                         3.81%                               3.99%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         4.27%                               4.50%

Tax equivalent adjustment                                1,816                             1,167
                                                       -------                           -------
   Net interest income per book........              $  23,606                         $  24,725
                                                       =======                            ======
                                                                                            -20-


                                                                            TrustCo Bank Corp NY
                                                                      Management's Discussion and Analysis
                                                                           STATISTICAL DISCLOSURE

                                                   I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                                                 INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of
                                         TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                         accrual loans are included in loans for this analysis.  The average balances of sec-
                                         urities available for sale is calculated using amortized costs for these securities.
                                         Included in the balance of shareholders' equity is unrealized appreciation net of tax, in the available for sale portfolio of $22.5 million and unrealized depreciation of $242 thousand for the nine months ended September 30, 2001 and 2000, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                 Nine Months                                                 Nine Months
                                                   2001                                                        2000

                                          Average               Average     Average             Average Change in Variance Variance
(dollars in thousands)                    Balance      Interest  Rate       Balance     Interest  Rate  Interest   Balance    Rate
                                                        Income/                         Income/                    Change    Change
               Assets                                   Expense                          Expense

Commercial loans......................$    204,699  $   13,206   8.60%   $  194,192  $   12,919   8.87%     287       866      (579)
Residential mortgage loans.............  1,152,431      67,345   7.79%    1,023,825      60,035   7.82%   7,310     7,650      (340)
Home equity lines of credit ...........    126,665       7,175   7.57%      135,443       9,216   9.09%  (2,041)     (569)   (1,472)
Installment loans......................     22,366       2,138   2.78%       21,716       2,128  13.09%      10        81       (71)
                                          ---------     -------             --------      -------         -----     -----      -----
Loans, net of unearned income..........  1,506,161      89,864   7.96%    1,375,176      84,298   8.18%   5,566     8,028    (2,462)

Securities available for sale:
 U.S. Treasuries and agencies..........    152,141       8,635   7.57%      213,017      11,964   7.49%  (3,329)   (3,535)      206
 Mortgage-backed securities............    147,091       8,576   7.77%      209,039      11,277   7.19%  (2,701)   (4,031)    1,330
 States and political subdivisions.....    198,059      11,861   7.98%      146,063       8,812   8.04%   3,049     3,157      (108)
 Other ................................     73,098       4,109   7.50%       95,792       4,745   6.61%    (636)   (1,493)      857
                                          ---------     -------             --------      -------          -----     -----     -----
   Total securities available for sale.    570,389      33,181   7.76%      663,911      36,798   7.39%  (3,617)   (5,902)    2,285

Federal funds sold.....................    284,897       9,532   4.47%      242,720      11,313   6.23%  (1,781)    2,571    (4,352)
Other short-term investments...........        182           2   1.35%        5,787         261   6.03%    (259)     (144)     (115)
                                          ---------     -------             --------      -------          -----     -----     -----
  Total Interest earning assets........  2,361,629     132,579   7.48%    2,287,594     132,670   7.74%     (91)    4,553    (4,644)
Allowance for loan losses..............    (57,399)     -------             (56,298)     -------           -----     -----     -----
Cash and noninterest earning assets....    169,063                          133,137
                                          ---------                        ---------
  Total assets........................$  2,473,293                       $2,364,433
                                          =========                        =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$    281,828       2,237   1.06%   $  272,205       2,172   1.07%      65        84       (19)
   Money market accounts...............     61,579       1,257   2.73%       57,817       1,182   2.73%      75        75       ---
 Savings...............................    608,083      12,207   2.68%      632,842      12,803   2.70%    (596)     (498)      (98)
 Time deposits.........................    883,070      35,274   5.34%      859,594      33,110   5.15%   2,164       919     1,245
                                          ---------     -------             --------      -------         -----      -----    -----
  Total time deposits..................  1,834,560      50,975   3.71%    1,822,458      49,267   3.61%   1,708       580     1,128
Short-term borrowings..................    207,509       5,730   3.69%      158,067       6,111   5.16%    (381)    2,239    (2,620)
Long-term debt.........................        796          35   5.83%          411          21   6.07%      14         0        14
                                          ---------     -------             --------      -------         -----      -----     -----
  Total interest bearing liabilities...  2,042,865      56,740   3.71%    1,980,936      55,399   3.74%   1,341     2,819    (1,478)
Demand deposits........................    179,072      -------             165,578      -------          -----      -----     -----
Other liabilities......................     49,909                           44,895
Shareholders' equity...................    201,447                          173,024
                                          ---------                        ---------
  Total liab. & shareholders' equity..$  2,473,293                       $2,364,433
                                          =========                        =========
Net interest income....................                  75,839                           77,271          (1,432)    1,734   (3,166)
                                                         -------                        -------            -----      -----    -----
Net interest spread....................                           3.77%                           4.00%

Net interest margin (net interest
 income to total interest earning
   assets).............................                           4.27%                           4.50%

Tax equivalent adjustment                                  4,638                             3,296
                                                          -------                           -------
   Net interest income per book........                  $71,201                          $ 73,975
                                                          =======                           =======
                                                                                -21-


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














                                                     TrustCo Bank Corp NY


  Date:  November 14, 2001          By:
                                                     /s/ Robert A. McCormick
                                                    -------------------------
                                                     Robert A. McCormick
                                                     President and
                                                     Chief Executive Officer



  Date: November 14, 2001           By:              /s/ Robert T. Cushing
                                                     --------------------------
                                                     Robert T. Cushing
                                                     Vice President and Chief
                                                     Financial Officer