Form 10-K
TRUSTCO BANK CORP N Y
filed 2002-03-28
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee Required) For the Fiscal Year Ended December 31, 2001
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                (No Fee Required)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                                   Number of Shares Outstanding
Class of Common Stock                                   as of March 8, 2002
   $1 Par Value                                               72,030,221


The aggregate market value of registrant's common stock (based upon the closing price on March 8, 2002) held by non-affiliates was approximately $926,308,642.

Documents Incorporated by Reference:  (1)  Portions of registrant's Annual
                                           Report to Shareholders for the
                                           fiscal year ended December 31, 2001
                                          (Part I and Part II).
                                      (2)  Portions of registrant's Proxy
                                           Statement filed for its Annual
                                           Meeting of Shareholders to be held
                                           May 20, 2002 (Part III).

                                      INDEX

Description                                                               Page

PART I
      Item 1              Business                                           1
      Item 2              Properties                                         7
      Item 3              Legal Proceedings                                  7
      Item 4              Submission of Matters to a Vote of Security        7
                               Holders

PART II
      Item 5              Market for the Registrant's Common Equity and     10
                               Related Stockholder Matters
      Item 6              Selected Financial Data                           10
      Item 7              Management's Discussion and Analysis of           10
                               Financial Condition and Results of Operations
      Item 7A             Quantitative and Qualitative Disclosures about    10
                               Market Risk
      Item 8              Financial Statements and Supplementary Data       10
      Item 9              Changes in and Disagreements with Accountants     10
                               On Accounting and Financial Disclosure

PART III
      Item 10             Directors and Executive Officers of Registrant    10
      Item 11             Executive Compensation                            11
      Item 12             Security Ownership of Certain Beneficial Owners   11
                               and Management
      Item 13             Certain Relationships and Related Transactions    11

PART IV
      Item 14             Exhibits, Financial Statement Schedules, and      11
                               Reports on Form 8-K
                          Signatures                                        16

EXHIBITS INDEX                                                              18

                                     PART I

Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo" or the "Company") is a multi-bank holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. On July 28, 2000 TrustCo acquired Landmark Financial Corp. and its subsidiary, Landmark Community Bank, Canajoharie, New York, a federal savings bank with assets of approximately $26 million. TrustCo's acquisition cost was approximately $3.4 million.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 465 full-time equivalent employees of TrustCo at year-end 2001. TrustCo had 12,809 shareholders of record as of December 31, 2001 and the closing price of the TrustCo common stock at that date was $12.57.

Bank Subsidiaries
Trustco Bank, National Association
TrustCo's largest banking subsidiary, Trustco Bank, National Association (the "Bank"), is a national banking association engaged in a general commercial banking business serving individuals, partnerships, corporations, municipalities and governments of New York. The Bank operates 49 automatic teller machines and 55 banking offices in Albany, Columbia, Greene, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, and Washington counties of New York State. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2001 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $1.23 billion as of December 31, 2001.

The daily operations of the Bank remain the responsibility of its Board of Directors and officers, subject to the overall supervision by TrustCo. TrustCo derives most of its income from dividends paid to it by the Bank. The accounts of the Bank are included in TrustCo's consolidated financial statements.

Trustco Financial Corp.
Trustco Financial Corp. is a one-bank holding company, incorporated in the state of Delaware, and located in Canajoharie, New York along with its subsidiary bank, Trustco Savings Bank. The accounts of Trustco Financial Corp. are included in TrustCo's consolidated financial statements.

Trustco Savings Bank
Trustco Savings Bank ("Savings Bank") is a federally chartered savings bank located in Canajoharie, New York, operating one branch and one ATM, serving communities located in Montgomery County, New York. It is a member of the Savings Association Insurance Fund which is administered by the FDIC and its deposits are insured by the FDIC to the extent permitted by law. As of December 31, 2001 its total assets were $17.9 million. The accounts of the Savings Bank are included in TrustCo's consolidated financial statements.

ORE Subsidiary
During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from other commercial banks, savings associations, and credit unions, which are located, or have branches in those areas. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last five years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

TrustCo operates in a number of communities where the competition ranges from other locally based commercial and savings banks to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest commercial bank headquartered in the Capital District area.

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

The Savings Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS") and, like the Bank, to supervision and regulation by the FDIC.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, which appears on pages 32 and 33 thereof and contains information concerning restrictions on TrustCo's ability to pay dividends, is hereby incorporated by reference.) In addition, the Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by a bank holding company under their jurisdictions. Compliance with the standards set forth in such guidelines could also limit the amount of dividends, that a bank or a bank holding company may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, which appears on page 42 thereof and contains information concerning regulatory capital requirements.

Current Legislation
The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. This major banking legislation expands the permissible activities of bank holding companies such as TrustCo by permitting them to engage in activities, or affiliate with entities that engage in activities, that are "financial in nature." Activities that this act expressly deems to be financial in nature include, among other things, securities and insurance underwriting and agency, investment management, and merchant banking. The Federal Reserve and the Treasury Department, in cooperation with one another, must determine what additional activities are "financial in nature." With certain exceptions, the Gramm-Leach-Bliley Act similarly expands the authorized activities of subsidiaries of national banks. The provisions of the Gramm-Leach-Bliley Act authorizing the expanded powers became effective March 11, 2000.

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

Statistical Information Analysis
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies
Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders is a description of this critical polity and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Outsourced Services
TrustCo has entered into a multi year contract with Fiserv Solutions, Inc.("Fiserv") to perform certain operating procedures for the Company. The contract requires Trustco Banks to convert to the Fiserv system during the first half of 2002. Upon completion, the monthly billing for services will commence. Services included with the contract are data processing, item processing, back room operations for the Bank, and trust operations. The annual cost of the contract is estimated at $5 million and will be partially offset by expenses being eliminated. In 2002 there will be duplication of certain costs for part of the year as the Company completes the transition to Fiserv. Those duplicate costs are not estimated to be material.

Forward-Looking Statements
Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk;
(iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.                   Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 56 offices, of which 22 are owned and 34 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

     The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                                                  Year First
Name, Age and                             Principal Occupations                                   Became
Position                                  Or Employment Since                                     Executive
With TrustCo                              January 1, 1997                                         of TrustCo
Robert A. McCormick, 65,                  President Trustco Bank National  Association and TrustCo      1981
Chairman, President, and                  Bank Corp NY since 1982.  President and Chief  Executive
Chief Executive Officer                   Officer,  Trustco Bank, National Association and TrustCo
                                          Bank Corp NY since 1984.  Director of TrustCo  Bank Corp
                                          NY since 1981 and of Trustco Bank, National  Association
                                          since  1980.  Chairman  of  TrustCo  Bank  Corp  NY  and
                                          Trustco Bank, National Association since 2001.

Robert T. Cushing, 47,                    Vice  President  and Chief  Financial  Officer,  TrustCo      1994
Vice President and                        Bank  Corp NY since  1994.  Senior  Vice  President  and
Chief Financial Officer                   Chief   Financial   Officer,   Trustco  Bank,   National
                                          Association  since 1994.  Director of TrustCo  Bank Corp
                                          NY and Trustco Bank, National Association since 2001.

Robert J. McCormick, 38,                  Vice  President,   TrustCo  Bank  Corp  NY  since  2000.      2000
Vice President                            Senior  Vice   President   of  Trustco   Bank   National
                                          Association  since 2001.  Administrative  Vice President
                                          of Trustco Bank,  National  Association since 1997. Vice
                                          President of Trustco Bank,  National  Association  since
                                          1995.  Robert  J.  McCormick  is the  son of  Robert  A.
                                          McCormick,  Chairman,  President,  and  Chief  Executive
                                          officer   of  TrustCo   and   Trustco   Bank,   National
                                          Association.

Nancy A. McNamara, 52,                    Vice  President,   TrustCo  Bank  Corp  NY  since  1992.      1990
Vice President                            Senior   Vice   President,    Trustco   Bank,   National
                                          Association  since 1988.  Director of TrustCo  Bank Corp
                                          NY and Trustco Bank, National Association since 1991.

Henry C. Collins, 47,                     Secretary,  TrustCo  Bank  Corp NY since  January  2001.      1999
Secretary                                 Assistant  Secretary  of TrustCo  Bank Corp NY from 1999
                                          to  2001.  Administrative  Vice  President  and  General
                                          Counsel  of Trustco  Bank,  National  Association  since
                                          1995.



Each executive officer is elected by the Board of Directors to serve until election of his or her successor.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Page 1 and page 47 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference. TrustCo had 13,085 shareholders of record as of March 8, 2002, and the closing price of TrustCo's common stock on that date was $12.86.


Item 6.  Selected Financial Data
Page 24 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements, together with the report thereon of KPMG LLP on pages 27 through 43 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                                    PART III

Item 10. Directors and Executive Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 22, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 2002, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11. Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 8 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 2002, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 21 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 2002, is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on pages 21 and 22 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 20, 2002 is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.



         Consolidated Statements of Condition -- December 31, 2001 and 2000.

         Consolidated Statements of Income -- Years Ended December 31, 2001, 2000, and 1999.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999.

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

  10(a)           Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

  11              Computation of Net Income Per Common Share.
















________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

The following exhibits are filed herewith:*

Reg S-K
Exhibit No.        Description

      10(b)       Amended and Restated Trust For Deferred  Benefits  Provided  under  Employment  Agreements of Trustco Bank,
                  National Association and TrustCo Bank Corp NY, dated September 18, 2001.

     10(c)        Amended and Restated Trust Under Non-Qualified  Deferred Compensation Plans of Trustco Bank, National Association
                  and TrustCo Bank Corp NY, dated September 18, 2001.

     10(d)        Amended and Restated Rabbi Trust for Employment  Contract Between Trustco Bank,  National  Association,  TrustCo
                  Bank Corp NY and Robert A. McCormick, dated September 18, 2001.

     10(e)        Amended and Restated  Agreement for  Supplemental  Retirement  Benefits for Robert A. McCormick,  dated September
                  18, 2001.

     10(f)        Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental  Retirement Plan,
                  dated September 18, 2001.

     10(g)        Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

     10(h)        Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18,
                  2001.

     10(i)        Amended and Restated Employment Agreements Between Trustco Bank, National Association,  TrustCo Bank Corp NY and
                  each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001.

     10(j)        Employment Agreement Between Trustco Bank, National Association,  TrustCo Bank Corp NY and Robert A. McCormick,
                  dated September 18, 2001.

     10(k)        Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

     10(l)        Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

     10(m)        Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

     10(n)        Amended and Restated Trustco Bank, National  Association  Deferred  Compensation Plan for Directors,  dated
                  September 18, 2001.

     10(o)        Agreement between Fiserv Solutions, Inc. and Trustco Bank, National Association, dated November 14, 2001.

      13          Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2001.

      21          List of Subsidiaries of TrustCo.

      23          Consent of Independent Certified Public Accountants.

      24          Power of Attorney.



Reports on Form 8-K:


On November 20, 2001, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On January 15, 2002, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 2001 results.

On January 31, 2002, TrustCo filed a Current Report on Form 8-K reporting that TrustCo Bank Corp NY had made an offer to acquire Troy Financial Corp. in a letter dated November 14, 2001.

On February 11, 2002, TrustCo filed a Current Report on Form 8-K confirming that Lewis, Rice & Fingersh, L.C. filed a response on behalf of TrustCo Bank Corp NY ("TrustCo") to the January 24, 2002 letter to the Federal Reserve Bank of New York from Hogan & Hartson, L.L.P on behalf of Troy Financial Corporation ("Troy") opposing TrustCo's application to acquire up to 9.9% of the outstanding common stock of Troy.

On February 19, 2002, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On February 19, 2002, TrustCo filed a Current Report on Form 8-K reporting that in a letter dated February 19, 2002 to the Federal Reserve Bank of New York, TrustCo Bank Corp NY ("TrustCo") indicated that due to the passivity requirements TrustCo is withdrawing its application to acquire up to 9.9% of the outstanding common stock of Troy Financial Corporation. TrustCo is reconsidering its options with respect to Troy Financial Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/Robert A. McCormick
  ______________________
         Robert A. McCormick
         Chairman, President, and Chief
         Executive Officer
         (Principal Executive Officer)


         By: /s/Robert T. Cushing
  ______________________
         Robert T. Cushing
         Vice President and Chief
         Financial Officer
         (Principal Financial and
         Accounting Officer)




Date: March 25, 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title                        Date

                  *                        Director        February 19, 2002
Barton A. Andreoli

                  *                        Director        February 19, 2002
Robert  T. Cushing

                  *                        Director        February 19, 2002
Joseph Lucarelli

                  *                        Director        February 19, 2002
Dr. Anthony J. Marinello

                  *                        Director        February 19, 2002
Robert A. McCormick

                  *                        Director        February 19, 2002
Nancy A. McNamara

                  *                        Director        February 19, 2002
Dr. James H. Murphy

                  *                        Director        February 19, 2002
Richard J. Murray, Jr.

                  *                        Director        February 19, 2002
William D. Powers

                  *                        Director        February 19, 2002
William J. Purdy



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



3(ii)a Amended and Restated ByLaws of TrustCo Bank Corp NY, dated February 20, 2001, filed as Exhibit 3(ii)a to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2000, is incorporated herein by reference.

10(a) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended effective July 1, 1994, filed as Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 1994, is incorporated herein by reference.

10(b) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 is filed herewith.

                                 Exhibits Index
Reg S-K
Item 601
Exhibit No.                                                           Page  No.



10(c) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 is filed herewith.

10(d) Amended and Restated Rabbi Trust for Employment Contract Between Trustco Bank, National Association, TrustCo Bank Corp NY and Robert A. McCormick, dated September 18, 2001 is filed herewith.

10(e) Amended and Restated Agreement for Supplemental Retirement Benefits for Robert A. McCormick, dated September 18, 2001 is filed herewith.

10(f) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001 is filed herewith.

10(g) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001 is filed herewith.

10(h) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001 is filed herewith.

10(i) Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001 are filed herewith.

10(j) Employment Agreement Between Trustco Bank, National Association, TrustCo Bank Corp NY and Robert A. McCormick, dated September 18, 2001 is filed herewith.

10(k) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 is filed herewith.

10(l) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 is filed herewith.

10(m) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001 is filed herewith.

                                 Exhibits Index
 Reg S-K
Item 601
Exhibit No.                                                          Page  No.


10(n) Amended and Restated Trustco Bank, National Association Deferred Compensation Plan for Directors, dated September 18, 2001, is filed herewith.

10(o) Agreement between Fiserv Solutions, Inc. and Trustco Bank, National Association, dated November 14, 2001 is filed herewith. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

11 Computation of Net Income Per Common Share. Note 12 on page 40 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.


13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2001 are filed herewith.



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

          The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.




21        List of Subsidiaries of TrustCo, filed herewith                   83

23        Consent of Independent Certified Public Accountants,
             filed herewith.                                                84

24        Power of Attorney, filed herewith.                                85

                                 Exhibits Index


Exhibit 10(b)


                              AMENDED AND RESTATED
                                     TRUST
                                      FOR
                                DEFERRED BENEFITS
                                 PROVIDED UNDER
                              EMPLOYMENT AGREEMENTS
                                       OF
                       TRUSTCO BANK, NATIONAL ASSOCIATION

                            AND TRUSTCO BANK CORP NY


                               September 18, 2001

                               AMENDED AND RESTATED
   TRUST FOR DEFERRED BENEFITS PROVIDED UNDER EMPLOYMENT AGREEMENTS OF
       TRUSTCO BANK, NATIONAL ASSOCIATION AND TRUSTCO BANK CORP NY

     This Amended and Restated Agreement made this 18th day of September, 2001, by and between TrustCo Bank Corp NY, a New York corporation, Trustco Bank, National Association ("Bank") and Trustco Bank, National Association, Trust Department ("Trustee"); and

     WHEREAS, Bank has provided for certain termination and gross-up benefits in the employment agreements listed in Appendix A (hereinafter called "Employment Agreements"); and

     WHEREAS, Bank maintains a trust (hereinafter called "Trust") established as of April 1, 1996 and Bank has contributed to the Trust assets to be held therein, subject to the claims of Bank's creditors in the event of Bank's Insolvency, as herein defined, until paid to employees and their beneficiaries in such manner and at such times as specified in the Employment Agreements; and

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Employment Agreements as unfunded arrangements maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

     WHEREAS, it is the intention of Bank to continue to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Employment Agreements; and

     WHEREAS, the Bank and the Trustee desire to amend and restate the Trust in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, the Trust is hereby amended and restated in its entirety, effective as of September 18, 2001, to read as follows:

     Section 1. Establishment of Trust.
     (a) As of September 18, 2001, Bank deposited with Trustee in trust Four Dollars and Forty- Five Cents ($4.45), which is the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

     (b) The Trust hereby established shall be irrevocable.

     (c) The Trust is intended to be a grantor trust, of which Bank is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1,
Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

     (d) The principal of the Trust shall be held separate and apart from other funds of Bank and shall be used exclusively for the uses and purposes of employees, their beneficiaries and Bank's general creditors as herein set forth. Employees and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Employment Agreements and this Trust Agreement shall be mere unsecured contractual rights of employees and their beneficiaries against Bank. Any assets held by the Trust will be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

     (e) Bank, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor any employee or beneficiary shall have any right to compel such additional deposits.

     (f) Upon a Change in Control, as defined herein, or upon the occurrence of an event pursuant to which an employee or beneficiary becomes entitled to payment of benefits under the Employment Agreements, Bank shall, 15 days prior to the date of consummation of such Change in Control or such event make an irrevocable contribution to the Trust in an amount that is sufficient to pay each employee or beneficiary all of the benefits which have accrued on behalf of employees or their beneficiaries pursuant to the terms of the Employment Agreements as of the date on which the Change in Control or such event occurred; provided, however, that if a Change in Control occurs without prior announcement or notice thereof, Bank shall make the required contribution within 10 days after the Change in Control. In the event a payment is made to Executive as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Executive, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Executive a "tax gross-up payment" in respect of any taxes incurred by the Executive with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     Section 2. Payments to Employees and Their Beneficiaries.

     (a) Bank shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each employee (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Employment Agreements), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the employees and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Employment Agreements and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Bank.

     (b) The entitlement of an employee or his or her beneficiaries to benefits under the Employment Agreements shall be determined by Bank or such party as it shall designate under the Employment Agreements, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Employment Agreements.

     (c) Bank may make payment of benefits directly to employees or their beneficiaries as they become due under the terms of the Employment Agreements. Bank shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to employees or their beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Employment Agreements, Bank shall make the balance of each such payment as it falls due. Trustee shall notify Bank where principal is not sufficient.

 Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary when Bank is Insolvent.

     (a) Trustee shall cease payment of benefits to employees and their beneficiaries if the Bank is Insolvent. Bank shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Bank is unable to pay its debts as they become due, or (ii) Bank is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Bank is determined to be Insolvent by the Federal Deposit Insurance Corporation.

     (b) At all times  during the  continuance  of this  Trust,  as  provided in
Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Bank under federal and state law as set forth below.

          (1) The Board of Directors and the Chief Executive Officer of Bank shall have the duty to inform Trustee in writing of Bank's Insolvency. If a person claiming to be a creditor of Bank alleges in writing to Trustee that Bank has become Insolvent, Trustee shall determine whether Bank is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to employees or their beneficiaries.

          (2) Unless Trustee has actual knowledge of Bank's Insolvency, or has received notice from Bank or a person claiming to be a creditor alleging that Bank is Insolvent, Trustee shall have no duty to inquire whether Bank is Insolvent. Trustee may in all events rely on such evidence concerning Bank's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Bank's solvency.

          (3) If at any time Trustee has determined that Bank is Insolvent, Trustee shall discontinue payments to employees or their beneficiaries and shall hold the assets of the Trust for the benefit of Bank's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of employees or their beneficiaries to pursue their rights as general creditors of Bank with respect to benefits due under the Employment Agreements or otherwise.

          (4) Trustee shall resume the payment of benefits to employees or their beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Bank is not Insolvent (or is no longer Insolvent).

(c) Provided  that there are  sufficient  assets,  if Trustee  discontinues  the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to employees or their beneficiaries under the terms of the Employment Agreements for the period of such discontinuance, less the aggregate amount of any payments made to employees or their beneficiaries by Bank in lieu of the payments provided for hereunder during any such period of discontinuance.

     Section 4. Investment Authority.

     (a) All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with employees. Bank shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust.

     Section 5.  Disposition of Income.

     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Bank.

     Section 6. Accounting by Trustee.

  Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Bank and Trustee. Within 30 days following the close of each calendar year and within 30 days after the removal or resignation of Trustee, Trustee shall deliver to Bank a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

     Section 7. Responsibility of Trustee.

     (a) Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Bank which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by Bank. In the event of a dispute between Bank and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

     (b) If Trustee undertakes or defends any litigation arising in connection with this Trust, Bank agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments.

     (c) Trustee may consult with legal counsel (who may also be counsel for Bank generally) with respect to any of its duties or obligations hereunder. Bank shall pay the fees of all legal counsel so hired.

     (d) Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder. Bank shall pay the fees of all professionals so hired.

     (e) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (f) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could make the beneficiaries of this Trust associates in a joint enterprise for the conduct of business for profit, within the meaning of Section 301.7701-4 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

     Section 8. Compensation and Expenses of Trustee.

     Bank shall pay all administrative and Trustee's fees and expenses.

     Section 9. Resignation and Removal of Trustee.

     (a) Trustee may resign at any time by written notice to Bank, which shall be effective 30 days after receipt of such notice unless Bank and Trustee agree otherwise.

     (b) Trustee may be removed by Bank on 10 days notice or upon shorter notice accepted by Trustee.

     (c) 15 days prior to a Change in Control, as defined herein, the Trust shall be subdivided into separate trusts for each Employment Agreement, with each trust containing an amount that is sufficient to pay the employee or beneficiary on whose behalf it is established, all of the benefits which have accrued on behalf of such employee or his beneficiaries pursuant to the terms of his or her Employment Agreement as of the date of the Change in Control; provided, however, that if a Hostile Change in Control occurs without prior announcement or notice thereof, such subdivision of the Trust shall take place within 10 days after the Change in Control.

     (d) Upon a Hostile Change in Control, each employee or his beneficiaries shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of such trust. Upon receipt from a successor Trustee of its written acceptance of appointment in which the successor Trustee agrees to be bound by the terms of this Trust Agreement, the Bank will immediately transfer to such successor Trustee the amount of assets sufficient to pay the employee or beneficiary on whose behalf the subdivided trust is established, all of the benefits which have accrued on behalf of such employee or his beneficiaries pursuant to the terms of his or her Employment Agreement as of the date of the Change in Control. No action taken pursuant to this Section 9(d) will create on behalf of employees and their beneficiaries any preferred claim on, or any beneficial ownership interest in, any assets of the subdivided trusts and assets held by each trust created pursuant to this Section 9(d) will continue to be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein. Trustees named by employees and beneficiaries pursuant to this Section 9(d) may not be removed by Bank.

     (e) If Trustee resigns or is removed within 15 years after a Change in Control, as defined herein, and an employee is entitled to any further benefits under the Trust, such employee or his beneficiaries shall appoint an independent bank trust department or another independent party the may be granted corporate trustee powers under state law, as trustee of the Trust within five days after such Trustee resignation.

     (f) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless Bank and all beneficiaries of this Trust agree to extend the time limit.

     (g) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under subsections (a) or (b) of this Section 9. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

     Section 10. Appointment of Successor.

     If Trustee  resigns or is removed in accordance  with Section 9(a),  (b) or
(e) hereof, the Trust beneficiaries may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Bank or the successor Trustee to evidence the transfer.

     Section 11. Amendment or Termination.

     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Bank; provided, however, that this Trust Agreement may not be modified to the detriment of any employee without his consent. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Employment Agreements or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which employees and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Employment Agreements. Upon termination of the Trust any assets remaining in the Trust shall be returned to Bank.

     (c) Sections 1.(b), 1.(d), 1.(f), 2.(a), 2.(b), 4.(a), 9.(c), 9.(d), 9.(e),
10,  11.(a),  11.(b),  11.(c),  12.(a),  12.(b),  12.(c),  12.(d) and 12 (e) and
Appendix A of this Trust Agreement may not be amended by Bank for 15 years following a Change in Control, as defined herein.

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

     (d) For purposes of this Trust, a "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo Bank Corp NY or the Bank, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies` shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     For purposes of this Trust, the term "Change in Control" will include (i) an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control as defined in this subsection and (ii) the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Bank or the securities of the Bank described in Section 12(d)(b) herein.

     For purposes of this Trust, a "Hostile Change in Control" means a transaction which the executive officers of the Bank unanimously determine is a Hostile Change in Control.

     Section 13. Effective Date.

     The effective date of this Amended and Restated Trust Agreement shall be September 18, 2001.


     IN WITNESS WHEREOF, the Parties have caused this Amended and Restated Trust Agreement to be executed this 18th day of September, 2001.

                                         TRUSTCO BANK, NATIONAL ASSOCIATION



                                             /s/ Henry C. Collins
                                         BY:       Henry C. Collins
                                                       Secretary


                                         TRUSTCO BANK CORP NY



                                             /s/ Henry C. Collins
                                         BY:        Henry C. Collins
                                                       Secretary


                                         TRUSTCO BANK, NATIONAL ASSOCIATION,
                                                   TRUST DEPARTMENT


                                             /s/ William M. McCartan
                                         BY:         William M. McCartan
                                                        Trustee

                    APPENDIX A TO TRUST FOR DEFERRED BENEFITS
                         UNDER EMPLOYMENT AGREEMENTS OF
                       TRUSTCO BANK, NATIONAL ASSOCIATION
                            AND TRUSTCO BANK CORP NY




     Termination and Gross-Up Benefits Under Employment Contracts of R. T. Cushing, N. A. McNamara and R. J. McCormick.

Exhibit 10(c)


                              AMENDED AND RESTATED

                                      TRUST

                               UNDER NON-QUALIFIED

                           DEFERRED COMPENSATION PLANS

                                       OF

                       TRUSTCO BANK, NATIONAL ASSOCIATION

                            AND TRUSTCO BANK CORP NY



                               September 18, 2001

                              AMENDED AND RESTATED
         TRUST UNDER NON-QUALIFIED DEFERRED COMPENSATION PLANS OF TRUSTCO
                 BANK, NATIONAL ASSOCIATION AND TRUSTCO BANK CORP NY


          This Amended and Restated Agreement made this 18th day of September, 2001, by and between TrustCo Bank Corp NY, a New York corporation, Trustco Bank, National Association ("Bank") and Trustco Bank, National Association, Trust Department ("Trustee"); and

          WHEREAS, Bank has adopted the non-qualified deferred compensation plans listed in Appendix A (hereinafter called "Plans"); and

          WHEREAS, Bank maintains a trust (hereinafter called "Trust") established as of April 1, 1996 and Bank has contributed to the Trust assets to be held therein, subject to the claims of Bank's creditors in the event of Bank's Insolvency, as herein defined, until paid to Plan participants and their beneficiaries in such manner and at such times as specified in the Plans; and

          WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded plans maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

          WHEREAS, it is the intention of Bank to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plans; and

          WHEREAS, the Bank and the Trustee desire to amend and restate the Trust in its entirety, effective as of September 18, 2001;

          NOW, THEREFORE, the Trust is hereby amended and restated in its entirety, effective as of September 18, 2001, to read as follows:

          Section 1. Establishment of Trust.

          (a) As of September 18, 2001, Bank deposited with Trustee in trust Seventeen Million One Hundred Fifty Four Thousand Two Hundred Eighty Two Dollars and Forty- Three Cents ($17,154,282.43), which is the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

          (b) The Trust hereby established shall be irrevocable.

          (c) The Trust is intended to be a grantor trust, of which Bank is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1, Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

          (d) The principal of the Trust shall be held separate and apart from other funds of Bank and shall be used exclusively for the uses and purposes of Plan participants, their beneficiaries and Bank's general creditors as herein set forth. Plan participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plans and this Trust Agreement shall be mere unsecured contractual rights of Plan participants and their beneficiaries against Bank. Any assets held by the Trust will be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

          (e) Within 30 days following the end of each Plan year, Bank shall be required to irrevocably deposit additional cash or other property to the Trust in an amount sufficient to pay each Plan participant or beneficiary the benefits accrued pursuant to the terms of the Plans as of the close of such Plan year.

          (f) Bank, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor any Plan participant or beneficiary shall have any right to compel such additional deposits.

          (g) Upon a Change in Control, as defined herein, or upon the occurrence of an event pursuant to which a Participant or beneficiary becomes entitled to payment of benefits under the Plans, Bank shall, 15 days prior to the date of consummation of such Change in Control or such event, make an irrevocable contribution to the Trust in an amount that is sufficient to pay each Plan participant or beneficiary all of the benefits which have accrued on behalf of Plan participants or their beneficiaries pursuant to the terms of the Plans as of the date on which the Change in Control or such event occurred; provided, however, that if a Change in Control occurs without prior announcement or notice thereof, Bank shall make the required contribution within 10 days after the Change in Control. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

          Section 2. Payments to Plan Participants and Their Beneficiaries.

          (a) Bank shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of each Plan participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plans), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the Plan participants and their beneficiaries in accordance with such Payment
     Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plans and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Bank.

          (b) The entitlement of a Plan participant or his or her beneficiaries to benefits under the Plans shall be determined by Bank or such party as it shall designate under the Plans, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Plans.

          (c) Bank may make payment of benefits directly to Plan participants or their beneficiaries as they become due under the terms of the Plans. Bank shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to participants or their beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Plans, Bank shall make the balance of each such payment as it falls due. Trustee shall notify Bank where principal is not sufficient.

          Section  3.  Trustee   Responsibility   Regarding  Payments  to  Trust
     Beneficiary when Bank is Insolvent.

          (a) Trustee shall cease payment of benefits to Plan participants and their beneficiaries if the Bank is Insolvent. Bank shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Bank is unable to pay its debts as they become due, or (ii) Bank is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Bank is determined to be Insolvent by the Federal Deposit Insurance Corporation.

               (b) At all times during the continuance of this Trust, as provided in Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Bank under federal and state law as set forth below.

                    (1) The Board of Directors and the Chief  Executive  Officer
               of Bank shall have the duty to inform Trustee in writing of Bank's Insolvency. If a person claiming to be a creditor of Bank alleges in writing to Trustee that Bank has become Insolvent, Trustee shall determine whether Bank is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Plan participants or their beneficiaries.

                    (2) Unless Trustee has actual knowledge of Bank's Insolvency, or has received notice from Bank or a person claiming to be a creditor alleging that Bank is Insolvent, Trustee shall have no duty to inquire whether Bank is Insolvent. Trustee may in all events rely on such evidence concerning Bank's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Bank's solvency.

                    (3) If at any  time  Trustee  has  determined  that  Bank is
               Insolvent, Trustee shall discontinue payments to Plan participants or their beneficiaries and shall hold the assets of the Trust for the benefit of Bank's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Plan participants or their beneficiaries to pursue their rights as general creditors of Bank with respect to benefits due under the Plans or otherwise.

                    (4) Trustee shall resume the payment of benefits to Plan participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Bank is not Insolvent (or is no longer Insolvent).

          (c) Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Plan participants or their beneficiaries under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to Plan participants or their beneficiaries by Bank in lieu of the payments provided for hereunder during any such period of discontinuance.

     Section 4. Investment Authority.

     (a) All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Plan participants. Bank shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust.

     Section 5. Disposition of Income.

     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Bank.

     Section 6. Accounting by Trustee.

     Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Bank and Trustee. Within 30 days following the close of each calendar year and within 30 days after the removal or resignation of Trustee, Trustee shall deliver to Bank a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

     Section 7. Responsibility of Trustee.

     (a) Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Bank which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by Bank. In the event of a dispute between Bank and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

     (b) If Trustee undertakes or defends any litigation arising in connection with this Trust, Bank agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments.

     (c) Trustee may consult with legal counsel (who may also be counsel for Bank generally) with respect to any of its duties or obligations hereunder. Bank shall pay the fees of all legal counsel so hired.

     (d) Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder. Bank shall pay the fees of all professionals so hired.

     (e) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (f) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could make the beneficiaries of this Trust associates in a joint enterprise for the conduct of business for profit, within the meaning of Section 301.7701-4 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

     Section 8. Compensation and Expenses of Trustee.

Bank shall pay all administrative and Trustee's fees and expenses.

     Section 9.  Resignation  and Removal of Trustee.

     (a) Trustee may resign at any time by written notice to Bank, which shall be effective 30 days after receipt of such notice unless Bank and Trustee agree otherwise.

     (b) Trustee may be removed by Bank on 10 days notice or upon shorter notice accepted by Trustee.

     (c) 15 days prior to a Change in Control, as defined herein, the Trust shall be subdivided into separate trusts for each participant in the Plans, with each trust containing an amount that is sufficient to pay the Plan participant or beneficiary on whose behalf it is established, all of the benefits which have accrued on behalf of such Plan participant or his beneficiaries pursuant to the terms of the Plans as of the date of the Change in Control; provided, however, that if a Hostile Change in Control occurs without prior announcement or notice thereof, such subdivision of the Trust shall take place within 10 days after the Change in Control.

     (d) Upon a Hostile Change in Control, each Plan participant or his beneficiaries shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of such trust. Upon receipt from a successor Trustee of its written acceptance of appointment in which the successor Trustee agrees to be bound by the terms of this Trust Agreement, the Bank will immediately transfer to such successor Trustee the amount of assets sufficient to pay the Plan participant or beneficiary on whose behalf the subdivided trust is established, all of the benefits which have accrued on behalf of such Plan participant or his beneficiaries pursuant to the terms of the Plans as of the date of the Change in Control. No action taken pursuant to this Section 9(d) will create on behalf of Plan participants and their beneficiaries any preferred claim on, or any beneficial ownership interest in, any assets of the subdivided trusts and assets held by each trust created pursuant to this Section 9(d) will continue to be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein. Trustees named by Plan participants and beneficiaries pursuant to this Section 9(d) may not be removed by Bank.

     (e) If Trustee resigns or is removed within 15 years after a Change in Control, as defined herein, and a Plan participant is entitled to any further benefits under the Trust, such Plan participant shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of the Trust within five days after such Trustee resignation.

     (f) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless Bank and all Plan participants agree to extend the time limit.

     (g) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under subsections (a) or (b) of this Section 9. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

     Section 10. Appointment of Successor.

     If Trustee  resigns or is removed in accordance  with Section 9(a),  (b) or
(e) hereof, the Plan participants may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Bank or the successor Trustee to evidence the transfer.

     Section 11. Amendment or Termination.

     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Bank; provided, however, that this Trust Agreement may not be modified to the detriment of any Plan participant without his consent. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plans or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans. Upon termination of the Trust any assets remaining in the Trust shall be returned to Bank.

     (c) Sections 1.(b), 1.(d), 1.(e), 1.(g), 2.(a), 2.(b), 4.(a), 9.(c), 9.(d),
9.(e), 10, 11.(a), 11.(b), 11.(c), 12.(a), 12.(b), 12.(c), 12.(d) and 12.(e) and
Appendix A of this Trust Agreement may not be amended by Bank for 15 years following a Change in Control, as defined herein.

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

     (d) For purposes of this Trust, a "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo Bank Corp NY or the Bank, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies` shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     For purposes of this Trust, the term "Change in Control" will include (i) an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control as defined in this subsection and (ii) the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Bank or the securities of the Bank described in Section 12(d)(b) herein.

     For purposes of this Trust, a "Hostile Change in Control" means a transaction which the executive officers of the Bank unanimously determine is a Hostile Change in Control.

     Section 13. Effective Date.

     The effective date of this Amended and Restated Trust Agreement shall be September 18, 2001.

     IN WITNESS WHEREOF, the Parties have caused this Amended and Restated Trust Agreement to be executed this 18th day of September, 2001.

                                           TRUSTCO BANK, NATIONAL ASSOCIATION



                                           BY:  /s/ Henry C. Collins
                                                         Henry C. Collins
                                                            Secretary


                                           TRUSTCO BANK CORP NY




                                           BY:  /s/ Henry Collins
                                                          Henry C. Collins
                                                             Secretary


                                           TRUSTCO BANK, NATIONAL ASSOCIATION,
                                                    TRUST DEPARTMENT


                                           BY:  /s/ William M. McCartan
                                                         William M. McCartan
                                                              Trustee

                            APPENDIX A TO TRUST UNDER
                    NON-QUALIFIED DEFERRED COMPENSATION PLANS
                      OF TRUSTCO BANK, NATIONAL ASSOCIATION
                            AND TRUSTCO BANK CORP NY


Trustco Bank Supplemental Retirement Plan

Supplemental Retirement Agreement for Robert A. McCormick

Trustco Bank, National Association Deferred Compensation Plan for Directors

Executive Incentive plan of Trustco Bank, National Association

Trustco Bank Executive Officer Incentive Plan

Exhibit 10(d)


                              AMENDED AND RESTATED

                                 RABBI TRUST FOR

                               EMPLOYMENT CONTRACT

                                     BETWEEN

                       TRUSTCO BANK, NATIONAL ASSOCIATION,

                              TRUSTCO BANK CORP NY

                                       AND

                               ROBERT A. MCCORMICK

                               September 18, 2001

                              AMENDED AND RESTATED
              TRUST FOR CERTAIN BENEFITS UNDER EMPLOYMENT CONTRACT
                                OF R.A. MCCORMICK


     This Amended and Restated Agreement made this 18th day of September, 2001, by and between TrustCo Bank Corp NY, a New York corporation, Trustco Bank, National Association ("Bank") and Trustco Bank, National Association, Trust Department ("Trustee"); and

     WHEREAS, Bank has entered into an employment agreement with Robert A. McCormick ("Executive"), dated April 1, 1996, which provides for termination benefits and, in the event of a Change in Control, gross-up benefits ("Agreement"); and

     WHEREAS, Bank maintains a trust (hereinafter called "Trust") established as of April 1, 1996 and Bank has contributed to the Trust assets to be held therein, subject to the claims of Bank's creditors in the event of Bank's Insolvency, as herein defined, until paid to Executive in such manner and at such times as specified in the Agreement; and

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Agreement as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

     WHEREAS, it is the intention of Bank to continue to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Agreement; and

     WHEREAS, the Bank and the Trustee desire to amend and restate the Trust in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, the Trust is hereby amended and restated in its entirety, effective as of September 18, 2001, to read as follows:

Section 1.  Establishment of Trust.

     (a) As of September 18, 2001, Bank deposited with Trustee in trust Eight Million Five Hundred Fifty Thousand Dollars ($8,550,000), which is the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement.

     (b) The Trust hereby established shall be irrevocable.

     (c) The Trust is intended to be a grantor trust, of which Bank is the grantor, within the meaning of Subpart E, Part I, Subchapter J, Chapter 1,
Subtitle A of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly.

     (d) The principal of the Trust shall be held separate and apart from other funds of Bank and shall be used exclusively for the uses and purposes of Executive, his beneficiaries and Bank's general creditors as herein set forth. Executive and his beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Agreement and this Trust Agreement shall be mere unsecured contractual rights of Executive and his beneficiaries against Bank. Any assets held by the Trust will be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein.

     (e) Within 30 days following the end of each calendar year, Bank shall be required to irrevocably deposit additional cash or other property to the Trust in an amount sufficient to pay Executive the benefits payable pursuant to the terms of the Agreement as of the close of such year.

     (f) Bank, in its sole discretion, may at any time, or from time to time, make additional deposits of cash or other property in trust with Trustee to augment the principal to be held, administered and disposed of by Trustee as provided in this Trust Agreement. Neither Trustee nor Executive shall have any right to compel such additional deposits.

     (g) Upon a Change in Control, as defined herein, or upon the occurrence of an event pursuant to which Executive becomes entitled to payment of benefits under the Agreement, Bank shall, 15 days prior to the date of consummation of such Change in Control or such event, make an irrevocable contribution to the Trust in an amount that is sufficient to pay Executive or his beneficiaries all of the benefits which have accrued on behalf of Executive or his beneficiaries pursuant to the terms of the Agreement as of the date on which the Change in Control or such event occurred; provided, however, that if a Change in Control occurs without prior announcement or notice thereof, Bank shall make the required contribution within 10 days after the Change in Control.

Section 2.  Payments to Executive and His Beneficiaries.

     (a) Bank shall deliver to Trustee a schedule (the "Payment Schedule") that indicates the amounts payable in respect of Executive (and his beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Agreement), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to Executive and his beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Agreement and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Bank.

     (b) The entitlement of Executive or his beneficiaries to benefits under the Agreement shall be determined by Bank or such party as it shall designate under the Agreement, and any claim for such benefits shall be considered and reviewed under the procedures set out in the Agreement.

     (c) Bank may make payment of benefits directly to Executive or his beneficiaries as they become due under the terms of the Agreement. Bank shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Executive or his beneficiaries. In addition, if the principal of the Trust is not sufficient to make payments of benefits in accordance with the terms of the Agreement, Bank shall make the balance of each such payment as it falls due. Trustee shall notify Bank where principal is not sufficient.

Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary when Bank is Insolvent.

     (a) Trustee shall cease payment of benefits to Executive and his beneficiaries if the Bank is Insolvent. Bank shall be considered "Insolvent" for purposes of this Trust Agreement if (i) Bank is unable to pay its debts as they become due, or (ii) Bank is subject to a pending proceeding as a debtor under the United States Bankruptcy Code, or (iii) Bank is determined to be Insolvent by the Federal Deposit Insurance Corporation.

     (b) At all times  during the  continuance  of this  Trust,  as  provided in
Section 1(d) hereof, the principal of the Trust shall be subject to claims of general creditors of Bank under federal and state law as set forth below.

     (1) The Board of Directors and the Chief Executive Office of Bank shall have the duty to inform Trustee in writing of Bank's Insolvency. If a person claiming to be a creditor of Bank alleges in writing to Trustee that Bank has become Insolvent, Trustee shall determine whether Bank is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Executive or his beneficiaries.

     (2) Unless Trustee has actual knowledge of Bank's Insolvency, or has received notice from Bank or a person claiming to be a creditor alleging that Bank is Insolvent, Trustee shall have no duty to inquire whether Bank is Insolvent. Trustee may in all events rely on such evidence concerning Bank's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Bank's solvency.

     (3) If at any time Trustee has determined that Bank is Insolvent, Trustee shall discontinue payments to Executive or his beneficiaries and shall hold the assets of the Trust for the benefit of Bank's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Executive or his beneficiaries to pursue their rights as general creditors of Bank with respect to benefits due under the Agreement or otherwise.

     (4) Trustee shall resume the payment of benefits to Executive or his beneficiaries in accordance with Section 2 of this Trust Agreement only after Trustee has determined that Bank is not Insolvent (or is no longer Insolvent).
(c) Provided  that there are  sufficient  assets,  if Trustee  discontinues  the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Executive or his beneficiaries under the terms of the Agreement for the period of such discontinuance, less the aggregate amount of any payments made to Executive or his beneficiaries by Bank in lieu of the payments provided for hereunder during any such period of discontinuance.

Section 4.  Investment Authority.

     (a) All rights associated with assets of the Trust shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Executive. Bank shall have the right at any time, and from time to time in its sole discretion, to substitute assets of equal fair market value for any asset held by the Trust.

Section 5.  Disposition of Income.

     (a) During the term of this Trust, all of the income received by the Trust, net of expenses and taxes, shall be returned to Bank.

Section 6.  Accounting by Trustee.

     Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Bank and Trustee. Within 30 days following the close of each calendar year and within 30 days after the removal or resignation of Trustee, Trustee shall deliver to Bank a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

Section 7.  Responsibility of Trustee.

     (a) Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Bank which is contemplated by, and in conformity with, the terms of the Plan or this Trust and is given in writing by Bank. In the event of a dispute between Bank and a party, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

     (b) If Trustee undertakes or defends any litigation arising in connection with this Trust, Bank agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments.

     (c) Trustee may consult with legal counsel (who may also be counsel for Bank generally) with respect to any of its duties or obligations hereunder. Bank shall pay the fees of all legal counsel so hired.

     (d) Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder. Bank shall pay the fees of all professionals so hired.

     (e) Trustee shall have, without exclusion, all powers conferred on Trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor Trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (f) Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could make the beneficiaries of this Trust associates in a joint enterprise for the conduct of business for profit, within the meaning of Section 301.7701-4 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code.

Section 8.  Compensation and Expenses of Trustee.

     Bank shall pay all administrative and Trustee's fees and expenses.

Section 9.  Resignation and Removal of Trustee.

     (a) Trustee may resign at any time by written notice to Bank, which shall be effective 30 days after receipt of such notice unless Bank and Trustee agree otherwise.

     (b) Trustee may be removed by Bank on 10 days notice or upon shorter notice accepted by Trustee.

     (c) Upon a Hostile Change in Control, as defined herein, Executive or his beneficiaries shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of the Trust. Upon receipt from a successor Trustee of its written acceptance of appointment in which the successor Trustee agrees to be bound by the terms of this Trust Agreement, the Bank will immediately transfer to such successor Trustee the assets of the Trust. No action taken pursuant to this
Section 9(c) will create on behalf of Executive or his beneficiaries any preferred claim on, or any beneficial ownership interest in, any assets of the Trust and such assets will continue to be subject to the claims of Bank's general creditors under federal and state law in the event of Insolvency, as defined in Section 3(a) herein. A Trustee named by Executive or his beneficiaries pursuant to this Section 9(c) may not be removed by Bank.

     (d) If Trustee resigns or is removed within 15 years after a Change in Control, as defined herein, and Executive is entitled to any further benefits under the Trust, Executive or his beneficiaries shall appoint an independent bank trust department or another independent party that may be granted corporate trustee powers under state law, as trustee of the Trust within five days after such Trustee Resignation.

     (e) Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless Bank and Executive agree to extend the time limit.

     (f) If Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 10 hereof, by the effective date of resignation or removal under subsections (a) or (b) of this Section 9. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

Section 10.  Appointment of Successor.

     If Trustee  resigns or is removed in accordance  with Section 9(a),  (b) or
(d) hereof, Executive may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under state law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Bank or the successor Trustee to evidence the transfer.

  Section 11.  Amendment or Termination.

     (a) This Trust Agreement may be amended by a written instrument executed by Trustee and Bank; provided, however, that this Trust Agreement may not be modified to the detriment of the Executive without his consent. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Agreement or shall make the Trust revocable after it has become irrevocable in accordance with Section 1(b) hereof.

     (b) The Trust shall not terminate until the date on which Plan participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Agreement. Upon termination of the Trust any assets remaining in the Trust shall be returned to Bank.

     (c) Sections 1.(b), 1.(d), 1.(e), 1.(g), 2.(a), 2.(b), 4.(a), 9.(c), 9.(d),
10, 11.(a),  11.(b),  11.(c),  12.(a), 12.(b), 12.(c), 12.(d) and 12.(e) of this
Trust Agreement may not be amended by Bank for 15 years following a Change in Control, as defined herein.

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

     (d) For purposes of this Trust, a "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo Bank Corp NY or the Bank, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     For purposes of this Trust, the term "Change in Control" will include (i) an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control as defined in this subsection and (ii) the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Bank or the securities of the Bank described in Section 12(d)(b) herein.

     For purposes of this Trust, a "Hostile Change in Control" means a transaction which the executive officers of the Bank unanimously determine is a Hostile Change in Control.

Section 13.  Effective Date.

     The effective date of this Amended and Restated Trust Agreement shall be September 18, 2001.


IN WITNESS WHEREOF, the Parties have caused this Amended and Restated Trust Agreement to be executed this 18th day of September, 2001.

                                         TRUSTCO BANK, NATIONAL ASSOCIATION



                                         BY:    /s/ Henry C. Collins
                                                    Henry C. Collins
                                                       Secretary


                                         TRUSTCO BANK CORP NY



                                         BY:     /s/Henry C. Collins
                                                    Henry C. Collins
                                                       Secretary

                                         TRUSTCO BANK, NATIONAL ASSOCIATION,
                                                  TRUST DEPARTMENT



                                         BY:  /s/William M. McCartan
                                                 William M. McCartan
                                                       Trustee

Exhibit 10(e)




                              AMENDED AND RESTATED

                           AGREEMENT FOR SUPPLEMENTAL

                               RETIREMENT BENEFITS

                             FOR ROBERT A. MCCORMICK



                               September 18, 2001

                 AMENDED AND RESTATED AGREEMENT FOR SUPPLEMENTAL
                   RETIREMENT BENEFITS FOR ROBERT A. MCCORMICK


     WHEREAS, TrustCo Bank Corp NY, a New York corporation (hereinafter referred to as "TrustCo") and Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Bank" and collectively with TrustCo referred to as the "Companies") entered into a Restated Agreement for Supplemental Retirement Benefits, dated as of January 1, 1994 (hereinafter referred to as the "Agreement") with Robert A. McCormick (hereinafter referred to as the "Executive"); and

     WHEREAS, TrustCo and the Bank and the Executive desire to amend and restate the Agreement in its entirety, effective as of September 18, 2001; and

     NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety, effective as of September 18, 2001, to read as follows:

                                    ARTICLE I
                                   DEFINITIONS

          Except as otherwise specified herein, all capitalized terms shall have the same meanings as such terms have under the Retirement Plan of Trustco Bank, National Association("Trustco Retirement Plan").


                                       I.

          Section 1.1. "Actuarial Equivalent" means an amount or a benefit, as the case may be, of equivalent value as calculated below.

               (a) Except as otherwise provided below, the determination of Actuarial Equivalent shall be based upon the following actuarial assumptions: the UP-1984 Mortality Table, set back two years, and interest at the rate of 7-1/2% per annum compounded annually.

               (b) Prior to January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the "Applicable Interest Rate" if such rate results in larger present value than calculated using a rate of 7-1/2%. The Applicable Interest Rate is the rate or rates that would be used by the Pension Benefit Guaranty Corporation for the purposes of determining the present value of a lump sum distribution on termination of a qualified retirement plan (the "PBGC Rate"), determined as of the first day of the calendar year in which the distribution is made.

               (c) On or after January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the 1983 Group Annuitant Mortality Table weighted 50% Males, 50% Females as set forth in Revenue Ruling 95-6 and the interest rate on 30-year treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the calendar year preceding the calendar year in which the distribution is made (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan) if such rate results in larger present value than calculated using the assumptions set forth in paragraph A above.

     In the event the actuarial assumptions are amended, the Actuarial Equivalent of a benefit on or after the change, with respect to the Executive on the date of change, shall be determined as the greater of (a) the Actuarial Equivalent of the benefit as of the date of change computed on the old basis, or
(b) the Actuarial Equivalent of the benefit as of the date of determination computed on the new basis.

          1.2 "Beneficiary" means the person or persons designated by the Executive in writing to receive any benefits under this Plan upon the Executive's death. If the Executive fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such the Executive, or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Executive's revocable living trust, and if none the trustee of the Executive's testamentary trust, and if none the personal representative of the Executive's estate.

          1.3 "Cause" means conduct of the Executive that involves the commission of an act of fraud, embezzlement or theft constituting a felony against any of the Companies as finally determined by a court of competent jurisdiction or an unequivocal admission by the Executive.

          1.4 A "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo or the Bank, hereinafter referred to as the "Applicable Entities" or Trustco Savings Bank),
     partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Applicable Entities possessing 20% or more of the voting power for the election of directors of either of the Applicable Entities;
     (b) there shall be consummated any consolidation, merger or other business combination involving either of the Applicable Entities or the securities of either of the Applicable Entities in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Applicable Entities (or, if either of the Applicable Entities does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Applicable Entities (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Applicable Entities cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Applicable Entities' shareholders, of each new director of either of the Applicable Entities was approved by a vote of at least two-thirds of the directors of either of the Applicable Entities then still in office who were directors of either of the Applicable Entities at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Applicable Entities other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Applicable Entities to a party which is not controlled by or under common control with either of the Applicable Entities.

          1.5 "Code" means the Internal Revenue Code of 1986, as amended.

          1.6 "Committee" means the committee appointed by the Board of Directors of the Bank to administer the Plan.

          1.7 "Determination Date" means the date of termination of employment or the date the Corporation elects to distribute the present value of the Supplemental Retirement Benefit to the Executive or his Beneficiary in a single lump sum.

          1.8 "Determination Year" means the twelve (12) month period beginning on any January 1 and ending on the following December 31.

          1.8A. "Disability" means a mental or physical condition which (i) in the opinion of a physician mutually agreed upon by the Board and the Executive, will prevent the Executive from carrying out the material job responsibilities or duties to which the Executive was assigned at the time the disability was incurred, and (ii) is expected to last for an indefinite duration or a duration of more than six months.

          1.9 "Earnings" means the Executive's earned income, wages, salaries, and fees for professional services, and other amounts paid or accrued for personal services actually rendered in the course of employment with any of the Companies (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses and amounts paid under the Trustco Bank Executive Officer Incentive Plan and the Executive Incentive Plan of Trustco Bank New York), and excluding the following:

               (a) contributions by any of the Companies to this Plan or contributions by any of the Companies under a simplified employee pension plan to the extent the contributions are deductible by the Executive, or any distributions from a plan of deferred compensation;

               (b) amounts realized from the exercise of a nonqualified stock option, or when restricted stock (or property) held by the Executive either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

               (c) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option;

               (d) other amounts which received special tax benefits, or contributions made by any of the Companies (whether or not under a salary reduction agreement) toward the purchase of an annuity described in Code Section 403(b) (whether or not the amounts are actually excludable from the gross income of the Executive); and

               (e) amounts paid from any supplemental retirement plan maintained by any of the Companies. Earnings includes any amounts contributed by any of the Companies or any related employer on behalf of the Executive pursuant to a salary reduction agreement which are not includable in the gross income of the Executive pursuant to Code Section~125, 401(a)(8), 401(k), 402(h) or 403(b).

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

         12/31/91 to 12/30/92          1991 Earnings

         12/31/92 to 12/30/93          1991 + 1992 Earnings, divided by 2

         12/31/93 to 12/30/94          1991 + 1992 + 1993 Earnings, divided by 3

         12/31/94 to 12/30/95          1991 + 1992 + 1993 + 1994 Earnings,
                                       divided by 4

         12/31/95 and later            The average of the  Executive's  highest
                                       five (5)  consecutive Determination
                                       Years'  Earnings   out   of  the   ten
                                       (10)consecutive  Determination  Years
                                       immediately  preceding  the
                                       Determination Date.

          Provided, however, if the Executive's Earnings for the Determination Year in which his employment with all of the Companies terminates for any reason is greater than his Earnings during the first Determination Year of the averaging period to be used, the first Determination Year Earnings shall be disregarded and the Earnings of the Executive during the Determination Year in which his employment terminates shall be taken into account.

          1.11 "Normal Retirement Date" means the first day of the month coinciding with or next following the month in which the Executive attains age 65.

          1.12 "Primary Social Security Benefit" means the annual amount that would be available to the Executive at social security retirement age under the provisions of Title~II of the Social Security Act without regard to any changes in the wage base or benefit levels that take effect after that date, based on the assumption that he will continue to receive until social security retirement age compensation which would be treated as wages for purposes of the Social Security Act at the same rate as he received such compensation at the time of retirement, death, disability or termination of employment if such event precedes his attainment of social security retirement age.

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

          1.15 "Projected Final Average Earnings" means the average of the highest five consecutive Determination Year's Projected Earnings out of the ten consecutive Determination Years immediately preceding the Normal Retirement Date. If the Executive is within ten years of his Normal Retirement Date, his actual Earnings, including bonuses, will be used for any Determination Year prior to the Valuation Date.

          Provided, however, if the Executive's Earnings for the Determination Year in which his employment with all of the Companies terminates for any reason is greater than his Earnings during the first Determination Year of the averaging period to be used, the first Determination Year Earnings shall be disregarded and the Earnings of the Executive during the Determination Year in which his employment terminates shall be taken into account.

          1.16 "Projected Primary Social Security Benefit" means the Executive's estimated Primary Social Security Benefit as of the January~1st of the year during which he attains the social security retirement age assuming that the social security wage base and the social security cost of living increases are equal to the assumed future cost of living increases used for projecting earnings.

          1.17 "Projected Total Retirement Benefit" means the Total Retirement Benefit of the Executive as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefits, and Projected Years of Service.

          1.18 "Projected Years of Service" means the completed Years of Service at the Executive's Normal Retirement Date assuming the Executive continues to work 40 hours per week from the Valuation Date to his Normal Retirement Date.

          1.19 "Supplemental Account Balance" means a bookkeeping account maintained by the Companies which reflects the Executive's benefit under the Plan as calculated under Article~II herein.

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

          1.22 "Valuation Date" means December~31 of each year.

          1.23 "Years of Service" means (i)~the Executive's years of service with Citibank, N.A., commencing December~1, 1954, plus (ii)~his Years of Benefit Service, as calculated under the Trustco Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Trustco Retirement Plan.

                                   ARTICLE II
                                    BENEFITS

          2.1 Benefit Amount. When the Executive's employment with all of the Companies is terminated, the Executive will be entitled to a benefit in an amount equal to his Supplemental Account Balance payable at such time and in such manner as provided herein.

          2.2 Supplemental Account Balance at December~31, 1993. The Executive's Supplemental Account Balance at December~31, 1993, is equal to the lump sum Actuarial Equivalent of the Executive's Supplemental Retirement Benefit payable under the provisions of the Plan in effect on December~31, 1993. The Actuarial Equivalent shall be determined based on the annual Supplemental Retirement Benefit beginning on the Executive's Normal Retirement Date but based on his Final Average Earnings and Years of Service as of December~31, 1993.

          2.3 Redetermination of Supplemental Account Balance on or Before Normal Retirement Date. The Executive's Supplemental Account Balance shall be redetermined on each Valuation Date and on his Normal Retirement Date.

          (a) The Supplemental Account Balance on any Valuation Date after December~31, 1993 is equal to:

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

          A portion of the Account Balance Increment constitutes interest which is determined by using the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan).

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

          Section 2.4 Determination of Supplemental Account Balance after Normal Retirement Date. As of December 31, 2001, the Executive's Account balance will be frozen at it's December 31, 2001 value of Nine Million Three Hundred Seventy Eight Thousand Seventy Seven Dollars ($9,378,077.00) except for future accruals of interest. After 12/31/01, The Executive's Account Balance Increment for each Determination Year shall be equal to an interest credit equal to the Supplemental Account Balance on the prior Valuation Date multiplied by the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the calendar year preceding the calendar year of the determination (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Trustco Retirement Plan).

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

                                   ARTICLE III

                               PAYMENT OF BENEFITS

          3.1 Except as otherwise provided in Sections 3.2 and 6.1, if the Executive's employment with all of the Companies is terminated for any reason other than retirement, Disability or death, the Executive will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.

          3.2 If the Executive's employment with all of the Companies is terminated (a~)~by retirement, (b) by Disability, or (c)~by death, the Executive or his Beneficiary will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.

          3.3 The Supplemental Account Balance shall be paid to the Executive or his Beneficiary in a single lump sum no later than 15 days after the amount is determined pursuant hereto. In the event of a Executive's retirement on or after Normal Retirement Date, such benefits will be paid in the form of a single lump sum payment or in a series of installments over a five year period, as elected by the Executive or Executive's Beneficiary.

          3.4 Notwithstanding Section~3.3, any of the Companies, in its discretion, may at any time elect to distribute to the Executive or his Beneficiary a single lump sum equal to the Supplemental Account Balance as of a date specified by any of the Companies. The Actuarial Equivalent of any single lump sum distribution will be included in the amount offset under Section 2.3(c)(iii).

          3.5 Notwithstanding Section 3.3, if the Executive's employment with all of the Companies is terminated for any reason, the Companies, upon the petition of the Executive, may pay to the Executive an amount equal to the Executive's Supplemental Account Balance. The Companies will not unreasonably withhold its consent to the Executive's petition under this
     Section 3.5.

          3.6. Notwithstanding Section 3.3, if the Executive becomes disabled and petitions any of the Companies after demonstrating a financial hardship as a result of such disability, the petitioned Company will pay to the Executive an amount equal to the Executive's Supplemental Account Balance. In the event the Executive is so disabled as to be unable to care for his own affairs, the Executive's duly qualified guardian or other legal representative may petition any of the Companies on the Executive's behalf. The Committee will have the sole discretion to determine financial hardship for purposes of this Section 3.6.

          3.7. In the event that the Internal Revenue Service determines that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, any of the Companies will distribute to the Executive that portion of his benefit on which federal income tax is being imposed.

                                   ARTICLE IV

                                     CLAIMS

          4.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary, and appropriate information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such requests should be submitted to the Committee, in writing within 60 days after receipt of the denial notice, stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review. The decision on reivew will be in writing to the claimant and shall include specific reasons for the decision.

                                    ARTICLE V

                                  MISCELLANEOUS

          5.1 The Companies intend that the Plan constitute an unfunded plan maintained for the purposes of providing deferred compensation for a select group of management or highly compensated employees.

          5.2 This Agreement shall not be construed as giving the Executive any right to be retained in the employ of any of the Companies.

          5.3 Nothing contained in this Agreement and no action taken pursuant to the provisions of this Agreement shall create or be construed to create a trust of any kind, or a fiduciary relationship between any of the Companies and the Executive, his Beneficiary or any other person. To the extent that any person acquires the right to receive payment from any of the Companies under this Agreement, such right shall be no greater than the right of any unsecured general creditor of any of the Companies.

          5.4 No benefit payable at any time under this Agreement shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind.

          5.5 This Agreement shall be binding upon and inure to the benefit of the Companies, their successors and assigns and the Executive and his heirs, executor, administrator and legal representatives.

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

          5.7 No modification of this Agreement shall be binding upon the parties hereto, or either of them, unless such modification is in writing and signed by the Companies and the Executive.

          5.8. All expenses (including, without limitation, legal fees and expenses) incurred by the Executive in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to this Agreement shall be paid by any of the Companies.

                                   ARTICLE VI

                                CHANGE IN CONTROL

           6.1. Notwithstanding Section 3.3, payment to the Executive of the amount set forth in Section 3.1 for the Supplemental Account Balance shall be made 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within ten days after the Change in Control. Within 30 days after the Change in Control, the Committee shall review the amount of any payments made pursuant to Article III and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 3.1. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

                             (signature page follows)

          IN WITNESS WHEREOF, the Companies have caused this amended and restated Plan to be executed this 18th day of September, 2001.


     ATTEST:                                 TRUSTCO BANK CORP NY



     /s/Henry C. Collins                     By:/s/Barton A. Andreoli
        Henry C. Collins                          Barton A. Andreoli
         Secretary                                    Director

     ATTEST                                  TRUSTCO BANK, NATIONAL ASSOCIATION



     /s/Henry C. Collins                     By:/s/Barton A. Andreoli
        Henry C. Collins                          Barton A. Andreoli
          Secretary                                    Director


                                              AGREEMENT OF EXECUTIVE


                                             /s/Robert A. McCormick
                                              ROBERT A. McCORMICK

Exhibit 10(f)



                              AMENDED AND RESTATED
                       TRUSTCO BANK, NATIONAL ASSOCIATION,
                                       AND
                              TRUSTCO BANK CORP NY
                                  SUPPLEMENTAL
                                 RETIREMENT PLAN

                                TABLE OF CONTENTS


                                                                           Page

ARTICLE I         DEFINITIONS.................................................1
         SECTION 1.1.               Actuarial Equivalent......................1
         Section 1.2                Affiliate.................................2
         SECTION 1.2                Bank......................................2
         SECTION 1.3.               Board of Directors........................2
         SECTION 1.4.               Cause.....................................2
         SECTION 1.5.               Change in Control.........................2
         SECTION 1.6.               Code..................................... 3
         SECTION 1.7.               Committee...............................  3
         SECTION 1.8.               Credited Years of Service...............  3
         SECTION 1.9.               Determination Date....................... 3
         SECTION 1.9A.              Disability................................4
         SECTION 1.10.              Earnings..................................4
         SECTION 1.11.              Employee..................................5
         SECTION 1.12.              Final Average Earnings................... 5
         SECTION 1.13.              Normal Retirement Date................... 5
         SECTION 1.14.              Participant.............................. 5
         SECTION 1.15.              Plan......................................5
         SECTION 1.16.              Plan Year.................................5
         SECTION 1.17.              Primary Social Security Benefit.......... 5
         SECTION 1.18.              Projected Accrued Benefit................ 5
         SECTION 1.19.              Projected Earnings....................... 6
         SECTION 1.20.              Projected Final Average Earnings......... 6
         SECTION 1.21.     Projected Primary Social Security
                                      Benefit................................ 6
         SECTION 1.22.              Projected Total Retirement Benefit....... 6
         SECTION 1.23.              Projected Years of Service............... 6
         SECTION 1.24.              Retirement Plan.......................... 7
         SECTION 1.25.              Supplemental Account Balance..............7
         SECTION 1.26.              Supplemental Retirement Benefit.......... 7
         SECTION 1.27.              Total Retirement Benefit................. 7
         SECTION 1.28.              Valuation Date........................... 8

ARTICLE II                 PARTICIPATION......................................8

ARTICLE III                BENEFITS.......................................... 8
         SECTION 3.1.               Benefit Amount........................... 8
         SECTION 3.2.      Supplemental Account Balance at
                                      December~31, 1993...................... 9
         SECTION 3.3.      Redetermination of Supplemental Account
                                      Balance on or Before Normal
                                      Retirement Date........................ 9
         SECTION 3.4.      Determination of Supplemental Account
                                      Balance After Normal Retirement Date.. 10
         SECTION 3.5.               Monthly Allocation Date..................11
         SECTION 3.6.      Reduction of Supplemental Account
                                      Balance............................... 11
         SECTION 3.7       Limitation on Supplemental Account............... 12
                                      Balance

ARTICLE IV                 PAYMENT OF BENEFITS...............................13

ARTICLE V                  CLAIMS............................................14

ARTICLE VI                 AMENDMENT AND TERMINATION........................ 14

ARTICLE VII                ADMINISTRATION....................................14

ARTICLE VIII               MISCELLANEOUS.................................... 15

ARTICLE IX                 CHANGE IN CONTROL................................ 16

                              AMENDED AND RESTATED
           TRUSTCO BANK, NATIONAL ASSOCIATION AND TRUSTCO BANK CORP NY
                          SUPPLEMENTAL RETIREMENT PLAN


          WHEREAS, Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Bank") maintains the Trustco Bank Supplemental Retirement Plan (hereinafter referred to as the "Plan"); and

          WHEREAS, the Bank desires to amend and restate the Plan in its entirety, effective as of September 18, 2001; and

          WHEREAS, TrustCo Bank Corp NY, a New York corporation (hereinafter referred to as "TrustCo" and collectively with the Bank referred to as the "Companies") desire to adopt and participate in the Plan;

          NOW, THEREFORE, the Plan is hereby amended and restated in its entirety, effective as of September 18, 2001, to read as follows:

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

          A. Except as otherwise provided below, the determination of Actuarial Equivalent shall be based upon the following actuarial assumptions: the UP-1984 Mortality Table, set back two years, and interest at the rate of 7&1/2% per annum compounded annually.

          B. Prior to January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the "Applicable Interest Rate" if such rate results in larger present value than calculated using a rate of 7-1/2%. The Applicable Interest Rate is the rate or rates that would be used by the Pension Benefit Guaranty Bank for the purposes of determining the present value of a lump sum distribution on termination of a qualified retirement plan (the "PBGC Rate"), determined as of the first day of the Plan Year in which the distribution is made.

          C. On or after January 1, 1999, the present value of any benefit for purposes of determining the amount of a lump sum distribution will be equal to the present value determined using the 1983 Group Annuitant Mortality Table weighted 50% Males, 50% Females as set forth in
          Revenue Ruling 95-6 and the interest rate on 30-year treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the Plan Year in which the distribution is made (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan) if such rate results in larger present value than calculated using the assumptions set forth in paragraph A above.

     In the event the actuarial assumptions are amended, the Actuarial Equivalent of a benefit on or after the change, with respect to a Participant on the date of change, shall be determined as the greater of (a) the Actuarial Equivalent of the Accrued Benefit as of the date of change computed on the old basis, or (b) the Actuarial Equivalent of the Accrued Benefit as of the date of determination computed on the new basis.

     SECTION 1.2. "Affiliate" means TrustCo Bank Corp NY or any subsidiary, 50% or more of the voting power of which is owned, directly or indirectly, by TrustCo Bank Corp NY or the Bank.

     SECTION 1.3. "Bank" has the meaning as set forth in the preamble hereto.

     SECTION 1.4. "Board of Directors" means the Board of Directors of Trustco Bank, National Association.

     SECTION 1.5. "Cause" means conduct of a Participant that involves the commission of an act of fraud, embezzlement or theft constituting a felony against any of the Companies as finally determined by a court of competent jurisdiction or an unequivocal admission by the Participant.

     SECTION 1.6. A "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo or the Bank, hereinafter referred to as the "Applicable Entities" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Applicable Entities possessing 20% or more of the voting power for the election of directors of either of the Applicable Entities; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Applicable Entities or the securities of either of the Applicable Entities in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Applicable Entities (or, if either of the Applicable Entities does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Applicable Entities (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Applicable Entities cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Applicable Entities' shareholders, of each new director of either of the Applicable Entities was approved by a vote of at least two-thirds of the directors of either of the Applicable Entities then still in office who were directors of either of the Applicable Entities at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Applicable Entities other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Applicable Entities to a party which is not controlled by or under common control with either of the Applicable Entities.

     SECTION 1.7. "Code" means the Internal Revenue Code of 1986, as amended.

     SECTION 1.8. "Committee" means the committee appointed by the Board of Directors to administer the Plan.

     SECTION 1.9. "Credited Years of Service" means (i)~as of a Determination Date, a Participant's Years of Benefit Service, as calculated under the Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Retirement Plan, and (ii)~as of a Participant's Normal Retirement Date, a Participant's Years of Benefit Service, as calculated under the Retirement Plan without taking into account the maximum limit on Years of Benefit Service set forth in the Retirement Plan, plus the number of Plan Years (and fractions thereof) from the Determination Date to his Normal Retirement Date.

     SECTION 1.10. "Determination Date" means the date of termination of employment or the date any of the Companies elects to distribute the present value of the Supplemental Retirement Benefit of the Participant or Beneficiary in a single lump sum.

     SECTION 1.10A. "Disability" means a mental or physical condition which (i) in the opinion of a physician mutually agreed upon by the Board of Directors and the Participant, will prevent the Participant from carrying out the material job responsibilities or duties to which the Participant was assigned at the time the disability was incurred, and (ii) is expected to last for an indefinite duration or a duration of more than six months.

     SECTION 1.11. "Earnings" means the calendar year earned income, wages, salaries, and fees for professional services, and other amounts received for personal services actually rendered in the course of employment with any of the Companies (including, but not limited to, commissions paid to salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses, and amounts paid under the Trustco Bank Executive Officer Incentive Plan and the Trustco Bank Executive Incentive Plan) paid or accrued to a Participant by the Company and excluding the following:

          (a)contributions by any of the Companies to this Plan or contributions by any of the Companies under a simplified employee pension plan to the extent the contributions are deductible by the Executive, or any distributions from a plan of deferred compensation;

          (b) amounts realized from the exercise of a nonqualified stock option, or when restricted stock (or property) held by a Participant either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

          (c) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option;

          (d) other amounts which received special tax benefits, or contributions made by any of the Companies (whether or not under a salary reduction agreement) toward the purchase of an annuity described in Code
     Section 403(b) (whether or not the amounts are actually excludable from the gross income of a Participant); and

          (e) amounts paid from any supplemental retirement plan maintained by any of the Companies.

     Earnings includes any amounts contributed by any of the Companies or any related employer on behalf of a Participant pursuant to a salary reduction agreement which are not includable in the gross income of a Participant pursuant to Code Section~125, 401(a)(8), 401(k), 402(h) or 403(b).

     SECTION 1.12. "Employee" means any person, except Robert~A. McCormick, who is employed as an executive officer by the Bank or any of its Affiliates.

     SECTION 1.13. "Final Average Earnings" as of any Determin-ation Date shall be equal to the average of a Participant's highest five consecutive Plan Years of Earnings out of the 10 consecutive Plan Years immediately preceding the Determination Date.

     Provided, however, if a Participant's Earnings for the Plan Year in which his employment with all of the Companies terminates for any reason is greater than his Earnings during the first Plan Year of the averaging period to be used, the first Plan Year Earnings shall be disregarded and the Earnings of the Participant during the Plan Year in which his employment terminates shall be taken into account.

     SECTION 1.14. "Normal Retirement Date" means the first day of the month coinciding with or next following the month in which a Participant attains age~65.

     SECTION 1.15. "Participant" means any Employee who is selected by the Board of Directors for participation in the Plan as provided in Article~II.

     SECTION 1.16. "Plan" has the meaning as set forth in the preamble hereto and includes the Plan as it may be amended from time to time.

     SECTION 1.17. "Plan Year" means the 12 month period beginning on any January~1 and ending on the following December~31.

     SECTION 1.18. "Primary Social Security Benefit" means the annual amount that would be available to a Participant at social security retirement age under the provisions of Title~II of the Social Security Act without regard to any changes in the wage base or benefit levels that take effect after that date, based on the assumption that he will continue to receive until social security retirement age compensation which would be treated as wages for purposes of the Social Security Act at the same rate as he received such compensation at the time of retirement, death, disability or termination of employment if such event precedes his attainment of social security retirement age.

     SECTION 1.19. "Projected Accrued Benefit" under the Retirement Plan means the Participant's Accrued Benefit under the Retirement Plan as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefit, and Projected Years of Service.

     SECTION 1.20. "Projected Earnings" means the estimated annual earnings of a Participant for a future Plan Year and is equal to Earnings, excluding bonus, for the year ending on the Valuation Date increased by

          (a) the assumed future bonus payments, and

          (b) the assumed future cost of living increases for such year.

The rate of assumed future bonus payments and the rate of assumed future cost of living increases shall be determined as of each Valuation Date by the Committee.

     SECTION 1.21. "Projected Final Average Earnings" means the average of the highest five consecutive Plan Year's Projected Earnings out of the 10 consecutive Plan Years immediately preceding the Normal Retirement Date. If the Participant is within 10 years of his Normal Retirement Date, his actual Earnings, including bonuses, will be used for any Plan Year prior to the Valuation Date.

     Provided, however, if the Participant's Earnings for the Plan Year in which his employment with all of the Companies terminates for any reason is greater than his Earnings during the first Plan Year of the averaging period to be used, the first Plan Year Earnings shall be disregarded and the Earnings of the Participant during the Plan Year in which his employment terminates shall be taken into account.

     SECTION 1.22. "Projected Primary Social Security Benefit" means the Participant's estimated Primary Social Security Benefit as of the January~1st of the year during which he attains the Social Security retirement age assuming that the Social Security wage base and the Social Security cost of living increases are equal to the assumed future cost of living increases used for projecting earnings.

     SECTION 1.23. "Projected Total Retirement Benefit" means the Total Retirement Benefit of a Participant as of his Normal Retirement Date, based on Projected Earnings, Projected Final Average Earnings, Projected Primary Social Security Benefits, and Projected Years of Service.

     SECTION 1.24. "Projected Years of Service" means the completed Credited Years of Service at the Participant's Normal Retirement Date assuming the Participant continues to work forty (40) hours per week from the Valuation Date to his Normal Retirement Date.

     SECTION 1.25. "Retirement Plan" means the Retirement Plan of Trustco Bank, National Association.

     SECTION 1.26. "Supplemental Account Balance" means a bookkeeping account maintained by the Companies which reflects a Participant's benefit under the Plan as calculated under Article~III herein.

     SECTION  1.27.   "Supplemental   Retirement   Benefit"  means  the  benefit
calculated in accordance with Article~III of the Plan.

     SECTION 1.28. "Total Retirement Benefit" for an individual who is a Participant in the Plan on December~31, 1993 means, as of any Determination Date, the greatest of the following formulas:

               (a) A career average pension equal to, for each year of employment:

                    (i) 1.1% of the first $5,000 of Earnings, plus,

                    (ii) 2.0% of Earnings in excess of $5,000, or

               (b) A pension equal to:

                    (i) 1% times Final Average Earnings times Credited Years of Service at Normal Retirement Date up to a maximum of 40~years, times

                    (ii) Credited Years of Service as of the Determination Date divided by Credited Years of Service at Normal Retirement Date, or

               (c) A pension equal to:

                    (i) 2% times Final Average Earnings times Credited Years of Service at Normal Retirement Date up to a maximum of 40~years, less

                    (ii) 2% times the Primary Social Security Benefit times Credited
               Years of Service at Normal Retirement Date up to a maximum of 25~years, times

                    (iii) Credited Years of Service at the Determination Date divided by Credited Years of Service at Normal Retirement Date, or

               (d) A pension equal to:

                    (i) the Accrued Benefit under the Retirement Plan as of December~31, 1988 which is not limited by the maximum benefit limit under Code Section~415 and the maximum compensation limit under Code Section 401(a)(17), plus

                    (ii) 1.25% times Final Average Earnings times credited Years of Service after January~1, 1989 up to a maximum of X years at the Determination Date, plus

                    (iii) .65% times Final Average Earnings in excess of the Covered Compensation level times Credited Years of Service after January~1, 1989 up to a maximum of X years at the Determination Date.

               For purposes of subparagraphs~(ii) and (iii), X is equal to 40~years minus the Credited Years of service at January~1, 1989.

     For an individual who becomes a Participant in the Plan on or after January~1, 1994, "Total Retirement Benefit" means the formula described in subparagraph~(d) of this Section 1.28.

     SECTION 1.29. "Valuation Date" means December~31 of each year.

                                   ARTICLE II
                                  PARTICIPATION

     SECTION 2.1. Participation in the Plan shall be limited to a select group of Employees of the Companies who are management or highly compensated Employees within the meaning of Section 201(2) of the Employee Retirement Income Security Act of 1974, as amended, and who have been selected by the Board of Directors to participate in the Plan; provided, however, that Robert~A. McCormick shall not be a Participant in the Plan.

     SECTION 2.2. Each Employee selected by the Board of Directors to participate in the Plan shall indicate his agreement to the terms of the Plan by executing a Participation Agreement, a form of which is attached hereto as Exhibit~A. Subject to Article~VI, an Employee and any of the Companies may agree to vary the terms of the Plan as to such Employee.

                                   ARTICLE III
                                    BENEFITS

     SECTION 3.1. Benefit Amount. Except in the case of termination for Cause, in which event no benefit shall be payable under the Plan, if a Participant's employment with all of the Companies is terminated (a) by death or Disability, or (b) after the Participant has completed five years of Vesting Service, or (c) after the Participant has satisfied the requirements for early retirement under the Retirement Plan, the Participant will be entitled to a benefit in an amount equal to his Supplemental Account Balance payable at such time and in such manner as provided herein.

     SECTION 3.2. Supplemental Account Balance at December~31, 1993. The Participant's Supplemental Account Balance at December~31, 1993, is equal to the lump sum Actuarial Equivalent of the Participant's Supplemental Retirement Benefit payable under the provisions of the Plan in effect on December~31, 1993. The Actuarial Equivalent shall be determined based on the annual Supplemental Retirement Benefit beginning on the Participant's Normal Retirement Date but based on his Final Average Earnings and Credited Years of Service as of December~31, 1993.

     SECTION 3.3. Redetermination of Supplemental Account Balance on or Before Normal Retirement Date. The Participant's Supplemental Account Balance shall be redetermined on each Valuation Date and on his Normal Retirement Date.

               (a) The Supplemental Account Balance on any Valuation Date after December~31, 1993 is equal to:

                    (i) the Supplemental Account Balance as of the immediately preceding Valuation Date, plus

                    (ii) the Account Balance Increment for the Plan Year ending on the Valuation Date; less

                    (iii) the amount of his Supplemental Retirement Benefit distributed under the Plan pursuant to Section~4.4, or its successor, since the immediately preceding Valuation Date.

               (b) (1) The Account Balance Increment for the Plan Year ending December~31, 1994 shall be determined as of January~1, 1994 and is equal to:

                    (i) the projected Supplemental Account Balance at Normal Retirement Date, measured as of December~31, 1993, minus

                    (ii) the accrued pension expense as determined by the Retirement Plan actuary under the Statement of Financial Accounting Standards No.~87 as of December~31, 1993, divided by

                    (iii) the number of years and months from December~31, 1993 to the Participant's Normal Retirement Date, minus

                    (iv) the Supplemental Account Balance as of December~31, 1993, plus

                    (v) the accrued pension expense as determined by the Retirement Plan actuary under the Statement of Financial Accounting Standards No.~87 as of December~31, 1993.

                    Notwithstanding the above, no Account Balance Increment for the Plan Year ending December~31, 1994 shall be less than zero.

                    (2) A portion of the Account Balance Increment constitutes interest which is determined by using the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan).

               (c) The Participant's projected Supplemental Account Balance at Normal Retirement Date is equal to the lump sum Actuarial Equivalent of:

                    (i) his Projected Total Retirement Benefit, less

                    (ii) the amount of his Projected Accrued Benefit under the Retirement Plan; less

                    (iii) the  amount  of his  Supplemental  Retirement  Benefit
                    previously   distributed   under   the  Plan   pursuant   to
                    Section~4.4, or its successor.

     SECTION 3.4.  Determination  of  Supplemental  Account Balance After Normal
Retirement Date. If a Participant remains in the employment of any of the Companies beyond his Normal Retirement Date, his Supplemental Account Balance shall be increased as of each Valuation Date subsequent to his Normal Retirement Date by an amount equal to:

               (a) the interest on the Supplemental Account Balance as of the immediately preceding Valuation Date (adjusted for any distributions made to the Participant in accordance with Section
               4.4 since the immediately preceding Valuation Date) at the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the Plan Year preceding the applicable Plan Year (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan).

               (b) the same percentage of Earnings as is allocated as of such Valuation Date to participants under the Profit Sharing Plan of Trustco Bank, National Association.

For the Valuation Date immediately following the Participant's Normal Retirement Date, his Account Balance Increment shall be the greater of the amount determined under Section~3.3 or the amount determined under this Section~3.4.

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

     SECTION 3.6. Reduction of Supplemental Account Balance. A Participant's Supplemental Account Balance will be reduced by the amount of any distribution made to the Participant pursuant to Sections~4.3 or 4.4.

     SECTION 3.7. Limitation on Supplemental Account Balance.

          (a) Not withstanding the above, the Supplemental Account Balance on any Valuation Date on or after December 31, 2001 shall not exceed seven million dollars (not including the interest credits provided in Section 3.7(b)), less the Actuarial Equivalent of the amount of any previous distribution under Section 4.3 or 4.4.

          (b) After the Monthly Allocation Date on which the Supplemental Account Balance is limited as provided in Section 3.7(a), it shall be increased as of each subsequent Valuation Date by an amount equal to interest on the Supplemental Account Balance as of the preceding Valuation Date (adjusted for any distributions made to the Participant in accordance with Section 4.4 since the immediately preceding Valuation Date) at the interest rate on 30-year Treasury securities as specified by the Commissioner of the Internal Revenue Service for the month of November of the calendar year immediately preceding the calendar year of the determination (or such other interest rate as may be then applied for purposes of determining the amount of a lump sum distribution, as specified in Section 1.3C of the Retirement Plan), prorated for periods of less than one year.

                                   ARTICLE IV
                               PAYMENT OF BENEFITS

     SECTION 4.1. Except in the case of termination for Cause, in which event no benefit shall be payable under the Plan, and except as otherwise provided in Sections~4.2 and 9.1, if a Participant's employment with all of the Companies is terminated (a)~after the Participant has completed five years of Vesting Service, or (b)~after the Participant has satisfied the requirements for early retirement under the Retirement Plan, the Participant will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.

     SECTION 4.2. If a Participant's employment with all of the Companies is terminated (a)~by retirement, (b)~by Disability, or (c)~by death, the Participant or his Beneficiary will be entitled to his Supplemental Account Balance determined at the next Monthly Allocation Date.

     SECTION 4.3. The Supplemental Account Balance shall be paid to the Participant or his Beneficiary in a single lump sum no later than 15 days after the amount is determined pursuant hereto. In the event of a Participant's retirement on or after Normal Retirement Date, such benefits will be paid in the form of a single lump sum payment or in a series of installments over a five year period, as elected by the Participant or Participant's Beneficiary.

     SECTION 4.4. Notwithstanding Section~4.3, any of the Companies, in its discretion, may at any time elect to distribute to a Participant or his Beneficiary a single lump sum equal to the Supplemental Account Balance as of a date specified by the electing Company. The Actuarial Equivalent of any single lump sum distribution will be included in the amount offset under Section 3.3(c)(iii).

     SECTION 4.6. Notwithstanding Section~4.3, if a Participant becomes disabled and petitions any of the Companies after demonstrating a financial hardship as a result of such disability, the petitioned Company will pay to the Participant an amount equal to the Participant's Supplemental Account Balance. In the event the Participant is so disabled as to be unable to care for his own affairs, the Participant's duly qualified guardian or other legal representative may petition any of the Companies on the Participant's behalf. The Committee will have the sole discretion to determine financial hardship for purposes of this Section~4.6.

     SECTION 4.7. In the event that the Internal Revenue Service determines that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, any of the Companies will distribute to the Participant that portion of his benefit on which federal income tax is being imposed.

                                    ARTICLE V
                                     CLAIMS
     SECTION 5.1. If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, and an explanation of why such material or information is necessary and appropriate information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such requests should be submitted to the Committee, in writing within 60~days after receipt of the denial notice, stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60~days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120~days after receipt of a request for review. The decision on review will be in writing to the claimant and shall include specific reasons for the decision.

                                   ARTICLE VI
                            AMENDMENT AND TERMINATION

     SECTION 6.1. The Board of Directors may amend or terminate the Plan at any time; provided, however, that no such amendment or termination shall have the effect of reducing a Participant's benefit accrued under the Plan as of the date of such amendment or termination and the Participant shall be entitled to receive such benefit as provided in Article~III.

                                   ARTICLE VII
                                 ADMINISTRATION

     SECTION 7.1. The Plan shall be administered by the Committee in accordance with its terms, for the exclusive benefit of Participants. The powers and duties of the Committee shall be similar to those powers and duties granted to the Plan Administrator of the Retirement Plan. Any interpretation or construction of Plan terms or any determination by the Committee with respect to Plan benefits, etc. shall be conclusive and binding with respect to Participants and all other persons. All determinations of the Committee must be made in the good faith exercise of the duties of the Committee members under the Plan and must have a sound, rational basis, which such determinations, and the basis therefor, must be recorded in writing and maintained by the Committee.

                                  ARTICLE VIII
                                  MISCELLANEOUS

     SECTION 8.1. The Company intends that the Plan constitute an unfunded plan maintained for the purposes of providing deferred compensation for a select group of management or highly compensated employees.

     SECTION 8.2. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall give the Participant the right to be retained in the employ of any of the Companies or interfere with the right of any of the Companies to discharge the Participant at any time, nor shall it give any of the Companies the right to require the Participant to remain in their employ or interfere with the Participant's right to terminate his employment at any time.

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

     SECTION 8.5. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between any of the Companies and the Participant or any other person. To the extent that any person acquires the right to receive payment from any of the Companies under this Plan, such right shall be no greater than the right of any unsecured general creditor of any of the Companies.

     SECTION 8.6. The terms of this Plan shall be binding upon and inure to the benefit of the Companies, their successors and assigns, and the Participant and his heirs and legal representatives.

     SECTION 8.7. If a Participant becomes entitled to a distribution of benefits under the Plan, and if at such time the Participant has outstanding any debt, obligation, or other liability representing an amount owing to any of the Companies, then the appropriate Company may offset such amount so owing against the amount of benefits otherwise distributable. Such determination shall be made by the Committee.

     SECTION 8.8. Each of the Companies shall, to the extent permitted by law, have the right to deduct from any payments of any kind with respect to the benefit otherwise due to the Participant any Federal, state or local taxes of any kind required by law to be withheld from such payments.

     SECTION 8.9. All expenses (including, without limitation, legal fees and expenses) incurred by a Participant in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to the Plan shall be paid by any of the Companies.

                                   ARTICLE IX
                                CHANGE IN CONTROL

     SECTION 9.1. Notwithstanding Section 4.3, payment to a Participant of the amount set forth in Section 4.1 for the Supplemental Account Balance shall be made 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within ten days after the Change in Control. Within 30 days after the Change in Control, the Committee shall review the amount of any payments made pursuant to
Article IV and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 4.1. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

                            (signature page follows)

     IN WITNESS WHEREOF, the Companies have caused this amended and restated Plan to be executed this 18th day of September, 2001.


ATTEST:                                  TRUSTCO BANK CORP NY


 /s/Henry C. Collins                     By:/s/Robert A. McCormick
    Henry C. Collins                           Robert A. McCormick
       Secretary                            Chairman, President, CEO


ATTEST                                   TRUSTCO BANK, NATIONAL ASSOCIATION


 /s/Henry C. Collins                     By:/s/Robert A. McCormick
    Henry C. Collins                           Robert A. McCormick
       Secretary                            Chairman, President, CEO

                                    EXHIBIT A

                    TRUSTCO BANK SUPPLEMENTAL RETIREMENT PLAN
                             PARTICIPATION AGREEMENT


     THIS  AGREEMENT is made as of  September  18, 2001  between  Trustco  Bank,
National    Association    ("Bank")   and    _________    ______________________
("Participant").


     The Companies and the Participant mutually agree as follows:

     1. The Participant has received a copy of the Trustco Bank Supplemental Retirement Plan ("Plan") and has read and understands the Plan.

     2. By completion of this Agreement, the Participant agrees to comply with the terms of the Plan in all respects.

     3. All provisions of the Plan are hereby made a part of this Agreement.

     4. The following  special  provisions are  applicable to the  Participant's
participation in the Plan:         _______________________
_________________________________________________________________
_________________________________________________________________
_________________________________________________________________

                                    TRUSTCO BANK, NATIONAL ASSOCIATION


_____________________      By: ____________________________________
            Date                    Title: _________________________________



_____________________      ________________________________________
             Date                                        Participant


PARTICIPANTS AS FOLLOWS:

ROBERT T. CUSHING, SENIOR VICE PRESIDENT
ROBERT J. MCCORMICK, SENIOR VICE PRESIDENT
NANCY A.. MCNAMARA, SENIOR VICE PRESIDENT

Exhibit 10(g)


                              AMENDED AND RESTATED

                              TRUSTCO BANK CORP NY

                             PERFORMANCE BONUS PLAN



                               September 18, 2001

                              TRUSTCO BANK CORP NY
                             PERFORMANCE BONUS PLAN


                                TABLE OF CONTENTS





ARTICLE I, DEFINITIONS............................................................................................1
ARTICLE II, ADMINISTRATION........................................................................................4
ARTICLE III, GRANTS...............................................................................................4
ARTICLE IV, PERFORMANCE BONUS UNITS...............................................................................5
ARTICLE V, VESTING OF PERFORMANCE BONUS UNITS.....................................................................6
ARTICLE VI, PAYMENT OF PERFORMANCE BONUS UNITS....................................................................6
ARTICLE VII, VALUATION OF PERFORMANCE BONUS UNITS.................................................................8
ARTICLE VIII, CHANGES IN CAPITAL AND CORPORATE STRUCTURE..........................................................8
ARTICLE IX, NONTRANSFERABILITY....................................................................................9
ARTICLE X, WITHHOLDING............................................................................................9
ARTICLE XI, VOTING AND DIVIDEND RIGHTS...........................................................................10
ARTICLE XII, CLAIMS..............................................................................................10
ARTICLE XIII, MISCELLANEOUS PROVISIONS...........................................................................11
ARTICLE XIV, AMENDMENT OF THE PLAN...............................................................................13
ARTICLE XV, EFFECTIVENESS AND TERMS OF PLAN......................................................................13



                              AMENDED AND RESTATED
                              TRUSTCO BANK CORP NY
                             PERFORMANCE BONUS PLAN


     WHEREAS, TrustCo Bank Corp NY (hereinafter referred to as the "Company") desires to provide a performance bonus to a select group of management or highly compensated employees of the Company and its subsidiaries in the event of a change in control of the Company, which is based upon the appreciation in the value of the common stock of the Company; and

     WHEREAS, the Company maintains the TrustCo Bank Corp NY Performance Bonus Plan (hereinafter referred to as the "Plan"); and

     WHEREAS, the Company desires to amend and restate the Plan in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, the Company does hereby amend and restate the Plan in its entirety, effective as of September 18, 2001, to read as follows:

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

          Section 1.2 "Cause" means conduct of a Participant that involves the commission of an act of fraud, embezzlement or theft constituting a felony against the Company as finally determined by a court of competent jurisdiction or an unequivocal admission by the Participant.

          Section 1.3 A "Change in Control"  means any of the following  events:
     (a) any individual, corporation (other than the Company or Trustco Bank, National Association, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and
     (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

          Section 1.4 "Committee" means the Stock Option Committee of the board of directors of the Company.

          Section 1.5 "Company" has the meaning as set forth in the preamble hereto.

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

          Section 1.9 "Plan" has the meaning as set forth in the preamble hereto and includes the Plan as it may be amended from time to time.

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

          The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any awards may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan. Determinations by the Committee shall be made by a majority vote. All determinations of the Committee must be made in the good faith exercise of the duties of the Committee members under the Plan and must have a sound, rational basis, which such determinations, and the basis therefor, must be recorded in writing and maintained by the Committee.


                                   ARTICLE III

                                     GRANTS


          Section 3.1 Performance Bonus Units shall be granted to such key employees of the Company and its subsidiaries as the Committee shall determine. The maximum number of Performance Bonus Units that may be awarded under the Plan shall not exceed an aggregate of 3,345,932 units. (The original number of Performance Bonus Units available to be awarded was 1,000,000, which number has been adjusted to reflect adjustments pursuant to Section 8.1 hereof.) If any Performance Bonus Unit awarded under the Plan shall be forfeited or canceled, such Performance Bonus Unit may again be awarded under the Plan. Performance Bonus Units shall be granted at such time or times and shall be subject to such terms and conditions, in addition to the terms and conditions set forth in the Plan, as the Committee shall determine.

                                   ARTICLE IV

                             PERFORMANCE BONUS UNITS


          Section 4.1 Performance Bonus Units granted to a Participant shall be credited to a Performance Bonus Unit Account established and maintained for such Participant. The Account of a Participant shall be the record of Performance Bonus Units granted to him under the Plan, is solely for accounting purposes and shall not require a segregation of any Company assets. Each Performance Bonus Unit shall be valued by the Committee, in the manner provided in Article VII, as of the date of grant thereof. Each grant of Performance Bonus Units under the Plan to a Participant and the value of such Performance Bonus Units as of the date of grant shall be communicated by the Committee in writing to the Participant within 30 days after the date of grant.


                                    ARTICLE V

                       VESTING OF PERFORMANCE BONUS UNITS


          Section 5.1 Performance Bonus Units granted to a Participant shall become vested upon the earlier of (i) 15 days prior to the scheduled date of consummation of a Change in Control or (ii) if not announced, on the date of consummation of a Change in Control, or (iii) the Participant's termination of employment with the Company for reasons other than Cause within one year prior to a Change in Control.

                                   ARTICLE VI

                       PAYMENT OF PERFORMANCE BONUS UNITS


          Section 6.1 Upon a Change in Control each Participant shall be entitled to receive from the Company an amount, with respect to each Performance Bonus Unit in the Participant's Account, determined as follows:
     (i) the value (as determined by the Committee pursuant to Article VII) of each Performance Bonus Unit in the Participant's Account, as of the date of the Change in Control, (ii) reduced by the value (as determined pursuant to Article VII) of such Performance Bonus Unit as of the date of grant thereof to the Participant.

          Section  6.2  Payment  to a  Participant  of the  amount  set forth in
     Section 6.1 for Performance Bonus Units shall be made 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within ten days after the Change in Control. Within 30 days after the Change in Control, the Committee shall review the amount of any payments made pursuant to Article VI and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 6.1. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

          Section 6.3 In the event the benefits paid to the Participant under this Plan or any other plan or agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Company will pay to the Participant, within 10 days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Participant after deduction of (i) any Excise Tax on the benefits under the Plan and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local taxes and Excise Tax upon the payments provided for in this Section 6.3, shall be equal to the benefits under the Plan. For purposes of determining the amount of the Gross Up, the Participant shall be deemed to pay Federal, State and local taxes at the highest marginal rate of taxation in the calendar year in which the payment of the benefits under the Plan are to be made. State and local taxes shall be determined based upon the state and locality of the Participant's domicile upon a Change in Control and such other taxes payable to any other state or locality. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Company and acceptable to the Participant. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within 30 days of such computation.

                                   ARTICLE VII
                      VALUATION OF PERFORMANCE BONUS UNITS


          Section 7.1 Except as provided in Section 7.2, for all purposes of the Plan, the value of a Performance Bonus Unit on a date of grant pursuant to Section~3.1 or upon the date of a Change in Control pursuant to Section~6.1 shall mean the closing price for shares of Company common stock on the applicable date as reported on the NASDAQ or such other system as may supersede it, and, if no such price is reported for the day of grant, the value of a Performance Bonus Unit shall be determined by reference to such price on the next preceding day on which such price was reported. If the Stock is listed on an established stock exchange or exchanges, the value of a Performance Bonus Unit shall be deemed to be the closing price for shares of Company common stock on the applicable date on such stock exchange or exchanges or, if no sale of Stock has been made on any stock exchange that day, the value of a Performance Bonus Unit shall be determined by reference to such price for the next preceding day on which a sale occurred. In the event that no such price is available, then the value of a Performance Bonus Unit shall be determined by the Committee in good faith.

          Section 7.2 In the case of a Change in Control defined in Section 1.3(b) herein, the value of a Performance Bonus Unit on an applicable determination date will be based upon the value of the consideration received or to be received by shareholders of the Company in connection with such Change in Control. Within 30 days after the Change in Control, the Companies shall review the amount of any payments made pursuant to
     Section 6 and shall make any additional payments required.

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


                                   ARTICLE XI

                           VOTING AND DIVIDEND RIGHTS


          Section 11.1 Except as provided under Section~8.1, no Participant shall be entitled to any voting rights, to receive any dividends, or to have his Account credited or increased as a result of any dividends or other distribution with respect to the common stock of the Company.

                                   ARTICLE XII

                                     CLAIMS


          Section 12.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate and information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such request should be submitted to the Committee in writing, within 60 days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than 120 days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original 60 day period. The decision on review will be in writing to claimant and shall include specific reasons for the decision.


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

               Section 13.3  Notwithstanding the provisions of Section 13.2, the
          Company may in its discretion make contributions to a rabbi trust for the purpose of accumulating assets to satisfy its obligations hereunder; provided, however, that upon a Change in Control, the Company will make contributions to a rabbi trust in an amount that is sufficient to pay each Plan participant or beneficiary the benefits to which Plan participants or their beneficiaries would be entitled pursuant to the terms of the Plan as of the date of the Change in Control. For purposes of this Section 13.3, the term "Change in Control" will include (i) an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control as defined in Section 1.3 herein and (ii) the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Company or the securities of the Company described in Section 1.3(b) herein. At all times the assets of the rabbi trust shall remain subject to the general creditors of the Company.

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

                                   ARTICLE XV

                         EFFECTIVENESS AND TERMS OF PLAN


               Section 15.1 The effective date of the Plan as originally adopted shall be May 19, 1997 and the effective date of the Plan as amended and restated shall be September 18, 2001. The Committee may at any time terminate the Plan. Upon termination of the Plan, payments shall be made with respect to Performance Bonus Units granted prior to the date of termination. In the event of an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control, the Plan shall not be terminated without Participant approval prior to the consummation of the Change in Control.

               IN WITNESS WHEREOF, the Company has caused this amended and restated Plan to be executed this 18th day of September, 2001.

                                        TRUSTCO BANK CORP NY


                                           By:          /s/Robert A. McCormick

                                         Name:             Robert A. McCormick

                                        Title:          Chairman, President, CEO

Exhibit 10(h)



                              AMENDED AND RESTATED

                       TRUSTCO BANK, NATIONAL ASSOCIATION

                                EXECUTIVE OFFICER

                                 INCENTIVE PLAN




                               September 18, 2001

                              AMENDED AND RESTATED
                       TRUSTCO BANK, NATIONAL ASSOCIATION
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

                              AMENDED AND RESTATED
                       TRUSTCO BANK, NATIONAL ASSOCIATION
                        EXECUTIVE OFFICER INCENTIVE PLAN


     WHEREAS, Trustco Bank, National Association (herein referred to as the "Bank") maintains the Trustco Bank Executive Officer Incentive Plan (herein referred to as the "Plan"); and

     WHEREAS, the Bank desires to amend the Plan and to restate the Plan in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, the Bank does hereby amend and restate the Plan in its entirety, effective as of September 18, 2001, to read as follows:


                                    ARTICLE I
                                   DEFINITIONS

     Section 1.1. "Bank" has the meaning as set forth in the preamble hereto.

     Section 1.2. "Base Salary" means the annual salary payable to a Participant, including deferrals under Code Section 125 and exclusive of any bonuses, incentive awards, plan contributions or any other fringe benefit payable during the Plan Year.

     Section 1.3. "Beneficiary" means the person or persons designated by a Participant in writing to receive any benefits under this Plan upon the Participant's death. If a Participant fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Participant, or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Participant's revocable living trust, and if none the trustee of the Participant's testamentary trust, and if none the personal representative of the Participant's estate.

     Section 1.4. "Board of Directors" means the Board of Directors of TrustCo Bank Corp NY.

     Section 1.5. "Cause" means conduct of a Participant that involves the commission of an act of fraud, embezzlement or theft constituting a felony against the Bank as finally determined by a court of competent jurisdiction or an unequivocal admission by the Participant.

     Section 1.6. A "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo Bank Corp NY or the Bank, hereinafter collectively referred to as the "Companies" or Trustco Savings
Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     Section 1.7. "Code" means the Internal Revenue Code of 1986, as amended.

     Section 1.8. "Committee" means the committee appointed by the Board of Directors to administer the Plan.

     Section 1.9. "Deferred Compensation Account" means the bookkeeping account established for each Participant pursuant to Section 4.2 herein.

     Section 1.10. "Disability" means a mental or physical condition which (i) in the opinion of a physician mutually agreed upon by the Board of Directors and the Participant, will prevent the Participant from carrying out the material job responsibilities or duties to which the Participant was assigned at the time the disability was incurred, and (ii) is expected to last for an indefinite duration or a duration of more than six months.

     Section 1.11.  "Incentive  Award" means the awards made pursuant to Section
3.1 herein.

     Section 1.12. "Net Income" means net income of TrustCo Bank Corp NY exclusive of any related restructure charges directly in conjunction with a merger or acquisition or any other Change in Control.

     Section 1.13. "Participant" means any executive officer of the Bank or an affiliate who is approved by the Board of Directors for participation in the Plan as provided in Article~II.

     Section 1.14. "Plan" has the meaning as set forth in the preamble hereto and includes the Plan as it may be amended from time to time.

     Section 1.15. "Plan Year" means the 12 month period beginning on any January~1 and ending on the following December~31.

     Section 1.16. "Retirement" means termination on or after the earliest retirement date specified in the Retirement Plan of Trustco Bank, National Association.

     Section 1.17. "Return on Equity" means Net Income divided by the sum of Total Shareholder Equity exclusive of mark-to-market adjustments for securities minus any equity transaction directly in conjunction with a merger or acquisition.

     Section 1.18. "Total Shareholder Equity" means total equity of TrustCo Bank Corp NY exclusive of any equity transactions directly in conjunction with a merger or acquisition.


                                   ARTICLE II
                                  PARTICIPATION

     Section 2.1. Prior to each Plan Year, the Chief Executive Officer of the Bank will present to the Board of Directors a list of the executive officer positions recommended for participation in the Plan for the Plan Year. The Board of Directors shall act upon these recommendations and inform executive officers of their selection prior to the beginning of the Plan Year.

     Section 2.2. Subject to the provisions of Sections 2.3, 2.4, 2.5 and 2.6 herein, individuals assigned to a position designated for participation in the Plan during the course of a Plan Year will be eligible for receipt of Incentive Awards even if they are in such positions only part of the Plan Year. The Incentive Award to such Participants will be prorated based upon the number of full calendar months of service in the participating position. A Participant shall be 100% vested at all times in each Incentive Award made to such Participant.

     Section 2.3. A Participant who terminates employment due to Disability or Retirement will be entitled to an Incentive Award for the Plan Year based upon the portion of the Base Salary actually paid to such Participant during the Plan Year in which he terminates.

     Section 2.4. A Participant who dies prior to the end of the Plan Year will be entitled to an Incentive Award for the Plan Year as calculated under Section~3.1 herein.

     Section 2.5. A Participant who terminates employment prior to the end of a Plan Year for reasons other than death, Disability or Retirement, will cease to be a Participant in the Plan as of the date of termination of employment and will forfeit all rights to Incentive Awards accrued during the Plan Year in which the termination of employment occurs.

     Section 2.6. A Participant who terminates employment within 12 months prior to or within two years after a Change in Control will be entitled to a pro rata portion of Participant's projected or actual Incentive Award for the Plan Year based upon the portion of the Base Salary actually paid to such Participant during the Plan Year in which the Participant terminates. In the event of a Change in Control the Participant's Incentive Award shall not be less than the pro rated portion for the immediately preceding calendar year. A Participant's pro rata portion of Participant's Incentive Award shall be payable to the Participant or the Participant's Beneficiary in a single lump sum no later than 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within 10 days after the Change in Control.

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


-------------------------------------------------------------------------------
The bonus percentage will be further  increased by 15% for each percentage point
the    Return   on   Equity   of   TrustCo    Bank   Corp   NY   exceeds    20%.
-------------------------------------------------------------------------------

     Section 3.2. The Incentive Award for a Plan Year will be determined by the Board of Directors following a report to the Board of Directors made no earlier than the December meeting of the Board of Directors for the Plan Year.

     Section  3.3.  Except as  otherwise  provided  in  Sections  2.6 and 3.4 or
Article IV herein, Incentive Awards will be paid in cash to Participants as soon as practicable following the determination of the Incentive Awards by the Board of Directors.

     Section 3.4. Incentive Awards that were automatically deferred under the Plan prior to January 1, 2002, pursuant to Section 3.4 of the Plan as then in effect, will be accounted for through a separate subaccount of the Participant's Deferred Compensation Account and will be credited with interest as provided in
Section 4.3 of the Plan. Amounts in such subaccount will become payable in the earliest calendar year in which (i) the payment of such deferred amount (and interest thereon), together with other compensation to be paid to the Participant and reportable on the Participants Form W-2, is not expected to exceed the Section 162(m) limitation, or (ii) the Section 162(m) limitation is no longer applicable to compensation paid to the Participant. Deferred Incentive Awards, and earnings thereon, which become payable under this Section 3.4 will be paid in the order such Incentive Awards were deferred.


     Section 3.5. (a) In the event the federal, state or local taxes in effect on the date a deferred Incentive Award is paid to a Participant exceed the federal, state or local taxes in effect on the date the Incentive Award was initially deferred pursuant to Section 3.4 and Section 4.5, the Participant shall be entitled to receive an additional lump sum cash payment sufficient to place the Participant in the same after-tax position if payment of such deferred Incentive Award (and earnings thereon) had been subject to the federal, state and local taxes that were in effect on the date of the initial deferral. Such lump sum payment will be made at the same time the deferred Incentive Award is paid to the Participant.

     (b) In the event the federal, state or local taxes in effect on the date a deferred Incentive Award is paid to a Participant are lower than the federal, state or local taxes in effect on the date the Incentive Award was initially deferred pursuant to Section 3.4 and Section 4.5, the Participant's Deferred Compensation Account will be reduced by an amount necessary to place the Participant in the same after-tax position if payment of such deferred Incentive Award (and earnings thereon) had been subject to the federal, state and local taxes that were in effect on the date of the initial deferral. Such reduction will made immediately prior to the time the deferred Incentive Award is paid to the Participant.


                                   ARTICLE IV
              DEFERRAL OF INCENTIVE AWARDS AND TERMINATION BENEFITS

     Section 4.1. On or before December~31, a Participant may elect in writing to defer receipt of all or a specific part of the Incentive Award that the Participant may earn the following Plan Year. Such deferral election continues in effect from Plan Year to Plan Year unless the Participant amends or terminates his deferral election by written request. Any amendment or termination of a deferral election will first become effective for the Incentive Award earned during the Plan Year commencing after the receipt of such written request.

     Section 4.2. The Bank will establish a Deferred Compensation Account for each Participant who elects to defer all or part of an Incentive Award for any Plan Year. Incentive Awards deferred by a Participant pursuant to this Article IV will be credited to the Participant's Deferred Compensation Account as of the date the Incentive Award would have been payable to the Participant but for his deferral election. Such Deferred Compensation Account will be for bookkeeping purposes only.

     Section 4.3. A Participant's Deferred Compensation Account will be credited at the end of each calendar quarter with an amount calculated by multiplying the Participant's Deferred Compensation Account as of the first day of the calendar quarter by a rate equal to one-fourth of the greater of (i)~6%, or (ii)~the ten-year U.S. Treasury Bond rate on the last business day of the quarter.

     Section 4.4. In the event that the Internal Revenue Service determines, and it is ultimately sustained either by a court of competent jurisdiction, by settlement or otherwise, that all or a portion of the benefits payable under the Plan will be subject to federal income tax prior to distribution of such benefits, the Bank will distribute to the Participant an amount sufficient to pay the tax liability. In addition, the Bank shall pay to the Participant an additional amount sufficient to pay interest and penalties, if any, on the amount of said tax liability. The amount of interest and penalties paid to the Participant shall not be a charge against the Participant's account hereunder.

     Section 4.5 Payment of termination benefits, as defined under a Participant's employment agreement, will automatically be deferred to the extent that such payment, together with a Participant's other compensation for the calendar year, as defined in Section 162(m) of the Code, is expected to exceed the Code Section 162(m) limitation on deductible compensation paid to the Participant. The date of the initial deferral will be the date the termination benefits would have been paid to the Participant, but for the provisions of this
Section 4.5. Such deferred amount will be credited to a separate subaccount of the Participant's Deferred Compensation Account and will be credited with interest as provided in Section 4.3 of the Plan. Any amount deferred pursuant to this Section 4.5 will become payable in the earliest calendar year in which (i) the payment of such deferred amount (and interest thereon), together with the Participant's other compensation for the calendar year as defined in Code
Section 162(m), does not exceed the Code Section 162(m) limitation,  or (ii) the
Section 162(m) limitation is no longer applicable to compensation paid to the Participant.

                                    ARTICLE V
                      PAYMENT OF DEFERRED INCENTIVE AWARDS

     Section 5.1. Upon termination of employment of a Participant for any reason, Participant's Deferred Compensation Amount will be payable to the Participant or Participant's Beneficiary in a single lump sum within 10 days after termination of employment. Anything herein to the contrary notwithstanding, a Participant's Deferred Compensation Amount shall be payable to the Participant or the Participant's Beneficiary in a single lump sum 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within 10 days after the Change in Control. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     Section 5.2. Upon the death of a Participant, the Participant's Deferred Compensation Account will be payable to the Participant's Beneficiary within 30 days after written evidence of death is provided to the Bank.

     Section 5.3. No inservice withdrawals are permitted except that the Committee or its designate, in its sole and absolute discretion, may permit withdrawals by a Participant of any amount from such Participant's Deferred Compensation Account if the Committee or its designate determines, in its discretion, that such funds are needed by the Participant due to serious and immediate financial hardship from an unforeseeable emergency. Serious and immediate financial hardship to the Participant must result from a sudden and unexpected illness or accident of the Participant or a dependent, loss of property due to casualty, or other similar extraordinary and unforeseeable circumstances arising from events beyond the control of the Participant. A distribution based upon such financial hardship cannot exceed the amount necessary to meet such immediate financial need, including federal, state and local taxes on the distribution. In addition, the Committee or its designate may impose suspension of a Participant's deferrals into the Plan or other penalties as a condition of such withdrawals.

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

     Section 7.2. In the event of Plan termination, a Participant's Deferred Compensation Account will not be paid to him until he dies or otherwise terminates his employment with the Bank, provided, however, if the Plan terminates within two years after a Change in Control, a Participant's Deferred Compensation Account will be paid to the Participant or the Participant's
Beneficiary in a single lump sum within 10 days after the date the Plan terminates.

                                  ARTICLE VIII
                                 ADMINISTRATION

     Section 8.1. The Plan shall be administered by the Committee, in accordance with its terms, for the exclusive benefit of Participants.

     Section 8.2. The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any awards may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan. Determinations by the Committee shall be made by a majority vote. All determinations of the Committee must be made in the good faith exercise of the duties of the Committee members under the Plan and must have a sound, rational basis, which such determinations, and the basis therefor, must be recorded in writing and maintained by the Committee.

                                   ARTICLE IX
                                  MISCELLANEOUS

     Section 9.1. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall give the Participant the right to be retained in the employ of the Bank or interfere with the right of the Bank to discharge the Participant at any time.

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

     Section 9.4. Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between the Bank and the Participant or any other person. To the extent that any person acquires the right to receive payment from the Bank under this Plan, such right shall be no greater than the right of any unsecured general creditor of the Bank.

     Section 9.5. The terms of this Plan shall be binding upon and inure to the benefit of the Bank, its successors and assigns, and the Participant and his heirs and legal representatives.

     Section 9.6. All expenses (including, without limitation, legal fees and expenses) incurred by a Participant in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to the Plan shall be paid by the Bank.

     IN WITNESS WHEREOF, the Bank has caused this amended and restated Plan to be executed on this 18th day of September, 2001.

                                          TRUSTCO BANK, NATIONAL ASSOCIATION



                                            By:     /s/Robert A. McCormick


                                          Name:         Robert A. McCormick


                                          Title:     Chairman, President, CEO

Exhibit 10(i)



                              AMENDED AND RESTATED

                              EMPLOYMENT AGREEMENT

                                     between

                       TRUSTCO BANK, NATIONAL ASSOCIATION,

                              TRUSTCO BANK CORP NY

                                       and

                               (EXECUTIVE OFFICER)

                              AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

     WHEREAS, TrustCo Bank Corp NY, a New York corporation (hereinafter referred to as "TrustCo"), Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Bank") (hereinafter collectively with TrustCo referred to as the "Companies") entered into an Employment Agreement (hereinafter referred to as the "Agreement") with (Executive Officer) (hereinafter referred to as the "Executive"); and

     WHEREAS, the Companies and the Executive desire to amend and restate the Agreement in its entirety, effective as of December 31, 2001;

     NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety, effective as of December 31, 2001, as provided below:

     1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

     2. Term. The term of this Agreement shall continue until December 31, 2004. Beginning on January~1, 2005, on January 1 of each and every third year thereafter, the term of this Agreement shall be extended for an additional three year period, automatically, unless the Executive is notified 180 days in advance by the method set forth in Section 11 herein to the contrary ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 70 years or the then mandatory retirement age in effect, whichever shall be greater.

     3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Section~9 hereof, in the event of a Termination, as defined in Section~8 hereof.

     4. Services. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Companies. The Executive shall perform the duties which are generally assigned to executives in similar positions in corporations of similar size as the Companies. The Executive shall report directly to the Chief Executive Officer.

     5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to include the Executive's Annual Base Salary, plus any amount payable pursuant to the Executive Officer Incentive Plan. The Executive shall be paid by the Companies the Annual Base Salary provided on Schedule~A attached hereto, which Annual Base Salary shall be paid biweekly. Thereafter, Annual Compensation shall be negotiated between the parties hereto and shall be deemed a part of this Agreement, provided, however, that Annual Base Salary shall not be less than the immediately preceding calendar year. In the event of a Change in Control the Incentive Award payable pursuant to the Executive Officer Incentive Plan shall not be reduced as a result of charges taken in connection with or as a result of the Change in Control.

     6. Retirement and Pension. As further  compensation for the services of the
Executive:

     (a) The Executive shall be allowed to participate fully in any disability, death benefit, retirement, or pension plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

     (b) Upon termination of the Executive's employment due to retirement (defined as the earliest retirement date applicable to the Executive under the Retirement Plan of Trustco Bank, National Association) or Disability (as defined herein), the Companies shall, for the longer of the life of the Executive or the life of the Executive's spouse, provide, at no charge or premium, to the Executive and Executive's family (which shall include the Executive's spouse and the Executive's children for so long as the children meet the status requirements as set forth by the medical and health insurance providers) the medical and health insurance benefits (including dental and prescription drug benefits) substantially similar to those which Executive and Executive's family were receiving immediately prior to Executive's Termination by the Companies under the Companies' medical insurance plan and Executive Medical Reimbursement Plan, provided, however, that the combined benefits shall not be less than those Executive is receiving as of the date hereof, and shall not be modified without the Executive's consent. The Companies shall provide to the Executive the life insurance provided to similarly situated retirees by the Companies under the Companies' insurance plan. The obligations of the Companies pursuant to this subsection (b) shall survive the termination of this Agreement. For purposes of this Agreement, the term "Disability" means a mental or physical condition which
(i)~in the opinion of a physician mutually agreed upon by the boards of directors of the Companies and the Executive, will prevent the Executive from carrying out the material job responsibilities or duties to which the Executive was assigned at the time the disability was incurred, and (ii)~is expected to last for an indefinite duration or a duration of more than six months.

     7. Termination of Employment.

     (a) If (i)~there shall be a Termination (as defined in Section 8 hereof) of the Executive from either of the Companies for any reason other than Good Cause (as hereinafter defined) or retirement at the mandatory retirement age and
(ii)~such Termination is within 12 months prior to, or within two years after, a Change in Control (as defined in subsection (b) of this Section) of either of the Companies, then the Executive shall receive upon such Termination the Termination Benefits set forth herein. For purposes of this Agreement, "Good Cause" shall be limited to Executive's commission of an act of fraud, embezzlement or theft constituting a felony against either of the Companies as finally determined by a court of competent jurisdiction or an unequivocal admission by the Executive.

     (b) A "Change in Control" of either of TrustCo or the Bank (hereinafter collectively referred to as the "Applicable Entities") means any of the following events: (i)~any individual, corporation (other than any of the Companies), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Applicable Entities possessing 20% or more of the voting power for the election of directors of either of the Applicable Entities; (ii)~there shall be consummated any consolidation, merger or other business combination involving either of the Applicable Entities or the securities of either of the Applicable Entities in which holders of the voting securities of either of the Applicable Entities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Applicable Entities (or, if either of the Applicable Entities does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Applicable Entities (or such other surviving entity or entities);
(iii)~during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Applicable Entities cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Applicable Entities' shareholders, of each new director of either of the Applicable Entities was approved by a vote of at least two-thirds of the directors of either of the Applicable Entities then still in office who were directors of either of the Applicable Entities at the beginning of any such period; (iv)~removal by the stockholders of all or any of the incumbent directors of either of the Applicable Entities other than a removal for cause; and (v)~there shall be consummated at any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either of the Applicable Entities to a party which is not controlled by or under common control with either of the Applicable Entities.

     (c) In the event of an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control, the Executive may, in the Executive's sole discretion, notify the Companies that Executive will terminate employment as of the scheduled date of consummation of the Change in Control, and, in such event the Executive shall be paid, and shall otherwise commence receiving, the Termination Benefits (as provided in Section 9 hereof) no later than 15 days prior to the scheduled date of consummation of the Change in Control. Within 30 days after the Change in Control, the Companies shall review the amount of any payments made pursuant to this Section 7 and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 9 hereof. In the event a payment is made to Executive as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Executive, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Executive a "tax gross-up payment" in respect of any taxes incurred by the Executive with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     (d) Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Section 11 hereof.

     8. Termination. Termination shall include, but is not limited to: (i)~any reduction in the Executive's Annual Base Salary or executive incentive compensation, Disability, death or pension benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), or (ii)~any change in the reporting duties of the Executive so that the Executive is no longer reporting directly to the Chief Executive Officer or (iii) any reduction in Executive's duties, as determined by Executive in Executive's sole discretion, such that Executive's duties as so reduced are not appropriate to or commensurate with the Executive's position as Senior Vice President, or (iv)~either Companies' relocation or a change in the Executive's base location, or (v)~a Nonrenewal Notice given pursuant to Section 2 of this Agreement, or (vi)~the unilateral election of the Executive to terminate this Agreement. Such election shall be communicated to the Companies pursuant to Section 11 hereof.

     9.  Termination  Benefits.  The  following  benefits  shall be  Termination
Benefits:

     (a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

     (b) Unless otherwise provided for in Section 7(c) hereof, the Companies shall pay to the Executive within 10 days of Termination a lump sum amount equal to 2.99 times the Executive's Annual Compensation then in effect, provided, however (and subject to Section 7(c)), that if the payment of the Termination Benefits, together with the Executive's other compensation for the calendar year (as defined in Section 162(m) of the Internal Revenue Code) is expected to exceed the limitation on deductible compensation set forth in Section 162(m), the payment of Termination Benefits will automatically be deferred under the Trustco Bank Executive Officer Incentive Plan and will not become payable until
(i) the earliest calendar year in which the payment of such deferred amount (and interest thereon), together with the Executive's other compensation for the calendar year (as defined in Section 162(m)) is not expected to exceed the
Section 162(m) limitation, or (ii) the Section 162(m) limitation is no longer applicable to compensation paid to the Executive, and in addition

     (c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and deferred compensation plans, and in addition

     (d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

     (e) The Companies shall, for the longer of the life of the Executive or the life of the Executive's spouse, provide, at no charge or premium, to the Executive and Executive's family (which shall include the Executive's spouse and the Executive's children for so long as the children meet the status requirements as set forth by the medical and health insurance providers) the medical and health insurance benefits (including dental and prescription drug benefits) substantially similar to those which Executive and Executive's family were receiving immediately prior to Executive's Termination by the Companies under the Companies' medical insurance plan and the Executive Medical Reimbursement Plan, provided, however, that the combined benefits shall not be less than those Executive is receiving as of the date hereof, and shall not be modified without the Executive's consent. The Companies shall provide to the Executive the life insurance provided to similarly situated retirees by the Companies under the Companies' insurance plan, and in addition

     (f) The Companies shall pay to the Executive no later than 15 days prior to the scheduled date of consummation of the Change in Control, or, if a Change in Control occurs without prior announcement or notice thereof, within 10 days after the Change in Control, Executive's pro rata portion, as calculated as of the date of a Change in Control, of the annual award under the Executive Officer Incentive Plan and all other plans in which the Executive is a participant as of the date of Notice of Termination. Within 30 days after the Change in Control, the Companies shall review the amount of any payments made pursuant to this
Section 9 and shall make any additional payments required. In the event a payment is made to Executive as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Executive, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Executive a "tax gross-up payment" in respect of any taxes incurred by the Executive with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority, and in addition

     (g) The Companies shall transfer any and all country club memberships owned by the Companies for the benefit of the Executive, to the Executive, and in addition

     (h) The Companies shall transfer to the Executive the company car used by the Executive, as exists at the time of Termination, at book value.

     (i) In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, at the time any of the Termination Payments are first payable, or if later, within 10 days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of (i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local taxes and Excise Tax upon the payments provided for in this subsection (i), shall be equal to the Termination Benefits. For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local taxes shall be determined based upon the state and locality of the Executive's domicile on Termination but taking into consideration all state and local taxes payable on such an amount. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within 30 days of such computation.

     10. Indemnity.

     (a) Companies shall indemnify the Executive against any claim, liability or expense incurred by the Executive as a result of the Executive's service as an officer, director, employee or agent of any of the Companies, or as a result of any other service on behalf of the Companies, or service at the request of the Companies as a director, officer, trustee, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise (including, but not limited to, any majority owned subsidiary of any of the Companies and any employee benefit plan of any of the Companies), to the maximum extent permitted by law and the charter and bylaws of the Companies. Without limiting the generality of the foregoing, the Companies shall indemnify the Executive if the Executive was or is a party (other than a party plaintiff suing on the Executive's own behalf or in the right of the Companies), or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including, but not limited to, an action by or in the right of the Companies) by reason of such services against expenses (including attorneys' fees), judgments, fines (including any excise taxes assessed on the Executive with respect to an employee benefit plan) and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, in each case to the maximum extent permitted by law and the charter and bylaws of the Companies.

     (b) Expenses incurred by the Executive in defending a civil or criminal action, suit or proceeding shall be paid by the Companies in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the Executive to repay such amount unless it shall ultimately be determined that the Executive is entitled to be indemnified by the Companies as authorized in or pursuant to this Section.

     (c) The indemnification provided by this Section shall not be deemed exclusive of any other rights to which the Executive may be entitled under the charter or bylaws of the Companies or any statute, other agreement, vote of stockholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office. Any indemnification rights provided pursuant to this Section shall continue as to the Executive after the Executive has ceased to be a director, officer, employee or agent of the Companies and shall inure to the benefit of the heirs, executors and administrators of the Executive.

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

                  To the Companies: TrustCo Bank Corp NY
                                            Trustco Bank, National Association
                                            5 Sarnowski Drive
                                            Glenville, NY  12302

                  To the Executive: ___________________
                                            ___________________
                                            ___________________

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

     13. Governing Law. Except to the extent preempted by federal law, this Agreement shall be governed by the laws of the State of New York.

     14. Complete Agreement. This Agreement supersedes all prior understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

     15. Dispute Resolution. All expenses (including, without limitation, legal fees and expenses) incurred by the Executive in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to, this Agreement shall be paid by the Companies.

     16. Late Payments. If Companies fail to pay when due any amount provided under this Agreement, Companies shall pay to Executive interest on any outstanding amount, at an annual rate of 12%, compounded semi-annually.

     17. Designation of Beneficiary. In the event that any amount payable to the Executive as provided by this Agreement remains outstanding upon the death of the Executive, the amount due shall be payable to a beneficiary as designated by the Executive, in the same manner as set forth by this Agreement, or if no beneficiary is named, to the trustee of the Executive's revocable living trust, and if none to the trustee of the Executive's testamentary trust, and if none to the personal representative of the Executive's estate.

     18. Survival of Rights. Except as may be expressly provided herein, all of the Executive's rights under this Agreement, including, but not limited to, Sections 6(b), 7 and 9 shall survive the Termination of the Executive and/or the termination of this Agreement.

     19. Severability. Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction is, as to such jurisdiction, ineffective to the extent of any such prohibition, unenforceability or nonauthorization without invalidating the remaining provisions hereof, or affecting the validity, enforceability or legality of such provision in any other jurisdiction, unless the ineffectiveness of such provision would result in such a material change as to cause completion of the transactions contemplated hereby to be unreasonable.

                            (signature page follows)

     IN WITNESS WHEREOF, TrustCo, the Bank and the Executive have caused this Amended and Restated Agreement to be executed as of this 31st day of December, 2001.

     ATTEST:                                TRUSTCO BANK CORP NY




/s/Henry C. Collins                         By:
Henry C. Collins                              (Executive Officer)
Secretary

ATTEST                                      TRUSTCO BANK, NATIONAL ASSOCIATION



/s/Henry C. Collins                         By:
Henry C. Collins                              (Executive Officer)
Secretary

                                            AGREEMENT OF EXECUTIVE







EXECUTIVE OFFICER AS FOLLOWS:

ROBERT J. MCCORMICK, SENIOR VICE PRESIDENT
ROBERT T. CUSHING, SENIOR VICE PRESIDENT
NANCY A. MCNAMARA, SENIOR VICE PRESIDENT


                              Schedule A to Agreement among Companies and (Executive Officer)
---------------------------------------- -------------------------------------- --------------------------------------
             Calendar Year                           Annual Salary                      Approval of Companies
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2002                        $300,000
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2003
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2004
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2005
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2006
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2007
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2008
---------------------------------------- -------------------------------------- --------------------------------------


Exhibit 10(j)


                              EMPLOYMENT AGREEMENT

                                     between

                       TRUSTCO BANK, NATIONAL ASSOCIATION,

                              TRUSTCO BANK CORP NY

                                       and

                               ROBERT A. McCORMICK

                              EMPLOYMENT AGREEMENT

     AGREEMENT, dated as of December 31, 2001, (the "Agreement") by and between TrustCo Bank Corp NY, a New York corporation (hereinafter referred to as "TrustCo"), Trustco Bank, National Association, a national bank duly organized and existing under the laws of the United States (hereinafter referred to as the "Bank"), with principal offices at 5 Sarnowski Drive, Glenville, NY 12302 (hereinafter collectively with TrustCo referred to as the "Companies"), and Robert A. McCormick (hereinafter referred to as the "Executive"), residing at 16 Greenlea Drive, Clifton Park, New York 12065.

     1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as Chairman, President and Chief Executive Officer.

     2. Term. The term of this Agreement shall continue until December 31, 2004. Beginning on January~1, 2005, on January 1 of each and every third year thereafter, the term of this Agreement shall be extended for an additional three year period, automatically, unless the Executive is notified 180 days in advance by the method set forth in Section 11 herein to the contrary ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 70 years or the then mandatory retirement age in effect, whichever shall be greater.

     3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Section~9 hereof, in the event of a Termination, as defined in Section~8 hereof.

     4. Services. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Companies. The Executive shall be the Chairman, President and Chief Executive Officer of the Companies, and shall have full authority and responsibility for the operation of the Companies, subject to the general direction, approval, and control of the boards of directors of the Companies, for formulating policies and administering the Companies in all respects and shall perform the duties which are generally assigned to executives in similar positions in corporations of similar size as the Companies. His powers shall include the authority to hire and fire personnel of the Companies, including employees who are also members of the boards of directors, and to retain consultants when he deems necessary in order to implement the Companies' policies. The Executive shall report directly to the boards of directors.

     5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to include the Executive's Annual Base Salary, plus any amount payable pursuant to the Executive Officer Incentive Plan. The Executive shall be paid by the Companies the Annual Base Salary provided on Schedule~A attached hereto, which Annual Base Salary shall be paid biweekly. Thereafter, Annual Compensation shall be negotiated between the parties hereto and shall be deemed a part of this Agreement, provided, however, that Annual Base Salary shall not be less than the immediately preceding calendar year. In the event of a Change in Control the Incentive Award payable pursuant to the Executive Officer Incentive Plan shall not be reduced as a result of charges taken in connection with or as a result of the Change in Control.

     6. Retirement and Pension. As further  compensation for the services of the
Executive:

     (a) The Executive shall be allowed to participate fully in any disability, death benefit, retirement, or pension plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

     (b) Upon termination of the Executive~s employment due to retirement (defined as the earliest retirement date applicable to the Executive under the Retirement Plan of Trustco Bank, National Association) or Disability (as defined herein), the Companies shall, for the longer of the life of the Executive or the life of the Executive's spouse, provide, at no charge or premium, to the Executive and Executive's family (which shall include the Executive's spouse and the Executive~s children for so long as the children meet the status requirements as set forth by the medical insurance provider) the medical and health insurance benefits (including dental and prescription drug benefits) substantially similar to those which Executive and Executive's family were receiving immediately prior to Executive's Termination by the Companies under the Companies' medical insurance plan and Executive Medical Reimbursement Plan, provided, however, that the combined benefits shall not be less than those Executive is receiving as of the date hereof, and shall not be modified without the Executive's consent. The Companies shall provide to the Executive the life insurance provided to similarly situated retirees by the Companies under the Companies' insurance plan. The obligations of the Companies pursuant to this subsection (b) shall survive the termination of this Agreement. For purposes of this Agreement, the term "Disability" means a mental or physical condition which
(i)~in the opinion of a physician mutually agreed upon by the boards of directors of the Companies and the Executive, will prevent the Executive from carrying out the material job responsibilities or duties to which the Executive was assigned at the time the disability was incurred, and (ii)~is expected to last for an indefinite duration or a duration of more than six months.

     7. Termination of Employment.

     (a) If (i)~there shall be a Termination (as defined in Section 8 hereof) of the Executive from either of the Companies for any reason other than Good Cause (as hereinafter defined) or retirement at the mandatory retirement age and
(ii)~such Termination is within 12 months prior to, or within two years after, a Change in Control (as defined in subsection (b) of this Section) of either of the Companies, then the Executive shall receive upon such Termination the Termination Benefits set forth herein. For purposes of this Agreement, "Good Cause" shall be limited to Executive's commission of an act of fraud, embezzlement or theft constituting a felony against either of the Companies as finally determined by a court of competent jurisdiction or an unequivocal admission by the Executive.

     (b) A "Change in Control" of either of TrustCo or the Bank (hereinafter collectively referred to as the "Applicable Entities") means any of the following events: (i)~any individual, corporation (other than any of the Companies), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Applicable Entities possessing 20% or more of the voting power for the election of directors of either of the Applicable Entities; (ii)~there shall be consummated any consolidation, merger or other business combination involving either of the Applicable Entities or the securities of either of the Applicable Entities in which holders of the voting securities of either of the Applicable Entities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Applicable Entities (or, if either of the Applicable Entities does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Applicable Entities (or such other surviving entity or entities);
(iii)~during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Applicable Entities cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Applicable Entities' shareholders, of each new director of either of the Applicable Entities was approved by a vote of at least two-thirds of the directors of either of the Applicable Entities then still in office who were directors of either of the Applicable Entities at the beginning of any such period; (iv)~removal by the stockholders of all or any of the incumbent directors of either of the Applicable Entities other than a removal for cause; and (v)~there shall be consummated at any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either of the Applicable Entities to a party which is not controlled by or under common control with either of the Applicable Entities.

     (c) In the event of an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control, the Executive may, in the Executive's sole discretion, notify the Companies that Executive will terminate employment as of the scheduled date of consummation of the Change in Control, and, in such event the Executive shall be paid, and shall otherwise commence receiving, the Termination Benefits (as provided in Section 9 hereof) no later than 15 days prior to the scheduled date of consummation of the Change in Control. Within 30 days after the Change in Control, the Companies shall review the amount of any payments made pursuant to this Section 7 and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 9 hereof. In the event a payment is made to Executive as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Executive, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Executive a "tax gross-up payment" in respect of any taxes incurred by the Executive with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     (d) Notice of Termination shall be communicated by the terminating party to the other parties to this Agreement pursuant to Section 11 hereof.

     8. Termination. Termination shall include, but is not limited to: (i)~any reduction in the Executive's Annual Base Salary or executive incentive compensation, Disability, death or pension benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), or (ii)~any change in the reporting duties of the Executive so that the Executive is no longer reporting directly to the boards of directors of the Companies, or (iii) any reduction in Executive's duties, as determined by Executive in Executive's sole discretion, such that Executive's duties as so reduced are not appropriate to or commensurate with the Executive's position as President and Chief Executive Officer, or (iv)~either Companies' relocation or a change in the Executive's base location, or (v)~a Nonrenewal Notice given pursuant to Section 2 of this Agreement, or (vi)~the unilateral election of the Executive to terminate this Agreement. Such election shall be communicated to the Companies pursuant to Section 11 hereof.

     9.  Termination  Benefits.  The  following  benefits  shall be  Termination
Benefits:

     (a) The Companies shall pay to the Executive the Executive's full compensation through the effective date of his Termination at the rate in effect at the time notice of Termination is given or at the time of Termination, if earlier, and in addition

     (b) Unless otherwise provided for in Section 7(c) hereof, the Companies shall pay to the Executive within 10 days of Termination a lump sum amount equal to 2.99 times the Executive's Annual Compensation then in effect, provided, however (and subject to Section 7(c)), that if the payment of the Termination Benefits, together with the Executive's other compensation for the calendar year (as defined in Section 162(m) of the Internal Revenue Code) is expected to exceed the limitation on deductible compensation set forth in Section 162(m), the payment of Termination Benefits will automatically be deferred under the Trustco Bank Executive Officer Incentive Plan and will not become payable until
(i) the earliest calendar year in which the payment of such deferred amount (and interest thereon), together with the Executive's other compensation for the calendar year (as defined in Section 162(m)) is not expected to exceed the
Section 162(m) limitation, or (ii) the Section 162(m) limitation is no longer applicable to compensation paid to the Executive, and in addition

     (c) The Companies shall pay to the Executive all benefits payable to the Executive under the Companies' retirement, executive incentive compensation, pension and deferred compensation plans, and in addition

     (d) The Companies shall pay to the Executive all legal fees and expenses incurred by the Executive as a result of such Termination, and in addition

     (e) The Companies shall, for the longer of the life of the Executive or the life of the Executive's spouse, provide, at no charge or premium, to the Executive and Executive's family (which shall include the Executive's spouse and the Executive's children for so long as the children meet the status requirements as set forth by the medical or health insurance providers) the medical and health insurance benefits substantially similar to those which Executive and Executive's family were receiving immediately prior to Executive's Termination by the Companies under the Companies' medical insurance plan and the Executive Medical Reimbursement Plan, provided, however, that the combined benefits shall not be less than those Executive is receiving as of the date hereof, and shall not be modified without the Executive's consent. The Companies shall provide to the Executive the life insurance provided to similarly situated retirees by the Companies under the Companies' insurance plan, and in addition

     (f) The Companies shall pay to the Executive no later than 15 days prior to the scheduled date of consummation of the Change in Control, or, if a Change in Control occurs without prior announcement or notice thereof, within 10 days after the Change in Control, Executive's pro rata portion, as calculated as of the date of a Change in Control, of the annual award under the Executive Officer Incentive Plan and all other plans in which the Executive is a participant as of the date of Notice of Termination. Within 30 days after the Change in Control, the Companies shall review the amount of any payments made pursuant to this
Section 9 and shall make any additional payments required. In the event a payment is made to Executive as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Executive, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Executive a "tax gross-up payment" in respect of any taxes incurred by the Executive with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority, and in addition

          (g) The Companies shall transfer any and all country club memberships owned by the Companies for the benefit of the Executive, to the Executive, and in addition

          (h) The Companies shall transfer to the Executive the company car used by the Executive, as exists at the time of Termination, at book value.

          (i) In the event the Termination Benefits paid to the Executive under this Agreement or any other agreement are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Companies will pay to the Executive, at the time any of the Termination Payments are first payable, or if later, within 10 days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Executive after deduction of (i) any Excise Tax on the Termination Benefits and any other benefits subject to the Excise Tax, and (ii) any Federal, State and local taxes and Excise Tax upon the payments provided for in this subsection (i), shall be equal to the Termination Benefits. For purposes of determining the amount of the Gross Up, the Executive shall be deemed to pay Federal, State and local taxes at the highest marginal rate of taxation in the calendar year in which the Termination Benefits are to be made. State and local taxes shall be determined based upon the state and locality of the Executive's domicile on Termination but taking into consideration all state and local taxes payable on such an amount. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Companies and acceptable to the Executive. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within 30 days of such computation.

          10. Indemnity.

          (a) Companies shall indemnify the Executive against any claim, liability or expense incurred by the Executive as a result of the Executive's service as an officer, director, employee or agent of any of the Companies, or as a result of any other service on behalf of the Companies, or service at the request of the Companies as a director, officer, trustee, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise (including, but not limited to, any majority owned subsidiary of any of the Companies and any employee benefit plan of any of the Companies), to the maximum extent permitted by law and the charter and bylaws of the Companies. Without limiting the generality of the foregoing, the Companies shall indemnify the Executive if the Executive was or is a party (other than a party plaintiff suing on the Executive's own behalf or in the right of the Companies), or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative
     (including, but not limited to, an action by or in the right of the Companies) by reason of such services against expenses (including attorneys' fees), judgments, fines (including any excise taxes assessed on the Executive with respect to an employee benefit plan) and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, in each case to the maximum extent permitted by law and the charter and bylaws of the Companies.

          (b) Expenses incurred by the Executive in defending a civil or criminal action, suit or proceeding shall be paid by the Companies in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the Executive to repay such amount unless it shall ultimately be determined that the Executive is entitled to be indemnified by the Companies as authorized in or pursuant to this Section.

          (c) The indemnification provided by this Section shall not be deemed exclusive of any other rights to which the Executive may be entitled under the charter or bylaws of the Companies or any statute, other agreement, vote of stockholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office. Any indemnification rights provided pursuant to this Section shall continue as to the Executive after the Executive has ceased to be a director, officer, employee or agent of the Companies and shall inure to the benefit of the heirs, executors and administrators of the Executive.

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

          To the Companies: TrustCo Bank Corp NY
                            Trustco Bank, National Association
                            5 Sarnowski Drive
                            Glenville, NY  12302

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

          13. Governing Law. Except to the extent preempted by federal law, this Agreement shall be governed by the laws of the State of New York.

          14.   Complete   Agreement.   This  Agreement   supersedes  all  prior
     understandings and agreements between the parties, and may not be amended or modified orally, but only by a writing signed by the parties hereto.

          15. Dispute Resolution. All expenses (including, without limitation, legal fees and expenses) incurred by the Executive in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to, this Agreement shall be paid by the Companies.

          16. Late Payments. If Companies fail to pay when due any amount provided under this Agreement, Companies shall pay to Executive interest on any outstanding amount, at an annual rate of 12%, compounded semi-annually.

          17. Designation of Beneficiary. In the event that any amount payable to the Executive as provided by this Agreement remains outstanding upon the death of the Executive, the amount due shall be payable to a beneficiary as designated by the Executive, in the same manner as set forth by this Agreement, or if no beneficiary is named, to the trustee of the Executive's revocable living trust, and if none to the trustee of the Executive's testamentary trust, and if none to the personal representative of the Executive's estate.

          18. Survival of Rights. Except as may be expressly provided herein, all of the Executive's rights under this Agreement, including, but not limited to, Sections 6(b), 7 and 9 shall survive the Termination of the Executive and/or the termination of this Agreement.

          19. Severability. Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction is, as to such jurisdiction, ineffective to the extent of any such prohibition, unenforceability or nonauthorization without invalidating the remaining provisions hereof, or affecting the validity, enforceability or legality of such provision in any other jurisdiction, unless the ineffectiveness of such provision would result in such a material change as to cause completion of the transactions contemplated hereby to be unreasonable.

                        (signature page follows)

          IN WITNESS WHEREOF, TrustCo, the Bank and the Executive have caused this Agreement to be executed as of this 18th day of September, 2001.

     ATTEST:                                TRUSTCO BANK CORP NY



  /s/Henry C. Collins                       By:/s/Barton Andreoli
     Henry C. Collins                           Barton Andreolli
     Secretary

     ATTEST                                 TRUSTCO BANK, NATIONAL ASSOCIATION


 /s/ Henry C. Collins                       By:/s/Barton Andreoli
     Henry C. Collins                            Barton Andreolli
     Secretary


                                            AGREEMENT OF EXECUTIVE


                                         /s/Robert A. McCormick
                                            ROBERT A. McCORMICK

         Schedule A to Agreement among Companies and Robert A. McCormick

---------------------------------------- -------------------------------------- --------------------------------------
             Calendar Year                           Annual Salary                      Approval of Companies
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2002                             $500,000
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2003
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2004
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2005
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2006
---------------------------------------- -------------------------------------- --------------------------------------
---------------------------------------- -------------------------------------- --------------------------------------
                 2007
---------------------------------------- -------------------------------------- --------------------------------------

Exhibit 10(k)






                 AMENDED AND RESTATED 1995 TRUSTCO BANK CORP NY

                                STOCK OPTION PLAN


     WHEREAS, TrustCo Bank Corp NY maintains the Amended 1995 TrustCo Bank Corp NY Stock Option Plan (hereinafter referred to as the "Plan"); and

     WHEREAS, TrustCo Bank Corp NY desires to amend and restate the Plan in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, TrustCo Bank Corp NY hereby amends and restates the Plan in its entirety, effective as of September 18, 2001, to read as follows:

SECTION~1:                 PURPOSE

     This Amended 1995 TrustCo Bank Corp NY Stock Option Plan (the "Plan") has been established by TrustCo Bank Corp NY to advance the interests of the Company and its stockholders by providing to certain key employees an opportunity to acquire equity ownership in the Company and the incentive advantages inherent in that equity ownership.

SECTION~2:                 DEFINITIONS

     When capitalized and used in this Plan, each of the following terms or phrases has the indicated meaning, unless a different meaning is clearly implied by the content:

"Adoption Date"          means the date this plan is duly adopted by the Board.

"Board"                  means the Board of Directors of TrustCo Bank Corp NY.

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

"Company"               means TrustCo Bank Corp NY and its Subsidiaries.

"Disability"            means a  Participant's  termination  of employment  by
                        the Company or a Participating Subsidiary by reason of his permanent and total disability, as defined in Code Section~22(e)(3).


"Eligible Employee"     means  any  executive  or  other  key  managerial
                        employee  of  the  Company  or  any Participating
                        Subsidiary who has been designated by the Board as eligible to participate in the Plan and who is a full-time, salaried employee of the Company, provided he is so employed at the date any Stock Option is granted to him.

"Fair Market  Value"    means the closing  price for shares of Company  common
                        stock on the applicable date as reported on the NASDAQ or such other system as may supersede it, and, if no such price is reported for the day of grant, the Fair Market Value shall be determined by reference to such price on the next preceding day on which such price was reported. If the Stock is listed on an established stock exchange or exchanges, the Fair Market Value shall be deemed to be the closing price for shares of Company common stock on the applicable date on such stock exchange or exchanges or, if no sale of Stock has been made on any stock exchange that day, the Fair Market Value shall be determined by reference to such price for the next preceding day on which a sale occurred. In the event that no such price is available, then the Fair
                        Market Value shall be determined by the Committee in good faith. The purchase price shall be subject to adjustment only as provided in Section~9 of the Plan.

"Incentive Stock        means an option  granted to a Participant  under  this
 Option"                Plan to  purchase the  Stock, which is designated as an
                        Incentive Stock Option and which satisfies the requirements of Code &422, as amended.

"Nonqualified Stock     means an option granted to a Participant under this
 Option"                Plan to purchase the Stock and which is not an
                        Incentive Stock Option.

"Option Agreement"      means  the  written  agreement  executed  between  the
                        Participant and the Company evidencing the award of Stock Options under this Plan, as more particularly described in Section~7.

"Participant"           means any Eligible  Employee who has been awarded any
                        Stock Option(s) under this Plan and his heirs, legatees, or personal representatives who may succeed to his interests under any Option Agreement at his death.

"Participating          means a Subsidiary  some or all of whose  employees
 Subsidiary"            have been designated as Eligible Employees by the Board.

"Plan" has the meaning set forth in the preamble hereto, and includes the Plan as it may be amended from time to time.

"Shareholder-           means  any  Eligible  Employee  who at the time an
 Employee"              Incentive  Stock  Option  is to be granted to him under
                        this Plan owns (within the meaning of Code
                        Section~422(b)(6) and (c)(5)) more than 10% of the combined voting power of all classes of the Stock.

"Stock" means shares of the common stock of TrustCo Bank Corp NY, which may be either authorized but unissued shares or treasury shares.

"Stock Appreciation     means a right, granted to a Participant  concurrently
 Right"                 with the grant of a Nonqualified Stock Option,
                        to receive a cash payment from the Company upon the partial or complete cancellation of that option by a Participant. Each Option Agreement may provide that the Participant may from time to time elect to cancel all or any portion of the Option then subject to exercise, in which event the Company's obligation in respect of such Option may be discharged by payment to the Participant of an amount in cash equal to the excess, if any, of the Fair Market Value at the time of cancellation of the shares subject to the Option or the portion thereof so cancelled, over the aggregate purchase price for such shares as set forth in the Option Agreement. In the event of such a cancellation, the number of shares as to which such Option was cancelled shall not become available for use under the Plan.

"Stock Option"          or  "Option"  means a right  granted  under this Plan
                        to purchase  Stock,  including a Nonqualified Stock
                        Option or an Incentive Stock Option.

"Subsidiary"            means a  corporation  of which  stock  possessing  50%
                        or more of the total combined voting power of all classes of its stock entitled to vote generally in the election of directors is owned in the aggregate by TrustCo Bank Corp NY directly or indirectly through one or more Subsidiaries.


SECTION~3:                 PLAN ADMINISTRATION

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

     6. determine all matters of interpretation of the Plan and any Option Agreement, and the Committee's decisions shall have a sound, rational basis;

     7. determine, in its sole discretion, whether the Company is to accept Stock previously acquired by a Participant as payment of the option price for Stock Options granted under this Plan or whether the Company will permit payment via the simultaneous exercise of Stock Options and sale of the Stock acquired pursuant thereto;

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

SECTION~4:                 PLAN EFFECTIVE DATE AND DURATION

     This Plan is effective as of the Adoption Date, subject, however, to the Plan's approval by the Company's shareholders either on or before the Adoption Date or within the 12-month period following the Adoption Date. If shareholder approval is not so obtained, all Stock Options, Stock Appreciation Rights and Option Agreements granted under this Plan shall automatically be null and void, ab initio. No Stock Option may be granted under this Plan at any date which is 10~years or more after the Adoption Date.

SECTION~5:                 AMENDMENTS AND TERMINATIONS

     This Plan may be amended, suspended, terminated or reinstated, in whole or in part, at any time by the Board; provided, however, that without the approval of the Company's stockholders, the Board may not:

     1. except as provided in Section~9, increase the number of shares of Stock subject to Stock Options issued under this Plan;

     2. extend the maximum period during which a Stock Option may be exercised;

     3. extend the maximum period during which Incentive Stock Options may be granted under this Plan; or

     4. change the class of Eligible Employees.

SECTION~6:                 SHARES SUBJECT TO THE PLAN

     1. The total number of shares available for grants of Stock Options under this Plan is 6,900,115, subject to the adjustments under Section~9. (The original number of shares available for grants was 1,000,000, which number has been adjusted to reflect adjustments made pursuant to Section 9 hereof.) The shares may be either authorized but unissued shares or treasury shares. If a Stock Option or a portion thereof expires or terminates for any reason without being exercised in full, the unpurchased shares covered by the Option are to be available for future Stock Option grants under this Plan.

     2. The maximum aggregate number of shares of Stock with respect to which Stock Options may be granted in any one fiscal year to any single Employee shall be 500,000.

SECTION~7:                 GRANTS OF OPTIONS

     1. Nonqualified Stock Options may be granted to any Eligible Employee, at the time(s) and upon such terms and conditions as may be selected by the Committee. At the time of grant of a Nonqualified Stock Option, the Committee may, in its discretion, also grant to the Eligible Employee Stock Appreciation Rights for the total number of shares subject to that Option. The grant of a Nonqualified Stock Option and, if appropriate, Stock Appreciation Rights shall be evidenced by an Option Agreement between the Eligible Employee and the Company containing any terms and conditions specified by the Committee, but including the terms described in Section~8.

     2. Incentive Stock Options may be granted to any Eligible Employee, at the time(s) and upon such terms and condition as may be selected by the Committee, subject, nevertheless to the following:

     (a) The aggregate Fair Market Value, determined at the time the Incentive Stock Option is granted, of the shares with respect to which Incentive Stock Options are exercisable for the first time by an Eligible Employee during any calendar year (under all stock option plans of the Company and its Subsidiaries to which the provisions of Section~422 of the Code apply) shall not exceed $100,000.

     (b) The grant shall be evidenced by an Option Agreement between the Company and the Eligible Employee containing any terms and conditions specified by the Committee, except that those terms and conditions must conform with Section~8 and must be consistent with the requirements for an "incentive stock option" as described in Code Section~22(b).

SECTION~8:                 TERMS OF OPTIONS AGREEMENT

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

     2. At the option's exercise, the option price may be paid in cash or cash equivalent-that is, by certified check, bank draft or postal or express money orders made payable to the Company's order in U.S. dollars. Alternatively, in the Committee's sole discretion, the option price may be paid, in whole or in part, by the Participant's exchange of Stock previously acquired by him, based on that Stock's Fair Market Value at the date of exchange or via the simultaneous exercise of Stock Options and sale of the Stock acquired pursuant thereto. However, no Stock may be accepted in payment of the option price upon exercise of an Incentive Stock Option, if that Stock was acquired by the Participant's previous exercise of an Incentive Stock Option unless that Stock has been held by the Participant for more than two years after the date that previous Option was granted and more than one year after the date that previous Option was exercised.

     3. The Option may not be exercisable after the earlier of the following dates:

     (a) If (i)~the Option is an Incentive Stock Option but the Participant is not a Shareholder-Employee at the date of grant, or (ii)~the Option is not an Incentive Stock Option, the date 10~years after the date of grant;

     (b) If the Participant is a Shareholder-Employee at the date of grant and the Option is an Incentive Stock Option, the date five years after the date of grant;

     (c) If the Participant's employment terminates for reasons other than his death or Disability or retirement, the date three months after the date his employment terminates;

     (d) If the Participant terminates employment as a result of Disability or retirement, the date described in Item~3(a) or 3(b), whichever is applicable;

     (e) If the Participant dies, the date prescribed by the Committee, except that no Option shall be exercisable after the date described in Item~3(a) or 3(b) of Section~8, whichever is applicable.

If the Option is an Incentive Stock Option and the Participant's employment terminates due to Disability or retirement, the tax treatment available pursuant to Code Section~422 upon the exercise of an Incentive Stock Option will not be available to a Participant who exercises any Incentive Stock Option more than
(a)~three months after the date of the termination of employment due to retirement or (b)~twelve months after the date of termination of employment due to Disability. If the Option is an Incentive Stock Option and the Participant dies, the tax treatment available pursuant to Code Section~422 upon the exercise of an Incentive Stock Option will not be available to the Participant's estate or any person who acquires the Option by bequest or inheritance or by reason of the death of the Participant unless the Participant was eligible for such tax treatment at the time of his death.

     Notwithstanding the foregoing, the Committee, in its discretion, may further limit the period during which all or any portion of a Stock Option may be exercised and may accelerate the time at which an Option maybe exercised.

     4. Acceleration and the immediate right to exercise options in full will occur upon a Change in Control of the Company, which is defined to include any one or more the following:

          (a) any individual, corporation (other than TrustCo Bank Corp NY or Trustco Bank, National Association, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; or

          (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); or

          (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; or

          (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; or

          (e) there shall be consummated at any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies; or

          (f) an announcement of any of the events described in paragraphs (a) through (e) above, including but not limited to a press release, public statement or filing with federal or state regulators.

     Upon exercise of an Option during the 30-day period prior to the anticipated date of consummation of a Change in Control, the Participant exercising the Option may, in lieu of the receipt of Stock upon the exercise of the Option, elect by written notice to the Company to receive an amount in cash equal to the excess of the aggregate Value (as defined below) of the shares of Stock covered by the Option or portion thereof surrendered determined on the date the Option is exercised, over the aggregate exercise price of the Option (such excess is referred to herein as the "Aggregate Spread") which amount, in the event of a Change in Control as described in (f) above, will be paid no later than 15 days prior to the date of consummation of such Change in Control and such election may be revoked up to that date; provided, however, and notwithstanding any other provision of this Plan, if the end of such 30-day period prior to the anticipated date of consummation of a Change in Control is within six months of the date of grant of an Option held by a Participant who is an officer of the Company (for purposes of Section~16(b) of the Exchange Act), such Option shall be canceled in exchange for a cash payment to the Participant equal to the Aggregate Spread on the day which is six months and one day after the date of grant of such Option. As used in this Section~12(a)(iii) the term "Value" means the higher of (i)~the highest Fair Market Value during the 30-day period prior to the anticipated date of consummation of a Change in Control, and
(ii)~if the Change in Control is the result of a transaction or series of transactions described in paragraphs~(a) or (b) above, the highest price per share of the Stock paid in such transaction or series of transactions (which in the case of paragraph~(b) shall be the highest price per share of the Stock as reflected in a Schedule~13D by the person having made the acquisition). In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     5. The Stock Option(s) and any related Stock Appreciation Rights may be exercised during such Participant's lifetime, only by the Participant and, after his death, only by his heirs legatees or personal representatives who succeed to his interest under the Option Agreement. The Option Agreement, the Stock Options and the Stock Appreciation Rights issued under this Plan shall not be transferable by the Participant other than by will or by the laws of descent and distribution; provided, however, in addition to non-transferable Stock Options, the Committee may grant Nonqualified Stock Options that are transferable, without payment of consideration, to (i)~revocable trusts for the benefit of immediate family members which qualify as grantor trusts for Federal income tax purposes, (ii)~by gift to immediate family members, and (iii)~to partnerships whose only partners are immediate family members. The Committee may also amend outstanding Nonqualified Stock Options to provide for such transferability. Notwithstanding the foregoing, in the event that a transferable Nonqualified Stock Option is transferred as permitted herein, such Nonqualified Stock Option(s) may be exercised by such transferee. The transferee of a transferable Nonqualified Stock Option is subject to all conditions applicable to the transferable Nonqualified Stock Option prior to its transfer.

     6. The aggregate Fair Market Value (determined at the time the Option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by such individual during any calendar year (under all such plans of the individual's employer corporation and its parent and subsidiary corporation) shall not exceed $100,000.

     7. The acceleration provisions of Section~8, Items~4 and 8 of the Plan shall override restrictions contained in Section~8, Item~6.

     8. If a Participant's employment terminates by his death, Disability or retirement, the exercise of each Option shall accelerate and become exercisable in full upon such termination, and shall remain exercisable throughout the period permitted for exercise as described in Item~3 of this Section~8.

     9. If a Participant dies during the period which he or she could have exercised an Option under Item~3 of Section~8 of the Plan, then the Option may be exercised by the executors or administrators of the Participant's estate, or by any person or persons who may have acquired the Option, directly from the Participant by bequest or inheritance within a period prescribed by the Committee after the Participant's death, except that no Option shall be exercisable after its expiration date as defined in Item~3(a) or 3(b) of Section~8, whichever is applicable.

SECTION~9:                 RECAPITALIZATION

     The number of shares of Stock subject to this Plan, the number of shares of Stock covered by each outstanding Option (and any corresponding Stock Appreciation Rights), and the price per share in each Option, are to be proportionately adjusted for any increase or decrease in the number of issued shares of Stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend (but only on the Company's common stock) or any other increase or decrease in the number of those shares effected without receipt of consideration by the Company.

     Subject to any required action by the Stockholders if the Company shall be the surviving corporation in any merger or consolidation, each outstanding Stock Option (and any corresponding Stock Appreciation Rights) shall pertain to and apply to the securities to which a holder of the number of shares of stock subject to that Option would have been entitled. A dissolution or liquidation of the Company, a proposed sale of substantially all of the assets of the Company, or a merger or consolidation in which the Company is not the surviving entity, shall cause each outstanding Option (and any corresponding stock Appreciation Rights) to terminate as of a date to be fixed by the Board; provided that no less than 30~days written notice of the date so fixed shall be given to each Optionee, and each Optionee shall have the right, during the period of 30~days preceding such termination, to exercise his option as to all or any part of the shares covered thereby, including shares as to which such option would not otherwise be exercisable, unless the parties to the transaction agree to substitute or assume the options.

     The foregoing adjustments shall be made by the Committee. Fractional shares resulting from any adjustment in options pursuant to this Section~9 may be settled as the Committee or the Board (as the case may be) shall determine.

SECTION~10:                GOVERNMENT AND OTHER REGULATIONS

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

SECTION~11:                INDEMNIFICATION OF COMMITTEE

     In addition to such other rights of indemnification that they may have as officers or directors, the Committee members shall be indemnified by the Company
against  the  reasonable  expenses,   including  attorneys'fees  actually  and
necessarily incurred in connection with the Plan's administration and the defense of any action, suit, or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reasons of any action taken or failure to act under or in connection with the Plan or any Option or Stock Appreciation Right granted thereunder. The Committee members are also to be indemnified against all amounts paid by them in settlement thereof (provided that settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that such Committee member is liable for gross negligence or willful misconduct in the performance of his/her duties; provided that within 60~days after institution of any such action, suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the same.

SECTION~12:                MISCELLANEOUS

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

SECTION 13:                WITHHOLDING

     The Company shall deduct from any payment, or otherwise collect from the recipient, any taxes required to be withheld by federal, state or local governments in connection with any Stock Option. The recipient may elect, subject to approval by the Committee, to have shares of Stock withheld by the Company in satisfaction of such taxes, or to deliver other shares of stock owned by the recipient in satisfaction of such taxes. The number of shares to be withheld or delivered shall be calculated by reference to the Fair Market of the appropriate class or series of Stock on the date that such taxes are determined.

     The Plan shall be administered in the State of New York and the validity, construction, interpretation, administration and effect of the Plan shall be determined solely in accordance with the laws of that State.

     IN WITNESS WHEREOF, the Company has caused this Amendment and Restatement of the Plan to be executed on this 18th day of September, 2001.

                                                  TRUSTCO BANK CORP NY

                                           By:/s/ Robert A. McCormick


                                           Name:       Robert A. McCormick

                                           Title:      Chairman, President, CEO

Exhibit 10(l)




                              AMENDED AND RESTATED
                TRUSTCO BANK CORP NY DIRECTORS STOCK OPTION PLAN

     WHEREAS, TrustCo Bank Corp NY maintains the TrustCo Bank Corp NY Directors Stock Option Plan (hereinafter referred to as the "Plan"); and

     WHEREAS, TrustCo Bank Corp NY desires to amend and restate the Plan in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, TrustCo Bank Corp NY hereby amends and restates the Plan in its entirety, effective as of September 18, 2001, to read as follows:

SECTION 1:        PURPOSE OF THE PLAN

This Directors Stock Option Plan (the "Plan") has been established by TrustCo Bank Corp NY to advance the interest of stockholders and the Company by encouraging Directors to acquire a larger ownership in the Company. The resulting increased proprietary interest in the Company increases their incentive to continue active service as a Director and to oversee the success and growth of the Company.

SECTION 2:        DEFINITIONS
"Adoption      means the date this plan is duly adopted by the Board.
 Date"

"Board"        means the Company's Board of Directors.

"Code"         means the Internal Revenue Code of 1986, as amended.

"Committee"    means the Compensation Committee of the Board.

"Company"      means TrustCo Bank Corp NY.

"Director"     means a member of the Board of Directors of TrustCo
               Bank Corp NY.

"Fair  Market" means the  closing  price for  shares of  Company
 Value" common Value" stock on the applicable date as Value" reported on the NASDAQ or such other system as may supersede it, and, if no such price is reported for the day of grant, the Fair Market Value shall be determined by reference to such price on the next preceding day on which such price was reported. If the Stock is listed on an established stock exchange or exchanges, the Fair Market Value shall be deemed to be the closing price for shares of Company common stock on the applicable date on such stock exchange or exchanges or, if no sale of Stock has been made on any stock exchange that day, the Fair Market Value shall be determined by reference to such price for the next preceding day on which a sale occurred. In the event that no such price is available, then the Fair Market Value shall be determined by the Committee in good faith. The purchase price shall be subject to adjustment only as provided in Section~15 of the Plan.

"Grant Date"   as used with respect to a particular  Option,  means
               the date as of which such Option is granted by the Committee pursuant to the Plan.

"Option" means the right, granted by the Committee pursuant to Section~7 of the Plan, to purchase shares of Stock.

"Optionee"     means the  Director  to which an Option is granted by
               the Committee pursuant to the Plan, except that employees of TrustCo Bank Corp NY or its subsidiaries, who are also Directors, shall not be eligible to receive grants under this plan.

"Plan" has the meaning set forth in the preamble hereto, and includes the Plan as it may be amended from time to time.

"Stock"        means shares of the TrustCo Bank Corp NY common stock.

"Total and     as applied to an  Optionee,  means that the  Optionee;
 Permanent     (i)~has established  to  the  Permanent   satisfaction  of  the
 Disability"   Committee   that  the   Optionee  is  unable  to  engage  in  any
               substantial   Disability"  gainful  activity  by  reason  of  any
               medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months (all within the meaning of Section 22(e)(3) of the Code);
               and (ii)~has satisfied any other requirement imposed by the Committee.

SECTION 3:        PLAN ADMINISTRATION

The Plan shall be administered by a committee composed of three or more Directors who are appointed by the Board as the Board's Compensation Committee and who may be members of the committee appointed to administer the TrustCo Bank Corp NY Stock Option Plan. The Board may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee, however caused, shall be filled by the Board. The Board shall elect one of the Committee's members as Chairman. The Committee shall hold meetings at such times and places as it may determine, subject to rules and to procedures not inconsistent with the provisions of the Plan. A majority of the authorized number of members of the Committee shall constitute a quorum for the transaction of business. Acts reduced to or approved in writing by a majority of the members of the Committee then serving shall be the valid acts of the Committee. A member of the Committee shall be eligible to be granted Options under this Plan while a member of the Committee. The Committee shall be vested with full authority to make such rules and regulations as it deems necessary or desirable to administer the Plan and to interpret the provisions of the Plan. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration or application of the Plan which have a sound, rational basis shall be final, conclusive and binding upon all Optionees and any person claiming under or through an Optionee, unless otherwise determined by the Board.

Any determination decision or action of the Committee provided for in the Plan may be made or taken by action of the Board if it so determines, with the same force and effect as if such determination, decision or action had been made or taken by the Committee. No member of the Committee or of the Board shall be liable for any determination, decision or action made in good faith with respect to the Plan or any Option granted under the Plan. The fact that a member of the Board shall at the time be, or shall theretofore have been or thereafter may be, a person who has received or is eligible to receive an Option shall not disqualify him or her from taking part in and voting at any time as a member of the Board in favor of or against any amendment or repeal of the Plan.

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

(e) Amends Sections 9(a) or 9(b) at intervals more frequent than once every six months except to the extent necessary to comport with changes in the Code, the Employee Retirement Income Security Act, or the rules thereunder; or

(f) Alters this Section~5 so as to defeat its purpose.

Further, no amendment, modification, suspension or termination of the Plan shall in any manner affect any Option theretofore granted under the plan without the consent of the Optionee or any person validly claiming under or through the Optionee.

SECTION 6:        STOCK SUBJECT TO THE PLAN

(a) The stock to be issued upon exercise of Options granted under the Plan shall be TrustCo Bank Corp NY Stock, which shall be made available, at the discretion of the Board, either from authorized but unissued Stock or from Stock acquired by the Company, including shares purchased in the open market. The aggregate number of shares of Stock which may be issued under or subject to Options granted under this Plan shall not exceed 461,739 shares. (The original number of shares available for grants was 50,000, which number has been adjusted to reflect adjustments made pursuant to Section 15 hereof) The limitation established by the preceding sentence shall be subject to adjustment as provided in Section~15 of the Plan.

(b) In the event that any outstanding Option or portion thereof under the Plan for any reason expires or is terminated, the shares of Stock allocable to the unexercised portion of such Option may again be made subject to Option under the Plan.

SECTION 7:        GRANT OF OPTIONS

The Committee may from time to time, subject to the provisions of the Plan, grant Options to Directors to purchase shares of Stock allotted in accordance with Section~6. All Options granted under this Plan shall be "Nonqualified Stock Options" for purposes of the Code.

SECTION 8:        OPTION PRICE

The purchase price per share of each share of Stock which is subject to an Option shall be 100% of the Fair Market Value of a share of Stock on the date the Grant Date.

SECTION 9:        ELIGIBILITY OF OPTIONEES

(a) Options on 1,000 shares of Stock shall be granted once each calendar year at a meeting of the Board of Directors held during such calendar year to each person who is then a Director of the Company, except that if Counsel to the Company determines in his sole discretion that on such date the Company is in possession of material non-public information concerning its affairs, such grant shall be delayed until the third day on which trading occurs following the public dissemination of such information or the date of an event which renders such information immaterial.

(b) Subject to the terms of the Plan, and subject to review by the Board, the Committee shall have exclusive jurisdiction (i)~to determine the dates on which, or the time periods during which, the Option may be exercised, (ii)~to determine the purchase price of the shares subject to each Option in accordance with Section~8 of the Plan and (iii)~to prescribe the form, which shall be consistent with the Plan, of the instrument evidencing any Options granted under the Plan.

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

SECTION 11:         TERM AND EXERCISE OF OPTIONS

(a) Each Option granted under the Plan shall terminate on the date which is 10 years after the Grant Date. The Committee at its discretion may provide further limitations on the exercisability of Options granted under the Plan. An Option may be exercised only during the continuance of the Optionee's service as a Director, except as provided in Sections~12 and 13 of the Plan.

(b) A person electing to exercise an Option shall give written notice to the Company of such election and of the number of shares he or she has elected to purchase, in such forms as the Committee shall have prescribed or approved, and shall at the time of exercise tender the full purchase price of the shares he or she has elected to purchase. The purchase price shall be paid in full in cash upon the exercise of the Option; provided, however, that in lieu of cash, with the approval of the Committee at or prior to exercise, an Optionee may exercise his or her Option by tendering to the Company shares of Stock owned by him or her, based on that Stock's Fair Market Value at the date of exchange or via the simultaneous exercise of Stock Options and sale of the Stock acquired pursuant thereto and having a fair market value equal to the cash exercise price applicable to his or her Option, with the then fair market value of such stock to be determined in the same manner as provided in Section~8 of the Plan with respect to the determination of the fair market value of Stock on the date an Option is granted.

(c) An Optionee or a transferee of an Option shall have no rights as a stockholder with respect to any shares covered by his or her Option until the date the stock certificate is issued evidencing ownership of the shares. No adjustments shall be made for dividends (ordinary or extraordinary), whether in cash, securities or other property, or distributions or other rights, for which the record date is prior to the date such stock certificate is issued, except as provided in Section~15 hereof.

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

SECTION 13:         DEATH OF AN OPTIONEE

If an Optionee dies after ceasing to serve as a Director but within the period during which he or she could have exercised the Option under Section~12 of the Plan, then the Option may be exercised by the executors or administrators of the Optionee's estate, or by any person or persons who have acquired the Option directly from the Optionee by bequest or inheritance, within a period prescribed by the Committee after the Optionee's death, except that no Option shall be exercisable after its expiration date.

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

SECTION 15:         CHANGES IN CAPITALIZATION

(a) In the event that the shares of the Company, as presently constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, stock split, combination of shares or otherwise) or if the number of such shares of stock shall be increased through the payment of a stock dividend, then, subject to the provisions of Subsection~(c) below, there shall be substituted for or added to each share of stock of the Company which was theretofore appropriated, or which thereafter may become subject to an Option under the Plan, the number and kind of shares of stock or other securities into which each outstanding share of the stock of the Company shall be so changed or for which each such share shall be exchanged or to which each such share shall be entitled, as the case may be. Outstanding Options shall also be appropriately amended as to price and other terms, as may be necessary to reflect the foregoing events.

(b) If there shall be any other change in the number or kind of the outstanding shares of the stock of the Company, or of any stock or other securities into which such stock shall have been changed, or for which it shall have been exchanged, and if the Board or the Committee (as the case may be), shall, in its sole discretion, determine that such change equitably requires an adjustment in any Option which was theretofore granted or which may thereafter be granted under the Plan, then such adjustment shall be made in accordance with such determination.

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

(d) Fractional shares resulting from any adjustment in Options pursuant to this Section~15 may be settled as the Board or the Committee (as the case may be) shall determine.

(e) To the extent that the foregoing adjustments relate to stock or securities of the Company such adjustments shall be made by the Committee, whose determination, which has a sound, rational basis, in that respect shall be final, binding and conclusive. Notice of any adjustment shall be given by the Company to each holder of an Option which shall have been so adjusted.

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

     IN WITNESS WHEREOF, the Company has caused this Amendment and Restatement of the Plan to be executed on this 18th day of September, 2001.

                                              TRUSTCO BANK CORP NY



                                              By:  /s/Robert A. McCormick

                                           Name:            Robert A. McCormick

                                           Title:      Chairman, President, CEO

Exhibit 10(m)



                              AMENDED AND RESTATED

                              TRUSTCO BANK CORP NY

                        DIRECTORS PERFORMANCE BONUS PLAN



                               September 18, 2001

                              AMENDED AND RESTATED
                              TRUSTCO BANK CORP NY
                        DIRECTORS PERFORMANCE BONUS PLAN


                                TABLE OF CONTENTS


                                                                                                           .


ARTICLE I, DEFINITIONS.........................................................................................1
ARTICLE II, ADMINISTRATION.....................................................................................3
ARTICLE III, GRANTS............................................................................................4
ARTICLE IV, PERFORMANCE BONUS UNITS............................................................................4
ARTICLE V, VESTING OF PERFORMANCE BONUS UNITS..................................................................5
ARTICLE VI, PAYMENT OF PERFORMANCE BONUS UNITS.................................................................5
ARTICLE VII, VALUATION OF PERFORMANCE BONUS UNITS..............................................................6
ARTICLE VIII, CHANGES IN CAPITAL AND CORPORATE STRUCTURE.......................................................6
ARTICLE IX, NONTRANSFERABILITY.................................................................................7
ARTICLE X, WITHHOLDING.........................................................................................7
ARTICLE XI, VOTING AND DIVIDEND RIGHTS.........................................................................8
ARTICLE XII, CLAIMS............................................................................................8
ARTICLE XIII, MISCELLANEOUS PROVISIONS.........................................................................9
ARTICLE XIV, AMENDMENT OF THE PLAN............................................................................11
ARTICLE XV, EFFECTIVENESS AND TERMS OF PLAN...................................................................11

                              AMENDED AND RESTATED
                              TRUSTCO BANK CORP NY
                        DIRECTORS PERFORMANCE BONUS PLAN


     WHEREAS, TrustCo Bank Corp NY (hereinafter referred to as the "Company") desires to provide a performance bonus to the non-employee members of its Board of Directors in the event of a change in control of the Company, which is based upon the appreciation in the value of the common stock of the Company; and

     WHEREAS,   the  Company  maintains  the  TrustCo  Bank  Corp  NY  Directors
Performance Bonus Plan (hereinafter referred to as the "Plan"); and

     WHEREAS, the Company desires to amend and restate the Plan in its entirety, effective as of September 18, 2001;

     NOW, THEREFORE, the Company does hereby amend and restate the Plan in its entirety, effective as of September 18, 2001, to read as follows:

                                    ARTICLE I

                                   DEFINITIONS


     Section 1.1 "Beneficiary" means the person or persons designated by a Director in writing to receive any benefits under this Plan upon the Director's death. If a Director fails to designate a Beneficiary, if no such Beneficiary is living upon the death of such Director, or if such designation is legally ineffective, then "Beneficiary" shall mean the trustee of the Director's revocable living trust, and if none the trustee of the Director's testamentary trust, and if none the personal representative of the Director's estate.

     Section 1.2 "Change in Control" means any of the following events: (a) any individual, corporation (other than the Company or Trustco Bank, National Association, hereinafter collectively referred to as the "Companies" or Trustco Savings Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     Section 1.3 "Committee" means the Stock Option Committee of the Board of Directors of the Company.

     Section 1.4 "Company" has the meaning as set forth in the preamble hereto.

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

     Section 1.8 "Plan" has the meaning as set forth in the preamble hereto and includes the Plan as it may be amended from time to time.


                                   ARTICLE II

                                 ADMINISTRATION


     Section 2.1 The Plan shall be administered by the Committee. The Committee shall have authority to interpret the Plan, to adopt and revise rules and regulations relating to the Plan, to determine the conditions subject to which any awards may be made or payable, and to make any other determinations which it believes necessary or advisable for the administration of the Plan.
Determinations by the Committee shall be made by majority vote. All determinations of the Committee must be made in the good faith exercise of the duties of the Committee members under the Plan and must have a sound, rational basis, which such determinations, and the basis therefor, must be recorded in writing and maintained by the Committee.

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


                                   ARTICLE IV

                             PERFORMANCE BONUS UNITS


     Section 4.1 Performance Bonus Units granted to a Director shall be credited to a Performance Bonus Unit Account established and maintained for such Director. The Account of a Director shall be the record of Performance Bonus Units granted to him under the Plan, is solely for accounting purposes and shall not require a segregation of any Company assets. Each Performance Bonus Unit shall be valued by the Committee, in the manner provided in Article VII, as of the date of grant thereof. Each grant of Performance Bonus Units under the Plan to a Director and the value of such Performance Bonus Units as of the date of grant shall be communicated by the Committee in writing to the Director within 30 days after the date of grant.

                                    ARTICLE V

                       VESTING OF PERFORMANCE BONUS UNITS


     Section 5.1 Performance Bonus Units granted to a Director shall become vested upon the earlier of (i) 15 days prior to the scheduled date of consummation of a Change in Control or (ii) if not announced, on the date of consummation of a Change in Control.


                                   ARTICLE VI

                       PAYMENT OF PERFORMANCE BONUS UNITS


     Section 6.1 Upon a Change in Control each Director shall be entitled to receive from the Company an amount, with respect to each Performance Bonus Unit in the Director's Account, determined as follows: (i) the value (as determined by the Committee pursuant to Article VII) of each Performance Bonus Unit in the Director's Account, as of the date of the Change in Control, (ii) reduced by the value (as determined pursuant to Article VII) of such Performance Bonus Unit as of the date of grant thereof to the Director.

     Section 6.2 Payment to a Participant of the amount set forth in Section 6.1 for Performance Bonus Units shall be made 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within ten days after the Change in Control. Within 30 days after the Change in Control, the Committee shall review the amount of any payments made pursuant to Article VI and shall make any additional payments required if the amounts previously paid were less than the amounts provided for in Section 6.1. In the event a payment is made to a Participant as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Participant, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay a Participant a "tax gross-up payment" in respect of any taxes incurred by the Participant with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     Section 6.3 In the event the amounts paid to a Director under this Plan or any other plan or agreement pursuant to which the Director is entitled to payments are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the "Excise Tax"), then the Company will pay to the Director, at the time any of the amounts are first payable, or if later, within 10 days after the date the Excise Tax is determined to be due, an additional amount ("Gross Up") such that the net amount retained by the Director after deduction of (i) any Excise Tax on the amounts payable, and (ii) any Federal, State and local taxes and Excise Tax upon the payments provided for in this subsection (i), shall be equal to the amount payable under this Plan and any other plan or agreement pursuant to which the Director is entitled to payments. For purposes of determining the amount of the Gross Up, the Director shall be deemed to pay Federal, State and local taxes at the highest marginal rate of taxation in the calendar year in which the amounts payable are to be paid. State and local taxes shall be determined based upon the state and locality of the Director's domicile on the date of payment but taking into consideration all state and local taxes payable on such an amount. The determination of whether such Excise Tax is payable and the amount thereof shall be based upon the opinion of tax counsel selected by the Company and acceptable to the Director. If such opinion is not finally accepted by the Internal Revenue Service upon audit, then appropriate adjustments shall be computed (without interest but with Gross Up, if applicable) by such tax counsel based upon the final amount of the Excise Tax so determined. The adjusted amount shall be paid by the appropriate party in one lump cash sum within 30 days of such computation.

                                   ARTICLE VII

                      VALUATION OF PERFORMANCE BONUS UNITS



     Section 7.1 Except as provided in Section 7.2, for all purposes of the Plan, the value of a Performance Bonus Unit on a date of grant pursuant to Section~3.1 or upon a Change in Control pursuant to Section~6.1 will be an amount equal to the closing price for shares of Company common stock on the applicable date, as reported on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") National Market System or such other system as may supersede it. If the applicable date is not a trading day for NASDAQ market makers, the price on the next preceding trading day will be used to determine the value of the Performance Bonus Unit.

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


                                   ARTICLE XI

                           VOTING AND DIVIDEND RIGHTS


     Section 11.1 Except as provided under Section~8.1, no Director shall be entitled to any voting rights, to receive any dividends, or to have his Account credited or increased as a result of any dividends or other distribution with respect to the common stock of the Company.


                                   ARTICLE XII

                                     CLAIMS


     Section 12.1 If a claim for benefits under the Plan is denied, the Committee will provide a written notice of the denial setting forth the specific reasons for the denial, a description of any additional material or information necessary for a claimant to perfect a claim, an explanation of why such material or information is necessary and appropriate and information as to the steps to be taken for the claim to be submitted for review. A claimant may request a review of a denial. Such request should be submitted to the Committee in writing, within 60 days after receipt of the denial notice stating the reasons for requesting the review. A claimant may review pertinent documents and submit issues and comments in writing. A decision will be made on the review of the denial of a claim not later than 60 days after the Committee's receipt of a request for review unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible but not later than one hundred 120 days after receipt of a request for review, provided that the claimant is given written notice of the extension of time within the original 60 day period. The decision on review will be in writing to claimant and shall include specific reasons for the decision.

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

     Section 13.3 Notwithstanding the provisions of Section 13.2, the Company may in its discretion make contributions to a rabbi trust for the purpose of accumulating assets to satisfy its obligations hereunder; provided, however, that upon a Change in Control, the Company will make contributions to a rabbi trust in an amount that is sufficient to pay each Plan participant or beneficiary the benefits to which Plan participants or their beneficiaries would be entitled pursuant to the terms of the Plan as of the date of the Change in Control. For purposes of this Section 13.3, the term "Change in Control" will include (i) an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control as defined in Section 1.2 herein and (ii) the execution of a definitive agreement expressing the intent to accomplish any consolidation, merger or other business combination involving the Company or the securities of the Company described in Section 1.2(b) herein. At all times the assets of the rabbi trust shall remain subject to the general creditors of the Company.

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


                                   ARTICLE XV

                         EFFECTIVENESS AND TERMS OF PLAN


     Section 15.1 The effective date of the Plan as originally adopted shall be May 19, 1997 and the effective date of the Plan as amended and restated shall be September 18, 2001. The Committee may at any time terminate the Plan. Upon termination of the Plan, payments shall be made with respect to Performance Bonus Units granted prior to the date of termination. In the event of an announcement, including but not limited to, a press release, public statement, or filing with federal or state securities regulators, of a transaction that would constitute a Change in Control, the Plan shall not be terminated without Participant approval prior to the consummation of the Change in Control.

     IN WITNESS WHEREOF, the Company has caused this amended and restated Plan to be executed this 18th day of September, 2001.

                                         TRUSTCO BANK CORP NY



                                         By:     /s/Robert A. McCormick_

                                         Name:     ____Robert A. McCormick_____

                                         Title:  ___Chairman, President, CEO___

Exhibit 10(n)



                              AMENDED AND RESTATED

                       TRUSTCO BANK, NATIONAL ASSOCIATION

                           DEFERRED COMPENSATION PLAN

                                  FOR DIRECTORS



                               September 18, 2001

                              AMENDED AND RESTATED
                       TRUSTCO BANK, NATIONAL ASSOCIATION
                    DEFERRED COMPENSATION PLAN FOR DIRECTORS


     WHEREAS, on November~24, 1981, the Board of Directors of Trustco Bank, National Association (herein referred to as the "Bank") adopted the Trustco Bank Deferred Compensation Plan for Directors (hereinafter referred to as the "Plan"); and

     WHEREAS, the Bank desires to amend and restate the Plan, effective as of September 18, 2001;

     NOW, THEREFORE, the Bank hereby amends and restates the Plan in its entirety, effective as of September 18, 2001, to read as follows:

     1. Any Director may elect on or before December 31 of any year to defer receipt of all or a specific part of his annual fees for the following calendar year, which election to defer fees continues from year to year unless the Director amends or terminates such election by written request or ceases to be a Director. In the event of a termination of an election, the amount already deferred by the Director cannot be paid to him until he ceases to be a Director.

     2. The Bank will not fund its liability for deferred fees or interest thereon but general ledger accounts will be maintained, supported by memorandum accounts for each Director. The compensation deferred will be credited to the Director's deferred compensation account as of the date it would otherwise have been payable. A Director's deferred compensation account shall be credited at the end of each calendar quarter with a credit on the balance at the beginning of the quarter equal to the number of days in the quarter times one-fourth of the greater of (i)~ 6%, or (ii)~the ten-year U.S. Treasury Bond rate on the last business day of the quarter.

     3. In the event a Director ceases to be a Director of the Bank, the entire balance of his deferred fees, including interest credited thereon, may, if directed by the Board of Directors in its sole discretion, be paid immediately to the Director in a lump sum, or in annual installments over a period of not more than five years beginning with the first day of the calendar year immediately following the year in which the Director ceased to be a Director, or in payments equivalent to a life annuity. In addition, if Director ceases to be a Director within 12 months prior to a Change in Control (as defined herein), Director shall be paid the entire balance of his deferred fees, including interest credited thereon in a single lump sum 15 days prior to the date of consummation of a Change in Control or, if a Change in Control occurs without prior announcement or notice thereof, within 10 days after the Change in Control. In the event a payment is made to a Director as the result of an announcement constituting a Change of Control and the transaction described in such announcement is not consummated, such payment shall constitute a loan by Company to the Director, payable to Company upon demand, with interest at the rate provided in Section 1274(d)(2)(B) of the Code commencing as of the date of payment by Company of such amount. The Company will pay Director a "tax gross-up payment" in respect of any taxes incurred by the Director with respect to such loan. For purposes of this Section, the term "tax gross-up payment" means an amount such that, after the payment of taxes on such tax gross-up payment, there remains a balance sufficient to pay the taxes being reimbursed. For purposes of this Section, the term "taxes" includes taxes, penalties and interest imposed by any taxing authority.

     A "Change in Control" means any of the following events: (a) any individual, corporation (other than TrustCo Bank Corp NY or the Bank, hereinafter collectively referred to as the "Companies" or Trustco Savings
Bank), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Companies possessing 20% or more of the voting power for the election of directors of either of the Companies; (b) there shall be consummated any consolidation, merger or other business combination involving either of the Companies or the securities of either of the Companies in which holders of voting securities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Companies (or, if either of the Companies does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Companies (or such other surviving entity or entities); (c) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Companies cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Companies' shareholders, of each new director of either of the Companies was approved by a vote of at least two-thirds of the directors of either of the Companies then still in office who were directors of either of the Companies at the beginning of any such period; (d) removal by the stockholders of all or any of the incumbent directors of either of the Companies other than a removal for cause; and (e) there shall be consummated any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of either of the Companies to a party which is not controlled by or under common control with either of the Companies.

     4. Upon the death of a Director, the balance of his account shall be payable to a beneficiary designated by him or her on the first day of the calendar year following the year in which he or she dies, in the same manner as set forth in the election filed by said Director, or if no beneficiary is named, to the trustee of the Director's revocable living trust, and if none of the trustee of the Director's testamentary trust, and if none to the personal representative of the Director's estate.

     5. The right to receive payment of deferred compensation shall not be transferable or assignable by a Director or named beneficiary, except by will or by the laws of descent and distribution.

     6. The Board of Directors of the Bank reserves the right to amend, suspend or terminate this Plan at any time. However, no amendment, suspension or termination of this Plan may alter or impair any Director's rights previously granted under the Plan, without his consent.

     7. In the event that it is determined by any taxing authority, and it is ultimately sustained either by a court of competent jurisdiction, by settlement or otherwise, that all or a portion of the benefits payable under the Plan will be subject to income tax prior to distribution of such benefits, the Bank will distribute to the Director an amount sufficient to pay the tax liability. In addition, the Bank shall pay to the Director an additional amount to pay interest and penalties, if any, on the amount of said tax liability. The amount of interest and penalties paid to the Director shall not be a charge against the Director's account hereunder.

     8. All expenses (including, without limitation, legal fees and expenses) incurred by a Director in connection with, or in prosecuting or defending, any claim or controversy arising out of or relating to this Plan shall be paid by the Bank.

     IN WITNESS WHEREOF, the Bank has caused this amended and restated Plan to be executed this 18th day of September, 2001.

                                           TRUSTCO BANK, NATIONAL ASSOCIATION


                                           By:/s/Robert A. McCormick

                                                 Robert A. McCormick

                                           Title: Chairman, President, CEO

Exhibit 10(o)




                                    AGREEMENT

                                     between

                             Fiserv Solutions, Inc.
                                255 Fiserv Drive
                            Brookfield, WI 53045-5815

                                       and

                       Trustco Bank, National Association
                                1 Sarnowski Drive
                               Glenville, NY 12302








                             Date: November 14, 2001



  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.





                                        F

AGREEMENT dated as of November 14, 2001 ("Agreement")  between Fiserv Solutions,
Inc.,  a  Wisconsin   corporation   ("Fiserv"),   and  Trustco  Bank,   National
Association, a national banking association ("Client").


     Fiserv and Client hereby agree as follows:

     1. Term. The initial term of this Agreement shall end March 31, 2007, and Client may renew for an additional 5-year term. If no written notice of renewal or non-renewal is provided by either party by November 30, 2006, this Agreement shall be extended for 1 year with Client to pay fees at a rate of 110% of the fees in effect prior to the expiration of the initial term (appropriately adjusted as provided for in the Exhibits). In the event Client notifies Fiserv of renewal at least 120 days prior to expiration of the initial term, the 1-year extension, or any renewal term, the Agreement shall be renewed for an additional 5-year term. This Agreement shall be effective on the day services are first provided to Client by Fiserv ("Effective Date").

     2. Services. (a) Services Generally. Fiserv, itself and through its affiliates, agrees to provide Client, and Client agrees to obtain from Fiserv, services ("Services") and products ("Products") (collectively, "Fiserv Services") described in the attached Exhibits:

      Exhibit A - Account Processing Services
      Exhibit B - Item Processing Services
      Exhibit C - Back Office Services
      Exhibit D - Implementation Services
      Exhibit E - Back Office Trust Services

     The Exhibits set forth specific terms and conditions applicable to the Services and/or Products, and, where applicable, the Fiserv affiliate so performing. Client may select additional services and products from time to time by incorporating an appropriate Exhibit to this Agreement. The performance by any affiliate of Fiserv of any of Fiserv's obligations under this Agreement shall not relieve Fiserv of such obligations and shall not affect in any manner whatsoever Client's rights under this Agreement. The specifications for the Services and related standards for performance are integral parts of this Agreement and are incorporated herein by reference.

     (b) Implementation Services. Fiserv will provide services (i) to convert Client's existing applicable data and/or information and back office services to the Fiserv Services; and/or (ii) to implement the Fiserv Services. These activities are referred to as "Implementation Services" as specified in Exhibit
D. Client agrees to cooperate with Fiserv in connection with Fiserv's provision of Implementation Services and to provide all reasonably necessary information and assistance to facilitate the conversion and/or implementation. Client is responsible for all out-of-pocket expenses associated with Implementation Services as specified in the Exhibits, provided Fiserv prepares a written estimate of travel and related costs and obtains prior approval from Client. Fiserv will provide Implementation Services as required in connection with Fiserv Services.

     (c) Training Services. Fiserv shall provide training, training aids, user manuals, and other documentation for Client's use as Fiserv and Client determine to be necessary to enable Client personnel to become familiar with Fiserv Services. If requested by Client, classroom training in the use and operation of Fiserv Services will be provided at a training facility designated by Fiserv and Client. All such training aids and manuals remain Fiserv's property, but shall remain in Client's possession for the term of this Agreement.

      3.  Fees for Fiserv Services.  (a) General.  Client agrees to pay Fiserv:

          (i) fees for Fiserv Services for the following month as specified in the Exhibits;

          (ii) out-of-pocket charges directly attributable to this Agreement for the month payable by Fiserv for the account of Client; and

          (iii) Taxes (as defined below) thereon (collectively, "Fees").

Within 15 days after the last day of each calendar month Fiserv shall reconcile Fees paid by Client for the Fiserv Services for the month and the fees and charges actually due Fiserv based on Client's actual use of Fiserv Services for such month. Fiserv shall either issue a credit to Client or provide Client with an invoice for any additional fees or other charges owed. Fiserv may change the amount of Fees billed to reflect appropriate changes in actual use of Fiserv Services, and to reflect the annual increase in Fees as set forth in the Exhibits. Upon 120 days advance written notification to and acceptance by Client, Fiserv may increase its fees in excess of amounts listed in the Exhibits in the event that Fiserv implements major system enhancements to comply with changes in law, government regulation, or industry practices.

          (b) Additional Charges. Fees for out-of-pocket expenses, such as telephone, microfiche, courier, and other charges incurred by Fiserv at Client's request for goods or services obtained by Fiserv on Client's behalf and at Client's request shall be billed to Client at cost plus the applicable Fiserv administrative fee as set forth in the Exhibits. Such out-of-pocket expenses may be changed from time to time upon notification of a fee change from a vendor/provider. Fiserv shall notify Client of such changes prior to Client incurring such expenses. The Fees do not include, and Client and Fiserv shall respectively be responsible for, furnishing transportation or transmission of information between Fiserv's service center(s), Client's site(s), and any applicable clearing house, regulatory agency, or Federal Reserve Bank, as specified in the Exhibits.

          (c) Taxes. Fiserv shall add to each invoice any sales, use, excise, value added, and other taxes and duties however designated that are levied by any taxing authority relating to the Fiserv Services ("Taxes").
     In no event shall "Taxes" include taxes based upon Fiserv's net income.

          (d) Payment Terms. Fees are due and payable monthly upon receipt of invoice. Client shall pay Fiserv by check or wire transfer. In the event any amounts due remain unpaid beyond the 30th day after payment is due, Client shall pay a late charge of 1.5% per month.

          4. Access to Fiserv Services. (a) Procedures. Client agrees to comply with applicable regulatory requirements and procedures for use of Services established by Fiserv.

          (b) Changes. Fiserv continually reviews and modifies Fiserv systems used in the delivery of Services (the "Fiserv System") to improve service and comply with government regulations, if any, applicable to the data and information utilized in providing Services. Fiserv reserves the right to make changes in Services, including but not limited to operating procedures, type of equipment or software resident at, and the location of Fiserv's service center(s). In no event may such changes disrupt the Services. Fiserv will provide Client at least 30 days prior written notice of any material change that affects Client's normal operating procedures, reporting, or service costs prior to implementation of such change, unless such changes are caused by changes in applicable law or regulation or are otherwise beyond Fiserv's control and, in either case, Fiserv cannot provide such written notice. Without Client's prior written consent, no such change in Services may increase the Fees.

          (c) Communications Lines. After approval by Client, Fiserv shall order the installation of appropriate communication lines and equipment to facilitate Client's access to Services. Client understands and agrees to pay charges relating to the installation and use of such lines and equipment as set forth in the Exhibits.

          (d) Terminals and Related Equipment. Client shall obtain necessary and sufficient terminals and other equipment, approved by Fiserv and compatible with the Fiserv System, to transmit and receive data and information between Client's location(s), Fiserv's service center(s), and/or other necessary location(s). Fiserv and Client may mutually agree to change the type(s) of terminal and equipment used by Client.

          5. Client Obligations. (a) Input. Client shall be solely responsible for the input, transmission, or delivery to and from Fiserv of all information and data required by Fiserv to perform Services unless Client has retained Fiserv to handle such responsibilities, as specifically set forth in the Exhibits. The information and data shall be provided in a format and manner approved by Fiserv. Client will provide at its own expense or procure from Fiserv all equipment, computer software, communication lines, and interface devices required to access the Fiserv System. If Client has elected to provide such items itself, Fiserv shall provide Client with a list of compatible equipment and software; Client agrees to pay Fiserv's standard fee for recertification of the Fiserv System resulting therefrom.

          (b) Client Personnel. Client shall designate appropriate Client personnel for training in the use of the Fiserv System, shall supply Fiserv with reasonable access to Client's site during normal business hours for Implementation Services and shall cooperate with Fiserv personnel in their performance of Services.

          (c) Use of Fiserv System. Client shall (i) comply with any operating instructions on the use of the Fiserv System provided by Fiserv; (ii) review all reports furnished by Fiserv for accuracy; and (iii) work with Fiserv to reconcile any out of balance conditions. Client shall determine and be responsible for the authenticity and accuracy of all information and data submitted to Fiserv.

          (d) Client's Systems. Fiserv, with cooperation and assistance from Client, shall be responsible for ensuring that as of the Effective Date, Client's systems are Year 2000 compliant and otherwise capable of passing and/or accepting data from and/or to the Fiserv System. Subsequent to the Effective Date, Fiserv, at Fiserv's applicable rates where appropriate, with cooperation and assistance from Client, shall be responsible for ensuring that, Client's systems are Year 2000 compliant and otherwise capable of passing and/or accepting data from and/or to the Fiserv System.

          6. Ownership and Confidentiality. (a) Definition.

          (i) Client Information. "Client Information" means: (A) confidential plans, customer lists, information, and other proprietary material of Client that is marked with a restrictive legend, or if not so marked with such legend or is disclosed orally, is identified as confidential at the time of disclosure (and written confirmation thereof is promptly provided to Fiserv); (B) any information and data concerning the business and financial records of Client's customers prepared by or for Fiserv, or used in any way by Fiserv in connection with the provision of Fiserv Services (whether or not any such information is marked with a restrictive legend); (C) any other information that
          Fiserv reasonably ought to know is confidential; and (D) Client's proprietary PASSBOOK SYSTEM, including custom software modifications, software documentation and training aids, and all data, code, techniques, algorithms, methods, logic, architecture, and designs embodied or incorporated therein (whether or not any such information is marked with a restrictive legend).

          (ii) Fiserv Information. "Fiserv Information" means: (A) confidential plans, information, research, development, trade secrets, business affairs (including that of any Fiserv client, supplier, or affiliate), and other proprietary material of Fiserv that is marked with a restrictive legend, or if not so marked with such legend or is disclosed orally, is identified as confidential at the time of disclosure (and written confirmation thereof is promptly provided to Client); (B) Fiserv's proprietary computer programs, including custom software modifications, software documentation and training aids, and all data, code, techniques, algorithms, methods, logic, architecture, and designs embodied or incorporated therein (whether or not any such information is marked with a restrictive legend); and (C) any other information that Client reasonably ought to know is confidential.

          (iii) Information. "Information" means Client Information and Fiserv Information. No obligation of confidentiality applies to any
          Information that the receiving party ("Recipient") (A) already possesses without obligation of confidentiality; (B) develops independently; or (C) rightfully receives without obligation of confidentiality from a third party. No obligation of confidentiality applies to any Information that is, or becomes, publicly available without breach of this Agreement.

          (b) Obligations. Recipient agrees to hold as confidential all Information it receives from the disclosing party ("Discloser"). All
     Information shall remain the property of Discloser or its suppliers and licensors. Information will be returned to Discloser at the termination or expiration of this Agreement. Fiserv specifically agrees that it will not use any non-public personal information about Client's customers in any manner prohibited by Title V of the Gramm-Leach-Bliley Act. Recipient will use the same care and discretion to avoid disclosure of Information as it uses with its own similar information that it does not wish disclosed, but in no event less than a reasonable standard of care. Recipient may only use Information in accordance with the purpose of this Agreement. Recipient may disclose Information to (i) employees and employees of affiliates who have a need to know; and (ii) any other party with Discloser's written consent. Before disclosure to any of the above parties, Recipient will have a written agreement with such party sufficient to require that party to treat Information in accordance with this Agreement. Recipient may disclose Information to the extent required by law. However, Recipient agrees to give Discloser prompt notice so that it may seek a protective order. The provisions of this sub-section survive any termination or expiration of this Agreement.

          (c)  Residuals.  Nothing  contained in this  Agreement  shall restrict
     Recipient from the use of any ideas, concepts, know-how, or techniques contained in Information that are related to Recipient's business activities ("Residuals"), provided that in so doing, Recipient does not breach its obligations under this Section. However, this does not give Recipient the right to disclose the Residuals except as set forth elsewhere in this Agreement.

          (d) Fiserv System. The Fiserv System contains information and computer software that are proprietary and confidential information of Fiserv, its suppliers, and licensors. Client agrees not to attempt to circumvent the devices employed by Fiserv to prevent unauthorized access to the Fiserv System, including, but not limited to, alterations, decompiling, disassembling, modifications, and reverse engineering thereof.

          (e) Information Security. Fiserv shall implement and maintain appropriate measures designed to meet the objectives of the guidelines establishing standards for safeguarding non-public Client customer information as adopted by any federal regulatory agencies having jurisdiction over Client's affairs.

          (f) Confidentiality of this Agreement. Fiserv and Client agree to keep confidential the prices, terms and conditions of this Agreement, without disclosure to third parties.

          7. Regulatory Agencies, Regulations and Legal Requirements. (a) Client Files. Records maintained and produced for Client ("Client Files") may be subject to examination by such Federal, state, or other governmental regulatory agencies as may have jurisdiction over Client's business to the same extent as such records would be subject if maintained by Client on its own premises. Client agrees that Fiserv is authorized to give all reports, summaries, or information contained in or derived from the data or information in Fiserv's possession relating to Client when formally requested to do so by an authorized regulatory or government agency, provided Fiserv (i) notifies Client promptly after Fiserv receives notification of planned examination by federal bank regulatory agencies and
     (ii) to the legal extent allowable, provides a general description of records and information being requested.

          (b) Compliance with Regulatory Requirements. Client agrees to comply with applicable regulatory and legal requirements, including without limitation:

          (i) submitting a copy of this Agreement to the appropriate regulatory agencies prior to the date Services commence;

          (ii) providing adequate notice to the appropriate regulatory agencies of the termination of this Agreement or any material changes in Services;

          (iii) retaining records of its accounts as required by regulatory authorities;

          (iv) obtaining and maintaining, at its own expense, any Fidelity Bond required by any regulatory or governmental agency; and

          (v) maintaining, at its own expense, such casualty and business interruption insurance coverage for loss of records from fire, disaster, or other causes, and taking such precautions regarding the same, as may be required by regulatory authorities.

          8. Warranties. (a) Fiserv Warranties. Fiserv represents and warrants that:

          (i)(A) Services will conform to the specifications set forth in the Exhibits; (B) Fiserv will perform Client's work accurately provided that Client supplies accurate data and information, and follows the procedures described in all Fiserv documentation, notices, and advices; (C) Fiserv personnel will exercise due care in provision of Services; (D) the Fiserv System will comply in all material respects with all applicable Federal and state laws and regulations governing Services as of the Effective Date; beyond the Effective Date, Fiserv shall comply in all material respects with all applicable Federal and state laws and regulations governing Services, the cost for which shall be shared pro rata among same-state clients and Fiserv; (E) the Fiserv System is Year 2000 compliant; (F) no contractual obligations exist that would prevent Fiserv from entering into this Agreement; (G) Fiserv has requisite authority to execute, deliver, and perform this Agreement. In the event of an error or other default caused by Fiserv personnel, systems, or equipment, Fiserv shall promptly correct the data or information and/or reprocess the affected item or report at no additional cost to Client. Client agrees to supply Fiserv with a written request for correction of the error within 7 days after Client's discovery of the error or notification thereof, provided that Client must always notify Fiserv within 7 days after Client reasonably should have known of the error. Work reprocessed due to errors in data supplied by Client, on Client's behalf by a third party, or by Client's failure to follow procedures set forth by Fiserv shall be billed to Client at Fiserv's then current time and material rates, except as set forth in the Exhibits; and (H) the Fiserv System has the capability to perform the functions in the Products and Services Manual dated November 1, 2001 and annexed hereto as Appendix A-4; and
          (ii) it owns or has a license to furnish all equipment or software comprising the Fiserv System. Fiserv shall indemnify Client and hold it harmless against any claim or action that alleges that the Fiserv System use infringes a United States patent, copyright, or other proprietary right of a third party. Client agrees to notify Fiserv promptly of any such claim and grants Fiserv the sole right to control the defense and disposition of all such claims. Client shall provide Fiserv with reasonable cooperation and assistance in the defense of any such claim.

THE WARRANTIES STATED HEREIN ARE LIMITED WARRANTIES AND ARE THE ONLY WARRANTIES MADE BY FISERV. FISERV DOES NOT MAKE, AND CLIENT HEREBY EXPRESSLY WAIVES, ALL OTHER WARRANTIES, INCLUDING WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. THE STATED EXPRESS WARRANTIES ARE IN LIEU OF ALL LIABILITIES OR OBLIGATIONS OF FISERV FOR DAMAGES ARISING OUT OF OR IN CONNECTION WITH THE DELIVERY, USE, OR PERFORMANCE OF FISERV SERVICES.

          (b) Client Warranties. Client represents and warrants that: (i) no contractual obligations exist that would prevent Client from entering into this Agreement; (ii) it has complied with all applicable regulatory requirements; and (iii) Client has requisite authority to execute, deliver, and perform this Agreement. Client shall indemnify and hold harmless Fiserv, its officers, directors, employees, and affiliates against any claims or actions arising out of the use by Client of the Fiserv System in a manner other than that provided in this Agreement.

          9. Limitation of Liability. (a) General. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL, OR CONSEQUENTIAL DAMAGES ARISING UNDER THIS AGREEMENT, REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. NEITHER PARTY MAY ASSERT ANY CLAIM AGAINST THE OTHER PARTY MORE THAN 2 YEARS AFTER SUCH CLAIM ACCRUED. EXCEPT AS RELATES TO SECTION 6, EACH PARTY'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO THIS AGREEMENT SHALL BE LIMITED TO THE TOTAL FEES (EXCLUDING ONE-TIME FEES) PAID OR PAYABLE BY CLIENT TO FISERV FOR THE SERVICES PROVIDED BY FISERV HEREUNDER IN THE 4 MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FISERV'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO THIRD PARTY EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID BY CLIENT FOR THE EQUIPMENT OR SOFTWARE.

          (b) Lost Records. If Client's records or other data submitted for processing are lost or damaged as a result of any failure by Fiserv, its employees, or agents to exercise reasonable care to prevent such loss or damage, Fiserv shall use commercially reasonable best efforts to reproduce such records or data from duplicates or copies provided by Client. To the extent Client is unable to provide such duplicates or copies, Client shall hold Fiserv harmless from any liability or responsibility therefor.

          10. Disaster Recovery. (a) General. Fiserv maintains, and shall during the term of this Agreement continue to maintain, a disaster recovery plan ("Disaster Recovery Plan") for each Service, which plan shall contain timeframes for resumption of service. A "Disaster" shall mean any unplanned interruption of the operations of or inaccessibility to Fiserv's service center in which Fiserv, using reasonable judgment, requires relocation of processing to a recovery location. Fiserv shall notify Client as soon as possible after Fiserv deems a service outage to be a Disaster. Fiserv shall move the processing of Client's standard services to a recovery location as expeditiously as possible and shall coordinate the cut-over to back-up telecommunication facilities with the appropriate carriers. Client shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist Fiserv in implementing the switchover to the recovery location. During a Disaster, optional or on-request services shall be provided by Fiserv only to the extent adequate capacity exists at the recovery location and only after stabilizing the provision of base services.

          (b) Communications. Fiserv shall work with Client to establish a plan for alternative communications in the event of a Disaster.

          (c) Disaster Recovery Test. Fiserv shall test the Disaster Recovery Plan no less than once every calendar year. Client agrees to participate in and assist Fiserv with such test, if requested by Fiserv. Upon Client's request, test results will be made available to Client's management, regulators, auditors, and insurance underwriters promptly after receipt of such request.

          (d) Client Plans. Fiserv agrees to release information necessary to allow Client's development of a disaster recovery plan that operates in concert with the Disaster Recovery Plan.

          (e) No Warranty. Client understands and agrees that the Disaster Recovery Plan is designed to minimize, but not eliminate, risks associated with a Disaster affecting Fiserv's service center(s). Fiserv does not warrant that Fiserv Services will be uninterrupted or error free in the event of a Disaster; Fiserv will use best efforts to perform in accordance with performance standards for the duration of a Disaster, but in no event will Fiserv be held to performance standards or penalties for the duration of a Disaster. Client maintains responsibility for adopting a disaster recovery plan relating to disasters affecting Client's facilities and for securing business interruption insurance or other insurance necessary for Client's protection.

          11. Termination. (a) Material Breach. Except as provided elsewhere in this Section 11, either party may terminate this Agreement in the event of a material breach by the other party not cured within 90 days following written notice stating, with particularity and in reasonable detail, the nature of the claimed breach.

          (b) Failure to Pay. In the event any invoice remains unpaid by Client 30 days after due, or Client, except during the 1 year extension term described in Section 1, deconverts any data or information from the Fiserv System without prior written consent of Fiserv, Fiserv, at its sole option, may terminate this Agreement and/or Client's access to and use of Fiserv Services. Any invoice submitted by Fiserv shall be deemed correct unless Client provides written notice to Fiserv within 30 days of the invoice date specifying the nature of the disagreement.

          (c) Remedies. Remedies contained in this Section 11 are cumulative and are in addition to the other rights and remedies available to either party under this Agreement, by law or otherwise.

          (d) Defaults. If Client:

          (i) defaults in the payment of any sum of money due in Section 11(b);

          (ii) breaches this Agreement in any material respect or otherwise defaults in any material respect in the performance of any of its obligations in Section 11(a); or

          (iii) commits an act of bankruptcy or becomes the subject of any proceeding under the federal Bankruptcy Code or becomes insolvent or if any substantial part of Client's property becomes subject to any levy, seizure, assignment, application, or sale for or by any creditor or governmental agency; then, in any such event, Fiserv may, upon written notice, terminate this Agreement and be entitled to recover from Client as liquidated damages an amount equal to the present value of all payments remaining to be made hereunder for the remainder of the initial term or any renewal term of this Agreement. For purposes of the preceding sentence, present value shall be computed using the "prime" rate (as published in The Wall Street Journal) in effect at the date of termination and "all payments remaining to be made" shall be calculated based on the average bills for the 3 months immediately preceding the date of termination. Client agrees to reimburse Fiserv for any expenses Fiserv may incur, including reasonable attorneys'fees, in taking any of the foregoing actions.

          (e) Defaults. If Fiserv:

          (i) breaches this Agreement in any material respect or otherwise defaults in any material respect in the performance of any of its obligations in Section 11(a); or

          (ii) commits an act of bankruptcy or becomes the subject of any proceeding under the federal Bankruptcy Code or becomes insolvent or if any substantial part of Client's property becomes subject to any levy, seizure, assignment, application, or sale for or by any creditor or governmental agency;

then, in any such event, Client may, upon written notice, terminate this Agreement without the payment of an early termination fee.

          (f) Convenience. Client may terminate this Agreement by paying a termination fee based on the remaining unused term of this Agreement, the amount to be determined by multiplying Client's average monthly invoice for each Fiserv Service received by Client during the preceding 12 months of the term (or if no monthly invoice has been received, the sum of the estimated monthly billing for each Fiserv Service to be received hereunder) by 80% times the remaining months of the term, plus any unamortized conversion fees or third party costs existing on Fiserv's books on the date of termination. Client understands and agrees that Fiserv losses incurred as a result of early termination of the Agreement would be difficult or impossible to calculate as of the effective date of termination since they will vary based on, among other things, the number of clients using the Fiserv System on the date the Agreement terminates. Accordingly, the amount set forth in the first sentence of this subsection represents Client's agreement to pay and Fiserv's agreement to accept as liquidated damages (and not as a penalty) such amount for any such Client termination.

Notwithstanding the foregoing, in the event Client is acquired by another entity, the following early termination fees shall apply:
------------------- ------------------------------------
Acquisition         The  amount  to  be  determined  by
occurs prior to x   multiplying     Client's    average
anniversary of      monthly    invoice    during    the
the Effective Date  preceding   12  months  (or  if  no
                    monthly  invoice has been received,
                    the  sum of the  estimated  monthly
                    billing for each Fiserv  Service to
                    be  received  hereunder)  times the
                    number of months below:
------------------- ------------------------------------
------------------- ------------------------------------
1st anniversary                     24
------------------- ------------------------------------
------------------- ------------------------------------
2nd anniversary                     24
------------------- ------------------------------------
------------------- ------------------------------------
3rd anniversary                     18
------------------- ------------------------------------
------------------- ------------------------------------
4th anniversary                     12
------------------- ------------------------------------
------------------- ------------------------------------
5th anniversary            50% of remaining term
------------------- ------------------------------------

          (g) Return of Data Files. Upon expiration or termination of this Agreement, Fiserv shall furnish to Client such copies of Client Files as Client may request in a Fiserv standard format along with such information and assistance as is reasonable and customary to enable Client to deconvert from the Fiserv System, provided, however, that Client consents and agrees and authorizes Fiserv to retain Client Files until (i) Fiserv is paid in full for (A) all Services provided through the date such Client Files are returned to Client; and (B) any and all other amounts that are due or will become due under this Agreement; (ii) Fiserv is paid its then standard rates for the services necessary to return such Client Files; (iii) if this Agreement is being terminated, Fiserv is paid any applicable termination fee pursuant to subsection (d) or (f) above; and (iv) Client has returned to Fiserv all Fiserv Information. Unless directed by Client in writing to the contrary, Fiserv shall be permitted to destroy Client Files any time after one year from the final use of Client Files for processing.

          (h) Miscellaneous. Client understands and agrees that Client is responsible for the deinstallation and return shipping of any Fiserv-owned equipment located on Client's premises. Upon any expiration or termination of any term of this Agreement, Fiserv shall, at Fiserv's then current rates, give full cooperation and assistance to Client to assure an orderly and efficient transition of the Services to Client or to any third party selected by Client, which cooperation and assistance shall include, but not be limited to transfers of Client Files and customer account information, with any such information or data transfers being in a generally accepted format, such as a text or common delineated format, or in such other format mutually agreed by the parties.

          12. Insurance. Fiserv carries and shall, during the term of this Agreement, continue to carry the following types of insurance policies:

          (i) Comprehensive General Liability in an amount not less than $1 million per occurrence combined single limit for claims arising out of bodily injury and property damage;

          (ii) Commercial Crime covering employee dishonesty in an amount not less than $5 million. Such policy shall be endorsed to cover the interests of Client for potential fidelity losses incurred by the Client as a result of fraudulent actions of Fiserv employees. Client shall be named co-loss payee as their interests may appear on this policy;

          (iii)All-risk property coverage including Extra Expense and Business Income coverage; and

          (iv) Worker's Compensation as mandated or allowed by the laws of the state in which Services are being performed, including $1 million coverage for Employer's Liability.

     Upon request, Fiserv shall provide Client certificates of insurance evidencing such coverage.

          13. Audit. Fiserv employs, and shall during the term of this Agreement continue to employ, an internal auditor responsible for ensuring the integrity of its processing environments and internal controls. In addition, as may be required by law or regulation, Fiserv provides, and shall during the term of this Agreement continue to provide, for periodic independent audits of its operations. Fiserv shall provide Client with a copy of such audits of the Fiserv service center providing Services within a reasonable time after its completion and shall charge each client a fee based on the pro rata cost of such audit. Fiserv shall also provide a copy of such audit to the appropriate regulatory agencies, if any, having jurisdiction over Fiserv's provision of Services. In addition to the foregoing, Client shall have the right to conduct audits upon reasonable advance notice of Back Office Services, and Fiserv and Client shall use their commercially reasonable efforts to resolve any deficiencies disclosed in any such audit. In addition, Fiserv agrees to cooperate with Client in resolving audit deficiencies raised with respect to Services.

          14. General. (a) Binding Agreement. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither this Agreement nor any interest may be sold, assigned, transferred, pledged, or otherwise disposed of by either party, without the other party's prior written consent, which will not be unreasonably withheld. Notwithstanding the foregoing, any Client change of control shall not constitute an assignment. Client agrees that Fiserv may subcontract any Services to be performed hereunder. Any such subcontractors shall be required to comply with all applicable terms and conditions, and no subcontract shall relieve Fiserv of any of its obligations under this Agreement.

          (b) Entire Agreement. This Agreement, including its Exhibits, which are expressly incorporated herein by reference, constitutes the complete and exclusive statement of the agreement between the parties as to the subject matter hereof and supersedes all previous agreements with respect thereto. Modifications of this Agreement must be in writing and signed by duly authorized representatives of the parties. Each party hereby acknowledges that it has not entered into this Agreement in reliance upon any representation made by the other party not embodied herein. In the event any of the provisions of any Exhibit are in conflict with any of the provisions of this Agreement, the terms and provisions of this Agreement shall control unless the Exhibit in question expressly provides that its terms and provisions shall control.

          (c) Severability. If any provision of this Agreement is held to be unenforceable or invalid, the other provisions shall continue in full force and effect.

          (d) Governing Law. This Agreement will be governed by the substantive laws of the State of New York, without reference to provisions relating to conflict of laws. The United Nations Convention of Contracts for the International Sale of Goods shall not apply to this Agreement.

          (e) Force Majeure. Subject to Section 10 above, neither party shall be responsible for delays or failures in performance resulting from acts reasonably beyond the control of that party.

          (f) Notices. Any written notice required or permitted to be given hereunder shall be given by: (i) Registered or Certified Mail, Return Receipt Requested, postage prepaid; (ii) confirmed facsimile; or (iii) nationally recognized courier service to the other party at the addresses listed on the cover page or to such other address or person as a party may designate in writing. All such notices shall be effective upon receipt.

          (g) No Waiver. The failure of either party to insist on strict performance of any of the provisions hereunder shall not be construed as the waiver of any subsequent default of a similar nature.

          (h)  Financial  Statements.   Fiserv  shall  provide  Client  and  the
     appropriate regulatory agencies so requiring a copy of Fiserv, Inc.'s audited consolidated financial statements within 120 days of the end of Fiserv's fiscal year.

          (i) Prevailing Party. The prevailing party in any arbitration, suit, or action brought against the other party to enforce the terms of this Agreement or any rights or obligations hereunder, shall be entitled to receive its reasonable costs, expenses, and attorneys' fees of bringing such arbitration, suit, or action.

          (j) Survival. All rights and obligations of the parties under this Agreement that, by their nature, do not terminate with the expiration or termination of this Agreement shall survive the expiration or termination of this Agreement.

          (k) Exclusivity. Client agrees that Fiserv shall be the sole and exclusive provider of the services that are the subject matter of this Agreement. For purposes of the foregoing, the term "Client" shall include Client affiliates. During the term of this Agreement, Client agrees not to enter into an agreement with any other entity to provide these services (or similar services) without Fiserv's prior written consent provided that such restriction shall not apply during the 6 month period prior to the expiration of any term of this Agreement. If Client is acquired by, or acquires, another entity, the exclusivity provided to Fiserv hereunder shall apply with respect to the level or volume of these services provided immediately prior to the signing of the definitive acquisition agreement relating to such acquisition and shall continue with respect to the level or volume of these services until any termination or expiration of this Agreement.

          (l) Recruitment of Employees. Neither party shall, during the term of this Agreement and for a period of 6 months thereafter, except with the other party's prior written consent, solicit (except pursuant to a general solicitation not targeted toward the other party's employees) any employees of the other party. This restriction shall not apply to any employees who have been notified of impending termination by the other party.

          (m) Publicity. Client and Fiserv shall have the right to make general references about each other publicly and the type of services being provided hereunder to third parties, such as auditors, regulators, financial analysts, and prospective customers and clients. The parties shall mutually agree on a press release relating to the execution of this Agreement. In conjunction with this, the party initiating such release shall give the other party a reasonable opportunity to review and comment on the content thereof prior to its release.





          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized representatives as of the date indicated below.

For Client:                                   For Fiserv:

Trustco Bank, National Association            Fiserv Solutions, Inc.

By: /s/R.T.Cushing                            By: /s/David Santi

Name: R. T. Cushing                           Name:  David Santi
Title: Sr.VP & CFO                            Title: President CBS Outsourcing
Date: 11-14-01                                Date:  11-14-01

                                                                    Exhibit A
                           Account Processing Services



      Client agrees with Fiserv as follows:

          1. Services. Fiserv will provide Client the Account Processing Services ("Account Processing Services") specified in Exhibit A - 1.

          2. Fees. Client shall pay Fiserv fees and other charges for Account Processing Services specified in Exhibit A - 2.

          3. Responsibility for Accounts. Client shall be responsible for balancing its Federal Reserve accounts, correspondent bank accounts and other general ledger accounts each business day and notifying Fiserv promptly of any errors or discrepancies. Fiserv shall be responsible for balancing Client's operating accounts as specified in Exhibit C - 1. Client, directly or indirectly, shall be responsible for balancing its accounts each business day. Client shall be responsible for notifying Fiserv promptly of any errors or discrepancies. Fiserv shall, at its expense, promptly recompute accounts affected by discrepancies solely caused by the Fiserv Systems or provide for another mutually agreeable resolution. Fiserv will use its commercially reasonable efforts to cooperate with Client to correct errors attributable to Client or Client's other third party servicers. Reconstruction of error conditions attributable to Client or to third parties acting on Client's behalf will be done at prevailing rates, except as provided in other Exhibits.

          4. Annual Histories. Fiserv currently maintains, and shall, during the term of this Agreement, continue to maintain, annual histories, where applicable, for its clients. These histories can be used to reconstruct Client Files in an emergency.

          5. Hours of Operation. Account Processing Services will be available for use by Client during standard Fiserv business hours, excluding holidays, as specified in Exhibit A - 3. Account Processing Services may be available during additional hours, during which time Client may use Services at its option and subject to additional charges.

          6. Performance Standards. The Fiserv performance standards for the Account Processing Services are set forth in Exhibit A - 4.

          7. Protection of Data. (a) For the purpose of compliance with applicable government regulations, Fiserv has an operations backup center. Copies of transaction files shall be backed up each business day and shall be maintained by Fiserv off premises in secured vaults.

          (b) Fiserv shall provide systems security utilizing commercially reasonable standards to protect Client Files from unauthorized access in compliance with applicable governmental regulations.

          (c) Upon Client providing access to Client Files through Client's customers' personal computers or voice response system, Client agrees to indemnify and hold harmless Fiserv, its officers, directors, employees, and affiliates against any claims or actions arising out of such access to Client Files or any Fiserv files (including the files of other Fiserv clients) or the Fiserv System or other Fiserv systems, except to the extent that such alleged damage or loss is attributable to Fiserv's failure to meet its security obligations or other obligations under the Agreement.

          8. Processing Priority. Fiserv does not subscribe to any processing priority; all users receive equal processing consideration. Notwithstanding the foregoing, however, Fiserv shall complete its obligations to Client under this Exhibit in compliance with all applicable performance standards.

          9. Forms and Supplies. Client assumes and will pay the charges for all customized forms, supplies, and delivery charges. Custom forms ordered through Fiserv will be subject to a 15% administrative fee for warehousing and inventory control. Forms ordered by Client and warehoused at Fiserv will be subject to the administrative fee set forth in Exhibit A - 2.

          10. Regulatory Supervision. By entering into this Agreement, Fiserv agrees that regulatory agencies having authority over Client's operations shall have the authority and responsibility provided to the regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C) relating to services performed by contract or otherwise.

                                                                 Exhibit A - 1
                           Account Processing Services

Fiserv Responsibilities

      Fiserv will provide Client with the following Account Processing Services:

Base Services:
..     Account Analysis
..     ACH Processing
..     ATM Card Management and Transaction Authorization
..     Audit Confirmations
..     Account Reconciliation
..     Auto Transfers
..     Bulk File Processing - Statement
..     Certificates of Deposits, including notices, checks, etc.
..     Commercial Loans
..     Combined Statements
..     Consumer Loans
..     Custom Statement Formats
..     Customer Information File (CIF)
..     Demand Deposit Accounting
..     Financial Management System (G/L) - up to 6 separate G/L Chart of Accounts
..     Host Disaster Recovery Back Up
..     Investor Reporting, Midanet and Laser Interface
..     Lines of Credit
..     Loan Collections Subsystem
..     Mortgage Loans/Participations
..     NOW Reclassification (Reserve Reallocation) Subsystem
..     On-line NSF/OD Return Processing
..     Query Report Writer
..     Retirement Processing
..     Release Installation
..     Savings Account Processing
..     Service Charge Modeling
..     Sweep Accounting
..     Tape (NCP Format) Generation for Coupon Books (Weekly)
..     Tape (TRW) Format Generation for Credit Bureau (Monthly)
..     Time Subsystem
..     Chargeback Subsystem and Customer Notices
..     Thompson OFAC
..     1099 and 1098 Processing

Interfaces included with Base Services:
..     ATM PBF to Midwest Payment Systems
..     Electronic Banking Batch Download
..     Other interfaces and file transmissions as detailed and attached hereto as Appendix A - 1.

Network Support Services:
..     T1 line between Fiserv's account processing center and Client's primary banking location.
..     Telecommunications Services as described in Exhibit A-2

Conversion / Implementation Services:
..     Initial conversion/implementation will be provided as specified in
      Exhibit D - 1.

Training:
..     Initial training provided as part of Conversion/Implementation Services,
..     as specified in Exhibit D - 1. On-going training, whether classroom, seminar, or customized will be provided upon Client's request at Fiserv's then current rates.

Help Desk Services:
..     Staffing and maintenance to undertake  investigations,  inquiries,  and problem resolution associated with the Account Processing Services software following conversion.
      Applications support personnel will be available to assist and support Client's support services staff.

Client Responsibilities

      Client will be responsible for the following activities:

Personnel:
..     Project lead necessary to manage the Client responsibilities in the
      Conversion/Implementation Services.
..     Staff necessary to assist in Conversion Services.
..     Staffing necessary to undertake investigations, inquiries, and problem resolution associated with the Account Processing Services software prior to conversion.
..     Courier services for delivery of data during conversion.

Third Party Software:
..     Evaluation,  selection,  licensing, and procurement of maintenance for third party application software (to be operated by Fiserv on Client's behalf) as mutually agreed by Fiserv and Client.
..     Obtain any necessary consents to utilize third party software licensed to
      Client prior to use by Fiserv, which consents shall be provided to Fiserv (the obtaining of such consents shall be a condition precedent to performance by Fiserv of its obligations).
..     Advising Fiserv of any connections,  upgrades, or enhancements that become available from third party vendors so that they may be installed on a mutually agreeable schedule and in accordance with the third party vendor's recommended time schedule.

                                                                  Exhibit A - 2
                        Account Processing Services Fees

Fiserv will provide Client the following Account Processing Services at the fees and prices indicated:

The Fiserv Administrative Fee will be applied in accordance with Section 3(b) of the Agreement and will not be assessed against Base Services Fees: * %



                                         Base Services

----------------------------------------- ------------- -----------------------
     Account Processing       Quantity    One-Time Fees  Estimated Monthly Fees
       Services Fees
------------------------------------------- ------------- -----------------
------------------------------------------- ------------- -----------------
Conversion/Implementation                        *               NA
        /Training
------------------------------------------- ------------- -----------------
------------------------------------------- ------------- -----------------
Base Services: */                *              NA            $  *
 Open Accounts1
    Discount1                                                 ($ *)

------------------------------------------- ------------- -----------------
------------------------------------------- ------------- -----------------

------------------------------------------- ------------- -----------------
------------------------------------------- ------------- -----------------
Total Estimated Base Services Fees             $  *          $  *
------------------------------------------- ------------- -----------------

The initial monthly Base Services Fee will begin on the date Account Processing Base Services are provided. The monthly Base Services fee will be fixed annually and allow up to * % account growth within that year for no additional fees. The fixed fee will be recalculated annually each March 31 for that year (beginning March 31, 2003) and determined by multiplying the total open accounts by $ * (adjusted each year by the Annual Increase as provided herein), less the discount of $* (adjusted each year by the Annual Increase as provided herein). Each month, any growth in the number of accounts within each year beyond *% will be charged at the per account rates as defined above. Any acquisitions by Client, that result in a change in the number of accounts being processed by Fiserv, may result in a recalculation of the fixed fee.

                                      Other Products/Services



  ------------------------------------------------------- ---------- ---------------- ---------------
                      Other Services                      Quantity    One-Time Fee     Monthly Fee
  ------------------------------------------------------- ---------- ---------------- ---------------
  ------------------------------------------------------- ---------- ---------------- ---------------
   eCash Management - Corporate Internet Banking System       *              $*            $*
  Discount                                                                                ($*)
  ------------------------------------------------------- ---------- ---------------- ---------------
  ------------------------------------------------------- ---------- ---------------- ---------------

  ------------------------------------------------------- ---------- ---------------- ---------------
  ------------------------------------------------------- ---------- ---------------- ---------------
      Total Estimated Fees                                                   $*            $*
  ------------------------------------------------------- ---------- ---------------- ---------------

Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                   Telecommunications Services
Description of Services:
A. Configure Motorola routers located at the Arlington Heights Data Center, Client Data Center, Utica IP Center, and at the Fiserv Disaster
      Recovery Vendor.
B. Configure CheckPoint FW-1 and Nokia IP330 appliance to be installed at the Arlington Heights Data Center, and Fiserv Disaster Recovery Vendor, assuming * usable IP address license.
C.    Configure new VLAN on 6509 catalyst switch.
D.    Order, track all equipment and circuits.
E.    Set up, house, and wire all Host equipment.
F.    Manage Network to include the following only:
      .     *
      .     *
      .     *
      .     *
      .     *
      .     *

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.


  ----------------------------------------------------- ----------- -------------- ------------- --------------
                      Description                        Quantity     Equipment    Installation   Monthly Fee
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Purchase and configure Nokia IP330 CheckPoint FW1         *         $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Nokia IP330- Implementation Maintenance, Management       *                        $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Motorola routers- Purchase, Installation                  *         $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Motorola Routers- Implementation, Maintenance             *                        $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Motorola Routers Management                               *                                       $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Wiring, infrastructure & switch access in AH              *                        $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Circuits (See Appendix A-3 for circuit inventory)         *                        $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  Circuit Management, Network Design Fee                    *                        $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------
  ----------------------------------------------------- ----------- -------------- ------------- --------------
      Total Estimated Fees                                            $ *            $ *            $ *
  ----------------------------------------------------- ----------- -------------- ------------- --------------

1) Any transportation costs of delivery of equipment to the Installation Site shall be itemized on Fiserv's invoice and shall be paid by Client.

2) Firewall software and maintenance costs will vary based on actual concurrent IP address users as determined with Client.

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

Quoted *user license is the minimum.


  -------------------------------------- ----------------- ----------------
      Telecommunications Services           One-Time Fee      Monthly Fee
  ------------------------------------------------------- -----------------
  ------------------------------------------------------- -----------------
  Estimated Telecommunications Fees          $*                   $*
  ------------------------------------------------------- -----------------
  ------------------------------------------------------- -----------------

  ------------------------------------------------------- -----------------
  ------------------------------------------------------- -----------------
      Total Estimated Fees                   $*                   $*
  ------------------------------------------------------- -----------------

The pricing of the monthly fee for telecommunications services is subject to change based on changes made to the configuration and/or changes in rates from third party providers. Client's obligation to pay any increase in such monthly fee shall be subject to its prior receipt from Fiserv of appropriate materials documenting any such change in configuration or third-party provider rate changes. Fiserv shall not implement any change in configuration without Client's prior written approval.

Fees for Telecommunications Services and associated equipment will be due upon successful installation.


  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                  Exhibit A - 3
                                 Hours of Operation

     The Fiserv Account Processing Center will be in operation for on-line Account Processing Services in accordance with the following:

      Monday                 7:00 A.M. - 8:00 P.M.
      Tuesday                7:00 A.M. - 8:00 P.M.
      Wednesday              7:00 A.M. - 8:00 P.M.
      Thursday               7:00 A.M. - 8:00 P.M.
      Friday                 7:00 A.M. - 8:00 P.M.
      Saturday               7:00 A.M. - 5:00 P.M.

     All times stated are Eastern Time. The Fiserv Account Processing Center will observe national holidays observed by the Federal Reserve System and will be closed for on-line operations on such holidays.

                                                                 Exhibit A - 4
                              Performance Standards



     A. On-Line Availability. Fiserv's standard of performance shall be on-line availability of the Fiserv System (exclusive of telecommunications and terminals) by 7:00 am Eastern Time 98% of the time and by 9:00 am Eastern Time 99% of the time that it is scheduled to be so available over any period of 3 consecutive months ("Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours that the Fiserv System was scheduled to be operational on an on-line basis exclusive of preventive maintenance and scheduled maintenance with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Preventive maintenance will not be scheduled during normal online processing hours. Fiserv reserves the right to perform emergency maintenance on mission critical equipment during on-line processing hours. Downtime caused by reasons beyond Fiserv's control will not be considered in the statistics.

     B. Report Availability. Fiserv's standard of performance for report availability shall be that, over a Measurement Period, 95% of all Critical Daily Information shall be available for remote printing or dispatch to the courier on time without significant errors. Critical Daily Information shall mean priority group reports that Fiserv and Client mutually agree in writing are necessary to account properly for the previous day's activity and properly notify Client of overdraft, NSF, teller differences exception report, or return items. The agreed upon Critical Daily Information shall be listed on an exhibit attached to the final conversion plan. On time delivery for Critical Daily Information shall be 7:00 am Eastern Time if delivered to Client's remote print facility and 8:30 am Eastern Time if delivered to Client by courier. A significant error is one that impacts Client's ability to account properly for the previous day's activity and/or account properly for overdraft, NSF, teller differences exception report, or return items. Actual performance will be calculated monthly by comparing the total number of reports scheduled to be available from Fiserv to the number of reports that were available on time and without error.

     C. Response Time. Fiserv's standard of performance for response time shall be that the daily response time for 98% of transactions shall be to provide sub-second response time within the AS/400. Fiserv will log and retain a record of response time maintaining appropriate analytical reports. Fiserv will work with Client and third party vendors to ensure commercially reasonable response time.

     D. Client Inquiries. All Client inquiries will be acknowledged by Fiserv within an average time of 1 hour of request. A plan for resolution of the inquiry will be completed by Fiserv within 24 hours of the inquiry unless a mutually agreeable time is accepted by Fiserv and Client.

     E. Fiserv will monitor the T-1 between Fiserv and Client and will notify provider/vendor and Client immediately of any degradation or outage detected.

     F. Penalties Resulting in Right to Terminate. Fiserv agrees that for the events described in this Section, Client shall have the right to terminate the Agreement for material breach without payment of any early termination fees. These provisions shall commence 30 days following the commencement of the applicable Services. In the event Client elects to terminate for reasons described below, Client agrees to notify Fiserv in writing within 2 weeks of the event of its intention to do so. If Client fails to provide such notification, Client thereby waives its right to terminate for such event.

          (i) If Fiserv receives a qualified opinion from its independent auditing firm, not cured within 90 days, it shall be deemed a material breach pursuant to Section 11(a) of the Agreement without the requirement of notice. (ii)In the event that the Fiserv system is not on-line and available at 9:00am Eastern Time for a duration of at least 30 minutes, more than 12 times in any 12 consecutive month period due to reasons within Fiserv's control, it shall be deemed a material breach pursuant to Section 11(a) of the Agreement without regard to the 90-day cure period. (iii) Fiserv will provide reports and queries including but not limited to those identified in Appendix A - 2 for regulatory reporting purposes by the 5th of each month following month end. Failure by Fiserv, more than once per 12 consecutive month period, to provide these reports by the 10th of each month, or within at least one business day prior to the filing deadline, whichever is later, shall be deemed a material breach pursuant to Section 11(a) of the Agreement without regard to the 90-day cure period, provided that in the event Client does not have all information from Fiserv necessary to make regulatory filings by the 6th business day following month end, Client will immediately so notify Fiserv senior management in writing. In the event Client fails to make such notification, Client will not have the right to terminate the agreement for such event.

     G. Penalties Resulting in Credit to Fees. Fiserv agrees to credit Client fees as penalties due to performance failures by Fiserv as outlined in this Section, which credits shall not exceed $10,000 in any given month. These provisions shall commence 30 days following the commencement of the applicable Services.

          (i) In the event that the Fiserv system is not on-line and available at 8:30 am Eastern Time for a duration of at least 30 minutes due to reasons within Fiserv's control more than 2 times during any 12 consecutive month period, Client will be credited $1,000 for each hour beyond the 30 minute duration of system unavailability. (ii)In the event that the Fiserv system is not on-line and available at 9:00 am Eastern Time for a duration of at least 30 minutes due to reasons within Fiserv's control more than 2 times during any 12 consecutive month period, Client will be credited $1,000 for each hour beyond the 30 minute duration of system unavailability. (iii) Fiserv shall provide a Positive Balance File each day (Tuesday through Saturday) for the Client's ATM system, as well as a Balance File to be used for both the VRU and Internet banking systems. If any or all of such files are not available for receipt by Client by 11:00 am Eastern Time more than 2 times during any 12 consecutive month period, and the reason for such is within Fiserv's control, Client will be credited $1,000 per hour for each hour after 11:00 am Eastern Time for which any or all files are not available.

     H. Performance Standards Reports. Within 15 days after the end of each calendar month, Fiserv shall transmit to Client via e-mail an appropriately detailed statement in a format mutually agreed by Client and Fiserv, which shall include (1)~a report, for the most recently ended calendar month, the then-current Measurement Period-to-date (if applicable), and the then-current calendar year-to-date, detailing Fiserv's compliance with the performance standards set forth in this Exhibit and (2)~such other reports as Client may reasonably request.

                                                             *  Appendix A - 1



  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                 Appendix A - 2

                             Regulatory Report Data

  ITEM                       SCHEDULE NAME                        PROGRAM          REPORT            QUERY
   NBR                                                              NAME            NBR               NAME
          SCHEDULE RI: Income Statement                                  *             *                 *
    1     General Ledger - Profit and Loss
          (User-defined report)
    2     Loan Type Summary - By Branch
          Loan Type Summary
          Loan Type Summary - By Branch Detail
    3     TA System: Type Summary Report
          [TA Accounts must be properly set up in CF]
    4     TM System: Type Summary Report
          [TM Accounts must be properly set up in CF]

          SCHEDULE RI-A: Changes in Equity Capital
    1     General Ledger - Capital
          (User-defined report)
    2     General Ledger - Undivided Profit
          (User-defined report)

          SCHEDULE RI-B: Charge-Offs and Recoveries
                            and Changes in Allowance for Loan
                            and Lease Losses:
    1     Charge Off / Repossession Listing
    2     General Ledger: Detail Activity

          SCHEDULE RI-E: Explanations
    1     General Ledger

          SCHEDULE RC: Balancing
    1     General Ledger-Statement of Condition
          (User-defined)
    2     TA System: Type Summary Report
          [TA Major Groupings must be properly set up in CF]
    3     TM System: Type Summary Report
          [TM Major Groupings must be properly set up in CF]

          SCHEDULE RC-A: Cash and Balances Due
           (033 Only)           from Depository Institutions
    1     General Ledger-Statement of Condition
          (User-defined)

          SCHEDULE RC-B: Securities
    1     General Ledger-Statement of Condition
          (User-defined)
    2     Securities Aging Report
          (if applicable)
    3     Third Party Vendor or Bond Portfolio

          SCHEDULE RC-C: Loans and Lease Financing
                                      Receivables
    1     FDIC Call Report
          [Loans must be defined with the correct FDIC Code]
    2     Repricing by Major Type [Must run report on 1st of
          mth]
    3     Loan Rate Analysis

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.


          SCHEDULE RC-E: Deposit Liabilities      *    *    *
    1     General Ledger-Statement of Condition
          (User-defined)
    2     Public Funds Listing
    3     Public Funds Listing
    4     CD's 100,000 and Over
    5     Maturity Analysis
    6     Type Summary Report

          SCHEDULE RC-F: Other Assets
    1     General Ledger-Statement of Condition
          (User-defined)

          SCHEDULE RC-G: Other Liabilities
    1     General Ledger-Statement of Condition
          (User-defined)

          SCHEDULE RC-K: Quarterly Averages
    1     Average Balance Report     [after month end is
          closed]

          SCHEDULE RC-L: Off-Balance Sheet Items
    1     Credit Line / Commitment Report
    2     Commitment Report
    3     Query - Collateral/Loan Type Totals
          [FDIC Collateral Codes Totals]
    4     Query - Loan Type Totals       [Unused Commitments]

          SCHEDULE RC-M: Memoranda
    1     General Ledger-Statement of Condition
          (User-defined)
    2     Loans to Directors, Officers, Employees
    3     Loan Recap - By Branch
          Loan Recap - By Type
    4     Loan Recap - By Branch - Participations
          Loan Recap - By Type - Participations
    5     Investor Loan
          Register                                 [or Query]

          SCHEDULE RC-N: Past Due and Non-accrual Loans,
                                      Leases and Other Assets
    1     Delinquent Notes Report - Bank Summary
    2     Non-Accrual Report
    3     Query - Overdrawn Accounts/Last Deposit 30 Days or
          More

          SCHEDULE RC-O: Other Data for Deposit Insurance
                                      and FICO Assessments
    1     Posting Reject Journal
    2     General Ledger-Statement of Condition
          (User-defined)
    3     Queries - Balance Totals And Count Total for
           Under $100,000 and $100,000 and more
           [DDA, Savings, CD's, IRA's and Keogh's]





  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.



          SCHEDULE RC-R: Regulatory Capital       *               *                *
    1     Query - Revolving Open End Lines
          [FDIC Code=125, Collateral Code=80,85]
    2     Query - Product Type for 1-4 Year Remaining Maturity
          [FDIC Code=90,220]
    3     Query - Risk Base for 1-4 Units Jr 1st Held at Bank
          [Collateral Code=85]



  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                                                   Appendix A - 3

                                Circuit Inventory


     ------------------------ ----------------------------------------------------------- --------------------
             Vendor                                  Description                               Quantity
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
               SBC                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------
     ------------------------ ----------------------------------------------------------- --------------------
              AT&T                             *                                                    *
     ------------------------ ----------------------------------------------------------- --------------------


  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                               Appendix A - 4

               Products and Services Manual dated November 1, 2001
                                (Attached hereto)

                                                                     Exhibit B
                            Item Processing Services



      Client agrees with Fiserv as follows:

     1. Services. Fiserv will provide Client the Item Processing Services ("Item Processing Services") specified in Exhibit B - 1.

     2. Due Diligence. (a) All necessary information concerning Client's requirements for Item Processing Services shall be set forth in a business assumptions list (the "Business Requirements List" as described in Exhibit D of this Agreement), which Fiserv and Client shall complete together prior to Fiserv rendering Item Processing Services hereunder.

     (b) Client acknowledges that Fiserv has relied on the information contained in the Business Requirements List in determining pricing and performance levels for the Item Processing Services. In the event of an acquisition or other reason causing or resulting in material change(s) in the actual volumes, types of items, and delivery times for work received from Client, as compared to the Business Requirements List, Fiserv shall have the right to adjust its fees pursuant to Exhibit B - 2 and/or performance standards accordingly upon 30 days' notice to Client.

     3. Fees. Client shall pay Fiserv the fees and other charges for the Item Processing Services specified in Exhibit B - 1. Fees listed in Exhibit B - 2 are valid for item processing services and locations that Client contracts for as of the Effective Date. If Client wishes to obtain additional services and/or use additional locations from Fiserv during the term of the Agreement, Fiserv fees and services available therefor will be quoted to Client upon request. Fiserv agrees to give at least 30 days' notice to Client of any changes in the rules and procedures established for processing items, unless such changes are caused by changes made by the Federal Reserve System or otherwise beyond Fiserv's control, not permitting Fiserv to give such advance notice. Fiserv reserves the right to make such changes to the Exhibits without notice as may be necessary to cover any increases in Federal Reserve System costs and charges or in other costs and charges beyond Fiserv's control, including changes required by applicable law or regulatory activity.

     4. Performance Standards. Fiserv will perform the Item Processing Services in accordance with the performance standards specified in Exhibit B - 3 (the "Performance Standards"), subject to Client meeting its performance obligations as set forth in Exhibits B - 1 and B - 3.

     5. No Fiduciary Relationship. Fiserv shall perform such Item Processing Services for which Fiserv shall subscribe as agent of Client, and Fiserv shall not have by reason of this Agreement a fiduciary relationship with respect to Client.

     6. Lost, Destroyed, and Misplaced Items. Fiserv assumes no liability for any item lost, destroyed, or misplaced while in transit before the item physically arrives at the premises of Fiserv and is received by Fiserv. In the event any items are lost, destroyed, or misplaced, and such event is not due to negligence or misconduct by Fiserv, Fiserv shall be liable only for reasonable reconstruction costs of such items. In no event shall Fiserv be liable for the face value of any lost or missing item(s).

     7. Governmental Regulation. This Exhibit shall be governed by and is subject to: the applicable laws, regulations, rules, terms and conditions, as presently in effect or hereafter amended or adopted, of the United States of America, Federal Reserve Board, Federal Reserve Banks, Federal Housing Finance Board, and any other governmental agency or instrumentality having jurisdiction over the subject matter of this Exhibit. Client agrees to abide by such requirements and to execute and deliver such agreements, documents, or other forms as may be necessary to comply with the provisions hereof, including, without limitation, agreements to establish Fiserv as Client's Agent for purposes of delivery of items processed hereunder from or to the Federal Reserve Banks. Any such agreements shall be made a part of this Agreement and are incorporated herein. A change or termination of such laws, regulations, rules, terms, conditions, and agreements shall constitute, respectively, a change or termination as to this Exhibit, of which Fiserv shall notify Client. Client data and records shall be subject to regulation and examination by government supervisory agencies to the same extent as if such information were on Client's premises. Fiserv shall notify Client of such examination promptly upon Fiserv's receipt of notification of examination.

     8. Client Responsibilities. Client shall submit all items to Fiserv and otherwise comply with all Client obligations in accordance with the requirements set forth in Exhibit B - 1. Client shall maintain adequate supporting materials (i.e. copies of items, records, and other data supplied to Fiserv) of items that the Client receives over the counter or any items delivered directly to the Client. To the extent Client is unable to provide such duplicates or copies, Client shall hold Fiserv harmless from any liability or responsibility therefor. Client shall provide written notice of confirmation and/or verification of any instructions given by Client, its agents, employees, officers, or directors to Fiserv in connection with Fiserv's provision of Item Processing Services. Client shall be responsible for balancing its accounts (Federal Reserve accounts, correspondent bank accounts and other general ledger accounts) each business day and notifying Fiserv promptly of any errors or discrepancies. Fiserv shall be responsible for balancing Client's operating accounts as specified in Exhibit C
- 1. In the event Fiserv discovers an error or defect, Fiserv is authorized, in its sole discretion, to correct any such error or defect and to make any adjustments in order to correct such error or defect.

     9. Definition of Item. An item is defined as all checks and other documents presented to Fiserv for processing, transactional entries generated by Client, such as teller cash tickets, general ledger entries, loan entries and all control documents such as batch tickets.

     10. Courier Services. Client and Fiserv will arrange for appropriate courier services to accomplish all processes in required timeframes. Fiserv will bear the cost of trips between Fiserv and the Utica, NY RCPC and the Utica Exchange of the Albany clearinghouse. Client will be responsible for all other courier costs.

                                                                 Exhibit B - 1
                     Item Processing Description of Services



1. Proof.  On each business day (excluding  Saturdays,  Sundays,  and holidays),
   Client will deliver to Fiserv Processing Center, checks and other items deposited to accounts with Client in accordance with the following schedule (Eastern Time):

..     Work coming in on Mondays or after holidays, Fiserv requires 2 deliveries:
                5:00pm - 40%
                8:00pm - 60%
..     Work coming in on other days, Fiserv requires 2 deliveries:
                5:00pm - 30%
                8:00pm - 70%

Fiserv will prove all work presented. If a branch sends an out-of-balance situation, Client must cooperate and participate with Fiserv to correct such situation.

     a. Client will provide for a courier, to pick up and deliver all work between Client and Fiserv. The Fiserv operations center is located in Utica, NY. If Fiserv has not received the items from Client locations by the agreed upon delivery times, Fiserv will use its best efforts to process all work on the same day received to meet Performance Standards designated in B-4, but will not be subject to any penalties associated with such standards. Fiserv will contact Client's after-hours contact and apprise said contact of the situation. Client agrees to provide an after-hours contact and update that contact should there be any change in Client personnel.

     b. Client agrees to MICR encode documents to meet Fiserv requirements (ABA and Account Numbers and Tran-codes). Fiserv shall review Client's MICR coding to determine compliance with such requirements in the event that Client changes its procedures due to acquisition or otherwise.

     c. Client agrees that all transactional entries, involving tellers' cash tickets, general ledger entries, or loan entries shall be in balance. Fiserv may return to Fiserv's Back Office any transactional entries that are not in balance without being subject to performance standards contained in Exhibit B - 3.

     d. Client agrees to segregate all over-the-counter items into batches not to exceed 3" in depth. Fiserv requires Client to segregate all items by type (i.e., single deposit items batched separately from multiple deposit items), and to provide a total for each single batch.

     e. From the items submitted to Fiserv, Fiserv shall retrieve such "on-us" information as may be necessary for the proper accounting of the items and shall transmit this information, through telephone lines or by such other means as Fiserv may, from time to time, deem appropriate to Client's data processor (which will be Fiserv after Conversion/Implementation/Training noted in Exhibits D - 1 and D - 2, but may change thereafter) for data processing.

     f. Client authorizes Fiserv to create ledger holdover entries, deposit corrections, or such other entries to balance transactions, as may be necessary to the efficient processing of the items.

     g. After Fiserv has completed the process of retrieving and transmitting to Client's data processor (which will be Fiserv after Conversion/ Implementation/Training noted in Exhibit D - 1 and D - 2, but may change thereafter) the information necessary for data processing, all over-the-counter items not drawn against Client shall be forwarded for collection to such correspondent banks as Client may designate from time to time in writing to Fiserv.

     h. All items drawn against Client and those items internally generated shall be returned to Fiserv Back Office or held by Fiserv in accordance with Client's written instructions.

2. Encoding Fiserv will encode the dollar amount on all items needing encoding and presented to Fiserv as part of the Proof function described above. Fiserv may encode additional fields, such as account numbers, deposit ticket totals, or other items as specified by Client. Any such encoding will be according to terms agreed to by Fiserv. In no event will Fiserv be liable for losses to Client due to encoding errors if Client has not satisfied all of its obligations set forth in Section 1 above. Should Fiserv's encoding services fail to meet the performance standard for proof of deposit set forth in Exhibit B - 3, and Client incurs a potential loss due to an encoding error, Client shall use its best efforts to collect the amount in question from its customer (including without limitation, commencing legal action against the customer, obtaining a judgment, and attempting collection efforts based on said judgment) prior to submitting a claim for damages to Fiserv.

3. Exception Item Processing. Fiserv will either reject or pay items listed in accordance with written instructions, by Client's authorized officer or employee by 12:00 pm Eastern Time through the NSF On-line decision support system. The name of Client's officer or employee giving such instruction shall be noted on the item or on such other record as Fiserv may establish, together with the nature of the instruction. If Client has not instructed Fiserv regarding the disposition of any exception item drawn against Client by the agreed upon time each day, then Fiserv shall return it through the presentment chain to the depository bank or institution. Instructions to Fiserv on disposition of items that are received after the agreed upon deadline or are changed can result in a late charge. Should Fiserv's exception item processing fail to meet the performance standard for exception item processing set forth in Exhibit B - 3, and Client incurs a potential loss due to an error, Client shall use its best efforts to collect the amount in question from its customer (including without limitation, commencing legal action against the customer, obtaining a judgment, and attempting collection efforts based on said judgment) prior to submitting a claim for damages to Fiserv.

4. Statement Rendition. All checks, drafts, and other orders for the payment of money drawn against accounts at Client that are to be stored by Fiserv, will be retained by Fiserv until the end of each Client's checking account cycle. The items will be sorted, filed with the monthly statement, and mailed to the depositor. Fiserv shall have statements printed according to predefined cycles and print classes. Statement enclosure counts will be accurately and clearly reported in the top fold of the statement. Fiserv will apply proper postage, which will be pre-paid monthly (or as agreed upon by Client and Fiserv) on an estimated basis by Client, provided, however, that Fiserv has used commercially reasonable efforts to obtain the lowest possible postal rates. Client recognizes that presort processing fees may be incurred.

5. Inclearings. Client authorizes Fiserv to receive its inclearing items daily from the Federal Reserve Bank. Fiserv will balance the inclearing items to their Cash Letters, capture the items on magnetic media, microfilm or image scan and transmit the account information to Client's data processor (which will be Fiserv after Conversion/Implementation/Training noted in Exhibit D - 1 and D - 2, but may change thereafter). Fiserv will also pull out for further handling the appropriate items for exception handling or scrutinizing, and deliver the items to bulk file storage or to Client for further processing.

6. Courier Service. The parties hereto acknowledge that it will be necessary to make arrangements for the transport of items, records, and other data from Client to Fiserv and from the Federal Reserve or Correspondent bank to Fiserv. After Fiserv has provided the Item Processing Services, selected items, records, and data must be transported from Fiserv to Client. The parties further acknowledge that the cost of such transportation shall be the sole responsibility of Client.

     a. Client has the right to make provision for its own courier service to provide the needed transportation as set forth in subsection 1.a. above. Should Client not make provision for such courier service, or should Client request that Fiserv make arrangements for such courier service, then Fiserv, for the benefit of Client, shall make arrangements for such a courier service. Client must notify Fiserv to provide such courier service no less than 30 days prior to the date that Fiserv is to begin providing Item Processing Services.

     b. Client shall pay Fiserv for any and all charges, expenses, or costs incurred by Fiserv in contracting for said courier service, as set forth in Exhibit B - 2.

     c. Client understands and agrees that Fiserv shall not have or assume any liability or responsibility for such items, records, or data until they reach Fiserv's control and that Fiserv shall have no further responsibility or liability for them after they leave Fiserv control.

     d. The courier service shall at all times be deemed Client's independent contractor, and shall not, at any time or under any circumstances, be deemed Fiserv's agent or employee, regardless of whether said courier service, at any pertinent time herein, is affiliated with or employed by Fiserv.

     e. Fiserv will monitor and track deliveries for Client. Should a delivery be missing, Fiserv will notify Client through appropriate channels. Should there be any dispute as to the proper delivery of any records, Fiserv's records of delivery will be accepted as the undisputed record of delivery.

7. Conversion Services. Fiserv will provide conversion services based on the information provided by Client during the due diligence process, information obtained after the Effective Date, or any future amendment to this Agreement, and prior to the Implementation Services in Exhibit D - 2 or in a subsequent Exhibit D - n. Following Client's initial conversion to Fiserv Services, any additional requests to change existing services or processes (excluding extraordinary items) will be submitted to Fiserv at least 30 days prior to the required implementation date. An estimate for the additional conversion services will be provided. The implementation time for the conversion will be delayed if Client requires more than 3 days to approve or decline the conversion estimate. Client also acknowledges that Fiserv must approve any changes to the MICR line and/or Account Number structure for Client prior to proceeding with a conversion. Fiserv will make every reasonable attempt to convert new MICR line and/or Account Number structures. Client agrees to eliminate any non-standard MICR line and/or Account number structure as identified during the due diligence process for this Agreement or any future addendum to this Agreement from its daily capture service within 120 days after the initial conversion date. Client acknowledges that Fiserv may elect to charge a fee such as the Special Statements Fee listed in Exhibit B - 2, for all non-standard items processed in the service. Client acknowledges that Fiserv may not be able to achieve the stated performance standards on accounts, transactions, or services involving non-standard MICR lines and/or Account Number structures. In the event that the Account Number appearing on the statement does not equal the Account Number on the MICR line, Fiserv will not be responsible for any performance standards relating to statement preparation and rendition.

Initial Client conversion is based on the Business Requirements List obtained during the due diligence process. This work includes all inclearings, POD, and bulk file sort pattern. In addition, it includes a single extraction program to support the transmission of a daily inclearings and POD file to a host site for processing. Sort specifications will be developed in support of statement rendition services. Standard reporting will be provided to Client to include a daily transaction report sorted in transaction and account order, recaps of transmissions and Cash Letters, and a daily cash report if required.

8. Research Services. Fiserv will provide research and photocopy services upon request by Client. Upon receipt from Client of a request for subpoena work or other significant or voluminous research work, Fiserv will attempt to provide Client with an estimate of the time required and corresponding cost to complete the request prior to commencing the research services.

                                                                 Exhibit B - 2
                          Item Processing Services Fees

Fiserv will provide Client with the Item Processing Services for the following fees and prices indicated:

The Fiserv Administrative Fee (excluding postage) will be applied in accordance with Section 3(b) of the Agreement and will not be assessed on the items/unit fees below, except as expressly set forth below: * %


  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                             MONTHLY FEES

------------------------------------------------------------ --------------------- ----------------------------------
                   Item Processing Fees                         One-Time Fees           Estimated Monthly Fees
------------------------------------------------------------ --------------------- ----------------------------------
------------------------------------------------------------ --------------------- ----------------------------------
Conversion/Implementation/Training                                $*                                  NA
------------------------------------------------------------ --------------------- ----------------------------------
------------------------------------------------------------ --------------------- ----------------------------------
Base Services 2                                                    NA                                 $*
------------------------------------------------------------ --------------------- ----------------------------------
------------------------------------------------------------ --------------------- ----------------------------------

------------------------------------------------------------ --------------------- ----------------------------------
------------------------------------------------------------ --------------------- ----------------------------------
    Total Item Processing Fees                                    $*                                  $*
------------------------------------------------------------ --------------------- ----------------------------------

The initial monthly Item Processing Base Services fixed fee is based upon the Fiserv unit fees noted below extended by the volumes provided by the Client, estimated to be $* , and will begin on the date Item Processing Services are provided. At the end of the first 3 full months processing, the average of the actual monthly volumes times the Fiserv unit fees noted below will be used to establish a new fixed fee. Any differentials between actual fee calculations
and $*        will be subject to  settlement.  The fixed fee for each  following year will be recalculated on March 31 and will be based upon the previous 6 months' average transaction volumes times the Fiserv unit fees noted below, times the Annual Increase as provided herein. Each month, any growth in volume of items processed beyond 1 *% of the prior year's last 6 months average transaction volumes will be charged at the per item rates as noted below. Any acquisitions by Client, which result in a change in the number of accounts/items being processed by Fiserv, may result in a recalculation of the fixed fee.


                               PER ITEM/UNIT FEES

I.  Item Handling - Sorter
---------------------- ----------------- ------------------ -----------------------------------------------------------
       Service            Estimated            Unit Fee                     Description / Information
                        Monthly Volume
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
In-Clearing Capture       *                 $*    /item     Per item.  High-speed  capture of MICR data,  balancing to
                                                            Inclearing  Totals  and  extracts.  A  sequence  number is
                                                            spray  endorsed  on  the  items.  Inclearings,   Same  Day
                                                            Capture.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Over The Counter                            $*    /item     Per item.  High-speed  capture of over the  counter  (OTC)
Items Capture                                               items sent for archival capture and storage.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
In-Clearing Re-                              $*  /item      Correcting of MICR via on-line terminal.
entry OVER *%
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
                                                            MICR encoding of all On-Us and Transit  items  received by
Proof Encoding >*         *                  $*/per field   Fiserv  from  Client's   Lockbox.   All  transactions  are
hour window                                                 balanced.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
                                                            High-speed  capture  of  MICR  data,  balancing  to  proof totals,  out sorting of other On-Us Items (Sav,  GL, Loan,
POD/Transit Capture       *                 $*    /item     etc.) creation of various Cash Letters and  extraction.  A sequence number is spray endorsed on the items.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Reject Re-Entry and                         $*   /item      Correcting of MICR data via on-line terminals.
repair OVER *%
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Reject Repair                               $*   / item     Client required stripping and re-qualification of items.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
                          *                                  Microfilming   of  prime   pass  items   during   capture.
Microfilming                                $*     /item     Inclearings,  On-Us or Counter  Items,  $*     minimum per
                                                             roll.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
                                                            Additional   microfilming  pass  for  Returns,   Statement
Microfilming                                $*    /item     Items,  Daily  Finesort,  Electronic  Presentment.  $*
                                                            minimum per roll.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Microfilming                                $*    /roll     Additional roll of microfilm.
Duplicate
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Deposit Corrections          *              $*   /item      Corrections  of Client  deposit/teller  errors.  Photocopy charges are extra.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
                                                            Fee  assessed to accept Same Day  Settlement  Cash Letters on  behalf  of  the  Financial  Institutions.  This  is in
Same Day Settlement                        $*   /letter     addition  to the per  item  fee  charged  as a part of the
                                                            Inclearings.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
FHLB Cash Letter                           $0.75/letter     Charge for processing of FHLB Cash Letter(s).
Processing
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Cash Letter                  *             $*   /letter     Charge for preparation of Cash Letter(s).
Preparation
---------------------- ----------------- ------------------ -----------------------------------------------------------
Image item Scan                            $*    /item      Scanning  of items for the  purpose  of Image  Statements,
                                                            Image Archive and Retrieval.
---------------------- ----------------- ------------------ -----------------------------------------------------------
Image item re-Scan                         $*  /item        Scanning  of items  for  Clients  that do not use other IP services.
---------------------- ----------------- ------------------ -----------------------------------------------------------
Image Reject Item                          $*   /item       Reject repair of image items.
Correction
---------------------- ----------------- ------------------ -----------------------------------------------------------
Exception Item Pass       *                                 Single  pass of On-Us  items for the  purpose  of  pulling
                                           $*  /item/pass   items for  review/return  to Client.  Statement Cycles are also pulled at this time.
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Fine Sorting              *                $*    /item      High speed  sorting of items into  account  number  order.
                        (In-clearings)
                        *       (Cash                       Inclearings,  GL, Savings,  Loans,  On-Us,  Cycle Sorting,
                        Tickets, G/L,                       Bulk file Sort, Daily Fine Sort.
                            etc.)
---------------------- ----------------- ------------------ -----------------------------------------------------------
---------------------- ----------------- ------------------ -----------------------------------------------------------
Serial Sorts                                $*    /item     High-speed  sorting of items into check  number  order per
                                                            Client Request.
---------------------- ----------------- ------------------ -----------------------------------------------------------

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.



II.  Bookkeeping Services
----------------------- ----------------- ----------------- ------------------------------------------------------------
       Service             Estimated            Unit Fee                     Description / Information
                         Monthly Volume
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Automated  pulling  of  return  items  upon  Client  timely return  decision.  Fiserv  strips  or  inserts  item into a
Returns Items -              *                              document  carrier,  encodes the special Fed  character  and
Qualified - Automated                        $*   /item     Routing  Number of Bank of first deposit.  Fiserv  balances the items,  stamps the return  reason,  prepares the Return
                                                            Cash Letter advice and delivers to the FRB.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Automated  pulling  of  return  items  upon  Client  timely
Return Items - Raw -                                        return  decision.  Items  are  balanced,  stamped  with the
Automated                                    $*   /item     return reason,  Cash Letter advice created and delivered to the FRB.  FRB qualifies and processes the items.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Manual  pulling of return items upon Client  timely  return decision.  Fiserv  strips or inserts  items into a document
Return Items -                                              carrier,  encodes the required symbol and Routing number of
Qualified - Manual                           $*   /item     the bank of  first  deposit.  Fiserv  balances  the  items, stamps the return  reason,  prepares the Return Cash Letter advice and delivers to the FRB.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Return item  processing that exceeds the normal 24-hour FRB window  for  regular  returns  or is past  the  established
Late Return Items                            $*   /item     deadline for the return decision.  Late Returns are subject to collection rules and procedures.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Fax Requests                                 $*/item/side   Copying and faxing as requested and defined by Client.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Client  notifies  Fiserv of the large items to be returned.
Large  Dollar                                $*   /item     Fiserv  notifies  the bank of first  deposit of the return.
Notification                                                (Does include the cost of the return.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Fiserv  forwarding of  chargebacks  via the next  scheduled
Chargeback Items                             $*   /item     courier  delivery to the Client or  re-deposit  to the Fed.
                                                            ($* monthly minimum.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Photo Copies                                 $*   /item     Upon Client  request,  Fiserv creates a copy of a processed item from  microfilm  and provides via fax,  mail, or both.
                                                            Turn around within a 24-hour timeframe.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Upon Client  request,  Fiserv creates a copy of a processed
Photo Copies -                               $*   /item     item from  microfilm  and provides  via fax,  mail or both.
Expedited                                                   Turn around within a 4-hour timeframe.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Research Work                                $*   /hour     Any client  requested  research other than a Center created error.  Billed in 1/2 hour increments.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Original Item                                $*   /item     Upon Client  request,  Fiserv  pulls an  original  item for
Retrieval                                                   forwarding via fax, mail or both to the Client or FRB.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Fed Adjustments                              $*   /item     Research  of  outages.   (Plus  Research  time  if  over  1/2
                                                            hour.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            $*     per number  determined  in  formula.  Based upon BAI
                                                            standard of 14  adjustments  for every  100,000  prime pass
FHLB Adjustment                               Formula       items.  Formula  is  Prime  Pass  volume  X *      X * .
Service Charge                             ($*     /item)   Example:  100,000  Prime  Pass  items  would  result  in  a service fee of $*.  FHLB settlement clients only.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Non-Cash Collection                         $*   /envelope  Fiserv  forwarding  of  envelope  via  the  next  scheduled courier delivery to the FRB.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Daily Fed Notification                      $*   Per month  Notification of Daily Cash Letter Deposited at the FRB.
----------------------- ----------------- ----------------- ------------------------------------------------------------
FHLB Settlement Fee                         Pass through    Current  fees  (subject to change)  $*      for one service
                                                            Deposit or Inclearing $* for both.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Canadian Items US                            $*   /item     Processing of items.  Does not include  correspondent  bank
Dollars                                                     charges.  FHLB Settlement Clients only.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Foreign Items                               $*    /item     Collection  or Buys of items drawn on foreign  banks.  FHLB clients only.
----------------------- ----------------- ----------------- ------------------------------------------------------------

III.  Set up / Other Fees
----------------------- --------------------- --------------------------------------------------------------------------
       Service                Unit Fee                                Description / Information
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
Image Processing Set                          Bid will be provided upon Client request. ($* minimum)
Up Fee
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
                                              If a  combination  of  traditional  services  plus  Imaging,  the monthly
Image Processing          $*       /month     minimum is $*     (Center discretion).  Pass-through charges are excluded
Minimum Per Month                             from minimum.
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
Processing Minimum        $*       /month     Traditional Item Processing  Services.  Pass-through charges are excluded
Per Month                                     from minimum.
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
Programming               $*      per hour    Bid will be provided upon Client request.  Special  requests that require detailed programming.
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
Additional Training                           Bid will be provided upon Client request.
----------------------- --------------------- --------------------------------------------------------------------------
----------------------- --------------------- --------------------------------------------------------------------------
Additional                                    Bid will be provided upon Client request ($* minimum).
Conversions /
Implementation Fee
----------------------- --------------------- --------------------------------------------------------------------------
  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.


IV.  Customer Printed Statements - Rendering & Safekeeping (Truncated)
----------------------- ----------------- ----------------- ------------------------------------------------------------
       Service          Estimated               Unit Fee                     Description / Information
                        Monthly Volume
----------------------- ----------------- ----------------- ------------------------------------------------------------
Bulk File Storage          *                $*    /item     Bulk  filed  items  housed  in  Fiserv   facility   pending
                                                            statement processing.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Truncated/Image Item                        $*     /item    Truncated/Imaged items housed in Fiserv facility pending
Storage & Destruction                                       destruction after 60 days.
----------------------- ----------------- ----------------- ------------------------------------------------------------
Additional Storage                          $* /item/month  Items housed in Fiserv facility over the 60-day storage.
----------------------- ----------------- ----------------- ------------------------------------------------------------
                             *              $*  /acct       Machine  rendering  of  statements  (Additional  charge  of
Statement Rendering -      non-E.O.M.         (minimum      $*    per  statement  for month end cycle drop).  Statement
Automated                 *      E.O.M.     $*     per      format  must  adhere  to   specifications   for   automated
                                               cycle)       equipment.  (See below.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
                                                            Manual  rendering  of  statements.  (Additional  charge  of
Statement Rendering -                        $*   /acct     $*     per  statement  for  month  end  cycle  drop  and/or
Manual                                                      Combined Statements.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Non Enclosure                                $*   /acct     Statements   that  do  not  contain   enclosures   such  as
                                                            Truncated,   Savings,  CD,  Loan  and  Analysis  (truncated
Statements-Truncated                                        manual).  (Additional  charge  of $*    per  statement  for
Manual                                                      month end cycle drop.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Non Enclosure                                $*   /acct     Statements   that  do  not  contain   enclosures   such  as
                                                            Truncated,     Savings,     CD,    Loan    and     Analysis
                                              (minimum      (truncated-automated).  Statement  format  must  adhere  to
Statements                                   $*      per    specifications  for  automated   equipment.   (See  below.)
Truncated-Automated                            cycle)       (Additional  charge  of $*    per  statement  for month end
                                                            cycle drop.)
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Special and Hold                             $*   /acct     Statements  that  do  not  conform  to  general  bulk  file procedures - daily,  weekly,  Bi-weekly cycles,  conversion
Statements                                                  cycles,   one-time   requests,   differences  in  enclosure
                                                            counts.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Statement Items
Inserted                                                    Items are matched to corresponding  Statements and prepared
Manual                     *    Items       $*    /item     for mailing.  This is also used for  inserting  promotional
Statement Items            Inserted -       $*    /item     items, stuffers, and additional pages.
Inserted Automated         automated
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Selected Field Inserts                                      Bid will be provided upon Client request.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Statement/Envelope                          $*    /month    Inventory of Statement forms and envelopes.
Inventory Management
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Reformatting from                           $*    /cycle    Creation  of   reformatted   print  file  upon  receipt  of
Print file                                                  statement file.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
                             *                              All checks and deposit  and loan  notices to be sent to the
Check/Notice Printing                       $*   /notice    customer  will be  printed  and  mailed  by  Fiserv.  Check
& Mailing                                                   stock, envelopes and postage are an additional charge.
----------------------- ----------------- ----------------- ------------------------------------------------------------
----------------------- ----------------- ----------------- ------------------------------------------------------------
Statement Printing           *              $*   per side   Printing of non-image statements.
Non Image
----------------------- ----------------- ----------------- ------------------------------------------------------------

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.



V.  Miscellaneous
------------------------- ------------------ ---------------------------------------------------------------------------
        Service                 Unit Fee                             Description / Information
------------------------- ------------------ ---------------------------------------------------------------------------
                                             Research  requested  by  subpoena.   Billed  in  1/2  hour  increments  plus
Subpoena                     $*    /hour     Photocopy fee. Bid will be provided upon Client  request.  *   photocopies
Requests/Research                            are included in the Monthly Base Services Fee above.
------------------------- ------------------ ---------------------------------------------------------------------------
Special Handling -                           Bid will be provided upon Client request.
Account Number Formats
------------------------- ------------------ ---------------------------------------------------------------------------
Special Handling -                           Bid will be provided upon Client request.
Multiple R/T Numbers
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
Data Entry                                   Bid will be provided upon Client request.
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
Deposit Bag/Envelope                         Receipt and  manifesting of any direct  deposit from Client's  customer to
Handling (Optional           $*    per       IP center or special  handling.  $*     monthly   minimum  and $*      per
service)                    bag/envelope     occurrence for cash handling fee.
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
Microfiche - Original        $*  per fiche   Original record of MICR items captured daily.
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
Microfiche - Duplicate       $*  per fiche   Duplicate microfiche copy of MICR items captured daily for Client copy.
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
                                             Transmitting of MICR data to a Client  application  processor  (non-Fiserv
Transmission                 $*    /item     host). Also for the receipt of Exception Item  Files/Statement  File/Print
                                             File - minimum $*     per file.
------------------------- ------------------ ---------------------------------------------------------------------------
------------------------- ------------------ ---------------------------------------------------------------------------
Statement Format                             Statement must contain bar coding  compatible to the equipment being used.
                                             The  bar  coding  must   reflect  the  number  of   enclosures   and  page
                                             identification.  The enclosure count must accurately reflect the number of expected  items  excluding  stuffers.  Bar  coding  must  reflect  if  the statement  is a  "Special  Pull" or a "Hold"  statement.  The checks to be
-Automated Equipment                         rendered must have "stop document  dividers" between accounts.  There must
Requirements                                 be a maximum number of items and statement  stuffers  (defined by Center).
                                             The envelopes  must meet size  criteria,  usually  defined as Standard #10 and must be a "wet  seal"  not "self  seal".  Truncated  accounts  must be separated from accounts receiving checks.
------------------------- ------------------ ---------------------------------------------------------------------------

Note: Client shall be responsible for Federal Reserve Bank penalties incurred as a result of Client's failure to meet delivery commitments. Fiserv shall be responsible for Federal Reserve Bank per item charges due to Fiserv's failure to properly qualify outgoing return items.

  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                 Exhibit B - 3
                      Item Processing Performance Standards

1.    Fiserv proof and balancing of work received from Client for processing
         a.   SUBJECT:     Proof of Deposit for dollar amount encoding
         b.   DESCRIPTION:
                  - Dollar encoding errors to meet service goals
                  - Corrections made with accepted medium
                  - Items are endorsed with the proper bank stamp in proper Regulation CC position
                  - Transaction Corrections using G/L debits and credits contain the correct information
                  - Suspense documentation is legible and complete
                  - Differences of under $10.00 will be charged to a General Ledger account
         c.   SERVICE GOAL:   99.997%
         d.   MEASUREMENT:   Percent of Proof Encoding Volume per month

2.    Fiserv modification of MICR rejects
         a.   SUBJECT:     Reject Re-entry/ Reconciling or Balancing
         b.   DESCRIPTION:
                  - Modified MICR reject errors to meet service goals
                  - Transaction Corrections using G/L debits and credits
                  contain the correct information
                  - Suspense documentation is legible and complete
                  - Items placed into suspense by Fiserv will be documented
                  - Differences of under $10.00 will be charged to a General Ledger account
         c.   SERVICE GOAL: 99.7%
         d.   MEASUREMENT:   Percent of Volume  (Based on total rejects monthly)

3.    Fiserv preparation of outgoing transit items
         a.   SUBJECT:     Transit Cash Letter Processing
         b.   DESCRIPTION:
                  - Cash Letters are sent out with correct total(s)
                  - Cash Letters are sent with complete bundle count(s)
                  - Cash Letter differences are explained
                  - Cash Letters for proper bank are used
                  - Cash Letters for the correct correspondent are used
                  - Cash Letters sent out in timely manner to meet Federal Reserve availability schedules
                  - On-us items will not be sent out in transit Cash Letters
         c. SERVICE GOAL: Not to exceed one error per Cash Letter endpoint per month
                  - Cash Letters Items sent out 99.4% of the time on time
         d.   MEASUREMENT:    Record of Occurrence based on Cash Letter
              endpoints monthly

4.    Fiserv preparation of statements and check filing requirements
         a.   SUBJECT:     Statement Preparation
         b.   DESCRIPTION:
                    - End-of-the-month statements (with checks enclosed as appropriate) are mailed no later than the 5th business day from statement cycle date.
                    - Non end-of-the-month statements (with checks enclosed as appropriate) are mailed no later than the 4th business day from statement cycle date.
                    - Special account statements (with checks enclosed as appropriate) are mailed out no later than the 4th business day from statement cycle date.
                    - Exception statements will be mailed out within two additional days.
                    - There will be only one statement per envelope.
                    -  The  correct   customer's   checks  will   accompany  the
                    statement.
                    - Hold statements that are properly labeled will be sent to Client for handling.
                    - Zip codes and addresses will be eliminated on all hold accounts.
                    - The correct number of statement pages is in the envelope.
                    - Client will submit statement stuffers to center with appropriate instructions noted on the Stuffer Instruction Form. Stuffers must arrive two days prior to cycle date to insure proper handling.
                    - The correct statement stuffer(s) will be included in the statement.
                    - At the option of Client, notice of missing item(s) will be included in the statement if the statement is missing 3 or fewer enclosures.
                    - Fiserv will monitor and report delays for receipt of statement print to Client within 24 hours of the expected time of receipt.
         c.   SERVICE GOAL: 99.9%  (10 errors per 10,000 Statements)
                    - Fiserv will also manage statements with incorrect item counts to no more than 3% mailed with incorrect enclosure counts.
         d.   MEASUREMENT: Percent of Total Statements Rendered monthly

5. Fiserv processing of exception items (Outgoing Return Items) when Client has submitted final return decisions by 12:00pm Eastern Time daily
         a.   SUBJECT:     Qualified Returned Items
         b.   DESCRIPTION:
                    - The correct items will be returned
                    - All returned items are stamped with the correct return reason
                    - The items Client wants returned are returned on the day they are listed as exceptions
                    - The T-186 balances to the Fed return total daily
                    - G/L entries made for all check reversals
                    - Rejected debit totals balance
                    - Large items notified through EARNS or similar automated exception item processing
                    - Items are returned within specified Regulation CC time requirements
                    - Items are paid using correct account number and trancode
                    - Proper bank's T-186 forms are used
         c.   SERVICE GOAL: 99.94%  (6 errors per 10,000 return items)
         d.   MEASUREMENT:    Percent of Total Qualified Return Items monthly

6.    Fiserv research of items, photocopy production
         a.    SUBJECT:    Research
         b.     DESCRIPTION:
                    - The turn-around time for a research request will be 48 hours from the time of receipt (unless Fiserv otherwise notifies Client, as in the case of subpoena research or other significant or voluminous research requests).
                    - For subpoena  research or other  significant or voluminous
                    research   requests,   Fiserv  will   provide  a  completion
                    commitment estimate to Client within 48 hours of receipt.
                    - Best effort will be made to produce quality photocopies
                    - Trace reports will be delivered to Client within 2 business days
         c.    SERVICE GOAL: 99.0% (1 error per 100 requests)
         d. MEASUREMENT: Percent of Total Research Request and Photocopies Serviced monthly
7.    Fiserv will mail escrow notifications to customers as directed by Client
         a.    SUBJECT:    Printing and Mailing
         b.     DESCRIPTION:
                    - End of the month notices are sent no later than the 5th business day from the end of the month.
                    - Non end-of-the-month notices are sent no later than the 4th business day from the day it is produced.
         c. SERVICE GOAL: 99.0% (1 error per 100 requests)
         d.    MEASUREMENT:     Percentage of notices rendered monthly

8.    Fiserv will respond to Client inquiries
         a.    SUBJECT:    Client Inquiries
         b.     DESCRIPTION:
                    - All Client inquiries will be acknowledged by Fiserv within 1 hour of request. A plan for resolution of the inquiry will be completed by Fiserv within 24 hours of the inquiry unless a mutually agreeable time is accepted by Fiserv and Client.
         c.    SERVICE GOAL: 97.5% (2.5 failures per 100 calls)
         d. MEASUREMENT: Percentage of inquiries made and responded to monthly

9. Fiserv will process all work on the same day it occurred at the Client's branches, subject to work receipt requirements in Exhibit B-1. No hold over or low speed items held until the next day.
         a.    SUBJECT:    Daily Work
         b.     DESCRIPTION:
                    -Proofing, capturing and transmitting of all Over the counter transactions
                    -Capturing and processing of all inclearings
                    -Preparing of all cash letters
         c.    SERVICE GOAL: 97.5%
         d.    MEASUREMENT:    Percentage of processing days over 3 months

10. All inclearing items to be processed the same day as received subject to timely receipt of work from the Federal Reserve and other submitting parties.
         a.    SUBJECT:    Inclearing items
         b.     DESCRIPTION:
                    -Receive,  capture,  balance,  and transmit  all  inclearing items,
         c.    SERVICE GOAL:   97.5%
         d.    MEASUREMENT: Percentage of processing day over 3 months

11. All incoming and outgoing work to be reconciled to processing totals and General Ledger entries processed on the same day as the work is received from Client's branches, subject to work receipt requirements in Exhibit B-1. Monday copies of the previous week's proofs will be presented to Client
         a.    SUBJECT:    Reconciliation
         b.     DESCRIPTION:
                    - All items will be reconciled to processing totals each day
         c.    SERVICE GOAL:   97.5%
         d.    MEASUREMENT:   Percentage of processing days over 3 months

12. In the event that Client makes delivery of all POD items to Fiserv's Utica Office in conformance with Exhibit B - 1 and Fiserv fails to subsequently meet the Federal Reserve's Deposit deadlines with 75% of all items delivered to the Utica Fed by its 12:00am deadline and all remaining items delivered to the Utica Fed by its 3:00am deadline, Fiserv shall reimburse Client the difference in the lost investment opportunity at the then current Fed Funds Rate that would have accrued to Client if the deposits met the respective Federal Reserve's Deposit deadlines.

13. Performance Standards Reports. Within 15 days after the end of each calendar month, Fiserv shall transmit to Client via e-mail an appropriately detailed statement in a format mutually agreed by Client and Fiserv, which shall include
(1)~a report, for the most recently ended calendar month, the then-current Measurement Period-to-date (if applicable) and the then-current calendar year-to-date, detailing Fiserv's compliance with the performance standards set forth in this Exhibit; and (2)~such other reports as Client may reasonably request.

                                                                     Exhibit C
                              Back Office Services



      Client agrees with Fiserv as follows:

     1. Services. Fiserv will provide Client Back Office Service ("Back Office Service") specified in Exhibit C - 1.

     2. Fees. Client shall pay Fiserv the fees and other charges for Back Office Service specified in Exhibit C - 2.

     3. Hours of Operation. Back Office Service will be available for use by Client during standard Fiserv business hours, excluding holidays, as specified in Exhibit A - 3. Account Processing Services may be available during additional hours, during which time Client may use Back Office Service at its option and subject to additional charges.

     4. Performance Standards. Fiserv will perform Back Office Service in accordance with the performance standards specified in Exhibit C - 4.

     5. Reconciliation of Debit and Credit Errors in Statements or Accounts. Client shall be responsible for balancing its Federal Reserve accounts, correspondent bank accounts and other general ledger accounts each business day and notifying Fiserv promptly of any errors or discrepancies. Fiserv shall be responsible for balancing Client's accounts as specified in Exhibit C - 1. Fiserv shall correct any error or defect in any statement at any time(s) that Fiserv discovers, and Fiserv is authorized, in its sole discretion, to correct any such error or defect and to make any adjustments to such statement in order to correct any such error or defect.

     6. No Fiduciary Relationship. Fiserv shall perform Back Office Service for which Fiserv shall subscribe as Client's agent, and Fiserv shall not have by reason of this Exhibit a fiduciary relationship with respect to Client.

     7. Lost, Destroyed, and Misplaced Items. Fiserv assumes no liability for any item lost, destroyed, or misplaced while in transit before the item physically arrives at Fiserv premises and is received by Fiserv. In the event any items are lost, destroyed, or misplaced, and such event is not due to negligence or misconduct by Fiserv, Fiserv shall be liable only for reasonable reconstruction costs of such items. In no event shall Fiserv be liable for the face value of any lost or missing item(s).

     8. Governmental Regulation. This Exhibit shall be governed by and is subject to: the applicable laws, regulations, rules, terms and conditions, as presently in effect or hereafter amended or adopted, of the United States of America, the Federal Reserve Board, the Federal Reserve Banks, the Federal Housing Finance Board, and any other governmental agency or instrumentality having jurisdiction over the subject matter of this Exhibit. Client agrees to abide by such requirements and to execute and deliver such agreements, documents, or other forms as may be necessary to comply with the provisions hereof. Any such agreements shall be made a part of this Agreement and are incorporated herein. A change or termination of such laws, regulations, rules, terms, conditions, and agreements shall constitute, respectively, a change or termination as to this Exhibit.

     9. Client Responsibilities. Client shall maintain adequate supporting materials (i.e. copies of the items, records, and other data supplied to Fiserv by Client) in connection with the provision of Back Office Service. To the extent Client is unable to provide such duplicates or copies, Client shall hold Fiserv harmless from any liability or responsibility therefor. Client shall provide written notice of confirmation and/or verification of any instructions given by Client, its agents, employees, officers, or directors to Fiserv in connection with Fiserv's provision of Back Office Service.

     10. Regulatory Authority. Client data and records shall be subject to regulation and examination by government supervisory agencies to the same extent as if such information were on Client's premises.

     11. Forms and Supplies. Client assumes and will pay the charges for all customized forms, supplies, and delivery charges. Custom forms ordered through Fiserv will be subject to the 15% administrative fee for warehousing and inventory control.

                                                                  Exhibit C - 1
                              Back Office Services



Fiserv Responsibilities: Fiserv shall manage and furnish the resources and facilities necessary to provide Back Office Services as set forth in the final Business Requirements List as defined in Exhibit D, and to the extent there is a material difference from the Services outlined below, the Services specified in below shall be modified to reflect the mutually agreed upon services.

                                 Service Definition
Below is a grid defining the services to be provided:

------------------- ---------------------------- ---------------------------------------------------------------------
Performance         Service                      Service Definition
Standard Ref.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
                    Balancing
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                     - CBS Subsystems           On a daily basis, Fiserv will balance the application to the
                                                 General Ledger and reconcile any differences.  Fiserv will perform this for Trustco Bank, N.A. and Trustco Savings Bank only.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - ACH Settlement            On a daily basis, Fiserv will reconcile and monitor open items for this account.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - ATM Settlement            On a daily basis, Fiserv will reconcile and monitor open items for this account.  This will be with MPS, and is dependent upon timely receipt of balance reports from MPS.  Fiserv will perform the monthly processing of entries for fees, settlement and income from participating networks and post daily intercharge fee provided to
                                                 Fiserv by MPS.  This includes debit cards.
                                                 Client will ensure that Fiserv has access to the MPS system.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - ATM/POS Suspense          On a daily basis, Fiserv will reconcile and monitor open items for this account.  This will be with MPS.  Fiserv shall also prove the
                                                 Fifth Third account.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Correspondent Bank        Fiserv will assist Client with reconciliation of Correspondent Bank
                    Account                      accounts.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Fed Account Balancing     Fiserv will assist Client with reconciliation of balancing with the
                                                 Fed.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - G/L Suspense/Open Items   On a daily basis, Fiserv will reconcile and monitor open items for this account.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Clearing Accounts         On a daily basis, Fiserv will reconcile and monitor open items for the following accounts:  Time, Tran, Loan, FTM, Time Interest Check and Return Items.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Fiserv IP                 On a daily basis, Fiserv will reconcile and balance with Fiserv IP.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Official Checks           On a daily basis, Fiserv will reconcile these accounts.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Reg E Dispute G/L         On a daily basis, Fiserv will reconcile and monitor open items for this account.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - FTM/POD Outage G/L        On a daily basis, Fiserv will reconcile and monitor open items for this account.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Workstation Balancing     On a daily basis, Fiserv will prepare and input G/L entries.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - Ledger Interface Errors   On a daily basis, Fiserv will investigate and correct items.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
2                    - ARP Processing            Account Reconcilement Processing - The Account Processing Services
                                                 system accommodates this processing.  An account reconciliation statement will be produced and reviewed as required and mailed to the customer along with checks as applicable.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
                    Exception Processing
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
19                   - Non-Post                  Fiserv will pull this report daily and review all items.  If the reason for the reject is:  "No Check Status," "Closed Permanent,"
                                                 or "Stop Payment," Fiserv will automatically return the items.  If it is an ACH item, Fiserv will go out to the ACH screens and return the items if necessary.  If the item is any other type of reject,
                                                 Fiserv will follow Client policy for determining where the rejected item belongs.  Fiserv will notify Item Processing for items needing to be returned.
------------------- ---------------------------- ---------------------------------------------------------------------



------------------- ---------------------------- ---------------------------------------------------------------------
8                    - NSF On-Line Support       Fiserv will close out this process daily by 12:00pm Eastern Time and generate notices.  Fiserv will forward information on returns to IP to return items and generate notices.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
20                   - Stop Suspect Report and   Fiserv will review this report and perform the appropriate research
                    Stop Payment Report          to determine if the items should be returned or paid.  If item is being returned, Fiserv will notify IP.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
20                   - Large Item                Fiserv will review items of $25,000 or more.  If the item has insufficient funds, the item will be returned based on the Client branch's decision.  For all other items, Fiserv will review them for the date, endorsement, and matching dollar amounts.  For items exceeding $100,000, Fiserv will obtain signature verification from
                                                 Client.  Fiserv Item Processing will prepare the Large Dollar notifications out to the Fed.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
21                   - Reg E Disputes            Fiserv will receive the request from Client branches or call
                    (a/k/a Trustees              center.  Fiserv will investigate the dispute, provide provisional
                    Resolutions)                 credit if applicable, and forward Client-defined letters to customers.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
20                  Charge-Back Processing       Based on criteria defined by the Client, Fiserv will either re-deposit the item, or return the item back to the customer.
                                                 Fiserv Item Processing will print the notices and mail them along with the items being returned.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1                   Open Accounts                Fiserv will receive the new account opening forms from the Client branches.  They will use these forms to perform the data entry necessary to set up CIF and open accounts into the Account
                                                 Processing Services system.  This processing includes Christmas
                                                 Club accounts and Quick Start accounts.  Fiserv Back Office will work with Fiserv Item Processing to ensure Christmas Club account checks will be printed and mailed timely.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
7                   Closed Accounts              Fiserv will review the closed account report on a daily basis.
                                                 Fiserv will perform additional maintenance per the Client's defined standards on closed accounts, i.e., removing account from ATM card, etc., in order to ensure account is not accessible.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               Maintenance Transactions     Fiserv will perform the necessary maintenance within the Account
                                                 Processing Services system.  These requests will be received via the Client branch, or call center, on a maintenance request form, which will be delivered to Fiserv via courier or fax.  This includes PIPS (Paperless Item Processing, a/k/a SOTS) and W-8
                                                 maintenance.  This also includes adjustments such as Passbook out of balance.  Fiserv is not responsible for clearing teller errors with passbooks.  In addition, Fiserv will perform the necessary maintenance for back-up withholding.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               Financial Transactions       Fiserv will perform the steps necessary to post transactions to the
                                                 Account Processing Services system.  These requests may be received from the Client branch or call center via courier or fax.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               Death of Account Owner       Fiserv will receive paperwork via courier or fax to close out account and open a new one for the beneficiary.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               Loss of Official Check       Fiserv will receive paperwork via courier or fax on lost checks and will update Office Check account accordingly.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               Loan Processing
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7                - Set up Loan               Fiserv will receive the appropriate paperwork via courier or fax from Client to establish the CIF record and loan record into the
                                                 Account Processing Services system, including collateral and establishing escrows and trailiers.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7                - Loan Maintenance          Fiserv will receive the appropriate paperwork via courier or fax from Client to maintain loan information for loan customers into the Account Processing Services system.  Fiserv shall handle rate change notices.  Fiserv shall perform data entry to the Fiserv system to update collateral value based on receipt of appropriate paperwork from Client.
------------------- ---------------------------- ---------------------------------------------------------------------



------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7                 - Close Loans              Fiserv will receive appropriate paperwork via courier or fax and will close loan out on the Account Processing Services system.
                                                 This includes Payout Statement Processing.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7                 -  Loan Payments,          Fiserv will receive the appropriate paperwork from Client to
                    Advances, and Adjustments    process payments, advances, and adjustments for Client.  This includes payment of Life Insurance and Accident and Health premiums, processing of rebates on installment and mortgage loans, and processing payments for fire insurance.  These payments will originally flow through Fiserv IP.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7                 -  Charge-Offs             Fiserv will receive the appropriate paperwork from Client to charge-off loans.  Fiserv will utilize shadow banking to
                                                 accommodate this process.  Shadow banking is further defined in the
                                                 Account Processing Services system documentation.  This
                                                 functionality works very much like what Client is doing today.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
14                      - Tax Searches           Fiserv and Client shall work together to automate this process to the degree that the municipalities will provide information.  To the extent the municipalities will not participate in such automation, (a) Fiserv will send notice(s) to Client's customers requesting proof of payment of taxes; for any non-response to those notices, Fiserv will perform the tax search; or (b) Fiserv and
                                                 Client shall mutually agree upon the most cost effective manner to obtain this information; should this involve a third party service,
                                                 Fiserv and Client agree to share the cost thereof.  Client is responsible for bringing current the backlog as of the Effective
                                                 Date.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
3                   -     HMDA/CRA Reporting     Fiserv will perform the data entry necessary to update the existing
                    SBA / Small Business         ACCESS databases for this reporting.  The input forms are received
                    Reporting                    by Client.  Existing reports will be run weekly and forwarded to
                                                 Client for actual filing.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -       -  Credit Card       Fiserv will perform the following via the FDR system related to
                          Processing             Credit Card Processing:
                                                 -     Set up new accounts
                                                 -     Hot Card requests received from the Branches or Call Center
                                                 -     Delete Cards
                                                 -     Maintenance and fee adjustments
                                                 -     Maintain Merchant accounts
                                                 Client needs to ensure Fiserv has access to the FDR system.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
21                  -     Customer Research      Fiserv will perform appropriate research to respond to customer inquiries received from the branch.  Fiserv will also perform research to complete information subpoenas.  Pricing includes requests that can be performed within 15 minutes.  Additional time will be billed according to research schedule.  These fees are transferable to customers.  Client will be responsible for all research requests received prior to conversion and any research needing to be done on transactions performed prior to conversion.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
17                  -     Return Mail            At Client's expense, Fiserv Back Office will establish a P.O. Box for statements and notices to be returned if undeliverable.  Fiserv
                                                 Back Office will pick up mail from this box once a day.  Items will be reviewed and if updated addresses can be obtained, the system will be updated.  Otherwise, the system will be flagged as return to customer service, and a CIF memo will be added to highlight to the Branches that a bad address is on file.  Any mail appearing in the P.O. box that is not related to undelivered statements and notices will be returned to Client at it's expense via express mail.  Weekly, Fiserv will forward all undeliverable mail back to
                                                 Client.
------------------- ---------------------------- ---------------------------------------------------------------------



------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     W-8 Maintenance        Fiserv will perform the data entry necessary to update the system, including necessary recertification.  These requests will be received from Client.  Printing and mailing charges from Fiserv
                                                 will apply.   Fiserv will print and mail W-8s to comply with
                                                 applicable regulations.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     Process Restraining    Fiserv will receive these requests from the appropriate area within
                          Notices and Levies,    Client via Client courier.  Fiserv will perform the data entry
                          and Reclamations       necessary to update the Account Processing Services system.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
18                  -     Rate Changes -         Fiserv Back Office will provide the data entry necessary to change
                          Deposit, Cash          rates in the Account Processing Services system.  These changes
                          Management, Loan       must be made in writing from Client.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     Municipal Accounts     Fiserv will pull out the Account Analysis Statements for these accounts and forward them to Client (at Client's expense).  The
                                                 Account Processing Services system handles Account Analysis.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     EE Bond Processing     These bonds are for companies who offer payroll deductions for their employees.  Client will receive the request from the company for the bonds.  Client will offset the checks received with a g/l to the Fed account and forward to Fiserv IP.  Client will forward the bond request information to Fiserv.  Fiserv will key the data into RICS (or an alternative system).  Fiserv will save the data to a diskette and forward via overnight delivery at Client's expense to the Fed in New York.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     IOLA Processing        Fiserv will open IOLA accounts when received via courier or fax from the branch.  Fiserv will run a report that has the same data as the report utilized today.  Fiserv will follow the procedure, as currently defined by Client, to determine the amount that needs to go to New York State.  Fiserv will provide the amount to the state and will process the necessary adjustment to customer accounts.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     Tenant Rent -          Tenant Rent - Fiserv Back Office will set these accounts up in the
                          Security Interest      Account Processing Services system when received by the branch via courier or fax.  Fiserv will ensure checks are generated for the tenants and those building owners who request the 1% administrative fee.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     IRA Processing
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     Open Account           Fiserv will receive appropriate paperwork from Client branch(es) to perform data entry to setup CIF and open IRA account on the Account
                                                 Processing Services system.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -      Account Maintenance   Fiserv will receive appropriate paperwork from Client branch(es) to perform IRA data entry for maintenance.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -      Close IRA             Fiserv will receive appropriate paperwork from Client branch(es) to perform data entry to close out IRA on the Account Processing
                                                 Services system.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -      IRA Withdrawals and   Fiserv will receive appropriate paperwork from Client branch(es) to
                          In-plan Transfers      perform data entry for IRA withdrawals and in-plan transfers.
------------------- ---------------------------- ---------------------------------------------------------------------
------------------- ---------------------------- ---------------------------------------------------------------------
1 & 7               -     IRA Distributions      Fiserv will accommodate IRA required minimum distributions.
------------------- ---------------------------- ---------------------------------------------------------------------

                                                                 Exhibit C - 2
                            Back Office Service Fees

Fiserv will provide Client the Back Office Services at the fees and prices indicated:

The Fiserv Administrative Fee (excluding postage) will be applied in accordance with Section 3(b) of the Agreement and will not be assessed on the Base Services Fees below: 15%

                                                     MONTHLY FEES

--------------------------------------------- ------------- ---------------- --------------------------
         Back Office Services Fees              Quantity     One-Time Fees    Estimated Monthly Fees
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
Conversion/Implementation/Training                            $*                             $*
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
Base Services: $*     / Open Accounts3              *         $*                             $*
Discount3                                                                                    (*)
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------

--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
    Total Back Office Services Fees                           $*                             $*
--------------------------------------------- ------------- ---------------- --------------------------

The initial monthly Back Office Base Services fee will begin on the date Back Office Services are first provided. The monthly Base Services fee will be fixed annually and allow up to * % account growth within that year for no additional fees. The fixed fee will be recalculated annually on March 31 and determined by multiplying the total open accounts by $* (adjusted each year by the Annual
Increase as provided  herein) less a discount of *        (adjusted each year by
the  Annual  Increase  as  provided  herein).  Should  total  accounts  decrease
substantially,  a minimum  monthly Back Office  Services  Fee of $*        would
apply. Each month, any growth within a year beyond 10% of the number of accounts of Client at the beginning of such year will be charged at the applicable per account rates as defined above (currently $* ). Any acquisitions by Client, which result in a change in the number of accounts being processed by Fiserv, may result in a recalculation of the fixed fee.


  Material indicated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                 Exhibit C - 3
                               Hours of Operation

      Back Office Service will be available in accordance with the following:

      Monday                 8:00 A.M. - 5:00 P.M.
      Tuesday                8:00 A.M. - 5:00 P.M.
      Wednesday              8:00 A.M. - 5:00 P.M.
      Thursday               8:00 A.M. - 6:00 P.M.
      Friday                 8:00 A.M. - 6:00 P.M.

     All times stated are Eastern Time.  The Fiserv Back Office  Service  Center
will  observe  national   holidays  observed  by  the  Federal  Reserve  System.
Additional hours may be scheduled as mutually agreed.

                                                                  Exhibit C - 4

                   Back Office Services Performance Standards

-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
No.      Processing Area / Task                   Task    Authorizing   Monitoring  Timeliness        Accuracy    Frequency
                                                  Owner
======== ======================================== ======= ============= =========== ================= =========== ============
A.                        General
         ---------------------------------------- ------- ------------- ----------- ----------------- -----------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
1.       Fiserv will process daily all data       Fiserv  Client        Fiserv      Within 24 hours   98%         Daily
         entry components (i.e. loans, new                                          of receipt of
         accounts, reclamations, adjustments to                                     complete and
         accounts, levy's, restraining notices,                                     accurate items/
         etc.)   If existing volumes increase                                       information
         by more than 20% per day above the                                         within Hours of
         current base volume, then Fiserv will                                      Operation in
         use best efforts to meet performance                                       Exhibit C - 3
         standards, but will not be held to any
         penalties for failure to meet such
         performance standards.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
2.       Fiserv will reconcile all suspense,      Fiserv  Client        Fiserv      Within 48 hours   98%         Daily
         processing and general ledger accounts                                     of receipt of
         daily.   Fiserv will clear 97% of all                                      complete and
         reconciling items (suspense,                                               accurate
         processing and General Ledger                                              items/information
         accounts) within 48 hours, with                                            within Hours of
         remaining 3% (those more complicated)                                      Operation in
         require 10 business days to clear up.                                      Exhibit C - 3
                                                  Client  Client        Fiserv
         Client will reconcile all suspense,                                        Prior to
         processing and general ledger accounts                                     conversion
         prior to conversion to Fiserv
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
3.       Fiserv does HMDA, CRA, SBA, and Small    Fiserv  Client        Fiserv      48 hours          98%         Weekly
         Business reporting input (along with     /
         other data entry components in item 1    Client
         above), Client does filing/reporting.
         Fiserv will perform data entry within
         48 hours.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
4.       Client will provide 20 business days     Client  Client        Fiserv      20 business days  98%
         notice to Fiserv for any new ATM
         installation
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
5.       Fiserv provides the data necessary for   Fiserv  Client        Fiserv      Varies            98%         Ongoing
         regulatory reports (as documented in
         Appendix A-2) within a reasonable
         amount of time to allow Client to
         perform the actual filing.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
6.       Fiserv will provide the data, system     Fiserv  Client        Fiserv      By the 5th of     98%         Monthly
         reports, and standard queries by the                                       each month
         5th of each month for preparation of
         regulatory reports (as documented in
         Appendix A-2) such as CALL, TFR, FRB
         and SEC filings, but the reports must
         be completed/filed by the Client.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
7.       Fiserv will process all monetary and     Fiserv  Client        Fiserv      With 24 hours     98%         Daily
         non-monetary transactions accepted at
         the branches or from the call center
         within 24 hours receipt of accurate
         and complete items/information.  If
         existing volumes increase by more than
         20% per day above the current base
         volume, then Fiserv will use best
         efforts to meet performance standards,
         but will not be held to any penalties
         for failure to meet such performance
         standards.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
8.       Fiserv will provide return items, NSF    Fiserv  Client        Fiserv      By 7:00am         98%         Daily
         and overdraft reports available to the   and
         branches to review by 7:00 am Eastern    Client
         Time for them to make decisions.
         Fiserv will close out this process at
         12:00 p.m. Eastern Time.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
9.       Discrepancies with passbook systems      Fiserv  Client        Fiserv      Within 48 hours   98%         Daily
         will be repaired within 48 hours of      and
         receiving proper documentation.          Client
         Fiserv is not responsible for teller
         errors.  Fiserv and Client shall
         mutually agree on resolution of
         recurring issues in this area.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
10.      Client will provide Fiserv with 90       Client  Client        Fiserv      90 days prior     98%         Ongoing
         days prior written notice before
         opening a new branch location.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
11.      Fiserv will provide copies of all        Fiserv  Client        Client      By 5:00pm         98%         Weekly
         proofs for the prior week by 5:00pm                                        Eastern Time on
         Eastern Time on Monday                                                     Monday
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
12.      Fiserv will create a file for all        Fiserv  Client        Fiserv      twice per week    98%         Weekly
         coupon orders for new accounts, and      /
         will transmit such file to Client's      Client
         third party vendor, but Fiserv does
         not do any processing.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------



-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
13.      Following conversion, Fiserv will have   Fiserv  Client        Fiserv      Varies            95%         Annually
         tax bill data available 60 days prior
         to due date, check escrow payments and
         follow up with loan officers 20
         business days prior to the date
         payment is due to applicable
         municipalities, but Client must clear
         up outstanding backlog prior to Fiserv
         taking this responsibility.  Fiserv
         will pay taxes to municipalities when
         adequate funds are in the escrow
         account(s).  All other instances will
         be referred to Client and resolved by
         Client's loan officer(s).
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
14.      Following conversion, Fiserv will        Fiserv  Client        Fiserv      Prior to          95%         Annually
         complete an annual search of tax                                           October 1
         payments with municipalities by
         October 1 of each year with a
         follow-up list of delinquent tax
         payments being sent to the collections
         department each month, but Client must
         clear up outstanding backlog prior to
         Fiserv taking this responsibility.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
15.      Escrow analysis to be completed by       Fiserv  Client        Fiserv      Prior to August   95%         Annually
         August 1 with notifications to                                             1
         customers as directed by Client's loan
         officers.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
16.      Fiserv will place the order for debit    Fiserv  Client        Fiserv      Within 24 hours   98%         Daily
         cards in the MPS system, but Fiserv                                        of receipt
         does not mail the cards to Client's
         customers.  The Client will provide
         physical access and approvals through
         the MPS system for Fiserv employees.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
17.      Fiserv will establish a PO Box to        Fiserv  Client        Fiserv      48 hours          95%         Daily
         handle returned mail, and this will be   and
         done at Client's expense and             Client
         responsibility.  Fiserv will pick up
         from box once daily during hours of
         operation.  Processing will occur
         within 48 hours of receipt during
         Hours of Operation.  If existing
         volumes increase by more than 20% per
         day above the current bawse volume,
         then Fiserv will use best efforts to
         meet performance standards, but will
         not be held to any penalties for
         failure to meet such performance
         standards.  Anything that is received
         by Fiserv from Client's customers that
         is not returned mail, will be
         forwarded to Client at Client's
         expense and responsibility.  All
         unresolved returned mail items will be
         shipped to Client at Client's expense
         and responsibility weekly.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
18.      Fiserv will make interest rate changes   Fiserv  Client        Client      When notified     98%         Weekly
         upon notification to Fiserv and
         receipt of documentation of rate
         changes.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
19.      Non-Posted Item Research charged into    Fiserv  Client        Fiserv      Within 24 hours   98%         Daily
         the Account Processing Services system                                                       transactions
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
20.      Returns, stop payment review,            Fiserv  Client        Fiserv      Within 24 hours   98%         Daily
         chargeback decisions, and large item                                                         dollars &
         review.                                                                                      transactions
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
21.      Customer research and Reg E disputes:    Fiserv  Client        Fiserv      Varies            98%         Daily
         Fiserv will provide provisional credit
         within the 10 day guideline for Reg E
         disputes and will provide general
         customer research within 5 days of
         initial request.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------
22.      Annually, Fiserv will provide the        Fiserv  Client        Fiserv      Annual            98%         Annual
         necessary support to escheat funds to
         the state in support of abandoned
         property.
-------- ---------------------------------------- ------- ------------- ----------- ----------------- ----------- ------------

A. Penalty Resulting in Termination. In the event that there are unreconciled differences in Client Accounts that Fiserv Back Office is responsible for balancing of more than $1 million for a period beyond 30 consecutive days, and such delay is solely caused by Fiserv, it shall be deemed a material breach and Client shall have the right to terminate the Agreement pursuant to Section 11(a) of the Agreement without regard for the 90-day cure period. Such provision shall commence 30 days following the commencement of the applicable Services. In the event Client elects to terminate for reasons described herein, Client agrees to notify Fiserv in writing within 2 weeks of the event of its intention to do so. If Client fails to provide such notification, Client thereby waives its right to terminate for such event.

B. Performance Standards Reports. Within 15 days after the end of each calendar month, Fiserv shall transmit to Client via e-mail an appropriately detailed statement a format mutually agreed by Client and Fiserv, which shall include
(1)~a report, for the most recently ended calendar month, the then-current Measurement Period-to-date (if applicable) and the then-current calendar year-to-date, detailing Fiserv's compliance with the performance standards set forth in this Exhibit; and (2)~such other reports as Client may reasonably request.

                                                                    Exhibit D
                             Implementation Services



      Client agrees with Fiserv as follows:

     1. Services. Fiserv will provide Client with the design, development, and project management services ("Implementation Services") and associated items for the implementation project described in Exhibit D - n (each, an "Implementation Project").

     All Implementation Services for Implementation Projects (whether as part of this Agreement or to be added as an addendum relating to acquisition or other situation) shall be performed in accordance with the procedures set forth below. Any dates for performance are dependent upon the timely performance by each party of the tasks assigned under the project plans for such Implementation Services.

     (a) Business Requirements List. Client shall provide Fiserv with all necessary information concerning its requirements for Implementation Services in a Business Requirements List. Fiserv shall review and suggest revisions to such Business Requirements List on a timely basis. The parties shall mutually agree in writing on the final Business Requirements List.

     (b) Project Plan. Fiserv shall develop a Project Plan for the Implementation Project based on the Business Requirements List within 15 business days after receipt of the Business Requirements List. The Project Plan shall contain a listing of the nature and timing of tasks for the Implementation Project (including the development of an acceptance test), some of which are to be performed by Fiserv and some by Client. Client and Fiserv shall mutually agree on the initial Project Plan. Thereafter, Client will be provided a copy of the weekly updates to the Project Plan. Fiserv and Client shall utilize their commercially reasonable efforts to meet the dates set forth in the Project Plan.

     Modifications, changes, enhancements, upgrades, or additions to the agreed upon work beyond those stated in the Project Plan shall be added only upon mutual written agreement. In the event the parties agree to add any such items, the Project Plan shall automatically be modified to the extent necessary to allow for the implementation or provision of the items. Any such items may result in an increase in the Implementation Fees (as defined below).

     (c) Acceptance Testing. Client agrees to notify Fiserv in writing (and with reasonable particularity) upon conclusion of testing or upon earlier discovery of any material non-conformities disclosed by such testing. Fiserv shall correct any such non-conformities within a reasonable time of Client's notice. The Implementation Project shall be deemed successfully completed upon (i) mutual agreement of the parties, or (ii) 10 business days successful operation and functioning of all hardware, software and related systems.

     2. Implementation Fees. (a) Client shall pay Fiserv the fees and other charges for the Implementation Project as specified in each Exhibit D - n ("Implementation Fees").

     (b) In accordance with Section 2(b) of the Agreement, Client agrees to pay the reasonable travel and living expenses of any Fiserv employees and Fiserv authorized contractors who render services at any Client site in connection with the Implementation Project.

     (c) Should Fiserv provide installation, conversion, or training to Client for the Implementation Project, the fees therefor shall be as specified on each Exhibit~D~- n.

     (d) Implementation  Fees shall be paid 50% upon execution of each Exhibit D
- n as part of this Agreement or added at a later date as an addendum, and 50% upon completion of the Implementation Project.

     (e) Client agrees to pay for all freight charges associated with shipping of hardware and software from Fiserv or Fiserv's suppliers to Client's designated storage facility. If Client is unable to provide a secure storage facility, Client agrees to pay Fiserv a weekly storage fee specified in each Exhibit D - n.

     3. Implementation Project Termination. At Client's sole option, Client may terminate the Implementation Project upon 30 days' prior written notice to Fiserv, provided that Client agrees to pay Fiserv for any Implementation Fees for Implementation Services rendered prior to the effective date of termination. In no event shall Fiserv be liable for refund of any Implementation Fees already paid by Client.

     4. Rescheduling. If Client is unable to provide access to required facilities or personnel or is unable to meet its tasks assigned on a Project Plan in a timely manner, Fiserv will endeavor to reschedule tasks to minimize non-productive time. All such non-productive time is chargeable to Client. If such non-productive time is expected to be significant, Fiserv will endeavor to reassign its personnel to other suitable work. In this event, Client will not be charged for the time personnel were reassigned.

     5. Warranties. Fiserv represents and warrants that Products and parts furnished hereunder will be free from defects in material and workmanship at the time of installation. Client's exclusive remedy for a breach of the foregoing, and Fiserv's exclusive obligation shall be to make all necessary adjustment, repairs, and replacements to such Product or part at no charge to Client.

                                                                 Exhibit D - 1
                  Implementation Project for Account Processing

     Professional  Services   (Conversion/Implementation/Training   for  Account
     Processing):

          . Executive Overview and Planning Session - outlines the effort and resources required for implementation and planning of the project and tasks required.

          . Operations Audit - review of the operations audit questionnaire, client forms, procedures, and interfaces currently being utilized and discussion of exception items.

          . Common File Workshop/Creation - common file overview and creation of common file parameters and translation tables.

          . Application Training - training in the functions and operations of the Account Processing Services software. Initial training provided as part of Conversion Services. Fiserv will provide instruction to Client personnel and conduct introductory core application training classes in a train-the-trainer format. Training will be provided at either the Fiserv Arlington Heights location or at the Client's location. For a successful ongoing installation, Client will need to have a training department(s) actively involved in the training process. This will include assistance to tailor the courseware for Client's specific needs, policies and workflows and preparation to deliver ongoing, supplemental Client training. An active ongoing training process will be required to maximize system benefits. Class timing, location, and content will be mutually agreed. Class size should not exceed 20 people, except if mutually agreed.

          . Conversion Specifications and Program Construction - writing of conversion specifications, translation into program code and testing.

          . Quality Acceptance and Daily Testing - review of converted data and daily processing by Fiserv.

          . Data Verification - review and verification of converted data and daily processing by Client and Fiserv project teams.

          . Conversion Readiness - final review of converted data, procedures, daily processing, workflow, balancing, and additional familiarization with functionality by Client.

          . Live Conversion - initial production implementation.

          . Post Project Review - turnover of Client to Fiserv's Resource Manager for evaluation of conversion process by Client.


Fiserv conversion services, with Client assistance, will perform all necessary tasks as required to ensure successful implementation and processing for all services outlined in Exhibit A - 1.

Implementation Fees:

     Fees for the Implementation Services for Account Processing, Exhibit A - 1, are stated on Exhibit A - 2


IN WITNESS WHEREOF, the parties have caused this Exhibit D - 1 to be executed by their duly authorized representatives as of the date indicated below.

For Client:                                    For Fiserv:

Trustco Bank, National Association             Fiserv Solutions, Inc.

By: /s/R.T.Cushing                             By:  /s/David Santi

Name:R. T. Cushing                             Name: David Santi
Title: Sr. VP & CFO                            Title: President CBS Outsourcing
Date:11-14-01                                  Date:  11-14-01

                                                                 Exhibit D - 2
                         Item Processing Transition Plan

Upon execution of this Agreement, and upon Client's request, Fiserv will commit to provide the following Transition services at the Transition Plan Fees noted below:

1. Placement on-site of a qualified Item-processing manager to oversee the Client's operation through transition to the Fiserv Utica Operations Center. This manager will be on-site within 7 days of the Effective Date.

2. This manager will aid Client's management in:

     A. Implementing "STAY" incentives to assure adequate staffing levels.

     B. Supervise the acquisition of temporary employees as required.

     C. Evaluate and implement the early transition of certain "Day 2" processes (fine sorting, rendering, etc).

3. Generally, Fiserv is committed to running the Client's Schenectady operation as it would any Fiserv check processing operation, and will use available resources as necessary to assure timely completion of Client's work.

4. This manager will also work to determine the availability and value of any equipment (encoding equipment, sorters, etc) displaced through outsourcing. Fiserv will consider acquisition of various pieces of equipment at mutually agreed upon prices.

While Fiserv standard estimate for an item-processing conversion is 90-120 days, Fiserv is committed to accelerate the process where possible to complete the conversion as quickly as prudently possible.

Finally, Client will be responsible for salary and living expenses incurred by Fiserv while providing support to Client's Schenectady operation. These costs will be in addition to the conversion fees stated in Exhibit B of the Agreement

Transition Plan Fees: $500 per day plus expenses estimated @ $200 per day.

               Item Processing Conversion/Implementation/Training

Fiserv conversion services, with Client assistance, will perform all necessary tasks as required to ensure successful implementation and processing for all services outlined in Exhibit B - 1. This work will include, but not be limited to, specification development, coding, testing and implementation of all file layouts, edit routines, pocket layouts, statement specifications, image requirements, inclearing requirements, POD requirements, return item-processing requirements, and telecommunication requirements.

Implementation Fees:

     Fees for the Implementation Services for Item Processing, Exhibit B - 1, are stated on B - 2.

IN WITNESS WHEREOF, the parties have caused this Exhibit D - 2 to be executed by their duly authorized representatives as of the date indicated below.


For Client:                                    For Fiserv:

Trustco Bank, National Association             Fiserv Solutions, Inc.

By: /s/R.T.Cushing                             By:  /s/David Santi

Name:R. T. Cushing                             Name: David Santi
Title: Sr. VP & CFO                            Title: President CBS Outsourcing
Date:11-14-01                                  Date:  11-14-01

                                                                Exhibit D - 3
                         Back Office Services Conversion

.. Assistance in completing Operations Audit that needs to be completed for conversion effort.

.. Assistance with quality acceptance - will provide assistance in reviewing that data converted correctly.

.. Participation in daily testing. Will ensure that ongoing processes and procedures will function correctly. This includes assistance in conversion balancing.

.. Full participation in conversion readiness.

.. Initiations phase - Study requirements outlined in contract and review Back Office services. The initiation component of Back Office Implementation has been completed.

Planning phase
..     Define Back Office requirements including equipment needs
..     Define applications for Back Office access
..     Acquire space for personnel
..     Interview potential hires and determine start dates

Design
..     Define detailed process flow
..     Document process flow
..     Receive Bank's Policies

Build & Unit test
..     Install applications on Back Office workstations
..     Establish sign-on(s) for all applications
..     Draft procedures for Bank's review
..     Write Back Office portion of Test Plan

Final Phase
..     Finalize procedures
..     Execute testing
..     Train personnel
..     Prepare for production

Fiserv conversion services, with Client assistance, will perform all necessary tasks as required to ensure successful implementation and processing for all services outlined in Exhibit C - 1.

Implementation Fees: Fees for the Implementation Services for Back Office Services, Exhibit C - 1, are stated on Exhibit C - 2

IN WITNESS WHEREOF, the parties have caused this Exhibit D - 3 to be executed by their duly authorized representatives as of the date indicated below.


For Client:                                    For Fiserv:

Trustco Bank, National Association             Fiserv Solutions, Inc.

By: /s/R.T.Cushing                             By:  /s/David Santi

Name:R. T. Cushing                             Name: David Santi
Title: Sr. VP & CFO                            Title: President CBS Outsourcing
Date:11-14-01                                  Date:  11-14-01

                                                                Exhibit D - 4
                      Back Office Trust Services Conversion

Back Office Trust Services:

     . Executive Overview and Planning Session - outlines the effort and resources required for implementation and planning of the project and tasks required.

     . Operations Review- review of the trust administration requirements, back office operations, forms, procedures, and interfaces currently being utilized and discussion of exception items.

     . Trust Accounting Systems Review - review of existing hardware and software requirements, including interfaces, protocols and communications.

     . Application Training - training in the functions and operations of the Back Office Trust Services.

     . Business Conversion  Specifications and Program Construction - writing of
     business  conversion   specifications,   translation  into  procedures  and
     testing.

     . Quality Acceptance and Daily Testing - review of plan for daily processing by Fiserv.

     . Systems Verification - review and verification of trust accounting software and hardware configuration.

     . Business Conversion Readiness - final review of procedures, daily processing, workflow, and additional familiarization with functionality by Client.

     . Live Conversion - initial production implementation.

     . Post Project Review - evaluation of business conversion process by Client and Fiserv project teams.

Fiserv conversion services, with Client assistance, will perform all necessary tasks as required to ensure successful implementation and processing for all services outlined in Exhibit E - 1.

Implementation Fees: Fees for the Implementation Services for Back Office Trust Services Exhibit E - 1, are stated on Exhibit E - 2.

IN WITNESS WHEREOF, the parties have caused this Exhibit D - 4 to be executed by their duly authorized representatives as of the date indicated below.


For Client:                                    For Fiserv:

Trustco Bank, National Association             Fiserv Solutions, Inc.

By: /s/R.T.Cushing                             By:  /s/David Santi

Name:R. T. Cushing                             Name: David Santi
Title: Sr. VP & CFO                            Title: President CBS Outsourcing
Date:11-14-01                                  Date:  11-14-01

                                                                    Exhibit E
                           Back Office Trust Services



      Client agrees with Fiserv as follows:

     1. Services. Fiserv will provide Client Back Office Trust Services ("Back Office Trust Services") specified in Exhibit E - 1.

     2. Fees. Client shall pay Fiserv the fees and other charges for Back Office Trust Services specified in Exhibit E - 2.

     3. Hours of Operation. Back Office Trust Services will be available for use by Client during standard Fiserv business hours, excluding holidays, as specified in Exhibit E- 3.

     4. Performance Standards. Fiserv will perform Back Office Trust Services in accordance with the performance standards specified in Exhibit E - 4.

     5. Reconciliation of Debit and Credit Errors in Statements or Accounts. Fiserv shall be responsible for balancing Client's trust accounts maintained by the Fiserv systems as specified in Exhibit E - 1. Fiserv shall correct any error or defect in any statement at any time(s) that it discovers such defect. Fiserv is authorized, in its sole discretion, to correct any such error or defect and to make any adjustments to such statement in order to correct any such error or defect.

     6. No Fiduciary Relationship. Fiserv shall perform Back Office Trust Services for which Fiserv shall subscribe as Client's agent, and Fiserv shall not have by reason of this Exhibit a fiduciary relationship with respect to Client.

     7. Lost, Destroyed, and Misplaced Items. Fiserv assumes no liability for any item lost, destroyed, or misplaced while in transit before the item physically arrives at Fiserv premises and is received by Fiserv. In the event any items are lost, destroyed, or misplaced, and such event is not due to negligence or misconduct by Fiserv, Fiserv shall be liable only for reasonable reconstruction costs of such items. In no event shall Fiserv be liable for the face value of any lost or missing item(s).

     8. Governmental Regulation. This Exhibit shall be governed by and is subject to: the applicable laws, regulations, rules, terms and conditions, as presently in effect or hereafter amended or adopted, of the United States of America, the Federal Reserve Board, the Federal Reserve Banks, the Federal Housing Finance Board, and any other governmental agency or instrumentality having jurisdiction over the subject matter of this Exhibit. Client agrees to abide by such requirements and to execute and deliver such agreements, documents, or other forms as may be necessary to comply with the provisions hereof. Any such agreements shall be made a part of this Agreement and are incorporated herein. A change or termination of such laws, regulations, rules, terms, conditions, and agreements shall constitute, respectively, a change or termination as to this Exhibit.

     9. Client Responsibilities. Client shall maintain adequate supporting materials (i.e. copies of the items, records, and other data supplied to Fiserv by Client) in connection with the provision of Back Office Trust Services. To the extent Client is unable to provide such duplicates or copies, Client shall hold Fiserv harmless from any liability or responsibility therefor. Client shall provide written notice of confirmation and/or verification of any instructions given by Client, its agents, employees, officers, or directors to Fiserv in connection with Fiserv's provision of Back Office Trust Services.

     10. Regulatory Authority. Client data and records shall be subject to regulation and examination by government supervisory agencies to the same extent as if such information were on Client's premises.

                                                                 Exhibit E - 1
                           Back Office Trust Services

Fiserv Responsibilities: Fiserv shall manage and furnish the resources and facilities necessary to provide back office trust support relative to Client's bank initiative, as follows:

                               Service Definition
Below is a grid defining the services to be provided:


------------------- ----------------------- --------------------------------------------------------------------------
Performance         Service                 Trust Processing Service Definition
Standard Ref.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Account Maintenance   Fiserv will establish a trust account record for each trust account.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will update each trust account record as directed by Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will close each trust account record as directed by Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will maintain record of pledged / guaranteed accounts pledged as collateral as directed by Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Investment            Fiserv will post to the trust accounting system all incoming items from
                    Transaction Activity    Client's trust department and from brokers and/or sponsors of the investment of Client's trust department customers or return to Client's trust department for resolution:

                                            a)    Purchases, sales, reinvestments

                                            b)    Interest, dividends, other income

                                            c)    Principal payments on notes, mortgages, etc.

                                            d)    Corporate actions such as stock splits, etc.

                                            e)    Collateral sales on defaulted commercial loans
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will initiate and settle all securities transactions.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will reconcile/balance trust account activities with broker, custodian, FED, DTC, mutual fund and Client's records.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will prepare required paperwork and other documents for all securities transactions, including lost securities,
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Account Additions     Fiserv will process and post to the trust accounting system all account additions as instructed by Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Account               Fiserv will process, prepare documentation, and post to the trust
                    Disbursements           accounting system all account disbursements as instructed by Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Annuity payments      Fiserv will process automated periodic distributions set up by Client for the following:

                                            -     Pension and profit-sharing payments

                                            -     Social Security payments

                                            -     Other trust accounts
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Security Updating     Fiserv will update securities and asset prices as required for customer
                    and Pricing             reporting.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will update securities for any corporate actions, including mergers, name changes, etc.
------------------- ----------------------- --------------------------------------------------------------------------



------------------- ----------------------- --------------------------------------------------------------------------
                    - Fee Processing        Fiserv will prepare, assess and collect fees in accordance with standard instructions from Client.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Cash Processing       Fiserv will prepare all cash disbursements, including check and wire requests.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will account for all cash additions received.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Research              Fiserv will perform research and adjustments as required to support trust account activities.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Withholding           Fiserv will process Federal and state tax withholding as instructed by the Client for pension and profit-sharing distributions and account closures.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Reporting             Fiserv will perform necessary reporting and/or tracking of applicable
                                            IRS reporting, including but not limited to 1099-Rs and other such federal requirements.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Customer Reporting    Fiserv will prepare and mail periodic statements for Client's customers,
                    (Investment             and may include GreenHill reporting.
                    Performance)
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    Trust System and        Hardware:       DEC Alpha or its replacement
                    Maintenance                   Network hardware to provide remote access to Client
                                            Software:  Sungard Series 7 or its replacement
                                                  Software associated with remote access to Client desktops
                                            Interfaces/ Communication: Dedicated phone line to Client
                                            o     Custody interfaces (BONY, etc.)
                                            o     Pricing interface
                                            o     GreenHill interface
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Common and Pooled     Fiserv will calculate common and pooled fund values monthly.
                    Funds
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                                            Fiserv will prepare monthly and annual accountings for the common and pooled funds, including income and principal distributions and unit pricing.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                     - Taxes                Fiserv will provide documentation that will assist Client to prepare all
                                            Federal and/or state gift, estate, fiduciary or other income tax returns as they relate to trust accounting activity.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - Document Storage      Fiserv will archive completed forms, e.g., applications, name changes.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    - File Maintenance      Fiserv will perform product, account and/or common file maintenance as required to facilitate account or product management.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    Non-marketable assets   Fiserv will account for and maintain records of location for all non-marketable assets (real property).
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    Judicial accounting     Fiserv will provide the data necessary for Client to prepare the 10-year reports as required.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    Custodial               Fiserv will provide necessary custodial arrangements.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    Trustco Short Term      Fiserv will coordinate with Client pledging of securities and post daily
                    Investment Account      rate, and at the request of Client, Fiserv will prepare a daily listing of accounts invested in Client's short-term investment account.
------------------- ----------------------- --------------------------------------------------------------------------
------------------- ----------------------- --------------------------------------------------------------------------
                    SEC Reporting           Fiserv will provide Client with information necessary for required quarterly filing.
------------------- ----------------------- --------------------------------------------------------------------------

                                                                 Exhibit E - 2
                         Back Office Trust Service Fees

Fiserv will provide Client the Back Office Trust Services at the fees and prices indicated:

The Fiserv Administrative Fee will be applied in accordance with Section 3(b) of the Agreement and does not impact Base Services Fees: * %

                                                     MONTHLY FEES

--------------------------------------------- ------------- ---------------- --------------------------
      Back Office Trust Services Fees         Market value   One-Time Fees    Estimated Monthly Fees
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
Conversion/Implementation/Training                                  $*                       $*
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
Base Services: $*     / $*        billion4       $*                 $*                       $*
                                                 billion
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
Discount (in year 1 only)                                                                   ($*)
--------------------------------------------- ------------- ---------------- --------------------------
--------------------------------------------- ------------- ---------------- --------------------------
    Total Back Office Trust Services Fees                           $*                       $*
--------------------------------------------- ------------- ---------------- --------------------------

The initial monthly Back Office Trust Services fee will begin on the date Back Office Trust Services are first provided. The monthly Base Services fee will be fixed annually and allow up to * % asset growth within that year for no additional fees. The fixed fee will be recalculated annually on March 31 (beginning March 31, 2003), and determined by multiplying the total fair market
value of all trust  accounts  by  $*           (adjusted  each year as  provided
herein).  Any growth  within a year beyond * % of the fair market value of trust accounts  of  Client  at the  beginning  of such  year  will be  charged  at the
applicable rates as defined above (currently  $*         ).  Any acquisitions by
Client, which result in a change in the number of accounts or asset value being processed by Fiserv, may result in a recalculation of the fixed fee.



  Material incidated by an asterisk ("*") has been omitted and filed separately with the SEC.

                                                                Exhibit E - 3
                               Hours of Operation

     Back Office Trust Services will be available in accordance with the following:

      Monday                 8:00 A.M. - 6:00 P.M.
      Tuesday                8:00 A.M. - 6:00 P.M.
      Wednesday              8:00 A.M. - 6:00 P.M.
      Thursday               8:00 A.M. - 6:00 P.M.
      Friday                 8:00 A.M. - 6:00 P.M.

     All times stated are Eastern Time. The Fiserv Back Office Trust Services Center will observe national holidays observed by the Federal Reserve System. Additional hours may be scheduled as mutually agreed.

                                                                Exhibit E - 4

                Back Office Trust Services Performance Standards

-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
No.      Processing Area / Task                    Task     Authorizing  Monitoring  Timeliness        Accuracy     Frequency
                                                   Owner
======== ========================================= ======== ============ =========== ================= ============ ===========
A.                    Trust Operations
         ----------------------------------------- -------- ------------ ----------- ----------------- ------------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
1.       Fiserv will process daily all data        Fiserv   Client       Fiserv      within 24 hours   98%          Daily
         entry components (i.e. new accounts,                                        of receipt of
         purchase and sale transactions,                                             complete and
         earnings, requested disbursements,                                          accurate
         adjustments to accounts, etc.)                                              items/information
                                                                                     within Hours of
                                                                                     Operation in
                                                                                     Exhibit E - 3
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
2.       Suspense, processing and general ledger   Fiserv   Client       Fiserv      within 48 hours   98%          Daily
         accounts will be reconciled daily and
         available to Client.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
3.       Copies of the previous week's proofs      Fiserv   Client       Fiserv      Monday            98%          Weekly
         will be presented to Client on Monday.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
4.       All trade orders received by 3:00 pm      Fiserv   Client       Fiserv      3:00pm Eastern    98%          Daily
         Eastern Time will be processed on the                                       Time
         same day as the transaction is
         requested.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
5.       New accounts will be set up within 24     Fiserv   Client       Fiserv      24 hours          98%          Daily
         hours of receipt of appropriate,
         complete and accurate documentation
         from Client by Fiserv.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
6.       Information concerning corporate          Fiserv   Client       Fiserv      48 hours          98%          Daily
         actions will be provided to trust
         administrators within 48 hours of
         receipt by Fiserv.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
7.       Client will direct Fiserv with regard     Client   Client       Fiserv      5 days            98%
         to any corporate action within 5
         business days after Client's receipt.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
8.       Fiserv will reconcile 97% of trust        Fiserv   Client       Fiserv      48 hours          98%          Daily
         account activities within 48 hours of
         receipt with remaining 3% (those more
         complicated) require 10 business days
         to clear up.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
9.       Income and principal distributions on     Fiserv   Client       Fiserv      3 days            91%          Monthly
         the common funds will be finalized
         within 3 business days after month end.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
10.      Provide to Client's auditors quarterly    Fiserv   Client       Fiserv      3 days            91%          Monthly
         calculations for the common funds
         within 3 business days after month end.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
11.      Statements will be mailed to customers    Fiserv   Client       Fiserv      3 days            91%          Monthly
         within 3 business days after receipt of
         auditor's approval of common fund
         calculations.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
12.      Tax reports will be provided to           Fiserv   Client       Fiserv      Regulatory        98%          Annual
         Client's customers prior to the                                             deadline
         regulatory due date.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
13.      For regulatory reports and information    Fiserv   Client       Fiserv      5 days prior to   98%
         filings, Fiserv will provide the data,                                      regulatory
         system reports, and standard queries by                                     deadline
         5 days prior to the regulatory due
         date, but the reports and filings must
         be filed by Client.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
14.      Performance measurement  data will be     Fiserv   Client       Fiserv      5th business day  91%          Monthly
         transmitted to third-party vendor by
         the 5th business day of the following
         month.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------
15.      Reports received from third party         Fiserv   Client       Fiserv      One business day  91%          Monthly
         vendor will be processed and delivered
         to Client within one day of receipt.
-------- ----------------------------------------- -------- ------------ ----------- ----------------- ------------ -----------

Reports. Within 15 days after the end of each calendar month, Fiserv shall transmit to Client via e-mail an appropriately detailed statement in a format mutually agreed by Client and Fiserv, which shall include (1)~a report, for the most recently ended calendar month, the then-current Measurement Period-to-date (if applicable) and the then-current calendar year-to-date, detailing Fiserv's compliance with the performance standards set forth in this Exhibit; and
(2)~such other reports as Client may reasonably request.


--------
1 Annual Increase: Shall be 3.5%.
2 Annual Increase: Shall be 3.5%.
3 Annual Increase: Shall be 3.5%.
4 Annual Increase: Shall be 3.5%.

Exhibit 13

TrustCo Bank Corp NY is a multi-bank holding company headquartered in Glenville, New York. The Company is the largest bank holding company headquartered in the Capital Region of New York State. The Company's principalsubsidiaries, Trustco Bank, National Association and Trustco Savings Bank, operate 56 community banking offices offering 38 drive-up windows and 50 Automatic Teller Machines throughout the Banks' market area. The Company serves 10 counties with a broad range of community banking services.

Financial Highlights

(dollars in thousands, except per share data)...........................Years ended December 31,

.....................................................................................................Percent
............................................................................2001..........2000.......Change
Income:
  Net interest income (TE).....................................        $102,416       102,526        (0.11)%
  Net income...................................................          45,510        41,702         9.13
Per Share (1):
  Basic earnings...............................................            .640          .590         8.47
  Diluted earnings.............................................            .618          .571         8.23
  Tangible book value..........................................            2.88          2.77         3.97
Average Balances:
  Assets.......................................................       2,488,169     2,372,926         4.86
  Loans, net...................................................       1,518,768     1,395,414         8.84
  Deposits.....................................................       2,027,650     1,985,803         2.11
  Shareholders' equity.........................................         202,848       175,973        15.27
Financial Ratios:
  Return on average assets.....................................            1.83%         1.76         3.98
  Return on average equity (2).................................           25.31         24.07         5.15
  Tier 1 capital to:
    Total average assets (leverage)............................            7.72          7.31         5.61
    Risk-adjusted assets.......................................           13.58         14.03        (3.21)
  Total capital to risk-adjusted assets........................           14.86         15.32        (3.00)
  Net loans charged off to average loans.......................             .27           .28        (3.57)
  Allowance for loan losses as a coverage of nonperforming loans            8.1x          4.8x       68.75
  Efficiency ratio.............................................           38.96         38.06         2.36
  Dividend payout ratio........................................           84.58         79.78         6.02



Per share information of common stock (1)
                                                                               Tangible  Range of Stock
.................................................Basic.....Diluted.......Cash.......Book......Price
..............................................Earnings....Earnings...Dividend      Value    High    Low
2000
  First quarter.........................        $.145        .141       .113       2.42   10.40    7.75
  Second quarter........................         .149        .144       .113       2.50    9.64    7.90
  Third quarter.........................         .152        .147       .113       2.60    9.88    8.42
  Fourth quarter........................         .144        .139       .130       2.77   11.36    8.48

2001
  First quarter.........................         .159        .154       .130       2.79   12.12    9.57
  Second quarter........................         .164        .159       .130       2.83   11.74    9.70
  Third quarter.........................         .163        .157       .130       2.87   14.25   11.16
  Fourth quarter........................         .154        .148       .150       2.88   13.50   11.26

(1) Adjusted for a 15% stock split in 2001 and 2000.
(2) Excludes the market adjustment on securities available for sale.

Table of Contents

Financial Highlights......................................1

Executive and Senior Officers
 of Trustco Banks........................................ 3

President's Message.......................................4

Management's Discussion and Analysis
 of Financial Condition and Results of Operations........ 6

Average Balances, Yields
 and Net Interest Margins................................12

Glossary of Terms........................................25

Management's Statement of Responsibilities...............26

Independent Auditors' Report.............................27

Consolidated Financial Statements and Notes..............28

Officers and Board of Directors..........................44

Officers of Trustco Banks............................... 45

Branch Locations.........................................46

General Information......................................47


TrustCo Mission Statement:

TrustCo will be the low cost provider of high quality services to our customers in the communities we serve and return to our owners an above average return on their investment.

Executive and Senior Officers of Trustco Banks


Executive Officers: Left to right: Robert T. Cushing, Senior Vice President and Chief Financial Officer, Operations, Accounting/Finance, Purchasing, Data Processing; Nancy A. McNamara, Senior Vice President,Commercial Lending, Trust Department, Compliance, Municipal Accounts; Robert A. McCormick, Chairman, President and Chief Executive Officer; Robert J. McCormick, Senior Vice President, Branch Administration, Retail Lending, Marketing/Community Relations, Facilities.



Senior Officers: Standing left to right: George W. Wickswat, Vice President, Purchasing/Facilities; Eric W. Schreck,Vice President, Commercial Lending; Phillip M. Cioppa, Vice President, Trust Department; Donald J. Csaposs,Administrative Vice President, Compliance; Dan iel R. Saullo, Vice President, Accounting; Thomas M. Poitras, Vice President, Branch Administration; William M. McCartan, Administrative Vice President, Trust Department; Scot R. Salvador, Administrative Vice President, Branch Administration. Seated left to right:Linda C. Christensen, Vice President, Accounting; Karen A. DeFeo, Vice President, Data Processing; Patrick J. LaPorta, Vice President, Trust; Henry C.Collins, Administrative Vice President, General Counsel; John C. Fay, Auditor; Robert M. Leonard, Vice President, Marketing/Community Relations; Deborah K. Appel, Vice President, Operations; Cheri J. Parvis, Vice President, Human Resources.

President's Message

Dear Shareholder:

     2001 was another record year at TrustCo. Although others in our industry did well, few can match the TrustCo record of sustained superior performance. We are grateful to our employees and Board of Directors for their strong support and enthusiasm.
     During 2001, shareholder value continued in the right direction with net income at $45.5 million, up a significant 9% over 2000. Return on average equity
(ROE), our most important measurement, was 25.31% up from 24.07% in 2000. TrustCo's enviable five-year ROE was 22.72% and we have aggressive plans to produce a 26% ROE in 2002.
     TrustCo's world-class efficiency ratio was 39% for 2001. This measurement is one of the best tests to identify effective expense controls and productivity.
     During 2001, we issued a 15% stock split maintaining the cash dividend level on the issued shares, effectively increasing dividend income for TrustCo owners by 15%.The quarterly cash dividend has increased at a 17.42% compounded annual rate over the las t ten years, resulting in TrustCo's recognition in the 2001 Edition of Mergent's Dividend Achievers.
     A lot has been written about aggressive accounting practices and off balance sheet risk. I am pleased to report TrustCo does not engage in activities involving any instrument commonly referred to as derivatives. I believe these instruments pose a high degree of risk, and that investing in them is unnecessary.
     We have often discussed our philosophy of returning any excess capital to theshareholders while maintaining sufficient capital to meet the regulatory definition of"well capitalized." Therefore, in 2001 84.58% of net income was paid to shareholders in c ash dividends.
     TrustCo's branch office expansion program continues. We opened two additional branches during 2001 and relocated our Route 7 Office to a more visible and accessible location. Our plans call for aggressive branch expansion in 2002 targeting territories within and outside the Capital Region.
     The quality of the loan portfolio is excellent, and our allowance for loan loss ratios and other asset quality indicators remain strong.
     In 2001 Kenneth C. Petersen retired after years of dedicated service as a TrustCo director. We thank him and wish him well in the future.
     There were a number of Senior staff changes during 2001. Robert J. McCormickwas named Senior Vice President with responsibility for Branch Administration, Retail Lending, Marketing/Community Relations and Facilities. Donald J. Csaposs andScot R. Salvad or were elevated to Administrative Vice Presidents and Thomas M. Poitras and Phillip M. Cioppa were named Vice Presidents. Recently Daniel R. Saullo was also promoted to Vice President. I believe that the TrustCo management team has the experience and ability to continue to lead the Company along the road of accomplishment and prosperity in the future.
     2001 was a year in which average assets of $2.488 billion grew by $115.2 million, an increase of 4.86%. This solid performance will provide us with investment opportunities going forward. Our loan portfolio grew by 8.8% on average during 2001 with continued emphasis on the retail side of the product mix.
     During 2001, we evaluated a number of acquisition opportunities. Unfortunately, we were not successful. Our approach to acquisitions is quite simple - we are extremely careful to avoid damage to shareholder value in the existing TrustCo franchise.

     Our Trust Department, which currently manages assets in excess of $1.23 billion has ambitious expectations for 2002 and continues moving forward.
     In 2001 TrustCo's stock price provided shareholders a twelve month total return of 24.2%, compared to an 11.8% loss for the Standard and Poors 500 Index and a 6.5% gain for the Standard and Poors 600 Small Cap index of which TrustCo is a component.
     On June 9, 2002 TrustCo will celebrate its 100th anniversary. We thank all of our past and present employees for making TrustCo the largest and most profitable bankingcompany headquartered in the Capital Region.
     Our community needs have expanded, and TrustCo has responded appropriately.Our staff involvement with hundreds of nonprofit agencies throughout our market area,coupled with financial support from TrustCo, has received increased public awareness.
     We are enthusiastic about TrustCo's future. It is our intention at every level in the Company to continue our past success into the future. Our products are tailored to the needs of our community, we have an unmatched employee team to deliver them, and a management style that can adapt almost immediately to any change the marketplace may bring.
     We are sure the combination mentioned above and enthusiastic commitment of the Board of Directors will ensure our continued success in the years ahead, whatever the banking environment.

Sincerely,
Robert A. McCormick,
Chairman, President and
Chief Executive Officer

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial review which follows will focus on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY (the "Company" or "TrustCo"), Trustco Bank, National Association and its operating subsidiary Trustco Realty Corp., and Trustco Savings Bank (acquired in 2000) during 2001 and, in summary form, the two preceding years. Trustco Bank, National Association and Trustco Savings Bank are referred to as Trustco Banks inthis analysis. Net inter est income and net interest margin are presented in this discussion on a taxable equivalent basis. Balances discussed are dailyaverages unless other wise described. Theconsolidated financial state ments and related notes and the quarterly reports to shareholders for 2001 should be read in conjunction with this review. Certain amounts in years prior to 2001 have been reclassified to conform with the 2001 presentation.
     All per share information has been adjusted for the 15% stock split in 2001.

Overview
     TrustCo recorded net income of $45.5 million or $0.618 of diluted earnings per share for the year ended December 31, 2001, compared to $41.7 million or $0.571 per share for the year ended December 31, 2000. This represents an increaseof 9.1% in net income between 2001 and 2000.
     During 2001, the following had a significant effect on net income:

     . an increase in the average balance of interestearning assets of $84.3 million offset by a reduction of 16 basis points in the net interest margin between 2000 and 2001,

     . the recognition of net securities gains of $4.5 million in 2001 compared to net securities losses of $5.0 million recorded in 2000,


Return on Equity
     22.52%      24.07%     25.31%
     1999        2000       2001
[chart omitted]


     . an increase in noninterest expense of $3.5 million to $51.3 million for 2001 resulting in an efficiency ratio of 38.96%, and

     . a reduction in the marginal tax rate as a result of increased investments in tax advantaged securities in 2001 and the implementation of other tax planning strategies.


MIX OF AVERAGE EARNING ASSETS
(dollars in thousands)
                                                                                                          Components of
..................................................................                                     Total Earning Assets
                                                                              01-00       00-99      .......................
..........................              2001.........2000....... 1999.........Change......Change........2001.....2000.....1999
Loans, net of unearned income..  $1,518,768    1,395,414   1,329,458        123,354      65,956        63.9%    60.9     56.9

Securities available for sale:
  U.S. Treasuries and agencies..    167,348      209,033     172,411        (41,685)     36,622         7.0      9.1      7.4
  States and political subdivisions.203,247      150,262     134,447         52,985      15,815         8.6      6.6      5.7
  Mortgage-backed securities....... 134,472      207,453     242,217        (72,981)    (34,764)        5.7      9.1     10.4
  Other............................  76,602       87,706     134,715        (11,104)    (47,009)        3.2      3.8      5.8
  Total securities available
    for sale....................... 581,669      654,454     683,790        (72,785)    (29,336)       24.5     28.6     29.3

Federal funds sold................. 271,848      237,894     321,422         33,954     (83,528)       11.4     10.3     13.8
Other short-term investments.......   4,074        4,332       1,012           (258)      3,320         0.2      0.2       -

Total earning assets.............$2,376,359    2,292,094   2,335,682         84,265     (43,588)      100.0%   100.0    100.0



     TrustCo has performed well with respect to a number of key performance ratios during 2001 and 2000, including:
     . return on equity of 25.31% for 2001 and 24.07% for 2000, . return on assets of 1.83% for 2001 and 1.76% for 2000, and . operating efficiency ratio of 38.96% for 2001 and 38.06% for 2000.

Acquisition
     During the third quarter 2000, TrustCo acquired Landmark Financial Corporation and its wholly owned subsidiary, Landmark Community Bank, in a purchase business combination. The fair value of Landmark's assets was $26.2 million and the fair value of Landmark's liabilities was $24.3 million at the time of the acquisition. The total cost was approximately $3.4 million. Goodwill of approximately $1.5 million was recognized as a result of the acquisition.
     As a result of the relative immateriality of the balances acquired in the Landmark acquisition, the following discussion does not separately identify the change in balances due to the acquisition.

Asset/Liability Management
     In managing its balance sheet, TrustCo utilizes funding and capital sources within sound credit, investment, interest rate, and liquidity risk guidelines. Loans and securities (including federal funds sold) are the Company's primary earning assets. Average interest earning assets were 95.5% and 96.6% of average total assets for 2001 and 2000, respectively.
     TrustCo, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit banking products offered within the markets served by the Company. TrustCo does not actively seek to attract out-of-area deposits or so called hot money; rather the Company focuses on core relationships with both depositors and borrowers.
     TrustCo's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies thatshould provide sufficient reward for understoodand controlled risk. The Company is deliberate inits effort to maintain adequate liquidity underprevailing and projected economic conditions, and to maintain an efficient and appropriate mix of core deposit relationships.
     The Company relies on traditional banking investment instruments and its large base of core deposits to help in asset/liability management.



LOAN PORTFOLIO


(dollars in thousands)                                Average Balances

                         2001                     2000                 1999                 1998                    1997
                    Amount   Percent         Amount  Percent      Amount  Percent       Amount  Percent         Amount  Percent
Residential.....$1,165,685      76.7%    $1,043,369     74.7%   $975,803     73.3%    $937,094     71.4%      $848,105    67.2%
Commercial.........205,514      13.5        195,048     14.0     189,407     14.3      189,542     14.4        204,502    16.2
Home equity line
of credit..........125,778       8.3        134,459      9.6     141,488     10.6      158,939     12.1        178,597    14.1
Installment.........22,687       1.5         23,471      1.7      23,725      1.8       27,530      2.1         30,931     2.5

Total loans.....$1,519,664     100.0%     1,396,347    100.0%  1,330,423    100.0%   1,313,105    100.0%     1,262,135   100.0%
Less:Unearned income...896                      933                  965                 1,138                   1,364
     Allowance for
     loan losses....57,398                   56,362               56,449                55,208                  53,173

Net loans.......$1,461,370                1,339,052            1,273,009             1,256,759               1,207,598

 Interest Rates
     TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and ratespaid on deposits and charged on loans. Theabsolute level of interest rates, changes in rates, and customer s' expectations with respect to the direction of interest rates have a significant impact on thevolume of loan and deposit originations in any particular year.
     During 2000 and 2001 interest rates have moved dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 5.50% at the beginning of 2000, increased to 6.50% by year end 2000 and then was reduced 11 times during the year. By year end 2001 the federal funds rate was 1.75%. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 8.50% on January 1, 2000, increased to 9.50% during the year and then decreased to 4.75% by year end 2001.

Taxable Equivalent
Net Interest Income (dollars in millions)
     $97.2     $102.5    $102.4
      1999      2000      2001
[chart omitted]

   The principal loan product for TrustCo is resi-dential real estate loans. Interest rates on newresidential real estate loan originations areinfluenced principally by the rates established by secondary market participants such as Freddie Mac and Fannie Mae. Because TrustCo is a portfolio lender and does not sell any loans into thesecondary market, the Company establishes rates that are appropriate in light of the long-term natureof residential real estate loans while remainingcompetitive with the s econdary market rates. During 2001 the Company was very successful in marketing the unique aspects of TrustCo's residential mortgage loan products, which coupled with the relatively low interest rates, created an opportunity for TrustCo to increase the average balance of this product by $122.3 million.
     Interest rates paid on deposits decreased as a result of the overall reductions in interest rates in the marketplace. TrustCo offered interest rates on deposit products that were competitive with other local financial institutions while at the same time recognizing the overall reduction in rates in themarketplace. As a result of the low interest rateenvironment certain
customers    responded    to    these    marketplace    changes    by   opening
short-termcertificates of deposit or placing their funds insavings accounts.

 Earning Assets
     Average earning assets during 2001 were $2.38billion, which was an increase of $84.3 million from the prior year. The increase in the average balance of earning assets was primarily the result of $123.4 million growth in the average balance of loans, o ffset by a reduction of $72.8 million in the average balance of securities. Also during 2001, the average balance of federal funds sold and other short-term investments increased by $33.7 million between 2000 and 2001.
     Total average assets were $2.49 billion for 2001 and $2.37 billion for 2000.
     The table "Mix of Average Earning Assets" on page 6 shows how the mix of the earning assets has changed over the last three years. While the growth in earning assets is critical to improved profitability, changes in the mix also have a significant impact on income levels.
     Loans: Average total loans increased $123.4million, or 8.8%, during 2001. Interest income on the loan portfolio increased to $119.5 million in 2001 from $114.2 million in 2000. The average yield decreased from 8.19% in 2000 to 7.87% in 2001.
     The steady growth of the loan portfolio contributed significantly to the increased earnings results for 2001. TrustCo has distinguished itself in the Upstate New York region as one of the principal originators of residential real estate loans. Through aggressive marketing and pricing and a customer-friendly service delivery network, TrustCo has increased the average balance of the residential real estate loan portfolio to $1.17 billion, an increase of $122.3 million, or 11.7%. Income on residential real estate loans increased to $90.5 million in 2001 from $81.7 million in 2000. The yield on the portfolio decreased to 7.76% for 2001 from 7.83% in 2000 due to general changes in retail rates in the marketplace.
     The overwhelming majority of TrustCo's real estate loans are secured by properties within the Banks' market area. Management's specific knowledge of local market conditions and trends is considered a benefit both for marketing and collection pur poses. During 2001, management continued its established practice of retaining all new loan originations in the Banks' portfolio rather than selling them in the secondary market. This practice positions TrustCo to respond quickly to customer and market needs by allowing TrustCo and the customers to interact on a one-to-one basis. This practice also allows TrustCo to respond quickly to changes in interest rates or closing costs offered by competitors. The overall result is that TrustCo is able to develop long-term business relationships with customers and meet their needs quickly.
     Average commercial loans of $205.5 million in 2001 increased 5.4% from the $195.0 million in 2000. The average yield on the commercial loan portfolio decreased to 8.48% for 2001 compared to 8.87% for 2000. This resulted in income on commercial loans of $17.4 million in 2001 and $17.3 million in 2000.



MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(dollars in thousands)
  December 31, 2001
                                                           After 1 Year
                                   In 1 Year                 But Within           After
                                     or Less                    5 Years         5 Years            Total

Commercial.....................      $49,585                     68,899          93,762          212,246
Real estate construction.......       12,214                          -               -           12,214

Total..........................      $61,799                     68,899          93,762          224,460

Predetermined rates............      $17,187                     68,171          93,762          179,120
Floating rates.................       44,612                        728               -           45,340

Total..........................      $61,799                     68,899          93,762          224,460


     TrustCo strives to maintain strong asset qualityin all segments of its loan portfolio, especially commercial loans. Competition for commercial loanscontinues to be very intense in Trustco Banks'market region. Trustco Banks compete with large money cen ter and regional banks as well as with smaller locally based banks and thrifts. Over the last several years, competition for commercial loans has intensified as smaller banks and thrifts have tried to develop commercial loan portfolios. To do this,some are reducing interest rates and underwriting standards.
     TrustCo's commercial lending activities are focused on balancing the Company's commitment to meeting the credit needs of businesses in its market area with the necessity of managing its credit risk. In accordance with these goals, the Company has consistently emphasized the origination of loans within its market area. The portfolio contains no foreign loans, nor does it contain any significant concentrations of credit to any single borrower or industry. The commercial loan portfolio reflects the diversity of businesses found in the Capital Region's economy. Light manufacturing, retail, service, and real estate related business are a few examples of the types of businesses located in the Company's market area.
     TrustCo has a long-standing leadership position in the home equity credit line product in its market area. TrustCo was one of the first financial institutions in the Capital Region to aggressively market and originate this product, and has developed significant expertise with respect to its risks and rewards. During 2001, the average balance of home equity credit lines was $125.8 million, down from $134.5 million in 2000. The home equity credit line product has developed into a significant business line for most financial services companies. Trustco Banks compete with both regional and national concerns for these lines of credit and face stiff competition with respect to interest rates, closing costs, and customer service for these loans. TrustCo continuously reviews changes made bycompetitors with respect to the home equity creditline product and adjusts its offerings to remaincompetitive. The average yield decreased to 7.02%for 2001 from 9.19% in 2000. This resulted in interest income on home equity credit lines of $8.8 million in 2001, compared to $12.4 million in 2000.

     The average balance of installment loans, net of unearned income, decreased to $21.8 million in 2001 from $22.5 million in 2000. The yield on installment loans decreased 11 basis points to 12.77% in 2001, resulting in interest income of $2.8 million.

Securities available for sale:The portfolio of securities available for sale is managed by the Company to take full advantage of changes in interest rates. Securities available for sale are used primarily for liquidity purposes while simultaneously producing earnings, and are managed under a policy detailing the types, duration, and interest rates acceptable in the portfolio.
     The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time. However, these securities are available for sale in response to changes in market interest rates, related changes in prepayment risk, needs for liquidity, or changes in the availability of and yield on alternative investments.
     At December 31, 2001, securities available for sale amounted to $587.1 million, compared to $605.3 million at year end 2000. For 2001, the average balance of securities available for sale was $581.7 million with an average yield of 7.71%, compared to an average balance in 2000 of $654.5 million with an average yield of 7.44%.


Securities available for sale

(dollars in thousands)

                                                                          As of December 31,
                                             2001                                 2000                             1999
                                  Amortized         Market           Amortized            Market         Amortized         Market
                                       Cost          Value                Cost             Value              Cost          Value


  U.S. Treasuries and agencies..   $155,902        160,372             184,848           189,562           189,207        185,978
  States and political subdivisions.213,341        216,566             167,389           173,195           136,203        132,560
  Mortgage-backed securities....     93,626         96,621             184,944           188,602           211,450        205,558
  Other.........................     17,614         17,613                 650               650            81,834         80,732

    Total debt securities
      available for sale........    480,483        491,172             537,831           552,009           618,694        604,828

  Equity securities.............     69,984         95,928              32,798            53,275            26,274         36,002

    Total securities available
      for sale..................   $550,467        587,100             570,629           605,284           644,968        640,830


    The  table,   "Securities   Portfolio  Maturity  Distribution  and  Yield,"
distributes the securities available for sale portfolio as of December 31, 2001, based on the final maturity of the securities. Mortgage-backed securities are stated using estimated average life, and equity securities are excluded. Actual maturities may differ from contractual maturities because of securitiesprepayments and the right of certain issuers to callor prepay their obligations without penalty.



SECURITIES PORTFOLIO MATURITY DISTRIBUTION AND YIELD
Debt securities available for sale:


(dollars in thousands)                                 As of December 31, 2001

                                                               Maturing:
                                               After 1           After 5
                                  Within    But Within        But Within             After
                                  1 Year       5 Years          10 Years          10 Years           Total
U.S. Treasuries and agencies
  Amortized cost.................$10,000        35,771            97,259            12,872         155,902
  Market value................... 10,126        37,122           100,656            12,468         160,372
  Weighted average rate..........   6.78%         6.06              7.64              7.04            7.17

States and political subdivisions
  Amortized cost.................$ 1,428         1,871             7,024           203,018         213,341
  Market value...................  1,444         1,910             7,316           205,896         216,566
  Weighted average rate..........   4.82%         5.28              5.71              5.56            5.56

Mortgage-backed securities
  Amortized cost..................  $ 45           347             5,835            87,399          93,626
  Market value....................    46           363             5,862            90,350          96,621
  Weighted average rate...........  8.15%         7.80              5.70              7.54            7.42

Other
  Amortized cost..................  $ 50        10,763               -               6,801          17,614
  Market value....................    50        10,762               -               6,801          17,613
  Weighted average rate...........  6.50%         4.75               -                5.47            5.03

Total debt securities available for sale
  Amortized cost.................$11,523        48,752           110,118           310,090         480,483
  Market value................... 11,666        50,157           113,834           315,515         491,172
  Weighted average rate..........   6.54%         5.75              7.41              6.18            6.43

Weighted average rates have not been adjusted for any tax-equivalent factor.

 The taxable equivalent income earned on the securities portfolio in 2001 was $44.8 million,compared to $48.7 million earned in 2000. Theaverage balance of the securities portfolio decreased by $72.8 million between 2000 and 2001, while the average yield on the portfolio increased by 27 basis points during the same time period.
     During 2001, TrustCo recognized approximately $4.5 million of net gains from securities transactions, compared to approximately $5.0 million of net losses in 2000. Throughout 2001, TrustCo sold securities to provide liquidity for potential reinvestment at higher interest rates. This created liquidity and eliminated lower yielding assets from the securities portfolio. At year end 2001, TrustCo continued to have significant liquidity in the form of $338.5 million of federal funds sold and other short-term investments.



SECURITIES PORTFOLIO MATURITY AND CALL DATE DISTRIBUTION


Debt securities available for sale:


(dollars in thousands)                                             As of December 31, 2001
                                                         Based on                        Based on
                                                         Final Maturity                  Call Date


                                                  Amortized         Market        Amortized         Market
                                                       Cost          Value             Cost          Value
Within 1 year......................................$ 11,523         11,666          112,413        114,285
1 to 5 years.......................................  48,752         50,157          174,601        182,471
5 to 10 years...................................... 110,118        113,834          146,926        148,253
After 10 years..................................... 310,090        315,515           46,543         46,163

  Total debt securities available for sale.........$480,483        491,172          480,483        491,172


    TrustCo has not invested in any exotic investment products such as interest rate swaps, forward placement contracts, or other instruments commonly referred to as derivatives. By actively managing a portfolio of high quality securities, TrustCo can meet the objectives of asset/liability management and liquidity, while at the same time producing a constant earnings stream that meets or exceeds alternative rates offered in the marketplace.
     Securities available for sale are recorded at their fair value, with any unrealized gains or losses, net of taxes, recognized as a component of shareholders' equity. Average balances of securities available for sale are stated at amortized cost. At December 31, 2001 and 2000, the market value of TrustCo's portfolio of securities available for sale carried netunrealized gains of approximately $36.6 million and $34.7 million, respectively.

     Maturity and call dates of securities: Many of the securities in the investment portfolio have a call date in addition to the stated maturity date. Call dates allow the issuer to redeem the bonds prior to maturity at specified dates and at predetermined prices. Normally, securities are redeemed at the call date when the issuer can reissuethe bond at a lower interest rate. Therefore, for cash flow, liquidity and interest rate management purposes, it is important to monitor both maturity dates and call dates. The table above details the portfolio of securities available for sale by both maturity date and call date as of December 31, 2001. Mortgage-backed securities are reported using an estimate of average life; equity securities are excluded.

Federal funds sold: During 2001, the average balance of federal funds sold was $271.8 million, a $34.0 million increase from $237.9 million in 2000. The average rate earned on these assets was 3.96% in 2001 and 6.31% in 2000. TrustCo utilizes this category of earning assets as a means of main-tainin g strong liquidity as interest rates change.
     During 2000 and 2001, the target federal funds rate set by the Federal Open Market Committee (FOMC) changed significantly as describedpreviously. The securities available for sale portfoliois significantly affected by changes in the targetfederal fund s rate as are all market instruments. As rates were changing during 2000 and 2001, TrustCo took advantage of these opportunities to reinvest excess liquidity in higher yielding securities when available.



AVERAGE BALANCES, YIELDS AND NET INTEREST MARGINS
(dollars in thousands)                   2001                                    2000                                 1999
                                         Interest                                Interest                             Interest
                             Average     Income/      Average        Average    Income/    Average        Average  Income/   Average
                             Balance     Expense      Rate           Balance    Expense       Rate        Balance  Expense      Rate
Assets
  Loans, net of unearned..
income....................  $1,518,768   119,507      7.87%          1,395,414  114,243      8.19%       1,329,458  106,933    8.04%

  Securities available for sale:
     U.S. Treasuries and
     agencies.............     167,348    12,083      7.22             209,033   15,748      7.53          172,411   12,530    7.27
     States and political
     subdivisions.........     203,247    16,305      8.02             150,262   12,095      8.05          134,447   10,724    7.98
     Mortgage-backed securities134,472    10,653      7.92             207,453   15,050      7.25          242,217   16,322    6.74
     Other................      76,602     5,782      7.55              87,706    5,774      6.58          134,715    8,613    6.39

     Total securities available
     for sale.............     581,669    44,823      7.71             654,454   48,667      7.44          683,790   48,189    7.05

  Federal funds sold......     271,848    10,755      3.96             237,894   15,003      6.31          321,422   16,031    4.99

  Other short-term investments...4,074        94      2.30               4,332      261      6.03            1,012       55    5.41

     Total interest earning
     assets.............     2,376,359   175,179      7.37%          2,292,094  178,174      7.77%       2,335,682  171,208    7.33%

  Allowance for loan losses....(57,398)                                (56,362)                            (56,449)
  Cash and noninterest
earning assets..........       169,208                                 137,194                             131,962

     Total assets.......    $2,488,169                               2,372,926                           2,411,195

Liabilities and shareholders' equity
  Interest bearing deposits:
     Interest bearing
     checking accounts..     $ 283,165     3,004      1.06%            271,138    2,890      1.07%         264,742    2,818    1.06%
     Savings............       617,024    15,574      2.52             623,892   16,859      2.70          661,888   17,887    2.70
     Time deposits and money
     markets............       946,332    47,485      5.02             921,629   47,197      5.12          963,145   47,336    4.91

     Total interest
     bearing deposits...     1,846,521    66,063      3.58           1,816,659   66,946     3.69         1,889,775   68,041    3.60

  Short-term borrowings.       205,821     6,655      3.23             164,114    8,667     5.28           146,667    5,972    4.07

  Long-term debt........           758        45      5.90                 596       35     5.82                 -        -       -

     Total interest bearing
     liabilities........     2,053,100    72,763      3.54%          1,981,369   75,648     3.82%        2,036,442   74,013    3.63%

  Demand deposits.......       181,129                                 169,144                             153,374
  Other liabilities.....        51,092                                  46,440                              41,895
  Shareholders' equity..       202,848                                 175,973                             179,484

     Total liabilities and
     shareholders' equity...$2,488,169                               2,372,926                           2,411,195

Net interest income.........             102,416                                102,526                              97,195

Net interest spread.........                          3.83%                                 3.95%                              3.70%
Net interest margin (net interest income
  to total interest earning assets).....              4.31                                  4.47                               4.16

Portions  of  income  earned  on  certain  commercial  loans,  U.S.   Government
obligations,  obligations  of states  and  political  subdivisions,  and  equity
securities   are  exempt  from  federal  and/or  state   taxation.   Appropriate
adjustments  have been made to reflect the  equivalent  amount of taxable income that would have been  necessary to generate an equal amount of after tax income.
Federal  and New  York  State  tax  rates  used  to  calculate  income  on a tax
equivalent   basis  were  35.0%  and  8.5%,   for  2001,  and  35.0%  and  9.0%,
respectively,  for 2000, and 1999.  Theaverage balances of securities  available for sale were calculated using amortized costs for these securities. Included in the balance of share holders'  equity is $23.0 million,  $2.7 million,  and $9.9 million in 2001, 2000, and 1999, respectively,  of unrealized appreciation,  net of tax, in the available for sale  securities  portfolio.  Nonaccrual  loans are included in average loans.


Funding Sources
     TrustCo utilizes various traditional sources of funds to support its asset portfolio. The following table, "Mix of Average Sources of Funding," presents the various categories of funds used and the corresponding average balances for each of the last three years.



MIX OF AVERAGE SOURCES OF FUNDING
(dollars in thousands)

                                                                                         Components of
                                                                 01-00      00-99        Total Funding
                             2001         2000        1999      Change     Change      2001     2000   1999
Demand deposits......   $ 181,129      169,144     153,374      11,985     15,770       8.1%     7.9    7.0
Retail deposits:
  Savings............     617,024      623,892     661,888      (6,868)   (37,996)     27.6     29.0   30.2
  Time deposits under
  $100 thousand......     751,612      744,958     785,151       6,654    (40,193)     33.6     34.6   35.9
  Interest bearing
  checking accounts..     283,165      271,138     264,742      12,027      6,396      12.7     12.6   12.1
  Money market deposits....64,350       57,946      59,953       6,404     (2,007)      2.9      2.7    2.7

  Total retail deposits.1,716,151    1,697,934   1,771,734      18,217    (73,800)     76.8     78.9   80.9

  Total core deposits...1,897,280    1,867,078   1,925,108      30,202    (58,030)     84.9     86.8   87.9

Time deposits over
$100 thousand.......      130,370      118,725     118,041      11,645        684       5.9      5.6    5.4
Short-term borrowings..   205,821      164,114     146,667      41,707     17,447       9.2      7.6    6.7
Long-term debt.........       758          596           -         162        596         -        -      -

  Total purchased
  liabilities.........    336,949      283,435     264,708      53,514     18,727      15.1     13.2   12.1
  Total sources
  of funding.......... $2,234,229    2,150,513   2,189,816      83,716    (39,303)    100.0%   100.0  100.0


AVERAGE DEPOSITS BY TYPE OF DEPOSITOR

(dollars in thousands)
                                                                           Years Ended December 31,

                                                        2001          2000          1999          1998          1997
Individuals, partnerships and corporations......  $1,947,700     1,922,399     1,984,359     2,009,296     1,924,606
U.S. Government.................................          83            79            92           100            62
States and political subdivisions...............      64,811        49,651        45,223        45,715        44,839
Other (certified and official checks, etc.).....      15,056        13,674        13,475        13,614        11,716

  Total average deposits by type of depositor...  $2,027,650     1,985,803     2,043,149     2,068,725     1,981,223


Deposits: Average total deposits (including time deposits greater than $100 thousand) were $2.03billion in 2001, compared to $1.99 billion in 2000, an increase of $41.8 million. Increases were noted in interest bearing checking accounts, money market, time deposit and demand deposit accounts. The average balance of interest bearing checking accounts increased by $12.0 million to $283.2 million in 2001. Money market accounts had an average balance of $64.4 million in 2001 compared to $57.9 million in 2000. Time deposits increased on average by $18.3 million and demand deposits increased by $12.0 million during 2001 compared to 2000.
     The increase in demand deposits is noteworthy because these accounts represent the principal banking relationship for most customers. The increase in demand deposits reflects the impact of the new branch offices opened since 1995, and the continuing focus at TrustCo on providing core banking services faster, cheaper, and better than its competitors. The TrustCo demand deposit account has one of the lowest minimum balance requirements of any financial institution operating in the same banking territory.
     These increases in demand deposits were offset by a $6.9 million decrease in savings accounts during the same period.
     For 2001, TrustCo had an average of $130.4 million of time deposits with balances greater than $100 thousand. The vast majority of these accounts are retail in nature and represent traditional TrustCo customers attracted to the Banks by the same factors as other banking customers. TrustCo does not offer these depositors any differential in interest rates, services, or terms compared to other retail customers.
     The overall cost of interest bearing deposits was 3.58% in 2001 compared to 3.69% in 2000. The increase in the average balance of interest bearing deposits, offset by an 11 basis point decrease in the average cost, resulted in a decrease of approximately $900 thousand in interest expense to $66.1 million in 2001.
     The Company strives to maintain competitive rates on deposit accounts and to attract customers through a combination of competitive interest rates, quality customer service, and convenient banking locations. In this fashion, TrustCo is able to attract deposit customers looking for a long-term banking relationship, and to cross sell banking services utilizing the deposit account relationship as the starting point.

MATURITY OF TIME DEPOSITS OVER $100 THOUSAND
(dollars in thousands)    As of December 31, 2001
Under 3 months......................      $41,500
3 to 6 months ......................       26,383
6 to 12 months .....................       28,993
Over 12 months......................       32,011

Total...............................     $128,887

Other funding sources: The Company had $205.8 million of average short-term borrowings outstanding during 2001 compared to $164.1 million in 2000. The average cost of short-term borrowings was 5.28% in 2000 and 3.23% in 2001. This resulted in a decrease in interest expense of approximately $2.0 million.
     A majority of short-term borrowing consists of the Trustco Short-Term Investment Account, which was developed by Trustco Bank to facilitate overnight deposits from the Company's Trust Department. Daily balances are transferred by the Trust Department into this account, and are collateralized by securities owned by Trustco Bank.


VOLUME AND YIELD ANALYSIS

(dollars in thousands)                               2001 vs. 2000                                        2000 vs. 1999

                                         Increase       Due to            Due to            Increase        Due to        Due to
                                        (Decrease)      Volume              Rate           (Decrease)       Volume          Rate
Interest income (TE):
  Federal funds sold...............    $(4,248)         1,920            (6,168)           (1,028)         (4,712)        3,684
  Other short-term investments.....       (167)           (15)             (152)              206             199            71
  Securities available for sale:
    Taxable........................    (10,168)       (11,607)            1,439              (893)         (2,802)        1,909
    Tax-exempt.....................      6,324          6,365               (41)            1,371           1,272            99
    Total securities available
      for sale.....................     (3,844)        (5,242)            1,398               478          (1,530)        2,008

  Loans............................      5,264          9,552            (4,288)            7,310           5,180         2,130

    Total interest income..........     (2,995)         6,215            (9,210)            6,966            (863)        7,829

Interest expense:
  Interest bearing checking accounts....   114            128               (14)               72              68             4
  Savings...............................(1,285)          (185)           (1,100)           (1,028)         (1,028)            -
  Time deposits
    and money markets...................   288          1,127              (839)             (139)         (2,097)        1,958
  Short-term borrowings.................(2,012)         1,865            (3,877)            2,695             770         1,925
  Long-term debt........................    10             10                 -                35              35             -

     Total interest expense.............(2,885)         2,945            (5,830)            1,635          (2,252)        3,887

     Net interest income (TE)........... $(110)         3,270            (3,380)            5,331           1,389         3,942

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on the percentage relationship of such variances to each other.


Capital Resources
     Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios and to qualify as a well-capitalized bank in accordance with federal regulatory requirements. Historically, most of the Company's capital requirements have been provided through retained earnings generated. New issues of equity securities have not been required to support the Company's growth.
     A basic element of TrustCo's operating philosophy is that the Company will not retain excess capital. All capital generated by the Company that is in excess of the levels considered by management to be necessary for the safe and sound operation of the Company has been distributed to the shareholders in the form of cash dividends. Consequently, the capital ratios that are maintained are adequate but not excessive. This philosophy has led to a dividend payout ratio of 84.6% of net income for 2001, 79.8% for 2000, and 79.2% for 1999. These are significant payouts to the Company's shareholders and are considered by management to be a prudent use of excess capital. As to the likelihood of future dividends, it is currently anticipated that the philosophy stated above will continue in 2002 and, where appropriate, the Board of Directors will declare dividends consistent with that operating philosophy.
     TrustCo's Tier 1 capital was $183.2 million or 13.58% of risk-adjusted assets at December 31, 2001, and $174.3 million or 14.03% of risk-adjusted assets at December 31, 2000. Tier 1 capital to average assets at December 31, 2001 was 7.72%, as compared to 7.31% at year end 2000. At December 31, 2001 and 2000, each of the Trustco Banks met their respective regulators' definitions of well capitalized institutions.


Dividends per Share
     $.425    $.471    $.541
      1999     2000     2001
[chart omitted]


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

Nonperforming Assets
     Nonperforming assets include loans in nonaccrual status, loans which have been treated as troubled debt restructurings, loans past due three payments or more and still accruing interest, and foreclosed real estate properties.
     Nonperforming assets at year end 2001 totaled $7.7 million, a decrease of $5.9 million from the balance of $13.6 million at year end 2000. Nonperforming loans decreased from $11.7 million in 2000 to $7.1 million at year end 2001. Nonperforming loans as a percentage of the total loan portfolio were 0.79% in 2000 and 0.45% in 2001. Given the trends in bankruptcies and real estate values which secure much of Trustco Banks' real estate loan portfolios, there continues to be concern about the level of nonperforming loans in the future.
     Included in nonperforming loans at year end 2001 were $1.1 million of loans in nonaccrual status. Loans past due three payments or more and still accruing interest amounted to $801 thousand, a decrease of $95 thousand from the 2000 year end balance. Restructured loans in 2000 were $6.4million, compared to $5.2 million in 2001. Adherence to sound underwriting standards and vigorous loan collection efforts have been cornerstones of the operating philosophy of TrustCo and have assisted the Company in avoiding many of the pitfalls that others in the banking community have experienced.

     All of the $7.1 million of nonperforming loans at December 31, 2001, are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. However, a significant portion of the charge offs for 2001 occurred in the residential real estate and retail consumer loan portfolios. During 2001, gross charge offs of these types of loans were $5.9 million (which represented 85% of total gross charge offs). In 2000, charge offs for these types of loans were $3.5million. There has been a shift of nonperforming loans and charge offs to the residential real estate and retail consumer loan portfolios for several reasons, including:

...the overall emphasis within TrustCo on residential real estate originations, ...the relatively weak economic environment in the Upstate New York market, and ...the reduction in real estate values that has occurred in much of TrustCo's market area since the middle of the 1990's, resulting in a reduction in the value of the collateral that supports the real estate loans.

     Consumer defaults and bankruptcies have increased dramatically over the last several years, and this has led to an increase in defaults on loans.
     TrustCo strives to identify borrowers that are experiencing financial difficulties, and to work aggressively to minimize losses.
     TrustCo has a diversified loan portfolio which includes a significant balance of residential mortgage loans to borrowers in the Capital Region and avoids concentrations to any one borrower or any single industry.
     Nonperforming assets at year end 2001 include $603 thousand of foreclosed properties, compared to $1.9 million at year end 2000. Once it is determined that a borrower is unable to repay the loan balance, TrustCo takes appropriate action with respect to the collateral securing the loan balance. Once properties are included in the foreclosed properties category, management takes decisive action to dispose of them quickly. Management believes that the $603 thousand balance of foreclosed properties is realizable in the normal process of liquidating these properties.
     Management is aware of no other loans in the Banks' portfolio that pose significant risk of the eventual non-collection of principal and interest. As of December 31, 2001, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.
     TrustCo has no advances to borrowers or projects located outside the United States.



NONPERFORMING ASSETS

(dollars in thousands)
                                                                         As of December 31,

                                                   2001           2000           1999          1998           1997

Loans in nonaccrual status.................      $1,090          4,395          4,433         7,147          6,298
Loans past due 3 payments or more..........         801            896            509         1,454          1,060
Restructured loans.........................       5,159          6,370          4,979         3,782          3,294

Total nonperforming loans..................       7,050         11,661          9,921        12,383         10,652

Foreclosed real estate.....................         603          1,911          1,771         5,174          9,309

Total nonperforming assets.................     $ 7,653         13,572         11,692        17,557         19,961

Allowance for loan losses..................    $ 57,203         56,298         55,820        54,375         53,455
Allowance coverage of nonperforming loans..        8.11x          4.83           5.63          4.39           5.02
Nonperforming loans as a % of total loans..        0.45%          0.79           0.73          0.94           0.82
Nonperforming assets as a % of total assets        0.30           0.55           0.49          0.71           0.84


Allowance for
Loan Losses (dollars in millions)
     $55.8   $56.3   $57.2
      1999    2000    2001
[chart omitted]



Allowance for Loan Losses
     The balance in the allowance for loan losses has been accumulated over the years through periodic provisions, and is available to absorb losses on loans which management determines are uncollectible. The adequacy of the allowance is evaluated continuously, with emphasis on non-performing and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the loan portfolio's inherent risk.
     In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
...the magnitude and nature of recent loan charge offs and the shifting of charge offs to the residential real estate loan portfolio, ...the growth in the loan portfolio and the risks associated with the absolute balance of the loan portfolio in relation to the economic climate in the Banks' business territory,
...significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure, and dispose of collateral, and ...the relatively weak economic environment in the Upstate New York territory combined with declining real estate prices.

     Consumer bankruptcies and defaults in general have risen significantly during the 1990s. This trend appears to be continuing as a result of economic turmoil and consumers' easy access to large amounts of credit. Job growth in the Upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs. These trends continued in 2001, and are expected to continue in 2002.
     The table, "Summary of Loan Loss Experience" includes an analysis of the changes to the allowance for the past five years. Loans charged off in 2001 and 2000 were $7.0 million and $5.5 million, respectively. As previously noted, the mix of loan types giving rise to loan charge offs has shifted to the residential real estate portfolio. Recoveries were $3.0 million in 2001 and $1.6 million in 2000. The provision recorded on the consolidated income statement in 2001 was $4.9 million compared to $4.1 million in 2000.
     Net charge offs as a percentage of average loans were 0.27% and 0.28% in 2001 and 2000, respectively. The allowance for loan losses as a percentage of loans outstanding was 3.82% in 2000 and 3.67% in 2001. The Company has a policy of recognizing problem loan charge offs early and pursuing collection efforts aggressively. This policy of early intervention has proven to be a cornerstone of the strong lending performance that TrustCo has achieved.
     TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured since 1995 under a troubled debt restructuring, as impaired loans.

Allowance to
Loans Outstanding
     4.14%   3.82%   3.67%
     1999    2000    2001
[chart omitted]


     At year end 2001 and 2000, there were $5.0 and $6.2 million, respectively, of impaired loans. The average balances of impaired loans were $5.1 million during 2001 and $5.8 million during 2000.The Company recognized approximately $438 thousand of interest income on these loans in 2001 and $556 thousand in 2000.


SUMMARY OF LOAN LOSS EXPERIENCE

(dollars in thousands)                              2001           2000            1999         1998            1997
Amount of loans outstanding at end of year
 (less unearned income)....................   $1,556,686      1,475,048       1,349,809    1,322,703       1,298,276
Average loans outstanding during year
  (less average unearned income)...........    1,518,768      1,395,414       1,329,458    1,311,967       1,260,771

Balance of allowance at beginning of year..       56,298         55,820          54,375       53,455          51,561
Loans charged off:
  Commercial...............................        1,084          1,951             619        1,498           3,506
  Real estate..............................        5,383          2,992           6,534        3,883           2,014
  Installment..............................          561            557             635        1,180           1,059

     Total.................................        7,028          5,500           7,788        6,561           6,579

Recoveries of loans previously charged off:
  Commercial...............................        1,664            847           2,811        2,308           2,718
  Real estate..............................        1,106            612           1,140          362             169
  Installment..............................          223            171             219          201             172

     Total.................................        2,993          1,630           4,170        2,871           3,059

Net loans charged off......................        4,035          3,870           3,618        3,690           3,520

Additions to allowance charged to
  operating expense........................        4,940          4,114           5,063        4,610           5,414
Allowance of acquired bank.................            -            234               -            -               -
Balance of allowance at end of year........     $ 57,203         56,298          55,820       54,375          53,455

Net charge offs as a percent of average
  loans outstanding during year
  (less average unearned income)...........          .27%           .28            .27           .28             .28
Allowance as a percent of loans outstanding
  at end of year...........................         3.67           3.82           4.14          4.11            4.12



Market Risk
     The Company's principal exposure to market risk is with respect to interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current market value.

Interest Rate Risk
     Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Forecasting models are utilized to quantify the impact of changes in rates on the Company's net income. Specific targets for interest rate sensitivity have been established by the Company.
     The objective of interest rate management is to maintain an appropriate balance between income growth and the risk associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk, but net interest income is not always enhanced by this action.
     One measure of interest rate risk, the so called gap, is illustrated in the table "Interest Rate Sensitivity." The table measures the incremental and cumulative gap, or the difference between assets and liabilities subject to repricing/maturity during the periods indicated. For purposes of this analysis, the maturity and repricing of loans is based on the expected cash flows or earliest repricing date. For securities available for sale, mortgage-backed securities are stated using anticipated cash flows over their average life, and debt securities are stated at final maturity. Equity securities that the Banks are required to hold are categorized in the rate insensitive column for this presentation. Other equity securities are shown in the 0 to 90 days category. All securities available for sale are presented at fair market value. Interest bearing checking, money market, demand, and savings accounts are presented with a maturity or repricing cycle over the full interest rate cycle and TrustCo's actual experience, even though they are subject to immediate withdrawal. Time deposit accounts are presented based upon their maturity dates.
     At December 31, 2001, the Company's gap position indicated an excess of assets repricing in the 0 to 90 day period of $130.4 million. This positive gap position is the result of management's decision to retain $338.5 million of federal funds sold at year end 2001 for potential reinvestment in 2002. The gap position turns negative (an excess of liabilities subject to repricing over assets that can reprice during that time period) in the 91 to 365 day period by $389.6 million. This situation occurs as a result of the amount of deposits that are subject to repricing during this time period. For the period from 0 days to 1 year, the Company has a cumulative negative gap position of $259.2 million. Interest rate sensitivity using gap analysis is most useful for the period of less than one year.


INTEREST RATE SENSITIVITY

(dollars in thousands)                                                       At December 31, 2001

                                                                     Repricing, or able to be repriced, in:


                                            0-90           91-365            1-5            Over 5         Rate
                                            Days           Days              Years          Years          Insensitive      Total
Assets:
  Federal funds sold.................   $338,452              -                  -              -                   -     338,452
  Securities available for sale......     65,952         27,090            126,938        350,874              16,246     587,100
  Loans, net of unearned income......    186,453         98,647            228,801      1,041,695               1,090   1,556,686
  Noninterest rate sensitive assets..          -              -                  -              -              96,383      96,383

      Total assets...................    590,857        125,737            355,739      1,392,569             113,719   2,578,621

Cumulative total assets..............   $590,857        716,594          1,072,333      2,464,902           2,578,621

Liabilities and shareholders' equity:
  Deposits:
    Interest bearing deposits........   $234,765        496,003            705,918        460,830                   -   1,897,516
    Noninterest bearing deposits.....      7,445         19,380             68,345        100,220                   -     195,390

      Total deposits.................    242,210        515,383            774,263        561,050                   -   2,092,906
  Borrowings.........................    218,240              -                417            186                   -     218,843
  Noninterest rate sensitive liabilities...    -              -                  -              -              61,045      61,045
  Shareholders' equity...............          -              -                  -              -             205,827     205,827

      Total liabilities and
      shareholders' equity...........    460,450        515,383            774,680        561,236             266,872   2,578,621
Cumulative total liabilities and
shareholders' equity.................   $460,450        975,833          1,750,513      2,311,749           2,578,621

Incremental gap:
  Interest sensitivity gap...........   $130,407       (389,646)          (418,941)       831,333
  Gap as a % of earning assets.......       5.25%        (15.70)            (16.88)         33.49
  Interest sensitive assets to
  liabilities........................     130.43          25.35              50.36         302.07

Cumulative gap:
  Interest sensitivity gap...........   $130,407       (259,239)          (678,180)       153,153
  Gap as a % of earning assets.......       5.25%        (10.44)            (27.32)          6.17
  Interest sensitive assets to
  liabilities........................     130.43          75.51              64.78         116.47



The Company's gap position in relation to products, services, and the marketplace is under constant evaluation by the Asset Allocation Committee.
     There are several significant shortcomings inherent in the method of analysis presented in the
"Interest Rate Sensitivity" table. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset (certain annual caps and lifetime caps). Further, in the event of significant changes in interest rates, prepayment and early withdrawal levels would be likely to deviate significantly from those assumed in the table. Some borrowers' ability to service their debt may be hampered by a significant interest rate increase. Management takes these factors into account when reviewing the Banks' gap positions and establishing future asset/liability strategy.

Liquidity Risk
     TrustCo seeks to obtain favorable funding sources and to maintain prudent levels of liquid assets in order to satisfy various liquidity demands. In addition to serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the ability to meet liquidity needs, including changes in the markets served by the Banks' network of branches, the mix of assets and liabilities, and general economic conditions.
     The Company actively manages its liquidity position through target ratios established under its Asset/Liability Management policies. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows TrustCo to employ strategies necessary to maintain adequate liquidity levels. Management has also developed various liquidity alternatives should abnormal situations develop.
     The Company achieves its liability-based liquidity objectives in a variety of ways. Liabilities can be classified into three categories for the purposes of managing liability-based liquidity: core deposits, purchased money, and capital market funds. TrustCo seeks deposits that are dependable and predictable, and that are based as much on the level and quality of service as they are on interest rate. For 2001,average core deposits (total deposits less time deposits greater than $100 thousand) amounted to $1.90 billion, compared to $1.87 billion in 2000. Average balances of core deposits are detailed in the table "Mix of Average Sources of Funding."
     In addition to core deposits, another source of liability-based funding available to TrustCo is purchased money, which consists of long-term and short-term borrowings, federal funds purchased, securities sold under repurchase agreements, and time deposits greater than $100 thousand. The average balances of these purchased liabilities are detailed in the table "Mix of Average Sources of Funding." During 2001, the average balance of purchased liabilities was $336.9 million, compared with $283.4 million in 2000 and $264.7 million in 1999. In addition, TrustCo has approximately $250 million available under lines of credit with the Federal Home Loan Bank of New York.

Off-Balance Sheet Risk
     Commitments to extend credit: The Banks make contractual commitments to extend credit, and extend lines of credit which are subject to the Banks' credit approval and monitoring procedures. At December 31, 2001 and 2000, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $243.3 million and $224.6 million, respectively. In management's opinion, there are no material commitments to extend credit that represent unusual risk.
     Letters of credit and standby letters of credit: The Banks guarantee the obligations or performance of customers by issuing letters of credit and standby letters of credit to third parties. These letters of credit are used to support third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The credit risk involved in letters of credit is essentially the same as the risk involved in extending loan facilities to customers, and they are subject to the same standards and management procedures in effect to monitor other credit risks. At December 31, 2001 and 2000, outstanding standby letters of credit were approximately $1.1 million and $1.4 million, respectively.
     Other off-balance sheet risk: TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instrument commonly referred to as derivatives. Management believes these instruments pose a high degree of risk, and that investing in them is unnecessary. TrustCo has no off balance sheet, partnerships, joint ventures, or other risk sharing entities.
Noninterest income and expense
Noninterest  income:  Noninterest income is a significant source of revenue for the Company and an important factor in overall results. Total noninterest income was $25.8 million in 2001, $16.4 million in 2000 and $15.4 million in 1999. Included in the 2001 results are $4.5 million of net securities gains compared with net losses of approximately $5.0 million in 2000 and $5.4 million in 1999. Excluding securities transactions, noninterest income was $21.3 million, $21.4 million, and $20.9 million in 2001, 2000, and 1999, respectively.
     The Trust Department contributes a large recurring portion of noninterest income through fees generated by providing fiduciary and investment management services. Income from these fiduciary activities totaled $7.8 million in 2001, $8.7 million in 2000, and $8.1 million in 1999. Trust fees are generally calculated as a percentage of the assets under management by the Trust Department.



NONINTEREST INCOME

(dollars in thousands)

                                                                                                 2001 vs. 2000
                                              2001            2000            1999           Amount        Percent

Trust department income....................$ 7,758           8,662           8,065             (904)         (10.4)%
Fees for services to customers............. 10,363           9,037           8,695            1,326           14.7
Net gain/(loss) on securities transactions.  4,517          (4,985)         (5,446)           9,502          190.6
Other......................................  3,164           3,652           4,102             (488)         (13.4)

  Total noninterest income.................$25,802          16,366          15,416            9,436           57.7%



NONINTEREST EXPENSE

(dollars in thousands)

                                                                                         2001 vs. 2000
                                           2001           2000           1999        Amount          Percent
Salaries and employee benefits.......   $25,879         23,252         24,994         2,627             11.3%
Net occupancy expense................     5,523          4,764          4,004           759             15.9
Equipment expense....................     4,942          4,228          5,359           714             16.9
FDIC insurance expense...............       373            404            242           (31)            (7.7)
Professional services................     2,717          2,746          2,651           (29)            (1.1)
Other real estate expenses/(income)..      (748)          (473)          (700)         (275)           (58.1)
Other................................    12,627         12,846          9,086          (219)            (1.7)

  Total noninterest expense..........   $51,313         47,767         45,636         3,546              7.4%




  Changes in fees for services to customers reflect changes in the fee scale used for pricing the services and the volume of services customers utilized.

Noninterest expense: Noninterest expense was $51.3 million in 2001, compared with $47.8 million in 2000 and $45.6 million in 1999. TrustCo's operating philosophy stresses the importance of monitoring and controlling the level of noninterest expense. The efficiency ratio is a strong indicator of how well controlled and monitored these expenses are for a banking enterprise. TrustCo's efficiency ratio was 39.0% in 2001, 38.1% in 2000, and 38.6% in 1999. The general industry goal is the attainment of a 60% efficiency ratio. TrustCo has consistently outperformed this industry goal by a wide margin since 1994.
     Salaries and employee benefits are the most significant component of noninterest expense. For 2001, these expenses amounted to $25.9 million, compared with $23.3 million in 2000, and $25.0million in 1999.
     Changes in other components of noninterest expense are the results of normal banking activities and the increased activities associated with new branching facilities.

   Efficency Ratio
     38.62%  38.06%  38.96%
      1999    2000    2001
   [chart omitted]

  TrustCo has entered into multi year contract with Fiserv Solutions, Inc. to perform certain operating pr ocedures for the Company. The contract requires the Banks to convert to the Fiserv operating system during the first half of 2002. Upon completion, the monthly billing for services will commence. Services included with the contract are data processing, item processing, back room operations for the Bank, and trust operations. Annual cost of the contract is estimated to be $5 million which will offset cost being eliminated. In 2002, there will be duplication of certain cost for part of the year as the Company completes the transition to Fiserv. Those duplicate costs are not estimated to be material.

Income Tax
     In 2001, TrustCo recognized income tax expense of $19.9 million, as compared to $20.8 million in 2000 and $19.7 million in 1999. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.
     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million at December 31, 2001 and 2000, is reserved primarily for federal and state tax law restrictions on the deductibility of certain temporary differences.
     Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax assets of $44.0 million and $39.9 million at December 31, 2001 and 2000, respectively, will be realized.

Impact of Inflation and Changing Prices
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of operations.
     Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary.
     As a result, changes in interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, because interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Impact of Changes in Accounting Standards
   Derivative Instruments and Hedging Activities:
     The Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of condition and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting.
     Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.
     The adoption of Statement 133 as of January 1, 2001, did not have a material effect on the Company's consolidated financial statements. If the Company were to invest in derivative investments, there could be increased volatility in net income and shareholders' equity on an ongoing basis as a result of accounting for derivative instruments in accordance with Statement 133.

    In  September  2000,  the  Financial   Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
140). Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under Statement 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Statement 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement 140 was effective for certain disclosures in the fiscal year ending December 31, 2000, and for transactions occurring after March 31, 2001. The adoption of Statement 140 did not have a material impact on the Company's financial statements and related disclosures.
     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations"(Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets within definite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".
     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30,2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142.
     As of December 31, 2001, the Company had$553 thousand of unamortized goodwill which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $62 thousand for the twelve months ended December 31, 2001.
     The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.



SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

(dollars in thousands, except per share data)

                                             2001                                                     2000

                         Q1         Q2         Q3         Q4         Year         Q1         Q2         Q3         Q4         Year
Income statement:
  Interest income... $43,829     42,457     41,654     40,720      168,660     42,244     43,032     44,098     44,328      173,702

  Interest expense..  19,929     18,762     18,048     16,024       72,763     17,801     18,225     19,373     20,249       75,648

  Net interest
   income ..........  23,900     23,695     23,606     24,696       95,897     24,443     24,807     24,725     24,079       98,054
  Provision for
    loan losses.....   1,495      1,120        750      1,575        4,940        850        800        910      1,554        4,114

  Net interest income
   after provision for
   loan losses......  22,405     22,575     22,856     23,121       90,957     23,593     24,007     23,815     22,525       93,940
  Noninterest income.  6,326      7,481      6,008      5,987       25,802      3,802      3,055      3,967      5,542       16,366
  Noninterest expense 12,261     12,940     12,363     13,749       51,313     11,922     11,432     11,747     12,666       47,767

  Income before
    income taxes......16,470     17,116     16,501     15,359       65,446     15,473     15,630     16,035     15,401       62,539
  Income tax expense.. 5,172      5,444      4,910      4,410       19,936      5,203      5,133      5,274      5,227       20,837

  Net income......... 11,298     11,672     11,591     10,949       45,510     10,270     10,497     10,761     10,174       41,702

Per share data (1):
  Basic earnings.....   .159       .164       .163       .154         .640       .145       .149       .152       .144         .590
  Diluted earnings...   .154       .159       .157       .148         .618       .141       .144       .147       .139         .571
  Cash dividends
    declared.........   .130       .130       .130       .150         .541       .113       .113       .113       .130         .471

(1) Per share data have been adjusted for a 15% stock split in 2001 and 2000.





Critical Accounting Policies
     Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in the notes to the Consolidated Financial Statements is a description in Note 1 of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.


Forward-Looking Statements
     Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement:(1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The fore-going list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.


FIVE YEAR SUMMARY OF FINANCIAL DATA

(dollars in thousands, except per share data)                                  Years Ended December 31,
                                                         2001            2000           1999             1998          1997
Statement of income data:
  Interest income.................................$   168,660         173,702        167,205          174,050       172,005
  Interest expense................................     72,763          75,648         74,013           88,347        86,520

  Net interest income.............................     95,897          98,054         93,192           85,703        85,485
  Provision for loan losses.......................      4,940           4,114          5,063            4,610         5,414

  Net interest income after provision
   for loan losses................................     90,957          93,940         88,129           81,093        80,071
  Noninterest income..............................     25,802          16,366         15,416           22,122        17,222
  Noninterest expense.............................     51,313          47,767         45,636           48,765        46,226

  Income before income taxes.....................      65,446          62,539         57,909           54,450        51,067
  Income tax expense.............................      19,936          20,837         19,724           19,435        18,892

  Net income.....................................$     45,510          41,702         38,185           35,015        32,175
Share data (1):
  Average equivalent diluted shares
    (in thousands)...............................      73,673          73,044         73,940           73,937        73,860
  Tangible book value............................$       2.88            2.77           2.36             2.63          2.51
  Cash dividends.................................        .541            .471           .425             .375          .326
  Basic earnings.................................        .640            .590           .537             .494          .450
  Diluted earnings...............................        .618            .571           .516             .474          .436
Financial:
  Return on average assets.......................        1.83%           1.76           1.58             1.44          1.40
  Return on average shareholders' equity (2).....       25.31           24.07          22.52            21.47         20.23
  Cash dividend payout ratio.....................       84.58           79.78          79.16            75.97         72.34
  Tier 1 capital as a % of total risk adjusted
    assets.......................................       13.58           14.03          13.55            12.78         13.43
  Total capital as a % of total risk adjusted
    assets.......................................       14.86           15.32          14.84            14.06         14.72
  Efficiency ratio...............................       38.96           38.06          38.62            40.26         40.61
  Net interest margin............................        4.31%           4.47           4.16             3.81          4.02
Average balances:
  Total assets...................................  $2,488,169       2,372,926      2,411,195        2,433,238     2,302,598
  Earning assets.................................   2,376,359       2,292,094      2,335,682        2,338,838     2,204,725
  Loans, net.....................................   1,518,768       1,395,414      1,329,458        1,311,967     1,260,771
  Allowance for loan losses......................     (57,398)        (56,362)       (56,449)         (55,208)      (53,173)
  Securities available for sale..................     581,669         654,454        683,790          611,957       623,001
  Deposits.......................................   2,027,650       1,985,803      2,043,149        2,068,725     1,981,223
  Short-term borrowings..........................     205,821         164,114        146,667          143,337       117,184
  Long-term debt.................................         758             596              -                -             -
  Shareholders' equity...........................   $ 202,848         175,973        179,484          180,103       167,273

(1) Share and per share data have been  adjusted  for a 15% stock  split in 2001 and 2000, a 2 for 1 stock split in 1999, and a 15% stock split in each of 1998 and 1997.
(2) Average shareholders' equity excludes the market adjustment for securities available for sale.


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

Impaired Loans
Loans, principally commercial, where it is probable that the borrower will be unable to make the principal and interest payments according to the contractual terms of the loan, and all loans restructured subsequent to January 1, 1995. Interest Bearing Liabilities
The sum of interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt. Interest Rate Spread
The difference between the taxable equivalent yield on earning assets and the rate paid on interest bearing liabilities.
Liquidity
The ability to meet loan commitments, deposit withdrawals, and maturing borrowings as they come due.
Net Interest Income
The difference between income on earning assets and interest expense on interest bearing liabilities.
Net Interest Margin
Fully taxable equivalent net interest income as a percentage of average earning assets.
Net Loans Charged Off
Reductions to the allowance for loan losses written off as losses, net of the recovery of loans previously charged off.
Nonaccrual Loans
Loans for which no periodic accrual of interest income is recognized. Nonperforming Assets
The sum of nonperforming loans plus foreclosed real estate properties. Nonperforming Loans
The sum of loans in a nonaccrual status (for purposes of interest recognition), plus loans whose repayment criteria have been renegotiated to less than market terms due to the inability of the borrowers to repay the loan in accordance with its original terms, plus accruing loans three payments or more past due as to principal or interest payments.
Parent Company
A company that owns or controls a subsidiary through the ownership of voting stock.
Real Estate Owned
Real estate acquired through foreclosure proceedings.
Restructured Loans
A refinanced loan in which the bank allows the borrower certain concessions that would normally not be considered. The concessions are made in light of the borrower's financial difficulties and the bank's objective to maximize recovery on the loan.
Return on Average Assets
Net income as a percentage of average total assets.
Return on Average Equity
Net income as a percentage of average equity, excluding the impact of the mark to market adjustment for securities available for sale.
Risk-Adjusted Assets
A regulatory calculation that assigns risk factors to various assets on the balance sheet.
Risk-Based Capital
The amount of capital required by federal regulatory standards, based on a risk-weighting of assets.
Tangible Book Value Per Share
Total shareholders' equity (less goodwill) divided by shares outstanding on the same date. This provides an indication of the tangible book value of a share of stock.
Taxable Equivalent (TE)
Tax exempt income that has been adjusted to an amount that would yield the same after tax income had the income been subject to taxation at the statutory federal and/or state income tax rates.
Tier 1 Capital
The sum of total shareholders equity less the market value adjustment of securities available for sale.

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



Robert A. McCormick Chairman, President and Chief Executive Officer



Robert T. Cushing Vice President and Chief Financial Officer



January 18, 2002

                                                    Independent Auditors' Report

The Board of Directors and Shareholders of TrustCo Bank Corp NY:

We have audited the accompanying consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders'
equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TrustCo Bank Corp NY and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                                Albany, New York
                                                                January 18, 2002

Consolidated Statements of Income

(dollars in thousands, except per share data)                               Years Ended December 31,

                                                                        2001          2000           1999
Interest income:
  Interest and fees on loans....................................... $ 119,370       114,068        106,734
  Interest and dividends on:
    U.S. Treasuries and agencies...................................    12,044        15,708         12,490
    States and political subdivisions..............................    11,008         8,181          7,231
    Mortgage-backed securities.....................................    10,653        15,050         16,323
    Other..........................................................     4,736         5,692          8,396
  Interest on federal funds sold and other short-term investments..    10,849        15,003         16,031
      Total interest income........................................   168,660       173,702        167,205

Interest expense:
  Interest on deposits.............................................    66,063        66,946         68,041
  Interest on short-term borrowings................................     6,655         8,667          5,972
  Interest on long-term debt.......................................        45            35             -
      Total interest expense.......................................    72,763        75,648         74,013
      Net interest income..........................................    95,897        98,054         93,192
Provision for loan losses..........................................     4,940         4,114          5,063
      Net interest income after provision for loan losses..........    90,957        93,940         88,129

Noninterest income:
  Trust department income..........................................     7,758         8,662          8,065
  Fees for services to customers...................................    10,363         9,037          8,695
  Net gain/(loss) on securities transactions.......................     4,517        (4,985)        (5,446)
  Other............................................................     3,164         3,652          4,102
      Total noninterest income.....................................    25,802        16,366         15,416

Noninterest expense:
  Salaries and employee benefits...................................    25,879        23,252         24,994
  Net occupancy expense............................................     5,523         4,764          4,004
  Equipment expense................................................     4,942         4,228          5,359
  FDICinsurance expense............................................       373           404            242
  Professional services............................................     2,717         2,746          2,651
  Other real estate expenses/(income)..............................      (748)         (473)         (700)
  Other............................................................    12,627        12,846          9,086
       Total noninterest expense...................................    51,313        47,767         45,636
Income before income taxes ........................................    65,446        62,539         57,909
Income taxes.......................................................    19,936        20,837         19,724

Net income.........................................................$   45,510        41,702         38,185
Earnings per share:
  Basic............................................................$      640           590            537
  Diluted..........................................................       618           571            516

Per share data has been adjusted for a 15% stock split in 2001 and 2000, and a 2 for 1 stock split in 1999.

See  accompanying  notes to  consolidated  financial statements.

                                            Consolidated Statements of Condition

(dollars in thousands, except share data)                                          As of December 31,
                                                                             2001                    2000

ASSETS
Cash and due from banks.............................................  $     60,121                  45,956
Federal funds sold and other short-term investments.................       338,452                 299,490
      Total cash and cash equivalents...............................       398,573                 345,446
Securities available for sale.......................................       587,100                 605,284
Loans...............................................................     1,557,457               1,476,038
  Less: Unearned income.............................................           771                     990
      Allowance for loan losses.....................................        57,203                  56,298
      Net loans.....................................................     1,499,483               1,418,750
Bank premises and equipment.........................................        18,312                  17,416
Real estate owned...................................................           603                   1,911
Other assets........................................................        74,550                  67,391

      Total assets..................................................    $2,578,621               2,456,198





LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand............................................................   $   195,390                 191,260
  Savings ..........................................................       649,081                 588,595
  Interest-bearing checking accounts................................       295,514                 277,543
  Money market deposit accounts.....................................        75,620                  56,917
  Certificates of deposit (in denominations of $100,000 or more)....       128,887                 123,211

  Other time accounts...............................................       748,414                .773,465
      Total deposits................................................     2,092,906               2,010,991
Short-term borrowings...............................................       218,219                 192,898
Long-term debt......................................................           624                     911
Accrued expenses and other liabilities..............................        61,045                  55,555
      Total liabilities.............................................     2,372,794               2,260,355

Shareholders' equity:
  Capital stock; $1 par value. 100,000,000 shares authorized, and
    76,168,795 and 65,172,317 shares issued at December 31, 2001
    and 2000, respectively..........................................        76,169                  65,172
  Surplus...........................................................        75,355                  78,407
  Undivided profits.................................................        63,940                  56,923
  Accumulated other comprehensive income:
    Net unrealized gain on securities available for sale, net of tax        21,668                  20,539
  Treasury stock; 4,862,718 and 3,801,267 shares, at cost, at
    December 31, 2001 and 2000, respectively........................       (31,305)                (25,198)
      Total shareholders' equity...................................        205,827                 195,843
      Total liabilities and shareholders' equity...................     $2,578,621               2,456,198

See accompanying notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity



(dollars in thousands, except per share data)                           Three Years Ended December 31, 2001
                                                                                            Accumulated
                                                                               .                  Other     Compre-
                                                           Capital            Undivided   Comprehensive     hensive  Treasury
                                                            .Stock   Surplus    Profits    Income/(Loss)     Income      Stock
Beginning balance, January 1,1999.......................   $27,977   110,398     40,533          18,603               (11,669)
Comprehensive income
  Net income - 1999.....................................         -         -     38,185               -      38,185         -
                                                                                                             ______
  Other comprehensive income/(loss), net of tax:
   Unrealized net holding loss arising during the year,
    net of tax (pre-tax loss $30,150)...................         -         -          -               -     (17,834)        -
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $5,446).         -         -          -               -       3,221         -
                                                                                                            ________
  Other comprehensive loss..............................         -         -          -         (21,055)    (21,055)        -
                                                                                                            ________
Comprehensive income....................................         -         -          -                      17,130         -
                                                                                                            ________
Cash dividend declared, $.425 per share.................         -         -    (30,227)              -                     -
Stock options exercised.................................       241     2,339          -               -                     -
2 for 1 stock split (28,193,407 shares).................    28,193   (28,193)         -               -                     -
Treasury stock purchased................................         -         -          -               -               (15,961)
Sale of treasury stock..................................         -     1,240          -               -                 5,752
                                                            __________________________________________________________________
Ending balance, December 31, 1999.......................    56,411    85,784      48,491         (2,452)              (21,878)
Comprehensive income

  Net income - 2000.....................................         -         -      41,702              -      41,702         -
                                                                                                            ________
Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $33,808)...................         -         -           -              -      20,037         -
   Reclassification adjustment for net loss realized
    in net income during the year (pre-tax loss $4,985).         -         -           -              -       2,954         -
                                                                                                            ________

  Other comprehensive income............................         -         -           -         22,991      22,991         -
                                                                                                            ________
Comprehensive income....................................         -         -           -                     64,693         -
                                                                                                            ________
Cash dividend declared, $.471 per share.................         -         -     (33,270)             -                     -
Stock options exercised.................................       270     1,523           -              -                     -
15% stock split (8,491,537 shares)......................     8,491    (8,491)          -              -                     -
Treasury stock purchased................................         -         -           -              -                (9,704)
Sale of treasury stock..................................         -      (409)          -              -                 6,384
                                                            __________________________________________________________________
Ending balance, December 31, 2000.......................    65,172    78,407      56,923         20,539               (25,198)
Comprehensive income
  Net income - 2001.....................................         -         -      45,510              -      45,510         -
                                                                                                            ________
  Other comprehensive income, net of tax:
   Unrealized net holding gain arising during the year,
    net of tax (pre-tax gain $6,495)....................         -         -           -              -       3,801         -
   Reclassification adjustment for net gain realized
    in net income during the year (pre-tax gain $4,517).         -         -           -              -      (2,672)        -
                                                                                                            ________
  Other comprehensive income............................         -         -           -          1,129       1,129         -
                                                                                                            ________
Comprehensive income....................................         -         -           -                      46,639        -
                                                                                                            ________
Cash dividend declared, $.541 per share.................         -         -     (38,493)             -                     -
Stock options exercised.................................     1,078     6,288           -              -                     -
15% stock split (9,918,991 shares)......................     9,919    (9,919)          -              -                     -
Treasury stock purchased................................         -         -           -              -               (12,238)
Sale of treasury stock..................................         -       579           -              -                 6,131
                                                            __________________________________________________________________
Ending balance, December 31, 2001.......................   $76,169    75,355      63,940         21,668               (31,305)


Per share data has been adjusted for a 15% stock split in 2001 and 2000, and a 2 for 1 stock split in 1999.

See accompanying notes to consolidated financial statements.

           Consolidated Statements of Cash Flows

(dollars in thousands)                                                                   Years Ended December 31,


                                                                                   2001             2000            1999
Increase/(decrease) in cash and cash equivalents
Cash flows from operating activities:

Net income..................................................................  $   45,510           41,702          38,185
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization...........................................       2,716            2,739           2,229
    Gain on sales of bank premises and equipment............................         (17)            (106)         (1,249)
    Provision for loan losses...............................................       4,940            4,114           5,063
   .Deferred tax benefit....................................................      (4,133)          (1,297)         (1,882)
    Net (gain)/loss on securities transactions..............................      (4,517)           4,985           5,446
    (Increase)/decrease in taxes receivable.................................        (136)           2,181             395
    (Increase)/decrease in interest receivable..............................         (10)            (550)            196
    Increase/(decrease) in interest payable.................................        (934)             725            (358)
    Decrease in other assets................................................      (4,596)          (1,954)        (11,198)
    Increase in accrued expenses............................................       4,940            3,677           5,776

         Total adjustments..................................................      (1,747)          14,514           4,418

         Net cash provided by operating activities..........................      43,763           56,216          42,603

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale............     268,533          224,621         228,600
  Proceeds from maturities of securities available for sale.................     158,906           95,353         167,830
  Purchase of securities available for sale.................................    (402,763)        (248,237)       (360,891)
  Net increase in loans ....................................................     (87,096)        (109,250)        (33,583)
  Proceeds from sales of real estate owned .................................       3,344            1,987           4,797
  Proceeds from sales of bank premises and equipment........................         113              177           2,099
  Purchases of bank premises and equipment..................................      (3,451)          (2,740)         (2,266)
  Payment for purchase of Landmark Financial Corp., net of cash acquired....           -           (2,735)              -

  Net cash provided by/(used in) investing activities.......................     (62,414)         (40,824)          6,586

Cash flows from financing activities:
  Net increase/(decrease) in deposits.......................................      81,915           (5,332)       (112,505)
  Net increase in short-term borrowings.....................................      25,321           39,216           4,858
  Repayment of long-term debt...............................................        (287)            (317)              -
  Proceeds from exercise of stock options...................................       7,366            1,793           2,580
  Proceeds from sale of treasury stock......................................       6,710            5,975           6,992
  Payments to acquire treasury stock........................................     (12,238)          (9,704)        (15,961)
  Dividends paid............................................................     (37,009)         (32,089)        (29,570)

  Net cash (used in)/provided by financing activities.......................      71,778             (458)       (143,606)

Net increase/(decrease) in cash and cash equivalents........................      53,127           14,934         (94,417)
Cash and cash equivalents at beginning of year..............................     345,446          330,512         424,929
Cash and cash equivalents at end of year....................................   $ 398,573          345,446         330,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................................  $   73,697           74,923          74,371
Income taxes paid...........................................................      21,085           19,506          20,281
Transfer of loans to real estate owned......................................       1,423            2,044           2,859
Increase in dividends payable...............................................       1,484            1,181             657
Change in unrealized (gain)/loss on securities available for sale - gross...      (1,978)         (38,793)         35,595
Change in deferred tax effect on unrealized gain/(loss) on securities
  available for sale........................................................         849           15,802         (14,540)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Fair value of noncash assets acquired in Landmark Financial Corp.acquisition  $        -           25,541               -
Fair value of liabilities assumed in Landmark Financial Corp. acquisition...           -           24,298               -

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Basis of Presentation
     The accounting and financial reporting policies of TrustCo Bank Corp NY (Company or TrustCo), ORE Subsidiary Corp., Trustco Savings Bank and Trustco Bank, National Association (Trustco Bank, National Association and Trustco Savings Bank are referred to as Trustco Banks or Banks) and its operating subsidiary Trustco Realty Corp. conform to general practices within the banking industry and are in conformity with generally accepted accounting principles. A description of the more significant policies follows.
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation
     The consolidated financial statements of the Company include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

Securities Available for Sale
     Securities available for sale are carried at approximate market value with any unrealized appreciation or depreciation of value, net of tax, included as an element of accumulated other comprehensive income in shareholders' equity. Management maintains an available for sale portfolio in order to provide maximum flexibility in balance sheet management. The designation of available for sale is made at the time of purchase based upon management's intent to hold the securities for an indefinite period of time. These securities, however, are available for sale in response to changes in market interest rates, related changes in liquidity needs, or changes in the availability of and yield on alternative investments. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income. Nonmarketable equity securities (principally stock of the Federal Reserve Bank and the Federal Home Loan Bank, both of which are required holdings for the Company) are included in securities available for sale at cost since there is no readily available market value.
     The cost of debt securities available for sale is adjusted for amortization of premium and accretion of discount on a method that equates to the level yield. Gains and losses on the sale of securities available for sale are based on the amortized cost of the specific security sold.

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

Income Taxes
     Deferred taxes are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management's judgment that realization is more likely than not.

Dividend Restrictions
     Banking regulations restrict the amount of cash dividends which may be paid during a year by the Trustco Banks to the Parent Company without the written consent of the appropriate bank regulatory agency. Based on these restrictions, Trustco Bank, National Association could pay cash dividends to the Parent
Company in an amount that is approximately equal to 2002 net profits. In addition, the Parent Company has $63.1 million of assets available to pay dividends to shareholders.

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


Segment Reporting
     The Company's operations are exclusively in the financial services industry and include the provision of traditional banking services. Management evaluates the performance of the Company based on only one business segment, that of community banking. The Company operates solely in the geographical region of Upstate New York. In the opinion of management, the Company does not have any other reportable segments as defined by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement 131).

(2) Acquisition of Landmark         Financial Corporation
     During the third quarter of 2000, the Company acquired Landmark Financial Corporation of Canajoharie, New York and its wholly owned subsidiary Landmark Community Bank in a purchase business combination. The aggregate cost of the transaction was approximately $3.4 million. At the time of the acquisition, the fair value of Landmark's assets was $26.2 million and the fair value of liabilities was $24.3 million. Goodwill of approximately $1.5 million was recognized  as a  result  of the  acquisition.  The  adoption  of  Statement  of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets,"(Statement 142) effective January 1, 2002 did not have a material effect on the Company's consolidated financial statements. Subsequent to the acquisition, Landmark was renamed Trustco Savings Bank. The results of operations of Trustco Savings Bank are included in the Company's consolidated statements of income from the date of acquisition.

(3) Balances at Other Banks
     The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $17.4 million and $13.1 million at December 31, 2001 and 2000, respectively.

(4) Securities Available for Sale
     The amortized cost and approximate market value of the securities available for sale are as follows:

(dollars in thousands)                       December 31, 2001
                                             Gross        Gross    Approximate
                            Amortized   Unrealized   Unrealized         Market
                                 Cost        Gains       Losses          Value
U.S. Treasuries
  and agencies........       $155,902        4,939          469        160,372
States and political
  subdivisions........        213,341        5,036        1,811        216,566
Mortgage-backed
  securities..........         93,626        3,193          198         96,621
Other.......                   17,614            4            5         17,613
Total debt
  securities..........        480,483       13,172        2,483        491,172
Equity securities.....         69,984       26,173          229         95,928
Total securities
  available for sale..       $550,467       39,345        2,712        587,100


(dollars in thousands)                       December 31, 2000
                                             Gross        Gross    Approximate
                            Amortized   Unrealized   Unrealized         Market
                                 Cost        Gains       Losses          Value
U.S. Treasuries
  and agencies........       $184,848        4,721            7        189,562
States and political
   subdivisions........       167,389        6,121          315        173,195
Mortgage-backed
  securities...........       184,944        3,800          142        188,602
Other..................           650            -            -            650
Total debt
   securities..........       537,831       14,642          464        552,009
Equity securities......        32,798       20,477            -         53,275
Total securities
   available for sale..      $570,629       35,119          464        605,284

     Federal Home Loan Bank stock and Federal Reserve Board stock included in equity securities at December 31, 2001 and 2000, was $16.2 million and $15.4 million, respectively. The following table distributes the debt securities included in the available for sale portfolio as of December 31, 2001, based on the securities' final maturity (mortgage-backed securities are stated using an estimated average life):


(dollars in thousands)                                         Approximate
                                                   Amortized        Market
                                                        Cost         Value
Due in one year or less.................            $ 11,523        11,666
Due after one year through five years...              48,752        50,157
Due after five years through ten years..             110,118       113,834
Due after ten years.....................             310,090       315,515
                                                    $480,483       491,172

     Actual maturities may differ from contractual maturities because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.
     The proceeds from sales and calls of securities, gross realized gains and gross realized losses from sales and calls during 2001, 2000 and 1999 are as follows:

(dollars in thousands)                            December 31,
                                            2001       2000       1999
Proceeds...........................     $268,533    224,621    228,600
Gross realized gains...............        6,378      2,223       1,20
Gross realized losses..............        1,861      7,208      6,650

     The amount of securities available for sale that have been pledged to secure short-term borrowings, public deposits, and for other purposes required by law amounted to $256.8 million and $275.3 million at December 31, 2001 and 2000, respectively.
     There are no securities of a single issuer (excluding issues of the U.S. government and its agencies) that represent 10% or more of shareholders' equity at December 31, 2001 and 2000.

(5) Loans and Allowance for Loan Losses
A summary of loans by category is as follows:

(dollars in thousands)                            December 31,
                                                2001         2000
Commercial..............................  $  212,246      199,516
Construction............................      12,214       17,275
Residential mortgage loans..............   1,189,686    1,102,388
Home equity lines of credit.............     122,332      130,725
Installment loans.......................      20,979       26,134

Total loans.............................   1,557,457    1,476,038
Less: Unearned income...................         771          990
     Allowance for loan losses..........      57,203       56,298

Net loans...............................  $1,499,483    1,418,750

     At December 31, 2001 and 2000, loans to executive officers, directors, and to associates of such persons aggregated $3.5 million and $3.7 million, respectively. During 2001, $749 thousand of new loans were made and repayments of loans totalled $979 thousand. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than normal risk of collectibility or present other unfavorable features.
     TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders. Although the loan portfolio is diversified, a portion of its debtors' ability to repay is dependent upon the economic conditions prevailing in New York State.
     The following table sets forth information with regard to nonperforming loans:

(dollars in thousands)                              December 31,
                                                2001     2000      1999
Loans in nonaccrual status....               $ 1,090    4,395     4,433
Loans contractually past due
  3 payments or more and still
   accruing interest..........                   801      896       509
Restructured loans............                 5,159    6,370     4,979

Total nonperforming loans.....               $ 7,050   11,661     9,921


     Interest on nonaccrual and restructured loans of $900 thousand in 2001, $1.0 million in 2000, and $1.1 million in 1999 would have been earned in accordance with the original contractual terms of the loans. Approximately $524 thousand, $631 thousand, and $562 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in 2001, 2000, and 1999, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.
     Transactions in the allowance for loan losses account are summarized as follows:


(dollars in thousands)                        For the years ended December 31,
                                                2001        2000       1999
Balance at beginning of year..               $56,298      55,820     54,375
Provision for loan losses.....                 4,940       4,114      5,063
Allowance of acquired bank....                     -         234          -
Loans charged off.............                (7,028)     (5,500)    (7,788)
Recoveries on loans
 previously charged off.......                 2,993       1,630      4,170

Balance at year end...........               $57,203      56,298     55,820

     The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards No. 114 'ccounting by Creditors for Impairment of a Loan' (Statement 114), as amended. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products.
     There were no  nonaccrual  commercial  and  commercial  real  estate  loans classified as impaired loans at December 31, 2001 and 2000. Retail loans totalling $5.0 million as of December 31, 2001, and $6.2million as of December 31, 2000, were restructured after the effective date of Statement 114 and, accordingly, are identified as impaired loans. None of the allowance for loan losses has been specifically allocated to these impaired loans because management believes that the collateral values support the loan balances.
     During 2001, 2000, and 1999, the average balance of impaired loans was $5.1 million, $5.8 million, and $5.0 million, respectively, and there was approximately $438 thousand, $556 thousand, and $433 thousand of interest income recorded on these loans in the accompanying consolidated statements of income.

(6) Banks Premises and Equipment
     A summary of premises and equipment at December 31, 2001 and 2000 follows:

(dollars in thousands)                          2001        2000

Land....................................    $  2,959       2,959
Buildings...............................      24,548      22,417
Furniture, fixtures and equipment.......      19,726      18,952
Leasehold improvements..................       4,328       4,056
                                              51,561      48,348
Accumulated depreciation and
  amortization..........................     (33,249)    (30,968)
Total..................................     $ 18,312      17,416

     Depreciation and amortization expense approximated $2.5 million, $2.0 million, and $2.2 million for the years 2001, 2000, and 1999, respectively. Occupancy expense of Banks premises included rental expense of $1.7million in 2001, $1.5 million in 2000, and $1.5 million in 1999.

(7) Short-Term Borrowings
     Short-term borrowings consisted of the following:

                                                      2001
(dollars in thousands)                          Securities
                                  Trustco       Sold Under
                               Short-Term    Agreements to
                                  Account       Repurchase        Total
Amount outstanding at
  December 31, 2001              $153,637           64,582      218,219
Maximum amount
outstanding at any
  month end                       153,637           80,064      233,701
Average amount
  outstanding                     134,354           71,467      205,821

Weighted average interest rate:
  For the year                      3.64%             2.46         3.23
  As of year end                     1.68             1.27         1.56


                                                      2000
(dollars in thousands)                          Securities
                                 Trustco        Sold Under
                              Short-Term     Agreements to
                                 Account        Repurchase        Total
Amount outstanding at
  December 31, 2000             $121,817            71,081      192,898
Maximum amount
  outstanding at any
  month end                      121,817            71,488      193,305
Average amount
  outstanding                    102,597            61,517      164,114
Weighted average interest rate:
  For the year                     5.70%              4.58         5.28
  As of year end                    5.98              4.49         5.43

     The Trustco Short-Term Investment Account balances are immediately withdrawable. All short-term borrowings are collateralized by securities of the Banks pledged for that purpose. Trustco has approximately $250 million of available lines of credit with the Federal Home Loan Bank.

(8) Long-Term Debt
     Long-term debt at December 31, 2001 and 2000, of $624 thousand and $911 thousand consisted of FHLB term loans with interest rates ranging from 5.18% to 6.29% and maturities ranging from January 2002 to October 2008. This debt was acquired as part of the Landmark Financial Corp. acquisition during 2000. The FHLB loans are collateralized with 1-4 family residential mortgages

   (9) Income Taxes
     A summary of income tax expense/(benefit) included in the consolidated statements of income follows:

                                       For the years ended December 31,
(dollars in thousands)....            2001           2000          1999

Current tax expense:
  Federal.....................     $22,129         19,620        18,248
  State.......................       1,940          2,514         3,358
Total current tax expense.....      24,069         22,134        21,606
Deferred tax benefit..........      (4,133)        (1,297)       (1,882)

Total income tax expense......     $19,936         20,837        19,724


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are as follows:

                                                   December 31,
(dollars in thousands)                          2001            2000
                                          Deductible/     Deductible/
                                            (taxable)       (taxable)
                                            temporary       temporary
                                          differences     differences
Bond accounting.........................     $   (472)           (605)
Benefits and deferred
  remuneration..........................        6,250           5,560
Deferred loan fees, net.................          319             412
Difference in reporting the
  provision for loan losses, net........       25,370          24,383
Other income or expense
  not yet reported for tax purposes.....       10,607           8,851
Depreciable assets......................        2,033           1,689
Purchase accounting adjustments.........         (174)           (285)
Other items.............................        1,297           1,092

      Total                                    45,230          41,097
Valuation allowance.....................       (1,182)         (1,182)
Net deferred tax asset
at end of year..........................       44,048          39,915
Net deferred tax asset at
   beginning of year....................       39,915          38,704
Net increase in deferred tax asset......        4,133           1,211
Deferred tax asset acquired and purchase
  accounting tax effect, net............            -              86
Deferred tax benefit....................     $  4,133           1,297

     Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. The valuation allowance of $1.2 million at December 31, 2001 and 2000, have been recognized due to tax law restrictions on the deductibility of certain temporary differences. Based primarily on the sufficiency of historical and future taxable income, management believes it is more likely than not that the remaining net deferred tax asset of $44.0 million and $39.9 million at December 31, 2001 and 2000, respectively, will be realized.
     In addition to the deferred tax items described in the preceding table, the Company also has deferred tax liabilities of $15.0 million at December 31, 2001, and $14.1 million at December 31, 2000, relating to the net unrealized gains on securities available for sale at the respective dates.
     The effective tax rates differ from the statutory federal income tax rate. The reasons for these differences are as follows:

                                       For the years ended December 31,
                                          2001       2000       1999
Statutory federal income tax rate..       35.0%      35.0       35.0
Increase/(decrease) in taxes
  resulting from:
   Tax exempt income...............       (5.2)      (4.1)      (4.0)
   State income tax, net of
    federal tax benefit............        1.1        2.3        3.3
   Reduction in the tax rates......          -          -        1.5
   Change in valuation reserve.....          -          -       (1.5)
   Other items.....................       (0.4)       0.1       (0.2)
Effective income tax rate..........       30.5%      33.3       34.1


(10) Benefit Plans

(a) Retirement Plan
     The Company maintains a trusteed non-contributory pension plan covering employees that have completed one year of employment and 1,000 hours of service. The benefits are based on the sum of (a) a benefit equal to a prior service benefit plus the average of the employees' highest five consecutive years' compensation in the ten years preceding retirement multiplied by a percentage of service after a specified date plus (b) a benefit based upon career average compensation. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are invested primarily in common stock, fixed income common funds, and index funds and are administered by Trustco Bank, National Association's Trust Department. The following tables set forth the plan's funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2001 and 2000:

Change in Projected Benefit Obligation:

(dollars in thousands)                              2001       2000
Projected benefit obligation
  at beginning of year..........                 $21,538     21,363
Service cost....................                     766        825
Interest cost...................                   1,358      1,378
Benefits paid...................                  (1,275)    (1,648)
Other...........................                    (800)      (380)
Projected benefit obligation
  at end of year................                 $21,587     21,538


Change in Plan Assets
and Reconciliation of Funded Status:

(dollars in thousands)                              2001        2000
Fair value of plan assets at
  beginning of year.....................         $33,898      37,186
Actual return/(loss) on plan assets.....          (1,883)     (1,640)
Benefits paid...........................          (1,275)     (1,648)

Fair value of plan assets at end of year          30,740      33,898
Funded status...........................           9,153      12,360
Unrecognized net actuarial gain.........          (5,725)     (9,638)
Unrecognized prior service cost.........             756         768

Prepaid benefit cost....................         $ 4,184       3,490


Components of Net Periodic Pension Benefit:
                                                  For the years ended
                                                      December 31,
(dollars in thousands)                            2001      2000     1999
Service cost............................       $   766       825    1,012
Interest cost...........................         1,358     1,378    1,339
Expected return on plan assets..........        (2,413)   (2,655)  (2,159)
Amortization of net actuarial gain......          (428)     (649)    (368)
Amortization of unrecognized
  prior service cost....................            23        23       24
Amortization of unrecognized
  transition asset .....................             -      (147)    (148)

Net periodic pension benefit............       $  (694)   (1,225)    (300)

     The weighted average discount rate, the rate of increase in future compensation levels, and the expected long-term rate of return used in determining the actuarial present value of projected benefit obligations, are as follows:

                                            2001     2000     1999
Weighted average discount rate .........    6.75%    6.75     6.75
Rate of increase in future
   compensation.........................    6.50     6.50     6.50
Expected long-term rate of return
  on assets.............................    7.25     7.25     6.50

     The Company also has a supplementary pension plan under which additional retirement benefits are accrued for eligible executive and senior officers. The expense recorded for this plan was $4.4 million,$3.4 million, and $4.3 million, in 2001, 2000, and 1999, respectively.
     Effective December 31, 2001, the supplementary pension plan for the chief executive officer was frozen and, other than interest, no additional contributions to the plan will be made. This will reduce the anticipated cost of the plan by approximately $3 million for 2002.
     Rabbi trusts have been established for certain benefit plans. These rabbi trust accounts are administered by the Company's Trust Department and invest primarily in the Trustco Short-Term Investment Account. These assets are recorded at their market value and are included as other assets in the December 31, 2001 and 2000, consolidated statements of condition.

(b) Postretirement Benefits
     The Company permits retirees under age 65 to participate in the Company's medical plan by paying the same premium as the active employees. At age 65, the Banks provide a Medicare Supplemental program to retirees. Assets of the plan are invested primarily in individual stock, index funds, and tax exempt bonds. The following tables show the plan' funded status and amounts recognized in the Company' consolidated statements of condition at December 31, 2001 and 2000.

Change in Accumulated Benefit Obligation:

                                     Projected Post-
                                   Retirement Benefits
(dollars in thousands)                2001   2000
Accumulated benefit obligation
  at beginning of year..............$6,090  6,570
Service cost........................   250    253
Retiree contributions...............   121    110
Interest cost.......................   408    368
Benefits paid.......................  (206)  (218)
Other...............................   100   (993)

Accumulated benefit obligation
  at end of year....................$6,763  6,090


Change in Plan Assets and
Reconciliation of Funded Status:

(dollars in thousands)                         2001     2000
Fair value of plan assets at
  beginning of year.......................  $11,655   13,213
Actual return/(loss) on plan assets.......     (768)    (696)
Retiree contributions.....................      121      110
Taxes.....................................     (267)    (754)
Benefits paid.............................     (206)    (218)

Fair value of plan assets at end of year..   10,535   11,655

Funded status.............................    3,772    5,565
Unrecognized net actuarial gain...........   (4,518)  (6,416)

Accrued benefit cost......................  $  (746)    (851)

Components of Net Periodic Benefit:

                                            For the years ended
                                                December 31,
(dollars in thousands)                     2001    2000     1999
Service cost............................  $ 250     253      262
Interest cost...........................    408     368      369
Expected return on plan assets..........   (502)   (568)    (454)
Amortization of net actuarial gain......   (261)   (374)    (277)

Net periodic benefit....................  $(105)   (321)    (100)

     For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2002 and thereafter. A one percentage point increase in the assumed health care cost in each year would increase the accumulated postretirement benefit obligation, as of December 31, 2001, by approximately $1.1 million, and would increase the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001, by approximately $160 thousand. A one percentage point decrease in the assumed health care cost in each year would decrease the accumulated postretirement benefit obligation by approximately $1.4 million as of December 31, 2001, and would decrease the aggregate of the service and the interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2001, by approximately $156 thousand.
     The weighted average assumptions used to determine the accumulated benefit obligation at December 31, 2001, 2000, and 1999, were:

                                             2001     2000   1999
Discount rate......................          6.75%    6.75   6.75
After tax return on plan assets....          4.30     4.30   3.84


(c) Incentive and Bonus Plans
  The Company provides a profit-sharing plan for substantially all employees. The expense of this plan, which is based on management discretion as defined in the plan, amounted to $1.0 million in 2001 and$1.1 million in both 2000 and 1999.
     The Company also has an executive incentive plan. The expense of this plan is based on the Company's performance and estimated distributions to participants are accrued during the year and generally paid in the following year. The expense recorded for this plan was $3.9 million, $3.8 million, and $3.3 million in 2001, 2000, and 1999, respectively.
     The Company has awarded 3.2 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined in the plan. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control, allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

(d) Stock Option Plans
     At December 31, 2001, the Company has stock option plans for officers and directors as described below. TrustCo applies APB Opinion No. 25 and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (Statement 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

(dollars in thousands
 except per share data)
                                  2001       2000       1999
  Net income:
    As reported............    $45,510     41,702     38,185
    Pro forma.............      44,324     40,566     37,143
  Basic earnings per share:
    As reported............    $  .640       .590       .537
 Pro forma.................       .623       .574       .523
Diluted earnings per share:
As reported................       .618       .571       .516
Pro forma..................       .603       .555       .502

     Pro forma net income and earnings per share reflect options granted since 1995. The full impact of calculating compensation cost for all stock options under Statement 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options'vesting period and compensation cost for options granted prior to January 1, 1995, is not considered.
     Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 7.9 million shares of common stock. Under the 1993 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 531 thousand shares of its common stock. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over five years from the date the options are granted for the employee plan and they are immediately vested under the directors' plan. A summary of the status of TrustCo's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates are as follows:

                              Outstanding Options   Exercisable Options
                                         Weighted    Weighted
                                          Average     Average
                                           Option      Option
                                 Shares     Price      Shares      Price
Balance, January 1, 1999....  8,588,153    $ 4.76   6,356,802     $ 4.10
New options awarded - 1999..    945,588     10.00     210,278      10.00
Exercised options - 1999....    631,989      3.08     631,989       3.08
Options became exercisable..          -         -     904,336       6.01

Balance, December 31, 1999..  8,901,752      5.44   6,839,427       4.63
New options awarded - 2000..    831,853      9.47     189,647       9.47
Cancelled options - 2000....     86,842      8.52      86,842       8.52
Exercised options - 2000....    352,834      4.38     352,834       4.38
Options became exercisable..          -         -   1,080,550       7.51

Balance, December 31, 2000..  9,293,929      5.81   7,669,948       5.12

New options awarded - 2001..    876,702      9.75     194,384       9.75
Cancelled options - 2001....    129,621      9.73     129,621       9.73
Exercised options - 2001....  1,235,206      3.65   1,235,206       3.65
Options became exercisable..          -         -     928,163       8.73

Balance, December 31, 2001..  8,805,804    $ 6.44   7,427,668     $ 5.85

     The fair value of each option as of the grant date, estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 was as follows for options granted in the year indicated:

                                     Employees'   Directors'
                                          Plan         Plan

2001.......................             $1.791        1.800
2000.......................              1.965        1.920
1999.......................              2.049        1.989

     The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                     Employees'   Directors'
                                          Plan         Plan
 Expected dividend yield:
   2001....................               5.07%        5.07
   2000....................               4.50         4.50
   1999....................               4.17         4.17

 Risk-free interest rate:
   2001....................               4.63         4.56
   2000....................               6.68         6.63
   1999....................               5.96         5.92

 Expected volatility rate:
     2001..................              22.90        23.42
     2000..................              20.85        22.18
    1999...................              20.91        21.95

   Expected lives..........               7.5 years    6.0 years

     The following table summarizes information about total stock options outstanding at December 31, 2001:

                                      Weighted
                                       Average       Weighted
Range of                             Remaining        Average
Exercise             Options       Contractual       Exercise
Price            Outstanding              Life          Price

Less than
  $5.00.........   3,149,771         2.7 years         $ 3.86
Between $5.01
  and $7.50.....   2,252,441         5.5 years           5.51
Greater than
  $7.51.........   3,403,592         8.4 years           9.45

Total...........   8,805,804         5.6 years         $ 6.44

     The following table summarizes information about the exercisable stock options at December 31, 2001:

                                      Average       Weighted
Range of                            Remaining        Average
Exercise             Options      Contractual       Exercise
 Price           Exercisable             Life          Price

Less than
 $5.00..........   3,149,771         2.7 years         $ 3.86
Between $5.01
  and $7.50.....   2,252,441         5.5 years           5.51
Greater than
  $7.51.........   2,025,456         7.9 years           9.33

Total...........   7,427,668         5.0 years         $ 5.85

(11) Commitments and Contingent Liabilities
(a) Leases
     The Banks lease certain banking premises. These leases are accounted for as operating leases with minimum rental commitments in the amounts presented below. The majority of these leases contain options to renew.

(dollars in thousands)
2002.....................   $1,247
2003.....................    1,206
2004.....................    1,151
2005.....................    1,022
2006.....................      793
2007 and after...........    4,694

                           $10,113

(b) Litigation
     Existing litigation arising in the normal course of business is not expected to result in any material loss to the Company.

(c) Time Deposits

     At December 31, 2001, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year.............  $608,042
1 to 2 years.............   223,466
2 to 3 years.............    27,493
3 to 4 years.............    12,302
4 to 5 years.............     4,697
Over 5 years.............     1,301

                           $877,301


(d) Outsourced Services
     During the fourth quarter 2001, the Company contracted with Fiserv Solutions, Inc. to perform certain banking functions beginning 2002. The outsourced services include data processing, item processing, back room bank operations, and trust operations. The contract requires Trustco Banks to convert to the Fiserv system during the first half of 2002 after which the monthly billings will commence. The contract is estimated at $5 million annually and can vary based upon volume and nature of transactions processed. The additional cost of the contract will be offset by cost reduction from personnel and equipment as the various responsibilities are assumed under the contract.


(12) Earnings Per Share
     A reconciliation of the component parts of earnings per share for 2001, 2000 and 1999 follows:

(dollars in thousands,                          Weighted
except per share data)                    Average Shares      Per share
                                  Income     Outstanding        Amounts
For the year ended
  December 31, 2001:
Basic EPS:
  Income available to
  common shareholders.........   $45,510          71,154          $.640
Effect of Dilutive Securities:
  Stock Options...............         -           2,519              -

Diluted EPS...................   $45,510          73,673          $.618

For the year ended
   December 31, 2000:
Basic EPS:
  Income available to
  common shareholders......      $41,702          70,693          $.590
Effect of Dilutive Securities:
  Stock Options...............         -           2,350              -

Diluted EPS...................   $41,702          73,043          $.571

For the year ended
  December 31, 1999:
Basic EPS:
  Income available to
  common shareholders.........   $38,185           71,012         $.537
Effect of Dilutive Securities:
  Stock Options...............         -            2,928             -

Diluted EPS...................   $38,185           73,940         $.516

     The number of antidilutive stock options excluded from diluted Earnings Per Share for 2001 and 2000 was not significant. At December 31, 2001, there were no antidilutive stock options outstanding.

(13) Off-Balance Sheet Financial Instruments
     Loan commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a fee. Commitments sometimes expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Banks' normal credit policies, including obtaining collateral. The Banks'maximum exposure to credit loss for loan commitments, including unused lines of credit, at December 31, 2001 and 2000, was $243.3 million and $224.6 million, respectively. Approximately 60% of these commitments were for variable rate products at the end of 2001.
     Letters of credit and standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Banks' normal credit 'loss for standby letters of credit at December 31, 2001 and 2000, was $1.1million and $1.4 million, respectively.
     No losses are anticipated as a result of loan commitments or standby letters of credit.


(14) Fair Value of Financial Instruments
     The fair values shown below represent management' estimates of values at which the various types of financial instruments could be exchanged in transactions between willing, unrelated parties. They do not necessarily represent amounts that would be received or paid in actual transactions.



(dollars in thousands)                     As of December 31, 2001
                                             Carrying         Fair
                                                Value        Value
Financial assets:
  Cash and cash equivalents ............    $ 398,573      398,573
  Securities available for sale ........      587,100      587,100
  Loans.................................    1,499,483    1,589,411
  Accrued interest receivable...........       14,997       14,997
Financial liabilities:
  Demand deposits ......................      195,390      195,390
  Interest-bearing deposits ............    1,897,516    1,914,249
  Short-term borrowings ................      218,219      218,219
  Long-term debt .......................          624          624
  Accrued interest payable..............        2,272        2,272

(dollars in thousands)                     As of December 31, 2000

                                             Carrying         Fair
                                                Value        Value
Financial assets:
  Cash and cash equivalents ............    $ 345,446      345,446
  Securities available for sale ........      605,284      605,284
  Loans.................................    1,418,750    1,475,906
  Accrued interest receivable...........       14,987       14,987
Financial liabilities:
  Demand deposits ......................      191,260      191,260
  Interest-bearing deposits ............    1,819,731    1,822,667
  Short-term borrowings ................      192,898      192,898
  Long-term debt........................          911          911
     Accrued interest payable...........        3,206        3,206

     The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents
     The carrying values of these financial instruments approximates fair values.
Securities
     Fair values for all securities portfolios are based upon quoted market prices, where available. The carrying value of certain local, unrated municipal obligations was used as an approximation of fair value.
Loans
     The fair values of all loans are estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Deposit Liabilities
     The fair values disclosed for noninterest bearing deposits, interest bearing checking accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date. The carrying value of all variable rate certificates of deposit approximates fair value. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity.

Short-Term Borrowings, Long-Term Debt and Other Financial Instruments
     The fair value of all short-term borrowings, long-term debt, and other financial instruments approximates the carrying value.

Financial Instruments with Off-Balance Sheet Risk
     The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present credit worthiness of the borrower . For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees, which are considered to be immaterial.
     The Company does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as derivatives.

(15)Regulatory Capital Requirements
     Office of the Comptroller of the Currency (OCC) and the Office of Thrift Supervision (OTS) capital regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 2001 and 2000, Trustco Bank was required to maintain a minimum leverage ratio of Tier 1 (leverage) capital to total adjusted quarterly average assets of 4.00% and minimum ratios of Tier 1 capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board has adopted similar requirements for the consolidated capital of bank holding companies.
     The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.
     The foregoing capital ratios are based on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulator about capital components, risk weighting and other factors.
     Management believes that as of December 31, 2001 and 2000, Trustco Banks and the Company met all capital adequacy requirements to which they were subject. Further,the most recent regulator notification categorized the Banks as well-capitalized institutions. There have been no conditions or events since that notification that management believes have changed the Company's capital classification.
     Under its prompt corrective action regulations, the regulators are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. As stated above, the Company has been classified as well capitalized for regulatory purposes, and therefore, these regulations do not apply. The following is a summary of actual capital amounts and ratios as of December 31, 2001 and 2000, for the Company and its principal subsidiary Trustco Bank, National Association:


(dollars in thousands)                      As of December 31, 2001
                                            Amount            Ratio
Tier 1 (leverage) capital:
   Trustco Bank, NA...............       $ 150,923             6.07%
   TrustCo Bank Corp NY...........         183,170             7.72

Tier 1 risk-based capital:
   Trustco Bank, NA...............         150,923            11.47
   TrustCo Bank Corp NY...........         183,170            13.58
Total risk-based capital:
   Trustco Bank, NA...............         167,870            12.75
   TrustCo Bank Corp NY...........         200,531            14.86


(dollars in thousands)                      As of December 31, 2000
                                            Amount            Ratio
Tier 1 (leverage) capital:
   Trustco Bank, NA...............        $145,325             6.17%
   TrustCo Bank Corp NY...........         174,267             7.31
Tier 1 risk-based capital:
   Trustco Bank, NA...............         145,325            12.04
   TrustCo Bank Corp NY...........         174,267            14.03
Total risk-based capital:
   Trustco Bank, NA...............         160,922            13.33
   TrustCo Bank Corp NY...........         190,301            15.32

(16)Parent Company Only
     The following statements pertain to TrustCo Bank Corp NY (Parent Company):


Statements of Income


(dollars in thousands)                       Years Ended December 31,
Income:                            2001              2000               1999
 Dividends and interest
   from subsidiaries........... $38,220            44,361             38,654
 Gain on sale of securities....   2,445             1,872              1,173
 Income from other investments.   1,155               932                689

     Total income..............  41,820            47,165             40,516

Expense:
 Operating supplies............      18                92                 57
 Professional services ........     188               262                 37
 Miscellaneous expense.........     372             2,525                312

      Total expense............     578             2,879                406
Income before income
 taxes and undistributed
 net income of subsidiaries....  41,242            44,286             40,110
Income tax expense.............   1,154               177                523
Income before equity in
 undistributed net
 income of subsidiaries........  40,088            44,109             39,587
(Distributions in excess of)/equity
 in undistributed net income of
 subsidiaries..................   5,422            (2,407)            (1,402)

Net income..................... $45,510            41,702             38,185



Statements of Condition
(dollars in thousands)                     December 31,
Assets:                              2001               2000
 Cash in subsidiary banks...... $  14,762             18,228
 Investments in subsidiaries...   161,168            156,740
 Securities available for sale.    48,363             37,915
 Other assets..................       245                220

     Total assets..............  $224,538            213,103

Liabilities and shareholders' equity:
 Accrued expenses and
 other liabilities............    $18,711             17,260

     Total liabilities........     18,711             17,260

Shareholders' equity..........    205,827            195,843

     Total liabilities and shareholders'
     equity..................    $224,538            213,103




Statements of Cash Flows
(dollars in thousands)                           Years Ended December 31,
                                               2001          2000         1999

Increase/(decrease) in cash and
  cash equivalents:

Cash flows from operating activities:
Net income.............................    $ 45,510        41,702       38,185
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Distributions in excess of/(equity
       in undistributed net income)
       of subsidiaries.................      (5,422)        2,407        1,402
   Gain on sales of securities.........      (2,445)       (1,872)      (1,173)
   Net change in other assets and
       accrued expenses................      (2,204)        1,096         (733)

Total adjustments......................     (10,071)        1,631         (504)

Net cash provided by operating
   activities..........................      35,439        43,333       37,681

Cash flows from investing activities:
 Proceeds from sale of securities
   available for sale..................       5,402         5,488        3,715
 Purchase of securities available
   for sale............................      (8,136)       (9,716)      (2,385)
Investment in subsidiary...............      (1,000)         (400)           -

Purchase of Landmark Financial  Corp...           -        (3,442)           -
    Net cash provided by/(used in)
     investing activities..............      (3,734)       (8,070)       1,330
Cash flows from financing activities:
 Proceeds from exercise of stock
  options..............................       7,366         1,793        2,580
 Dividends paid........................     (37,009)      (32,089)     (29,570)
 Payments to acquire treasury stock....     (12,238)       (9,704)     (15,961)
 Proceeds from sale of treasury
  stock................................       6,710         5,975        6,992

     Net cash used in financing
       activities......................     (35,171)      (34,025)     (35,959)

Net increase/(decrease) in cash and
     cash equivalents..................      (3,466)        1,238        3,052

Cash and cash equivalents at
   beginning of year...................      18,228        16,990       13,938

Cash and cash equivalents at
   end of year.........................    $ 14,762        18,228       16,990

Supplemental disclosure of
   cash flow information:
 Increase in dividends payable.........    $  1,484         1,181          657
 Change in unrealized (gain)/loss on
  available for sale securities -
  gross................................      (5,269)      (10,749)       8,666
 Change in deferred tax effect on
 unrealized (gain)/loss on securities
 available for sale....................       2,152         4,391       (3,540)

TrustCo Bank Corp NY
Officers and Board of Directors


Officers

CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

VICE PRESIDENTS
Robert J. McCormick
Nancy A. McNamara

SECRETARY
Henry C. Collins

ASSISTANT SECRETARY
William M. McCartan

Board of Directors

Barton A. Andreoli
President
Towne Construction and Paving Corp.

Robert T. Cushing
Senior Vice President and Chief Financial Officer
Trustco Bank

Joseph Lucarelli
President
Bellevue Builders Supply, Inc.

Anthony J. Marinello, M.D., Ph.D.
Physician

Robert A. McCormick
Chairman, President, and Chief Executive Officer Trustco Bank

Nancy A. McNamara
Senior Vice President
Trustco Bank

James H. Murphy, D.D.S.
Orthodontist

Richard J. Murray, Jr.
Chief Executive Officer
R.J. Murray Co., Inc.

William D. Powers
Partner
Powers, Crane & Co., LLC

William J. Purdy
President
Welbourne & Purdy Realty, Inc.




   Directors of TrustCo Bank Corp NY are also Directors of Trustco Banks


HONORARY DIRECTORS

Lionel O. Barthold
M. Norman Brickman
Caryl P. Haskins, Ph.D.
Bernard J. King

William H. Milton, III
John S. Morris, Ph.D.
Daniel J. Rourke, M.D.
Anthony M. Salerno

Edwin O. Salisbury
William F. Terry
Harry E. Whittingham, Jr.

Trustco Bank Officers


CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Robert A. McCormick

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Robert T. Cushing

SENIOR VICE PRESIDENT
Robert J. McCormick

SENIOR VICE PRESIDENT
Nancy A. McNamara

ADMINISTRATIVE VICE PRESIDENT, GENERAL COUNSEL  AND SECRETARY
Henry C. Collins

AUDITOR
John C. Fay

PERSONNEL ANDQUALITY CONTROL
Vice President Cheri J. Parvis


OPERATIONS,ACCOUNTING/FINANCE, DATA PROCESSING,PURCHASING
Senior Vice President and Chief Financial Officer Robert T. Cushing

ACCOUNTING/FINANCE
Vice Presidents
Linda C. Christensen
Daniel R. Saullo

OPERATIONS
Vice President
Deborah K. Appel

DATAPROCESSING
Vice President
Karen A. DeFeo

PURCHASING
Vice President
George W. Wickswat


BRANCH ADMINISTRATION,RETAIL LENDING,MARKETING/COMMUNITY/RELATIONS, FACILITIES Senior Vice President
Robert J. McCormick

BRANCH ADMINISTRATION
Administrative Vice President
Scot R. Salvador

Vice President
Thomas M. Poitras

Officer
Mary Jean Riley

RETAIL LENDING
Officers
Robert O. Breton, Esq.
Steven J. Fligg
Michael J. Lofrumento

MARKETING/COMMUNITY RELATIONS
Vice President
Robert M. Leonard

FACILITIES
Vice President
George W. Wickswat


COMMERCIAL LENDING, TRUST DEPARTMENT,COMPLIANCE,MUNICIPAL ACCOUNTS Senior Vice President
Nancy A. McNamara

COMMERCIAL LENDING
Vice President
Eric W. Schreck

Officers
Patrick M. Canavan
Paul R. Steenburgh

TRUSTDEPARTMENT
Administrative Vice President
William M. McCartan

Vice Presidents
Philip M. Cioppa
Patrick J. LaPorta

Senior Investment Officer
Michael J. Barringer

Officer
Richard W. Provost


MUNICIPAL ACCOUNTS
Officer
Michael V. Pitnell

COMPLIANCE
Administrative Vice President
Donald J. Csaposs


TRUSTCO SAVINGS BANK OFFICERS

CHAIRMAN
Robert A. McCormick

PRESIDENT ANDCHIEF EXECUTIVEOFFICER
Robert T. Cushing

ADMINISTRATIVEVICE PRESIDENT
Robert J. McCormick

VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Linda C. Christensen

VICE PRESIDENT AND CHIEF LENDING OFFICER
Donald J. Csaposs

SECRETARY
Henry C. Collins

AUDITOR
John C. Fay

Branch Locations

Altamont Ave. Office
1400 Altamont Ave. Schenectady Telephone: 356-1317

Altamont Ave. West Office
1900 Altamont Ave. Rotterdam Telephone: 355-1900

Brandywine Office
State St. at Brandywine Ave. Schenectady Telephone: 346-4295

Canajoharie Office
Trustco Savings Bank Branch
211 Erie Blvd. Canajoharie Telephone: 673-2012

Central Avenue Office
163 Central Ave. Albany Telephone: 426-7291

Clifton Country Road Office
7 Clifton Country Road Clifton Park Telephone: 371-5002

Clifton Park Office
1018 Route 146Clifton Park Telephone: 371-8451

Cobleskill Office
RR #3, Rt. 7CobleskillTelephone: 254-0290

Colonie Office
1892 Central Ave. Colonie Plaza, Colonie Telephone: 456-0041

Delmar Office
167 Delaware Ave. Delmar Telephone: 439-9941

East Greenbush Office
501 Columbia Turnpike Rensselaer Telephone: 479-7233

Exit 8/Crescent Rd. Office
CVS Plaza Clifton Park Telephone:  383-0039

Freemans Bridge Road Office
Trustco Center Glenville Telephone: 344-7510

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

Malta 4 Corners Office
2471 Route 9MaltaTelephone: 899-1056

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

Route 7 Office
1156 Troy-Schenectady Road Latham Telephone: 785-4744

Queensbury Office
118 Quaker Road Suite 9, Queensbury Telephone: 798-7226

Rotterdam Office
Curry Road Shopping Ctr. Rotterdam Telephone: 355-8330

Rotterdam Square Office
93 W. Campbell Road Rotterdam Telephone: 377-2393

Route 2 Office - Latham
201 Troy-Schenectady Road Latham Telephone: 786-3687

Route 9 Office - Latham
754 New Loudon Rd. Latham Telephone: 786-8816

Sheridan Plaza Office
1350 Gerling St. Schenectady Telephone: 377-8517

Shoppers' World Office
Old Rte. 146 and Plank Rd. Clifton Park Telephone: 383-6850

South Glens Falls Office
Glengate Shopping Plaza133 Saratoga Road, Suite 1South Glens Falls Telephone:
793-7668

State Farm Road Office
2050 Western Ave. Guilderland Telephone: 452-6913

State Street Albany Office
112 State St. Albany Telephone: 436-9043

State Street Schenectady Office
320 State St. Schenectady Telephone: 377-3311

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

West Sand Lake Office
3707 NYRt. 43 West Sand Lake Telephone: 674-3327

Wilton Mall Office
Route 50 Saratoga Springs Telephone: 583-1716

Wolf Road Office
34 Wolf Road Albany Telephone: 458-7761


Wynantskill Office
134-136 Main Street, Rt. 66 Wynantskill Telephone: 286-2674

                                                      General Information


ANNUAL MEETING
Monday, May 20, 2002
10:00 AM
TrustCo Bank Corp NY
192 Erie Boulevard
Schenectady, NY 12305-1808

CORPORATE HEADQUARTERS
5 Sarnowski Drive Glenville, NY 12302(518-377-3311)

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

NASDAQ SYMBOL:  TRST
The  Corporation's  common stock trades on The Nasdaq Stock
MarketSM under the symbol TRST.

SUBSIDIARIES:
Trustco Bank, National Association                Trustco Financial Corp
Schenectady, New York                             and its Subsidiary
Member FDIC                                       Trustco Savings Bank
                                                  Canajoharie, NY.
                                                  Member FDIC

ORE Subsidiary Corp.                              Trustco Realty Corp.
Schenectady, New York                             Schenectady, New York



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


Trustco Bank, National Association.                Nationally chartered
                                                   banking association

ORE Subsidiary Corp.                               New York corporation

Trustco Realty Corp.                               New York corporation
(Subsidiary of Trustco Bank,
National Association)

Trustco Financial Corp                             Delaware corporation

Trustco Savings Bank                               Federally chartered
(Subsidiary of Trustco Financial Corp)..........   savings bank











Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

                                    Exhibits


                                                                   Exhibit 23


KPMG, LLP
515 Broadway
Albany, NY  12207

      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the Registration Statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 333-78811), and Form
S-3 (No. 333-75035), of TrustCo Bank Corp NY and subsidiaries, of our report dated January 18, 2002, relating to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                                 /s/ KPMG LLP

March 25, 2002

                                    Exhibits

                                   Exhibit 24

                                POWER OF ATTORNEY

The undersigned persons do hereby appoint Henry C. Collins or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 2001 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                           /s/Robert T. Cushing
__________________________                      _____________________
Barton A. Andreoli                              Robert T. Cushing

/s/Joseph Lucarelli                             /s/Anthony J. Marinello
__________________________                      _____________________
Joseph Lucarelli                                Dr. Anthony J. Marinello

/s/Robert A. McCormick                          /s/Nancy A. McNamara
__________________________                      _____________________
Robert A. McCormick                             Nancy A. McNamara

/s/James H. Murphy                              /s/Richard J. Murray, Jr.
__________________________                      __________________________
Dr. James H.Murphy                              Richard J. Murray, Jr.

 /s/William D. Powers                           /s/ William J. Purdy
 _____________________                          __________________________
 William D. Powers                              William J.Purdy




Sworn to before me this
19th day of February 2002.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2002