Form 10-Q
period 2002-03-31
TRUSTCO BANK CORP N Y
filed 2002-05-10
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended             Commission File Number 0-10592
               March 31, 2002

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

       Registrant's telephone number, including area code: (518) 377-3311
                                                           --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares Outstanding
           Class of Common Stock                      as of May 7, 2002
        ---------------------------                ----------------------
               $1 Par Value                               72,256,104

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.         FINANCIAL INFORMATION                               PAGE NO.
  Item 1. Interim Financial Statements (Unaudited): Consolidated Statements of Income for the Three Months
                  Ended March 31, 2002 and 2001                         1

                  Consolidated Statements of Financial Condition        2
                  as of March 31, 2002 and December 31, 2001

                  Consolidated Statements of Cash Flows for the         3 - 4
                  Three Months Ended March 31, 2002 and 2001

                  Notes to Consolidated Interim Financial Statements    5 - 7

                  Independent Accountants' Review Report                8

  Item 2.         Management's Discussion and Analysis                  10 - 17

  Item 3.         Quantitative and Qualitative Disclosures About        18
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

  Item 6.         Exhibits and Reports on Form 8-K

 (a)      Exhibits - None



 (b)      Reports on Form 8-K
          On April 16, 2002, TrustCo filed a Current Report on Form 8-K, regarding two press releases dated April 16, 2002, detailing first quarter financial results.





                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)


                                                                   3 Months
                                                                      Ended
                                                                 March  31,
                                                              2002         2001

   Interest and dividend income:
    Interest and fees on loans                          $   28,720       30,042
    Interest on U. S. Treasuries and agencies                2,949        3,194
    Interest on states and political
     subdivisions                                            2,928        2,368
    Interest on mortgage-backed securities                   1,373        3,594
    Interest and dividends on other securities               1,216          858
    Interest on federal funds sold and other short-term
     investments                                             1,877        3,773
                                               --------------------------------

       Total interest income                                39,063       43,829

   Interest expense:
    Interest on deposits:
      Interest-bearing checking                                770          717
      Savings                                                3,253        3,940
      Money market deposit accounts                            445          399
      Time deposits                                          9,819       12,488
    Interest on short-term borrowings                          856        2,372
    Interest on long-term debt                                   9           13
                                               --------------------------------
      Total interest expense                                15,152       19,929
                                               --------------------------------

      Net interest income                                   23,911       23,900
   Provision for loan losses                                   520        1,495
                                               --------------------------------
      Net interest income after
       provision for loan losses                            23,391       22,405

                                               --------------------------------

   Noninterest income:
    Trust department income                                  1,832        2,063
    Fees for other services to customers                     2,442        2,308
    Net gain on securities transactions                      1,868        1,142
    Other                                                      611          813
                                               --------------------------------
     Total noninterest income                                6,753        6,326

   Noninterest expenses:
    Salaries and employee benefits                           5,814        6,623
    Net occupancy expense                                    1,362        1,329
    Equipment expense                                          718        1,348
    FDIC insurance expense                                      90           94
    Professional services                                      667          591
    Other real estate expenses / (income)                       71         (160)
    Other                                                    3,671        2,436
                                               --------------------------------
     Total noninterest expenses                             12,393       12,261
                                               --------------------------------

      Income before taxes                                   17,751       16,470
   Applicable income taxes                                   5,383        5,172
                                               --------------------------------

       Net income                                      $    12,368       11,298
                                               ================================
Net income per Common
Share:
       - Basic                                         $     0.172        0.159
                                               ================================

       - Diluted                                       $     0.166        0.154
                                               ================================

   Per share data is adjusted for the effect of the 15% stock split declared
August 2001.

   See accompanying notes to consolidated interim financial statements.






                              TRUSTCO BANK CORP NY
                 Consolidated Statements of Financial Condition
                   (dollars in thousands, except share data)


                                                                               3/31/02                  12/31/01
                                                                               -------                  --------
  ASSETS:                                                                    (Unaudited)

 Cash and due from banks                                                $         44,679                     60,121

 Federal funds sold and other short term investments                             475,008                    338,452
                                                                         ----------------           ----------------
   Total cash and cash equivalents                                               519,687                    398,573

 Securities available for sale:
  U. S. Treasuries and agencies                                                  173,230                    160,372
  States and political subdivisions                                              225,010                    216,566
  Mortgage-backed securities                                                      72,746                     96,621
  Other                                                                          121,609                    113,541
                                                                         ----------------           ----------------
   Total securities available for sale                                           592,595                    587,100
                                                                         ----------------           ----------------

 Loans:
  Commercial                                                                     206,506                    212,423
  Residential mortgage loans                                                   1,177,634                  1,201,723
  Home equity line of credit                                                     124,690                    122,332
  Installment loans                                                               18,719                     20,979
                                                                         ----------------           ----------------

   Total loans                                                                 1,527,549                  1,557,457
                                                                         ----------------           ----------------
 Less:
  Allowance for loan losses                                                       56,639                     57,203
  Unearned income                                                                    718                        771
                                                                         ----------------           ----------------
  Net loans                                                                    1,470,192                  1,499,483

 Bank premises and equipment                                                      18,564                     18,312
 Real estate owned                                                                   303                        603
 Other assets                                                                     81,654                     74,550
                                                                         ----------------           ----------------

    Total assets                                                        $      2,682,995                  2,578,621
                                                                         ================           ================

  LIABILITIES:
 Deposits:
  Demand                                                                $        195,784                    195,390
  Interest-bearing checking                                                      297,659                    295,514
  Savings accounts                                                               691,642                    649,081
  Money market deposit accounts                                                   97,574                     75,620
  Certificates of deposit (in denominations of
   $100,000 or more)                                                             124,962                    128,887
  Time deposits                                                                  761,762                    748,414
                                                                         ----------------           ----------------
   Total deposits                                                              2,169,383                  2,092,906

 Short-term borrowings                                                           243,641                    218,219
 Long-term debt                                                                      560                        624
 Accrued expenses and other liabilities                                           60,563                     61,045
                                                                         ----------------           ----------------

   Total liabilities                                                           2,474,147                  2,372,794
                                                                         ----------------           ----------------

  SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares authorized, and 76,998,655 and
   76,168,795 shares issued March 31, 2002
   and December 31, 2001, respectively                                            76,999                     76,169
 Surplus                                                                          77,410                     75,355
 Undivided profits                                                                65,505                     63,940
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                           22,307                     21,668
 Treasury stock at cost - 5,025,774 and 4,862,718 shares at
   March 31, 2002 and December 31, 2001, respectively                            (33,373)                   (31,305)
                                                                         ----------------           ----------------

   Total shareholders' equity                                                    208,848                    205,827
                                                                         ----------------           ----------------

   Total liabilities and shareholders' equity                           $      2,682,995                  2,578,621
                                                                         ================           ================

 See accompanying notes to consolidated interim financial statements.



                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                                 2002                      2001
                                                                        ----------------          ----------------

Cash flows from operating activities:
Net income                                                                      $12,368                    11,298
                                                                        ----------------          ----------------

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                     505                       515
  Provision for loan losses                                                         520                     1,495
  Loss on sale of securities available for sale                                     452                       118
  Gain on sale of securities available for sale                                  (2,320)                   (1,260)
  Provision for deferred tax expense/(benefit)                                    2,102                    (1,297)
  Decrease in taxes receivable                                                    2,493                     5,854
  Decrease in interest receivable                                                   623                       312
  Decrease in interest payable                                                      (65)                     (192)
  Increase in other assets                                                      (12,657)                   (5,897)
  Decrease in accrued expenses                                                     (532)                   (2,687)
                                                                        ----------------          ----------------
    Total adjustments                                                            (8,879)                   (3,039)
                                                                        ----------------          ----------------

Net cash provided by operating activities                                         3,489                     8,259
                                                                        ----------------          ----------------

Cash flows from investing activities:

  Proceeds from sales and calls of securities available for sale                 59,025                    67,257
  Purchase of securities available for sale                                     (71,877)                  (67,065)
  Proceeds from maturities and calls
   of securities available for sale                                              10,099                       964
  Net (increase)/decrease  in loans                                              28,771                   (20,080)
  Proceeds from dispositions of real estate owned                                   334                       467
  Capital expenditures                                                             (691)                   (1,349)
                                                                        ----------------          ----------------

    Net cash provided by/(used in) investing activities                          25,661                   (19,806)
                                                                        ----------------          ----------------

Cash flows from financing activities:

  Net increase in deposits                                                       76,477                     8,638
  Increase in short-term borrowings                                              25,422                    16,811
  Repayment of long-term debt                                                       (64)                      (70)
  Proceeds from exercise of stock options                                         2,885                     2,036
  Proceeds from sale of treasury stock                                            1,923                     1,677
  Purchase of treasury stock                                                     (3,991)                   (2,936)
  Dividends paid                                                                (10,688)                   (9,207)
                                                                        ----------------          ----------------

    Net cash provided by financing activities                                    91,964                    16,949
                                                                        ----------------          ----------------

Net increase in cash and cash equivalents                                       121,114                     5,402

Cash and cash equivalents at beginning of period                                398,573                   345,446
                                                                        ----------------          ----------------

Cash and cash equivalents at end of period                                     $519,687                   350,848
                                                                        ================          ================

See accompanying notes to consolidated interim financial statements.
(Continued)




                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (dollars in thousands)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                           THREE MONTHS ENDED March 31,      2002                      2001
                                                                        ----------------          ----------------


  Interest paid                                                                 $15,217                    20,121
  Income taxes paid                                                                 788                       899
  Transfer of loans to real estate owned                                            ---                       723
  Increase/(decrease) in dividends payable                                          115                        26
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes                                      (874)                   (2,260)
  Change in deferred tax effect on unrealized gain
   on securities available for sale                                                 235                       933




























See accompanying notes to consolidated interim financial statements.


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2001 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2002 and 2001 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended March 31, 2002:

  Basic EPS:
     Net income available to
     Common shareholders                                       $12,368                     71,779              $0.172

  Effect of Dilutive Securities:
     Stock options                                              ------                      2,509             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $12,368                     74,288              $0.166
                                                      ================= ========================== ===================

  For quarter ended March 31, 2001:

  Basic EPS:
     Net income available to
     Common shareholders                                       $11,298                     70,831              $0.159

  Effect of Dilutive Securities:
     Stock options                                             -------                      2,594             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $11,298                     73,425              $0.154
                                                      ================= ========================== ===================
  Share and per share data have been adjusted for the 15% stock split declared in August 2001.


3.      Comprehensive Income
Comprehensive income includes the reported net income of a company adjusted for items that are accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items, minimum pension liability adjustments, and certain derivative gains and losses. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three month period ended March 31, 2002 and 2001 was $13,007,000 and $12,625,000 respectively. The following summarizes the components of other comprehensive income:

  Unrealized gains on securities:                         (dollars in thousands)

  Unrealized net holding gains arising during the
  three months ended March 31, 2002, net of tax
 (pre-tax gain of $2,742).                                             $1,759

  Less reclassification adjustment for net gain
  realized in net income during the three months
  ended March 31, 2002, net of tax (pre-tax gain
  of $1,868).                                                           1,120
                                                                 --------------
  Other comprehensive income - three months
  ended March 31, 2002                                                  $ 639
                                                                 ==============

  Unrealized net holding gains arising during the
  three months ended March 31, 2001, net of tax
 (pre-tax gain of $3,402).                                             $2,002


  Less reclassification adjustment for net gain
  realized in net income during the three months
  ended March 31, 2001 net of tax (pre-tax gain
  of $1,142).                                                             675

                                                                 --------------

  Other comprehensive income - three months
  ended March 31, 2001                                                  $1,327
                                                                 ==============

4.       Impact of Changes in Accounting Standards
In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations"(Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company was required to adopt the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30,2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

As of December 31, 2001, the Company had $553 thousand of unamortized goodwill, which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $62 thousand for the twelve months ended December 31, 2001. No impairment loss was required at adoption.

The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2002, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
April 11, 2002

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                 March 31, 2002

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2002, with comparisons to 2001 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 2001.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2002 and 2001.

Overview
TrustCo recorded net income of $12.4 million, or $0.166 of diluted earnings per share for the three months ended March 31, 2002, as compared to net income of $11.3 million or $0.154 of diluted earnings per share in the same period in 2001.

The primary factors accounting for the year to date increases were:

     . Increase in interest earning assets of $179.2 million to $2.51 billion in 2002 as compared to $2.33 billion in 2001,


     . Reduction in the provision for loan losses from $1.5 million in 2001 to $520 thousand in 2002, and

     . Increases in noninterest income from $6.3 million to $6.8 million in 2002.


These positive factors affecting net income were partially offset by:

     . Decrease in net interest margin from 4.28% in 2001 to 4.07% in 2002, and

     . Increase in noninterest expense from $12.3 million in 2001 to $12.4 million in 2002.

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

The following Management's Discussion and Analysis for the first quarter of 2002 compared to the comparable period in 2001 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2001 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2001 compared to 2000. Most of the same market factors discussed in the 2001 Annual Report also had a significant impact on the first quarter 2002 results.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans. The absolute level of interest rates, changes in rates and customers' expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 6% at the beginning of 2001 and had decreased to 5% by the end of the first quarter of 2001. In 2002 the federal funds rate was consistent from the beginning of the year and throughout the quarter at 1.75%. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 9% at the beginning of 2001 and had decreased to 8% by the end of the first quarter of 2001. By the end of 2001, the prime rate had declined to 4.75% and has remained there for the first four months of 2002.

Earning Assets
Total interest earning assets increased to $2.51 billion in 2002 from $2.33 billion in 2001 with an average yield of 7.74% in 2001 and 6.51% in 2002. Income on earning assets decreased by $4.2 million during this same time-period from $45.1 million in 2001 to $40.9 million in 2002. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets offset by the increase in average balances.

Loans
The average balance of loans was $1.54 billion in 2002 and $1.48 billion in 2001. The yield on loans decreased from 8.12% in 2001 to 7.49% in 2002. The combination of the higher average balances and the lower rates resulted in a decrease in the interest income on loans by $1.3 million.

During the first quarter of 2002 the balance of the loan portfolio increased primarily as a result of the increase in the residential mortgages. The average balance of residential mortgage loans was $1.13 billion in 2001 compared to $1.19 billion in 2002, an increase of 5.1%. The average yield on residential mortgage loans decreased by 26 basis points in 2002 compared to 2001. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate or the prime rate. Also during this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include extremely low closing costs, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in portfolio. The combination of competitive interest rates and the product differentiation are the principal reasons for the increase in the balance of the residential loans outstanding.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The rates earned in 2002 were 83 bp, and 383 bp, respectively, less than in the first three months of 2001.

Securities Available for Sale
Securities available for sale had an average balance of $543.2 million during the quarter ended March 31, 2002, as compared to $582.3 million in 2001. These balances earned an average yield of 7.55% in 2002 and 7.72% in 2001. This resulted in interest income on the securities available for sale of $10.3 million in 2002 and $11.2 million in 2001. The decrease in average balances during the quarter and the decrease in the average rates caused a $983 thousand decrease in interest income to $10.3 million in 2002.

Federal Funds Sold
The 2002 first quarter average balance of federal funds sold was $423.7 million, $155.5 million more than the $268.2 million in 2001. The portfolio yield decreased to 1.75% in 2002, compared to 5.71% in 2001. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $1.9 million from $3.8 million in 2001 to $1.8 million in 2002.

The increase in federal funds balances between the first quarter of 2001 and 2002 reflects a decision to hold funds in overnight deposits versus making longer-term investments in loans or securities available for sale. The decision to retain additional liquidity in the form of federal fund balances is a result of the relatively low interest rates in the market for such alternative investments while keeping the balances available for investment once rates change. The effect of this decision by TrustCo is to have significantly more funds invested in the federal funds portfolio at significantly lower interest rates during the first quarter of 2002 with the expectation that opportunities for reinvestment at higher yields will be available later in 2002.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased to $1.94 billion during 2002, and the average rate paid decreased to 2.99% for 2002 from 3.91% for 2001. Total interest expense on these deposits decreased $3.3 million to $14.3 million.

Short-term borrowings, primarily the Trustco Short-Term Investment Account, increased by $39.4 million between the first quarter of 2001 and 2002. Total interest expense on this account decreased by $1.5 million in 2002, and the average rate paid decreased 337 basis points to 1.45%.

Demand deposit balances increased by 7.6% during the period from the first quarter of 2001 to the first quarter of 2002. The average balance was $189.6 million in 2002, and $176.1 million in 2001.

Net Interest Income
Taxable equivalent net interest income increased to $25.7 million in 2002. The net interest spread decreased 5 basis points between 2001 and 2002 and the net interest margin decreased by 21 basis points.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of March 31, 2002.

Nonperforming loans: Total nonperforming loans were $8.1 million at March 31, 2002, a decrease from the $11.2 million of nonperforming loans at March 31, 2001. Nonaccrual loans were $2.4 million at March 31, 2002 a decrease from the $5.5 million at March 31, 2001. Restructured loans were $5.5 million at March 31, 2002 compared to $5.1 million at March 31, 2001.

Virtually all of the nonperforming loans at March 31, 2002 and 2001 are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

         . The overall emphasis within TrustCo for residential real estate originations,
         . The relatively weak economic environment in the upstate
           New York territory, and
         . The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral value that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

Total impaired loans at March 31 2002 of $5.3 million, consisted of restructured retail loans. During the first quarter of 2002, there were $837 thousand of commercial loan charge offs, $148 thousand of consumer loan charge offs and $440 thousand of residential mortgage loan charge offs as compared with $248 thousand of commercial loan charge offs, $140 thousand of consumer loan charge offs and $1.2 million of residential mortgage loan charge offs in the first quarter of 2001. Recoveries during the quarter were $341 thousand in 2002 and $559 thousand in 2001.

Real estate owned: Total real estate owned of $303 thousand at March 31, 2002 decreased by $1.9 million since March 31, 2001.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 2002, the allowance for loan losses was $56.6 million, which represents a slight decrease from the $57.2 million in the allowance at December 31, 2001. The allowance represents 3.71% of the loan portfolio as of March 31, 2002 compared to 3.80% at March 31, 2001. The provision charged to expense was $520 thousand compared to $1.5 million for 2001. The allowance has reached an overall level that Management feels is appropriate given current market conditions.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:
          . The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

          . The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

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

Noninterest Income
Total noninterest income for the first quarter was $6.8 million, compared to $6.3 million in 2001. Included in both the 2002 and 2001 first quarter results are net securities gains of $1.9 million in 2002, and $1.1 million in 2001.

Noninterest Expenses
Total noninterest expense increased slightly from $12.3 million for the three months ended March 31, 2001 to $12.4 million for the three months ended March 31, 2002. Within the category of noninterest expense, salaries and employee benefits decreased by approximately $809 thousand due primarily to the reduction in salary and benefits by the chief executive officer. The Chief Executive Officer's salary was reduced by $450,000 which in turn affected the amount reserved for the incentive bonus plans. In addition the supplemental executive retirement plan for the Chief Executive Officer was also capped at the level of the accrual as of December 31, 2001.

Equipment expense decreased by approximately $630 thousand primarily as a result of reduced computer expense due to contracts not being renewed in 2002 as a result of the anticipated conversion to Fiserv. Other expenses increased by $1.2 million from $2.4 million in 2001 to $3.7 million in 2002. Of the $1.2 million increased expense, approximately $460 thousand relates to the additional cost of the Fiserv conversion, and $400 thousand was the result of various equipment and other asset write offs.

Income Taxes
In the first quarter of 2002 and 2001, TrustCo recognized income tax expense of $5.4 million and $5.2 million, respectively. The effective tax rate for the first quarter of 2002 was 30.3% compared to 31.4% for the same period of 2001.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2002 was $208.8 million, an increase from the $205.8 million at year-end 2001. TrustCo declared dividends of $0.150 in 2002, compared with $0.130 in 2001. These results represent a dividend payout ratio of 87.36% in 2002 and 81.72% in 2001.

The Company achieved the following ratios as of March 31, 2002 and 2001:


                                          March 31,          Minimum Regulatory
                                        2002      2001             Guidelines
                                   --------------------------------------------
        Tier 1 risk adjusted
                 capital               13.36%    13.75                 4.00

        Total risk adjusted
                 capital               14.65     15.04                 8.00


In addition, at March 31, 2002 and 2001, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.01% and 7.24% respectively.

Critical Accounting Policies:
Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in the notes to the Consolidated Financial Statements is a description in Note 1 of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.





                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                             STATISTICAL DISCLOSURE

        I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

      The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency)
    for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $23.6 million in 2002 and $21.4 million in 2001. The subtotals contained In the following table are the arithmetic totals of the items contained in that category.




                                 First        2002                  First         2001
                                Quarter                             Quarter
                               --------- ---  -------    ----- ---  -------- ---  ------    ------   -------   ---------    -------
                                Average       Interest   Average     Average      Interest  Average  Change in  Variance   Variance
                                                         Rate        Balance                Rate     Interest   Balance      Rate
(dollars in thousands)
                                                                                                     Income/    Change      Change
                                                                                                     Expense

       Assets

Commercial loans               $  208,976 $      4,156     7.98% $     202,992   $   4,459    8.81%     (303)      732      (1,035)
Residential mortgage loans      1,185,714       22,482     7.58%     1,128,368      22,113    7.84%      369     3,731      (3,362)
Home equity lines of credit       123,477        1,470     4.83%       129,339       2,761    8.66%   (1,291)     (120)     (1,171)
Installment loans                  18,828          635    13.67%        23,777         749   12.77%     (114)     (406)        292
                               -----------    -------------------  -------------    -----------------------------------------------

Loans, net of unearned income   1,536,995       28,743     7.49%     1,484,476      30,082    8.12%   (1,339)    3,937      (5,276)

Securities available for sale:
 U.S. Treasuries and agencies     161,164     2,957        7.34%       166,373       3,204    7.70%     (247)      (98)       (149)
 Mortgage-backed securities        76,461     1,373        7.18%       193,456       3,594    7.43%   (2,221)   (2,104)       (117)
 States and political
  subdivisions                    218,206     4,337        7.95%       174,297       3,485    8.00%      852       994        (142)
 Other                             87,383     1,584        7.26%        48,132         951    7.93%      633     1,159        (526)
                               -----------    ------------------   -------------    -----------------------------------------------

   Total securities available     543,214    10,251        7.55%       582,258      11,234    7.72%     (983)      (49)       (934)
for sale

Federal funds sold                423,670     1,826        1.75%       268,162       3,773    5.71%   (1,947)    8,780     (10,727)
Other short-term investments       10,209        51        2.02%        ---         ---       ---         51        51      ---

                               -----------    ------------------   -------------    -----------------------------------------------

  Total Interest earning
    assets                      2,514,088    40,871        6.51%     2,334,896      45,089    7.74%   (4,218)   12,719     (16,937)
                                             -------------------                  -------------------------------------------------
Allowance for loan losses         (57,748)                             (57,024)
Cash and non-interest earning
 assets                           174,804                              163,655
                               -----------                           ----------

  Total assets               $  2,631,144                          $ 2,441,527
                               ===========                          ===========



Liabilities and shareholders'equity
Deposits:
 Interest bearing checking        294,142       770        1.06%  $    273,690         717    1.06%       53        53         ---
 Money market accounts             85,835       445        2.10%        59,310         399    2.73%       46       524        (478)
 Savings                          669,842     3,253        1.97%       591,545       3,940    2.70%     (687)    2,613      (3,300)
 Time deposits                    888,655     9,819        4.48%       893,426      12,488    5.67%   (2,669)      (66)     (2,603)
                               -----------    ---------------------------------    ------------------------------------------------

  Total interest bearing
   deposits                     1,938,474    14,287        2.99%     1,817,971      17,544    3.91%   (3,257)    3,124      (6,381)

Short-term borrowings             239,065       856        1.45%       199,622       2,372    4.82%   (1,516)    2,629      (4,145)
Long-term debt                        582         9        5.95%           873          13    5.91%       (4)       (4)        ---

                               -----------   ----------------------------------    ------------------------------------------------

  Total interest bearing
   liabilities                  2,178,121    15,152        2.82%     2,018,466      19,929    4.00%   (4,777)    5,749     (10,526)
                                             -------                                ------           ------------------------------
Demand deposits                   189,582                              176,129
Other liabilities                  53,966                               48,661
Shareholders' equity              209,475                              198,271
                               -----------                            --------

  Total liab. & shareholders'
   equity                    $  2,631,144                          $ 2,441,527
                               ===========                         ============

Net interest income                          25,719                                 25,160               559     6,970      (6,411)
                                            --------                                -------          ------------------------------

Net interest spread                                        3.69%                              3.74%
Net interest margin (net interest
 income to total interest
  earning assets)                                          4.07%                              4.28%



Tax equivalent adjustment                     1,808                                  1,260
                                              ------                                 ------

   Net interest income per book           $  23,911                               $ 23,900

                                            =========                             =========


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

  As detailed in the Annual Report to Shareholders as of December 31, 2001 the Company is subject to interest rate risk as it is principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months ended March 31, 2002 the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has increased from $268.2 million in 2001 to $433.9 million in 2002. These increases in federal funds sold and short term investments position the Company with added funds available for investment in the securities and loan portfolios if rates rise.

  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  May 10, 2002                       By: /s/Robert A. McCormick
                                            -----------------------------------
                                            Robert A. McCormick
                                            President and
                                            Chief Executive Officer


  Date: May 10, 2002                        By: /s/ Robert T. Cushing
                                            -----------------------------------
                                            Robert T. Cushing
                                            Vice President and Chief
                                            Financial Officer

(a)      Exhibits - None