Form 10-Q
period 2002-06-30
TRUSTCO BANK CORP N Y
filed 2002-08-13
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended           Commission File Number 0-10592
                 June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Number of Shares Outstanding
           Class of Common Stock                    as of July 31,2002
        ---------------------------              ----------------------
               $1 Par Value                             72,339,914

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.         FINANCIAL INFORMATION                                PAGE NO.
  Item 1.         Interim Financial Statements (Unaudited):
                  Consolidated Statements of Income for the Three Months     1
                  and Six Months Ended June 30, 2002 and 2001

                  Consolidated Statements of Financial Condition             2
                  as of June 30, 2002 and December 31, 2001

                  Consolidated Statements of Cash Flows for              3 - 4
                  the Six Months Ended June 30, 2002 and 2001

                  Notes to Consolidated Interim Financial Statements     5 - 8

                  Independent Accountants' Review Report                     9

  Item 2.         Management's Discussion and Analysis                 10 - 21

  Item 3.         Quantitative and Qualitative Disclosures About            22
                  Market Risk

  Part II.        OTHER INFORMATION

  Item 1.         Legal Proceedings - None

  Item 2.         Changes in Securities and use of Proceeds - None

  Item 3.         Defaults Upon Senior Securities --None

  Item 4.         Submissions of Matters to Vote of Security                25
                        Holders - Annual Meeting

  Item 5.         Other Information - None

  Item 6.     Exhibits and Reports on Form 8-K

  (a)      Exhibits

Reg S-K (Item 601)
Exhibit No.          Description                                      Page No.

22                   Submission of Matters to Vote of Security              25
                     Holders - Annual Meeting

99.1                 Certification Pursuant To 18 U.S.C. Section 1350,      26
                     As Adopted Pursuant to Section 906 Of The Sarbanes-
                     Oxley Act of 2002

99.2                 Certification Pursuant To 18 U.S.C. Section 1350,      27
                     As Adopted Pursuant to Section 906 Of The Sarbanes-
                     Oxley Act of 2002



(b)     Reports on Form 8-K
        Filing of Form 8-K on May 22, 2002, regarding May 21, 2002, letter to shareholders which contained discussion of May 20, 2002, annual meeting of shareholders, a press release dated May 20, 2002 discussing results of the annual meeting held on May 20, 2002, and a press release dated May 21, 2002, declaring a cash dividend of $0.15 per share payable on July 1, 2002, to shareholders of record June 7, 2002, is incorporated herein by reference.

        Filing of Form 8-K on July 16, 2002, regarding two press releases dated July 16, 2002, detailing second quarter financial results, is incorporated herein by reference.

        .


                                                           TRUSTCO BANK CORP NY
                                                Consolidated Statements of Income(Unaudited)
                                                (dollars in thousands, except per share data)


                                                                 3 Months Ended                                6 Months Ended
                                                                     June 30                                       June 30
                                                                2002          2001                2002                        2001

   Interest and dividend income:
    Interest and fees on loans                            $   28,275        29,747              56,995                      59,789
    Interest on U. S. Treasuries and agencies                  2,992         2,706               5,941                       5,900
    Interest on states and political
     subdivisions                                              2,973         2,664               5,901                       5,032
    Interest on mortgage-backed securities                     1,170         2,884               2,543                       6,478
    Interest and dividends on other securities                 1,264         1,205               2,480                       2,063
    Interest on federal funds sold and other
    short term investments                                     2,278         3,251               4,155                       7,024

       Total interest income                                  38,952        42,457              78,015                      86,286
                                                         -------------------------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                 811           742               1,581                       1,459
       Savings                                                 3,441         4,092               6,694                       8,032
       Money market deposit accounts                             651           418               1,096                         817
       Time deposits                                           9,356        11,606              19,175                      24,094
    Interest on short-term borrowings                            841         1,893               1,697                       4,265
    Interest on long-term debt                                     7            11                  16                          24
                                                        ---------------------------------------------------------------------------

      Total interest expense                                  15,107        18,762              30,259                      38,691
                                                        ---------------------------------------------------------------------------

      Net interest income                                     23,845        23,695              47,756                      47,595
   Provision for loan losses                                     300         1,120                 820                       2,615
                                                        ---------------------------------------------------------------------------

      Net interest income after provision
       for loan losses                                        23,545        22,575              46,936                      44,980
                                                        ---------------------------------------------------------------------------

   Noninterest income:
    Trust department income                                    2,050         1,967               3,882                        4,030
    Fees for other services to customers                       2,793         2,655               5,235                        4,963
    Net gain on securities transactions                        1,904         2,067               3,772                        3,209
    Other                                                        988           792               1,599                        1,605
                                                       ----------------------------------------------------------------------------

     Total noninterest income                                  7,735         7,481              14,488                       13,807
                                                       ----------------------------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                             5,467         6,600              11,281                       13,223
    Net occupancy expense                                      1,357         1,471               2,719                        2,800
    Equipment expense                                            813           972               1,531                        2,320
    FDIC insurance expense                                        90            94                 180                          188
    Professional services                                      1,048           726               1,715                        1,317
    Outsourced services                                          545         -----               1,005                        -----
    Charitable contributions                                   1,157           114               1,314                          263
    Other real estate expenses / (income)                        (95)          (28)                (24)                        (188)
    Other                                                      3,335         2,991               6,389                        5,278
                                                      -----------------------------------------------------------------------------

     Total noninterest expenses                               13,717        12,940              26,110                       25,201
                                                      -----------------------------------------------------------------------------


      Income before taxes                                     17,563        17,116              35,314                       33,586
   Applicable income taxes                                     4,992         5,444              10,375                       10,616
                                                     ------------------------------------------------------------------------------

       Net income                                  $          12,571        11,672              24,939                       22,970
                                                     ==============================================================================


Net income per Common Share:

       - Basic                                     $           0.174         0.164               0.347                        0.323
                                                     ==============================================================================

       - Diluted                                   $           0.169         0.159               0.335                        0.312
                                                     ==============================================================================



   Per share data is adjusted for  the effect of the 15% stock split declared August, 2001.


   See accompanying notes to consolidated interim financial statements.




                                                                        TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)

                                                                              June 30,                                 December 31,
                                                                                2002                                       2001
  ASSETS:                                                                    (Unaudited)

 Cash and due from banks                                           $             48,852                                    60,121

 Federal funds sold and other short term investments                            538,491                                   338,452
                                                                          --------------                               ------------

   Total cash and cash equivalents                                              587,343                                   398,573

 Securities available for sale:
  U. S. Treasuries and agencies                                                 193,310                                   160,372
  States and political subdivisions                                             232,411                                   216,566
  Mortgage-backed securities                                                     65,214                                    96,621
  Other                                                                         125,745                                   113,541
                                                                         ---------------                              -------------

   Total securities available for sale                                          616,680                                   587,100
                                                                         ---------------                               ------------

 Loans:
  Commercial                                                                    196,582                                    212,423
  Residential mortgage loans                                                  1,177,098                                  1,201,723
  Home equity lines of credit                                                   128,379                                    122,332
  Installment loans                                                              18,465                                     20,979
                                                                          -------------                                ------------

   Total loans                                                                1,520,524                                  1,557,457
                                                                          -------------                               -------------
 Less:
  Allowance for loan losses                                                      55,968                                     57,203
  Unearned income                                                                   684                                        771
                                                                          -------------                                ------------

  Net loans                                                                   1,463,872                                  1,499,483

 Bank premises and equipment                                                     19,211                                     18,312
 Real estate owned                                                                  268                                        603
 Other assets                                                                    64,583                                     74,550
                                                                         --------------                               -------------

    Total assets                                                   $          2,751,957                                  2,578,621
                                                                     ==================                           =================

  LIABILITIES:

 Deposits:
  Demand                                                           $            198,165                                     195,390
  Interest-bearing checking                                                     305,687                                     295,514
  Savings accounts                                                              714,405                                     649,081
  Money market deposit accounts                                                 127,157                                      75,620
  Certificates of deposit (in denominations of
   $100,000 or more)                                                            120,522                                     128,887
  Time deposits                                                                 766,642                                     748,414
                                                                           ------------                                ------------

   Total deposits                                                             2,232,578                                   2,092,906

 Short-term borrowings                                                          237,886                                     218,219
 Long-term debt                                                                     516                                         624
 Accrued expenses and other liabilities                                          63,767                                      61,045
                                                                           ------------                                 -----------

   Total liabilities                                                          2,534,747                                   2,372,794
                                                                           ------------                                 -----------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 77,274,424 and 76,168,795 shares issued at June 30, 2002
   and December 31, 2001, respectively                                           77,274                                      76,169
 Surplus                                                                         78,208                                      75,355
 Undivided profits                                                               67,245                                      63,940
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale, net of tax              28,808                                      21,668
 Treasury stock at cost - 5,101,603 and 4,862,718 shares at
   June 30, 2002 and December 31, 2001, respectively                            (34,325)                                    (31,305)
                                                                          --------------                                -----------

   Total shareholders' equity                                                   217,210                                     205,827
                                                                          --------------                               ------------

   Total liabilities and shareholders' equity                      $          2,751,957                                   2,578,621
                                                                      ==================                          =================




 See accompanying notes to consolidated interim financial statements.





                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                                             2002                               2001
                                                                                   --------                             --------
Cash flows from operating activities:
Net income..............................................$                           24,939                             22,970
                                                                                   --------                           --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                            1,030                              1,070
  Gain on sales of bank premises and equipment...........                             (300)                               ---
  Provision for loan losses..............................                              820                              2,615
  Loss on sale of securities available for sale..........                            1,349                                355
  Gain on sale of securities available for sale..........                           (5,121)                            (3,540)
  Provision for deferred tax benefit.....................                             (181)                            (1,297)
  Decrease in taxes receivable...........................                            9,761                              3,844
  Increase in interest receivable........................                             (229)                               (34)
  Decrease in interest payable...........................                             (210)                              (605)
  Increase in other assets...............................                           (4,340)                            (5,446)
  Increase/(decrease) in accrued expenses................                            2,791                               (228)
                                                                                   --------                           --------
    Total adjustments....................................                            5,370                             (3,266)
                                                                                   --------                           --------
Net cash provided by operating activities................                           30,309                             19,704
                                                                                   --------                           --------
Cash flows from investing activities:
  Proceeds from sales and calls
   of securities available for sale......................                          163,759                            188,108
  Purchase of securities available for sale..............                         (188,312)                          (182,016)
  Proceeds from maturities
   of securities available for sale......................                           10,555                              1,771
  Net (increase)/decrease in loans.......................                           34,594                            (41,137)
  Proceeds from dispositions of real estate owned........                              686                              1,176
  Proceeds from sales of bank premises and equipment.....                              300                                 61

  Purchases of bank premises and equipment...............                           (1,797)                            (2,678)
                                                                                   --------                           --------
    Net cash provided by/(used in) investing activities..                           19,785                            (34,715)
                                                                                   --------                           --------
Cash flows from financing activities:

  Net increase/(decrease) in deposits....................                          139,672                               (296)
  Net increase in short-term borrowings............                                 19,667                             11,624
  Repayment of long-term debt............................                             (108)                              (141)
  Proceeds from exercise of stock options................                            3,958                              2,057
  Proceeds from sale of treasury stock...................                            3,860                              3,349
  Purchase of treasury stock.............................                           (6,880)                            (6,926)
  Dividends paid.........................................                          (21,493)                           (18,440)
                                                                                   --------                           --------
    Net cash provided by/(used in) financing activities..                          138,676                             (8,773)
                                                                                  --------                           --------
Net increase/(decrease) in cash and cash equivalents.....                          188,770                            (23,784)

Cash and cash equivalents at beginning of period.........                          398,573                            345,446
                                                                                  --------                           --------
Cash and cash equivalents at end of period..............$                          587,343                            321,662
                                                                                  ========                           ========

See accompanying notes to consolidated interim financial statements.       (Continued)



                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                                              2002                               2001
                                                                                     --------                           --------

  Interest paid.........................................$                            30,469                             39,296
  Income taxes paid......................................                               789                              8,114
  Transfer of loans to real estate owned.................                               197                                991
  Increase in dividends payable..........................                               141                                 58
  Change in net unrealized gain on securities
   available for sale-gross of deferred taxes............                           (11,810)                            (3,851)
  Change in deferred tax effect on unrealized gain
   on securities available for sale.......................                            4,670                              1,612



TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2001 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 2002 and 2001 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended June 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                      $12,571                     72,152              $0.174

  Effect of Dilutive Securities:
     Stock options....................                      ------                       2,303             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $12,571                     74,455              $0.169
                                                      ================= ========================== ===================

  For six months ended June 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                      $24,939                     71,967              $0.347

  Effect of Dilutive Securities:
     Stock options....................                      -------                      2,404             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $24,939                     74,371              $0.335
                                                      ================= ========================== ===================
  There were no antidilutive stock options as of June 30, 2002.



                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended June 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders..............                      $11,672                     71,196              $0.164

  Effect of Dilutive Securities:
     Stock options.............................             ------                       2,399             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $11,672                     73,595              $0.159
                                                      ================= ========================== ===================

  For six months ended June 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders..............                      $22,970                     71,014              $0.323

  Effect of Dilutive Securities:
     Stock options....................                      -------                      2,516             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $22,970                     73,530              $0.312
                                                      ================= ========================== ===================
  Per share data have been adjusted for the 15 per cent stock split declared in
August 2001.

  These were no antidilutive stock options as of June 30, 2001.

3.      Comprehensive Income

Comprehensive income for the three month periods ended June 30, 2002 and 2001 was $19,072,000 and $12,583,000 respectively, and $32,079,000 and $25,208,000 for the six month periods ended June 30, 2002 and 2001, respectively. The following summarizes the components of other comprehensive income:

                                                                               (dollars in thousands)
                                                                             Three months ended June 30
                                                                                    2002                 2001
                                                                       ----------------------------------------
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $12,840 for 2002 and pre-tax gain of $3,658 for 2001)
                                                                                  $7,642                2,134

  Reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gain of $1,904 for 2002 and
  pre-tax gain of $2,067 for 2001)                                                 1,141                1,223

                                                                       -----------------------------------------

 Other comprehensive income                                                       $6,501                  911
                                                                       ==========================================

                                                                               (dollars in thousands)
                                                                              Six months ended June 30
                                                                                    2002                 2001
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $15,582 for 2002 and pre-tax gain of $7,036 for
  2001)                                                                           $9,401                4,122

  Reclassification adjustment for net gain realized in net
  income during the period, net of tax (pre-tax gain of $3,772 for 2002
  and pre-tax gain of $3,209 for 2001)                                             2,261                1,884
                                                                       ------------------------------------------


  Other comprehensive income                                                      $7,140                2,238
                                                                       ===========================================

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

The Company was required to adopt the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30,2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement 142.

As of December 31, 2001 and June 30, 2002, the Company had $553 thousand of unamortized goodwill. Amortization expense related to goodwill was $62 thousand for the twelve months ended December 31, 2001. No impairment loss was required at adoption of Statement 142.

The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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



/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
July 12, 2002

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 2002

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2002, with comparisons to 2001 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. Per share results have been adjusted for the 15% stock split declared in August 2001.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2002 and 2001.


Overview
TrustCo recorded net income of $12.6 million, or $0.169 of diluted earnings per share for the three months ended June 30, 2002, as compared to net income of $11.7 million or $0.159 of diluted earnings per share in the same period in 2001. For the six month period ended June 30, 2002, TrustCo recorded net income of $24.9 million, or $0.335 of diluted earnings per share, as compared to $23.0 million, or $0.312 of diluted earnings per share for the comparable period in 2001.

The primary factors accounting for the year to date increases are:

 . A $212.6 million increase in the average balance of interest earning assets from $2.35 billion at June 30, 2001 to $2.56 billion at June 30, 2002, and

 . A reduction in the provision for loan losses from $2.6 million in 2001 to $820 thousand in 2002, and

 . An increase in total noninterest income from $13.8 million in 2001 to $14.5 million in 2002. Within this category net securities transactions were $3.8 million of gains in 2002 compared to $3.2 million in 2001.

Partially offsetting these year to date positive factors were the following:

 . A decrease in net interest margin from 4.28% in 2001 to 4.00% in 2002, and

 . An increase in noninterest expense from $25.2 million for the first six months of 2001 to $26.1 million for the first six months of 2002.

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

The following Management's Discussion and Analysis for the second quarter and first six months of 2002 compared to the comparable periods in 2001 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2001 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2001 compared to 2000. Most of the same market factors discussed in the 2001 Annual Report also had a significant impact on 2002 results.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans. The absolute level of interest rates and changes in rates and customers' expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 6% at the beginning of 2001 and had decreased to 3.75% by the end of the second quarter of 2001. In 2002 the federal funds rate was consistent from the beginning of the year and throughout the second quarter at 1.75%. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 9% at the beginning of 2001 and had decreased to 6.75% by the end of the second quarter of 2001. By the end of 2001, the prime rate had declined to 4.75% and has remained there for the first six months of 2002.

Earning Assets
Total average interest earning assets increased from $2.36 billion for the second quarter of 2001 to $2.61 billion in 2002 with an average yield of 7.46% in 2001 and 6.26% in 2002. Income on earning assets decreased during this same time-period from $44.0 million in 2001 to $40.8 million in 2002.

For the six month period ended June 30, 2002, the average balance of interest earning assets was $2.56 billion, a increase of $212.6 million or 9.1% from the balance for the comparable period in 2001 of $2.35 billion. The average yield on interest earning assets was 7.60% for 2001, compared to 6.39% in 2002. The increase in the average balance of earning assets was more than offset by the decrease in the yield earned on these assets, thereby resulting in a reduction in interest income of $7.5 million to $81.6 million for the six months of 2002, compared to $89.1 million for the six months of 2001.

Loans
The average balance of loans for the second quarter was $1.53 billion in 2002 and $1.50 billion in 2001. The yield on loans decreased from 7.94% in 2001 to 7.42% in 2002. The combination of the higher average balances offset by the lower rates resulted in a decrease in the interest income on loans by $1.5 million.

For the six-month period ended June 30, 2002, the average balance in the loan portfolio was $1.53 billion compared to $1.49 billion for the comparable period in 2001. The average yield decreased from 8.03% in 2001 to 7.46% in 2002. The increase in the average balance of loans outstanding and the impact of the decrease in the yield resulted in total interest income of $57.0 million in 2002 compared to $59.9 million in 2001.

During the first six months of 2002 the balance of the loan portfolio increased primarily as a result of the increase in the residential mortgages. The average balance of residential mortgage loans was $ 1.18 billion in 2002 compared to $1.14 billion in 2001, an increase of 3.7%. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate; rates set by competitors and secondary market participants.

As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate or the prime rate. Also, during this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include low closing costs, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in the Bank's portfolio. The combination of competitive interest rates and the product differentiation are the principal reasons for the increase in the balances of the residential loans outstanding.

The impact of the decrease in the benchmark interest rates (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The average yield earned on these loan types in 2002 were 72 bp and 325 bp, respectively less than the average yields earned in the first six months of 2002.

Securities Available for Sale
During the second quarter of 2002, the average balance of securities available for sale was $566.3 million with a yield of 7.20%, compared to $559.7 million for the second quarter of 2001 with a yield of 7.85%. The combination of the increase in average balance offset by the decrease in the yields caused a decrease in interest income on securities available for sale of approximately $792 thousand between the second quarter of 2002 and 2001.

The six-month results reflect the same principal trends noted for the second quarter. The total average balance of securities available for sale during the six months of 2002 was $554.8 million with an average yield of 7.37% compared to an average balance for 2001 of $570.9 million with a yield of 7.78%.

The securities available for sale portfolio balance fluctuates because this portfolio is used to help fund the loan portfolio growth. Funding for loan growth either comes from new sources of deposits/borrowings or through the reallocation of existing assets. For the loan growth experienced in 2002 the primary source of funding was from new sources of deposits/borrowings.

Federal Funds Sold
During the second quarter of 2002, the average balance of federal funds sold was $488.9 million with a yield of 1.76%, compared to the average balance for the three month period ended June 30, 2001 of $299.1 million with an average yield of 4.36%. The $189.8 million increase in the average balance, combined with the 260 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $2.2 million for 2002 compared to $3.3 million for 2001.

During the six-month period ended June 30, 2002, the average balance of federal funds was $456.5 million with a yield of 1.76% compared to an average balance of $283.7 million in 2001 with an average yield of 4.99%.

The increase in federal funds balances between the first half of 2001 and 2002 reflects a decision to hold funds in overnight deposits versus making longer-term investments in loans or securities available for sale. The decision to retain additional liquidity in the form of federal fund balances is a result of the relatively low interest rates in the market for other alternative investments while keeping the balances available for investment once rates change. The effect of this decision by TrustCo is to have significantly more funds invested in the federal funds portfolio at significantly lower interest rates during 2002 with expectation that opportunities for reinvestment at higher levels will be available later in 2002.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the quarter, total interest bearing liabilities were $2.26 billion for 2002 and $2.04 billion for 2001. The rate paid on total interest bearing liabilities was 2.68% for the second quarter of 2002 and 3.69% for 2001. Total interest expense for the second quarter decreased approximately $3.7 million to $15.1 million for 2002 compared to $18.8 million for 2001.

Similar changes in interest bearing liabilities were noted for the six-month period as was discussed for the quarter. Total interest bearing liabilities were $2.22 billion for the six-month periods ended June 30, 2002 and $2.03 billion for 2001.

Demand deposit balances increased $9.3 million during the second quarter of 2002 compared to the second quarter of 2001. Demand deposits averaged $190.9 million in 2002 and $181.6 million in 2001. On a year to date basis, demand deposits were $190.3 million compared to $178.9 million in 2001.

Interest bearing deposit balances have increased from $1.82 billion for the first six months of 2001 to $1.98 billion for 2002. Each of the deposit categories has also increased with the most notable being the increase in the average balance of savings accounts which averaged $599.9 million in 2001 and $685.4 million in 2002. TrustCo has experienced a deposit inflow primarily as a result of customers moving funds back into the banking system from the stock and bond market and from TrustCo's new branch openings.

Short-term borrowings for the quarter were $244.6 million in 2002 compared to $214.2 million in 2001. The average yield decreased during this time period from 3.55% to 1.38% for the second quarter of 2002. The largest component of short-term borrowing is the Trustco Short Term Investments, which is only available to Trustco Trust Department customers. The increased balances in this account are a result of trust customers temporarily investing their funds in money market type instruments while waiting for some stability in the equity and bond markets.

Net Interest Income
Taxable equivalent net interest income increased to $25.7 million for the second quarter of 2002. The net interest spread decreased 19 basis points between 2001 and 2002 and the net interest margin decreased by 34 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the six-month period ended June 30, 2002, compared to the same period in 2001. Net interest income for the first six months of 2001 was $51.4 million, an increase of approximately $972 thousand over the $50.4 million for the first six months of 2001. Net interest spread decreased 11 basis points to 3.64% and net interest margin decreased 28 basis points to 4.00% for the six-month period ended June 30, 2002, compared to the six-month period ended June 30, 2001.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more, and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized, as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 2002.

Nonperforming loans: Total nonperforming loans were $6.5 million at June 30, 2002, a decrease from the $9.3 million of nonperforming loans at June 30, 2001. Nonaccrual loans were $916 thousand at June 30, 2002 down from the $3.7 million at June 30, 2001. Restructured loans were $5.5 million at June 30, 2002 compared to $5.0 million at June 30, 2001. Loans past due three payments or more and still accruing interest were $151 thousand at June 30, 2002 and $692 thousand at June 30, 2001.

All of the $6.5 million of nonperforming loans of June 30, 2002 are residential real estate or retail consumer loans. In prior years the majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

     .  The  overall   emphasis  within  TrustCo  for  residential  real  estate
     originations,

     . The relatively weak economic environment in the upstate New York territory , and

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

Total impaired loans at June 30, 2002 of $5.3 million, consisted of restructured residential loans. During the first six months of 2002, there have been $837 thousand of commercial loan charge offs, $288 thousand of consumer loan charge offs and $2.11 million of mortgage loan charge offs as compared with $789 thousand of commercial loan charge offs, $468 thousand of consumer loan charge offs and $1.85 million of mortgage loan charge offs in the first six months of 2001. Recoveries during the first six-month periods have been $1.17 million in 2002 and $1.14 million in 2001.

Real estate owned: Total real estate owned of $268 thousand at June 30, 2002 decreased from the $1.7 million at June 30, 2001.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 2002, the allowance for loan losses was $56.0 million, which represents a decrease from the $57.2 million in the allowance at December 31, 2001. The allowance represents 3.68% of the loan portfolio as of June 30, 2002 compared to 3.76% at June 30, 2001. The provision charged to expense was $300 thousand compared to $1.1 million for the second quarter of 2002 compared to 2001. For the six-month periods, the provision charged to expense was $820 thousand for 2002 and $2.6 million for 2001.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

          . The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

          . The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

          . Changes in underwriting standards in the competitive environment in which TrustCo operates,

          .  Significant   growth  in  the  level  of  losses   associated  with
          bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

          . The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

Consumer bankruptcies and defaults in general have risen significantly since the 1990's. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 2002 was $7.7 million, an increase of $254 thousand from the comparable period in 2001. During the 2002 period, the Company recorded net securities gains of $1.9 million compared to $2.1 million for the comparable period in 2001. Excluding these securities transactions, noninterest income increased from $5.4 million in the second quarter of 2001 to $5.8 million for the comparable period in 2002.

Similar results were also recognized for the six months of 2002 compared to 2001. Total noninterest income was $14.5 million for 2002 compared to $13.8 million for 2001. Excluding net securities transactions, the balances for 2002 and 2001 would have been $10.7 million and $10.6 million respectively.

Net securities transactions have been significant for both the six-month and quarterly results in 2002 and 2001. The level of these transactions reflects management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2002 and 2003.Management also has begun liquidating certain of the equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies.

Noninterest Expenses
Total noninterest expense for the second quarter of 2002 and 2001 was $13.7 million and $12.9 million respectively. For the six-months ended June 30, 2002 and 2001, total noninterest expense was $26.1 million and $25.2 million respectively.

Salaries and employee benefits cost decreased from $6.6 million for the second quarter of 2001 to $5.5 million for the comparable period in 2002. The reduction in salaries and employee benefits is the result of the reduction in salary of the Chief Executive Officer and the ongoing outsourcing efforts undertaken by the Company in 2002. The Chief Executive Officer's salary was reduced by $450,000 which in turn affected the amount accrued for the incentive bonus plans. In addition, the supplemental executive retirement plan for the Chief Executive Officer was also capped at the level of the accrual as of December 31, 2001. The outsourcing efforts have the effect of reducing salary and benefit costs and to replace these costs with contract serviced expenses. Included in the outsourced contract service expenses are one-time charges associated with the conversion. The complete conversion to the outside service contractor is expected prior to year-end 2002. Initially the plan was for the conversion to be completed during the second quarter of 2002, however, this has been delayed as a result of programming difficulties encountered in converting certain of the historical programs.

Equipment expense decreased approximately $789 thousand during the six months of 2002 compared to 2001 as a result of reduced computer expense due to contracts not being renewed in 2002 as a result of the conversion.

Charitable contributions expense is up approximately $1.0 million as a result of an additional contribution made in the second quarter of 2002 in recognition of the 100 year anniversary of the Company. This additional contribution was made in the form of a donation of appreciated stock to assist in funding the operating cost of a not-for-profit activity located in the Capital District region. The total gain on the donation of appreciated stock was $ 736 thousand, which is included in the net gain in securities transactions.

Income Taxes
In the second quarter of 2002 and 2001, TrustCo recognized income tax expense of $5.0 million and $5.4 million respectively. This resulted in an effective tax rate of 28.4% for 2002 and 31.8% for 2001. For the six-months of 2002, total income tax expense was $10.4 million compared to $10.6 million for 2001.

The reduction in the effective tax rate reflects the impact of the tax savings on the gain in the appreciated assets that were contributed as described above. Excluding the impact of the one time events described here and under Subsequent Events on page 22, the Company anticipates that the effective tax rate will return to historical levels for the remainder of the year.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 2002 was $217.2 million, an increase of $11.4 million from the year-end of 2001 balance of $205.8 million. The change in the shareholders' equity between year-end 2001 and June 30, 2002 primarily reflects the net income retained by TrustCo, the proceeds from shares issued upon the exercise of stock options, a $7.1 million increase in accumulated other comprehensive income , less approximately $3.0 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.300 per share during the first six-months of 2002 compared to $0.261 in 2001. These resulted in a dividend payout ratio of 86.8% in 2002 and 80.5% in 2001. The Company achieved the following capital ratios as of June 30, 2002 and 2001.


                                            June 30,         Minimum Regulatory
                                        2002        2001          Guidelines
                                        --------------------------------------
        Tier 1 risk adjusted
                 capital               13.52%      13.43              4.00

        Total risk adjusted
                 capital               14.81       14.72              8.00


In addition, at June 30, 2002 and 2001, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.92% and 7.28%, respectively.



                                                                 TrustCo Bank Corp NY
                                                           Management's Discussion and Analysis
                                                                  STATISTICAL DISCLOSURE

                                               I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                                         The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                       TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                       accrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $24.7 million and $21.4 Million in the second quarter of 2002 and 2001, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                            Second Quarter             Second Quarter
                                                 2002                       2001

                                       Average             Average  Average            Average  Change in    Variance      Variance
(dollars in thousands)                 Balance  Interest     Rate   Balance  Interest    Rate   Interest     Balance         Rate
                                                                                                Income/      Change        Change
               Assets                                                                           Expense
Commercial loans......................$205,970   $4,106     7.98%   $203,709  $ 4,366    8.58%   (260)        299           (559)
Residential mortgage loans...........1,175,879   22,172     7.54%  1,148,496   22,395    7.80%   (223)      2,388         (2,611)
Home equity lines of credit .......... 126,677    1,498     4.74%    126,626    2,336    7.40%   (838)          7           (845)
Installment loans....................   17,797      529    11.92%     22,270      688   12.38%   (159)       (134)           (25)
                                      --------    -----            ----------    -----           -----       -----          -----
Loans, net of unearned income....... 1,526,323   28,305     7.42%  1,501,101   29,785    7.94% (1,480)      2,560         (4,040)

Securities available for sale:
 U.S. Treasuries and agencies........  181,866    2,997     6.59%    141,928    2,716    7.65%    281       2,210         (1,929)
 Mortgage-backed securities...........  64,514    1,170     7.25%    144,895    2,884    7.96% (1,714)     (1,477)          (237)
 States and political subdivisions..   222,476    4,404     7.92%    194,542    3,888    7.99%    516         758           (242)
 Other ................................ 97,485    1,619     6.65%     78,340    1,494    7.63%    125       1,092           (967)
                                    ----------   ------             -------    ------            -----      -----           -----
  Total securities available for sale. 566,341   10,190     7.20%    559,705   10,982    7.85%   (792)      2,583         (3,375)

Federal funds sold.................... 488,941    2,150     1.76%    299,114    3,252    4.36% (1,102)      7,444         (8,546)
Other short-term investments........... 23,956      131     2.19%     ----       ---      ---     131         131            ---
                                    ----------    -----              -------   --------         -----       -----           -----
  Total Interest earning assets..... 2,605,561   40,776     6.26%  2,359,920   44,019    7.46% (3,243)     12,718        (15,961)
Allowance for loan losses............. (57,389)  ------              (57,095)  ------           -----       -----         -----
Cash and noninterest earning assets... 172,569                       166,042
                                                                  ----------
  Total assets.....................$ 2,720,741                   $ 2,468,867
                                    ==========                    ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$304,473      811     1.07%  $ 279,755      742    1.06%     69          66              3
   Money market accounts...............123,761      651     2.11%     61,218      418    2.74%    233         816           (583)
   Savings............................ 700,768    3,441     1.97%    608,071    4,092    2.70%   (651)      2,964         (3,615)
   Time deposits...................... 885,133    9,356     4.24%    873,199   11,606    5.33% (2,250)      1,052         (3,302)
                                     ----------  --------           ---------- --------         -----       -----          -----
  Total interest bearing deposits....2,014,135   14,259     2.84%  1,822,243   16,858    3.71% (2,599)      4,898         (7,497)
Short-term borrowings................  244,557      841     1.38%    214,153    1,893    3.55% (1,052)      1,551         (2,603)
Long-term debt.........................    531        7     5.67%        794       11    5.91%     (4)         (4)          ---
                                     ----------   ------             --------   ------            ----        ----          -----
  Total interest bearing liabilities 2,259,223   15,107     2.68%  2,037,190   18,762    3.69% (3,655)      6,445        (10,100)
Demand deposits....................... 190,949  --------             181,614  --------          -----       -----           -----
Other liabilities...................... 56,670                        49,526
Shareholders' equity.................. 213,899                       200,537
                                     ----------                    ----------
 Total liab. & shareholders' equity  2,720,741                   $ 2,468,867
                                     ==========                   ==========
Net interest income....................          25,669                        25,257             412       6,273         (5,861)
                                               --------                       --------           -----     -----           -----
Net interest spread....................                     3.58%                        3.77%

Net interest margin (net interest
 income to total interest earning
   assets).............................                     3.94%                        4.28%

Tax equivalent adjustment                         1,824                         1,562
                                                --------                      --------
   Net interest income per book........     $    23,845                    $   23,695
                                                ========                     ========





                                                                TrustCo Bank Corp NY
                                                       Management's Discussion and Analysis
                                                              STATISTICAL DISCLOSURE

                                                 I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                            INTEREST RATES AND INTEREST DIFFERENTIAL

                                            The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                            TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                            accrual loans are included in loans for this analysis.  The average balances of sec-
                                            urities available for sale is calculated using amortized costs for these securities.
                                            Included in the balance of shareholders' equity is unrealized appreciation net of tax, in the available for sale portfolio of $24.1 million and $21.4 million for the six months ended June 30, 2002 and 2001,respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                  Six Months                    Six Months
                                                     2002                         2001

                                          Average              Average   Average            Average  Change in  Variance   Variance
(dollars in thousands)                    Balance   Interest     Rate    Balance  Interest   Rate    Interest   Balance      Rate
                                                                                                     Income/    Change       Change
               Assets                                                                                Expense
Commercial loans......................$   207,465  $   8,262    7.98%  $ 203,353   $ 8,826     8.70%      (564)      464     (1,028)
Residential mortgage loans............. 1,180,769     44,654    7.56%  1,138,488    44,508     7.82%       146     3,171     (3,025)
Home equity lines of credit ...........   125,086      2,967    4.78%    127,975     5,097     8.03%    (2,130)     (113)    (2,017)
Installment loans......................    18,310      1,164   12.82%     23,020     1,436    12.58%      (272)     (348)        76
                                          -------      -----             -------    -------               -----     -----      ----
Loans, net of unearned income.......... 1,531,630     57,047    7.46%  1,492,836    59,867     8.03%     2,820)    3,174     (5,994)

Securities available for sale:
 U.S. Treasuries and agencies..........   171,572      5,954    6.94%    154,083     5,921     7.69%        33     1,256     (1,223)
 Mortgage-backed securities............    70,455      2,543    7.22%    169,041     6,478     7.66%    (3,935)   (3,578)      (357)
 States and political subdivisions.....   220,353      8,741    7.93%    184,475     7,405     8.03%     1,336     1,589       (253)
 Other ................................    92,462      3,203    6.93%     63,319     2,412     7.63%       791     1,395       (604)
                                         --------    --------           --------    ------                -----    -----       ----
   Total securities available for sale.   554,842     20,441    7.37%    570,918    22,216     7.78%    (1,775)      662     (2,437)

Federal funds sold.....................   456,486      3,977    1.76%    283,723     7,024     4.99%    (3,047)    7,418    (10,465)
Other short-term investments...........    17,120        182    2.15%      ----       ---       ---        182       182      ---
                                         --------      -----              ------    ------                -----     -----    -----
  Total Interest earning assets........ 2,560,078     81,647    6.39%  2,347,477    89,107     7.60%    (7,460)   11,436    (18,896)
Allowance for loan losses..............   (57,568)   --------            (57,060)  --------              -----     -----     -----
Cash and noninterest earning assets....   173,680                        164,855
                                        ----------                     ----------
  Total assets........................$ 2,676,190                 $    2,455,272
                                       ==========                      ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$   299,336      1,581    1.06%  $ 276,739     1,459     1.06%       122       122       ---
   Money market accounts...............   104,903      1,096    2.11%     60,269       817     2.73%       279       789       (510)
 Savings...............................   685,391      6,694    1.97%    599,854     8,032     2.70%    (1,338)    2,563     (3,901)
 Time deposits.........................   886,884     19,175    4.36%    883,256    24,094     5.50%    (4,919)      296     (5,215)
                                         ----------  --------          ----------  --------              -----     -----      -----
  Total interest bearing deposits.......1,976,514     28,546    2.91%  1,820,118    34,402     3.81%    (5,856)    3,770     (9,626)
Short-term borrowings..................   241,826      1,697    1.42%    206,928     4,265     4.16%    (2,568)    1,788     (4,356)
Lond-term debt.........................       556         16    5.95%        833        24     5.91%        (8)       (8)     ---
                                       ----------    --------         ----------    --------              -----     -----     -----
  Total interest bearing liabilities.   2,218,896     30,259    2.75%  2,027,879    38,691     3.85%    (8,432)    5,550    (13,982)
Demand deposits........................   190,269    --------            178,887   --------              -----     -----     -----
Other liabilities......................    55,326                         49,096
Shareholders' equity...................   211,699                        199,410
                                       ----------                      ----------
  Total liab. & shareholders' equity..$ 2,676,190                  $   2,455,272
                                      ==========                      ==========
Net interest income....................               51,388                        50,416                 972     5,886     (4,914)
                                                     --------                      --------               -----    -----      -----
Net interest spread....................                         3.64%                          3.75%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         4.00%                          4.28%

Tax equivalent adjustment                              3,632                         2,821
                                                     --------                      --------
   Net interest income per book........           $   47,756                     $  47,595
                                                    ========                       ========


Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

Subsequent Event

On July 24, 2002 the Personnel Committee of the Board of Directors amended the Executive Officer Incentive Plan thereby eliminating the automatic deferral of payments resulting from the execution of employment contracts. As a result of this action $8.8 million of previously expensed and deferred benefits were paid to the Chief Executive Officer. As a result of the $8.8 million payment, $3.5 million of previously established deferred tax assets will be written off, thereby increasing tax expense, as the majority of the payment will not be tax deductible by the Company. The Company will also recapture approximately $1.9 million of valuation and other tax reserves that had been previously established against these assets, thereby decreasing tax expense.The Company does not expect this situation to materially affect the third quarter or year to date results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                            TrustCo Bank Corp NY


  Date:  August 9, 2002                     By:/S/ Robert A. McCormick
                                            -------------------------
                                            Robert A. McCormick
                                            President and
                                            Chief Executive Officer


  Date: August 9, 2002              By:     /S/ Robert T. Cushing
                                            ----------------------------
                                            Robert T. Cushing
                                            Vice President and Chief
                                            Financial Officer

                                 Exhibits Index


Reg S-K
Exhibit No.               Description                                  Page No.

22                        Submission of Matters to Vote of Security          25
                          Holders - Annual Meeting

99.1 Certification Pursuant To 18 U.S.C. Section 1350, 26 As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant To 18 U.S.C. Section 1350, 27 As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

                                                                   Exhibit 22

     Item 4. Submission of Matters to Vote of Security Holders - Annual Meeting At the annual meeting held May 20, 2002, shareholders of the Company were asked to consider the Company's nominees for directors and to elect three
     (3) directors to serve for a term of three (3) years. The Company's nominees for director were Robert T. Cushing, Richard J. Murray, Jr., and William D. Powers.

     The results of shareholder voting are as follows:

     1.       Election of Directors:

              Director                     For               Withheld
              --------                     ---               --------
              Robert T. Cushing            56,720,214        6,434,710
              Richard J. Murray, Jr.       61,481,366        1,673,559
              William D. Powers            61,225,111        1,929,814


               Directors continuing in office are Barton A. Andreoli, Joseph A. Lucarelli, Anthony J. Marinello, M.D., Robert A. McCormick, Nancy
               A. McNamara, Dr. James H. Murphy, and William J. Purdy.

     2. Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2002.

                      For          Withheld           Abstain
                      ---          --------           -------
                 61,417,931       1,354,387           382,607

  Exhibit 99.1

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


         In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned's knowledge and belief:

                  1.  The Report fully complies with the requirements of
                      section 13(a) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






                                            /S/ Robert A. McCormick
                                            -------------------------
                                            Robert A. McCormick
                                            Chief Executive Officer


August 9, 2002

 Exhibit 99.2

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


         In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned's knowledge and belief:

               1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and


               2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /S/ Robert T. Cushing
                                            ----------------------------
                                            Robert T. Cushing
                                            Chief Financial Officer






August 9, 2002


                                      ###