Form 10-Q
period 2002-09-30
TRUSTCO BANK CORP N Y
filed 2002-11-14
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended             Commission File Number 0-10592
               September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Number of Shares Outstanding
        Class of Common Stock                          as of October 31, 2002
    ---------------------------                        ----------------------
            $1 Par Value                                       74,219,101



                              TrustCo Bank Corp NY

                                      INDEX



  Part I.     FINANCIAL INFORMATION                                              PAGE NO.
  Item 1.     Interim Financial Statements (Unaudited): Consolidated
              Statements of Income for the Three Months and Nine Months Ended          1
              September 30, 2002 and 2001

              Consolidated Statements of Financial Condition as of September           2
              30, 2002 and December 31, 2001

              Consolidated Statements of Cash Flows for the Nine Months Ended      3 - 4
              September 30, 2002 and 2001

              Notes to Consolidated Interim Financial Statements                   5 - 9

              Independent Accountants' Review Report                                  10

  Item 2.     Management's Discussion and Analysis                                11- 23

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk              24

              Controls and Procedures
  Item 4.                                                                             24
  Part II.    OTHER INFORMATION
  Item 1.     Legal Proceedings - None
  Item 2.     Changes in Securities and Use of Proceeds - None
  Item 3.     Defaults Upon Senior Securities --None
  Item 4.     Submissions of Matters to Vote of Security  Holders - None
  Item 5.     Other Information - None


  Item 6.Exhibits and Reports on Form 8-K

(a)      Exhibits

Reg S-K (Item 601)
Exhibit No.         Description                                         Page No.
-------------------------------------------------------------------------------
3(ii)a           Amended and Restated Bylaws of TrustCo Bank Corp NY         29

10(a)            Consulting Agreement Between TrustCo Bank Corp NY
                 and Robert A. McCormick                                     40

99.1             Certification Pursuant To 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 Of The Sarbanes-
                 Oxley Act of 2002                                           42

(b)      Reports on Form 8-K

          TrustCo Bank Corp NY ("TrustCo") filed a current report on Form 8-K on August 19, 2002 regarding three press releases issued on August 19, 2002. The first press release advised that a quarterly cash dividend of $0.15 per share was declared, payable October 1, 2002, to the shareholders of record at the close of business on September 6, 2002. The second press release announced that TrustCo will pay dividends at 60 cents a share for 2002, the same rate as the previous year and anticipates no stock splits or dividend increases for the next two to three years. The third press release disclosed a Shareholders' letter stating information regarding payment of dividends and TrustCo's intent to maintain the current dividend level while gearing up for growth.

          TrustCo filed a current report on Form 8-K on September 24, 2002, advising that on August 22, 2002 Trustco Bank N.A. ("Trustco") entered into a formal agreement with the Office of the Comptroller of the Currency (OCC). The agreement related to technical violations of the Federal Bank Secrecy Act and the U.S.A. Patriot Act.

          TrustCo filed a current report on Form 8-K on October 15, 2002, regarding two press releases with year to date and third quarter results for the period ending September 30, 2002.

          TrustCo filed a current report on Form 8-K on October 18, 2002, announcing a major reorganization at the executive officer level.

Signatures                                                                   25

Certification                                                           26 - 27


                                                                    TRUSTCO BANK CORP NY
                                                      Consolidated Statements of Income (Unaudited)
                                                      (dollars in thousands, except per share data)


                                                                                    3 Months Ended                   9 Months Ended
                                                                                      September 30                    September 30
                                                                                2002          2001             2002            2001

   Interest and dividend income:
    Interest and fees on loans                                     $          28,031        29,963           85,026          89,752
    Interest on U. S. Treasuries and agencies                                  2,822         2,704            8,763           8,604
    Interest on states and political
     subdivisions                                                              3,012         3,028            8,913           8,060
    Interest on mortgage-backed securities                                     1,030         2,098            3,573           8,576
    Interest and dividends on other securities                                 1,204         1,351            3,684           3,414
    Interest on federal funds sold and other short term investments            2,408         2,510            6,563           9,534
                                                                             ------------------------------------------------------

       Total interest income                                                  38,507        41,654          116,522         127,940
                                                                             ------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                                 773           778            2,354           2,237
       Savings                                                                 3,230         4,175            9,924          12,207
       Money market deposit accounts                                             675           440            1,771           1,257
       Time deposits                                                           9,115        11,179           28,290          35,273
    Interest on short-term borrowings                                            732         1,465            2,429           5,730
    Interest on long-term debt                                                     8            11               24              35
                                                                              -----------------------------------------------------

      Total interest expense                                                  14,533        18,048           44,792          56,739
                                                                              -----------------------------------------------------

      Net interest income                                                     23,974        23,606           71,730          71,201
   Provision for loan losses                                                     300           750            1,120           3,365
                                                                              -----------------------------------------------------

      Net interest income after provision
       for loan losses                                                        23,674        22,856           70,610          67,836
                                                                              -----------------------------------------------------

   Noninterest income:
    Trust department income                                                    1,374         1,912            5,256           5,942
    Fees for other services to customers                                       2,470         2,714            7,705           7,677
    Net gain on securities transactions                                        2,399           696            6,171           3,905
    Other                                                                        621           686            2,220           2,291
                                                                              -----------------------------------------------------

     Total noninterest income                                                  6,864         6,008           21,352          19,815
                                                                              -----------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                             5,639         6,252           16,920          19,475
    Net occupancy expense                                                      1,402         1,348            4,121           4,148
    Equipment expense                                                            691           914            2,222           3,234
    FDIC insurance expense                                                        91            93              271             281
    Professional services                                                        701           634            2,416           1,951
    Outsourced services                                                          119          -----           1,124           -----
    Charitable contributions                                                     113            70            1,427             333
    Other real estate expenses / (income)                                       (113)         (209)            (137)           (397)
    Other                                                                      2,779         3,261            9,168           8,539
                                                                              -----------------------------------------------------

     Total noninterest expenses                                               11,422        12,363           37,532          37,564
                                                                              -----------------------------------------------------


      Income before taxes                                                     19,116        16,501           54,430          50,087
   Applicable income taxes                                                     5,825         4,910           16,200          15,526
                                                                              -----------------------------------------------------

       Net income                                                  $          13,291        11,591           38,230          34,561
                                                                              =====================================================

Net income per Common Share:

       - Basic                                                     $           0.183         0.163            0.530           0.486
                                                                              =====================================================

       - Diluted                                                   $           0.179         0.157            0.514           0.470
                                                                              =====================================================






   See accompanying notes to consolidated interim financial statements.





                                                                       TRUSTCO BANK CORP NY
                                                       Consolidated Statements of Financial Condition
                                                             (dollars in thousands, except share data)

                                                                                   September 30,                       December 31,
                                                                                        2002                                2001
  ASSETS:                                                                           (Unaudited)

 Cash and due from banks                                                  $             65,172                             60,121

 Federal funds sold and other short term investments                                   441,446                            338,452
                                                                              ------------------                  -----------------

   Total cash and cash equivalents                                                     506,618                            398,573

 Securities available for sale:
  U. S. Treasuries and agencies                                                        233,644                            160,372
  States and political subdivisions                                                    239,724                            216,566
  Mortgage-backed securities                                                            55,122                             96,621
  Other                                                                                124,170                            113,541
                                                                              ------------------                  -----------------

   Total securities available for sale                                                 652,660                            587,100
                                                                              ------------------                  -----------------

 Loans:
  Commercial                                                                           200,046                            212,423
  Residential mortgage loans                                                         1,150,866                          1,201,723
  Home equity lines of credit                                                          135,179                            122,332
  Installment loans                                                                     17,240                             20,979
                                                                              ------------------                  -----------------

   Total loans                                                                       1,503,331                          1,557,457
                                                                              ------------------                  -----------------
 Less:
  Allowance for loan losses                                                             54,280                             57,203
  Unearned income                                                                          643                                771
                                                                              ------------------                  -----------------

  Net loans                                                                          1,448,408                          1,499,483

 Bank premises and equipment                                                            19,606                             18,312
 Real estate owned                                                                         298                                603
 Other assets                                                                           47,837                             74,550
                                                                               ------------------                  -----------------

    Total assets                                                          $          2,675,427                          2,578,621
                                                                             ==================                  =================

  LIABILITIES:

 Deposits:
  Demand                                                                  $            212,795                            195,390
  Interest-bearing checking                                                            318,383                            295,514
  Savings accounts                                                                     719,243                            649,081
  Money market deposit accounts                                                        129,425                             75,620
  Certificates of deposit (in denominations of
   $100,000 or more)                                                                   118,980                            128,887
  Time deposits                                                                        770,697                            748,414
                                                                              ------------------                  -----------------

   Total deposits                                                                    2,269,523                          2,092,906

 Short-term borrowings                                                                 120,465                            218,219
 Long-term debt                                                                            472                                624
 Accrued expenses and other liabilities                                                 56,219                             61,045
                                                                              ------------------                  -----------------

   Total liabilities                                                                 2,446,679                          2,372,794
                                                                              ------------------                  -----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 79,069,401 and 76,168,795 shares issued at September 30,
   2002 and December 31, 2001, respectively                                             79,069                             76,169
 Surplus                                                                                84,322                             75,355
 Undivided profits                                                                      69,686                             63,940
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale, net of tax                     29,097                             21,668
 Treasury stock at cost - 5,036,995 and 4,862,718 shares at
   September 30, 2002 and December 31, 2001, respectively                              (33,426)                           (31,305)
                                                                              ------------------                  -----------------

   Total shareholders' equity                                                          228,748                            205,827
                                                                              ------------------                  -----------------

   Total liabilities and shareholders' equity                             $          2,675,427                          2,578,621
                                                                              ==================                  =================




 See accompanying notes to consolidated interim financial statements.



                                                              TRUSTCO BANK CORP NY
                                                 Consolidated Statements of Cash Flows (Unaudited)
                                                              (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                                               2002                           2001
                                                                                           --------                       --------
Cash flows from operating activities:
Net income                                              $                                   38,230                         34,561
                                                                                           --------                       --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                              1,576                          1,735
  Gain on sales of bank premises and equipment                                                (296)                           (17)
  Provision for loan losses                                                                  1,120                          3,365
  Loss on sale of securities available for sale                                              1,349                            676
  Gain on sale of securities available for sale                                             (7,520)                        (4,581)
  Provision for deferred tax expense/(benefit)                                              (3,740)                        (1,297)
  Decrease in taxes receivable                                                              19,164                          7,415
  Decrease in interest receivable                                                              544                            642
  Decrease in interest payable                                                                (427)                          (801)
 (Increase)/decrease in other assets                                                         5,393                         (2,273)
  Increase/(decrease) in accrued expenses                                                   (4,559)                         2,397
                                                                                           --------                       --------
    Total adjustments                                                                       12,604                          7,261
                                                                                           --------                       --------
Net cash provided by operating activities                                                   50,834                         41,822
                                                                                           --------                       --------
Cash flows from investing activities:

  Proceeds from sales and calls                                                            250,766                        286,900
   of securities available for sale
  Purchase of securities available for sale                                               (308,882)                      (256,569)
  Proceeds from maturities
   of securities available for sale                                                         11,004                          3,712
  Net (increase)/decrease in loans                                                          49,728                        (79,943)
  Proceeds from dispositions of real estate owned                                              837                          2,265
  Proceeds from sales of bank premises and equipment                                           342                            110
  Capital expenditures                                                                      (2,717)                        (2,917)
                                                                                           --------                       --------
    Net cash provided by/(used in) investing activities                                      1,078                        (46,442)
                                                                                           --------                       --------
Cash flows from financing activities:

  Net increase in deposits                                                                 176,617                         60,071
  Net decrease in short-term borrowing                                                     (97,754)                       (18,100)
  Repayment of long-term debt                                                                 (152)                          (214)
  Proceeds from exercise of stock options                                                   11,867                          3,359
  Proceeds from sale of treasury stock                                                       5,812                          5,020
  Purchase of treasury stock                                                                (7,933)                        (9,647)
  Dividends paid                                                                           (32,324)                       (27,705)
                                                                                           --------                       --------
    Net cash provided by financing activities                                               56,133                         12,784
                                                                                           --------                       --------
Net increase in cash and cash equivalents                                                  108,045                          8,164

Cash and cash equivalents at beginning of period                                           398,573                        345,446
                                                                                           --------                       --------
Cash and cash equivalents at end of period              $                                  506,618                        353,610
                                                                                           ========                       ========

See accompanying notes to consolidated interim financial statements.       (Continued)



                                                                  TRUSTCO BANK CORP NY
                                              Consolidated Statements of Cash Flows Continued (Unaudited)
                                                                 (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                                               2002                           2001
                                                                                           --------                       --------

  Interest paid                                         $                                   45,219                         57,540
  Income taxes paid                                                                            789                          9,314
  Transfer of loans to real estate owned                                                       227                          1,271
  Increase in dividends payable                                                                160                             87
  Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes                                              (12,277)                        (6,147)
  Change in deferred tax effect on unrealized gain/(loss)
   on securities available for sale                                                          4,848                          2,551






See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1. Financial Statement  Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2001 Annual Report to Shareholders on Form 10-K.

2. Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 2002 and 2001 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended September 30, 2002:

  Basic EPS:
     Net income available to                                $13,291               72,499                  $0.183
     common shareholders
  Effect of Dilutive Securities:
     Stock options.                                          ------                1,826                  -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $13,291               74,325                   $0.179
                                                      ================= ========================== ===================

  For nine months ended September 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders                                    $38,230               72,146                   $0.530

  Effect of Dilutive Securities:
     Stock options                                          -------                2,257                   -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $38,230               74,403                    $0.514
                                                      ================= ========================== ===================
  There were 837,750 stock options, which were antidilutive as of September 30,
  2002 and were therefore excluded from the September 30, 2002 calculations.


                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended September 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders                                    $11,591                71,164                 $0.163

  Effect of Dilutive Securities:
     Stock options                                           ------                 2,495                 -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $11,591                73,659                  $0.157
                                                      ================= ========================== ===================

  For nine months ended September 30, 2001:

  Basic EPS:
     Net income available to
     common shareholders                                    $34,561                71,060                  $0.486

  Effect of Dilutive Securities:
     Stock options                                          -------                 2,496                 -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                               $34,561                73,556                   $0.470
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



Comprehensive income for the three month periods ended September 30, 2002 and 2001 was $13,580,000 and $12,949,000 respectively, and $45,659,000 and
$38,157,000 for the nine month periods ended September 30, 2002 and 2001, respectively. The following summarizes the components of other comprehensive income:


                                                                                              (dollars in thousands)
  Unrealized gains on securities:                                                        Three months ended September 30
                                                                                          2002                      2001
                                                                                         -------------------------------
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $2,866 for 2002 and pre-tax gain of $2,992 for
  2001)                                                                                  $1,727                    1,770

  Reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gain of $2,399 for 2002 and
  pre-tax gain of $696 for 2001)                                                          1,438                      412

                                                                                         --------------------------------

  Other comprehensive income                                                              $ 289                    1,358
                                                                                         ================= =============

                                                                                               (dollars in thousands)
  Unrealized gains on securities:                                                            Nine months September 30
                                                                                             2002                2001
                                                                                         -------------------------------

  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $18,448 for 2002 and pre-tax gain of $10,052 for
  2001)                                                                                   $11,129               5,906

  Reclassification adjustment for net gain realized in net income during period, net of tax (pre-tax gain of $6,171 for 2002 and
  pre-tax gain of $3,905 for 2001)                                                          3,700               2,310
                                                                                         -------------------------------


  Other comprehensive income                                                              $ 7,429               3,596
                                                                                         ================= =============


4.       Impact of Changes in Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations"(Statement 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company was required to adopt the provisions of Statement 141 in July 2001 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement 142.

As of December 31, 2001 and September 30, 2002, the Company had $553 thousand of unamortized goodwill. Amortization expense related to goodwill was $62 thousand for the twelve months ended December 31, 2001. No impairment loss was required at adoption of Statement 142.

The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," (Statement 143) which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In  October  2001,  the FASB  issued  Statement  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets," (Statement 144) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (Statement 145). Statement 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (Statement 4), which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement 145, companies will be required to apply the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, Statement 145 amends Statement No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement 145 related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of Statement 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of Statement 145 provisions, which were effective May 15, 2002 did not have a material effect on the Company's
consolidated   financial   statements.   The  implementation  of  the  remaining
provisions is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions" (Statement 147). Statement 147 amends Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," Statement 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement 141 and Statement 142. In addition, this statement amends Statement 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of Statement 147 are to be applied retroactively to January 1, 2002 and are effective after September 30, 2002. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards, generally accepted in the United States of America, the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
October 11, 2002

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                               September 30, 2002

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2002, with comparisons to 2001 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2001 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2002 and 2001.

Overview
TrustCo recorded net income of $13.3 million, or $0.179 of diluted earnings per share for the three months ended September 30, 2002, as compared to net income of $11.6 million or $0.157 of diluted earnings per share in the same period in 2001. For the nine month period ended September 30, 2002, TrustCo recorded net income of $38.2 million, or $0.514 of diluted earnings per share, as compared to $34.6 million, or $0.470 of diluted earnings per share for the comparable period in 2001.

The primary factors accounting for the year to date increases are:

..    A $224.1 million increase in the average balance of interest earning assets between 2001 and 2002,

..    A reduction in the provision for loan losses from $3.4 million in 2001 to
     $1.1 million in 2002, and

..    An increase  in  noninterest  income from $19.8  million in 2001 to $21.4 million in 2002.

These increases were partially offset by:

..    A decrease of 30 basis  points in the net  interest  margin from 4.27% in
     2001 to 3.97% in 2002.

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

The following Management's Discussion and Analysis for the third quarter and first nine months of 2002 compared to the comparable periods in 2001 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2001 Annual Report to Shareholders is a description of the effect interest rates had on the results of the year 2001 compared to 2000. Most of the same market factors discussed in the 2001 Annual Report also had a significant impact on 2002 results and are being updated by this Management Discussion and Analysis.

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

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 6% at the beginning of 2001 and had decreased to 3.00% by the end of the third quarter of 2001. In 2002 the federal funds rates was consistent from the beginning of the year and throughout the third quarter at 1.75%. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 9% at the beginning of 2001 and had decreased to 6.00% by the end of the third quarter of 2001. By the end of 2001, the prime rate had declined to 4.75% and has remained there for the first nine months of 2002.

Earning Assets
Total average interest earning assets increased from $2.39 billion for the third quarter of 2001 to $2.64 billion in 2002 with an average yield of 7.27% in 2001 and 6.14% in 2002. Income on earning assets decreased by $3.1 million during this same time-period from $43.5 million in 2001 to $40.4 million in 2002. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets, partially offset by the increase in balances outstanding.

For the nine month period ended September 30, 2002, the average balance of interest earning assets was $2.59 billion, an increase of $224.1 million from the average balance for the comparable period in 2001 of $2.36 billion. The average yield on interest earning assets was 7.48% for 2001, compared to 6.28% in 2002. The increase in the average balance of earning assets did not offset the decrease in the yield earned on these assets, thereby resulting in interest income of $122.0 million for the nine months of 2002, compared to $132.6 million for the nine months of 2001.

Loans
The average balance of loans for the third quarter was $1.52 billion in 2002 and $1.53 billion in 2001. The yield on loans decreased from 7.82% in 2001 to 7.38% in 2002. The combination of the lower average balances coupled by lower rates resulted in a decrease in the interest income on loans by $1.9 million.

For the nine month period ended September 30, 2002, the average balance in the loan portfolio was $1.53 billion compared to $1.51 billion for the comparable period in 2001. The average yield decreased from 7.96% in 2001 to 7.43% in 2002. The increase in the average balance of loans outstanding partially offset the decrease in the yield resulted in total interest income of $89.9 million in 2001 compared to $85.1 million in 2002.

During the first nine months of 2002 the average balance of the loan portfolio increased primarily as a result of the increase in the residential mortgages. The average balance of residential mortgage loans was $1.18 billion in 2002 compared to $1.15 billion in 2001, an increase of 2.2%. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate; rates set by competitors and secondary market participants.

As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate or the prime rate.

The balance of loans, net, as of September 30, 2002 was $1.45 billion as compared to $1.50 billion at December 31, 2001. This decrease is the result of loan refinancing to other institutions by customers, principally in the residential real estate category. The residential loan portfolio of Trustco Bank reflects the effect of historical lows in the 30 year mortgage market place. Management has reduced the rate offered on residential mortgage loans. However, in light of the strategic decision to retain loans in its portfolio these rates are somewhat higher than rates offered in the secondary market.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The average yield earned on these loan types in 2002 were 67 bp and 282 bp, respectively less than the average yields earned in the first nine months of 2002.

Securities Available for Sale
During the third quarter of 2002, the average balance of securities available for sale was $569.0 million with a yield of 6.95%, compared to $569.3 million for the third quarter of 2001 with a yield of 7.70%. The combination of the decrease in average balance and the decrease in the yields caused a decrease in interest income on securities available for sale of $1.1 million between the third quarter of 2001 and 2002.

The nine month results reflect the same principal trends noted for the third quarter. The total average balance of securities available for sale during the nine months of 2001 was $570.4 million with an average yield of 7.76% compared to an average balance for 2002 of $559.6 million with a yield of 7.23%.

Federal Funds Sold
During the third quarter of 2002, the average balance of federal funds sold was $519.4 million with a yield of 1.74%, compared to the average balance for the three month period ended September 30, 2001 of $287.2 million with an average yield of 3.46%. The $232.2 million increase in the average balance, offset with the 172 basis points decrease in the average yield, resulted in total interest income on federal funds sold of $2.3 million for 2002 compared to $2.5 million for 2001.

During the nine month period ended September 30, 2002, the average balance of federal funds was $477.7 million with a yield of 1.75% compared to an average balance of $284.9 million in 2001 with an average yield of 4.47%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

The increase in federal funds balances between the first nine months of 2001 and 2002 reflects a decision to hold funds in overnight deposits versus making longer-term investments in loans or securities available for sale. The decision to retain additional liquidity in the form of federal fund balances is a result of the historical lows in the market for such alternative investments while keeping the balances available for investment once rates rise. The effect of this decision by TrustCo is to have significantly more funds invested in federal funds portfolio at significantly lower interest rates during 2002 with expectations that opportunities for reinvestment at higher levels will be available later in 2002 or in 2003.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the  quarter,  total  average  interest  bearing  liabilities  were $2.28 billion for 2002 and $2.07 billion for 2001. The rate paid on total interest bearing liabilities was 3.46% for the third quarter of 2001, and 2.53% for 2002. Total interest expense for the third quarter decreased approximately $3.5 million to $14.5 million for 2002 compared to $18.0 million for 2001.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield decreased from 3.71% in 2001 to 2.67% in 2002. Total average interest bearing liabilities were $2.04 billion for the nine-month period ended September 30, 2001 and $2.24 billion for 2002.

Demand deposit balances increased $16.9 million during the third quarter of 2002 compared to the third quarter of 2001. Demand deposits averaged $179.4 million in 2001 and $196.3 million in 2002. On a year to date basis, demand deposits were $192.3 million compared to $179.1 million in 2001.

TrustCo has experienced a significant increase during the quarter in the average balances of all deposit categories as well as in average short term borrowings. This inflow is a result of a combination of factors including the significant swings in the stock and bond market during the quarter, the new TrustCo branch openings and focused deposit marketing and advertising. Recognizing that certain of these trends may be short lived and customers may choose to move balances back into the stock and bond market, management has invested these deposits in primarily short term securities. In an effort to retain the deposit balances on a longer-term basis the Bank performs certain marketing and customer contacts to cross sell additional services.

TrustCo manages the growth of the banking subsidiaries and retains sufficient capital at the bank level to remain well capitalized. Growth in the balance sheet during the quarter and on a year to date basis in 2002 has been significant, increasing 9.6% during the quarter and 9.2% for the year 2002 compared to 2001. As part of the balance sheet management, approximately $85 million of the short-term borrowings (primarily the Trustco Short Term Investment Account) were allowed to leave the Company during September. This provides TrustCo with asset growth capability without any additional capital requirements. Management believes growth in the core banking relationships is ultimately more valuable than short term borrowings.


Short-term borrowings for the quarter were $208.7 million in 2001 compared to $217.7 million in 2002. The average yield decreased during this time period from 2.79% to 1.33% for the third quarter of 2002. The largest component of short-term borrowings is the Trustco Short Term Investments, which is only available to Trustco Trust Department customers. The increased balances in this account are a result of trust customers temporarily investing their funds in money market type instruments while waiting for some stability in the equity and bond markets.

Net Interest Income
Taxable equivalent net interest income increased to $25.8 million for the third quarter of 2002. The net interest spread decreased 20 basis points between 2001 and 2002 and the net interest margin decreased by 34 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2002, compared to the same period in 2001. Net interest income for the first nine months of 2002 was $77.2 million, an increase of $1.4 million from the $75.8 million for the first nine months of 2001. Net interest spread decreased 16 basis points to 3.61% and net interest margin decreased 30 basis points to 3.97% for the nine month period ended September 30, 2002, compared to the nine month period ended September 30, 2001.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2002.

Nonperforming loans: Total nonperforming loans were $6.3 million at September 30, 2002, a decrease from the $7.6 million of nonperforming loans at September 30, 2001. Nonaccrual loans were $1.3 million at September 30, 2002 down from the $1.8 million at September 30, 2001. Restructured loans were $4.6 million at September 30, 2002 compared to $5.4 million at September 30, 2001.

Of the $6.3 million of nonperforming loans at September 30, 2002, all but approximately $1.1 million are residential real estate or retail consumer loans. In the past the majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

In New York State consumer defaults and bankruptcies have increased over the last several years and this has lead to an increase in defaults on loans.
TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at September 30, 2002 of $5.5 million, consisted of restructured retail loans and nonaccrual commercial and commercial real estate loans. During the first nine months of 2002, there have been $874 thousand of commercial loan charge offs and $5.2 million of mortgage and consumer loan charge offs as compared with $1.0 million of commercial loan charge offs and $4.4 million of mortgage and consumer loan charge offs in the first nine months of 2001. Recoveries during the first nine month periods have been $2.0 million in 2002 and $2.3 million in 2001.

During the third quarter of 2002 TrustCo had loan charge offs of $2.8 million compared to $2.3 million in the comparable period in 2001. The increase is the result of charge offs taken on previously restructured loans. These loans had been subject to restructuring of loan terms in prior years. However, during the third quarter of 2002 charge offs were taken based upon the financial condition of the borrowers. Traditionally TrustCo utilizes an aggressive charge off strategy to identify loans experiencing financial difficulties so as to minimize loss exposure and to maximize the amount of principal collections. This approach has been successful in helping to control the overall asset quality of the loan portfolio. These additional charge offs are another aspect of this aggressive charge off approach.

Real estate owned: Total real estate owned of $298 thousand at September 30, 2002 decreased by $726 thousand since September 30, 2001.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2002, the allowance for loan losses was $54.3 million, a decrease from the allowance at September 30, 2001 of $56.6 million. The allowance represents 3.61% of the loan portfolio as of September 30, 2002 compared to 3.65% at September 30, 2001. For the nine month periods, the provision charged to expense was $1.1 million for 2002 and $3.4 million for 2001.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

..The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

..The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

..Changes in underwriting standards in the competitive environment in which TrustCo operates,

..Significant growth in the level of losses associated with bankruptcies in New York State and the time period needed to foreclose, secure and dispose of collateral, and

.. The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

Consumer bankruptcies and defaults in general have risen during the 1990's. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.

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

Noninterest Income
Total noninterest income for the three months ended September 30, 2002 was $6.9 million, a $856 thousand increase from the comparable period in 2001. During these periods, the Company recorded net securities gains of $2.4 million for 2002 and $696 thousand for the comparable period in 2001. Excluding these securities transactions, noninterest income decreased from $5.3 million in the third quarter of 2001 to $4.5 million in 2002. The decrease is the result of a reduction in Trust fee income and other service charges to customers in the loan origination area. The reduction in Trust fee income is the result of market conditions that have negatively affected the underlying trust assets.

Similar results were also recognized for the nine months of 2002 compared to 2001. Total noninterest income was $21.4 million for 2002 compared to $19.8 million for 2001. Excluding net securities transactions, the balances for 2002 and 2001 would have been $15.2 million for 2002 and $15.9 million for 2001.

Net securities transactions have been significant for both the nine month and quarterly results in 2002 and 2001. The level of these transactions reflects management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2002 or in 2003. Management also has begun liquidating certain equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies.

Noninterest Expenses
Total noninterest expense for the third quarter of 2002 was $11.4 million down from $12.4 million in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, total noninterest expense was $37.5 million compared to $37.6 million.

Salaries and employee benefits cost decreased from $6.3 million for the third-quarter of 2001 to $5.6 million for the comparable period in 2002. The reduction in salaries and employee benefits is the result of the reduction in salary of the Chief Executive Officer and the ongoing outsourcing efforts undertaken by the Company in 2002. The Chief Executive Officer's salary was reduced by $450,000 which in turn affected the amount reserved for the incentive bonus plans. In addition, the supplemental executive retirement plan for the Chief Executive Officer was also capped at the level of the accrual as of December 31, 2001. The outsourcing efforts have the effect of reducing salary and benefit costs and to replace these costs with contract serviced expenses. Included in the outsourced contract service expenses are one-time charges associated with the conversion. The complete conversion to the outside service contractor is expected prior to year-end 2002.

Equipment expense decreased approximately $1.0 million during the nine months of 2002 compared to 2001 as a result of the reduced computer expense due to contracts not being renewed in 2002 as a result of the conversion.

Charitable contributions expense is up approximately $1.0 million as a result of an additional contribution made in the second quarter of 2002 in recognition of the 100 year anniversary of the Company. This additional contribution was made in the form of a donation of appreciated stock to assist in funding the operating cost of a not-for-profit activity located in the Capital District region.

Income Taxes
In the third quarter of 2002 and 2001, TrustCo recognized income tax expense of $5.8 million and $4.9 million respectively. This resulted in an effective tax rate of 30.5% for 2002 and 29.8% for 2001. For the nine months of 2002, total income tax expense was $16.2 million compared to $15.5 million for 2001.

As previously noted in prior periods Management's Discussion and Analysis, during the third quarter the Personnel Committee of the Board of Directors amended the Executive Officer Incentive Plan thereby eliminating the automatic deferral of payments resulting from the execution of employment contracts. The payment of this benefit will be deductible by the Company. Therefore, no change in the effective tax rate is anticipated at this time for the remainder of 2002.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2002 was $228.7 million, an increase of $22.9 million from the year-end of 2001 balance of $205.8 million. The change in the shareholders' equity between year-end 2001 and September 30, 2002 reflects the net income retained by TrustCo and a $7.4 million increase in the net unrealized gain, net of tax, on securities available for sale, offset by a $2.1 million increase in the amount of Treasury stock.

TrustCo declared dividends of $0.450 per share during the first nine months of 2002 compared to $0.391 in 2001. These resulted in a dividend payout ratio of 85.0% in 2002 and 80.4% in 2001. The Company achieved the following capital ratios as of September 30, 2002 and 2001:

                                     September 30,          Minimum Regulatory
                                     2002     2001              Guidelines
                                   --------------------------------------------
        Tier 1 risk adjusted
                 capital            14.43%   13.35%                 4.00

        Total risk adjusted
                 capital            15.71%   14.74%                 8.00


In addition, at September 30, 2002 and 2001, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.54% and 7.28%, respectively.


                                                                         TrustCo Bank Corp NY
                                                               Management's Discussion and Analysis
                                                                        STATISTICAL DISCLOSURE

                                                  I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                               The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of
                                               TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                               accrual loans are included in loans for this analysis.  The average balances of sec-
                                               urities available for sale is calculated using amortized costs for these securities.
                                               Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $29.0 million and $24.7 Million in the third quarter of 2002 and 2001, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                              Third Quarter                    Third Quarter
                                                  2002                             2001

                                          Average              Average   Average           Average  Change in   Variance   Variance
(dollars in thousands)                    Balance    Interest    Rate    Balance  Interest   Rate   Interest    Balance      Rate
                                                                                                    Income/     Change       Change
               Assets                                                                               Expense
Commercial loans......................$   200,162  $   3,946     7.88%  $207,347  $  4,381   8.45%      (435)      (148)      (287)
Residential mortgage loans............. 1,171,384     22,007     7.51% 1,179,865    22,836   7.74%      (829)      (163)      (666)
Home equity lines of credit ...........   131,006      1,549     4.69%   124,086     2,078   6.64%      (529)       689     (1,218)
Installment loans......................    17,006        550    12.84%    21,079       702  13.21%      (152)      (132)       (20)
                                        ---------     -------           ---------   -------             -----      -----      -----
Loans, net of unearned income.......... 1,519,558     28,052     7.38% 1,532,377    29,997   7.82%    (1,945)       246     (2,191)

Securities available for sale:
 U.S. Treasuries and agencies..........   192,805      2,827     5.87%   148,322     2,714   7.32%       113      2,662     (2,549)
 Mortgage-backed securities............    57,548      1,030     7.16%   103,906     2,098   8.07%    (1,068)      (852)      (216)
 States and political subdivisions.....   225,598      4,460     7.91%   224,784     4,455   7.93%         5         56        (51)
 Other ................................    93,076      1,570     6.74%    92,336     1,698   7.35%      (128)        87       (215)
                                         ---------    -------           ---------   -------             -----      -----      -----
   Total securities available for sale.   569,027      9,887    6.95%    569,348    10,965   7.70%    (1,078)     1,953     (3,031)

Federal funds sold.....................   519,433      2,276    1.74%    287,207     2,506   3.46%      (230)     5,986     (6,216)
Other short-term investments...........    28,245        135    1.90%        541         2   1.33%       133        132          1
                                        ---------     -------           ---------  -------              -----     -----       -----
  Total Interest earning assets........ 2,636,263     40,350    6.14%  2,389,473    43,470   7.27%    (3,120)     8,317    (11,437)
Allowance for loan losses..............   (56,570)   -------             (58,067)   -------            -----      -----      -----
Cash and noninterest earning assets....   168,713                        177,341
                                         ---------                      ---------
  Total assets.......................$  2,748,406         $            2,508,747
                                       =========                       =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$   308,167        773    0.99%   $291,840       778   1.06%        (5)       175       (180)
   Money market accounts...............   133,763        675    2.00%     64,156       440   2.73%       235        938       (703)
   Savings.............................   723,321      3,230    1.77%    624,272     4,175   2.65%      (945)     3,252     (4,197)
   Time deposits.......................   895,306      9,115    4.04%    882,704    11,179   5.02%    (2,064)     1,040     (3,104)
                                         ---------    -------           ---------   -------            -----      -----      -----
  Total interest bearing deposits....   2,060,557     13,793    2.66%  1,862,972    16,572   3.53%    (2,779)     5,405     (8,184)
Short-term borrowings..................   217,725        732    1.33%    208,655     1,465   2.79%      (733)       411     (1,144)
Long-term debt.........................       487          8    5.86%        722        11   6.07%        (3)      ----         (3)
                                        ---------     -------          ---------   -------              -----      -----      -----
  Total interest bearing liabilities... 2,278,769     14,533    2.53%  2,072,349    18,048   3.46%    (3,515)     5,816     (9,331)
Demand deposits........................   196,291    -------             179,435    -------            -----      -----      -----
Other liabilities......................    52,659                         51,508
Shareholders' equity...................   220,687                        205,455
                                        ---------                      ---------
  Total liab. & shareholders' equity..$ 2,748,406         $            2,508,747
                                       =========                       =========
Net interest income....................               25,817                        25,422               395      2,501     (2,106)
                                                     -------                       -------               -----    -----      -----
Net interest spread....................                         3.61%                        3.81%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         3.93%                        4.27%

Tax equivalent adjustment                              1,843                         1,816
                                                      -------                       -------
   Net interest income per book........    $          23,974           $            23,606
                                                     =======                       =======


                                                                          TrustCo Bank Corp NY
                                                                Management's Discussion and Analysis
                                                                          STATISTICAL DISCLOSURE

                                                  I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                                              INTEREST RATES AND INTEREST DIFFERENTIAL

                                               The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of
                                               TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                               accrual loans are included in loans for this analysis.  The average balances of sec-
                                               urities available for sale is calculated using amortized costs for these securities.
                                               Included in the balance of shareholders' equity is unrealized appreciation net of tax, in the available for sale portfolio of $25.8 million and unrealized appreciation of $22.5 million for the nine months ended September 30, 2002 and 2001, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.
                                               Nine Months                         Nine Months
                                                  2002                                2001

                                        Average           Average        Average            Average  Change in  Variance   Variance
(dollars in thousands)                  Balance Interest    Rate         Balance  Interest    Rate   Interest    Balance     Rate
                                                                                                     Income/     Change     Change
               Assets                                                                                Expense
Commercial loans......................$ 205,003  $12,208    7.93%   $    204,699  $ 13,206    8.60%     (998)        32     (1,030)
Residential mortgage loans............1,177,606   66,662    7.55%      1,152,431    67,345    7.79%     (683)     2,031     (2,714)
Home equity lines of credit .........   127,081    4,516    4.75%        126,665     7,175    7.57%   (2,659)        40     (2,699)
Installment loans......................  17,870    1,713   12.83%         22,366     2,138   12.78%     (425)      (439)        14
                                      ---------   -------              ---------    -------             -----      -----      -----
Loans, net of unearned income........ 1,527,560   85,099    7.43%      1,506,161    89,864    7.96%   (4,765)     1,664     (6,429)

Securities available for sale:
 U.S. Treasuries and agencies.........  178,727    8,780    6.55%        152,141     8,635    7.57%      145      1,832     (1,687)
 Mortgage-backed securities............  66,105    3,573    7.21%        147,091     8,576    7.77%   (5,003)    (4,417)      (586)
 States and political subdivisions....  222,121   13,203    7.93%        198,059    11,861    7.98%    1,342      1,487       (145)
 Other ................................  92,669    4,773    6.87%         73,098     4,109    7.50%      664      1,205       (541)
                                      ---------   -------               ---------    -------           -----      -----       -----
   Total securities available for sale. 559,622   30,329    7.23%        570,389    33,181    7.76%   (2,852)       107     (2,959)

Federal funds sold....................  477,699    6,252    1.75%        284,897     9,532    4.47%   (3,280)     6,432     (9,712)
Other short-term investments...........  20,869      317    2.03%            182         2    1.35%      315        314          1
                                      ---------   -------               ---------   -------             -----      -----      -----
  Total Interest earning assets.....  2,585,750  121,997    6.28%      2,361,629   132,579    7.48%  (10,582)     8,517    (19,099)
Allowance for loan losses.............. (57,231) -------                 (57,399)  -------             -----      -----      -----
Cash and noninterest earning assets...  172,007                          169,063
                                      ---------                         ---------
  Total assets.....................$  2,700,526           $            2,473,293
                                      =========                        =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$ 302,312    2,354    1.04%   $    281,828     2,237    1.06%      117        181        (64)
   Money market accounts............... 114,629    1,771    2.07%         61,579     1,257    2.73%      514      1,039       (525)
 Savings............................... 698,173    9,924    1.90%        608,083    12,207    2.68%   (2,283)     2,433     (4,716)
 Time deposits......................... 889,722   28,290    4.25%        883,070    35,274    5.34%   (6,984)       435     (7,419)
                                      ---------  -------               ---------   -------             -----       -----      -----
  Total interest bearing deposits.....2,004,836   42,339    2.82%      1,834,560    50,975    3.71%   (8,636)     4,088    (12,724)
Short-term borrowings.................. 233,704    2,429    1.39%        207,509     5,730    3.69%   (3,301)     1,051     (4,352)
Long-term debt.........................     533       24    5.92%            796        35    5.83%      (11)     ----         (11)
                                      ---------   -------              ---------   -------             -----      -----      -----
  Total interest bearing liabilities..2,239,073   44,792    2.67%      2,042,865    56,740    3.71%  (11,948)     5,139    (17,087)
Demand deposits........................ 192,298  -------                 179,072    -------            -----      -----      -----
Other liabilities......................  54,427                           49,909
Shareholders' equity..................  214,728                          201,447
                                      ---------                        ---------
  Total liab. & shareholders' equity$ 2,700,526                      $ 2,473,293
                                      =========                       =========
Net interest income....................          77,205                             75,839             1,366      3,378     (2,012)
                                                -------                             -------            -----      -----      -----
Net interest spread....................                     3.61%                             3.77%

Net interest margin (net interest
 income to total interest earning
   assets).............................                     3.97%                             4.27%

Tax equivalent adjustment                        5,475                               4,638
                                                -------                             -------
   Net interest income per book........    $    71,730                          $   71,201
                                                =======                             =======



Agreement with Regulators
On August 22, 2002 Trustco Bank, National Association entered into a Formal Agreement (the Agreement) with the Office of the Comptroller of the Currency
(OCC). The OCC conducted a compliance examination of Trustco Bank and noted certain technical exceptions in the area of the Bank Secrecy Act. The Agreement requires review by the Board of Directors of certain Bank activities within stipulated time periods with the final review to be completed by November 22, 2002. The Bank has complied with the requirements of the Agreement and anticipates completing all areas within the time period stipulated.

Subsequent Event
Effective as of October 11, 2002 the Company has completed the conversion to the outside data processing servicer. It is anticipated that conversion related follow up items would continue into the fourth quarter of 2002. The contract stipulates that the monthly cost for these services will be billed once the Company has accepted the conversion, which is anticipated to occur during the fourth quarter.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

  There have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.


Item 4.

Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                                                     TrustCo Bank Corp NY


  Date:  November 14, 2002                          /s/Robert T. Cushing
                                                    -------------------------
                                                    Robert T. Cushing
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

                      Certification Pursuant To Section 302
                        of The Sarbanes-Oxley Act of 2002

I, Robert T. Cushing, the principal executive officer and principal financial officer of TrustCo Bank Corp NY, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of TrustCo Bank Corp NY;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 14, 2002

     /s/ Robert T. Cushing
     ------------------

     Chief Executive Officer and
     Chief Financial Officer

                                 Exhibits Index


Reg S-K
Exhibit No.       Description                                           Page No.
-------------------------------------------------------------------------------
3(ii)a           Amended and Restated Bylaws of TrustCo Bank Corp NY         29

10(a)            Consulting Agreement Between TrustCo Bank Corp NY
                 and Robert A. McCormick                                     40

99.1             Certification Pursuant To 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 Of The Sarbanes-
                 Oxley Act of 2002                                           42

                                                                 Exhibit 3(ii)a


                         AMENDED AND RESTATED BYLAWS OF
                              TRUSTCO BANK CORP NY

                         (a New York State Corporation)
                              (September 17, 2002)
              -----------------------------------------------------

                                    ARTICLE 1

                                   DEFINITIONS


As used in these Bylaws, unless the context otherwise requires, the term:

1.1  "Board" means the Board of Directors of the Corporation.

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

2.3 SPECIAL MEETINGS. At every meeting of shareholders, the Chairman, or in his absence, an officer of the Corporation designated by the Board or the Chairman, shall act as chairman of the meeting. The Secretary, or in his absence, one of the Vice Presidents not acting as chairman of the meeting, shall act as secretary of the meeting. In case none of the officers above designated to act as chairman or secretary of the meeting, respectively, shall be present, a chairman or a secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at such meeting by the holders of shares present in person, or represented by proxy and entitled to vote at the meeting.

2.4 QUORUM AND VOTING REQUIREMENTS; ADJOURNMENT. Except with respect to a special meeting for the election of Directors as required by law, or as otherwise provided in these Bylaws, (a) the holders of at least a majority of the outstanding shares of the Corporation shall be present in person or by proxy at any meeting of the shareholders in order to constitute a quorum for the transaction of any business, and (b) the votes of the holders of at least a majority of the outstanding shares of the Corporation shall be necessary at any meeting of shareholders for the transaction of any business or specified item of business, other than the changing, amending or repealing of any provision of the Certificate of Incorporation or Bylaws which shall require the affirmative vote of two-thirds of the Corporation's voting stock; provided, however, that when a specified item of business is required to be voted on by a class or series (if the Corporation shall then have outstanding shares or more than one class or series), voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business. The holders of a majority of shares present in person or represented by proxy at any meeting of shareholders, including an adjourned meeting, whether or not a quorum is present, may adjourn such meeting to another time and place.

2.5 INSPECTORS AT MEETINGS. Two or more inspectors shall be appointed by the Board or the Executive Committee prior to each Annual Meeting of Shareholders, to serve at the meeting or any adjournment thereof. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat.

2.6 ORGANIZATION. At every meeting of shareholders, the Chairman of the Board of Directors, or in his absence, an officer of the Corporation designated by the Board or the Chairman of the Board, shall act as Chairman of the meeting. The Secretary, or in his absence, one of the Vice Presidents not acting as Chairman of the meeting, shall act as Secretary of the meeting. In case none of the officers above designated to act as Chairman or Secretary of the meeting, respectively, shall be present, a Chairman or a Secretary of the meeting, as the case may be, shall be chosen by a majority of the votes cast at such meeting by the holders of shares present in person, or represented by proxy and entitled to vote at the meeting.

2.7 ORDER OF BUSINESS. The order of business at all meetings of shareholders shall be as determined by the Chairman of the meeting, but the order of business to be followed at any meeting at which a quorum is present may be changed by a majority of the votes cast at such meeting by the holders of shares present in person or represented by proxy and entitled to vote at the meeting.


                                    ARTICLE 3

                                    DIRECTORS

3.1 BOARD OF DIRECTORS. Except as otherwise provided in the Certificate of Incorporation, the affairs of the Corporation shall be managed and its corporate powers exercised by its Board. In addition to the powers expressly conferred by the Bylaws, the Board may exercise all powers and perform all acts which are not required, by the Bylaws or the Certificate of Incorporation or by law, to be exercised and performed by the shareholders.

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

3.4 CHAIRMAN OF THE BOARD OF DIRECTORS. The Board shall designate one of their number as the Chairman. The Chairman shall, if present, preside at all meetings of shareholders and of the Board and may perform such other duties as from time to time may be assigned him by the Board. The Chairman shall be a permanent member of the Executive Committee as provided in Section 4.1 of these Bylaws and shall be a member of such other committees as the Board may from time to time determine.

3.5 NEWLY CREATED DIRECTORSHIP AND VACANCIES. Newly created directorships resulting from an increase in the number of Directors and vacancies occurring in the Board for any reason, may be filled by vote of a majority of the Directors then in office, although less than a quorum, at any meeting. Directors elected by the Board shall hold office until the next meeting of shareholders at which the election of directors is in the regular order of business, and until their successors have been elected and qualified.

3.6 RULES AND REGULATIONS. The Board of Directors may adopt such Rules and Regulations for the conduct of its meetings and the management of the affairs of the Company as it may deem proper, not inconsistent with the laws of the State of New York, or these Bylaws.

3.7 REGULAR MEETINGS. Regular meetings of the Board shall be held on the third Tuesday of February, May, August and November, unless otherwise specified by the Board, and may be held at such times and places as may be fixed from time to time by the Board, and may be held without notice.

3.8 SPECIAL MEETINGS. Special meetings of the Board shall be held whenever called by the Chairman, and a special meeting shall be called by the Chief Executive Officer or the Secretary at the written request of any seven Directors. Notice of the time and place of each special meeting of the Board shall, if mailed, be addressed to each Director at the address designated by him for that purpose or, if none is designated, at his last known address at least three days before the date on which the meeting is to be held; or such notice shall be sent to each Director at such address by telegraph, or similar means of communication, or be delivered to him personally, not later than the day before the date on which such meeting is to be held.

3.9 WAIVERS OF NOTICE. Anything in these Bylaws or in any resolution adopted by the Board to the contrary notwithstanding, notice of any meeting of the Board need not be given to any Director who submits a signed waiver of such notice, whether before or after such meeting, or who attends such meeting without protesting, prior thereto or at its commencement, the lack of notice to him.

3.10 ORGANIZATION. At each meeting of the Board, the Chairman of the Board or in the absence of the Chairman of the Board, a Chairman chosen by the majority of the Directors present, shall preside. The Secretary, or in the absence of the Secretary, a Vice President, shall act as Secretary at each meeting of the Board.

3.11 QUORUM AND VOTING. A majority of the Entire Board shall constitute a quorum for the transaction of business or of any specified item of business at any meeting of the Board. The affirmative vote of a majority of the Entire Board shall be necessary for the transaction of any business or specified item of business at any meeting of the Board, except that the affirmative vote of two-thirds of the Entire Board shall be necessary to change, amend or repeal any provision of the Certificate of Incorporation or Bylaws.

3.12 WRITTEN CONSENT OF DIRECTORS WITHOUT A MEETING. Any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents thereto by the members of the Board shall be filed with the minutes of the proceedings of the Board.

3.13 PARTICIPATION IN MEETING OF BOARD BY MEANS OF CONFERENCE TELEPHONE OR SIMILAR COMMUNICATIONS EQUIPMENT. Any one or more members of the Board may participate in a meeting of the Board by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

3.14 NOMINATIONS. Nominations for Directors, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the Board not less than (14) days nor more than fifty (50) days prior to any meeting of shareholders called for the election of Directors, provided, however, that if less than twenty-one (21) days notice of the meeting is given to shareholders, such nominations shall be mailed or delivered to the Board not later than the close of business on the seventh
(7th) day following the day on which the notice of meeting was mailed.


                                    ARTICLE 4

                                   COMMITTEES

4.1 EXECUTIVE COMMITTEE. There shall be an Executive Committee consisting of not more than nine Directors, of which four shall constitute a quorum. All but six of the members of such Executive Committee shall be appointed by the Board of Directors, shall be known as permanent members and shall hold office until the organization of the Board after the annual election next succeeding their respective appointments. Six places on the Executive Committee shall be filled by the Directors. The Chairman shall be one of the permanent members of the Executive Committee. Six places shall be filled by Directors, other than the permanent members of the Executive Committee, in rotation according to alphabetical order, each panel of six rotating members serving for one calendar month. In the event that any member of the Executive Committee is unable to attend a meeting, the Chairman may invite any other Director to take his place for such meeting. The Executive Committee shall possess and exercise all of the delegable powers of the Board, except when the latter is in session. It shall keep a record of its proceedings, and the same shall be subject to examination by the Board at any time. All acts done and powers and authority conferred by the Executive Committee from time to time, within the scope of its authority, shall be and be deemed to be and may be certified as being the act and under the authority of the Board. Meetings of the Executive Committee shall be held at such times and places and upon such, if any, notice as the Executive Committee shall determine from time to time, provided that a special meeting of the Executive Committee may be called by the Chairman, in his discretion, and shall be called by the Chief Executive Officer or Secretary on the written request of any three members, three days' notice of the time and place of which shall be given in the same manner as notices of special meetings of the Board of Directors, except that if such notice is given otherwise than by mail, it shall be sufficient if given at any time on or before the day preceding the meeting.






4.2 OTHER COMMITTEES. The Board, by resolution adopted by a majority of the Entire Board, may designate from among its members such other standing or special committees as may seem necessary or desirable from time to time.

                                    ARTICLE 5

                                    OFFICERS

5.1 OFFICERS. The Board shall elect or appoint a Chairman and shall elect or appoint a President, either of which it shall designate the Chief Executive Officer. If so elected or appointed by the Board, the Chairman may be the Chief Executive Officer or President of the Corporation; in the absence of such an election or appointment, however, the Chairman shall not be authorized to act in the capacity of an officer of the Corporation except as expressly authorized by the Board. The Board shall also elect or appoint one or more Vice Presidents and a Secretary, and such other officers as it may from time to time determine. All officers shall hold their offices, respectively, at the pleasure of the Board. The Board may require any and all officers, clerks and employees to give a bond or other security for the faithful performance of their duties, in such amount and with such sureties as the Board may determine.

5.2 CHIEF EXECUTIVE OFFICER. The Chief Executive Officer of the Corporation shall have general supervision over the business of the Corporation, subject, however, to the control of the Board and of any duly authorized committee of Directors. In the absence of the Chairman of the Board, the Chief Executive Officer may preside at meetings of the shareholders and at meetings of the Board. The Chief Executive Officer shall supervise the carrying out of policies adopted or approved by the Board. He may, with the Secretary or any other officer of the Corporation, sign certificates for shares of the Corporation. He may sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the Bylaws, Board or applicable laws, and, in general, he shall perform all duties incident to the office of the Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board.

5.3 CHAIRMAN AND PRESIDENT. Either the Chairman or the President shall be designated the Chief Executive Officer of the Corporation. The President, if not so designated, shall perform such duties as from time to time may be assigned to him by the Board or by the Chief Executive Officer. The Chairman, if not designated the Chief Executive Officer, shall perform such duties as from time to time may be assigned to him by the Board, but not by the Chief Executive Officer.

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


                                    ARTICLE 7

                                     SHARES

7.1 STOCK CERTIFICATES. Certificates representing shares of the Corporation, in such form as shall be determined from time to time by the Board, shall be signed by the Chief Executive Officer, the President, or any Vice President and the Secretary, and may be sealed with the seal of the Corporation or a facsimile thereof.

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






I, Henry C. Collins, Secretary of TrustCo Bank Corp NY, Schenectady, New York, hereby certify that the foregoing is a complete, true and correct copy of the Amended and Restated Bylaws of TrustCo Bank Corp NY, and that the same are in full force and effect at this date.
                                           /s/Henry C. Collins
                                          -------------------------------------
                                             Henry C. Collins
                                             Secretary

                                           September 18, 2002
                                          -------------------------------------
                                                          Date

                                                                 Exhibit 10(a)


                          CONSULTING AGREEMENT BETWEEN
                  TRUSTCO BANK CORP NY AND ROBERT A. McCORMICK


         THIS CONSULTING AGREEMENT ("Agreement") is made as of the first day of November 2002, by and between TrustCo Bank Corp NY, a New York corporation ("TrustCo"), and Robert A. McCormick ("McCormick"). In consideration of the mutual covenants herein contained, the parties agree as follows:

 1.       Term and Duties

(a) The term of McCormick's engagement under this Agreement will commence on November 1, 2002 and will continue through May 31, 2006 (the "Term").

(b) During the Term McCormick shall serve as a consultant to the Board of Directors of TrustCo and to the boards of directors of each of its affiliates, rendering to such boards and to individual members of such boards consulting services and advice on an as-needed basis with respect to matters pertaining to TrustCo and its affiliates. The services rendered shall be advisory only. McCormick's services as a consultant shall be rendered at such times and places as may be mutually convenient to the boards and McCormick. McCormick acknowledges that he will be an independent contractor only, and shall not for any purpose hereunder be considered to be an employee of TrustCo or any of its affiliates.

2. Compensation. In full compensation for the services to be rendered by McCormick hereunder during the Term and for the noncompetition agreement set forth in Section 3 herein, TrustCo will pay McCormick a fee in the amount of Six Million Dollars ($6,000,000.00), to be paid on November 1, 2002, in cash and/or in any other vehicle mutually acceptable to the parties, including but not limited to, life insurance.

3. Non-Competition. McCormick acknowledges that he has provided special, unique and extraordinary services to TrustCo and its affiliates during his employment with TrustCo and its bank subsidiary. McCormick agrees that he will not, during the Term, directly or indirectly, without the written consent of TrustCo:

(a) Own, have any interest in or act as an officer, director, partner, principal, employee, agent, representative, consultant to or independent contractor of a Competitor if McCormick in any such capacity performs services in an aspect of Competitor's business which is competitive with TrustCo or an affiliate; provided, however, McCormick may invest in no more than 5% of the stock of any publicly traded company that is a Competitor without violating this covenant;

(b) Divert or attempt to divert to a Competitor any client, customer or account of TrustCo or an affiliate (which is a client, customer or account during the Term); or

(c) Hire, or solicit to hire, for or on behalf of a Competitor, any employee of TrustCo or an affiliate (who is an employee of TrustCo or an affiliate as of the time of such hire or solicitation to hire) or any former employee of TrustCo or an affiliate (who was employed by TrustCo or an affiliate within the 12-month period immediately preceding the date of such hire or solicitation to hire).

(d) For purposes of this Paragraph 3, capitalized terms are defined as follows:

Competitor: "Competitor" shall mean any person, firm, corporation, partnership, limited liability company or any other entity doing business in the Geographic Market which, during the Term, is engaged in competition in a substantial manner with TrustCo or an affiliate.

Geographic Market: "Geographic Market" shall mean the area within a radius of twenty-five (25) miles of the location of the headquarters or any branch office of TrustCo or an affiliate.

4. Scope of Noncompetition Provisions. If it shall be finally determined by any court of competent jurisdiction that any limitation contained in Section 3 is too extensive to be legally enforceable and must be reduced, then the parties hereby agree that such reduced limitation shall be deemed to be the maximum scope or duration which shall be legally enforceable and McCormick hereby consents to the enforcement of such reduced limitation.

5. Termination of Contract. TrustCo may terminate this Agreement upon sixty (60) days written notice to McCormick. Upon the effective date of such termination, the parties' obligations under this Agreement shall cease; provided, however, that McCormick's obligation under Section 3 shall remain in effect until the expiration of the Term.

6. Entire Agreement; Amendment; Governing Law. This Agreement constitutes the entire Agreement between TrustCo and McCormick and all prior understandings and agreements between them, if any, concerning the same subject matter are merged herein and thus extinguished. This Agreement may not be modified except by a writing signed by both parties. This Agreement is made under, and shall be construed in accordance with, the laws of the State of New York.

7. Separability. If any provision hereof is declared void and unenforceable by any court of competent jurisdiction, the remaining provisions hereof shall remain in full force and effect.

IN WITNESS WHEREOF, TrustCo and McCormick have executed this Agreement as of the day and year first above written.


PERSONNEL ADVISORY COMMITTEE TRUSTCO BANK CORP NY



/s/Joseph A. Lucarelli                      By: /s/Robert T. Cushing
----------------------------                -------------------------
Joseph A. Lucarelli, Chairman                  Robert T. Cushing


/s/Barton A. Andreoli                /s/Robert A. McCormick
--------------------------------    --------------------------------
Barton A. Andreoli                        Robert A. McCormick


/s/William D. Powers
--------------------------------
William D. Powers

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


                                              /s/Robert T. Cushing
                                              ---------------------------
                                              Robert T. Cushing
                                              Chief Executive Officer and
                                              Chief Financial Officer





November 14, 2002