Form 10-K
period 2002-12-31
TRUSTCO BANK CORP N Y
filed 2003-03-27
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          (Fee Required) For the Fiscal Year Ended December 31, 2002
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                (No Fee Required)

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


         Registrant's telephone number, including area code: (518) 377-3311

                Securities registered pursuant to Section 12(b) of the Act:


      Title of each class                 Name of exchange on which registered
      -------------------                  ------------------------------------
             None                                           None


                Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $1.00 Par Value
                                (Title of class)
                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.[ X ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes(x) No.( )


           Indicate the number of shares outstanding of each of the registrant's classes of common stock:
                                         Number of Shares Outstanding
      Class of Common Stock                  as of March 17, 2003
           $1 Par Value                             74,267,205

The aggregate market value of registrant's common stock (based upon the closing price on March 17, 2003) held by non-affiliates was approximately $761,238,851.

Documents Incorporated by Reference:(1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002(Part I and Part II).

                                    (2)   Portions of registrant's Proxy
                                          Statement filed for its Annual
                                          Meeting of Shareholders to be
                                          held May 19, 2003 (Part III).

                                      INDEX



Description                                                                Page

PART I
      Item 1              Business                                            1
      Item 2              Properties                                          8
      Item 3              Legal Proceedings                                   8
      Item 4              Submission of Matters to a Vote of Security         8
                               Holders

PART II
      Item 5              Market for the Registrant's Common Equity and      10
                               Related Stockholder Matters
      Item 6              Selected Financial Data                            10
      Item 7              Management's Discussion and Analysis of            10
                               Financial Condition and Results of Operations
      Item 7A             Quantitative and Qualitative Disclosures about     11
                               Market Risk
      Item 8              Financial Statements and Supplementary Data        11
      Item 9              Changes in and Disagreements with Accountants      11
                               On Accounting and Financial Disclosure

PART III
      Item 10             Directors and Executive Officers of Registrant     11
      Item 11             Executive Compensation                             11
      Item 12             Security Ownership of Certain Beneficial Owners    11
                               and Management
      Item 13             Certain Relationships and Related Transactions     11
      Item 14             Controls and Procedures                            12

PART IV
      Item 15             Exhibits, Financial Statement Schedules, and       12
                               Reports on Form 8-K

                          Signatures                                         17


EXHIBITS INDEX                                                               21

                                     PART I

Item 1.                   Business

General

TrustCo Bank Corp NY ("TrustCo" or the "Company") is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that The Schenectady Trust Company. On July 28, 2000 TrustCo acquired Landmark Financial Corp. (now known as Trustco Financial Corp.) and its subsidiary Landmark Community Bank, Canajoharie, New York, a federal savings bank with assets of approximately $26 million. Landmark Community Bank was subsequently renamed Trustco Savings Bank, and, on November 15, 2002, Trustco Savings Bank and Trustco Bank, National Association merged under the charter of Trustco Savings Bank. In that merger, the resulting bank changed its name to Trustco Bank (sometimes referred to in this report as the "Bank").

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 488 full-time equivalent employees of TrustCo at year-end 2002. TrustCo had 13,621 shareholders of record as of December 31, 2002 and the closing price of the TrustCo common stock at that date was $10.78.

Subsidiaries
Trustco Bank
Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 56 automatic teller machines and 62 banking offices in Albany, Columbia, Dutchess, Greene, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Warren, Washington and Westchester counties of New York State and Bennington County in Vermont. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision ("OTS") and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. An operating subsidiary of the Bank, Trustco Realty Corp., holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2002 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $897 million as of December 31, 2002.

The daily operations of the Bank remain the responsibility of its Board of Directors and officers, subject to the overall supervision by TrustCo. TrustCo derives most of its income from dividends paid to it by the Bank. The accounts of the Bank are included in TrustCo's consolidated financial statements.

Trustco Financial Corp.
Trustco Financial Corp. is a wholly owned subsidiary of the Company and is the immediate parent company of Trustco Bank. The accounts of Trustco Financial Corp. are included in TrustCo's consolidated financial statements.

ORE Subsidiary
During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in those areas. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last five years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

TrustCo operates in a number of communities where the competition ranges from other locally based commercial and savings banks to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area.

Supervision and Regulation
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered savings and loan holding company under the Home Owners' Loan Act (the "Act"), TrustCo is regulated and examined by the OTS. The Act requires TrustCo to obtain prior OTS approval for acquisitions and restricts the business operations permitted to TrustCo. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not its primary federal regulator. Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, which appears on pages 32 and 33 thereof and contains information concerning restrictions on TrustCo's ability to pay dividends, is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the
Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, which appears on page 42 thereof and contains information concerning regulatory capital requirements.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Holding Company Activities
The activities of savings and loan holding companies are governed by the Act. Since TrustCo became a savings and loan holding company in 2002, its activities are limited to those permissible for "multiple" savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for "financial holding companies" (which are described below). "Savings associations" include federal savings banks such as the Bank. TrustCo must obtain approval from the appropriate bank regulatory agencies before acquiring control of any insured depository institution.

Regulatory Capital Requirements
OTS capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders' equity adjusted for the effects of other comprehensive income ("OCI"), less goodwill and other disallowed assets. An association's ratio of Tier 1 core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders' equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a "well-capitalized institution" as defined in the "prompt corrective action" regulation described below. A "well-capitalized" savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater. Additionally, to qualify as a "well-capitalized institution," a savings association's Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association's allowance for loan losses, must be equal to at least 6% of risk-weighted assets. Trustco Bank currently meets all of the requirements of a "well-capitalized institution."

The OTS regulations contain prompt corrective action provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from "well-capitalized" or "adequately capitalized" through "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Community Reinvestment Act
The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination. Institutions are evaluated based on: (i) performance in lending in their assessment areas; (ii) the provision of deposit and other community services in their assessment areas; and
(iii) the investment in housing-related and other qualified community investments. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Qualified Thrift Lender Test
Like all OTS-regulated institutions, the Bank is required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company's mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently and expects to remain in compliance with QTL standards.

Federal Reserve System
Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2002 was 0% of the first $5.5 million of such accounts, 3% of the next $35.6 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2002.

Recent Legislation
On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the"GLB Act") was signed into law. The GLB Act made significant changes to the operations of financial services companies. It repealed key provisions of the "Glass-Steagall Act" by repealing prohibitions on affiliations among banks, securities firms and insurance companies. It authorizes a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company." A financial holding company may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the GLB Act specifies so-called "functional regulation," various federal and state regulators have continued authority over certain activities of financial holding companies and other regulated financial institutions.

The GLB Act establishes a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Compliance with the rules was mandatory starting on July 1, 2001. These rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under very limited circumstances (e.g., providing customer information to the Company's data processing provider or to third party providers of financial services under narrow joint marketing arrangements), the rules have not had a significant impact on the Company's results of operations or financial condition.

On October 26, 2001, President Bush signed into law the USA PATRIOT Act ("Patriot Act"). The Patriot Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Implementation of regulations to implement the Act have been postponed by the Department of the Treasury, which has required additional time to study certain industries for implementation of anti-money laundering regulations. However, it is not anticipated that adoption of the regulations as presently proposed will have a significant adverse impact on the Bank's operations.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") was signed into law. Sarbanes-Oxley implemented legislative reforms intended to address corporate and accounting fraud and contains reforms of various business practices and numerous aspects of corporate governance. For example, this new legislation addresses accounting oversight and corporate governance matters, including: the creation of a five-member oversight board appointed by the Securities and Exchange Commission that will set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

Foreign Operations
Neither TrustCo nor the Bank engage in any material operations in foreign countries or have any outstanding loans to foreign debtors.

Statistical Information Analysis
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies
Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results of operations, and that require management's most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Availability of Reports
This annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports will be available free of charge from our Internet site, www.trustcobank.com.

Forward-Looking Statements
Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk;
(iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.                   Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 62 offices, of which 23 are owned and 39 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.



Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                                                 Year First
Name, Age and                            Principal Occupations                                   Became
Position                                 Or Employment Since                                     Executive
With TrustCo                             January 1, 1998                                         of TrustCo
------------------------------------     ----------------------------------------------------------------------
Robert T. Cushing, 47,                    President,  Chief Executive Officer, and Chief Financial        1994
President and                             Officer,   TrustCo   Bank  Corp  NY  since  2002.   Vice
Chief Executive Officer                   President  and Chief  Financial  Officer,  TrustCo  Bank
                                          Corp NY, 1994 to 2002. Senior Vice President and Chief
                                          Financial Officer, Trustco Bank since 1994. Director
                                          of TrustCo Bank Corp NY and Trustco Bank, 2001 and 2002.

Robert J. McCormick, 39,                  Vice  President,   TrustCo  Bank  Corp  NY  since  2000.        2000
Vice President                            President  and Chief  Executive  Officer,  Trustco  Bank
                                          since 2002.  Senior Vice  President,  Trustco Bank, 2001
                                          and  2002.  Administrative  Vice  President  of  Trustco
                                          Bank,  1997 to 2001.  Vice  President  of Trustco  Bank,
                                          1995 to 1997.  Robert J.  McCormick is the son of Robert
                                          A. McCormick, Chairman of TrustCo and Trustco Bank.

Nancy A. McNamara, 53,                    Vice  President,   TrustCo  Bank  Corp  NY  since  1992.        1991
Vice President                            Senior  Vice   President,   Trustco   Bank  since  1988.
                                          Director of TrustCo Bank Corp NY and
                                          Trustco Bank, 1991 to 2002.

Henry C. Collins, 48,                     Secretary,  TrustCo  Bank Corp NY since  February  2001.        1999
Secretary                                 Assistant Secretary, TrustCo Bank Corp NY, 1999 to 2001.
                                          Administrative Vice President and General Counsel,
                                          Trustco Bank since 1995.




Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

Page 1 and page 47 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference. TrustCo had 13,670 shareholders of record as of March 17, 2003, and the closing price of TrustCo's common stock on that date was $10.25.

The following table provides information regarding securities authorized for issuance under TrustCo's equity compensation plans.

--------------------------------- ---------------------------- ---------------------------- -----------------------------
                                                                                                     Number of
                                                                                                     securities
                                           Number of                                                 remaining
                                       securities to be                                         available for future
                                          issued upon               Weighted-average               issuance under
                                          exercise of               exercise price of           equity compensation
                                          outstanding                  outstanding                plans (excluding
                                       options, warrants          options, warrants and         securities reflected
                                          and rights                     rights                    in column (a))
                                                                                                        (c)
         Plan category                        (a)                          (b)
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------
Equity
compensation plans
approved by                                6,645,820                      $8.11                       312,905
security holders
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------
Equity
compensation plans
not approved by                              None                         None                          None
security holders
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------

Total                                      6,645,820                      $8.11                       312,905
--------------------------------- ---------------------------- ---------------------------- -----------------------------


Item 6.  Selected Financial Data
Page 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Pages 6 through 27 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Pages 18 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements, together with the report thereon of KPMG LLP on pages 28 through 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.


                                    PART III

Item 10.  Directors and Executive  Officers of Registrant
The information under the captions "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers Not Listed Above" on pages 3 through 5, and Section 16(a) "Beneficial Ownership Reporting Compliance" on pages 22 and 23, of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2003, is incorporated herein by reference. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11. Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2003, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers Not Listed Above," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 22 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2003, is incorporated herein by reference. Additional information concerning the Company's equity compensation plan is set forth in Item 5 hereof.


Item 13. Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 22 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures
Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of Management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.


         Consolidated Statements of Condition -- December 31, 2002 and 2001.

         Consolidated Statements of Income -- Years Ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 2002, 2001, and 2000.

         Notes to Consolidated Financial Statements.

          Financial Statement  Schedules
          Not   Applicable.   All  required   schedules   for  TrustCo  and  its
          subsidiaries   have  been  included  in  the  consolidated   financial
          statements or related notes thereto.

         The following exhibits are incorporated herein by reference:*

     Reg            S-K            Exhibit            No.            Description
-------------------------------------------------------------------------------
3(i)a Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993.

3(i)b Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 28, 1996.

3(i)c Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 19, 1997.

3(i)d Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 18, 1999.

3(ii)a Amended and Restated ByLaws of TrustCo Bank Corp NY, dated September 17, 2002.

10(a) Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

10(b) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(d) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001.

10(e) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

10(f) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001.

10(g) Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(j) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

10(k)  Amended  and  Restated  Trustco  Bank,  National   Association   Deferred
Compensation Plan for Directors, dated September 18, 2001.

10(l) Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick

11 Computation of Net Income Per Common Share.
















----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

The following exhibits are filed herewith:

Reg S-K
Exhibit No.        Description





13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2002.

21 List of Subsidiaries of TrustCo.

23 Consent of Independent Certified Public Accountants.

24 Power of Attorney.

99.1  Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002

Reports on Form 8-K:


On November 19, 2002, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

On January 21, 2003, TrustCo filed a Current Report on Form 8-K reporting the fourth quarter and year-end December 31, 2002 results.

On February 18, 2003, TrustCo filed a Current Report on Form 8-K reporting the declaration of a cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/ Robert T. Cushing
         -----------------------
         Robert T. Cushing

         Chief Executive Officer and
         Chief Financial Officer


Date: March 26, 2003

                      Certification Pursuant To Section 302
                        of The Sarbanes-Oxley Act of 2002

I, Robert T. Cushing, the principal executive officer and principal financial officer of TrustCo Bank Corp NY, certify that:

1. I have reviewed this annual report on Form 10-K of TrustCo Bank Corp NY;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






     Date:  March 26, 2003

     /s/ Robert T. Cushing
     ------------------
     Robert T. Cushing

     Chief Executive Officer and
     Chief Financial Officer

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title                Date

                  *                        Director             March 26,  2003
--------------------------------------
Barton A. Andreoli

                  *                        Director              March 26, 2003
--------------------------------------
Joseph Lucarelli

                  *                        Director              March 26, 2003
--------------------------------------
Dr. Anthony J. Marinello

                  *                        Director              March 26, 2003
--------------------------------------
Robert A. McCormick

                  *                        Director              March 26, 2003
--------------------------------------
Dr. James H. Murphy

                   *                       Director              March 26, 2003
---------------------------------------
William D. Powers

                  *                        Director              March 26, 2003
----------------------------------------
William J. Purdy





                                                    By: /s/ Henry C. Collins
                                                  ---------------------------
                                                  *Henry C. Collins, as Agent
                                                 Pursuant to Power of Attorney

Reg S-K                             Exhibits Index
Item 601
Exhibit No.                                                           Page  No.






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

3(ii)a Amended and Restated ByLaws of TrustCo Bank Corp NY, dated September 17, 2002, filed as Exhibit 3(ii)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 2002, is incorporated herein by reference.

10(a) Restated 1985 TrustCo Bank Corp NY Stock Option Plan as amended effective July 1, 1994, filed as Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 1994, is incorporated herein by reference.

10(b) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 filed as Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001, is incorporated herein by reference.

10(c) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, filed as Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001, is incorporated herein by reference.

10(d) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001, filed as Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(e) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001, filed as Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(f) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001, filed as Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(g) Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001, filed as Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 are incorporated herein by reference.

10(h) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001, filed as Exhibit 10(k) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001, filed as Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(j) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001, filed as Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(k) Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated September 18, 2001, , filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

10(l) Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002, filed as Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 2002 is incorporated herein by reference.

11 Computation of Net Income Per Common Share. Note 12 on page 41 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2002 are filed herewith.

99.1  Certification  Pursuant To 18 U.S.C.  Section 1350, As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002 is filed herewith.


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






  21              List of Subsidiaries of TrustCo, filed herewith

  23              Independent Auditors' Consent, filed herewith.

  24              Power of Attorney, filed herewith.

  Exhibit 21


                         LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank                                               Federally chartered
                                                           savings bank

ORE Subsidiary Corp.                                       New York corporation


Trustco Realty Corp.                                       New York corporation
(Subsidiary of Trustco Bank)

Trustco Financial Corp                                     Delaware corporation













Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

                                                               Exhibit 23


 INDEPENDENT AUDITORS' CONSENT


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the registration statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 333-78811), and Form
S-3 (No. 333-75035) of TrustCo Bank Corp NY and subsidiaries of our report dated January 17, 2003, with respect to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                                 /s/ KPMG LLP


Albany, New York
March 26, 2003

                                    Exhibit 24

                                POWER OF ATTORNEY

The undersigned persons do hereby appoint Henry C. Collins or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 2001 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                           /s/ Joseph Lucarelli
--------------------------                      ---------------------
Barton A. Andreoli                              Joseph Lucarelli

/s/  Anthony J. Marinello                       /s/ Robert A McCormick
---------------------------                     ---------------------
Dr. Anthony J. Marinello                        Robert A. McCormick

/s/  James H. Murphy                            /s/ Richard J. Murray, Jr.
--------------------------                      ---------------------
Dr. James H. Murphy                             Richard J. Murray, Jr

/s/  William D. Powers                          /s/  William J. Purdy
--------------------------                      --------------------------
William D. Powers.                              William J. Purdy







Sworn to before me this 18th day of February 2003.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2006

Exhibit 99.1

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


     In connection with the Annual Report of TrustCo Bank Corp NY (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:





1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                By:/s/ Robert T. Cushing
                                                ---------------------------
                                                    Robert T. Cushing
                                              Chief Executive Officer and
                                                  Chief Financial Officer





March 26, 2003