Form 10-Q
period 2003-05-15
TRUSTCO BANK CORP N Y
filed 2003-05-15
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended                    Commission File Number 0-10592
            March 31, 2003

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

                                (Title of class)
                                     Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (x) No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
           Class of Common Stock                        as of May 5, 2003
        ---------------------------                 ----------------------
               $1 Par Value                                74,485,321

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.      FINANCIAL INFORMATION                                    PAGE NO.
  Item 1.     Interim Financial Statements (Unaudited): Consolidated       1
              Statements of Income for the Three Months Ended March 31,
              2003 and 2002

              Consolidated Statements of Condition as of March 31, 2003    2
              and December 31, 2002

              Consolidated Statements of Cash Flows for the Three Months   3-4
              Ended March 31, 2003 and 2002

              Notes to Consolidated Interim Financial Statements           5-8

              Independent Accountants' Review Report                       9

  Item 2.     Management's Discussion and Analysis                         10-19

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk   20


  Item 4.     Controls and Procedures                                      20

  Part II.    OTHER INFORMATION
  Item 1.     Legal Proceedings -- None
  Item 2.     Changes in Securities and Use of Proceeds -- None
  Item 3.     Defaults Upon Senior Securities --None
  Item 4.     Submissions of Matters to Vote of Security  Holders -- None
  Item 5.     Other Information -- None

      Item 6.Exhibits and Reports on Form 8-K

3(ii)a   Amended and Restated Bylaws of TrustCo Bank Corp NY              25

99.1     Certification Pursuant To 18 U.S.C. Section 1350,
         As Adopted Pursuant to Section 906 Of The Sarbanes-
         Oxley Act of 2002                                                36


(b)     Reports on Form 8-K
        On April 15, 2003, TrustCo filed a Current Report on Form 8-K, regarding two press releases dated April 15, 2003, detailing first quarter financial results.

        On April 29, 2003, TrustCo filed a Current Report on Form 8-K, regarding a press release dated April 29, 2003, announcing that Henry Collins, Secretary and General Counsel will be leaving the Company effective May 23, 2003 to return to private law practice.

                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)


                                                            3 Months  Ended
                                                                March 31

                                                          2003            2002
                                                          ----            ----
   Interest  income:
    Interest and fees on loans                           $24,586          28,720
    Interest on U. S. Treasuries and agencies              3,387           2,949
    Interest on states and political
     subdivisions                                          2,968           2,928
    Interest on mortgage-backed securities                   991           1,373
    Interest and dividends on other securities             1,814           1,216

    Interest on federal funds sold and other short-        1,655           1,877
     term investments
                                                  ------------------------------

       Total interest income                              35,401          39,063
                                                  ------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                             511             770
       Savings                                             2,570           3,253
       Money market deposit accounts                         553             445
       Time deposits                                       7,719           9,819
    Interest on short-term borrowings                        347             856
    Interest on long-term debt                                 6               9
                                                  ------------------------------
      Total interest expense                              11,706          15,152
                                                  ------------------------------

      Net interest income                                 23,695          23,911
   Provision for loan losses                                 300             520
                                                  ------------------------------
      Net interest income after provision
      for loan losses                                     23,395          23,391
                                                  ------------------------------

   Noninterest income:
    Trust department income                                1,399           1,832
    Fees for other services to customers                   2,620           2,442
    Net gain on securities transactions                    3,096           1,868
    Other                                                    735             611
                                                  ------------------------------
     Total noninterest income                              7,850           6,753
                                                  ------------------------------

   Noninterest expenses:
    Salaries and employee benefits                         5,248          5,814
    Net occupancy expense                                  1,702          1,362
    Equipment expense                                      1,226            718
    FDIC insurance expense                                    93             90
    Professional services                                    620            667
    Outsourced services                                    1,250            160
    Other real estate expenses/ (income)                    (34)             71
    Other                                                  2,564          3,511
                                                 -------------------------------
     Total noninterest expenses                           12,669         12,393

                                                 -------------------------------

      Income before taxes                                 18,576         17,751
    Income taxes                                           5,384          5,383
                                                 -------------------------------
       Net income                               $         13,192          12,368
                                                 ===============================
   Net income per Common Share:
       - Basic                                  $          0.178           0.172
                                                 ===============================
       - Diluted                                $          0.175           0.166
                                                 ===============================


See accompanying notes to consolidated interim financial statements

                              TRUSTCO BANK CORP NY
                      Consolidated Statements of Condition
                  (dollars in thousands, except per share data

                                              3/31/03                   12/31/02
                                              -------                   --------
  ASSETS:                                    (Unaudited)

 Cash and due from banks             $         51,200                     63,957
 Federal funds sold and other short term
  investments                                 538,120                    542,125
                                     ----------------           ----------------
   Total cash and cash equivalents            589,320                    606,082

 Securities available for sale:
  U. S. Treasuries and agencies               329,957                    230,428
  States and political subdivisions           235,861                    235,495
  Mortgage-backed securities                   75,082                     52,591
  Other                                       123,032                    134,649
                                     ----------------           ----------------
   Total securities available for sale        763,932                    653,163
                                     ----------------           ----------------

 Loans:
  Commercial                                  202,460                    202,707
  Residential mortgage loans                  982,539                  1,063,375
  Home equity line of credit                  145,714                    139,294
  Installment loans                            15,834                     17,465
                                     ----------------           ----------------
  Total loans                              1,346,547                  1,422,841
                                     ----------------           ----------------
 Less:
  Allowance for loan losses                    51,017                     52,558
  Unearned income                                 472                        540
                                     ----------------           ----------------
  Net loans                                 1,295,058                  1,369,743

 Bank premises and equipment                   19,199                     19,544
 Real estate owned                                 86                         86
 Other assets                                  44,539                     47,470
                                     ----------------           ----------------

    Total assets                     $      2,712,134                  2,696,088
                                     ================           ================

  LIABILITIES:
 Deposits:
  Demand                             $        184,376                    178,058
  Interest-bearing checking                   313,021                    338,740
  Savings accounts                            747,249                    715,349
  Money market deposit accounts               149,422                    130,914
  Certificates of deposit (in denominations
   of $100,000 or more)                       140,007                    137,513
  Other time deposits                         766,341                    773,694
                                     ----------------           ----------------
   Total deposits                           2,300,416                  2,274,268

 Short-term borrowings                        144,479                    141,231
 Long-term debt                                   381                        427
 Accrued expenses and other liabilities        34,668                     45,318
                                     ----------------           ----------------

   Total liabilities                        2,479,944                  2,461,244
                                     ----------------           ----------------
  SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000
 shares authorized, and 79,533,986 and
 79,107,851 shares issued March 31, 2003
 and December 31, 2002, respectively           79,534                     79,108


Surplus                                        93,536                    92,009

 Undivided profits                             71,645                     69,553

 Accumulated other comprehensive income:
   Net unrealized gain on securities
   Available for sale                          23,872                    27,277
 Treasury stock at cost-5,256,161 and
  4,930,300 shares at March 31, 2003
 and December 31, 2002, respectively         (36,397)                   (33,103)
                                     ----------------           ----------------
    Total shareholders' equity
                                              232,190                    234,844
                                     ----------------           ----------------
    Total liabilities and shareholders'
    equity                                  2,712,134                  2,696,088
                                     ================           ================

See accompanying notes to consolidated interim financial statements.



                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                  2003                        2002
                                                          ----------------          ----------------

Cash flows from operating activities:
Net income                                                   13,192                      12,368
                                                          ----------------          ----------------


Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                 800                       505
  Provision for loan losses                                     300                       520
  Net gain on sale of securities available for sale          (3,096)                   (1,868)
  Deferred tax expense/(benefit)                               (295)                     2,102
  Decrease in taxes receivable                                5,680                      2,493
 (Increase)/decrease in interest receivable                      (4)                       623
  Decrease in interest payable                                 (210)                       (65)
 (Increase)/decrease in other assets                            242                    (12,657)
  Decrease in accrued expenses and other liabilities          (9,953)                     (532)
                                                           ----------------          ----------------
    Total adjustments                                         (6,536)                   (8,879)
                                                           ----------------          ----------------
Net cash provided by operating activities                      6,656                     3,489

                                                            ---------------          ----------------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available
   for sale                                                   167,544                   59,025
  Purchase of securities available for sale                  (281,906)                 (71,877)
  Proceeds from maturities and calls
   of securities available for sale                               530                    10,099
  Net decrease  in loans                                       74,385                    28,771
  Proceeds from dispositions of real estate owned                 ---                       334
  Capital expenditures                                           (392)                     (691)
                                                             ----------------          ----------------
    Net cash provided by/(used in) investing activities       (39,839)                   25,661
                                                             ----------------          ----------------

Cash flows from financing activities:
  Net increase in deposits                                     26,148                    76,477
  Net increase in short-term borrowings                         3,248                    25,422
  Repayment of long-term debt                                     (46)                     (64)
  Proceeds from exercise of stock options                       1,953                     2,885
  Proceeds from sale of treasury stock                          1,904                     1,923
  Purchase of treasury stock                                   (5,199)                   (3,991)
  Dividends paid                                              (11,587)                  (10,688)
                                                            ----------------          ----------------
    Net cash provided by financing activities                  16,421                    91,964

                                                            ----------------          ----------------
Net increase/(decrease) in cash and cash equivalents          (16,762)                  121,114

Cash and cash equivalents at beginning of period              606,082                   398,573

                                                            ----------------          ----------------
Cash and cash equivalents at end of period                    589,320                   519,687

                                                             ================          ================

See accompanying notes to consolidated interim financial statements.
(Continued)











                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (dollars in thousands)



SUPPLEMENTAL INFORMATION:
THREE MONTHS ENDED March 31,                      2003                      2002
                                      ----------------          ----------------


 Interest paid                                   11,916                  15,217

 Income taxes paid
                                                    ---                      788
 Increase/(decrease) in dividends payable
                                                   (487)                     115
 Change in unrealized (gain)/loss on securities
   available for sale-gross of deferred taxes     6,159                    (874)

 Change in deferred tax effect on unrealized
   gain/(loss)on securities available for sale   (2,755)                     235







































See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2002 Annual Report to Shareholders on Form 10-K.

2.      Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2002 and 2001 follows:


                                                                        Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended
  March 31, 2003:

  Basic EPS:
     Net income available to
     Common shareholders                                       $13,192                     74,248              $0.178

  Effect of Dilutive Securities:
     Stock options                                              ------                        937             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $13,192                     75,185              $0.175
                                                      ================= ========================== ===================



  For quarter ended March 31, 2002:

  Basic EPS:
     Net income available to
     Common shareholders                                       $12,368                     71,779              $0.172

  Effect of Dilutive Securities:
     Stock options                                             -------                      2,509             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $12,368                     74,288              $0.166
                                                      ================= ========================== ===================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

3.       Stock Option Plans
The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended March 31, 2003 and 2002 would have been as follows:

(dollars in thousands except per share data)

                                               2003                      2002
                                                 ------------------------
  Net income:
      As reported                           $13,192                      12,368
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                          (231)                       (302)
                                                 --------------------------
      Pro forma net income                  $12,961                       12,066
                                             ======                       ======
 Earnings per share:
      Basic - as reported                    $ .178                         .172
      Basic - pro forma                        .175                         .168

      Diluted - as reported                    .175                         .166
      Diluted - pro forma                      .172                         .162


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. No options were granted in the first quarter of 2003. The estimated fair value of options granted in 2002 was as follows:

                                    Employees'                    Directors'
                                          Plan                       Plan

                                         $1.730                      1.680

The following assumptions were utilized in the calculation of the fair value of the 2002 options under Statement 123:

                                    Employees'                      Directors'
                                       Plan                           Plan

Expected dividend yield:               4.45%                          4.45

Risk-free interest rate:               4.10                           3.79

Expected volatility rate:             21.75                          22.41

Expected lives                      7.5 years                         6.0 years


4.      Comprehensive Income
Comprehensive income includes the reported net income of a company adjusted for items that are accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items, minimum pension liability adjustments, and certain derivative gains and losses. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the after-tax net unrealized gains or losses on securities available for sale as of the balance sheet dates.

Comprehensive income for the three month periods ended March 31, 2003 and 2002 was $9,787,000 and $13,007,000, respectively.

The following summarizes the components of other comprehensive income/(loss):



 Unrealized gains/(losses) on securities:                                  (dollars in thousands)
  holding losses arising during the three months ended March 31, 2003, net of
  tax (pre-tax loss of $3,063).                                                     (1,548)

  Less reclassification adjustment for net gain realized in net income during
  the three months ended March 31, 2003, net of tax (pre-tax gain of $3,096).        1,857

                                                                                  --------------
  Other comprehensive loss - three months ended March 31, 2003$                     (3,405)

                                                                                  ==============



Unrealized net holding gains arising during the three months ended March 31,
  2002, net of tax (pre-tax gain of $2,742).
                                                                                     $ 1,759
  Less reclassification adjustment for net gain realized in net income during the three months ended March 31, 2002 net of tax
  (pre-tax gain of $1,868).                                                            1,120
                                                                                  --------------

  Other comprehensive income - three months ended March 31, 2002
                                                                                       $ 639
                                                                                  ==============





5. Impact of Changes in  Accounting  Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and was adopted by the Company on January 1, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

6.       Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $2.2 million at March 31, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2003 was insignificant.

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
April 10, 2003

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                 March 31, 2003

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2003, with comparisons to 2002 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2002 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2003 and 2002.

Overview
TrustCo recorded net income of $13.2 million, or $0.175 of diluted earnings per share for the three months ended March 31, 2003, as compared to net income of $12.4 million or $0.166 of diluted earnings per share in the same period in 2002.

The primary factors accounting for the year to date increases were:

-Increase in average interest earning assets of $60.4 million to $2.57 billion in 2003 as compared to $2.51 billion in 2002,

-Reduction in the provision for loan losses from $520 thousand in 2002 to $300 thousand in 2003, and

-Increases in noninterest income from $6.8 million to $7.9 million in 2003, primarily due to an increase in the net gains on securities transactions.


These positive factors affecting net income were partially offset by:

-Decrease in net interest margin from 4.07% in 2002 to 3.96% in 2003, and

-Increase in noninterest expense from $12.4 million in 2002 to $12.7 million in 2003.

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

The following Management's Discussion and Analysis for the first quarter of 2003 compared to the comparable period in 2002 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2002 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2002 compared to 2001. Most of the same market factors discussed in the 2002 Annual Report also had a significant impact on the first quarter 2003 results.

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

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 1.75% at the beginning of 2002 and had decreased by 50 bp to 1.25% by the end of 2002. In 2003 the federal funds rate was consistent from the beginning of the year and throughout the quarter at 1.25%. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 4.75% at the beginning of 2002 and had also decreased by 50 bp to 4.25% by the end of 2002. The prime rate has remained at 4.25% for the first quarter of 2003.

Earning Assets
Total average interest earning assets increased to $2.57 billion in 2003 from $2.51 billion in 2002 with an average yield of 6.51% in 2002 and 5.81% in 2003. Income on average earning assets decreased by $3.5 million during this same time-period from $40.9 million in 2002 to $37.3 million in 2003. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets offset by the increase in average balances.

Loans
The average balance of loans was $1.38 billion in 2003 and $1.54 billion in 2002. The yield on loans decreased from 7.49% in 2002 to 7.12% in 2003. The combination of the lower average balances and the lower rates resulted in a decrease in the interest income on loans by $4.1 million.

During the first quarter of 2003 the balance of the loan portfolio decreased primarily as a result of residential mortgages, though decreases were also noted in the commercial and installment loan areas. The average balance of residential mortgage loans was $1.19 billion in 2002 compared to $1.03 billion in 2003, a decrease of 13.4%. The average yield on residential mortgage loans decreased by 23 basis points in 2003 compared to 2002. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. Though interest rates on the residential mortgage loan products decreased during this time period they did not decrease as much as the reduction in the target federal funds rate or the prime rate. Also during this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include extremely low closing costs, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in portfolio.

The decrease in the residential mortgage loan portfolio is the result of loan refinancing to other institutions by customers. This occurs in all the categories of the loan portfolio but primarily in the residential real estate loan area. The prepayment in the residential loan portfolio reflects the effect of the historical lows in the 30-year mortgage loans market. As noted earlier, certain mortgage loan customers are attracted to TrustCo's loan products as a result of the low closing cost and lack of escrow. However, in light of the strategic decision by TrustCo to retain loans in the portfolio, its rates are somewhat higher than rates offered in the secondary market, contributing to the recent decline in the portfolio.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The rates earned in 2003 were 45 bp, and 61 bp, respectively, less than in the first three months of 2002.

Securities Available for Sale
Securities available for sale had an average balance of $649.0 million during the quarter ended March 31, 2003, as compared to $543.2 million in 2002. These balances earned an average yield of 6.83% in 2003 and 7.55% in 2002. This resulted in interest income on the securities available for sale of $11.1 million in 2003 and $10.3 million in 2002.

Within the portfolio of securities available for sale, there was an $88.3 million increase in the average balance of US Treasury and agency obligations from $161.2 million in the first quarter of 2002 to $249.5 million for the comparable period in 2003. The yield on this category of securities decreased from 7.34% in 2002 to 5.44% in 2003. Mortgage backed securities decreased by $16.8 million to $59.7 million for the first quarter of 2003, while the portfolio of state, county and municipal securities slightly increased. The portfolio of securities classified as other securities increased by $29.5 million as a result of increased investment in corporate bonds.

The increased balances of securities available for sale was in response to the historically low yield available in the federal funds marketplace, increased cash flow as a result of loan refinancing and deposit inflows. Though the new investment yields are lower than the yield earned on the existing securities portfolio, the new investments provide additional interest income and help to offset the loss of interest income from other areas.

Federal Funds Sold and Other Short-term Investments
The 2003 first quarter average balance of federal funds sold and other short-term investments was $540.6 million, $106.7 million more than the $433.9 million in 2002. The portfolio yield decreased to 1.26% in 2003, compared to 1.75% in 2002. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $222 thousand from $1.9 million in 2002 to $1.7 million in 2003.

The increase in federal funds sold and other short-term investments balances between the first quarter of 2002 and 2003 reflects a decision to hold additional funds in overnight deposits versus making additional longer-term investments in loans or securities available for sale. The decision to retain additional liquidity is a result of the relatively low interest rates in the market for such alternative investments while keeping the balances available for investment once rates change. The effect of this decision by TrustCo is to have significantly more funds invested in the federal funds sold and other short-term investments portfolio at significantly lower interest rates during the first quarter of 2003 with the expectation that opportunities for reinvestment at higher yields will be available later in 2003.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased to $2.10 billion during 2003, and the average rate paid decreased to 2.19% for 2003 from 2.99% for 2002. Total interest expense on these deposits decreased $2.9 million to $11.4 million.

Average short-term borrowings, primarily the Trustco Short-Term Investment Account, decreased by $90.8 million between the first quarter of 2002 and 2003. Total interest expense on this account decreased by $509 thousand in 2003, and the average rate paid decreased 50 basis points to 0.95%.

Demand deposit balances decreased by 8.5% during the period from the first quarter of 2002 to the first quarter of 2003. The average balance was $189.6 million in 2002, and $173.4 million in 2003.

Net Interest Income
Taxable equivalent net interest income decreased slightly to $25.6 million in 2003. The net interest spread remained almost the same at 3.70% in 2003 versus 3.69% in 2002. The net interest margin decreased by 11 basis points between 2002 and 2003.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of March 31, 2003.

Nonperforming loans: Total nonperforming loans were $5.5 million at March 31, 2003, a decrease from the $8.1 million of nonperforming loans at March 31, 2002. Nonaccrual loans were $1.3 million at March 31, 2003, a decrease from the $2.4 million at March 31, 2002. Restructured loans were $4.2 million at March 31, 2003 compared to $5.5 million at March 31, 2002.

Virtually all of the nonperforming loans at March 31, 2003 and 2002 are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. There has been a dramatic shifting of nonperforming loans to the residential real estate and retail consumer loan portfolio for several factors, including:

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

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

Total impaired loans at March 31 2003 of $4.0 million, consisted of restructured retail loans. During the first quarter of 2003, there were $5 thousand of commercial loan charge offs, $114 thousand of consumer loan charge offs and $2.1 million of residential mortgage loan charge offs as compared with $837 thousand of commercial loan charge offs, $148 thousand of consumer loan charge offs and $440 thousand of residential mortgage loan charge offs in the first quarter of 2002. Recoveries during the quarter were $372 thousand in 2003 and $341 thousand in 2002.

Real estate owned: Total real estate owned of $86 thousand at March 31, 2003 decreased by $217 thousand since March 31, 2002.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 2003, the allowance for loan losses was $51.0 million, which represents a decrease from the $56.6 million in the allowance at March 31, 2002. The allowance represents 3.71% of the loan portfolio as of March 31, 2002 compared to 3.79% at March 31, 2003. The provision charged to expense was $520 thousand in 2002 compared to $300 thousand for 2003.

In determining the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

`The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

`The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

`Changes in underwriting standards in the competitive environment that TrustCo operates in,

`Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

`The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

In the Company's primary market areas, consumer bankruptcies and defaults in general have risen significantly during the recent years. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.

Management continues to monitor these and other asset quality trends in the review of allowance adequacy.

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

Noninterest Income
Total noninterest income for the first quarter was $7.9 million, compared to $6.8 million in 2002. Included in the first quarter results are net securities gains of $3.1 million in 2003, and $1.9 million in 2002. Securities transactions were recognized during the quarter due to the significant amount of appreciation in the securities available for sale portfolio as interest rates in the overall market place have declined.

Trust department income decreased by $433 thousand to $1.40 million for the first quarter of 2003. The reduction in trust fee income is the result of market conditions that have negatively affected the underlying trust assets. Trust department assets under management were $860.6 million at March 31, 2003 compared to $1.19 billion at March 31, 2002.

Noninterest Expenses
Total noninterest expense increased from $12.4 million for the three months ended March 31, 2002 to $12.7 million for the three months ended March 31, 2003. Within the category of noninterest expense, salaries and employee benefits decreased by approximately $566 thousand due primarily to the retirement of the former chief executive officer. Benefit costs also decreased as a result of changes made to post retirement benefits, wherein retirees will assume increased levels of premium payment.

Net occupancy expense increased by $340 thousand as a result of additional cost for new branch operations and the increased cost of utilities in 2003 compared to 2002. Equipment expense increased by $508 thousand due to the additional branches and the write off of equipment and software no longer in use. Outsourced services increased from $160 thousand in the first quarter of 2002 to $1.3 million for the comparable period in 2003. These costs are for data processing, item processing, and back room bank and trust operations that were outsourced to a third party late in 2002.

Income Taxes
In both the first quarter of 2003 and 2002, TrustCo recognized income tax expense of $5.4 million. The effective tax rate for the first quarter of 2003 was 29.0% compared to 30.3% for the same period of 2002.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2003 was $232.2 million, a decrease from the $234.8 million at year-end 2002. TrustCo declared dividends of $0.150 in 2003 and 2002. These results represent a dividend payout ratio of 84.14% in 2003 and 87.36% in 2002.

The Company achieved the following ratios as of March 31, 2003 and 2002:


                                      March 31,               Minimum Regulatory
                                      2003           2002          Guidelines
                                    --------------------------------------------
        Tier 1 risk adjusted
                 capital              15.63%         13.36          4.00

        Total risk adjusted
                 capital              16.91          14.65          8.00


In addition, at March 31, 2003 and 2002, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.75% and 7.01%, respectively, compared to a minimum regulatory requirement of 4.00%.

Critical Accounting Policies:
Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2002 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                             STATISTICAL DISCLOSURE

                I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                INTEREST RATES AND INTEREST DIFFERENTIAL
The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis. The average balances of securities for sale is calculated using amortized costs for these securities.
Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $27.5 million in 2003 and $23.6 million in 2002. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                  First        2003             First      2002
                                Quarter                       Quarter
                               -------------- ------------ -------------- ------------------------------------
                                Average     Interest Average  Average  Interest Average Change in Variance Variance
                                Balance              Rate     Balance           Rate    Interest  Balance  Rate
(dollars in thousands)                                                                  Income/   Change   Change
                                                                                        Expense

Assets
Commercial loans                  201,548 $   3,785  7.53%  $  208,976   $4,156 7.98%    (371)   (144)   (227)
Residential mortgage loans      1,026,271     18,848 7.35%   1,185,714   22,482 7.58%  (3,634) (2,946)   (688)
Home equity lines of credit       142,262     1,479  4.22%     123,477    1,470 4.83%       9     829    (820)
Installment loans                  14,829       492 13.46%      18,828      635 13.67%   (143)   (133)    (10)
                               -----------    -------------   --------    -------------------------------------
Loans, net of unearned income   1,384,910     24,604 7.12%    1,536,995  28,743 7.49%   (4,139) (2,394) (1,745)

Securities available for sale:
U.S. Treasuries and agencies      249,485     3,391  5.44%    161,164     2,957 7.34%     434   4,458  (4,024)
Mortgage-backed securities         59,666       991  6.64%     76,461     1,373 7.18%    (382)   (285)    (97)
States and political              222,949     4,467  8.01%    218,206     4,337 7.95%     130      95      35
  subdivisions
Other                             116,921     2,228  7.63%     87,383     1,584 7.26%     644     559      85
                              -----------    -------------   --------    -------------------------------------
  Total securities available     649,021     11,077  6.83%    543,214    10,251 7.55%     826   4,827  (4,001)
for sale

Federal funds sold and other
  short-term investments          540,556     1,655  1.24%    433,879     1,877 1.75%    (222)  1,930  (2,152)
                               -----------    -------------   --------    -------------------------------------
  Total Interest earning        2,574,487     37,336 5.81%    2,514,088   40,8716.51%  (3,535)   4,363 (7,898)
assets                                       -------------               -------------------------------------
Allowance for loan losses        (52,682)                     (57,748)
Cash and non-interest earning    168,211                      174,804
assets                          -----------                    --------

  Total assets                  2,690,016                   $ 2,631,144
                                ===========                    ========

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking        319,117       511  0.65%  $ 294,142       770 1.06%   (259)    388    (647)
 Money market accounts            144,143       553  1.55%     85,835       445 2.10%    108     759    (651)
 Savings                          725,211     2,570  1.44%    669,842     3,253 1.97%   (683)   1,508 (2,191)
 Time deposits                    911,445     7,719  3.43%    888,655     9,819 4.48% (2,100)   1,632 (3,732)
                               -----------    ------------------------    -------------------------------------
 Total interest bearing        2,099,916     11,353 2.19%   1,938,474   14,287 2.99%  (2,934)   4,287 (7,221)
    deposits
Short-term borrowings             148,306       347  0.95%    239,065       856 1.45%    (509)   (266)   (243)
Long-term debt                        397         6  5.93%        582         9 5.95%      (3)     (3)    ---
                                 -----------    ------------------------    -------------------------------------
  Total interest bearing        2,248,619     11,706 2.11%    2,178,121  15,152 2.82%  (3,446)   4,018 (7,464)
    liabilities                    ------                      ------      -------------------------
Demand deposits                   173,400                     189,582
Other liabilities                  36,161                      53,966
Shareholders' equity              231,836                     209,475
                               -----------                    --------
  Total liab. & shareholders'   2,690,016                  $ 2,631,144
equity                          ===========                    ========

Net interest income                           25,630                     25,719          (89)     345   (434)
                                              ------                     ------       ------------------------
Net interest spread                                 3.70%                       3.69%
Net interest margin (net interest
Income to total interest earning assets)            3.96%                       4.07%

Tax equivalent adjustment                     1,935                      1,808
                                              ------                     ------
   Net interest income per book          $   23,695                   $ 23,911

                                             ======                     ======

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2002 the Company is subject to interest rate risk as it is principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months ended March 31, 2003 the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has increased from $433.9 million in 2002 to $540.6 million in 2003. These increases in federal funds sold and short term investments position the Company with added funds available for investment in the securities and loan portfolios if rates rise.


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














                                             TrustCo Bank Corp NY


  Date:  May 13, 2003                        By: /s/Robert T. Cushing
                                       -----------------------------------------
                                             Robert T. Cushing
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer

                      Certification Pursuant To Section 302
                        of The Sarbanes-Oxley Act of 2002

I, Robert T. Cushing, the principal executive officer and principal financial officer of TrustCo Bank Corp NY, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TrustCo Bank Corp NY;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fac necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the egistrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 13, 2003

     /s/ Robert T. Cushing
     ------------------

     Chief Executive Officer and
     Chief Financial Officer

                                 Exhibits Index


Reg S-K
Exhibit No.               Description                                 Page No.
--------------------------------------------------------------------------------
3(ii)a           Amended and Restated Bylaws of TrustCo Bank Corp NY     26

99.1             Certification Pursuant To 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 Of The Sarbanes-     37
                 Oxley Act of 2002

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

2.5 INSPECTORS AT MEETINGS. Two or more inspectors shall be appointed by the Board prior to each Annual Meeting of Shareholders, to serve at the meeting or any adjournment thereof. In case any person appointed fails to appear or act, the vacancy may be filled by appointment made by the Board in advance of the meeting or at the meeting by the person presiding thereat.


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

3.4 CHAIRMAN OF THE BOARD OF DIRECTORS. The Board shall designate one of their number as the Chairman. The Chairman shall, if present, preside at all meetings of shareholders and of the Board and may perform such other duties as from time to time may be assigned him by the Board. The Chairman shall be a member of such committees as the Board may from time to time determine.

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

4.1  [Reserved]

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

5.4 OTHER OFFICERS. All the other officers of the Corporation shall perform all duties incident to their respective offices, subject to the supervision and direction of the Board and the Chief Executive Officer, and shall perform such other duties as may from time to time be assigned them by the Board or by the Chief Executive Officer. The President and any Vice President may also, with the Secretary, sign and execute, in the name of the Corporation, deeds, mortgages, bonds, contracts and other instruments, subject to any restrictions imposed by the Bylaws, Board or applicable laws.


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

8.3 DISASTER. In the event of a state of emergency resulting from disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by the Directors and officers as contemplated by these Bylaws, any three or more available members of the Board of Directors shall be responsible for the full conduct and management of the affairs and business of the Corporation, notwithstanding any other provision of these Bylaws, and such directors shall further be empowered to exercise all powers reserved to any and all committees of the Board established pursuant to Article 4 of these Bylaws, until such time as the incumbent Board or a reconstituted Board is capable of assuming full conduct and management of such affairs and business.


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

I, Henry C. Collins, Secretary of TrustCo Bank Corp NY, Schenectady, New York, hereby certify that the foregoing is a complete, true and correct copy of the Amended and Restated Bylaws of TrustCo Bank Corp NY, and that the same are in full force and effect at this date.
                                                 By:/s/Henry C. Collins
                                          -------------------------------------
                                                       Secretary

                                                 May 13, 2003
                                          -------------------------------------
                                                          Date

                                                           Exhibit 99.1

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


         In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned's knowledge and belief:

                  1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and
                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                     /s/ Robert T. Cushing
                                             -----------------------------------
                                                     Robert T. Cushing
                                                     Chief Executive Officer and
                                                     Chief Financial Officer





May 13, 2003