Form 10-Q
period 2003-06-30
TRUSTCO BANK CORP N Y
filed 2003-08-13
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended                     Commission File Number 0-10592
     June 30, 2003
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


                                (Title of class)
                                     Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate by check mark whether the registrant is accelerated filer (as defined in Rule 12b - 2 of the Act). Yes.(x) No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares Outstanding
           Class of Common Stock                       as of August 4,2003
        ---------------------------                  ----------------------
               $1 Par Value                                  74,275,463

                              TrustCo Bank Corp NY

                                      INDEX


  Part I.      FINANCIAL INFORMATION                                  PAGE NO.
  Item 1.      Interim Financial Statements (Unaudited): Consolidated
               Statements of Income for the Three Months and Six            1
               Months Ended June 30, 2003 and 2002

               Consolidated Statements of Financial Condition as of         2
               June 30, 2003 and December 31, 2002

               Consolidated Statements of Cash Flows for the Six        3 - 4
               Months Ended  June 30, 2003 and 2002

               Notes to Consolidated Interim Financial Statements       5 - 9

               Independent Accountants' Review Report                      10

  Item 2.      Management's Discussion and Analysis                   11 - 24

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk  25

  Item 4.      Controls and Procedures
                                                                           25
  Part II.     OTHER INFORMATION
  Item 1.      Legal Proceedings - None
  Item 2.      Changes in Securities and use of Proceeds - None
  Item 3.      Defaults Upon Senior Securities --None
  Item 4.      Submissions of Matters to Vote of Security                  26
                     Holders - Annual Meeting
  Item 5.      Other Information - None
  Item 6.      Exhibits and Reports on Form 8-K                            27


                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)


                                                                                3 Months Ended                   6 Months Ended
                                                                                     June 30                          June 30
                                                                                2003       2002                2003            2002

   Interest and dividend income:
    Interest and fees on loans                                             $  22,722     28,275              47,308          56,995
    Interest on U. S. Treasuries and agencies                                  5,707      2,992               9,094           5,941
    Interest on states and political subdivisions                              2,950      2,973               5,918           5,901
    Interest on mortgage-backed securities                                     1,014      1,170               2,005           2,543
    Interest and dividends on other securities                                   870      1,264               2,684           2,480
    Interest on federal funds sold and other short term investments            1,482      2,278               3,137           4,155
                                                                    ---------------------------------------------------------------

       Total interest income                                                  34,745     38,952              70,146          78,015
                                                                    ---------------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                                 379        811                 890           1,581
       Savings                                                                 2,373      3,441               4,943           6,694
       Money market deposit accounts                                             508        651               1,061           1,096
       Time deposits                                                           6,822      9,356              14,541          19,175
    Interest on short-term borrowings                                            259        841                 606           1,697
    Interest on long-term debt                                                     5          7                  11              16
                                                                    ---------------------------------------------------------------

      Total interest expense                                                  10,346     15,107              22,052          30,259
                                                                    ---------------------------------------------------------------

      Net interest income                                                     24,399     23,845              48,094          47,756
   Provision for loan losses                                                     300        300                 600             820
                                                                    ---------------------------------------------------------------

      Net interest income after provision
       for loan losses                                                        24,099     23,545              47,494          46,936
                                                                    ---------------------------------------------------------------

   Noninterest income:
    Trust department income                                                    1,573           2,050          2,972           3,882
    Fees for other services to customers                                       2,936           2,793          5,556           5,235
    Net gain on securities transactions                                        2,234           1,904          5,330           3,772
    Other                                                                        765             988          1,500           1,599
                                                                    ---------------------------------------------------------------

     Total noninterest income                                                  7,508           7,735         15,358          14,488
                                                                    ---------------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                             5,066           5,467         10,314          11,281
    Net occupancy expense                                                      1,482           1,357          3,184           2,719
    Equipment expense                                                            688             813          1,914           1,531
    FDIC insurance expense                                                        95              90            188             180
    Professional services                                                        777           1,048          1,397           1,715
    Charitable contributions                                                     129           1,157            283           1,314
    Outsourced services                                                        1,850             845          3,100           1,005
    Other real estate expenses / (income)                                       (163)            (95)          (197)            (24)
    Other                                                                      2,655           3,035          5,065           6,389
                                                                    ---------------------------------------------------------------

     Total noninterest expenses                                               12,579          13,717         25,248          26,110
                                                                    ---------------------------------------------------------------


      Income before taxes                                                     19,028          17,563         37,604          35,314
   Applicable income taxes                                                     5,617           4,992         11,001          10,375
                                                                    ---------------------------------------------------------------

       Net income                                                  $          13,411          12,571         26,603          24,939
                                                                    ===============================================================

Net income per common share:

       - Basic                                                     $           0.180           0.174          0.358           0.347
                                                                    ===============================================================

       - Diluted                                                   $           0.178           0.169          0.354           0.335
                                                                    ===============================================================


See accompanying notes to consolidated interim financial statements.



                              TRUSTCO BANK CORP NY
           Consolidated Statements of Financial Condition (Unaudited)
                    (dollars in thousands, except share data)


                                                                                 6/30/03                           12/31/02
  ASSETS:
 Cash and due from banks                                                      $   55,927                             63,957

 Federal funds sold and other short term investments                             378,175                            542,125
                                                                               -----------------                  -----------------

   Total cash and cash equivalents                                               434,102                            606,082
                                                                               -----------------                  -----------------
 Securities available for sale:
  U. S. Treasuries and agencies                                                  592,056                            230,428
  States and political subdivisions                                              241,682                            235,495
  Mortgage-backed securities                                                      64,047                             52,591
  Other                                                                           66,375                            134,649
                                                                               -----------------                  -----------------

   Total securities available for sale                                           964,160                            653,163
                                                                               -----------------                  -----------------

 Loans:
  Commercial                                                                     201,727                            202,707
  Residential mortgage loans                                                     904,657                          1,063,375
  Home equity lines of credit                                                    155,332                            139,294
  Installment loans                                                               15,079                             17,465
                                                                               -----------------                 -----------------

   Total loans                                                                 1,276,795                          1,422,841
                                                                               -----------------                 -----------------
 Less:
  Allowance for loan losses                                                       49,528                             52,558
  Unearned income                                                                    462                                540
                                                                               -----------------                 -----------------

  Net loans                                                                    1,226,805                          1,369,743
                                                                               -----------------                 -----------------
 Bank premises and equipment                                                      19,372                             19,544
 Real estate owned                                                                    --                                 86
 Other assets                                                                     38,726                             47,470
                                                                               -----------------                 -----------------

    Total assets                                                    $          2,683,165                          2,696,088
                                                                              ==================                  =================

  LIABILITIES:

 Deposits:
  Demand                                                            $            194,642                            178,058
  Interest-bearing checking                                                      312,851                            338,740
  Savings accounts                                                               769,476                            715,349
  Money market deposit accounts                                                  145,010                            130,914
  Certificates of deposit (in denominations of
   $100,000 or more)                                                             151,907                            137,513
  Other time accounts                                                            761,696                            773,694
                                                                               -----------------                 -----------------

   Total deposits                                                              2,335,582                          2,274,268

 Short-term borrowings                                                            71,283                            141,231
 Long-term debt                                                                      334                                427
 Accrued expenses and other liabilities                                           41,538                             45,318
                                                                               ----------------                 -----------------

   Total liabilities                                                           2,448,737                          2,461,244
                                                                               ----------------                 -----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 80,010,274 and 79,107,851 shares issued at June 30, 2003
   and December 31, 2002, respectively                                            80,010                             79,108
 Surplus                                                                          95,524                             92,009
 Undivided profits                                                                73,923                             69,553
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale, net of tax               28,518                             27,277
 Treasury stock at cost - 5,889,974 and 4,930,300 shares at
   June 30, 2003 and December 31, 2002, respectively                             (43,547)                           (33,103)
                                                                               -----------------                 -----------------

   Total shareholders' equity                                                    234,428                            234,844
                                                                               -----------------                  -----------------

   Total liabilities and shareholders' equity                       $          2,683,165                          2,696,088
                                                                              ==================                  =================




 See accompanying notes to consolidated interim financial statements.





                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                                       2003                               2002
                                                                              --------                           --------
Cash flows from operating activities:
Net income..............................................             $        26,603                             24,939
                                                                             --------                           --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                      1,362                              1,030
  Gain on sales of fixed assets..........................                       ---                                (300)
  Provision for loan losses................................                      600                                820
  Loss on sale of securities available for sale..................              2,252                              1,349
  Gain on sale of securities available for sale..................             (7,582)                            (5,121)
  Deferred tax benefit..............................                            (835)                              (181)
  Decrease in taxes receivable...........................                      9,496                              9,761
  Increase in interest receivable...........................                  (1,448)                              (229)
  Decrease in interest payable...........................                       (530)                              (210)
 (Increase)/decrease in other assets.....................                      1,124                             (4,340)
  Increase/(decrease) in accrued expenses and other liabilities.....          (2,796)                             2,791
                                                                             --------                           --------
    Total adjustments....................................                      1,643                              5,370
                                                                             --------                           --------
Net cash provided by operating activities................                     28,246                             30,309
                                                                             --------                           --------
Cash flows from investing activities:

  Proceeds from sales and calls of securities available for sale..........   398,039                            163,759
  Purchase of securities available for sale...................              (704,548)                          (188,312)
  Proceeds from maturities and calls
   of securities available for sale......................                      2,366                             10,555
  Net decrease in loans..................................                    142,338                             34,594
  Proceeds from dispositions of real estate owned...                              86                                686
  Proceeds from sales of fixed assets....................                       ---                                 300

  Capital expenditures...................................                     (1,066)                            (1,797)
                                                                             --------                           --------
    Net cash provided by/(used in) investing activities................     (162,785)                            19,785
                                                                             --------                           --------
Cash flows from financing activities:

  Net increase in deposits...............................                     61,314                            139,672
  Increase/(decrease) in short-term borrowings........................       (69,948)                            19,667
  Repayment of long-term debt............................                        (93)                              (108)
  Proceeds from exercise of stock options................                      4,417                              3,958
  Proceeds from sale of treasury stock...................                      3,786                              3,860
  Purchase of treasury stock.............................                    (14,230)                            (6,880)
  Dividends paid.........................................                    (22,687)                           (21,493)
                                                                            --------                           --------
    Net cash (used in)/provided by financing activities................     (37,441)                           138,676
                                                                            --------                           --------
Net increase/(decrease) in cash and cash equivalents................       (171,980)                           188,770

Cash and cash equivalents at beginning of period............                606,082                            398,573
                                                                           --------                           --------
Cash and cash equivalents at end of period..............               $    434,102                            587,343
                                                                            ========                           ========

See accompanying notes to consolidated interim financial statements.



                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,                                                       2003                               2002
                                                                               --------                           --------

  Interest paid.........................................                 $    22,582                             30,469
  Income taxes paid......................................                      2,385                                789
  Transfer of loans to real estate owned.................                       ---                                 197
  Increase/(decrease) in dividends payable..........................            (454)                               141
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes............                     (1,524)                           (11,810)
  Change in deferred tax effect on unrealized gain
   on securities available for sale....................................          283                              4,671


See accompanying notes to consolidated interim financial statements.


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2002 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 2003 and 2002 follows:



  (In thousands,                                            Net          Weighted Average Shares        Per Share
  except per share data)                                   Income               Outstanding              Amounts
                                                      ----------------- -------------------------- -------------------
  For the three months ended June 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                         $13,411                     74,369              $0.180

  Effect of Dilutive Securities:
     Stock options.............................                 ------                        868             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $13,411                     75,237              $0.178
                                                      ================= ========================== ===================

  For six months ended June 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                         $26,603                     74,309              $0.358

  Effect of Dilutive Securities:
     Stock options.............................                -------                        901             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $26,603                     75,210              $0.354
                                                      ================= ========================== ===================
  There were 793,250 stock options which were antidilutive as of June 30, 2003 and were therefore excluded from the June 30, 2003 calculations.


                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the three months ended June 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                         $12,571                     72,152              $0.174

  Effect of Dilutive Securities:
     Stock options.............................                 ------                      2,303             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $12,571                     74,455              $0.169
                                                      ================= ========================== ===================

  For six months ended June 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                         $24,939                     71,967              $0.347

  Effect of Dilutive Securities:
     Stock options.............................                -------                      2,404             -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $24,939                     74,371              $0.335
                                                      ================= ========================== ===================
  There were no antidilutive stock options as of June 30, 2002.


3.      Comprehensive Income

Comprehensive income for the three month periods ended June 30, 2003 and 2002 was $18,057,000 and $19,072,000 respectively, and $27,844,000 and $32,079,000 for the six month periods ended June 30, 2003 and 2002, respectively. The following summarizes the components of other comprehensive income:

                                                                                         (dollars in thousands)
                                                                                      Three months ended June 30
                                                                                      2003                  2002
                                                                                 ----------------------------------
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $9,917 for 2003 and pre-tax gain of $12,840 for 2002)                             $5,997                 7,642


  Less reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gain of $2,234 for
  2003 and pre-tax gain of $1,904 for 2002)                                          1,351                 1,141

                                                                                 ---------------------------------


  Other comprehensive income                                                        $4,646                 6,501
                                                                                 ====================================

                                                                                         (dollars in thousands)
                                                                                        Six months ended June 30
                                                                                        2003                2002
                                                                                 ------------------------------------
  Unrealized holding gains arising during period, net of tax (pre-tax gain of
  $6,854 for 2003 and pre-tax gain of $15,582 for
  2002)                                                                             $4,436                 9,401

  Less reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gain of $5,330 for
  2003 and pre-tax gain of $3,772 for 2002)                                          3,195                 2,261
                                                                                 ------------------------------------


  Other comprehensive income                                                        $1,241                 7,140
                                                                                 ====================================

4.       Stock Option Plans

The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended June 30, 2003 and 2002 would have been as follows:

(dollars in thousands except per share data)

                                                Three Months Ended                           Six Months Ended
                                                     June 30,                                    June 30,
                                               2003          2002                           2003              2002
                                              --------------------                          ----------------------
  Net income:
      As reported                           $13,411           12,571                      $26,603             24,939
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                          (231)            (302)                        (463)              (604)
                                            --------------------------                    ------------------------------
      Pro forma net income                  $13,180           12,269                      $26,140             24,335
                                            ---------------------------                   ------------------------------
                                            ---------------------------                   ------------------------------
 Earnings per share:
      Basic - as reported                    $ .180             .174                         .358               .347
      Basic - pro forma                        .177             .170                         .352               .338

      Diluted - as reported                    .178             .169                         .354               .335
      Diluted - pro forma                      .175             .165                         .348               .327


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. No options were granted in the first six months of 2003. The estimated fair values of options granted in 2002 was as follows:

                     Employees'                      Directors'
                        Plan                            Plan

                      $1.730                           1.680

The following assumptions were utilized in the calculation of the fair value of the 2002 options under Statement 123:


                                       Employees'                   Directors'
                                          Plan                         Plan

Expected dividend yield:                  4.45%                        4.45%

Risk-free interest rate:                  4.10                         3.79

Expected volatility rate:                21.75                        22.41

Expected lives                           7.5 years                  6.0 years




5.       Impact of Changes in Accounting Standards

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

6.       Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $2.2 million at June 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2003 was insignificant.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of income for the three month and six month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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



/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
July 11, 2003

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 2003

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2003, with comparisons to 2002 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2002 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Overview
TrustCo recorded net income of $13.4 million, or $0.178 of diluted earnings per share for the three months ended June 30, 2003, as compared to net income of $12.6 million or $0.169 of diluted earnings per share in the same period in 2002. For the six month period ended June 30, 2003, TrustCo recorded net income of $26.6 million, or $0.354 of diluted earnings per share, as compared to $24.9 million, or $0.335 of diluted earnings per share for the comparable period in 2002.

The primary factors accounting for the year to date increases are:

- A $35.0 million increase in the average balance of interest earning assets from $2.56 billion at June 30, 2002 to $2.60 billion at June 30, 2003,

- A reduction in the provision for loan losses from $820 thousand in 2002 to $600 thousand in 2003,

- An increase in total noninterest income from $14.5 million in 2002 to $15.4 million in 2003. Within this category net securities transactions were $3.8 million of gains in 2002 compared to $5.3 million in 2003, and

- A reduction in total non-interest expense from $26.1 million for the six months ended June 30, 2002 to $25.2 million for the comparable period in 2003.

Partially offsetting these year to date positive factors was a decrease in net interest margin from 4.00% in 2002 to 3.98% in 2003 and a decrease of $9.5 million in average demand deposit accounts from $190.3 million in 2002 to $180.7 million in 2003.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2003 and 2002.

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

The following Management's Discussion and Analysis for the second quarter and first six months of 2003 compared to the comparable periods in 2002 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2002 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2002 compared to 2001. Most of the same market factors discussed in the 2002 Annual Report also had a significant impact on 2003 results.

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

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 1.75% at the beginning of 2002 and had decreased by 50bp to 1.25% by the end of 2002 . In 2003 the federal funds rate was reduced another 25bp to 1.00% during the second quarter. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 4.75% at the beginning of 2002 and had decreased 50bp to 4.25% by the end of 2002. Similar to the change in 2003 for the federal funds rate, the prime rate was reduced to 4.00% in the second quarter of 2003.

Earning Assets
Total average interest earning assets increased from $2.61 billion for the second quarter of 2002 to $2.62 billion in 2003 with an average yield of 6.26% in 2002 and 5.58% in 2003. Income on earning assets decreased during this same time-period from $40.8 million in 2002 to $36.5 million in 2003.

For the six month period ended June 30, 2003, the average balance of interest earning assets was $2.60 billion, an increase of $35.0 million from the comparable period in 2002 of $2.56 billion. The average yield on interest earning assets was 6.39% for 2002, compared to 5.70% in 2003. The increase in the average balance of earning assets was more than offset by the decrease in the yield earned on these assets, thereby resulting in a reduction in interest income of $7.8 million to $73.8 million for the six months of 2003, compared to $81.6 million for the six months of 2002.

Loans
The average balance of loans for the second quarter was $1.31 billion in 2003 and $1.53 billion in 2002. The yield on loans decreased from 7.42% in 2002 to 6.96% in 2003. The combination of the lower average balances and the lower rates resulted in a decrease in the interest income on loans by $5.6 million.

For the six-month period ended June 30, 2003, the average balance in the loan portfolio was $1.35 billion compared to $1.53 billion for the comparable period in 2002. The average yield decreased from 7.46% in 2002 to 7.04% in 2003. The decrease in the average balance of loans outstanding and the impact of the decrease in the yield resulted in total interest income of $57.0 million in 2002 compared to $47.3 million in 2003.

During the second quarter and first half of 2003 the balance of the loan portfolio decreased primarily as a result of residential mortgages, though decreases were also noted in other loan areas. The average balance of residential mortgage loans for the first half of 2002 was $1.18 billion compared to $982.7 million in 2003, a decrease of 16.8%. The average yield on residential mortgage loans decreased by 26 basis points compared to 2002. The average balance of residential mortgage loans for the second quarter of 2003 was $939.5 million compared to $1.18 billion for the comparable period in 2002. The average yield decreased to 7.26% for the second quarter of 2003 compared to 7.54% for 2002. TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including, the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. During this time TrustCo aggressively marketed the unique features of its loan products thereby differentiating itself from other lenders. These differences include extremely low closing costs, quick turnaround on credit decisions, no required escrow payments or private mortgage insurance and the fact that the loans are held in portfolio.

The decrease in the residential mortgage loan portfolio is the result of loan refinancing to other institutions by customers. This occurred in all the categories of the loan portfolio but primarily in the residential real estate loan area. The prepayment in the residential loan portfolio reflects the effect of the historically low interest rates experienced recently in the 30-year mortgage loans market. As noted earlier, certain mortgage loan customers are attracted to TrustCo's loan products as a result of the low closing costs and lack of escrow requirements. However, in light of the strategic decision by TrustCo to retain loans in the portfolio, its rates are somewhat higher than rates offered by lenders that sell loans in the secondary market, contributing to the recent decline in the portfolio balance.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The average yield earned on these loan types in 2003 were 57 bp and 62 bp, respectively less than the average yields earned in the first six months of 2002.

The average balance of home equity lines of credit increased to $150.9 million in the second quarter of 2003 compared to $126.7 million in the comparable period in 2002. The average yield during this time period was 4.10% in 2003 and 4.74% in 2002. The six month results reflected these same trends with an average balance in 2003 of $146.6 million and $125.1 million in 2002. The average yield for the six months of 2003 was 4.16% and 4.78% for 2002. The increase in the average balance of home equity lines of credit reflect consumers desire to obtain the lowest cost financing vehicles available. Trustco's home equity line of credit is at the prime rate during an introductory period and then floats with prime over the life of the line. Closing costs are waived for consumers so long as the line remains active and utilized for a set period of time.

Securities Available for Sale
During the second quarter of 2003, the average balance of securities available for sale was $832.5 million with a yield of 5.89%, compared to $566.3 million for the second quarter of 2002 with a yield of 7.20%. The combination of the increase in average balance offset by the decrease in the yields caused an increase in interest income on securities available for sale of approximately $2.1 million between the second quarter of 2003 and 2002.

The six-month results reflect the same principal trends noted for the second quarter. The total average balance of securities available for sale during the six months of 2003 was $741.3 million with an average yield of 6.30% compared to an average balance for 2002 of $554.8 million with a yield of 7.37%.

The securities available for sale portfolio balance fluctuates because this portfolio is used to help fund or retain funding for the loan and deposit portfolios. Funding for loan growth either comes from new sources of deposits/borrowings or through the reallocation of existing assets.

During 2003 management decided to invest some of the additional cash flows coming from the loan portfolio refinancings and deposit increases into the securities available for sale portfolio so as to provide interest income and as a means of utilizing these funds other than in overnight investments. The securities purchased during this time period have been primarily federal agency bonds and municipal securities consistent with the Company's past practices. While this strategy provides the Company with additional interest income over the federal funds rate, it does subject these assets to a greater degree of interest rate risk. Subsequent to the end of the second quarter of 2003, overall general interest rates have increased as speculation continues as to the direction and intensity of the national economic recovery. These general market interest rate changes impact the market value of the securities available for sale portfolio thereby creating a reduction in the overall portfolio's unrealized gain position and lowering the Company's accumulated other comprehensive income (a component of shareholders' equity).

Federal Funds Sold and Other Short-Term Investments
During the second quarter of 2003, the average balance of federal funds sold and other short-term investments was $475.5 million with a yield of 1.25%, compared to the average balance for the three month period ended June 30, 2002 of $512.9 million with an average yield of 1.78%. The $37.4 million decrease in the average balance, combined with the 53 basis points decrease in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $1.5 million for 2003 compared to $2.3 million for 2002.

During the six-month period ended June 30, 2003, the average balance of federal funds sold and other short-term investments was $507.8 million with a yield of 1.25% compared to an average balance of $473.6 million in 2002 with an average yield of 1.77%.

The increase in average federal funds balances and other short-term investments between the first half of 2002 and 2003 reflects a decision to hold funds in overnight deposits versus making longer-term investments in loans or securities available for sale. The decision to retain additional liquidity in the form of federal fund balances and other short-term investments is a result of the relatively low interest rates in the market for such alternative investments while keeping the balances available for investment once rates change. The effect of this decision by TrustCo is to have significantly more funds invested in the federal funds portfolio at significantly lower interest rates during 2003 with expectation that opportunities for reinvestment at higher levels will be available later in 2003. During the second quarter of 2003 the average balance of federal funds sold and other short-term investments decreased as a result of investments made in the securities available for sale portfolios and funding for the outflow in short-term borrowings. As noted in the discussion of securities available for sale, general market interest rates have increased since June 30, 2003 and therefore provide the opportunity for further reinvestment of the available funds.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the quarter, total interest bearing liabilities were $2.26 billion for both 2003 and 2002. The rate paid on total interest bearing liabilities was 2.68% for the second quarter of 2002 and 1.84% for 2003. Total interest expense for the second quarter decreased approximately $4.8 million to $10.3 million for 2003 compared to $15.1 million for 2002.

Similar changes in interest bearing liabilities were noted for the six-month period as was discussed for the quarter. Total interest bearing liabilities were $2.25 billion for the six-month periods ended June 30, 2003 and $2.22 billion for 2002. The rate paid on total interest bearing liabilities was 2.75% for 2002 and 1.97% for 2003 and total interest expense was $30.3 million in 2002 and $22.1 million in 2003.

Demand deposit balances decreased $3.0 million during the second quarter of 2003 compared to the second quarter of 2002. Demand deposits averaged $190.9 million in 2002 and $188.0 million in 2003. On a year to date basis, demand deposits were $190.3 million in 2002 compared to $180.7 million in 2003.

Interest bearing deposit balances have increased from $1.98 billion for the first six months of 2002 to $2.12 billion for 2003. Each of the deposit categories has also increased with the most notable being the increase in the average balance of savings accounts which averaged $743.2 million in 2003 and $685.4 million in 2002. TrustCo has experienced a deposit inflow primarily as a result of customers moving funds back into the banking system from the stock and bond market and from TrustCo's new branch openings.

Short-term borrowings for the quarter were $124.4 million in 2003 compared to $244.6 million in 2002. The average cost decreased during this time period from 1.38% to 0.83% for the second quarter of 2003. The largest component of short-term borrowing is the Trustco Short Term Investments Account, which is available only to Trustco Trust Department customers. The balances in this account are a result of trust customers temporarily investing their funds in money market type instruments while waiting for some stability in the equity and bond markets. During the later part of the second quarter of 2003 management decided to have the Trust Department move the funds in the Trustco Short-Term Investment Account to a third party money market fund. For the second quarter of 2003 the Trustco Short-Term Investment Account had an average balance of $55.9 million. Historically, the Bank invested the funds received from this account in overnight investments and paid a money market rate tied to independent third party money market funds. Consequently the net spread (the difference between the yield earned on the investments and paid on the account) and, accordingly, the income generated was very low. In an offset to support the net interest margin, these assets and liabilities were liquidated and disposed off.

Net Interest Income
Taxable equivalent net interest income increased to $26.1 million for the second quarter of 2003. The net interest spread increased 16 basis points between 2002 and 2003 and the net interest margin increased by 6 basis points.

Net interest income for the first six months of 2003 was $51.8 million, an increase of approximately $382 thousand over the $51.4 million for the first six months of 2002. Net interest spread increased 9 basis points to 3.73% and net interest margin decreased 2 basis points to 3.98% for the six-month period ended June 30, 2003, compared to the six-month period ended June 30, 2002.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more, and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized, as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 2003.

Nonperforming loans: Total nonperforming loans were $3.9 million at June 30, 2003, a decrease from the $6.5 million of nonperforming loans at June 30, 2002. There were no nonaccrual loans at June 30, 2003 down from the $916 thousand at June 30, 2002. Restructured loans were $5.5 million at June 30, 2002 compared to $3.9 million at June 30, 2003. There were no loans past due three payments or more and still accruing interest at June 30, 2003 and there were $151 thousand at June 30, 2002.

All of the $3.9 million of nonperforming loans as of June 30, 2003 are restructured residential real estate or retail consumer loans. During the 1990's the majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of Trustco's problem loans and charge-offs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

- The overall emphasis within TrustCo for residential real estate originations, ` The relatively weak economic environment in the upstate New York territory, and
- The reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at June 30, 2003 of $3.7 million, consisted of restructured residential loans. During the first six months of 2003, there have been $134 thousand of commercial loan charge offs, $290 thousand of consumer loan charge offs and $5.33 million of mortgage loan charge offs as compared with $837 thousand of commercial loan charge offs, $288 thousand of consumer loan charge offs and $2.11 million of mortgage loan charge offs in the first six months of 2002. Recoveries during the first six-month periods have been $2.03 million in 2003 and $1.17 million in 2002.

Real estate owned: There was no real estate owned as of June 30, 2003 and $268 thousand at June 30, 2002.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 2003, the allowance for loan losses was $49.5 million, which represents a decrease from the $52.6 million in the allowance at December 31, 2002. The allowance represents 3.88% of the loan portfolio as of June 30, 2003 compared to 3.68% at June 30, 2002. The provision charged to expense was $300 thousand for the second quarter of 2003 and 2002. For the six-month periods, the provision charged to expense was $820 thousand for 2002 and $600 thousand for 2003.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

- The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

- The change in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

- Changes in underwriting standards in the competitive environment in which TrustCo operates,

- Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

- The relatively weak economic environment in the upstate New York territory combined with declining real estate prices in many of the communities Trustco serves.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 2003 was $7.5 million, a decrease of $227 thousand from the comparable period in 2002. During the 2003 period, the Company recorded net securities gains of $2.2 million compared to $1.9 million for the comparable period in 2002. Excluding these securities transactions, noninterest income decreased from $5.8 million in the second quarter of 2002 to $5.3 million for the comparable period in 2003.

Total noninterest income was $15.4 million for six months of 2003 compared to $14.5 million for 2002. Excluding net securities gains of $5.3 million and $3.8 million, the balances for 2003 and 2002 would have been $10.0 million and $10.7 million respectively.

Net securities transactions have been significant for both the six-month and quarterly results in 2003 and 2002. The level of these transactions reflects management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2003. Management also has begun liquidating certain of the equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies.

Trust department income decreased by $477 thousand to $1.6 million for the second quarter of 2003. The reduction in trust fee income is the result of market conditions that have negatively affected the underlying trust assets. Trust department assets under management were $916 million at June 30, 2003 compared to $1.07 billion at June 30, 2002.

Noninterest Expenses
Total noninterest expense for the second quarter of 2003 and 2002 was $12.6 million and $13.7 million respectively. For the six-months ended June 30, 2003 and 2002, total noninterest expense was $25.2 million and $26.1 million respectively.

Salaries and employee benefits cost decreased from $5.5 million for the second quarter of 2002 to $5.1 million for the comparable period in 2003. The reduction in salaries and employee benefits is the result of the reduction in salary due to the retirement of the former Chief Executive Officer.

Benefit costs also decreased as a result of changes made to post retirement benefits wherein retirees will assume increased levels of premium payment.

Similar reductions in salaries and benefits were also noted for the six month period ended June 30, 2003 compared to 2002. Total salaries and employee benefits were $10.3 million for 2003 and $11.3 million for 2002.

Net occupancy expense increased $125 thousand for the second quarter of 2003 compared to 2002 due primarily to the new branch operations and the cost of utilities.

Equipment expense decreased approximately $125 thousand during the second quarter of 2003 compared to 2002 as a result of reduced computer expense due to contracts not being renewed in 2003 as a result of the data processing conversion. On a year to date basis equipment expense increased by $383 thousand to $1.9 million due to additional branches and the write-off of equipment and software no longer utilized.

Professional service expenses for the second quarter of 2003 were $777 thousand, a decrease of $271 thousand from the comparable period in 2002. On a year to date basis, professional service expenses were $1.4 million in 2003 compared to $1.7 million in 2002. Included in the 2002 expense accounts were additional fees paid for computer consultants to assist in the conversion. Those expenses were not incurred in 2003.

Charitable contributions expense is down approximately $1.0 million as a result of an additional contribution made in the second quarter of 2002 in recognition of the 100 year anniversary of the Company. This additional contribution was made in the form of a donation of appreciated stock to assist in funding the operating cost of a not-for-profit activity located in the Capital District region.

Outsourced services increased from $845 thousand in the second quarter of 2002 to $1.9 million for the second quarter of 2003. On a year to date basis outsourced services were $3.1 million in 2003 compared to $1.0 million in 2002. These costs are for data processing, item processing and certain back room operations that were transferred to a third party vendor in the fourth quarter of 2002.

Income Taxes
In the second quarter of 2003 and 2002, TrustCo recognized income tax expense of $5.6 million and $5.0 million respectively. This resulted in an effective tax rate of 29.5% for 2003 and 28.4% for 2002. For the six-months of 2003, total income tax expense was $11.0 million compared to $10.4 million for 2002.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at June 30, 2003 was $234.4 million, a decrease of $416 thousand from the year-end of 2002 balance of $234.8 million. The change in the shareholders' equity between year-end 2002 and June 30, 2003 primarily reflects the net income retained by TrustCo, the proceeds from shares issued upon the exercise of stock options, a $1.2 million increase in accumulated other comprehensive income, less approximately $10.4 million increase in the amount of treasury stock.

TrustCo declared dividends of $0.300 per share during the first six-months of 2003 and 2002. These resulted in a dividend payout ratio of 83.6% in 2003 and 86.8% in 2002. The Company achieved the following capital ratios as of June 30, 2003 and 2002.


                                            June 30,        Minimum Regulatory
                                        2003        2002          Guidelines
                                        ---------------------------------------
        Tier 1 risk adjusted
                 capital               16.33%       13.52             4.00

        Total risk adjusted
                 capital               17.62        14.81             8.00


In addition, at June 30, 2003 and 2002, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.76% and 6.92%, respectively compared to a minimum regulatory guideline of 4.00%.

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


TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I.DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $26.8 million in 2003 and $24.7 million in 2002.The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                   Second Quarter            Second Quarter
                                                        2003                     2002
                                        ------------------------------  ----------------------  ------------------------------
                                           Average            Average   Average        Average  Change in   Variance  Variance
(dollars in thousands)                     Balance  Interest     Rate   Balance Interest  Rate  Interest    Balance     Rate
                                                                                                Income/     Change     Change
               Assets                                                                           Expense
Commercial loans......................$   202,690  $   3,693     7.29%  $205,970  $4,106  7.98%   (413)       (65)       (348)
Residential mortgage loans.............   939,518     17,041     7.26% 1,175,879  22,172  7.54% (5,131)    (4,314)       (817)
Home equity lines of credit ...........   150,925      1,540     4.10%   126,677   1,498  4.74%     42        987        (945)
Installment loans......................    14,220        461    13.04%    17,797     529 11.92%    (68)      (314)        246
                                        ------------------------------   ----------------------  -------------------------------
Loans, net of unearned income.......... 1,307,353     22,735     6.96% 1,526,323  28,305  7.42% (5,570)    (3,706)     (1,864)

Securities available for sale:
 U.S. Treasuries and agencies..........   479,208      5,707     4.76%   181,866   2,997  6.59%  2,710      8,000      (5,290)
 Mortgage-backed securities............    67,223      1,014     6.03%    64,514   1,170  7.25%   (156)       284        (440)
 States and political subdivisions.....   222,340      4,440     7.99%   222,476   4,404  7.92%     36        (18)         54
 Other ................................    63,745      1,107     6.95%    97,485   1,619  6.65%   (512)      (971)        459
                                        ------------------------------  ----------------------   --------------------------------
   Total securities available for sale.   832,516     12,268     5.89%   566,341  10,190  7.20%  2,078      7,295      (5,217)

Federal funds sold and
 other short-term investments...........  475,475      1,482     1.25%   512,897   2,281  1.78%   (799)     (157)        (642)
                                        ------------------------------  ----------------------   ---------------------------------
  Total Interest earning assets........ 2,615,344     36,485     5.58% 2,605,561  40,776  6.26% (4,291)    3,432       (7,723)
                                        -----------------------------  -----------------------  ----------------------------------
Allowance for loan losses..............  (52,336)                        (57,389)
Cash and non-interest earning assets.... 153,158                         172,569
                                        ----------                     ----------
  Total assets........................$2,716,166                      $2,720,741
                                        ==========                     ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$  313,820      $ 379     0.48%   $304,473   $ 811  1.07%   (432)      166          (598)
   Money market accounts...............  148,607        508     1.37%    123,761     651  2.11%   (143)      614          (757)
   Savings.............................  761,004      2,373     1.25%    700,768   3,441  1.97% (1,068)    1,718        (2,786)
   Time deposits.......................  911,604      6,822     3.00%    885,133   9,356  4.24% (2,534)    1,800        (4,334)
                                        -----------------------------   ----------------------  ---------------------------------
  Total interest bearing deposits..... 2,135,035     10,082     1.89%  2,014,135  14,259  2.84% (4,177)    4,298        (8,475)
Short-term borrowings..................  124,418        259     0.83%    244,557     841  1.38%   (582)     (322)         (260)
Long-term debt.........................      350          5     5.84%        531       7  5.67%     (2)       (4)            2
                                        -----------------------------   ----------------------   ---------------------------------
 Total interest bearing liabilities... 2,259,803     10,346     1.84%  2,259,223  15,107  2.68% (4,761)    3,972        (8,733)
Demand deposits........................  187,977                         190,949
Other liabilities......................   36,616                          56,670
Shareholders' equity...................  231,770                         213,899
                                         ----------                    ----------
  Total liab. & shareholders' equity..$2,716,166                      $2,720,741
                                         ==========                    ==========
Net interest income....................              26,139                       25,669           470      (540)        1,010
                                                    ---------                    --------          --------------------------------
Net interest spread....................                         3.74%                     3.58%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         4.00%                     3.94%

Tax equivalent adjustment                             1,740                        1,824
                                                     --------                    --------
   Net interest income per book........         $    24,399                    $  23,845
                                                     ========                    ========



TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I.DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Non-accrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $27.2 million in 2003 and $24.1 million in 2002.The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                   Six Months                Six Months
                                                        2003                     2002
                                        ------------------------------  ----------------------  ------------------------------
                                           Average            Average   Average        Average  Change in   Variance  Variance
(dollars in thousands)                     Balance  Interest     Rate   Balance Interest  Rate  Interest    Balance     Rate
                                                                                                Income/     Change     Change
               Assets                                                                           Expense
Commercial loans......................$   202,121  $   7,479     7.41%  $207,465  $8,262  7.98%   (783)       (209)       (574)
Residential mortgage loans.............   982,656     35,889     7.30% 1,180,769  44,654  7.56% (8,765)     (7,279)     (1,486)
Home equity lines of credit ...........   146,618      3,019     4.16%   125,086   2,967  4.78%     52         927        (875)
Installment loans......................    14,523        953    13.27%    18,310   1,164 12.82%   (211)       (316)        105
                                        ------------------------------   ----------------------  -------------------------------
Loans, net of unearned income.......... 1,345,918     47,340     7.04% 1,531,630  57,047  7.46% (9,707)     (6,877)     (2,830)

Securities available for sale:
 U.S. Treasuries and agencies..........   364,981      9,098     4.99%   171,572   5,954  6.94%  3,144       7,882      (4,738)
 Mortgage-backed securities............    63,465      2,005     6.32%    70,455   2,543  7.22%   (538)       (238)       (300)
 States and political subdivisions.....   222,643      8,907     8.00%   220,353   8,741  7.93%    166          91          75
 Other ................................    90,186      3,335     7.40%    92,462   3,203  6.93%    132        (196)        328
                                        ------------------------------  ----------------------   --------------------------------
   Total securities available for sale.   741,275     23,345     6.30%   554,842  20,441  7.37%  2,904       7,539      (4,635)

Federal funds sold and
 other short-term investments...........  507,836      3,137     1.25%   473,606   4,159  1.77% (1,022)        774      (1,796)
                                        ------------------------------  ----------------------   ---------------------------------
  Total Interest earning assets........ 2,595,029     73,822     5.70% 2,560,078  81,647  6.39% (7,825)      1,436      (9,261)
                                        -----------------------------  -----------------------  ----------------------------------
Allowance for loan losses..............  (52,508)                        (57,568)
Cash and non-interest earning assets.... 160,954                         173,680
                                        ----------                     ----------
  Total assets........................$2,703,475                      $2,676,190
                                        ==========                     ==========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$  316,454      $ 890     0.57%   $299,336  $1,581  1.06%   (691)      249          (940)
   Money market accounts...............  146,388      1,061     1.46%    104,903   1,096  2.11%    (35)      743          (778)
   Savings.............................  743,206      4,943     1.34%    685,391   6,694  1.97% (1,751)    1,435        (3,186)
   Time deposits.......................  911,526     14,541     3.22%    886,884  19,175  4.36% (4,634)    1,498        (6,132)
                                        -----------------------------   ----------------------  ---------------------------------
  Total interest bearing deposits..... 2,117,574     21,435     2.04%  1,976,514  28,546  2.91% (7,111)    3,925       (11,036)
Short-term borrowings..................  136,296        606     0.90%    241,826   1,697  1.42% (1,091)     (593)         (498)
Long-term debt.........................      373         11     5.89%        556      16  5.95%     (5)       (5)          ---
                                        -----------------------------   ----------------------   ---------------------------------
 Total interest bearing liabilities... 2,254,243     22,052     1.97%  2,218,896  30,259  2.75% (8,207)    3,327        (11,534)
                                        ----------------------------   ------------------------  ---------------------------------
Demand deposits........................  180,728                         190,269
Other liabilities......................   36,163                          55,326
Shareholders' equity...................  232,341                         211,699
                                         ----------                    ----------
  Total liab. & shareholders' equity..$2,703,475                      $2,676,190
                                         ==========                    ==========
Net interest income....................              51,770                       51,388           382     (1,891)        2,273
                                                   ---------                     --------          --------------------------------
Net interest spread....................                         3.73%                     3.64%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         3.98%                     4.00%

Tax equivalent adjustment                             3,676                        3,632
                                                     --------                    --------
   Net interest income per book........         $    48,094                    $  47,756
                                                     ========                    ========


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2002 the Company is subject to interest rate risk as it is principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the six months ended June 30, 2003 the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. The average balance of federal funds sold and other short-term investments has increased from $473.6 million in 2002 to $507.8 million in 2003. These increases in federal funds sold and short term investments position the Company with added funds available for investment in the securities and loan portfolios if rates rise. Investment opportunity began to be realized in the later part of the second quarter. Management began investing funds from federal funds sold and the other short-term investment portfolio into the securities available for sale and loan portfolios. This trend continued into the third quarter of 2003.


Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures, the Chief Executive and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

Part II.

Item 4. Submission of Matters to Vote of Security Holders - Annual Meeting

     At the annual meeting held May 19, 2003, shareholders of the Company were asked to consider the Company's nominees for directors and to elect three
     (3) directors to serve for a term of three (3) years. The Company's nominees for director were Barton A. Andreolli, James H. Murphy, DDS, and William J. Purdy.

        The results of shareholder voting are as follows:

1.       Election of Directors:

              Director                       For             Withheld
              --------                       ---             --------
              Barton A. Andreolli          61,209,779        4,106,198
              James H. Murphy              61,010,931        4,305,046
              William J. Purdy             61,133,904        4,182,073


     Directors continuing in office are Joseph A. Lucarelli, Anthony J. Marinello, M.D., Robert A. McCormick, and William D. Powers.



2. Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2003.

                      For          Withheld           Abstain
                      ---          --------           -------
                 61,946,565        2,899,293           470,119

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Reg S-K (Item 601)
Exhibit No.             Description                                    Page No.

31                      Certification Pursuant to Section 302 of The        30
                        Sarbanes-Oxley Act of 2002

32                      Certification Pursuant to 18 U.S.C. Section 1350,   32
                        As Adopted Pursuant to Section 906 of The
                        Sarbanes-Oxley Act of 2002



(b)      Reports on Form 8-K

Filing of Form 8-K on May 21, 2003, regarding the May 20, 2003, letter to shareholders which contained discussion of May 19, 2003, annual meeting of shareholders, a press release dated May 20, 2003 discussing results of the annual meeting held on May 19, 2003, and a press release dated May 20, 2003, declaring a cash dividend of $0.15 per share payable on July 1, 2003, to shareholders of record June 6, 2003, is incorporated herein by reference.

Filing of Form 8-K on July 2, 2003, regarding the June 16, 2003, letter from the Office of Thrift Supervision terminating Trustco Bank's obligation to comply with the August 22, 2002 Formal Agreement with the Office of the Comptroller of the Currency, is incorporated herein by reference.

Filing of Form 8-K on July 15, 2003, regarding two press releases dated July 15, 2003, detailing second quarter financial results for 2003, is incorporated herein by reference.

Filing of Form 8-K on July 17, 2003, regarding Amendment No. 1 to the current report on Form 8-K, being filed to include year-to-date data regarding Financial Highlights and Consolidated Statements of Income contained in the press release dated July 15, 2003, is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

















                                                 TrustCo Bank Corp NY

Date:  August 13, 2003                         By:/S/ Robert T. Cushing
                                               --------------------------
                                               Robert T. Cushing
                                               Chief Executive Office and Chief
                                               Financial Officer

                                 Exhibits Index


Reg S-K
Exhibit No.          Description                                       Page No.

31                   Certification Pursuant to Section 302 of The           30
                     Sarbanes-Oxley Act of 2002

32                   Certification Pursuant to 18 U.S.C. Section 1350,      32
                     As Adopted Pursuant to Section 906 of The
                     Sarbanes-Oxley Act of 2002

                                                                 Exhibit 31

                      Certification Pursuant To Section 302
                        of The Sarbanes-Oxley Act of 2002


I, Robert T. Cushing, the principal executive officer and principal financial officer of TrustCo Bank Corp NY, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TrustCo Bank Corp NY;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


     Date:  August 13, 2003

     /S/ Robert T. Cushing
     ---------------------------
     Robert T. Cushing
     Chief Executive Officer and
     Chief Financial Officer

                                                                     Exhibit 32

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



                                                   /S/ Robert T. Cushing
                                                   --------------------------
                                                   Robert T. Cushing
                                                   Chief Executive Officer and
                                                   Chief Financial Officer





August 13, 2003