Form 10-Q
period 2003-09-30
TRUSTCO BANK CORP N Y
filed 2003-11-13
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended          Commission File Number 0-10592
               September 30, 2003
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


                                (Title of class)
                                     Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act).
Yes.(x)  No.( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
           Class of Common Stock                    as of October 31, 2003
        ---------------------------                 ----------------------
               $1 Par Value                                 74,453,719

                              TrustCo Bank Corp NY

                                      INDEX


  Part I.         FINANCIAL INFORMATION                                PAGE NO.
  Item 1.         Interim Financial Statements (Unaudited):
                  Consolidated Statements of Income for the
                  Three Months and Nine Months Ended                         1
                  September 30, 2003 and 2002

                  Consolidated Statements of Condition as
                  of September 30, 2003 and December 31, 2002                2


                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2003 and 2002          3 - 4


                  Notes to Consolidated Interim Financial Statements    5 - 10

                  Independent Accountants' Review Report                    11

  Item 2.         Management's Discussion and Analysis                 12 - 25

  Item 3.         Quantitative and Qualitative Disclosures About
                  Market Risk                                               26

  Item 4.         Controls and Procedures
                                                                            26
  Part II.        OTHER INFORMATION
  Item 1.         Legal Proceedings - None
  Item 2.         Changes in Securities and use of Proceeds - None
  Item 3.         Defaults Upon Senior Securities --None
  Item 4.         Submissions of Matters to Vote of Security  Holders - None
  Item 5.         Other Information - None
  Item 6.         Exhibits and Reports on Form 8-K                          28



                                                                      TRUSTCO BANK CORP NY
                                                           Consolidated Statements of Income (Unaudited)
                                                           (dollars in thousands, except per share data)


                                                                                3 Months Ended                   9 Months Ended
                                                                                  September 30                    September 30
                                                                                2003       2002                2003          2002

   Interest and dividend income:
    Interest and fees on loans                                     $          20,892      28,031              68,200         85,026
    Interest on U. S. Treasuries and agencies                                  5,984       2,822              15,078          8,763
    Interest on states and political
     subdivisions                                                              2,482       3,012               8,400          8,913
    Interest on mortgage-backed securities                                       848       1,030               2,853          3,573
    Interest and dividends on other securities                                   392       1,204               3,076          3,684
    Interest on federal funds sold and other short term investments            1,443       2,408               4,580          6,563
                                                                    ---------------------------------------------------------------

       Total interest income                                                  32,041      38,507             102,187        116,522
                                                                    ---------------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                                 391         773               1,281          2,354
       Savings                                                                 1,922       3,230               6,865          9,924
       Money market deposit accounts                                             423         675               1,484          1,771
       Time deposits                                                           6,435       9,115              20,976         28,290
    Interest on short-term borrowings                                            133         732                 739          2,429
    Interest on long-term debt                                                     3           8                  14             24
                                                                    ---------------------------------------------------------------

      Total interest expense                                                   9,307      14,533              31,359         44,792
                                                                    ---------------------------------------------------------------

      Net interest income                                                     22,734      23,974              70,828         71,730
   Provision for loan losses                                                     300         300                 900          1,120
                                                                    ---------------------------------------------------------------

      Net interest income after provision
       for loan losses                                                        22,434      23,674              69,928         70,610
                                                                    ---------------------------------------------------------------

   Noninterest income:
    Trust department income                                                    1,785       1,374               4,757          5,256
    Fees for other services to customers                                       2,819       2,470               8,375          7,705
    Net gain on securities transactions                                        4,737       2,399              10,067          6,171
    Other                                                                        860         621               2,360          2,220
                                                                    ---------------------------------------------------------------

     Total noninterest income                                                 10,201       6,864              25,559         21,352
                                                                    ---------------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                             5,092       5,639              15,406         16,920
    Net occupancy expense                                                      1,432       1,402               4,616          4,121
    Equipment expense                                                            569         691               2,483          2,222
    FDIC insurance expense                                                        97          91                 285            271
    Professional services                                                        884         701               2,281          2,416
    Charitable contributions                                                     147         113                 430          1,124
    Outsourced services                                                        1,250         119               4,350          1,427
    Other real estate expenses / (income)                                       (188)       (113)               (385)          (137)
    Other                                                                      2,317       2,779               7,382          9,168
                                                                    ---------------------------------------------------------------

     Total noninterest expenses                                               11,600      11,422              36,848         37,532
                                                                    ---------------------------------------------------------------


      Income before taxes                                                     21,035      19,116              58,639         54,430
   Applicable income taxes                                                     6,750       5,825              17,751         16,200
                                                                    ---------------------------------------------------------------

       Net income                                                  $          14,285      13,291              40,888         38,230
                                                                    ===============================================================

Net income per Common Share:

       - Basic                                                     $           0.192       0.183               0.550          0.530
                                                                    ===============================================================

       - Diluted                                                   $           0.189       0.179               0.543          0.514
                                                                    ===============================================================






   See accompanying notes to consolidated interim financial statements.



                                                                              TRUSTCO BANK CORP NY
                                                                Consolidated Statements of Condition (Unaudited)
                                                                    (dollars in thousands, except share data)


                                                                     09/30/03                        12/31/02
  ASSETS:

 Cash and due from banks                                     $         63,376                          63,957

 Federal funds sold and other short term investments                  541,765                         542,125
                                                                 ---------------                ----------------

   Total cash and cash equivalents                                    605,141                         606,082

 Securities available for sale:
  U. S. Treasuries and agencies                                          623,585                         230,428
  States and political subdivisions                                      184,426                         235,495
  Mortgage-backed securities                                              52,670                          52,591
  Other                                                                   60,604                         134,649
                                                                 ---------------                ----------------

   Total securities available for sale                                   921,285                         653,163
                                                                 ---------------                ----------------

 Loans:
  Commercial                                                             207,765                         202,707
  Residential mortgage loans                                             815,804                       1,063,375
  Home equity line of credit                                             163,178                         139,294
  Installment loans                                                       14,883                          17,465
                                                                 ---------------                ----------------

   Total loans                                                         1,201,630                       1,422,841
                                                                 ---------------                ----------------
 Less:
  Allowance for loan losses                                               49,054                          52,558
  Unearned income                                                            411                             540
                                                                 ---------------                ----------------

  Net loans                                                            1,152,165                       1,369,743

 Bank premises and equipment                                              19,501                          19,544
 Other assets                                                             41,464                          47,556
                                                                 ---------------                ----------------

    Total assets                                                $      2,739,556                       2,696,088
                                                                 ===============                ================

  LIABILITIES:

 Deposits:
  Demand                                                        $        198,930                         178,058
  Interest-bearing checking                                              325,089                         338,740
  Savings accounts                                                       775,869                         715,349
  Money market deposit accounts                                          151,930                         130,914
  Certificates of deposit (in denominations of
   $100,000 or more)                                                     162,609                         137,513
  Time deposits                                                          769,675                         773,694
                                                                 ---------------                ----------------

   Total deposits                                                      2,384,102                       2,274,268

 Short-term borrowings                                                    80,201                         141,231
 Long-term debt                                                              287                             427
 Accrued expenses and other liabilities                                   41,235                          45,318
                                                                 ---------------                ----------------

   Total liabilities                                                   2,505,825                       2,461,244
                                                                 ---------------                ----------------

  SHAREHOLDERS' EQUITY:

 Capital stock par value $1; 100,000,000 shares authorized,
   and 80,435,438 and 79,107,851 shares issued September 30,
   2003 and December 31, 2002, respectively                               80,435                          79,108
 Surplus                                                                  97,588                          92,009
 Undivided profits                                                        77,032                          69,553
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                   24,759                          27,277
 Treasury stock at cost - 6,070,875 and 4,930,300 shares at
   September 30, 2003 and December 31, 2002, respectively                (46,083)                        (33,103)
                                                                 ---------------                ----------------

   Total shareholders' equity                                            233,731                         234,844
                                                                 ---------------                ----------------

   Total liabilities and shareholders' equity                   $      2,739,556                       2,696,088
                                                                 ===============                ================




 See accompanying notes to consolidated interim financial statements.



                                  TRUSTCO BANK CORP NY
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                                 2003                                2002
                                                                            ------------                         ------------
Cash flows from operating activities:
Net income                                                        $             40,888                             38,230
                                                                            ------------                         ------------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                  1,958                              1,576
  Gain on sales of fixed assets                                                   (255)                              (296)
  Provision for loan losses                                                        900                              1,120
  Loss on sale of securities available for sale                                  8,120                              1,349
  Gain on sale of securities available for sale                                (18,187)                            (7,520)
  Deferred tax benefit                                                          (4,825)                            (3,740)
  Decrease in taxes receivable                                                  19,220                             19,164
 (Increase)/decrease in interest receivable                                     (1,406)                               544
  Decrease in interest payable                                                    (559)                              (427)
  Decrease in other assets                                                         299                              5,393
  Decrease in accrued expenses                                                  (3,113)                            (4,559)
                                                                            ------------                         ------------
    Total adjustments                                                            2,152                             12,604
                                                                            ------------                         ------------
Net cash provided by operating activities                                       43,040                             50,834
                                                                            ------------                         ------------
Cash flows from investing activities:

  Proceeds from sales and calls of securities
   available for sale                                                          769,347                            250,766
  Purchase of securities available for sale                                 (1,040,261)                          (308,882)
  Proceeds from maturities
   of securities available for sale                                              2,366                             11,004
  Net decrease in loans                                                        216,678                             49,728
  Proceeds from dispositions of real estate owned                                  608                                837
  Proceeds from sales of fixed assets                                              255                                342
  Capital expenditures                                                          (1,744)                            (2,717)
                                                                             ------------                         ------------
    Net cash provided by/(used in) investing activities                        (52,751)                             1,078
                                                                             ------------                         ------------
Cash flows from financing activities:

  Net increase in deposits                                                     109,834                            176,617
  Decrease in short-term borrowing                                             (61,030)                           (97,754)
  Repayment of long-term debt                                                     (140)                              (152)
  Proceeds from exercise of stock options                                        6,906                             11,867
  Proceeds from sale of treasury stock                                           5,683                              5,812
  Purchase of treasury stock                                                   (18,663)                            (7,933)
  Dividends paid                                                               (33,820)                           (32,324)
                                                                            ------------                         ------------
    Net cash provided by financing activities                                    8,770                             56,133
                                                                             ------------                         ------------
Net increase/(decrease) in cash and cash equivalents                              (941)                           108,045

Cash and cash equivalents at beginning of period                               606,082                            398,573
                                                                            ------------                         ------------
Cash and cash equivalents at end of period                        $            605,141                            506,618
                                                                              ========                            ========

See accompanying notes to consolidated interim financial statements.       (Continued)

                                   TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows Continued (Unaudited)
                                  (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                      2003              2002
                                                 ------------      ------------

  Interest paid                               $    31,918            45,219
  Income taxes paid                                 3,357               789
  Transfer of loans to real estate owned            -----               227
  Increase/(decrease) in dividends payable          (411)               160












See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2002 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 2003 and 2002 follows:

                                                                       Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the three months ended September 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                     $14,285              74,400                    $0.192

  Effect of Dilutive Securities:
     Stock options.............................            ------                1,017                    -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                              $14,285              75,417                     $0.189
                                                      ================= ========================== ===================

  For nine months ended September 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                    $40,888               74,339                     $0.550

  Effect of Dilutive Securities:
     Stock options.............................           -------                  941                    -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                             $40,888               75,280                     $0.543
                                                      ================= ========================== ===================
  There were no stock options that were antidilutive as of September 30, 2003.



                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the three months ended September 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                    $13,291               72,499                     $0.183

  Effect of Dilutive Securities:
     Stock options.............................            ------                1,826                     -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                             $13,291               74,325                      $0.179
                                                      ================= ========================== ===================

  For nine months ended September 30, 2002:

  Basic EPS:
     Net income available to
     common shareholders..............                    $38,230               72,146                       $0.530

  Effect of Dilutive Securities:
     Stock options.............................           -------                2,257                      -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                             $38,230               74,403                        $0.514
                                                      ================= ========================== ===================
  There were 837,750 stock options that were antidilutive as of September 30,
  2002 and were therefore excluded from the September 30, 2002 calculations.

3.      Comprehensive Income

Comprehensive income for the three months ended September 30, 2003 and 2002 was $10,526,000 and $13,580,000, respectively. Comprehensive income is comprised of net unrealized (losses)/gains, net of taxes, on available-for-sale securities, which were ($3,759,000) and $289,000 for the three months ended September 30, 2003 and 2002, respectively, together with net income.

Comprehensive income for the nine months ended September 30, 2003 and 2002 was $38,370,000 and $45,659,000, respectively. Comprehensive income is comprised of net unrealized (losses)/gains, net of taxes, on available-for-sale securities, which were ($2,518,000) and $7,429,000 for the nine months ended September 30, 2003 and 2002, respectively, along with net income. At September 30, 2003 and December 31, 2002, accumulated other comprehensive income totaled $24,759,000 and $27,277,000, respectively, and is reflected as a component of shareholders' equity.

4.      Stock Option Plans

The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended September 30, 2003 and 2002 would have been as follows:

(dollars in thousands except per share data)

                                 Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                2003          2002       2003              2002
                               --------------------      ----------------------
  Net income:
      As reported             $14,285       13,291      $40,888          38,230
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects            (232)        (302)        (694)           (905)
                               --------------------     -----------------------
      Pro forma net income     $14,053      12,989      $40,194          37,325
                               --------------------     -----------------------
 Earnings per share:
      Basic - as reported       $ .192        .183         .550            .530
      Basic - pro forma           .189        .179         .541            .517

      Diluted - as reported       .189        .179         .543            .514
      Diluted - pro forma         .186        .175         .534            .502


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. No options were granted in the first nine months of 2003. The estimated fair values of options granted in 2002 was as follows:

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

Expected lives                        7.5 years                  6.0 years



5.       Impact of Changes in Financial Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN 46 are not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (Statement 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (Statement
150). This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

6.       Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.9 million at September 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2003 was insignificant.

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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



/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
October 15, 2003

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                               September 30, 2003

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2003, with comparisons to 2002 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2002 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2003 and 2002.

Overview
TrustCo recorded net income of $14.3 million, or $0.189 of diluted earnings per share for the three months ended September 30, 2003, as compared to net income of $13.3 million or $0.179 of diluted earnings per share in the same period in 2002. For the nine month period ended September 30, 2003, TrustCo recorded net income of $40.9 million, or $0.543 of diluted earnings per share, as compared to $38.2 million, or $0.514 of diluted earnings per share for the comparable period in 2002.

The primary factors accounting for the year to date increases are:

     . A $10.9 million increase in the average balance of interest earning assets between 2002 and 2003,

     . A reduction in the provision for loan losses from $1.1 million in 2002 to $900 thousand in 2003,

     . An increase in noninterest income from $21.4 million in 2002 to $25.6 million in 2003, which includes $10.1 million of securities gains in 2003 and $6.2 million of securities gains in 2002 and

     . A decrease of approximately $680 thousand in noninterest expense from $37.5 million in 2002 to $36.8 million in 2003.

These increases were partially offset by:

     . A decrease of 9 basis points in the net interest margin from 3.97% in 2002 to 3.88% in 2003.

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

The following Management's Discussion and Analysis for the third quarter and first nine months of 2003 compared to the comparable periods in 2002 is greatly affected by the trends and changes in interest rates in the marketplace in which TrustCo competes. Included in the 2002 Annual Report to Shareholders is a description of the effect interest rates had on the results of the year 2002 compared to 2001. Most of the same market factors discussed in the 2002 Annual Report also had a significant impact on 2003 results.

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

Interest rates have changed dramatically in response to the slowing economic conditions. One of the most important interest rates utilized to control economic activity is the "federal funds" rate. This is the rate utilized within the banking system for overnight borrowings for the highest credit quality institutions. The federal funds rate was 1.75% at the beginning of 2002 and decreased to 1.25% by the end of 2002. In 2003 the federal funds rates was reduced another 25 bp to 1% during the second quarter. The federal funds rate affects the level of other interest rates in the economy, most specifically the prime rate. The prime rate was 4.75% at the beginning of 2002 and had decreased 50 bp to 4.25%% by the end of 2002. Similar to the change in 2003 for the federal funds rate, the prime rate was reduced to 4% in the second quarter and no further changes have occurred in 2003.

Earning Assets
Total average interest earning assets decreased from $2.64 billion for the third quarter of 2002 to $2.60 billion in 2003 with an average yield of 6.14% in 2002 and 5.14% in 2003. Income on earning assets decreased by $6.9 million during this same time-period from $40.4 million in 2002 to $33.4 million in 2003. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets.

For the nine month period ended September 30, 2003, the average balance of interest earning assets was $2.60 billion, an increase of $10.9 million from the average balance for the comparable period in 2002 of $2.59 billion. The average yield on interest earning assets was 6.28% for 2002, compared to 5.50% in 2003. The increase in the average balance of earning assets did not offset the decrease in the yield earned on these assets, thereby resulting in interest income of $107.2 million for the nine months of 2003, compared to $122.0 million for the nine months of 2002.

During the third quarter of 2003 the average balance sheet of the Company decreased by $44.6 million from average assets of $2.70 billion in 2003 compared to $2.75 billion in 2002. This decrease, which includes the decrease in interest earning assets, was primarily the result of repaying the Trustco Short Term Investment Account with the trust department. During the quarter total short term borrowings decreased from $217.7 million in 2002 to $75.6 million in 2003 as a result of this action. Trust department overnight deposits were transferred from accounts at the Bank to independent third party investment funds that were offering higher overnight rates.

Loans
The average balance of loans for the third quarter was $1.23 billion in 2003 and $1.52 billion in 2002. The yield on loans decreased from 7.38% in 2002 to 6.76% in 2003. The combination of the lower average balances coupled with lower rates resulted in a decrease of $7.1 million in interest income on loans.

For the nine month period ended September 30, 2003, the average balance in the loan portfolio was $1.31 billion compared to $1.53 billion for the comparable period in 2002. The average yield decreased from 7.43% in 2002 to 6.96% in 2003. The decrease in the average balance of loans outstanding and the decrease in the yield resulted in total interest income of $68.2 million in 2003 compared to $85.1 million in 2002.

During the third quarter and first nine months of 2003 the balance of the loan portfolio decreased primarily as a result of residential mortgage loans, though decreases were also noted in other loan areas as well. The average balance of residential mortgage loans for the first nine months of 2003 was $939.8 million compared to $1.18 billion for the comparable period in 2002, a decrease of 20.2%. The average yield on residential mortgage loans decreased by 31 bp during this same period. The third quarter results were very similar to that for the nine months. The average balance of residential mortgage loans decreased from $1.17 billion in the third quarter of 2002 to $ 855.6 million in 2003. The average yield on residential mortgage loans for the third quarter was 7.09% for 2003 compared to 7.51% for 2002.

TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. During this time TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or PMI requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets. However, the decrease in the residential mortgage loan portfolio reflects the results of historical low interest rates in the residential loan area and the desire by loan customers to obtain these historic low rates. In light of TrustCo's decision to hold loans in portfolio management made the decision to offer loans at slightly higher interest rates compared to the local competition. The end result was the decline in balances in this portfolio from a combination of lower originations and higher prepayments from refinancings with other lenders. TrustCo was successful in its marketing efforts with respect to the unique aspects of its loan products however these successes were not enough to offset the amount of refinancings as a result of customers looking for absolutely the lowest interest rates being offered in the marketplace.

Though there is debate among nationally recognized economists the general tenor of the national economy is for improvement and increases in long term interest rates. Consequently the significant amount of refinancing that has occurred during 2003 may be completed with only residual effects into the fourth quarter of 2003. Assuming that trend continues the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The average yield earned on these loan types for 2003 were 60 bp and 69 bp, respectively, less than the average yields earned during the first nine months of 2002.

The average balance of home equity lines of credit increased to $158.9 million during the third quarter of 2003 compared to $131.0 million for the comparable period in 2002. The average yield decreased from 4.69% in the third quarter of 2002 to 3.89% in 2003. The nine months results reflect these same trends with an average balance in 2003 of $150.8 million compared to $127.1 million in 2002. The average yield for these periods was 4.06% in 2003 and 4.75% in 2002. The increase in the average balance of home equity lines of credit reflects the consumers desire to obtain the lowest cost financing vehicles available. TrustCo's home equity line of credit is a prime rate based product with very low, and in some cases no, closing costs.

Securities Available for Sale
During the third quarter of 2003, the average balance of securities available for sale was $811.3 million with a yield of 5.46%, compared to $569.0 million for the third quarter of 2002 with a yield of 6.95%. The combination of the increase in average balance and the decrease in the yields caused an increase in interest income on securities available for sale of $1.2 million between the third quarter of 2002 and 2003.

The nine month results reflect the same principal trends noted for the third quarter. The total average balance of securities available for sale during the nine months of 2002 was $559.6 million with an average yield of 7.23% compared to an average balance for 2003 of $764.9 million with a yield of 6.00%.

The securities available for sale portfolio has traditionally been utilized to help fund or retain funding for the loan and deposit portfolios. Funding for loan growth either comes from new sources of deposits/borrowings or through the reallocation of existing assets. During 2003 additional cash flow coming from the reduction in the loan portfolio and deposit increases were invested into the securities available for sale portfolio versus overnight investments in order to provide additional interest income and as a means of utilizing these funds other than in overnight federal funds investments. The securities purchased during this time period have been primarily federal agency bonds and municipal securities consistent with the Company's past practices. While this strategy provides the Company with additional interest income over the federal funds rate, it does subject these assets to a greater degree of interest rate risk. Subsequent increases in market interest rates will negatively affect the market price of these new purchases and the overall portfolio thereby potentially reducing or eliminating the current unrealized appreciation in this portfolio. Overall short-term liquidity at TrustCo is extremely strong and therefore the strategy will be to continue to invest in the loan and securities portfolio as market interest rates begin to increase. This will insure that the overall portfolio reflects these changes in market interest rates while at the same time meeting the needs for interest income and net income goals.

TrustCo is a member of the Federal Home Loan Bank of New York and as such has invested approximately $12.4 million in the common stock of the FHLBNY. During the third quarter of 2003 the FHLBNY announced that they would recognize significant losses on the sale of certain bonds in their portfolio. These losses resulted in the FHLBNY noting that they would not pay a dividend on their common stock for the third quarter. They indicated that corrective action was being taken with respect to balance sheet management at the FHLBNY and that they would reevaluate in the fourth quarter the potential to reintroduce a quarterly cash dividend. For TrustCo the quarterly cash dividend from the investment in the FHLBNY stock would have been approximately $170 thousand. There has not been a rating downgrade on the FHLBNY, however, increased monitoring of this investment by TrustCo is warranted. TrustCo has $287 thousand of borrowings from the FHLBNY and does not take advantage of other services that they offer other than a back up line of credit for TrustCo.

Federal Funds Sold and Other Short-Term Investments
During the third quarter of 2003, the average balance of federal funds sold was $554.0 million with a yield of 1.04%, compared to the average balance for the three month period ended September 30, 2002 of $547.7 million with an average yield of 1.75%. The increase in the average balance was more than offset by the decrease in the average yield, resulting in total interest income on federal funds sold of $1.4 million for 2003 compared to $2.4 million for 2002.

During the nine month period ended September 30, 2003, the average balance of federal funds was $523.4 million with a yield of 1.17% compared to an average balance of $498.6 million in 2002 with an average yield of 1.76%.

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

During the  quarter,  total  average  interest  bearing  liabilities  were $2.25 billion for 2003 and $2.28 billion for 2002. The rate paid on total interest bearing liabilities was 2.53% for the third quarter of 2002, and 1.64% for 2003. Total interest expense for the third quarter decreased approximately $5.2 million to $9.3 million for 2003 compared to $14.5 million for 2002.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield decreased from 2.67% in 2002 to 1.86% in 2003. Total average interest bearing liabilities were $2.24 billion for the nine-month period ended September 30, 2002 and $2.25 billion for 2003.

Demand deposit balances increased slightly during the third quarter of 2003 compared to the third quarter of 2002. Demand deposits averaged $196.3 million in 2002 and $197.6 million in 2003. On a year to date basis, demand deposits were $186.4 million compared to $192.3 million in 2002.

Interest bearing deposit balances have increased from $2.06 billion for the third quarter of 2002 to $2.17 billion for the same period in 2003. Each of the deposit categories experienced increases with the most notable being the increase in the savings account category that increased by $52.5 million on a quarter to quarter basis between 2002 and 2003. Likewise, the average balance of interest bearing deposit accounts for the nine-month periods have also increased. For the nine months of 2003 the average balance of interest bearing deposits was $2.14 billion compared to $2.00 billion in 2002. The increases in the average balance of interest bearing deposits is attributable to movement by customers of funds back into the banking system and away from the stock and bond markets. This reinvestment of funds back into the banking system by customers is also supplemented by the expanded branch network and the new deposits that are being attracted to TrustCo in these new territories.

Short-term borrowings for the quarter were $217.7 million in 2002 compared to $75.6 million in 2003. The average rate decreased during this time period from 1.33% to 0.70% for the third quarter of 2003. The largest component of short-term borrowings is the Trustco Short Term Investments, which was only available to Trustco Trust Department customers. As noted earlier, the decrease in the average balance of short-term borrowings is due to the decision to move the funds from the Trustco Short Term Investment account to independent third party funds.

Net Interest Income
Taxable equivalent net interest income decreased to $24.1 million for the third quarter of 2003. The net interest spread decreased 11 basis points between 2002 and 2003 and the net interest margin decreased by 21 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2003, compared to the same period in 2002. Net interest income for the first nine months of 2003 was $75.9 million, a decrease of $1.3 million from the $77.2 million for the first nine months of 2002. Net interest spread increased 3 basis points to 3.64% and net interest margin decreased 9 basis points to 3.88% for the nine month period ended September 30, 2003, compared to the nine month period ended September 30, 2002.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2003.

Nonperforming loans: Total nonperforming loans were $3.6 million at September 30, 2003, a decrease from the $6.3 million of nonperforming loans at September 30, 2002. Nonaccrual loans were zero at September 30, 2003 down from the $1.3 million at September 30, 2002. Loans past due 3 payments or more and still accruing interest were zero at September 30, 2003 compared to $452 thousand at September 30, 2002. Restructured loans were $3.6 million at September 30, 2003 compared to $4.6 million at September 30, 2002.

Of the $3.6 million of nonperforming loans at September 30, 2003, all are residential real estate or retail consumer loans. In the past the majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and charge offs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

     .  The  overall   emphasis  within  TrustCo  for  residential  real  estate
     originations,

     . The relatively weak economic environment in the upstate New York territory, and

     . The relative reduction in real estate values in TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer loan defaults and bankruptcies have increased dramatically over the last several years and this has lead to an increase in defaults on loans.
TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at September 30, 2003 of $3.4 million, consisted of restructured retail loans. During the first nine months of 2003, there have been $146 thousand of commercial loan charge offs and $7.8 million of mortgage and consumer loan charge offs as compared with $874 thousand of commercial loan charge offs and $5.2 million of mortgage and consumer loan charge offs in the first nine months of 2002. Recoveries during the first nine month periods have been $3.5 million in 2003 and $2.0 million in 2002.

Real estate owned: Total real estate owned of $298 thousand at September 30, 2002 decreased to zero at September 30, 2003.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2003, the allowance for loan losses was $49.1 million, a decrease from the allowance at September 30, 2002 of $54.3 million. The allowance represents 4.08% of the loan portfolio as of September 30, 2003 compared to 3.61% at September 30, 2002. For the nine month periods, the provision charged to expense was $900 thousand for 2003 and $1.1 million for 2002.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     . The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

     . The change in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

     . Changes in underwriting standards in the competitive environment in which TrustCo operates,

     . Significant growth in the level of losses associated with bankruptcies in New York State and the time period needed to foreclose, secure and dispose of collateral, and

     . The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

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

Management  continues to monitor these and other asset quality trends as part of
the  review  of  the  allowance   adequacy  and  ongoing  loan  loss   provision
requirements.

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

Noninterest Income
Total noninterest income for the three months ended September 30, 2003 was $10.2 million, a $3.3 million increase from the comparable period in 2002. During these periods, the Company recorded net securities gains of $4.7 million for 2003 and $2.4 million for the comparable period in 2002. Excluding these securities transactions, noninterest income increased from $4.5 million in the third quarter of 2002 to $5.5 million in 2003. The increase is the result of an increase in Trust fee income and other service charges to customers. The increase in Trust fee income is the result of market conditions that have positively affected the underlying trust assets and approximately $400 thousand of non-recurring trust estate fees.

Similar results were also recognized for the nine months of 2003 compared to 2002. Total noninterest income was $25.6 million for 2003 compared to $21.4 million for 2002. Excluding net securities transactions, noninterest income was $15.5 million for 2003 and $15.2 million for 2002.

Net gains on securities transactions have been significant for both the nine month and quarterly results in 2003 and 2002. The level of these transactions reflects management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2003 or in 2004. Management also has begun liquidating certain equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies.

Noninterest Expenses
Total noninterest expense for the third quarter of 2003 was $11.6 million up slightly from $11.4 million in the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, total noninterest expense was $36.8 million compared to $37.5 million.

Salaries and employee benefits expense decreased from $5.6 million for the third-quarter of 2002 to $5.1 million for the comparable period in 2003. The reduction in salaries and employee benefits is primarily the result of the reduction in salary due to the retirement of the former Chief Executive Officer. Similar reductions in salaries and benefits were also noted for the nine month period ended September 30, 2003 compared to 2002. Total salaries and employee benefits were $15.4 million in 2003 and $16.9 million in 2002.

Net occupancy expense increased slightly during the quarter from $1.40 million in 2002 to $1.43 million in 2003 due primarily to the new branch operations and the cost of utilities. Similar increases were also noted during the nine month period with net occupancy expense of $4.62 million for 2003 compared to $4.12 million in 2002.

Equipment expense decreased during the quarter by approximately $122 thousand from $691 thousand in 2002 to $569 thousand in 2003 as a result of reduced computer expense due to contracts not being renewed in 2003 as a result of the data processing conversion. On a year to date basis, equipment expense increased by $261 thousand due to additional branch cost and certain write-offs of equipment and software that are no longer utilized.

Professional services are up $183 thousand for the third quarter of 2003 compared to the third quarter of 2002 to $884 thousand as a result of fees paid for assistance in responding to tax return audits as well as for developing new tax saving strategies. On a year to date basis professional services are down $135 thousand as a result of cost incurred for computer consultants in 2002 that were not utilized in 2003.

For the third quarter of 2003 compared to 2002 charitable contributions were up slightly to $147 thousand. On a year to date basis they are down from $1.1 million in 2002 to $430 thousand in 2003 due primarily to an additional contribution made in 2002 in recognition of the Company's 100th anniversary.

Outsourced services increased from $119 thousand in the third quarter of 2002 to $1.3 million for 2003. On a year to date basis outsourced services were $4.4 million in 2003 compared to $1.4 million in 2002. These costs are for data processing, item processing and certain back room operations that were transferred to a third party vendor in the later half of 2002.

Income Taxes
In the third quarter of 2003 and 2002, TrustCo recognized income tax expense of $6.8 million and $5.8 million, respectively. This resulted in an effective tax rate of 32.1% for 2003 and 30.5% for 2002. For the nine months of 2003, total income tax expense was $17.8 million compared to $16.2 million for 2002.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2003 was $233.7 million, a decrease of $1.1 million from the year-end of 2002 balance of $234.8 million. The change in the shareholders' equity between year-end 2002 and September 30, 2003 reflects the net income retained by TrustCo and a $6.9 million increase as a result of stock option exercises offset by a $2.5 million reduction in the net unrealized gain on securities available for sale, net of tax, and a $13.0 million increase in treasury stock.

TrustCo declared dividends of $0.450 per share during the first nine months of 2003 and 2002. These resulted in a dividend payout ratio of 81.7% in 2003 and 85.0% in 2002. The Company achieved the following capital ratios as of September 30, 2003 and 2002:

                                        September 30,       Minimum Regulatory
                                        2003        2002         Guidelines
                                     ------------------------------------------
        Tier 1 risk adjusted
                 capital                16.60%       14.43%          4.00

        Total risk adjusted
                 capital                17.89%       15.71%          8.00

In addition, at September 30, 2003 and 2002, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.70% and 7.54%, respectively.

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



                                                         INTEREST RATES AND INTEREST DIFFERENTIAL

                                       The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                                       TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                                       accrual loans are included in loans for this analysis.  The average balances of sec-
                                       urities available for sale is calculated using amortized costs for these securities.
                                       Included in the balance of shareholders' equity is unrealized appreciation ,net of tax, in the available for sale portfolio of $16.4 million and $29.0 Million in the third quarter of 2003 and 2002, respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                                    Third Quarter                Third Quarter
                                                         2003                        2002
                                             ____________________________ ___________________________ _____________________________
                                           Average               Average  Average            Average  Change in  Variance  Variance
(dollars in thousands)                     Balance  Interest      Rate    Balance Interest      Rate  Interest   Balance      Rate
                                                                                                      Income/    Change      Change
               Assets                                                                                 Expense
Commercial loans......................$    206,440  $ 3,727      7.22%  $ 200,162  $ 3,946     7.88%     (219)      662       (881)
Residential mortgage loans.............    855,608   15,175      7.09%  1,171,384   22,007     7.51%   (6,832)   (5,658)    (1,174)
Home equity lines of credit ...........    158,882    1,557      3.89%    131,006    1,549     4.69%        8     1,171     (1,163)
Installment loans......................     13,746      445     12.85%     17,006      550    12.84%     (105)     (110)         5
                                          ---------  -------              ---------  -------            -----      -----     -----
Loans, net of unearned income..........  1,234,676   20,904     6.76%   1,519,558   28,052     7.38%   (7,148)   (3,935)    (3,213)

Securities available for sale:
 U.S. Treasuries and agencies..........    524,408    5,984     4.56%     192,805    2,827     5.87%    3,157     7,242     (4,085)
 Mortgage-backed securities............     57,142      848     5.94%      57,548    1,030     7.16%     (182)       (7)      (175)
 States and political subdivisions.....    190,708    3,735     7.83%     225,598    4,460     7.91%     (725)     (683)       (42)
 Other ................................     39,041      509     5.21%      93,076    1,570     6.74%   (1,061)     (762)      (299)
                                          ---------  -------             ---------  -------             -----      -----      -----
   Total securities available for sale.    811,299   11,076     5.46%     569,027    9,887     6.95%    1,189     5,790     (4,601)

Federal funds sold and
 other short-term investments...........   553,974    1,446     1.04%     547,678    2,411     1.75%    (965)       187     (1,152)
                                          ---------  -------             ---------  -------             -----      -----     -----
  Total Interest earning assets........  2,599,949   33,426     5.14%   2,636,263   40,350     6.14%  (6,924)     2,042     (8,966)
Allowance for loan losses..............    (50,490)  -------              (56,570) -------             -----      -----      -----
Cash and noninterest earning assets....    154,335                        168,713
                                         ---------                       ---------
  Total assets........................$  2,703,794         $            2,748,406
                                         =========                      =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$    321,309      391     0.48%   $ 308,167     773      0.99%    (382)       213       (595)
   Money market accounts...............    149,830      423     1.12%     133,763     675      2.00%    (252)       452       (704)
   Savings.............................    775,782    1,922     0.98%     723,321   3,230      1.77%  (1,308)     1,415     (2,723)
   Time deposits.......................    924,024    6,435     2.76%     895,306   9,115      4.04%  (2,680)     1,859     (4,539)
                                         ---------   -------            ---------  -------             -----      -----      -----
  Total interest bearing deposits....... 2,170,945    9,171     1.68%   2,060,557  13,793      2.66%  (4,622)     3,939     (8,561)
Short-term borrowings..................     75,606      133     0.70%     217,725     732      1.33%    (599)      (346)      (253)
Long-term debt.........................        303        3     5.86%         487       8      5.86%      (5)        (5)       ---
                                         ---------   -------            ---------  -------              -----      -----      -----
  Total interest bearing liabilities...  2,246,854    9,307     1.64%   2,278,769  14,533      2.53%  (5,226)     3,588     (8,814)
Demand deposits........................    197,572    -------             196,291  -------             -----      -----      -----
Other liabilities......................     42,009                         52,659
Shareholders' equity...................    217,359                        220,687
                                          ---------                      ---------
  Total liab. & shareholders' equity..$  2,703,794                  $   2,748,406
                                          =========                     =========
Net interest income....................              24,119                        25,817             (1,698)   (1,546)      (152)
                                                     -------                       -------             -----     -----      -----
Net interest spread....................                         3.50%                          3.61%

Net interest margin (net interest
 income to total interest earning
   assets).............................                         3.72%                          3.93%

Tax equivalent adjustment                            1,385                         1,843
                                                    -------                       -------
   Net interest income per book........        $    22,734                     $  23,974
                                                    =======                       =======


                                                        TrustCo Bank Corp NY
                                                  Management's Discussion and Analysis
                                                       STATISTICAL DISCLOSURE

                                  I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL

                             The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing libilities of
                          TrustCo (adjusted for tax equivalency) for each of the reported periods.  Non-
                          accrual loans are included in loans for this analysis.  The average balances of sec-
                          urities available for sale is calculated using amortized costs for these securities.
                          Included in the balance of shareholders' equity is unrealized appreciation net of tax, in the available for sale portfolio of $23.5 million and $25.8 million for the nine months ended September 30, 2003 and 2002,respectively.  The subtotals contained in the following table are the arithmetic totals of the items in that category.

                                          Nine Months                       Nine Months
                                             2003                              2002
                                       ___________________________     ________________________     ___________________________
                                         Average           Average     Average          Average     Change in Variance Variance
(dollars in thousands)                   Balance Interest   Rate       Balance Interest   Rate      Interest   Balance  Rate
                                                                                                    Income/    Change   Change
               Assets                                                                               Expense
Commercial loans.................      $ 203,577  $11,205    7.33%   $ 205,003  $12,208   7.93%      (1,003)      (84)    (919)
Residential mortgage loans.......        939,841   51,065    7.24%   1,177,606   66,662   7.55%     (15,597)  (13,008)  (2,589)
Home equity lines of credit.......       150,751    4,575    4.06%     127,081    4,516   4.75%          59     1,022     (963)
Installment loans.................        14,261    1,398   13.12%      17,870    1,713  12.83%        (315)     (377)      62
                                        ---------  -------            ---------   ------               -----     -----   -----
Loans, net of unearned income.......   1,308,430   68,243    6.96%   1,527,560   85,099   7.43%     (16,856)  (12,447)  (4,409)

Securities available for sale:
 U.S. Treasuries and agencies..........  418,707   15,082    4.80%     178,727    8,780   6.55%       6,302    10,468   (4,166)
 Mortgage-backed securities............   61,334    2,853    6.20%      66,105    3,573   7.21%        (720)     (246)    (474)
 States and political subdivisions.....  211,881   12,642    7.96%     222,121   13,203   7.93%        (561)     (642)       81
 Other ................................   72,950    3,842    7.02%      92,669    4,773   6.87%        (931)   (1,102)      171
                                        ---------  -------            --------   ------                -----    -----     -----
   Total securities available for sale.  764,872   34,419    6.00%     559,622   30,329   7.23%       4,090     8,478   (4,388)

Federal funds sold and
 other short-term investments........... 523,385    4,586    1.17%     498,568    6,569   1.76%       (1,983)     505   (2,488)
                                       ---------  -------            ---------  -------                -----     -----    -----
  Total Interest earning assets........2,596,687  107,248    5.50%   2,585,750  121,997   6.28%      (14,749)  (3,464) (11,285)
Allowance for loan losses..............  (51,828) -------              (57,231) -------                -----     -----    -----
Cash and noninterest earning assets....  158,721                       172,007
                                       ---------                     ---------
  Total assets........................$2,703,580                    $2,700,526
                                       =========                     =========
Liabilities and shareholders' equity
Deposits:
   Interest bearing checking..........$  318,090    1,281    0.54%   $ 302,312    2,354   1.04%       (1,073)     191   (1,264)
   Money market accounts...............  147,548    1,484    1.34%     114,629    1,771   2.07%         (287)     616     (903)
 Savings...............................  754,185    6,865    1.22%     698,173    9,924   1.90%       (3,059)   1,182   (4,241)
 Time deposits.........................  915,735   20,976    3.06%     889,722   28,290   4.25%       (7,314)   1,310   (8,624)
                                       ---------  -------            ---------  -------                -----    -----    -----
  Total interest bearing deposits......2,135,558   30,606    1.92%   2,004,836   42,339   2.82%      (11,733)   3,299  (15,032)
Short-term borrowings..................  115,844      739    0.85%     233,704    2,429   1.39%       (1,690)    (957)    (733)
Lond-term debt.........................      349       14    5.46%         533       24   5.92%          (10)      (8)      (2)
                                       ---------  -------            ---------  -------                 -----    -----    -----
  Total interest bearing liabilities...2,251,751   31,359    1.86%   2,239,073   44,792   2.67%      (13,433)    2,334 (15,767)
Demand deposits........................  186,406  -------              192,298  -------                 -----    -----    -----
Other liabilities......................   38,141                        54,427
Shareholders' equity...................  227,282                       214,728
                                       ---------                     ---------
  Total liab. & shareholders' equity..$2,703,580                    $2,700,526
                                       =========                     =========
Net interest income....................            75,889                        77,205               (1,316)   (5,798)  4,482
                                                  -------                       -------                 -----    -----   -----
Net interest spread....................                      3.64%                        3.61%

Net interest margin (net interest
 income to total interest earning
   assets).............................                      3.88%                        3.97%

Tax equivalent adjustment                           5,061                         5,475
                                                  -------                       -------
   Net interest income per book........           $70,828                       $71,730
                                                  =======                       =======

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2002 the Company is subject to interest rate risk as it is principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the nine months ended September 30, 2003 the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. The average balance of federal funds sold and other short-term investments has increased from $498.6 million in 2002 to $523.4 million in 2003. These increases in federal funds sold and short term investments position the Company with added funds available for investment in the securities and loan portfolios if rates rise. Investment opportunity began to be realized in the later part of the second quarter. Management began investing funds from federal funds sold and the other short-term investment portfolio into the securities available for sale and loan portfolios. This trend continued into the fourth quarter of 2003.


Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon this evaluation of those disclosure controls and procedures, the Chief Executive and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Reg S-K (Item 601)
Exhibit No.       Description                                         Page No.

31                Certification Pursuant to Section 302 of The             31
                  Sarbanes-Oxley Act of 2002

32                Certification Pursuant to 18 U.S.C. Section 1350,        33
                  As Adopted Pursuant to Section 906 of The
                  Sarbanes-Oxley Act of 2002



(b)      Reports on Form 8-K

Filing of Form 8-K on August 19, 2003, regarding a press release dated August 19, 2003, declaring a cash dividend of $0.15 per share payable on October 1, 2003, to shareholders of record September 5, 2003, is incorporated herein by reference.

Filing of Form 8-K on October 21, 2003, regarding two press releases dated October 21, 2003, detailing third quarter financial results for 2003, is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

















                                               TrustCo Bank Corp NY

Date:  November 12, 2003             By:      /S/ Robert T. Cushing
                                    --------------------------------------
                                             Robert T. Cushing
                                             Chief Executive Office and Chief
                                             Financial Officer

                                 Exhibits Index


Reg S-K
Exhibit No.          Description                                     Page No.

31                   Certification Pursuant to Section 302 of The        31
                     Sarbanes-Oxley Act of 2002

32                   Certification Pursuant to 18 U.S.C. Section 1350,   33
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


     Date:  November 12, 2003

     /S/ Robert T. Cushing
     Robert T. Cushing
     Chief Executive Officer and
     Chief Financial Officer

                                                                  Exhibit 32

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned's knowledge and belief:

     1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                  /S/ Robert T. Cushing
                                           -------------------------------
                                                   Robert T. Cushing
                                                   Chief Executive Officer and
                                                   Chief Financial Officer





November 12, 2003