Form 10-K
period 2003-12-31
TRUSTCO BANK CORP N Y
filed 2004-03-12
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the Fiscal Year Ended December 31, 2003
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                (No Fee Required)

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

     The aggregate market value of the common stock held by non-affiliates as of June 30, 2003 was approximately $819,770,518 (based upon the closing price of $11.06 on June 30, 2003, as reported on the Nasdaq National Market).

     The number of shares outstanding of the registrant's common stock as of March 1, 2004 was 73,994,530.


Documents Incorporated by Reference:(1)Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31,2003 (Part I and Part II).
                                    (2)Portions of registrant's Proxy Statement
filed for its Annual Meeting of Shareholders to be held May 17, 2004 (Part III).

                                      INDEX



Description                                                               Page

PART I
      Item 1              Business                                           1
      Item 2              Properties                                         8
      Item 3              Legal Proceedings                                  8
      Item 4              Submission of Matters to a Vote of Security        8
                               Holders

PART II
      Item 5              Market for the Registrant's Common Equity and     10
                               Related Stockholder Matters
      Item 6              Selected Financial Data                           11
      Item 7              Management's Discussion and Analysis of           11
                               Financial Condition and Results of Operations
      Item 7A             Quantitative and Qualitative Disclosures about    11
                               Market Risk
      Item 8              Financial Statements and Supplementary Data       11
      Item 9              Changes in and Disagreements with Accountants     11
                               On Accounting and Financial Disclosure
      Item 9A             Controls and Procedures                           11

PART III
      Item 10             Directors and Executive Officers of Registrant    12
      Item 11             Executive Compensation                            12
      Item 12             Security Ownership of Certain Beneficial Owners   12
                               and Management
      Item 13             Certain Relationships and Related Transactions    12
      Item 14             Principal Accountant Fees and Services            13

PART IV
      Item 15             Exhibits, Financial Statement Schedules, and      13
                               Reports on Form 8-K

                          Signatures                                        19


EXHIBITS INDEX                                                              21

                                     PART I

Item 1.                   Business

General
TrustCo Bank Corp NY ("TrustCo" or the "Company") is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. On July 28, 2000 TrustCo acquired Landmark Financial Corp. and its subsidiary Landmark Community Bank, Canajoharie, New York, a federal savings bank with assets of approximately $26 million. Landmark Community Bank was subsequently renamed Trustco Savings Bank, and, on November 15, 2002, Trustco Savings Bank and Trustco Bank, National Association merged under the charter of Trustco Savings Bank. In that merger, the resulting bank changed its name to Trustco Bank (sometimes referred to in this report as the "Bank").

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 488 full-time equivalent employees of TrustCo at year-end 2003. TrustCo had 14,006 shareholders of record as of December 31, 2003 and the closing price of the TrustCo common stock at that date was $13.15.

Subsidiaries
Trustco Bank
Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 64 automatic teller machines and 69 banking offices in Albany, Columbia, Dutchess, Greene, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Warren, Washington and Westchester counties of New York State, Seminole and Orange counties in Florida and Bennington County in Vermont. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision ("OTS") and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank established an operating subsidiary, Trustco Vermont Investment Company, in September 2003 for the purposes of holding all of the shares of the capital stock of the Bank's existing subsidiary, Trustco Realty Corp., that were held by the Bank and of acquiring and managing other investments. Trustco Realty Corp. holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2003 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $970 million as of December 31, 2003.

The daily operations of the Bank remain the responsibility of its officers, subject to the oversight of its Board of Directors and overall supervision by TrustCo. The accounts of the Bank are included in TrustCo's consolidated financial statements.

ORE Subsidiary
During 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in those areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last seven years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

Supervision and Regulation
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a registered savings and loan holding company under the Home Owners' Loan Act (the "Act"), TrustCo is regulated and examined by the OTS. The Act requires TrustCo to obtain prior OTS approval for acquisitions and restricts the business operations permitted to TrustCo. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank's primary federal regulator.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, which appears on page 34 thereof, contains information concerning restrictions on TrustCo's ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the
Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, which appears on page 44 thereof and contains information concerning regulatory capital requirements.

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

Qualified Thrift Lender Test
Like all OTS-regulated institutions, the Bank is required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company's mandatory registration as a savings and loan holding company under the Home Owners' Loan Act. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

Federal Reserve System
Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2003 was 0% of the first $5.5 million of such accounts, 3% of the next $35.6 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2003.

Gramm-Leach-Bliley Act
On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the"GLB Act") was signed into law. The GLB Act made significant changes to the operations of financial services companies. It repealed key provisions of the "Glass-Steagall Act" by repealing prohibitions on affiliations among banks, securities firms and insurance companies. It authorizes a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company." A financial holding company may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the GLB Act specifies so-called "functional regulation," various federal and state regulators have continued authority over certain activities of financial holding companies and other regulated financial institutions.

The GLB Act establishes a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Compliance with the rules was mandatory starting on July 1, 2001. These rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under very limited circumstances (e.g., providing customer information to the Company's data processing provider), the rules have not had a significant impact on the Company's results of operations or financial condition.

Other Legislation
On October 26, 2001, President Bush signed into law the USA PATRIOT Act ("Patriot Act"). The Patriot Act includes numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Under Title III of the Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. Further, the effectiveness of a financial institution in combating money laundering activities is a factor to be considered in applications submitted by a financial institution under the Bank Merger Act. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") was signed into law. Sarbanes-Oxley implemented legislative reforms intended to address corporate and accounting fraud and contains reforms of various business practices and numerous aspects of corporate governance. For example, this new legislation addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company will incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

Foreign Operations
Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis
The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

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

Forward-Looking Statements
Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk;
(iii) competition; (iv) changes in the regulatory environment; and (v) changes in general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.                   Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 69 offices, of which 24 are owned and 45 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of TrustCo

         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

                                                                                                 Year First
Name, Age and                            Principal Occupations                                   Became
Position                                 Or Employment Since                                     Executive
With TrustCo                             January 1, 1999                                         of TrustCo
------------------------------------     ----------------------------------------------------------------------
Robert J. McCormick, 40,                  President  and Chief  Executive  Officer,  TrustCo  Bank        2000
President and                             Corp NY and Trustco Bank since January  2004.  President
Chief Executive Officer                   and  Chief   Executive   Officer,   Trustco  Bank  since
                                          November  2002.  Senior Vice  President,  Trustco  Bank,
                                          2001  and  2002.   Administrative   Vice   President  of
                                          Trustco  Bank,  1997 to  2001.  Joined  Trustco  Bank in
                                          1995.  Robert  J.  McCormick  is the  son of  Robert  A.
                                          McCormick, Chairman of TrustCo and Trustco Bank.

Robert T. Cushing, 48,                    Executive  Vice President and Chief  Financial  Officer,        1994
Executive   Vice   President  and  Chief  TrustCo  Bank Corp NY and  Trustco  Bank  since  January
Financial Officer                         2004.  President,  Chief  Executive  Officer,  and Chief
                                          Financial Officer, TrustCo Bank Corp NY from November 2002 to December 2003. Vice President and Chief Financial Officer,
                                          TrustCo Bank Corp NY, 1994 to 2002.Senior Vice President and
                                          Chief Financial Officer,Trustco Bank since 1994. Director of
                                          TrustCo Bank Corp NY and Trustco Bank, 2001 and 2002. Joined
                                          Trustco Bank in 1994.

Scot R. Salvador, 37,                     Executive  Vice  President  and Chief  Banking  Officer,        2004
Executive Vice President  and  Chief      TrustCo  Bank Corp NY and  Trustco  Bank  since  January
Banking Officer                           2004.  Vice President, Trustco Bank since 1996.
                                          Joined Trustco Bank in 1995.

Nancy A. McNamara, 54,                    Vice  President,   TrustCo  Bank  Corp  NY  since  1992.        1991
Vice President                            Senior  Vice   President,   Trustco   Bank  since  1988.
                                          Director of TrustCo Bank Corp NY and Trustco Bank,  1991
                                          to 2002.  Joined Trustco Bank in 1971.

Robert M. Leonard, 41,                    Secretary,  TrustCo  Bank Corp NY and Trustco Bank since        2003
Secretary                                 2003.  Vice President,  Trustco Bank since 2000.  Joined
                                          Trustco Bank in 1986.


Each executive officer is elected by the Board of Directors to serve until election of his or her successor.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters
Page 1 and page 48 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference. TrustCo had 14,066 shareholders of record as of March 1, 2004, and the closing price of TrustCo's common stock on that date was $13.64.

The following table provides information, as of December 31, 2003, regarding securities authorized for issuance under TrustCo's equity compensation plans.

--------------------------------- ---------------------------- ---------------------------- -----------------------------
                                                                                                     Number of
                                                                                                     securities
                                           Number of                                                 remaining
                                       securities to be                                         available for future
                                          issued upon               Weighted-average               issuance under
                                          exercise of               exercise price of           equity compensation
                                          outstanding                  outstanding                plans (excluding
                                       options, warrants          options, warrants and         securities reflected
                                          and rights                     rights                    in column (a))
                                                                                                        (c)
         Plan category                        (a)                          (b)
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------
Equity
compensation plans
approved by                                4,940,202                      $8.97                       270,033
security holders
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------
Equity
compensation plans
not approved by                              None                         None                          None
security holders
--------------------------------- ---------------------------- ---------------------------- -----------------------------
--------------------------------- ---------------------------- ---------------------------- -----------------------------

Total                                      4,940,202                      $8.97                       270,033
--------------------------------- ---------------------------- ---------------------------- -----------------------------

Item 6. Selected Financial Data
Page 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Pages 18 through 21 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements, together with the report thereon of KPMG LLP on pages 28 through 45 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to satisfy the objectives for which they are designed. Subsequent to the date of Management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10. Directors and Executive Officers of Registrant
The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 2004 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers" on pages 3 through 6, and "Beneficial Ownership Reporting Compliance" on pages 34 and 35. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Cheri J. Parvis, Vice President-Personnel, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Under rules adopted by the SEC, TrustCo is required to disclose whether it has an "audit committee financial expert" serving on its Audit Committee. The Board has determined that none of the members of the Audit Committee meet the definition of "audit committee financial expert" as defined in those rules. The Board believes that in order to fulfill all the functions of the Board and the Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that have been established by the Board for Board membership and that it is not in the best interests of the Company to nominate as a director someone who does not have all the experience, attributes and qualifications that TrustCo seeks. Further, the Board believes that the present members of the Audit Committee have sufficient knowledge and experience in financial affairs to effectively perform their duties.

TrustCo's Audit Committee consists of three non-employee directors, each of whom has been selected for the Audit Committee by the Board based on a determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and our independent auditors. In addition, the Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate, and has, in fact, retained Marvin & Co., an independent accounting firm, as a consultant to the committee. Further, the Audit Committee receives directly or has access to extensive information from reviews and examinations by the Company's internal auditor, independent auditor and the various banking regulatory agencies having jurisdiction over the Company and its subsidiaries.

Item 11. Executive Compensation
The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 9 through 12 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 2004, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers," on pages 3 through 6 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 34 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 2004, is incorporated herein by reference. Additional information concerning the Company's equity compensation plan is set forth in Item 5 hereof.

Item 13. Certain Relationships and Related Transactions
The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 34 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 17, 2004 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional audit services rendered by KPMG LLP ("KPMG") for the audit of TrustCo's annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, and fees billed for other services provided by KPMG during 2003 and 2002.


                                                        2003             2002
                                                        ----             ----
         Audit fees                                  $ 212,000        $ 218,300
         Audit related fees(1)                          28,000           37,500
                                                     -----------    -----------
               Audit and audit related fees            240,000          255,800
         Tax fees(2)                                   285,265          199,965
         All other fees(3)                               ---             17,500
                                                     -----------    -----------
               Total fees                            $ 525,265        $ 473,265
                                                     =========        =========


          (1)Audit related fees in 2003 consisted of fees for audits of certain employee benefit plan financial statements and fees for an audit of Trustco Bank's collateral maintenance levels as required by the Federal Home Loan Bank of New York. In 2002, audit related fees consisted principally of fees for audits of certain employee benefit plan financial statements and due diligence services.
          (2)Tax fees consisted of fees for tax consultation and tax compliance services.
          (3)In 2002, all other fees consisted of fees for risk management and compliance program assistance provided in response to regulatory examination comments.

The Audit Committee preapproves all audit and nonaudit services provided by the Company's independent accountants. As such, all of the services described above were approved by the Audit Committee.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are incorporated herein by reference in item 8.

         Consolidated Statements of Condition -- December 31, 2003 and 2002.

         Consolidated Statements of Income -- Years Ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002, and 2001.

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

3(i)c Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 19, 1997.

3(i)d Certificate of Amendment of the Certificate of Incorporation of TrustCo Bank Corp NY, dated May 18, 1999.

3(ii)a Amended and Restated ByLaws of TrustCo Bank Corp NY, dated September 17, 2002.

10(a)             Restated 1985 TrustCo Bank Corp NY Stock Option Plan.

10(b) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18,2001.

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

10(d) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001.

10(e) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

10(f) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001.

10(g) Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCoBank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

Reg S-K
Exhibit No.  Description


10(i) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(j) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

10(k) Amended and Restated Trustco Bank, National Association Deferred Compensation Plan for Directors, dated September 18, 2001.

10(l)             Consulting Agreement Between TrustCo Bank Corp NY and Robert
                  A. McCormick.

11                Computation of Net Income Per Common Share.















----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

The following exhibits are filed herewith:

Reg S-K
Exhibit No.        Description


10(m) Amendment No.1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003.

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2003.

21                List of Subsidiaries of TrustCo.

23                Consent of Independent Certified Public Accountants.

24                Power of Attorney.

31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Reports on Form 8-K:


During the quarter ended December 31, 2003, TrustCo filed the following reports on Form 8-K:

November 18, 2003, reporting the declaration of a cash dividend.

December 16, 2003, regarding a press release declaring Trustco Restructures To Guide Growth.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         TrustCo Bank Corp NY

         By: /s/ Robert T. Cushing
         -----------------------
         Robert T. Cushing

         Executive Vice President and
         Chief Financial Officer


Date: March 12, 2004

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                        Title                          Date

 /s/ Robert J. McCormick         President and                  March 12,  2004
------------------------         Chief Executive Officer
Robert J. McCormick             (principal executive officer)


 /s/ Robert T. Cushing           Executive Vice President and   March 12,  2004
-------------------------        Chief Financial Officer
Robert T. Cushing               (principal financial and
                                 accounting officer)


         *                       Director                       March 12,  2004
-------------------------
Barton A. Andreoli

         *                       Director                       March 12, 2004
-------------------------
Joseph Lucarelli

         *                       Director                       March 12, 2004
-------------------------
Dr. Anthony J. Marinello

         *                       Director                       March 12, 2004
-------------------------
Robert A. McCormick

         *                       Director                       March 12, 2004
-------------------------
William D. Powers

         *                       Director                       March 12, 2004
-------------------------
William J. Purdy





                                              By: /s/ Robert M. Leonard
                                             ----------------------------
                                              *Robert M. Leonard, as Agent
                                               Pursuant to Power of Attorney

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

 10(k) Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated September 18, 2001, filed as Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001 is incorporated herein by reference.

 10(l)    Consulting Agreement Between TrustCo Bank Corp NY and Robert
          A. McCormick, dated October 11, 2002, filed as Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 2002 is incorporated herein by reference.

 10(m) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003, is filed herewith.

 11 Computation of Net Income Per Common Share. Note 11 on page 42 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.


 13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2003 are filed herewith.

 21       List of Subsidiaries of TrustCo, filed herewith

 23       Independent Auditors' Consent, filed herewith.

 24       Power of Attorney, filed herewith.

                                    Exhibits
Reg S-K
Item 601
Exhibit No.

 31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer is filed herewith.

 31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer is filed herewith.

 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of TheSarbanes-Oxley Act of 2002 is filed herewith.



                                GRAPHICS APPENDIX
                                                                     Cross
                                                                    Reference
                                                                     To Page
                                                                     Of Annual
                  Omitted Charts                                     Report


                  1  Return on Equity                                   6

                  2  Taxable Equivalent Net Interest
                        Income                                          8

                  3  Dividends Per Share                               16

                  4  Allowance for Loan Losses                         18

                  5  Allowance to Loans
                      Outstanding                                      18

                  6  Efficiency Ratio                                  22

                   The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.

                                    Exhibits


  Exhibit 10(m)
                                 AMENDMENT NO. 1
                                       TO
                              AMENDED AND RESTATED
                   TRUSTCO BANK CORP NY PERFORMANCE BONUS PLAN



    WHEREAS, TrustCo Bank Corp NY (hereinafter referred to as (the"Corporation")

maintains the TrustCo Bank Corp NY Performance Bonus Plan (hereinafter referred to as the "Plan"); and

    WHEREAS, the Corporation desires to amend said Plan, effective November 25, 2003;

    NOW, THEREFORE, the Corporation does hereby amend the Plan, effective

November 25, 2003, so that it will read as follows:

                                       I.

     Section 1.6 of the Plan is hereby deleted in its entirety and the following is substituted

lieu thereof:

          "Section 1.6 "Participant" means a key employee of the Company or a subsidiary of the Company who is designated by the Committee as eligible to participate in the Plan. An individual who has an Account in the Plan and whose employment with the Company terminates for reasons other than Cause within one year prior to a Change in Control will continue to be a Participant in the Plan. An individual who has an Account in the Plan, who terminates employment on or after attaining age 65 and who continues to serve as a Director of the Company after his termination, shall continue to be a Participant in the Plan until his service as a Director terminates."

     IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 1 to be executed by its duly authorized officer the 25th day of November, 2003.


ATTEST:                                     TRUSTCO BANK CORP NY



/s/ Robert M. Leonard                     By:  /s/ Robert T. Cushing
---------------------                        ---------------------
     Secretary

Exhibit 21


                         LIST OF SUBSIDIARIES OF TRUSTCO


Trustco Bank                                              Federally chartered
                                                          savings bank

ORE Subsidiary Corp.                                      New York corporation

Trustco Vermont Investment Company                        Vermont corporation
(Subsidiary of Trustco Bank)

Trustco Realty Corp.                                      New York corporation
(Subsidiary of Trustco Vermont
   Investment Company)












Each subsidiary does business under its own name. The activities of each are described in Part I, Item 1 of Form 10-K.

                                   Exhibit 23



 INDEPENDENT AUDITORS' CONSENT


The Board of Directors
TrustCo Bank Corp NY:

We consent to incorporation by reference in the registration statements, Form S-8 (No. 33-43153), Form S-8 (No. 33-67176), Form S-8 (No. 333-78811), and Form
S-3 (No. 333-75035) of TrustCo Bank Corp NY and subsidiaries of our report dated February 20, 2004, with respect to the consolidated statements of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 Annual Report on Form 10-K of TrustCo Bank Corp NY.

                                                       /s/ KPMG LLP


Albany, New York
March 12, 2004

                                   Exhibit 24

                                POWER OF ATTORNEY

The undersigned persons do hereby appoint Robert M. Leonard or Robert T. Cushing as a true and lawful Attorney In Fact for the sole purpose of affixing their signatures to the 2003 Annual Report (Form 10-K) of TrustCo Bank Corp NY to the Securities and Exchange Commission.

/s/Barton A. Andreoli                          /s/ Joseph Lucarelli
--------------------------                      ---------------------
Barton A. Andreoli                              Joseph Lucarelli

/s/Anthony J. Marinello                        /s/ Robert A McCormick
---------------------------                    ---------------------
Dr.Anthony J. Marinello                        Robert A. McCormick

/s/Richard J. Murray, Jr                       /s/ William D. Powers.
--------------------------                      ---------------------
Richard J. Murray, Jr                             William D. Powers

/s/William J. Purdy
--------------------------
William J. Purdy






Sworn to before me this
20th day of January 2004.

/s/Joan Clark
-------------------------
Notary Public

Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires Nov. 30, 2006

Exhibit 31(a)
                                  Certification

I, Robert J. McCormick, principal executive officer of TrustCo Bank Corp NY ("registrant"), certify that:

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

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:  March 12, 2004

     /s/ Robert J. McCormick
     ------------------
     Robert J. McCormick

     President and
     Chief Executive Officer

Exhibit 31(b)
                                  Certification

I, Robert T. Cushing, principal financial officer of TrustCo Bank Corp NY ("registrant"), certify that:

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

4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




     Date:  March 12, 2004

     /s/ Robert T. Cushing
     ------------------
     Robert T. Cushing

     Executive Vice President and
     Chief Financial Officer

Exhibit 32

                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


     In connection with the Annual Report of TrustCo Bank Corp NY (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that :


      1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                                  /s/ Robert J. McCormick
                                                   -----------------------
                                                   Robert J. McCormick
                                                   President and
                                                   Chief Executive Officer


                                                  /s/ Robert T. Cushing
                                                  --------------------------
                                                   Robert T. Cushing
                                                   Executive Vice President and
                                                   Chief Financial Officer





March 12, 2004