Form 10-Q
period 2004-03-31
TRUSTCO BANK CORP N Y
filed 2004-05-10
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended              Commission File Number 0-10592
                  March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares Outstanding
           Class of Common Stock                        as of May 6, 2004
        ---------------------------                    ----------------------
               $1 Par Value                                  74,402,146

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.  FINANCIAL INFORMATION                                    PAGE NO.
  ---------------------------------------------------------------------------
  Item 1. Interim Financial Statements (Unaudited): Consolidated        1
          Statements of Income for the Three Months Ended March 31, 2004
          and 2003

          Consolidated Statements of Condition as of March 31, 2004 and 2 December 31, 2003

          Consolidated Statements of Cash Flows for the Three Months    3 - 4
          Ended March 31, 2004 and 2003

          Notes to Consolidated Interim Financial Statements            5 - 9

          Independent Accountants' Review Report                        10

  Item 2. Management's Discussion and Analysis                          11 - 20

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    21

  Item 4. Controls and Procedures                                       21

  Part II.OTHER INFORMATION
  Item 1. Legal Proceedings                                             22

  Item 2. Changes in Securities,  Use of Proceeds and                   22
          Issuer Purchases of Equity Securities

  Item 3. Defaults Upon Senior Securities                               22

  Item 4. Submissions of Matters to Vote of Security  Holders           22

  Item 5. Other Information                                             22

  Item 6. Exhibits and Reports on Form 8-K                              23

                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)


                                                           3 Months  Ended
                                                               March 31

                                                         2004            2003
                                                         ----            ----
   Interest  income:
    Interest and fees on loans               $         18,781          24,586
    Interest on U. S. Treasuries and agencies          10,835           3,387
    Interest on states and political
     subdivisions                                       2,331           2,968
    Interest on mortgage-backed securities                893             991
    Interest and dividends on other securities            375           1,814
    Interest on federal funds sold and other short-term 1,194           1,655
     investments
                                               --------------------------------

       Total interest income                           34,409          35,401
                                               --------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                          390             511
       Savings                                          1,923           2,570
       Money market deposit accounts                      449             553
       Time deposits                                    6,403           7,719
    Interest on short-term borrowings                     178             347
    Interest on long-term debt                              3               6
                                               --------------------------------
      Total interest expense                            9,346          11,706
                                               --------------------------------

      Net interest income                              25,063          23,695
   Provision for loan losses                              150             300
                                               --------------------------------
      Net interest income after provision
       for loan losses                                 24,913          23,395
                                               --------------------------------

   Noninterest income:
    Trust department income                             1,467           1,399
    Fees for other services to customers                2,481           2,620
    Net gain on securities transactions                 4,186           3,096
    Other                                                 587             735
                                               --------------------------------
     Total noninterest income                           8,721           7,850
                                               --------------------------------

   Noninterest expenses:
    Salaries and employee benefits                      5,277           5,248
    Net occupancy expense                               1,924           1,702
    Equipment expense                                     453           1,226
    Professional services                                 804             620
    Outsourced services                                 1,123           1,250
    Other real estate expenses / (income)                (145)            (34)
    Other                                               3,072           2,657
                                              --------------------------------
     Total noninterest expenses                        12,508          12,669
                                               --------------------------------

      Income before taxes                              21,126          18,576
   Income taxes                                         6,993           5,384
                                               --------------------------------

       Net income                            $         14,133          13,192
                                               ================================

Net income per Common
Share:
       - Basic                               $          0.191           0.178
                                               ================================

       - Diluted                             $          0.188           0.175
                                               ================================


See accompanying notes to consolidated interim financial statements.



                              TRUSTCO BANK CORP NY
                Consolidated Statements of Condition (Unaudited)
                  (dollars in thousands, except per share data)

                                                             3/31/04                   12/31/03
                                                             -------                   --------
  ASSETS:

 Cash and due from banks                            $         69,970                     56,425

 Federal funds sold and other short-term investments         357,314                    355,257
                                                        ----------------           ----------------
   Total cash and cash equivalents                           427,284                    411,682
                                                        ----------------           ----------------

 Securities available for sale:
  U. S. Treasuries and agencies                              871,326                    863,658
  States and political subdivisions                          191,860                    191,727
  Mortgage-backed securities                                 180,398                     66,322
  Other                                                       48,090                     55,219
                                                         ----------------           ----------------
   Total securities available for sale                     1,291,674                  1,176,926
                                                         ----------------           ----------------

 Loans:
  Commercial                                                 193,915                    193,613
  Residential mortgage loans                                 779,218                    783,591
  Home equity line of credit                                 177,433                    171,078
  Installment loans                                           12,976                     14,365
                                                         ----------------           ----------------

   Total loans                                             1,163,542                  1,162,647
 Less:
  Allowance for loan losses                                   48,110                     48,739
  Unearned income                                                356                        381
                                                         ----------------           ----------------
  Net loans                                                1,115,076                  1,113,527
                                                         ----------------           ----------------

 Bank premises and equipment                                  20,212                     20,168
 Other assets                                                 46,609                     55,816
                                                         ----------------           ----------------

    Total assets                                    $      2,900,855                  2,778,119
                                                         ================           ================

  LIABILITIES:
 Deposits:
  Demand                                            $        198,119                    197,116
  Interest-bearing checking                                  320,373                    334,038
  Savings                                                    795,517                    780,862
  Money market deposit accounts                              164,746                    159,645
  Certificates of deposit (in denominations of
   $100,000 or more)                                         173,746                    170,423
  Other time deposits                                        783,930                    777,726
                                                          ----------------           ----------------
   Total deposits                                          2,436,431                  2,419,810

 Short-term borrowings                                       102,785                     90,608
 Long-term debt                                                  191                        239
 Due to broker, net                                           90,360                        ---
 Accrued expenses and other liabilities                       36,872                     40,700
                                                           ----------------           ----------------

   Total liabilities                                       2,666,639                  2,551,357
                                                            ----------------          ----------------

  SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares
 authorized, and 81,425,153 and 80,711,016 shares
 issued March 31, 2004 and December 31, 2003, respectively    81,425                     80,711
 Surplus                                                     106,910                    103,611
 Undivided profits                                            81,070                     78,051
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale       25,015                     21,042
 Treasury stock at cost - 7,103,201 and 6,765,119 shares at
   March 31, 2004 and December 31, 2003, respectively        (60,204)                   (56,653)
                                                         ----------------           ----------------

   Total shareholders' equity                                234,216                    226,762
                                                        ----------------           ----------------

   Total liabilities and shareholders' equity      $       2,900,855                  2,778,119
                                                        ================           ================

 See accompanying notes to consolidated interim financial statements.




                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                                 2004                     2003
                                                                        ----------------          ----------------

Cash flows from operating activities:
Net income                                                              $  14,133                    13,192
                                                                        ----------------          ----------------

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               519                       800
  Provision for loan losses                                                   150                       300
  Net gain on securities transactions                                      (4,186)                   (3,096)
  Deferred tax benefit                                                       (959)                     (295)
  (Increase)/decrease in taxes receivable                                    (905)                    5,680
  Decrease/(increase) in interest receivable                                  232                        (4)
  Decrease in interest payable                                                (94)                     (210)
  Decrease in other assets                                                  8,208                       242
  Decrease in accrued expenses and other liabilities                       (3,737)                   (9,953)
                                                                        ----------------          ----------------
    Total adjustments                                                        (772)                   (6,536)
                                                                        ----------------          ----------------

Net cash provided by operating activities                                  13,361
                                                                                                      6,656
                                                                        ----------------          ----------------

Cash flows from investing activities:

  Proceeds from sales and calls of securities available for sale          276,136                   167,544
  Purchase of securities available for sale                              (289,784)                 (281,906)
  Proceeds from maturities and calls
   of securities available for sale                                            50                       530
  Net (increase)/decrease  in loans                                        (1,699)                   74,385
  Capital expenditures                                                       (563)                     (392)
                                                                        ----------------          ----------------

    Net cash used in investing activities                                 (15,860)                  (39,839)
                                                                        ----------------          ----------------

Cash flows from financing activities:

  Net increase in deposits                                                 16,621                    26,148
  Net increase in short-term borrowings                                    12,177                     3,248
  Repayment of long-term debt                                                 (48)                      (46)
  Proceeds from exercise of stock options                                   5,134                     1,953
  Proceeds from sale of treasury stock                                      1,947                     1,904
  Purchase of treasury stock                                               (6,618)                   (5,199)
  Dividends paid                                                          (11,112)                  (11,587)
                                                                        ----------------          ----------------

    Net cash provided by financing activities                              18,101                    16,421
                                                                        ----------------          ----------------

Net increase/(decrease) in cash and cash equivalents                       15,602                  (16,762)

Cash and cash equivalents at beginning of period                          411,682                   606,082
                                                                        ----------------          ----------------

Cash and cash equivalents at end of period                             $  427,284                   589,320
                                                                        ================          ================

See accompanying notes to consolidated interim financial statements.
(Continued)


                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (dollars in thousands)



SUPPLEMENTAL INFORMATION:
THREE MONTHS ENDED March 31,                 2004               2003
                                          ---------          -----------


  Interest paid                           $ 9,440                    11,916
  Increase in due to broker, net           90,360                      ---
  Income taxes paid                             8                      ---
  Increase/(decrease) in dividends payable      2                      (487)
  Change in unrealized gain on securities
   available for sale - gross              (6,604)                    6,159
  Change in deferred tax effect on unrealized gain
   on securities available for sale         2,631                    (2,755)






































See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2003 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month periods ended March 31, 2004 and 2003 follows:


                                                                       Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
For the quarter ended March 31, 2004:

  Basic EPS:
     Net income available to
     Common shareholders                                  $14,133               74,129                     $0.191

  Effect of Dilutive Securities:
     Stock options                                         ------                  946                     -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                             $14,133               75,075                     $0.188
                                                      ================= ========================== ===================

  For the quarter ended March 31, 2003:

  Basic EPS:
     Net income available to
     Common shareholders                                  $13,192               74,248                     $0.178
  Effect of Dilutive Securities:
     Stock options                                        -------                  937                     -------

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                             $13,192               75,185                      $0.175
                                                      ================= ========================== ===================


3.       Stock Option Plans
The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended March 31, 2004 and 2003 would have been as follows:

(dollars in thousands except per share data)

                                                   2004                  2003
                                            -----------------------------------
  Net income:
      As reported                               $14,133                13,192
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                              (165)                  (231)
                                             ----------------------------------
      Pro forma net income                      $13,968                 12,961
                                                 ======                  =====
 Earnings per share:
      Basic - as reported                        $ .191                   .178
      Basic - pro forma                            .188                   .175

      Diluted - as reported                        .188                   .175
      Diluted - pro forma                          .186                   .172


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. No options were granted in the first quarter of 2004.

4.      Comprehensive Income
Comprehensive income includes the reported net income of a company adjusted for items that are accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items, minimum pension liability adjustments, and certain derivative gains and losses. At the Company, comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is a component of shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

Comprehensive income for the three month periods ended March 31, 2004 and 2003 was $18,106,000 and $9,787,000, respectively.

The following summarizes the components of other comprehensive income/(loss):

                                                        (dollars in thousands)
  Unrealized net holding gain arising during the
  three months ended March 31, 2004, net of tax
 (pre-tax gain of $10,790).                                     $ 6,491

  Reclassification adjustment for net gain realized
  in net income during the three months ended
  March 31, 2004, net of tax (pre-tax gain of
  $4,186).                                                       (2,518)
                                                             --------------
  Other comprehensive income - three months
  ended March 31, 2004                                          $ 3,973
                                                              ==============


  Unrealized net holding loss arising during the
  three months ended March 31, 2003, net of tax
 (pre-tax loss of $3,063).                                      $(1,548)

  Reclassification adjustment for net gain realized
  in net income during the three months ended
  March 31, 2003 net of tax (pre-tax gain of
 $3,096).                                                        (1,857)
                                                               --------------

  Other comprehensive loss - three months ended
  March 31, 2003                                                $(3,405)
                                                               ==============

5.       Benefit Plans
The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three months ended March 31, 2004 and 2003 for its pension and other postretirement benefit plans:

Components of Net Periodic Benefit Cost

                                                          Pension Benefits                       Other Postretirement Benefits
                                                              2004               2003               2004               2003

Service cost                                                       $ 216                174                  1                  1

Interest cost                                                        410                352                  8                 12

Expected return on plan assets                                      (511)              (416)              (189)               (94)

Amortization of prior service cost                                    38                  6               (114)              (101)

Amortization of the net (gain) loss                                    -                  -                  -                (11)

Net periodic benefit cost                                          $ 153                116               (294)              (193)



Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it did not expect to make any contributions to its pension and postretiremnt benefit plans in 2004. As of March 31, 2004, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2004.







6.       Impact of Changes in Accounting Standards
In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106". This statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement generally is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company's disclosures in the December 31, 2003 and March 31, 2004 consolidated financial statements incorporate the requirements of the revised Statement 132.

7.       Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.2 million at March 31, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2004 was insignificant.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.




/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
April 13, 2004

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                 March 31, 2004

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2004, with comparisons to 2003 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2003 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2004 and 2003.

Overview
TrustCo recorded net income of $14.1 million, or $0.188 of diluted earnings per share for the three months ended March 31, 2004, as compared to net income of $13.2 million or $0.175 of diluted earnings per share in the same period in 2003.

The primary factors accounting for the year to date increases were:

   . Increase in net interest income attributable to growth in average interest earning assets of $91.8 million to $2.67 billion in 2004 as compared to $2.57 billion in 2003, and

   . Increases in noninterest income from $7.9 million to $8.7 million in 2004, primarily due to an increase in the net gain on securities transactions.

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

The following Management's Discussion and Analysis for the first quarter of 2004 compared to the comparable period in 2003 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2003 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2003 compared to 2002. Most of the same market factors discussed in the 2003 Annual Report also had a significant impact on the first quarter 2004 results.

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

Interest rates have remained at historical lows during the first quarter of 2004 with the federal funds rate at 1.00%. For the first quarter of 2003, the federal funds rate was 1.25%. These rates have a significant affect on the general marketplace and impact the rates earned on loans and investments and paid on deposits. As will be described in this management's discussion and analysis, the effect of this prolonged low interest rate environment has caused the average yield on the interest earning assets to decrease from 5.81% for the first quarter of 2003 to 5.36% for the comparable period in 2004, a reduction of 45 basis points. Along with this reduction in the yield on assets, there has been a corresponding decrease in the rates paid on interest bearing liabilities from 2.11% in 2003 to 1.62% in 2004, a 49 basis point decrease. The net effect of these changes resulted in a net interest margin of 3.96% for 2003's first quarter and 3.95% for 2004's first quarter.

Subsequent to the end of the first quarter 2004, there has been a significant increase in bond yields in the marketplace. As an example, the 10-year treasury bond yielded 3.84% at the end of the first quarer of 2004 and has increased in excess of 50 basis points to yield 4.40% in late April. This increase has significant implications on the fair value of the assets and liabilities on the balance sheet along with interest income implications as the Company reinvests excess liquidity at higher interest rates. Through mid-April there has not yet been a noticeable corresponding increase in rates on interest-bearing liabilities. The securities available for sale portfolio is reflected on the consolidated financial statements at fair value. These higher market interest rates will cause a reduction in the fair value of the securities available for sale portfolio.

Earning Assets
Total average interest earning assets increased from $2.57 billion in 2003 to $2.67 billion in 2004 with an average yield of 5.81% in 2003 and 5.36% in 2004. Income on average earning assets decreased by $1.6 million during this same time-period from $37.3 million in 2003 to $35.7 million in 2004. The decrease in interest income on earning assets was attributable to the decrease in yield on these assets offset by the increase in average balances.

Loans
The average balance of loans was $1.38 billion in 2003 and $1.16 billion in 2004. The yield on loans decreased from 7.12% in 2003 to 6.55% in 2004. The combination of the lower average balances and the lower rates resulted in a decrease in the interest income on loans by $5.8 million.

Compared to the first quarter of 2003, the average balance of the loan portfolio during the first quarter of 2004 decreased primarily as a result of residential mortgages, though decreases were also noted in the commercial and installment loan areas. The average balance of residential mortgage loans was $1.03 billion in 2003 compared to $782 million in 2004, a decrease of 23.8%. The average yield on residential mortgage loans decreased by 48 basis points in 2004 compared to 2003.

TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have dropped significantly as a result of national economic policy in the United States. During this period of falling interest rates TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets. However, the decrease in the residential mortgage loan portfolio reflects the results of historical low interest rates in the residential loan area and the desire by loan customers to obtain these historic low rates. In light of TrustCo's decision to hold loans in portfolio, management made the decision to offer loans at slightly higher interest rates compared to the local competition. The end result was the decline in balances in this portfolio from a combination of lower originations and higher prepayments from refinancings with other lenders. TrustCo was successful in its marketing efforts with respect to the unique aspects of its loan products, however, these successes were not enough to offset the amount of refinancings as a result of customers looking for absolutely the lowest interest rates being offered in the marketplace.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in long-term interest rates. Consequently the significant amount of refinancing that has occurred during 2003 may be completed with only residual effects into 2004. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area.

The impact of the decrease in the benchmark interest rate indexes (prime rate, federal funds, etc.) is apparent in the decrease in the yield earned in the commercial and home equity loan portfolios. The rates earned in 2004 were 66 bp, and 34 bp, respectively, less than in the first three months of 2003.

Securities Available for Sale
Securities available for sale had an average balance of $1.03 billion during the quarter ended March 31, 2004, as compared to $649.0 million in 2003. These balances earned an average yield of 6.12% in 2004 and 6.83% in 2003. This resulted in interest income on securities available for sale of $15.7 million in 2004 and $11.1 million in 2003.

Within the portfolio of securities available for sale, there was a $496.0 million increase in the average balance of US Treasury and agency obligations from $249.5 million in the first quarter of 2003 to $745.5 million for the comparable period in 2004. The yield on this category of securities increased from 5.44% in 2003 to 5.81% in 2004.

The increased balances of securities available for sale was in response to the historically low yield available in the federal funds marketplace, increased cash flow as a result of loan refinancing and deposit inflows. Though the investment yields on 2004 purchases are overall lower than the yield earned on the existing securities portfolio, the new investments provide additional interest income and help to offset the loss of interest income from other areas. Virtually all of the new purchases of US Treasury and agency obligations were callable agency bonds issued by Freddie Mac, FNMA and the FHLB. These bonds have call features that allow the issuer to redeem the bonds at predetermined times.

At March 31, 2004 there was a net $90.4 million due to broker liability which represents security transactions that had been executed but not settled with the brokers at that date. The underlying security transactions are reflected in the securities available for sale portfolio. At March 31, 2004, $242.7 million of purchases and $152.3 million of sales had not yet settled. All of these transactions settled during the first week of April 2004.

Federal Funds Sold and Other Short-term Investments
The 2004 first quarter average balance of federal funds sold and other short-term investments was $476.0 million, $64.5 million less than the $540.6 million in 2003. The portfolio yield decreased from 1.24% in 2003, to 1.00% in 2004. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $461 thousand from $1.7 million in 2003 to $1.2 million in 2004.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.10 billion during 2003 to $2.23 billion in 2004, and the average rate paid decreased from 2.19% for 2003 to 1.66% for 2004. Total interest expense on these deposits decreased $2.2 million to $9.2 million.

Average demand deposit balances increased by 12.5% during the period from the first quarter of 2003 to the first quarter of 2004. The average balance was $173.4 million in 2003, and $195.1 million in 2004.

Average short-term borrowings for the quarter were $99.6 million in 2004 compared to $148.3 million in 2003. The average rate decreased during this time period from 0.95% in 2003 to 0.72% in 2004. In the prior year, the largest component of short-term borrowings was the Trustco Short Term Investment account which was only available to Trustco Trust Department customers. The decrease in the average balance of short-term borrowings is due to the decision made in 2003 to move the funds from the Trustco Short Term Investment account to independent third party funds.

Net Interest Income
Taxable  equivalent  net interest  income  increased  by $758  thousand to $26.4 million in 2004. The net interest spread increased from 3.70% in 2003 to 3.75% in 2004. The net interest margin decreased by 1 basis point to 3.95% for the first quarter of 2004.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of March 31, 2004.

Nonperforming loans: Total nonperforming loans were $3.1 million at March 31, 2004, a decrease from the $5.5 million of nonperforming loans at March 31, 2003. There were no nonaccrual loans at March 31, 2004 compared to $1.3 million at March 31, 2003. Restructured loans were $3.1 million at March 31, 2004 compared to $4.2 million at March 31, 2003.

Virtually all of the nonperforming loans at March 31, 2004 and 2003 are residential real estate or retail consumer loans. Historically the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

   . The  overall   emphasis  within  TrustCo  for  residential  real  estate
     originations,
   . The  relatively  weak  economic  environment  in  the  upstate  New  York territory, and
   . The relative reduction in real estate values in selected sections of TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral value that supports the real estate loans.

Consumer defaults and bankruptcies have increased dramatically over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

Total impaired loans at March 31, 2004 of $2.9 million, consisted of restructured retail loans. During the first quarter of 2004, there were $8 thousand of commercial loan charge offs, $81 thousand of consumer loan charge offs and $1.9 million of residential mortgage loan charge offs as compared with $5 thousand of commercial loan charge offs, $114 thousand of consumer loan charge offs and $2.1 million of residential mortgage loan charge offs in the first quarter of 2003. Recoveries during the quarter were $1.2 million in 2004 and $372 thousand in 2003.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At March 31, 2004, the allowance for loan losses was $48.1 million, which represents a decrease from the $51.0 million in the allowance at March 31, 2003. The allowance represents 4.13% of the loan portfolio as of March 31, 2004 compared to 3.79% at March 31, 2003. The provision charged to expense was $150 thousand in 2004 compared to $300 thousand for 2003.

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

In the Company's primary market areas, consumer bankruptcies and defaults in general have risen significantly since the 1990's. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.

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

Noninterest Income
Total noninterest income for the first quarter was $8.7 million, compared to $7.9 million in 2003. Included in the first quarter results are net securities gains of $4.2 million in 2004, and $3.1 million in 2003. Excluding these securities transactions, noninterest income decreased slightly from $4.8 million in 2003 to $4.5 million in 2004.

Trust department income increased slightly to $1.5 million for the first quarter of 2004. Trust department assets under management were $861 million at March 31, 2003 compared to $961 million at March 31, 2004.

Noninterest Expenses
Total noninterest expense decreased from $12.7 million for the three months ended March 31, 2003 to $12.5 million for the three months ended March 31, 2004. Within the category of noninterest expense, salaries and employee benefits remained virtually unchanged at $5.3 million for 2004 and $5.2 million for 2003.

Net occupancy expense increased by $222 thousand as a result of additional cost for new branch operations and the increased cost of utilities in 2004 compared to 2003. Equipment expense decreased by $773 thousand as a result of the reduced computer expense due to contracts not being renewed in 2004. Outsourced services decreased from $1.3 million in the first quarter of 2003 to $1.1 million for the comparable period in 2004. These costs are for data processing, item processing, and trust operations that were outsourced to a third party late in 2002.

Changes in other components of noninterest expense are the results of normal banking activities and the increased activities associated with new branching facilities.

Income Taxes
In the first quarter of 2004, TrustCo recognized income tax expense of $7.0 million as compared to $5.4 million for 2003. The effective tax rates were 33.1% and 29.0% for the first quarter of 2004 and 2003, respectively. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2004 was $234.2 million, an increase from the $226.8 million at year-end 2003. TrustCo declared dividends of $0.150 per share in the first quarters of 2004 and 2003. These results represent a dividend payout ratio of 78.7% in 2004 and 84.1% in 2003.

In addition, since year end 2003 TrustCo's total shareholders' equity has been effected by the purchase of $4.7 million in additional treasury stock, an increase in the accumulated other comprehensive income from the unrealized gain on securities available for sale of $4.0 million and the issuance of common stock as a result of stock option exercises of $5.1 million.

The Company achieved the following ratios as of March 31, 2004 and 2003:

                                              March 31,     Minimum Regulatory
                                        2004             2003     Guidelines
                                        ---------------------------------------
        Tier 1 risk adjusted
                 capital              16.44%            15.63          4.00

        Total risk adjusted
                 capital              17.72             16.91          8.00


In addition, at March 31, 2004 and 2003, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.27% and 7.75%, respectively, compared to a minimum regulatory requirement of 4.00%.

Critical Accounting Policies:
Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.


Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.








                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                             STATISTICAL DISCLOSURE

        I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $22.2 million in 2004 and $27.5 million in 2003. The subtotals contained In the following table are the arithmetic totals of the items contained in that category.

                                 First        2004                  First      2003
                                Quarter                            Quarter
                               -------------- -------    --------- ---------- --------- -------- --------- ---------  -----------
                                Average       Interest    Average  Average     Interest Average  Change in  Variance   Variance
(dollars in thousands)          Balance                   Rate     Balance              Rate      Interest   Balance      Rate
                                                                                                  Income/     Change     Change
                                                                                                  Expense

     Assets

Commercial loans          $    192,396 $       3,305      6.87%   $ 201,548 $   3,785    7.53%     (480)       (165)      (315)
Residential mortgage loans     782,261        13,430      6.87%   1,026,271    18,848    7.35%   (5,418)     (4,251)    (1,167)
Home equity lines of credit    174,379         1,681      3.88%     142,262     1,479    4.22%      202         862       (660)
Installment loans               12,735           374     11.83%      14,829       492   13.46%     (118)        (63)       (55)
                               -----------    --------  --------   ---------- --------- --------  ---------  --------- -----------

Loans,net of unearned income 1,161,771        18,790      6.55%   1,384,910    24,604    7.12%   (5,814)     (3,617)    (2,197)

Securities available for sale:
 U.S. Treasuries and agencies  745,506        10,837      5.81%     249,485     3,391    5.44%    7,446       7,200        246

 Mortgage-backed securities     68,482           893      5.22%      59,666       991    6.64%      (98)        676       (774)
 States and political
  subdivisions                 180,497         3,497      7.75%     222,949     4,467    8.01%     (970)       (840)      (130)
 Other                          34,031           523      6.16%     116,921     2,228    7.63%   (1,705)     (1,329)      (376)

                               -----------    --------   --------  ----------  -------- --------- --------- ------------ ----------

   Total securities available
for sale                     1,028,516        15,750      6.12%     649,021    11,077    6.83%    4,673       5,707     (1,034)

Federal funds sold and other
  short-term investments       476,031         1,194      1.00%     540,556     1,655    1.24%     (461)      (190)      (271)

                              -----------    ----------  --------- ----------  --------- -------- ---------- ----------- ----------

  Total Interest earning
assets                       2,666,318        35,734     5.36%    2,574,487    37,336    5.81%   (1,602)     1,900      (3,502)
                                             -----------------                 ----------------------------------------------------
Allowance for loan losses      (49,497)                             (52,682)
Cash and non-interest earning
assets                         164,942                              168,211
                             -----------                            --------

  Total assets      $        2,781,763                          $ 2,690,016
                            ===========                           ========

Liabilities and shareholders'equity
 Deposits:

 Interest bearing checking  $  325,842           390     0.48%    $ 319,117       511    0.65%     (121)        72        (193)

 Money market accounts         163,404           449     1.10%      144,143       553    1.55%     (104)       381        (485)

 Savings                       784,639         1,923     0.99%      725,211     2,570    1.44%     (647)     1,241      (1,888)
 Time deposits                 952,137         6,403     2.70%      911,445     7,719    3.43%   (1,316)     2,093      (3,409)

                             -----------    -------------------------------    ---------------------------------------------------

  Total interest bearing
deposits                     2,226,022         9,165     1.66%    2,099,916    11,353    2.19%   (2,188)     3,787      (5,975)
Short-term borrowings           99,644           178     0.72%      148,306       347    0.95%     (169)       (97)        (72)
Long-term debt                     207             3     5.62%          397         6    5.93%       (3)        (3)         ---

                             -----------    ------------------------------     ---------------------------------------------------

  Total interest bearing
liabilities                  2,325,873         9,346     1.62%    2,248,619    11,706    2.11%   (2,360)     3,687      (6,047)
                                              ------                          --------          -----------------------------------
Demand deposits                195,052                              173,400
Other liabilities               30,436                               36,161
Shareholders' equity           230,402                              231,836
                             -----------                            --------

  Total liab. & shareholders'
equity                    $  2,781,763                          $ 2,690,016
                            ===========                          ==========

Net interest income                           26,388                           25,630               758     (1,787)      2,545
                                              ------                          --------          ---------------------------------

Net interest spread                                      3.74%                           3.70%
Net interest margin (net
interest
 Income to total interest
earning
   assets)                                               3.95%                           3.96%

Tax equivalent adjustment                     (1,325)                          (1,935)
                                              ------                            ------

   Net interest income per book           $   25,063                        $  23,695
                                              ======                           ======


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2003 the Company is subject to interest rate risk as its principal market risk. As noted in Item 2 (Management's Discussion and Analysis for the three months ended March 31, 2004), the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. The average balance of federal funds sold and other short-term investments has decreased from $540.6 million in 2003 to $476.0 million in 2004. As investment opportunities presented themselves, management began investing funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the second quarter. The Company believes there was no significant change to its interest rate risk during the first quarter of 2004.

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

                           PART II

                          OTHER INFORMATION
Item 1.                   Legal Proceedings

                          None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities



         ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                                                               Total          Maximum
                                                             Number of        Number
                                                               Shares        of Shares
                                                            Purchased as     that May
                                                              Part of         Yet Be
                                   Total       Average        Publicly       Purchased
                                 Number of      Price        Announced       Under the
                                  Shares       Paid per       Plans or       Plans or
            Period               Purchased      Share         Programs       Programs
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


    January 1 - January 31          106,682     $ 13.76                  0      N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


   February 1 - February 29         231,300     $ 13.74                  0      N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


      March 1 - March 31            145,000     $ 13.60                  0      N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


            Total                   482,982     $ 13.70                  0      N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


All 482,982 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company amd for quarterly sales to the dividend reinvestment plan.




Item 3.                   Defaults Upon Senior Securities

                          None.

Item 4.                   Submissions of Matters to Vote of Security Holders

                          None.

Item 5.                   Other Information

                          None.

Item 6.                   Exhibits and Reports on Form 8-K

  (a)  Exhibits

Reg       S-K       (Item       601)        Exhibit       No.        Description
-------------------------------------------------------------------------------
10(a) Amended and Restated  Employment  Agreement between Trustco Bank,  TrustCo
      Bank Corp NY and Scot R. Salvador, dated January 1, 2004.

10(b) Service Bureau  Processing  Agreement by and between Fidelity  Information
      Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004.

10(c) Amendment No.2 to Amended and Restated Retirement Plan of Trustco Bank, dated March 16, 2004.

31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


  (b)  Reports on Form 8-K

During the quarter ended March 31, 2004, TrustCo filed the following reports on Form 8-K:

January 20, 2004, regarding two press releases dated January 20, 2004, detailing fourth quarter and full year financial results.

February 17, 2004, regarding a press release dated February 17, 2004, declaring a cash dividend of $0.15 per share payable on April 1, 2004, to shareholders of record at the close of business on March 5, 2004.

  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           TrustCo Bank Corp NY


                           By: /s/ Robert J. McCormick
                           --------------------------
                           Robert J. McCormick
                           President
                           and Chief Executive Officer




                            By: /s/ Robert T. Cushing
                            --------------------------
                            Robert T. Cushing
                            Executive Vice President
                            and Chief Financial Officer











  Date:  May 10, 2004

                                 Exhibits Index


Reg             S-K             Exhibit             No.              Description
-------------------------------------------------------------------------------
10(a) Amended and Restated  Employment  Agreement between Trustco Bank,  TrustCo
      Bank Corp NY and Scot R. Salvador, dated January 1, 2004.

10(b) Service Bureau  Processing  Agreement by and between Fidelity  Information
      Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004.

10(c) Amendment No.2 to Amended and Restated Retirement Plan of Trustco Bank, dated March 16, 2004.

31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

                                    Exhibits

  Exhibit 10(a)




                              AMENDED AND RESTATED

                              EMPLOYMENT AGREEMENT

                                     between

                                  TRUSTCO BANK,

                              TRUSTCO BANK CORP NY

                                       and

                                SCOT R. SALVADOR

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

     NOW, THEREFORE, the Agreement is hereby amended and restated in its entirety, effective as of January 1, 2004, as provided below:

     1. Engagement. The Companies agree to engage the Executive and the Executive agrees to serve the Companies as an Executive.

     2. Term. The term of this Agreement shall continue until December 31, 2005. Beginning on January 1, 2006, on January 1 of each and every third year thereafter, the term of this Agreement shall be extended for an additional three year period, automatically, unless the Executive is notified 180 days in advance by the method set forth in Section 11 herein to the contrary ("Nonrenewal Notice"). Nothing contained herein, however, shall be construed to extend the Executive's right to employment beyond the age of 70 years or the then mandatory retirement age in effect, whichever shall be greater.

     3. Purpose and Effect. The purpose of this Agreement is to provide Termination Benefits, as defined in Section 9 hereof, in the event of a Termination, as defined in Section 8 hereof.

     4. Services. The Executive shall exert Executive's best efforts and devote substantially all of Executive's time and attention to the affairs of the Companies. The Executive shall perform the duties which are generally assigned to executives in similar positions in corporations of similar size as the Companies. The Executive shall report directly to the Chief Executive Officer.

     5. Compensation. For purposes of this Agreement, Annual Compensation shall be deemed to include the Executive's Annual Base Salary, plus any amount payable pursuant to the Executive Officer Incentive Plan. The Executive shall be paid by the Companies the Annual Base Salary provided on Schedule A attached hereto, which Annual Base Salary shall be paid biweekly. Thereafter, Annual Compensation shall be negotiated between the parties hereto and shall be deemed a part of this Agreement, provided, however, that Annual Base Salary shall not be less than the immediately preceding calendar year. In the event of a Change in Control the Incentive Award payable pursuant to the Executive Officer Incentive Plan shall not be reduced as a result of charges taken in connection with or as a result of the Change in Control.

     6. Retirement and Pension. As further  compensation for the services of the
Executive:

     (a) The Executive shall be allowed to participate fully in any disability, death benefit, retirement, or pension plans maintained by the Companies, pursuant to the terms of such plans. Nothing in this Agreement shall be construed as a waiver of any of the terms of or conditions precedent to participation in such plans; and

     (b) Upon termination of the Executive's employment due to retirement (defined as the earliest retirement date applicable to the Executive under the Retirement Plan of Trustco Bank, National Association) or Disability (as defined herein), the Companies shall, for the longer of the life of the Executive or the life of the Executive's spouse, provide, at no charge or premium, to the Executive and Executive's family (which shall include the Executive's spouse and the Executive's children for so long as the children meet the status requirements as set forth by the medical and health insurance providers) the medical and health insurance benefits (including dental and prescription drug benefits) substantially similar to those which Executive and Executive's family were receiving immediately prior to Executive's Termination by the Companies under the Companies' medical insurance plan and Executive Medical Reimbursement Plan, provided, however, that the combined benefits shall not be less than those Executive is receiving as of the date hereof, and shall not be modified without the Executive's consent. The Companies shall provide to the Executive the life insurance provided to similarly situated retirees by the Companies under the Companies' insurance plan. The obligations of the Companies pursuant to this subsection (b) shall survive the termination of this Agreement. For purposes of this Agreement, the term "Disability" means a mental or physical condition which
(i) in the opinion of a physician mutually agreed upon by the boards of directors of the Companies and the Executive, will prevent the Executive from carrying out the material job responsibilities or duties to which the Executive was assigned at the time the disability was incurred, and (ii) is expected to last for an indefinite duration or a duration of more than six months.

7.       Termination of Employment.

     (a) If (i) there shall be a Termination (as defined in Section 8 hereof) of the Executive from either of the Companies for any reason other than Good Cause (as hereinafter defined) or retirement at the mandatory retirement age and (ii) such Termination is within 12 months prior to, or within two years after, a Change in Control (as defined in subsection (b) of this Section) of either of the Companies, then the Executive shall receive upon such Termination the Termination Benefits set forth herein. For purposes of this Agreement, "Good Cause" shall be limited to Executive's commission of an act of fraud, embezzlement or theft constituting a felony against either of the Companies as finally determined by a court of competent jurisdiction or an unequivocal admission by the Executive.

     (b) A "Change in Control" of either of TrustCo or the Bank (hereinafter collectively referred to as the "Applicable Entities") means any of the following events: (i) any individual, corporation (other than any of the Companies), partnership, trust, association, pool, syndicate, or any other entity or group of persons acting in concert becomes the beneficial owner, as that concept is defined in Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, of securities of either of the Applicable Entities possessing 20% or more of the voting power for the election of directors of either of the Applicable Entities; (ii) there shall be consummated any consolidation, merger or other business combination involving either of the Applicable Entities or the securities of either of the Applicable Entities in which holders of the voting securities of either of the Applicable Entities immediately prior to such consummation own, as a group, immediately after such consummation, voting securities of either of the Applicable Entities (or, if either of the Applicable Entities does not survive such transaction, voting securities of the entity or entities surviving such transaction) having 60% or less of the total voting power in an election of directors of either of the Applicable Entities (or such other surviving entity or entities); (iii) during any period of two consecutive years, individuals who at the beginning of such period constitute the directors of either of the Applicable Entities cease for any reason to constitute at least a majority thereof unless the election, or nomination for election by either of the Applicable Entities' shareholders, of each new director of either of the Applicable Entities was approved by a vote of at least two-thirds of the directors of either of the Applicable Entities then still in office who were directors of either of the Applicable Entities at the beginning of any such period; (iv) removal by the stockholders of all or any of the incumbent directors of either of the Applicable Entities other than a removal for cause; and (v) there shall be consummated at any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of either of the Applicable Entities to a party which is not controlled by or under common control with either of the Applicable Entities.

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

     8. Termination. Termination shall include, but is not limited to: (i) any reduction in the Executive's Annual Base Salary or executive incentive compensation, Disability, death or pension benefits (unless such reductions shall have been applied to all Bank employees as a part of a validly adopted plan of cost containment), or (ii) any change in the reporting duties of the Executive so that the Executive is no longer reporting directly to the Chief Executive Officer or (iii) any reduction in Executive's duties, as determined by Executive in Executive's sole discretion, such that Executive's duties as so reduced are not appropriate to or commensurate with the Executive's position as Senior Vice President, or (iv) either Companies' relocation or a change in the Executive's base location, or (v) a Nonrenewal Notice given pursuant to Section 2 of this Agreement, or (vi) the unilateral election of the Executive to terminate this Agreement. Such election shall be communicated to the Companies pursuant to Section 11 hereof.

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


                  To the Companies: TrustCo Bank Corp NY
                                    Trustco Bank
                                    5 Sarnowski Drive
                                    Glenville, NY  12302

                  To the Executive: Scot R. Salvador

                                    -------------------

                                    -------------------

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

                            (signature page follows)

     IN WITNESS WHEREOF, TrustCo, the Bank and the Executive have caused this Amended and Restated Agreement to be executed on January 2, 2004.

ATTEST:                                     TRUSTCO BANK CORP NY



 /s/ Robert M. Leonard                         By:/s/ Robert J. McCormick
---------------------------------              --------------------------------
Robert M. Leonard                                     Robert J. McCormick
Secretary                                             President & CEO

ATTEST                                      TRUSTCO BANK



 /s/ Robert M. Leonard                          By:/s/ Robert J. McCormick
---------------------------------              --------------------------------
Robert M. Leonard                                    Robert J. McCormick
Secretary                                              President & CEO

                                                    AGREEMENT OF EXECUTIVE


                                              /s/ Scot R. Salvador
                                             ---------------------------------
                                                    SCOT R. SALVADOR

          Schedule A to Agreement among Companies and Scot R. Salvador
---------------------------------------- --------------------------------------
  Calendar Year                Annual Salary            Approval of Companies
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
       2004
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
       2005
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
       2006
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
       2007
---------------------------------------- --------------------------------------
---------------------------------------- --------------------------------------
       2008
---------------------------------------- --------------------------------------

Exhibit 10(b)



                       SERVICE BUREAU PROCESSING AGREEMENT


                                 by and between


                       FIDELITY INFORMATION SERVICES, INC.


                                       and


                              TRUSTCO BANK CORP NY


                                  March 3, 2004






MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SEC.

                                TABLE OF CONTENTS



1.   SERVICES................................................................48


2.   DATA....................................................................48

   2.1    FORM...............................................................48
   2.2    DATA DELIVERY......................................................49

3.   PROCESSING..............................................................49


4.   CONVERSION AND COMMENCEMENT.............................................49

   4.1    TEST CONVERSION....................................................49
   4.2    PRODUCT AND SERVICES REVIEW........................................50

5.   FEES AND EXPENSES.......................................................51

   5.1    FEES TO FIDELITY...................................................51
   5.2    ADJUSTMENT OF FEES.................................................51
   5.3    PAYMENT OF ONE-TIME FEES...........................................51
   5.4    PAYMENT OF RECURRING FEES..........................................52
   5.5    TRAVEL AND EXPENSES................................................52
   5.6    ADJUSTMENT FOR NON-EXTENSION.......................................52
   5.7    CONSULTING AND PROGRAMMING SERVICES................................52

6.   TAXES...................................................................53


7.   REPROCESSING............................................................53


8.   RISK OF LOSS DURING TRANSIT OR TRANSMISSION.............................53

   8.1    DATA TRANSMISSION..................................................53
   8.2    MESSENGER..........................................................53
   8.3    EDT................................................................53
   8.4    TRANSMISSION.......................................................54
   8.5    LIMITATION.........................................................54

9.   PRINTING................................................................54


10.     CLIENT REVIEW........................................................54


11.     TERM, TERMINATION AND RENEWAL........................................54

   11.1   TERM...............................................................54
   11.2   RIGHT TO TERMINATE.................................................54
   11.3   METHOD OF TERMINATION..............................................55
   11.4   NO WAIVER OF DEFAULT...............................................55
   11.5   EXTENDED SERVICES..................................................55
   11.6   TERMINATION FOR CONVENIENCE........................................55
   11.7   TERMINATION FOR ACQUISITION........................................56
   11.8   RESERVED...........................................................56
   11.9   DATE FEES ARE PAYABLE..............................................56
   11.10     RETENTION OF DATA...............................................56

12.     RESERVED.............................................................57


13.     FORCE MAJEURE AND LIMITATION OF LIABILITY............................57

   13.1   FORCE MAJEURE......................................................57
   13.2   LIMITATION OF LIABILITY............................................57

14.     DISCLAIMER OF WARRANTIES.............................................57


15.     INDEMNIFICATION......................................................58

   15.1   PERSONAL INJURY AND PROPERTY DAMAGE................................58
   15.2   INFRINGEMENT OF FIDELITY SOFTWARE..................................58
   15.3   INFRINGEMENT OF CLIENT-PROVIDED SOFTWARE...........................59

16.     CONTINGENCY PLAN.....................................................59

   16.1   BUSINESS CONTINUITY PLANNING.......................................59
   16.2   FILE BACKUP........................................................60

17.     CONFIDENTIAL INFORMATION.............................................60

   17.1   OWNERSHIP..........................................................60
   17.2   CONFIDENTIALITY OBLIGATION.........................................60
   17.3   NONDISCLOSURE COVENANT.............................................61
   17.4   EXCEPTIONS.........................................................61
   17.5   CONFIDENTIALITY OF THIS AGREEMENT; PROTECTIVE ARRANGEMENTS.........61
   17.6   SECURITY MEASURES..................................................62
   17.7   REMEDIES...........................................................62

18.     AUDIT RECORDS........................................................62


19.     REGULATORY COMPLIANCE................................................62


20.     INSURANCE............................................................63


21.     AUDITOR'S REVIEW.....................................................63


22.     SECURITY.............................................................63


23.     GOVERNMENTAL EXAMINATIONS............................................63


24.     SUBCONTRACTING.......................................................63


25.     GENERAL..............................................................63

   25.1   NOTICES............................................................63
   25.2   HEADINGS AND CONSTRUCTION..........................................64
   25.3   SURVIVAL OF PARAGRAPHS.............................................64
   25.4   ENTIRE AGREEMENT AND AMENDMENTS................................... 64
   25.5   ASSIGNMENT.........................................................65
   25.6   GOVERNING LAW......................................................65
   25.7   PRESS RELEASES.....................................................65

26.     DISPUTE RESOLUTION...................................................65

   26.1   DISPUTE RESOLUTION PROCEDURES......................................65
   26.2   CLAIMS PROCEDURES..................................................65
   26.3   ESCALATION PROCEDURES..............................................66
   26.4   PROCEDURES FOR CRITICAL ISSUES.....................................66
   26.5   CLAIM EXPIRATION...................................................67
   26.6   CONTINUATION OF SERVICES...........................................67

27.     VOLUME ASSUMPTIONS...................................................67

EXHIBIT A....................................................................69


EXHIBIT B....................................................................70


EXHIBIT C....................................................................71


EXHIBIT D....................................................................72


EXHIBIT E....................................................................78


EXHIBIT F....................................................................81


EXHIBIT G....................................................................83


EXHIBIT H....................................................................84

ATTACHMENT 1

                       SERVICE BUREAU PROCESSING AGREEMENT

This is a Service Bureau Agreement (the "Agreement"), dated as of the 3rd day of March, 2004, (the "Effective Date"), by and between FIDELITY INFORMATION SERVICES, INC., an Arkansas corporation having its principal place of business at 4001 Rodney Parham Road, Little Rock, Arkansas 72212-2496 ("Fidelity"), and TRUSTCO BANK CORP NY, having its principal place of business at 5 Sarnowski Dr., Glenville, New York 12302 ("Client"), for the delivery of Services as described herein for the benefit of Client, and its bank subsidiaries.

     WHEREAS, Fidelity provides data processing services to multiple clients, and Client desires to obtain such data processing services from Fidelity;

     NOW, THEREFORE, in consideration of the payments to be made and services to be performed hereunder, the parties agree as follows:

1. SERVICES. Fidelity shall provide the data processing software and services ("Services") outlined throughout this Agreement, and such additional services as may be added by the parties from time to time pursuant to a written amendment to this Agreement. Services shall be provided in accordance with applicable Fidelity user and operation manuals, bulletins, guidelines, procedures, policies and similar materials, as established and revised from time to time. Fidelity will provide the software maintenance required to cause the HORIZON Banking System software to operate according to Fidelity's most current documentation. Fidelity shall process MICR Data, Statistical Data, records, and all other input furnished to Fidelity (collectively, "Data") and shall prepare and make available, in accordance with such procedures and schedules established by Fidelity, all documents, reports, customer statements and other output
(collectively, "Output"). The method of delivery of reports is specified in Exhibit A, and a request from Client to change such method must be received by Fidelity at least sixty (60) days prior to the requested change date. Any fees or charges resulting from such change shall be as mutually agreed by Fidelity and Client. The general terms applicable to services provided pursuant to this Agreement are set forth below in this Agreement. Specific terms and conditions applicable to a particular product or service shall be as set forth in the Exhibits to this Agreement. For purposes of this Agreement, it is understood that any times that are listed are for Eastern Time (ET).

2.       DATA.

     2.1  Form.   Data  shall  be  delivered  by  messenger  or   electronic
transmission to the Fidelity facility identified in Section 8.2 below, or such other agreed delivery location, at the times and in the form as mutually agreed upon by Fidelity and Client. Fidelity shall not be liable for the accuracy, completeness and authenticity of Data furnished to Fidelity by Client, a Federal Reserve Bank, an Automated Clearing House, or any other third party, and shall have no obligation or responsibility to audit, check or verify the Data. Client shall be solely responsible for determining the correctness of magnetic ink encoding on items submitted for Client's payment, including but not limited to checks and drafts ("Items"); for verifying dates, signatures, amounts, endorsements, authorizations, payment notices, collection times, fees and charges to Client's customers and all other similar matters on Data submitted for processing, including Items; and for placing stop payments and holds on accounts.

     2.2 Data Delivery. Fidelity must receive all Data, preferably electronically, at its facility no later than 4:30 p.m., Monday through Friday, except as may be otherwise specifically stated in this Agreement or the Exhibits.

3. PROCESSING. Fidelity shall follow such procedures and time schedules as it may deem appropriate in processing Data and posting entries on behalf of Client. Client authorizes Fidelity to create and process such entries, including but not limited to adjusting or correcting entries, as it deems necessary or appropriate to process the Data. Fidelity shall provide a report of any such adjusting or correcting entries to Client. It shall be Client's sole responsibility to direct a timely return of any Item, or to pursue any claim or right of action in a timely manner against any third party arising from such Item. If Data is received by Fidelity prior to the time limits required by this Agreement, Fidelity may process such Data immediately. If Fidelity receives Data after the time limits required by this Agreement, or Data is delivered by any method other than that indicated in this Agreement or agreed to in writing by the parties, Fidelity may, after using reasonable business efforts to process such Data, delay the processing of such Data.

4. CONVERSION AND COMMENCEMENT. Fidelity shall use its best efforts in assisting Client during its conversion to the Fidelity HORIZON Banking System used in connection with the Services. Initial training of Client's trainers will be performed during the initial implementation of the Services outlined in this Agreement. All documentation for Fidelity developed software being utilized as part of this Agreement will be provided to Client on a CD ROM, at no additional charge. Any additional training or documentation requested by Client will be charged at Fidelity's then prevailing rates, subject to Section 5.5. The "Commencement Date for Services" is the date that Fidelity's HORIZON Banking System is first installed and available for Client's use in a production environment and functioning in materially the same manner as it functioned in the test conversion. The Commencement Date for Services shall not occur later than September 7, 2004.

     4.1 Test Conversion. The parties agree that after successful completion of the test conversion, Client will signify its acknowledgement of successful completion of the test conversion and its intent to convert to the HORIZON
Banking System on the planned conversion date. Such acknowledgement will be delivered to Fidelity in writing within one (1) business day after completion of a mutually agreed upon review process following the completion of the test conversion, provided that such review process will not take more than ten (10) business days after completion of the test conversion. If the parties mutually agree that the test conversion was not completed successfully, a listing of problem areas will be developed. The parties will use all reasonable efforts to resolve the problems that prohibited the successful completion of the test conversion. Thereafter, the parties will continue to run test conversions (in parallel, if necessary) until a successful test conversion has been completed.

         4.2   Product and Services Review.

     (a) For the purposes of this paragraph, the term "Gap" shall mean a material automated function of the system that is used by Client as of the Effective Date (the "Current Vendor System"), but that is not a material automated function of the core applications of the HORIZON Banking System or Fidelity item processing services. A Gap (1) exists when there is no viable work around in the HORIZON Banking System or Fidelity item processing services that is mutually acceptable to Fidelity and Client; and (2) prevents Client, on a day-to-day basis, from performing critical components of, or delivering contractually committed critical services in materially the same way as Client was able to perform or deliver while using the Current Vendor System. Such things as specific types of reports generated by the Current Vendor System but are not produced in exactly the same way by the HORIZON Banking System or Fidelity item processing solution shall not be considered Gaps.

     (b) Fidelity and Client will conduct a Product and Services Review within forty-five (45) days of the Effective Date to identify any Gaps. Fidelity has received from Client a product and services overview dated February 27, 2004, which lists items to be reviewed and considered as a part of the Product and Services Review. During the Product and Services Review, Fidelity will provide a dedicated review team to be available either on site at Client's facilities or via telephone for questions and discussion regarding the HORIZON Banking System. Fidelity's and Client's ability to complete the Product and Services Review and identify the Gaps is dependent upon Fidelity and Client providing appropriate personnel and other resources in a timely manner. Fidelity and Client shall provide such personnel and resources as reasonably requested by Fidelity or Client, as applicable.

     With respect to any Gaps, if Client wishes to have Fidelity modify the HORIZON Banking System or Fidelity item processing solution to close one or more of the Gaps, Fidelity agrees to create a project plan and statement of work ("SOW") to address any such Gaps. As part of the project plan, Fidelity will specify the earliest possible date by which the modifications required to close the Gaps can be delivered, but in no event later than the Commencement Date for Services, for a sum no greater than $50,000. Fidelity will provide one hundred
(100) hours of programming services at no charge to Client to address the Gaps. For any hours of programming services in excess of one hundred (100) required to address the Gaps, Client shall pay for all work performed by Fidelity in dealing with the Gaps at a discounted rate of $65.00 per hour plus any applicable ongoing charges. The SOW will outline any ongoing charges, if applicable.

     (c) For the purposes of this paragraph, the term "Enhancement" shall mean a material automated function requested by Client of the HORIZON Banking System that (1) does not exist as of the effective date in an automated fashion in the Current Vendor System and (2) does not exist as of the Effective Date in the HORIZON Banking System. With respect to any Enhancement that Client may request, Client shall identify and document such Enhancement requests using Fidelity's Service Request Order ("SRO") process or Fidelity's then-current like process. A copy of a SRO has been attached as Exhibit H to this Agreement. Fidelity will use all reasonable efforts to respond to Client's SRO requests within ten (10) business days after receipt of the SRO. As part of the Enhancement programming process, Fidelity will identify, scope and implement a mortgage tax saver account enhancement at no additional charge to Client, to be delivered by the Commencement Date for Services.

5.       FEES AND EXPENSES.

     5.1 Fees to Fidelity. Client shall pay Fidelity for the Services provided hereunder, and for any additional services that are added to this Agreement, the fees specified on the Schedules of Fees For Contracted Services that are designated in Attachment 1. Method of payment is specified in Exhibit A. Any amount not received within thirty (30) days after the payment due date by Fidelity shall bear interest at the rate of fourteen percent (14%) per annum until paid. However, if any amount is not paid when due, Fidelity shall notify Client in writing and Fidelity may, upon reasonable notice to Client, suspend performance hereunder until payment is made, in addition to any other rights or remedies provided to Fidelity by this Agreement or applicable law. Notwithstanding anything contained in the preceding sentence to the contrary, Client may, within twenty-four (24) hours after receipt of Fidelity's notice, invoke the provisions of Section 26.2 to facilitate the resolution of the nonpayment issue, during which time performance will not be suspended. If the parties are unable to reach agreement upon resolution of the nonpayment issue by using the process described in Section 26.2, Fidelity may suspend performance hereunder until payment is made, in addition to any other rights or remedies provided to Fidelity by this Agreement or applicable law. If Client withholds payment due to a Fidelity error in billing, Client shall be responsible for timely payment of the undisputed amount and Fidelity will not suspend Services.

     5.2 Adjustment of Fees. The recurring fees, as outlined in Attachment 1 (non-pass through and one-time fees), payable each year shall be adjusted annually during the month in which the anniversary of the Commencement Date for Services ("Adjustment Date") falls, as follows. Fees shall be increased, but not decreased, by the percentage increase in the Consumer Price Index for All Urban Consumers-Other Goods and Services (the "CPI-U") as published by the U.S. Department of Labor, Bureau of Labor Statistics for the month of December preceding the Adjustment Date over the CPI-U for the month of December in the immediately preceding year. If additional Services are added to the Agreement, the fees shall be adjusted on such Adjustment Date in accordance with this Section. In the event the CPI-U is unavailable in time to allow the adjustment to be made on the Adjustment Date, Client shall continue to pay the then current fees for the Services until the CPI-U is made public, at which time the adjustment shall be calculated retroactively to the Adjustment Date, and Client shall immediately pay to Fidelity any difference between the fees actually paid and adjusted fees. The adjustments shall be compounded and cumulative. In the event the CPI-U is discontinued or revised during the Term of this Agreement and any extensions hereof, Fidelity shall select another governmental index or computation as a substitute CPI-U in order to obtain substantially the same result as if the CPI-U had not been discontinued or revised. In no event shall the percentage increase in any adjustment period be greater than four percent (4%) or less than two percent (2%).

     5.3 Payment of One-Time Fees. Client shall pay to Fidelity any one-time fees specified on the Schedule of Fees For Contracted Services, which are designated in Attachment 1 of this Agreement, and for any additional services, which are added to this Agreement. Method of payment is specified in Exhibit A. Except as may be specifically stated in Attachment 1, the one-time fees shall be due in the following manner: twenty-five percent (25%) due upon signing of this Agreement, an additional twenty-five percent (25%) on the day after the first run of the Current Vendor System conversion tapes, and the remaining fifty percent (50%) will be due on or before forty-five (45) days after the Commencement Date for Services.

     5.4 Payment of Recurring Fees. Fidelity will commence invoicing Client for the monthly processing fees related to Item Processing on the date that the Item Processing Services are used by Client in a production environment. Fidelity will commence invoicing Client for the monthly fees related to Core Account Processing and other recurring fees set forth in Attachment 1 on the Commencement Date for Services.

     5.5 Travel and Expenses. Client shall reimburse Fidelity for all reasonable travel and expenses related to the performance of any conversion or special project requested by the Client. This would include the initial conversion to the Fidelity HORIZON Banking System as well as any other special project that would result in extra travel and expenses being incurred. With respect to Client's conversion to the HORIZON Banking System (which shall include a mutually agreed upon period of post-conversion support by Fidelity), Fidelity will create an expense budget for Client's approval, such approval not to be unreasonably withheld by Client (the "Expense Budget"). Throughout the conversion process, Fidelity will track expenses against the Expense Budget. Fidelity will obtain Client's approval (such approval not to be unreasonably withheld by Client) before incurring expenses that would exceed the Expense Budget. Fidelity may consider a written notice to Fidelity from Client as approval. Client acknowledges and agrees that a delay by Client in giving its approval may delay the conversion process. In the case of such a delay by Client, Fidelity shall not be considered to be in breach of its obligations with respect to completion of the conversion responsibilities.

After the Commencement Date for Services, if Fidelity personnel are required to travel to perform services for Client, Fidelity will obtain Client's prior approval (such approval not to be unreasonably withheld by Client) for any travel and related expenses; provided, however, that no approval is required for local travel (e.g., a person based in New York travels in New York or a person based in Florida travels in Florida).

     5.6 Adjustment for Non-Extension. Client acknowledges and agrees that if Client notifies Fidelity of its intention not to extend the Term of the Agreement as set forth in Section 11.1(c), then commencing on the first day of the thirteenth (13th) month after the Commencement Date for Services, the monthly discount set forth in Attachment 1 to this Agreement will no longer be applied to the monthly fees payable to Fidelity pursuant to Attachment 1.

     5.7 Consulting and Programming Services. During the Term, Fidelity will provide consulting and programming services as may be requested by Client from time to time. Beginning on the Commencement Date for Services, and each calendar month thereafter during the Term, the first ten (10) hours of such consulting and programming services will be provided at no charge to Client ("No Charge Hours") (except for travel and expenses). Any consulting and programming services hours in excess of the No Charge Hours provided by Fidelity in a calendar month will be invoiced to Client in accordance with the fees agreed upon for the consulting and programming services provided by Fidelity. Unused No Charge Hours from one calendar month may not be carried over. The No Charge Hours may not be used for conversion services or for reprocessing services.

6. TAXES. Client shall pay to Fidelity an amount equal to any applicable taxes or other governmental charges of any kind, however designated, levied or based upon or relating to the transactions contemplated by this Agreement, including any taxes that may be imposed on the use of any hardware, software, programs, supplies or operating systems utilized under this Agreement, except taxes based on Fidelity's net income.

7. REPROCESSING. If any Data submitted to Fidelity is incorrect, incomplete or not in the format required, Fidelity may require Client to resubmit the Data or Fidelity may correct and complete the Data itself, and Client shall pay additional fees and charges for any additional work incurred by Fidelity in connection therewith. In addition, any reprocessing required because of incorrect or incomplete Data shall be at Client's expense. Fidelity shall attempt to notify Client prior to incurring any expenses for which Client would be liable under this Section. The hourly rate applicable to any services provided pursuant to this Section 7 shall be $125.00. Such hourly rate is subject to adjustment pursuant to Section 5.2 above. Notwithstanding anything contained in this Section 7 to the contrary, any charges to Client for services provided to Client under this Section in excess of $500.00 in a particular calendar quarter will require approval by Client, such approval not to be unreasonably withheld by Client. Client acknowledges and agrees that any delay of approval by Client will impact Fidelity's ability to perform the reprocessing services. In the case of such a delay, Fidelity shall not be considered to be in breach of its obligations with respect to performance of reprocessing services.

8. RISK OF LOSS DURING TRANSIT OR TRANSMISSION.

     8.1 Data Transmission. The following shall apply to all aspects of Data transmissions.

     8.2 Messenger. Client shall be solely responsible for and shall bear all costs associated with having a messenger service transport Data, Output or any other information relating to Client or the Services to or from Fidelity's facility or other delivery location mutually agreed upon by the parties, agreement not to be unreasonably withheld by either party. The messenger of all such material shall be deemed to be the agent of Client. For purposes of this Agreement, unless noted otherwise, the delivery location will be Fidelity Information Services, Inc., 40 South Ferry, Albany, New York 12202; provided, however, that with respect to item processing services, for Client's branches located in Florida, the delivery location shall be 601 South Lake Destiny Drive, Maitland, Florida 32751.

     8.3 EDT. Client may elect to capture its own Data and to transmit such Data to Fidelity for processing through electronic data transmission ("EDT"), and/or to receive reports by EDT. Client shall be responsible for acquiring at its own expense all equipment needed for such transmission unless provided as part of this Agreement. If equipment is not provided, as part of this Agreement, then Client equipment must conform to Fidelity specifications and applicable rules. After installation, and prior to the commencement of transmission, Client shall notify Fidelity and Fidelity shall inspect the equipment, and if such equipment conforms to all applicable Fidelity specifications, Fidelity shall certify thereto.

     8.4 Transmission. Client may elect to transmit MICR Data and/or to receive reports over (i) Client's own telephone line to one or more telephone numbers at Fidelity's facility which may be shared with other data transmitters ("Dial-Up Line"); or (ii) a dedicated telephone line leased from the appropriate telephone utility. If Client elects to utilize a dedicated line, Fidelity shall arrange for the installation of such line and Client shall bear all costs associated therewith, including but not limited to line rentals, installation charges and any required deposits. If Client elects to utilize a Dial-Up Line, Client shall bear all cost in connection therewith, including but not limited to any long distance charges. Dial-Up and dedicated phone lines must conform to Fidelity's specifications and applicable rules.

     8.5 Limitation. FIDELITY SHALL NOT BE LIABLE OR RESPONSIBLE FOR ANY LOSS OR DELAY OF DATA, OUTPUT OR ANY OTHER INFORMATION WHICH PERTAINS TO CLIENT OR THE SERVICES DURING ANY PERIOD OF TRANSIT OR ELECTRONIC TRANSMISSION TO OR FROM FIDELITY's CONTROLLED DESTINATION OR OTHER AGREED DELIVERY LOCATION.

9. PRINTING. Exhibit A sets forth the method for delivery of printed output to Client. If Client receives report output electronically to be printed at Client's location, then Client will furnish, at its own expense, all printers, manpower, forms and paper for printing, unless stated otherwise as part of this Agreement.

10. CLIENT REVIEW. It shall be Client's responsibility to review, verify and make a final audit of all Output.

11. TERM, TERMINATION AND RENEWAL.

     11.1 Term. The term of this Agreement (a) shall commence on the Effective Date hereof, (b) shall remain in effect for five (5) years after the Commencement Date for Services, and (c) shall be extended automatically for an additional two (2) years, unless Client provides written notice to Fidelity on or before the first anniversary of the Commencement Date for Services of Client's intention not to extend the term of the Agreement ("Term"), and unless this Agreement is terminated pursuant to Paragraphs 11.2, 11.6 or 11.7 below. The "Expiration Date" shall be the last day of the Term. The Commencement Date for Services for the two (2)-year extension period shall be the day immediately following the last day of the initial five (5)-year Term.

     11.2 Right to Terminate. In addition to any other right which either party may have in law or equity, either Fidelity or Client may elect to terminate this Agreement if the defaulting party fails to cure any default hereunder within ninety (90) days after receipt of written notice from the other party, specifying the nature and extent of any such default (except in default caused by nonpayment by Client). Notices shall be sent to the addresses specified in
Section 25.1.

     If during any calendar year, Client notifies Fidelity, in accordance with the preceding paragraph, of multiple defaults under this Agreement and if Fidelity fails to cure any five (5) of those defaults that occurred during such calendar year within thirty (30) days after receipt of Client's notice of default, then upon Fidelity's failure to so cure the fifth (5th) of such defaults within the applicable thirty (30)-day period, Client may elect to terminate this Agreement by giving written notice as specified in Section 11.3 below. If Client terminates the Agreement pursuant to this Section 11.2, Client will not incur any penalties, termination fees, or Termination Costs.

     11.3  Method  of  Termination.  Exercise  of the right to  terminate  under
Section 11.2 must be accomplished by written notice to the defaulting party, specifying the basis for such termination, and fixing a date following the date of such notice for complete termination of performance hereunder (the "Termination Date"). If either party is terminating under the first paragraph of
Section 11.2 above in which the other party has failed to cure default, such written notice will allow no less than ninety (90) days following date of such notice for complete termination of Services. Furthermore, if Client is terminating under the second paragraph of Section 11.2 above in, such written notice will allow no less than thirty (30) days following date of such notice for complete termination of Services.

     11.4 No Waiver of Default. The failure of either party to exercise any right of termination hereunder shall not constitute a waiver of the rights granted herein with respect to any subsequent default.

     11.5 Extended Services. Any Services that are provided to Client after the expiration or termination of this Agreement, for which a written agreement has not been entered into by the parties, shall be provided on a month-to-month basis, and are subject to the terms and conditions of this Agreement, except that the fees for such Services shall be one hundred twenty five percent (125%) of the then-current fees being paid by Client. Notwithstanding anything contained in the preceding sentence to the contrary, if this Agreement is terminated for Fidelity's breach or bankruptcy, the fees for any such post-termination Services shall be the actual fees being paid by Client to Fidelity for the Services as of the date the Agreement terminates.

     11.6 Termination for Convenience. Client shall have the right to terminate this Agreement for convenience and without cause at any time after the expiration of thirty-six (36) months after the Commencement Date for Services, provided that Client is not in breach of any of its obligations under this Agreement, upon satisfaction of all of the following conditions:

          (a) Client notifies Fidelity in writing ("Early Termination Notice") of its intention to terminate the Agreement at least six (6) months prior to the proposed early termination date ("Early Termination Date").

          (b) Client pays to Fidelity, concurrently with such Early Termination Notice, a termination fee ("Early Termination Fee") in an amount equal to seventy-five percent (75%) of the average monthly amount of fees paid by Client the prior six (6) months, of the fees set forth in the Schedules of Fees For Contracted Services designated in Attachment 1, multiplied by the number of months between the Early Termination Date and the Expiration Date. In addition Client shall pay the Termination Costs outlined in Exhibit C within thirty (30) days after the Early Termination Date.

     11.7 Termination for Acquisition. This Agreement may be terminated by Client upon the occurrence of a "Merger Event" (as defined below), provided that Client shall give Fidelity notice within one hundred eighty (180) days after the occurrence of the Merger Event, which provides at least one hundred eighty (180) days' notice ("Early Termination Notice") setting out the date of termination ("Early Termination Date") and accompanying such Early Termination Notice, a fee ("Early Termination Fee") which shall be computed as follows:

          (a) The Early Termination Fee shall be equal to forty percent (40%) of the average monthly amount of the prior six (6) months (excluding any one time rebates or credits), of the fees set forth in the Schedules of Fees For Contracted Services designated in Attachment 1, multiplied by the number of months between the Early Termination Date and the Expiration Date, in addition to the Termination Costs outlined in Exhibit C.

          (b) For the purposes of this Section 11.7 only, a "Merger Event" shall mean the consummation of: (i) a merger, consolidation or other business combination of Client (or its principal banking subsidiary or subsidiaries) with any other entity or affiliate thereof, when such entity has assets in equal to or greater than Client; or (ii) a sale or disposition by Client (or its principal banking subsidiary or subsidiaries) or all or substantially all of its common equity or its assets. If the Merger Event does not actually occur or is to be postponed indefinitely, for any reason whatsoever, then Client may, prior to its Early Termination Date, rescind the Early Termination Notice. If Client shall rescind the Early Termination Notice, Fidelity shall refund the Early Termination Fee actually paid by Client within thirty (30) days after receipt of Client's rescission. Such refund shall be reduced by the amount of out-of-pocket expenditures actually incurred by Fidelity, in preparation for the termination of this Agreement, after the date of delivery of the Early Termination Notice.

     11.8 Reserved.

     11.9 Date Fees are Payable. All known fees outlined in Section 11, except for the Early Termination Fee set forth in Section 11.6(b), are due and payable as follows: fifty percent (50%) of such fees 30 days prior to termination of this Agreement and the remaining fifty percent (50%) within 30 days after the Early Termination Date. The described fees in Section 11 are exclusive of any fees associated with deconversion fees outlined in Exhibit C of this Agreement. Notwithstanding delivery of an Early Termination Notice by Client or payment of an Early Termination Fee by Client, Client shall continue to make all payments due and payable to Fidelity pursuant to this Agreement until the Early Termination Date.

     11.10 Retention of Data. With respect to any other Data, unless directed by Client to the contrary, and except for images retained by Fidelity pursuant to
Section 2.3 of Exhibit E, Fidelity may destroy the Data and other materials of Client at any time after the final use by Fidelity of such Data and materials for processing. Pursuant to Client's written request, which must be received by Fidelity within thirty (30) days after the termination or expiration of this Agreement, Fidelity will furnish to Client, at the rates specified in Exhibit C, copies of Client's data files and layouts as may be maintained by Fidelity from time to time. In the absence of such notice by Client, Fidelity may dispose of or destroy such material at Fidelity's discretion. However, notwithstanding any other provision in this Agreement, Fidelity may retain any materials of Client, including but not limited to Data, Reports and data files, until all fees, interest and other charges payable hereunder have been paid in full.

12. RESERVED.

13. FORCE MAJEURE AND LIMITATION OF LIABILITY.

     13.1 Force Majeure. Neither party is or will be liable for any default or delay in the performance of its obligations under this Agreement if and to the extent a Force Majeure Event occurs. For the purposes of this Agreement, a "Force Majeure Event" occurs if and to the extent: (i) the default or delay is caused, directly or indirectly, by fire, flood, earthquake, natural disasters, elements of nature or acts of God; riots, civil disorders, terrorist acts, rebellions or revolutions in any country; delay or failure in communications or electronic data transmission as a result of excessive or extraordinary traffic caused by extraordinary market occurrences or circumstances; acts or omissions of third parties of the defaulting party or suppliers; or any other cause beyond the control of that party; and (ii) the non-performing party is without fault in causing that default or delay; and (iii) the non-performing party cannot reasonably circumvent the default or delay through the use of alternate resources, workaround plans or other means (including, with respect to Fidelity, by Fidelity meeting any obligations it may have for performing disaster recovery services as part of the Services provided under this Agreement), as more particularly described in Section 16.

     13.2 Limitation of Liability. As a condition precedent to any liability of Fidelity, Client must notify Fidelity in writing of any alleged negligence or breach of this Agreement as promptly as reasonably possible, but in no event later than three (3) years after the occurrence of the alleged negligence or breach. FIDELITY's LIABILITY, IF ANY, FOR ANY CLAIM, CAUSE OF ACTION OR LIABILITY WHETHER SOUNDING IN CONTRACT, TORT OR OTHERWISE ARISING UNDER OR IN ANY WAY RELATED TO THIS AGREEMENT, INCLUDING BUT NOT LIMITED TO LIABILITY FOR PROCESSING ERRORS OR NEGLIGENCE, SHALL BE LIMITED TO CLIENT's DIRECT DAMAGES, ACTUALLY INCURRED, WHICH UNDER NO CIRCUMSTANCES SHALL EXCEED ITS CHARGES DURING THE SIX-MONTH PERIOD PRECEDING THE DATE OF THE ALLEGED NEGLIGENCE OR BREACH FOR THE PARTICULAR SERVICE TO WHICH CLIENT's CLAIM PERTAINS. IN NO EVENT SHALL FIDELITY BE LIABLE FOR INDIRECT, SPECIAL, PUNITIVE, INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND WHATSOEVER, FOR LOSS OF REVENUE OR PROFITS OR FOR CLAIMS OR DEMANDS MADE BY THIRD PARTIES, EVEN IF FIDELITY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. FIDELITY SHALL HAVE NO LIABILITY, EXPRESS OR IMPLIED, WHETHER ARISING UNDER CONTRACT, TORT OR OTHERWISE WHICH RESULTS DIRECTLY OR INDIRECTLY FROM THE INTERNAL OPERATIONS AND PERFORMANCE OF ANY CLIENT-PROVIDED SOFTWARE OR ANY ENHANCEMENT, DEVELOPMENT OR MAINTENANCE THEREOF. This Paragraph also limits the liability of any agent, employee or affiliate of Fidelity.

14. DISCLAIMER OF WARRANTIES. EXCEPT AS SPECIFICALLY PROVIDED IN THIS AGREEMENT, FIDELITY MAKES NO REPRESENTATION OR WARRANTY OF ANY KIND, EXPRESS, IMPLIED OR STATUTORY, INCLUDING BUT NOT LIMITED TO THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, AND CLIENT AGREES THAT ALL SUCH OTHER REPRESENTATIONS AND WARRANTIES THAT ARE NOT PROVIDED IN THIS AGREEMENT ARE HEREBY EXCLUDED AND DISCLAIMED. This disclaimer is not intended to, and shall not be used by Fidelity to, excuse Fidelity from its obligations to perform the Services in the manner set forth in this Agreement.

THE PARTIES ACKNOWLEDGE THAT FIDELITY HAS SET ITS PRICES AND ENTERED INTO THIS AGREEMENT IN RELIANCE UPON THE LIMITATIONS OF LIABILITY AND THE DISCLAIMERS OF WARRANTIES AND DAMAGES SET FORTH HEREIN, AND THAT THE SAME FORM AN ESSENTIAL BASIS OF THE BARGAIN BETWEEN THE PARTIES. THE PARTIES AGREE THAT THE LIMITATIONS AND EXCLUSIONS OF LIABILITY AND DISCLAIMERS SPECIFIED IN THIS AGREEMENT WILL SURVIVE AND APPLY EVEN IF FOUND TO HAVE FAILED OF THEIR ESSENTIAL PURPOSE.

15. INDEMNIFICATION.

     15.1 Personal Injury and Property Damage. Each party shall indemnify, defend and hold harmless the other and its officers, directors, employees, affiliates (including, where applicable, Fidelity's affiliates and Client affiliates), and agents from any and all liabilities, losses, costs, damages and expenses (including reasonable attorneys' fees) arising from or in connection with the damage, loss (including theft) or destruction of any real property or tangible personal property of the indemnified party resulting from the actions or inactions of any employee, agent or subcontractor of the indemnifying party insofar as such damage arises out of or in the course of fulfilling its obligations under this Agreement and to the extent such damage is due to any negligence, breach of statutory duty, omission or breach of the indemnifying party, its employees, agents or subcontractors. The foregoing represents the sole and exclusive remedy of each party with regard to any matter described in this Section 15.1.

     15.2 Infringement of Fidelity Software. Fidelity shall defend at its own expense, any claim or action brought by any third party against Client or against its officers, directors, employees, Client affiliates, and agents for actual or alleged infringement of any patent, copyright or other intellectual property right (including, but not limited to, misappropriation of trade secrets) based upon the Fidelity software furnished hereunder by Fidelity to provide Services to Client hereunder (the "Fidelity Software"). Fidelity further agrees to indemnify and hold Client and the Client affiliates harmless from and against any and all liabilities, losses, costs, damages, and expenses (including reasonable attorneys' fees) associated with any such claim or action incurred by Client and the Client affiliates. Fidelity shall have the sole right to conduct and control the defense of any such claim or action and all negotiations for its settlement or compromise, unless otherwise mutually agreed to in writing between the parties hereto. Fidelity shall give Client, and Client shall give Fidelity, as appropriate, prompt written notice of any written threat, warning or notice of any such claim or action against Fidelity or Client, as appropriate, or any other user or any supplier of components of the Fidelity Software hereunder, which could have an adverse impact on Client's use of same, provided Fidelity or Client, as appropriate, knows of such claim or action. If, in any such suit so defended, all or any part of the Fidelity Software (or any component thereof) is held to constitute an infringement or violation of any other party's intellectual property rights and is enjoined, or if in respect of any claim of infringement, and if Fidelity deems it advisable to do so, Fidelity shall use all reasonable efforts to take one or more of the following actions at no additional cost to Client prior to taking back the infringing Fidelity Software as described below: (a) procure the right to continue the use of the same without material interruption for Client; (b) replace the same with non-infringing Fidelity Software or component thereof; or (c) modify said Fidelity Software or component thereof so as to be non-infringing. If options
(a), (b) or (c) are not possible after Fidelity uses all reasonable efforts to effect either (a), (b) or (c), then Fidelity will take back the infringing Fidelity Software or component thereof and credit Client with an amount equal to its appropriate fee. The foregoing represents the sole and exclusive remedy of Client with regard to any of the above infringements or alleged infringements.

     15.3 Infringement of Client-Provided Software. Client shall defend at its own expense, any claim or action brought by any third party against Fidelity or against its officers, directors, employees, Fidelity affiliates, and agents for actual or alleged infringement of any patent, copyright or other intellectual property right (including, but not limited to, misappropriation of trade secrets) based upon the Client-provided software furnished hereunder by Client, if any. Client further agrees to indemnify and hold Fidelity and Fidelity's affiliates harmless from and against any and all liabilities, losses, costs, damages, and expenses (including reasonable attorneys' fees) associated with any such claim or action incurred by Fidelity and Fidelity's affiliates. Client shall have the sole right to conduct the defense of any such claim or action and all negotiations for its settlement or compromise, unless otherwise mutually agreed to in writing between the parties hereto. Client shall give Fidelity, and Fidelity shall give Client, as appropriate, prompt written notice of any written threat, warning or notice of any such claim or action against Fidelity or
Client, as appropriate, or any other user or any supplier of components of Client-provided software covered hereunder, which could have an adverse impact on Fidelity's use of same, provided Fidelity or Client, as appropriate, knows of such claim or action. If in any such suit so defended, all or any part of the Client-provided software (or any component thereof) is held to constitute an infringement or violation of any other party's intellectual property rights and is enjoined, or if in respect of any claim of infringement, Client deems it advisable to do so, Client shall at is sole option take one or more of the following actions at no additional cost to Fidelity: (a) procure the right to continue the use of the same without material interruption for Fidelity; (b) replace the same with non-infringing software; (c) modify said Client-provided software (to the extent permitted by such third party) so as to be non-infringing; or (d) relieve Fidelity of its obligation to use such
Client-provided software to perform the applicable Services hereunder. The foregoing represents the sole and exclusive remedy of Fidelity with regard to any of the above infringements or alleged infringements.

16. CONTINGENCY PLAN.

     16.1 Business Continuity Planning. Fidelity shall provide disaster recovery services for its batch and on-line core processing and item processing obligations to Client at a dedicated facility which is equipped to handle the Fidelity data center processing in the event disaster recovery is needed. Client agrees to provide an alternate control point for data communications access to a backup network in the case of a disaster. Throughout the Term of this Agreement, Fidelity will maintain in effect contracts and/or arrangements for disaster recovery that are substantially equivalent to those which are in effect as of the Effective Date.

Client acknowledges that disaster recovery arrangements are designed to deal with circumstances that are expected to cause a substantial portion of the capabilities at the Fidelity's data center to be unavailable for a period exceeding forty-eight (48) consecutive hours.

Fidelity will test its disaster recovery capabilities at least once per calendar year. Client shall participate in the disaster recovery test when deemed appropriate by Fidelity. Fidelity agrees that Client may participate in disaster recovery testing every other year during the Term. Fidelity will provide a report of the test and its results to Client by January 31st of each year for the test conducted during the immediately preceding calendar year.

Fidelity will assist Client in establishing procedures and practices, which will enable Client to satisfy its responsibilities under this Agreement.

Upon request, Fidelity will review and comment upon those portions of the Client's overall business resumption plan related to the Services provided under this Agreement and will provide a written report setting forth any discrepancies between Client's overall business resumption plan and the Fidelity disaster recovery plan.

     16.2 File Backup. Fidelity will provide and maintain adequate backup files of Client's data received by Fidelity and all programs utilized to process Client's data in order to execute business continuity plans as described in
Section 16.1.

17. CONFIDENTIAL INFORMATION.

     17.1 Ownership. Subject to Section 12 of this Agreement, all Data, Items, and Output are and shall remain the sole property of Client. All specifications, manuals, tapes, programs, user documentation, Fidelity Software (and any updates, enhancements or modifications thereto) and other materials ("Materials") developed by Fidelity and furnished to Client by Fidelity in connection with this Agreement are and shall remain the sole property of Fidelity, unless agreed to otherwise in writing by the parties.

     17.2 Confidentiality Obligation. All information of a non-public nature disclosed by Client or Fidelity to the other during the Term of this Agreement ("Confidential Information") (1) shall be deemed the property of the disclosing party, (2) shall be used solely for the purposes of administering and otherwise implementing the terms of this Agreement, and (3) shall be protected by the receiving party in accordance with the terms of this Section 17. Fidelity acknowledges that the Data and Output are the "Confidential Information" of Client, and Client acknowledges that the Materials are the "Confidential
Information" of Fidelity. "Confidential Information" shall also include all "non-public personal information" as defined in Title V of the Gramm-Leach-Bliley Act (15 U.S.C. Section 6801, et seq.) and the implementing regulations thereunder (collectively, the "GLB Act"), as the same may be amended from time to time, that Fidelity receives from or at the direction of Client and that concerns any of Client's "customers" and/or "consumers" (as defined in the GLB Act).

     17.3 Nondisclosure Covenant. Except as set forth in this Article 17, the parties agree that they shall not disclose any Confidential Information of the other party in whole or in part, including derivations, to any third party, without the prior written consent of the other party, except that Fidelity may disclose Client's Confidential Information to Fidelity's subcontractors and agents in order to carry out its responsibilities under this Agreement, provided that Fidelity first executes a confidentiality agreement with each such subcontractor and/or agent. Confidential Information shall be held in confidence by the receiving party and its employees, contractors, subcontractors, and agents and shall be disclosed to only those of the receiving party's employees, contractors, subcontractors or agents who have a need for it in connection with the administration and implementation of this Agreement. The receiving party shall cause such contractors and agents to execute confidentiality agreements that contain terms that are consistent with this Section 17. Under no circumstances shall Client disclose the software to, or use the software on behalf of, a competitor of Fidelity without the prior written consent of Fidelity and subject to execution by such competitor of nondisclosure and confidentiality agreements acceptable to Fidelity.

     17.4 Exceptions. Confidential Information shall not be deemed proprietary and the receiving party shall have no obligation with respect to any such information which:

          (a) is or becomes publicly known through no wrongful act, fault or negligence of the receiving party;

          (b) was known by the receiving party prior to disclosure and the receiving party was not under a duty of non-disclosure;

          (c) was disclosed to the receiving party by a third party who was free of obligations of confidentiality to the party providing the information;

          (d) is approved for release by written authorization of the disclosing party;

          (e) is publicly disclosed pursuant to a requirement or request of a governmental agency or disclosure is required by operation of law; or

          (f) is furnished to a third party by the disclosing party owning the Confidential Information without a similar restriction on the third party's rights.

          Notwithstanding anything to the contrary contained herein, either party may disclose Confidential Information of the other pursuant to (1) a requirement or official request of a governmental agency, a court or administrative subpoena or order, or any applicable legislative or regulatory requirement; (2) in defense of any claim or cause of action asserted against such party or any of its affiliates, officers, directors, employees or agents; (3) as otherwise permitted by the GLB Act; (4) as required by law or national stock exchange rule; or (5) as otherwise permitted under the Agreement.

     17.5 Confidentiality of this Agreement; Protective Arrangements.

          (a) The parties acknowledge that this Agreement contains confidential information that may be considered proprietary by one or both of the parties, and agree to limit distribution of this Agreement to those individuals with a need to know the contents of this Agreement. In no event may this Agreement be reproduced or copies shown to any third parties (exclusive of contractors, subcontractors and agents who have a need for it) without the prior written consent of the other party, except as may be necessary by reason of legal, accounting, tax or regulatory requirements, in which event Client and Fidelity agree to exercise reasonable diligence in limiting such disclosure to the minimum necessary under the particular circumstances. The parties further agree to seek commercial confidential status for this Agreement with any regulatory commission with which this Agreement must be filed, to the extent such a designation can be secured.

          (b) In addition, each party agrees to give notice to the other parties of any demands to disclose or provide Confidential Information received from the other or any third party under lawful process prior to disclosing or furnishing Confidential Information, and agrees to cooperate in seeking reasonable protective arrangements requested by the other party.

     17.6 Security Measures. Fidelity has implemented certain security measures designed to safeguard Client's customer information and to satisfy Fidelity's confidentiality obligations set forth above. Upon Client's written request, Fidelity will adhere to security measures in addition to those measures previously implemented by Fidelity. If adherence to such Client-requested security measures will increase Fidelity's costs of operation, Client will reimburse Fidelity for the implementation and/or adherence to such additional security measures requested by Client. Fidelity's annual audit as described in
Section 21 below, including any audit procedures mutually agreed upon by the parties will serve to document the security measures implemented and in use by Fidelity.

     17.7 Remedies. The parties hereto agree that the remedy at law for the breach of any provision of this Section 17 by the other party may be inadequate and that the non-breaching party shall be entitled to seek injunctive relief without bond, in addition to any rights or remedies that the non-breaching party may have for such breach. The rights and obligations of the parties hereto under this Article 17 shall survive any termination of this Agreement.

18. AUDIT RECORDS. Client shall be responsible for maintaining all necessary audit records required by law or any regulatory authority having jurisdiction over Client.

19. REGULATORY COMPLIANCE. Fidelity will provide, at the prescribed times, all required letters of assurance to the appropriate regulatory authorities. During the Term of this Agreement, Fidelity agrees that Fidelity's programs will comply with the mandatory federal data processing output requirements specified by the federal authorities applicable to Client. If Client becomes aware of any local or state regulatory requirements that are different from those imposed by federal regulatory authorities and that are applicable to the Services provided by Fidelity, Client will make Fidelity aware of any such applicable local or state regulatory requirements that are different from those imposed by federal regulatory authorities. Any changes required by such state or local requirements which Fidelity agrees to make shall be paid for by Client, and to the extent possible, Fidelity shall endeavor to obtain consents to share the costs of such charges required by such state and local requirements among the Fidelity clients affected. Fidelity agrees that with respect to any changes made by Fidelity to address local or state regulatory requirements at the request of other customers of Fidelity, Client will not be required to incur any costs with respect to such changes made for other customers unless Client requests that Fidelity implement such changes as a part of providing Services to Client. As of the Commencement Date for Services, to the best of Fidelity's knowledge based upon the input of Fidelity's other customers in the State of New York, Fidelity's programs comply with the State of New York regulatory requirements requested by such customers.

20. INSURANCE. A schedule of Fidelity's current insurance coverage has been furnished in Exhibit B. Fidelity will maintain in effect insurance coverage that is comparable to the coverage shown in Exhibit B for the duration of the Term.

21. AUDITOR'S REVIEW. A certified public accounting firm shall perform an annual review of Fidelity's computer facility (the "Annual Review"). Client agrees that such firm shall have sole authority and responsibility for such Annual Review. Fidelity will provide Client with a copy of the report for the Annual Review. The Annual Review will include a "SAS 70 Type II" audit or like audit. Fidelity will conduct other audits as required by applicable regulations, or as mutually agreed upon by the parties.

22. SECURITY. Client shall implement all necessary security procedures, including but not limited to any security procedures required by Fidelity, with regards to the Services. Client acknowledges that Client is fully responsible for security at its facilities, and that Fidelity has NO control over the security of the terminals located at Client's facilities or those individuals accessing information through those terminals. Client assumes full responsibility for any unauthorized persons utilizing such terminals or for the unauthorized use of any information obtained from them. Client hereby expressly waives any claim against Fidelity arising out of a breach of those terminals.

23. GOVERNMENTAL EXAMINATIONS. If required by a regulatory authority, agency or commission, Client authorizes Fidelity to furnish Data and/or Output thereto at Client's expense. Client hereby authorizes Fidelity to comply with all applicable provisions of any statute, law, regulation or ordinance of any governmental authority having jurisdiction, including but not limited to any laws pertaining to governmental regulation and examination of services. Fidelity will notify Client of the occurrence of any such governmental examination.

24. SUBCONTRACTING. Client agrees that Fidelity may, in its sole discretion, subcontract all or any part of its obligations hereunder to one or more subcontractors, but in no event shall Client be required, without prior written consent, to look to any such subcontractor directly for performance of any such obligation or to make any payment directly to any subcontractor.

25. GENERAL.

     25.1 Notices. All notices required by this Agreement shall be in writing; shall be mailed or personally delivered to the other party at the address set forth below, or such other address as subsequently shall be given by either party to the other in writing; and shall be deemed effective upon personal delivery to the other party or five (5) days after mailing if mailed with sufficient postage and properly addressed.

With respect to CLIENT:
         TO:   TrustCo Bank Corp NY
               5 Sarnowski Dr.
               Glenville, New York 12302
               ATTN.:  Robert J. McCormick, President

With a copy to the following:
               TrustCo Bank Corp NY
               5 Sarnowski Dr.
               Glenville, New York 12302
               ATTN.:  Robert T. Cushing, Chief Financial Officer

With respect to Fidelity:
         TO:   Fidelity Information Services, Inc.
               HORIZON Technology Center - East
               40 South Ferry
               Albany, New York 12202
               ATTN.:  Strategic Account Manager

With copies to the following:
               Fidelity Information Services, Inc.
               601 South Lake Destiny Drive
               Suite 300
               Maitland, Florida 32751
               ATTN.:  Senior Vice President, Sales and Client Relations

               Fidelity Information Services, Inc.
               601 South Lake Destiny Drive
               Suite 300
               Maitland, Florida 32751
               ATTN.:  President, Integrated Financial Solutions

               Fidelity Information Services, Inc.
               601 Riverside Avenue
               Jacksonville, Florida 32204
               ATTN.:  General Counsel

     25.2 Headings and Construction. The headings used in this Agreement are for convenience only and shall not be used in constructing the provisions hereof.

     25.3 Survival of Paragraphs. Sections 12, 13, 14, 15, 17 and 25 herein shall survive the termination or expiration of this Agreement.

     25.4 Entire Agreement and Amendments. This Agreement contains the entire agreement of the parties hereto. No other agreement, statement or promise made by any party hereto or by any employee, officer, or agent of any party hereto that is not in writing and signed by the parties is binding. This Agreement may not be amended in any fashion except by written instrument, executed by the parties hereto, specifically providing for the amendment of this Agreement. Notwithstanding the foregoing, Fidelity shall not discontinue any Services hereunder without providing at least 180 days' prior written notice to Client. Such notice will contain a reasonable alternative to the Services being discontinued. If this discontinuation of Services causes the Client any
financial   impact,   Fidelity  and  Client  shall   mutually   agree  upon  any
reimbursement to be made to Client with respect to the financial impact on Client. It will be assumed that the referenced notice will be considered delivered per Section 25.1.

     25.5 Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto, their successors and assigns. Neither party to this Agreement shall make any assignment hereof without the prior written consent of the other party, such consent not to be unreasonably withheld. Nothing in this Agreement is to be construed to limit or restrict the right of either party to effect any assignment of this Agreement by merger, reorganization, sale of corporate assets or other corporate change as long as the Services outlined in this Agreement, continue.

     25.6 Governing Law. This Agreement is governed by the laws of the State of New York. Both parties agree that any action brought as a result, directly or indirectly, of this Agreement shall be brought in a court of appropriate jurisdiction in Schenectady, New York. The successful party in any such action shall be entitled to recover from the unsuccessful party, in addition to any other relief to which it may be entitled, reasonable attorney's fees (including an allocable share of the cost of in house counsel) and costs incurred by it in prosecuting or defending such action.

     25.7 Press Releases. The parties shall consult with each other in preparing any press release, public announcement, news media response or other form of release of information concerning this Agreement or the transactions contemplated hereby that is intended to provide such information to the news media or the public (a "Press Release"). Neither party shall issue or cause the publication of any such Press Release without the prior written consent of the other party; except that nothing herein will prohibit either party from issuing or causing publication of any such Press Release to the extent that such action is required by applicable law or the rules of any national stock exchange applicable to such party or its affiliates, in which case the party wishing to make such disclosure will, if practicable under the circumstances, notify the other party of the proposed time of issuance of such Press Release and consult with and allow the other party reasonable time to comment on such Press Release in advance of its issuance.

26. DISPUTE RESOLUTION.

     26.1 Dispute Resolution Procedures. In the event a dispute arises between Fidelity and Client with respect to the terms and conditions of this Agreement, or any subject matter governed by this Agreement, other than disputes regarding a party's compliance with the provisions of Section 17, such dispute shall be settled as set forth in this Section 26. At such time as the dispute is resolved, interest (calculated in accordance with Section 5.1) for the period of dispute shall be paid to the party entitled to receive the disputed monies to compensate for the lapsed time between the date such disputed amount originally was to have been paid (or was paid) through the date monies are paid (or credited) in settlement of the dispute.

     26.2 Claims Procedures. If any party shall have any dispute with respect to the terms and conditions of this Agreement, or any subject matter referred to in or governed by this Agreement, that party (through the Fidelity Strategic Account Manager, or like-titled Fidelity representative ["Fidelity SAM"] or Client's counterpart for the Fidelity SAM ["Client Representative"], as the case may be) shall provide written notification to the other party (through the Fidelity SAM or the Client Representative, as the case may be) in the form of a claim identifying the issue or amount disputed and including a detailed reason for the claim. The party against whom the claim is made shall respond in writing to the claim within fifteen (15) days from the date of receipt of the claim document. The party filing the claim shall have an additional fifteen (15) days after the receipt of the response either to accept the resolution offered by the other party or to request implementation of the procedures set forth in Section
26.3 (the "Escalation Procedures") or Section 26.4, as applicable. Failure to meet the time limitations set forth in this Section shall result in the implementation of the Escalation Procedures.

     26.3 Escalation Procedures. Each of the parties agrees to negotiate, in good faith, any claim or dispute that has not been satisfactorily resolved following the claim resolution procedures described in Section 26.2. To this end, each party agrees to escalate any and all unresolved disputes or claims in accordance with Section 26.3(a) before taking further action, unless Client has requested resolution of a Critical issue pursuant to Section 26.4.

          (a) If the negotiations conducted pursuant to Section 26.2 do not lead to resolution of the underlying dispute or claim to the satisfaction of a party involved in such negotiations, then either party may notify the other in writing that he/she desires to elevate the dispute or claim to Fidelity's President of Integrated Financial Solutions, and Client's Chief Executive Officer for resolution. Upon receipt by the other party of such written notice, the dispute or claim shall be so elevated and Fidelity's President of Integrated Financial Solutions and Client's Chief Executive Officer shall negotiate in good faith and each use its reasonable best efforts to resolve such dispute or claim. The location, format, frequency, duration and conclusion of these elevated discussions shall be left to the discretion of the representatives involved. Upon agreement, the representatives may utilize other alternative dispute resolution procedures to assist in the negotiations.

          (b) Discussions and correspondence among the representatives for purposes of these negotiations shall be treated as confidential information developed for purposes of settlement, exempt from discovery and production, which shall not be admissible in any subsequent proceedings between the parties. Documents identified in or provided with such communications, which are not prepared for purposes of the negotiations, are not so exempted and may, if otherwise admissible, be admitted in evidence in such subsequent proceeding.

     26.4 Procedures for Critical Issues. Should a "Critical" (as defined below) issue arise such that Client wishes to expedite the dispute resolution process, Fidelity's President, Integrated Financial Solutions ("President"), or like-titled Fidelity representative, shall be Client's point of contact. Client shall contact the President by telephone or electronic mail. The President (or his designee) will respond to Client's call or message within one (1) business day to determine the nature of the Critical issue. The President (or his designee) shall then research the issue and, within five (5) business days after the President's initial response to Client, will communicate to Client how the issue will be resolved and the timeframe for resolution. If the Critical issue is not resolved within the specified timeframe, then Client may elevate the Critical issue to the President, Fidelity National Financial ("FNF President"). Should Client elevate the Critical issue to the FNF President, then the FNF President, or his designee, shall negotiate in good faith and use his reasonable efforts to resolve the problem causing the Critical issue.

     A "Critical" issue shall be an issue where there is a fault that causes or is likely to cause serious disruption to Client's business or a fault that affects or is likely to affect the service provided to Client's business. Typically, this would result from (i) a part of a Service being completely unavailable or degraded to a point where Client's ability to conduct a material part of its business is impacted to a significant extent; or (ii) a fault on a development system which is causing severe impact to testing schedules, which are of critical importance to Client's business.

     26.5 Claim Expiration. No claims to be resolved under this Section 26 may be made more than three (3) years after the date by which the fault or failure occurred; failure to make such a claim within the three (3)-year period shall forever bar the claim.

     26.6 Continuation of Services. Unless Fidelity is bringing an action for Client's failure to make timely and complete payments to Fidelity for Services not otherwise in dispute under Section 26, Fidelity will continue to provide Services under this Agreement, and Client will continue to make payments to Fidelity, in accordance with this Agreement, during the dispute resolution procedures described in this Section 26.

27. VOLUME ASSUMPTIONS. Client acknowledges and agrees that Fidelity's commitment to perform the Services in accordance with the terms and conditions of the Agreement and with the service levels set forth in this Agreement is based upon the transaction volume information provided to Fidelity by Client, as set forth in Attachment 1. If transaction volumes are incorrect or change, Fidelity may be unable to achieve the specified service level agreements. If, due to a single event, a change in transaction volumes of plus or minus thirty percent (30%) occurs and such change materially affects Fidelity's ability to meet the stated service level agreements, Fidelity shall not be liable for meeting such service level agreements until the parties have mutually agreed upon an adjustment to the affected service level agreement. Fidelity will submit a proposal to Client to accommodate the changed transaction volumes, whereupon the parties shall review the proposed service level agreement changes and mutually agree upon a new service level agreement for the affected service level agreement.

                         SIGNATURES FOLLOW ON NEXT PAGE

THIS AGREEMENT IS EFFECTIVE AS OF THE EFFECTIVE DATE AND HAS BEEN EXECUTED BY THE DULY AUTHORIZED OFFICERS OF THE PARTIES HERETO.

Fidelity                                           Client

Fidelity Information Services, Inc.             TrustCo Bank Corp NY
HORIZON Technology Center - East                5 Sarnowski Dr.
40 South Ferry                                  Glenville, New York 12302
Albany, New York 12202

Signature:/s/ James A. Susoreny                 Signature:/s/ Robert T. Cushing

Date: March 3, 2004                             Date: March 3, 2004

Print Name:James A. Susoreny                    PrintName: Robert T. Cushing
          --------------------                               -----------------

Title:   Senior Vice President                  Title:CFO
         --------------------                            ------
        Integrated Financial Solutions
        a division of Fidelity Information Services, Inc.

                         METHOD OF DELIVERY AND PAYMENT

                                    EXHIBIT A

1.    Method of Report Delivery to Client.

      ( X )    Messenger delivery of printed reports

      ( X  )   Remote print at designated Client location

2.    Method of Payment.

      ( X )    Check or cash within thirty (30) days after receipt of invoice

      (   )    Electronic payment within fifteen (15) days after receipt of invoice


                               INSURANCE COVERAGE

                                    EXHIBIT B

-------------------- ----------------------------- ---------------------- --------------------------------------------------
Type of Coverage     Limit                         Insurance Company      Remarks
==================== ============================= ====================== ==================================================
Commercial            $1,000,000 each                St Paul Mercury      Bodily injury and property damage; combined limit.
General Liability     occurrence                     Insurance Company    Personal Injury/ Advertising Liability $1,000,000
                      $2,000,000 Annual                                   Employee Benefit Liability $1mm Occ/ $3mm Agg
                      Aggregate                                           $5,000 premises medical each person.

-------------------- ----------------------------- ---------------------- --------------------------------------------------
                                                                          Blanket coverage theft, fire, equipment
                     $100,000,000 Direct Damage                           breakdown, business interruption, flood,
                     & Business Interruption                              earthquake, etc.
Property Insurance   $5mm Accounts Receivable      St Paul Mercury
                     $5mm Service Interruption     Insurance Company      All Risk deductible - $1,000
                     $1mm Transit &Fine Arts                              Extra Expense/Service Interruption $5000
                     Various Other Sublimits                              Quake, Flood, Coast Wind - Various Deductibles
-------------------- ----------------------------- ---------------------- --------------------------------------------------
Equipment            Included above                Included above         Equipment Breakdown Deductible $1,500
-------------------- ----------------------------- ---------------------- --------------------------------------------------

                     $1,000,000 each occurrence    St Paul Mercury
Automobile           (CSL)                         Insurance Company      Owned, hired and non-owned vehicles.
                     $1,000,000 UIM/UM
-------------------- ----------------------------- ---------------------- --------------------------------------------------
                     Coverage A - statutory
                     Coverage B -
                     $1,000,000 each accident      Hartford Casualty
Workers'             $1,000,000 each               Insurance Company      Coverage provided as required by state law and
Compensation         employee-disease              (except Monopolistic   other statutes.
                     $1,000,000 policy limit -     states)
                     disease
-------------------- ----------------------------- ---------------------- --------------------------------------------------
Data Processors
Errors and           $25,000,000                   AIG and Zurich         Tech E&O and NetAdvantage Security.
Omissions            Occurrence/Aggregate                                 $2,500,000 Self Insured Retention
-------------------- ----------------------------- ---------------------- --------------------------------------------------
Fidelity             $15,000,000 Blanket Bond      AIG                    Employee dishonesty.  $250,000 deductible.
                                                   ---------------------- --------------------------------------------------
-------------------- ----------------------------- ---------------------- --------------------------------------------------
Umbrella             $25,000,000 xs Underlying     St Paul Mercury
                                                   Insurance Company
-------------------- ----------------------------- ---------------------- --------------------------------------------------


                                DECONVERSION FEES

                                    EXHIBIT C

1.       Preliminary Requirements.

         Nondisclosure agreement to be signed by all parties
         Deconversion questionnaire to be signed by Client

Both documents are to be completed and returned to Fidelity at least sixty (60)
                              days prior to the date of deconversion.

2.       Charges.

         Extract Tape                    $    200.00 per tape
         Trial Balances (Hard Copy)           100.00 per application
         Histories (Hard Copy)                   $        0.06 per History Card
         Requests for Changes
                  (if requests for changes are received
                  fewer than five days before delivery
                  date of requested change)        $    500.00 per change
         Programming/Consulting                    $    150.00 per hour
         Deconversion Coordination Fee (only chargeable       $35,000.00
                  upon the natural expiration of the Term)
         Deinstallation of Telecommunications Equipment  $    150.00 per hour +
         expenses

         There may be additional charges based upon the parameters selected on Client's deconversion questionnaire and cost of terminating Fidelity's services at Client's location(s).

         The fees and charges quoted above are for the physical deconversion and the coordination of such deconversion from the Fidelity system.

                          SOFTWARE LICENSE, MAINTENANCE
                               AND EQUIPMENT SALES

                                    EXHIBIT D

This Exhibit D provides for the licensing of the Fidelity Product Offerings shown on the page of Attachment 1 to the Agreement entitled Fidelity Product Offerings (the "Software"), maintenance and other services related to the Software, and the sale of equipment ("Equipment") (if any), by Fidelity to Client pursuant to this Exhibit D. The specific Software, services, and Equipment shall be set forth in Attachment 1 to the Agreement, which attachment shall contain a schedule of fees (the "Attachment"). Terms and conditions applicable to all Software and services are set forth below. The parties hereby agree as follows:

1. AGREEMENT TO LICENSE, MAINTAIN AND SELL. Fidelity agrees to license and sell to Client and Client agrees to license and purchase from Fidelity the Software and/or Equipment, if any. Furthermore, where applicable, Fidelity shall provide maintenance for the Software, as hereinafter described. Client may license additional Software and/or purchase additional Equipment by the addition of subsequent Attachments or such other fee schedule as may be applicable, which shall reference the Agreement, shall be governed by the terms of the Agreement, and shall be attached to and made a part of the Agreement. If indicated on an Attachment, Fidelity agrees to perform application implementation services and/or data conversion services in accordance with Fidelity's standard implementation and conversion procedures.

2. DELIVERY, TITLE, SECURITY INTEREST, AND RISK OF LOSS OR DAMAGE.

     2.1 Client agrees to pay or reimburse Fidelity for all costs of shipping Equipment to Client, including freight, insurance and special packaging charges in connection with delivery.

     2.2 Fidelity retains a purchase money security interest in each piece of Equipment until payment in full is received. Fidelity may file a copy of this Exhibit with appropriate authorities at any time after signature by Client as a financing statement and/or chattel mortgage in order to perfect such security interest. Client agrees to execute any financing statements and other instruments requested by Fidelity to perfect its security interest.

     2.3 Risk of loss or damage for all Software and Equipment and title to all Equipment shall pass to Client upon delivery to Client. Title to Software shall remain in the name of Fidelity and shall not pass to Client at any time.

     2.4 It is understood and mutually agreed that Equipment purchased by Client from Fidelity hereunder is manufactured by companies other than Fidelity, and therefore Fidelity makes no warranty, express or implied, on any such Equipment. Client accepts as sole warranty on any such Equipment, the warranty used or made by the manufacturer of such Equipment. Fidelity does warrant to Client that any Equipment installed by Fidelity will be properly installed in accordance with the manufacturer's installation instructions. Fidelity does not extend to Client any other warranty on or pertaining to the Equipment.

     2.5 All Equipment orders are accepted subject to availability of the designated Equipment from the manufacturer.

3. FEES AND CHARGES.

     3.1 Client shall pay Fidelity such fees and charges as may be set forth in the Attachment for the Software license and maintenance, and Equipment purchase, as well as the fees set forth for installation of Software and/or Equipment and, if applicable, for application implementation services and/or data conversion services at the prices set forth in such Attachment. Additionally, Client shall pay Fidelity for all reasonable travel and living expenses for Fidelity's staff members while performing any conversion, installation, or training services for Client. Any expenses incurred by Fidelity are subject to Client's approval as more particularly described in Section 5.5 of the Agreement. License and maintenance fees, purchase prices and installation, implementation, training and conversion fees on any subsequent Attachment or fee schedule shall be at the prices and/or fees as mutually agreed upon by Fidelity and Client.

     3.2 Maintenance fees for Software listed on Attachment 1 become effective on the date specified in this Exhibit. Maintenance fees for subsequently ordered and installed Software shall be the maintenance fees for such Software in effect at the time of the installation of such Software.

4. WARRANTY AND DISCLAIMER.

     4.1 Right to License. Fidelity hereby represents and warrants to Client that Fidelity is the owner of the Software or otherwise has the right to grant to Client the rights set forth in this Exhibit D. In the event of any breach or threatened breach of the foregoing representation and warranty, Client's sole remedy shall be to require Fidelity to either: (1) procure, at Fidelity's expense, the right to use the Software; (2) replace the Software or any part thereof that is in breach and replace it with Software of comparable functionality that does not cause any breach; or (3) refund to Client the full amount of the license fee upon the return of the Software and all copies thereof to Fidelity.

     4.2 Software.

          (a) Fidelity warrants that the Software delivered hereunder will perform on an appropriately configured computer, in accordance with the then-current documentation in all ways which materially affect performance.

          (b) Fidelity's sole obligation to Client under the foregoing warranty is to remedy, at no cost to Client, any material defects reported to it.

     4.3 Software Warranty Exclusions. The warranty set forth in Section 4.2 does not apply to any of the following:

          (a) Damage arising from any cause beyond Fidelity's reasonable control including, but not limited to: (i) damage due to the improper operation of the Software; (ii) damage due to storms, fire, flood, other acts of God, attack, civil commotion, war, settling of walls or foundations; (iii) damage resulting from abuse of the Software or usage of the Software other than as specified in the then-current documentation; or (iv) malfunctions caused by alterations or tampering.

          (b) Malfunction or breakdown of Software due to attachment, or addition or use of software and/or equipment not approved by Fidelity.

          (c) Destruction in whole or in part of the Software by any person other than Fidelity, its agents, servants, or employees.

     4.4 Disclaimer. EXCEPT FOR THE EXPRESS WARRANTIES STATED IN THIS SECTION 4, FIDELITY DISCLAIMS ALL WARRANTIES ON THE SOFTWARE AND EQUIPMENT FURNISHED HEREUNDER, INCLUDING, WITHOUT LIMITATION, ALL IMPLIED WARRANTIES OF
MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. The stated express warranties are in lieu of all obligations or liabilities on the part of Fidelity arising out of or in connection with the performance of the Software or Equipment. This disclaimer is not intended, and shall not be used, to excuse Fidelity from its obligations with respect to the Software as set forth in this Exhibit.

5. MAINTENANCE. The maintenance services described in this Exhibit shall commence on the Commencement Date for Services and shall remain in full force and effect for the initial five (5)-year Term of the Agreement, and shall be extended automatically for an additional two (2) years, unless Client provides written notice to Fidelity of Client's intention not to extend the Term in accordance with Section 5.6 of the Agreement, and unless earlier terminated pursuant to Section 11 of the Agreement. The "Maintenance Expiration Date" shall be the last day of the Term. Upon expiration of the Term, maintenance services will be extended for a mutually agreed upon term at rates to be mutually agreed upon, unless at least sixty (60) days prior to the Maintenance Expiration Date, either Client or Fidelity gives written notice to the other party of its termination of maintenance as of the Maintenance Expiration Date.

     5.1 Covered Maintenance.

          (a) General. Fidelity will provide the Software maintenance required to cause the Software to operate according to the then-current documentation. Such maintenance will be performed during the Initial Term (and any Subsequent Terms) and includes all labor without additional fees to Client, except as otherwise provided in Section 5.3 below.

          (b) Updates to Software. Client shall purchase and Fidelity shall provide maintenance as described in this Section. It is the policy of Fidelity to provide updates to Software. For the duration of the Term of the Agreement, Fidelity will notify Client at least ninety (90) days prior to putting a full system release into the production environment. Client shall cooperate with Fidelity in incorporating any Software updates provided hereunder. Client also agrees to add to the programs and documentation (through or under the direction of Fidelity, in the manner indicated), each error correction and each update provided to Client by Fidelity. Failure of Client to install the Software releases or any other corrections or updates provided by Fidelity, shall release Fidelity of any responsibility for the improper operation or any malfunction of Software as modified by any subsequent corrections or updates, but shall not relieve Client of any of its obligations hereunder, and Fidelity shall be released thereafter from its obligation to maintain Software as provided herein. Fidelity will use good faith efforts to cause Software to comply with applicable Federal regulations. Updated releases of standard Software shall be provided without additional license fees.

          (c) Exclusions. Software maintenance does not include the following:

               (1) Any Software maintenance required by: (i) modifications or additions by Client to equipment such that the Software requires modifications in order to operate according to the then-current documentation; (ii) maintenance or repair performed by other than authorized Fidelity personnel; (iii) damage to Software by Client's employees or third parties; (iv) causes beyond the reasonable control of Fidelity including, but not limited to, acts of God, flood, fire, or vandalism; or (v) electrical power disturbances, outages or brownouts.

               (2) Repair or replacement of expendable items.

               (3) Standby support for equipment changes, reconfiguration, upgrades or relocations.

               (4) Fidelity-requested involvement in determining or solving a problem on software and/or equipment not covered by this Exhibit.

          (e) Replacement software.

     5.2 Client's Responsibilities. Client shall be responsible for timely training of Client personnel, participating in testing when requested to do so by Fidelity, establishing and instituting Fidelity's operating procedures, and complying with instructions received from Fidelity verbally or in writing, including without limitation, data base backup procedures and maintaining on-site backup copies of applications software.

6. SOFTWARE LICENSE.

     6.1 For each item of Software ordered hereunder, Fidelity hereby grants to Client and Client accepts a perpetual, nonexclusive and nontransferable right and license to use the Software, for Client's own internal uses in accordance with the terms of this Exhibit, in machine readable form on the equipment on which it is installed by Fidelity or on which it is licensed solely for operation by Client; provided, however, that Software may be used on other comparable equipment on a temporary basis during a malfunction of the original equipment. That portion of Software running on personal computers shall be operated only on the personal computers on which it is installed. The license granted hereunder shall be perpetual, unless terminated earlier pursuant to
Section 11 of the Agreement.

     6.2 Fidelity has designed, developed, and made available proprietary computer Software containing trade secrets of Fidelity and/or its suppliers. Use of this Software is strictly governed by this Exhibit D. No title or ownership in the Software is transferred to Client. Client agrees that it will not copy or in any way duplicate the Software, except for backup procedures. This Agreement may not be assigned, nor may the Software be sublicensed or otherwise transferred to a third party, or used by Client for the benefit of a third party. The Software is licensed to Client for use by Client for itself, and its subsidiaries, and affiliates of Client (the term "affiliate" means any entity Controlled by or under common Control with Client. "Control" and its derivatives shall mean the legal, beneficial, or equitable ownership, directly or indirectly, of at least 50% of the aggregate of all voting equity interests in an entity or equity interests having at least 50% of the assets of an entity and, in the case of a partnership, also includes the holding by an entity [or one of its affiliates] of the position of sole general partner).

Under no circumstances shall Client disclose the Software to, or use the Software on behalf of, a competitor of Fidelity.

     6.3 Client agrees to hold the Software, together with all material and knowledge related thereto obtained by Client, in confidence, and to use reasonable controls to protect the confidential nature of the Software and such related materials and knowledge. Fidelity agrees to hold all material and knowledge related to Client obtained by Fidelity pursuant to this Agreement, in confidence, and to use reasonable controls to protect the confidential nature of such material and knowledge.

     6.4 Notwithstanding anything herein to the contrary, the license granted hereunder is granted subject to payment of the license fee for such Software and to compliance with the terms and conditions of this Exhibit. Fidelity may terminate this Software license if Client fails to pay the license fee or to comply with such terms and conditions. Upon termination of the license for any reason, Client shall discontinue all use of the Software and shall either destroy and certify destruction, or return to Fidelity, all copies of the Software and related documentation which are in Client's control or possession, together with a written certification that it has done so.

7. SOFTWARE AND/OR EQUIPMENT SUBSTITUTION. In the event Fidelity and Client agree upon the removal of any specific item of Software and/or Equipment listed on any Attachment, Fidelity shall not be in default of this Agreement provided Fidelity offers Client substitute Software and/or Equipment capable of equal or better performance at least ninety (90) days prior to shipment. In the event that the price of such substitute Software or Equipment exceeds the price of such discontinued Software or Equipment, Fidelity shall notify Client of the substitute price at least thirty (30) days prior to the date of shipment of such Software or Equipment, and Client and Fidelity shall mutually agree upon any additional fees related to the substituted Software and/or Equipment or Client shall have the option to cancel the order for such discontinued Software or Equipment with no liability to Fidelity with respect to such discontinued or substitute Software or Equipment. In the event that Client does not notify Fidelity of Client's election to cancel the order prior to the date of shipment Client shall be deemed to have agreed to license or purchase such substitute Software or Equipment at the substitute price pursuant to the other terms and conditions hereof. In the event that the price of such substitute Software or Equipment does not exceed the price of such discontinued Software or Equipment, such substitute Software or Equipment shall be substituted at the substitute price for the discontinued Software or Equipment under this Exhibit.

8. NONWAIVER OF DEFAULT. Each shipment made under any Attachment shall be treated as a separate transaction, but in the event of any default by Client, Fidelity may decline to make further shipments without in any way affecting Fidelity's right under such Attachment. If, despite any default by Client, Fidelity elects to continue to make shipments, its action shall not constitute a waiver of any prior default by Client or in any way affect Fidelity's legal remedies for any such default.

                             CHECK IMAGING SERVICES

                                    EXHIBIT E

In consideration for Client's payment of the Check Imaging Services fees set forth in Attachment 1 to the Agreement, Fidelity shall provide Check Imaging Services in accordance with the terms and conditions set forth below.

1. RESPONSIBILITIES OF THE PARTIES.

     1.1 Special Output Forms and Supplies. With consultation and recommendations from Fidelity, Client will provide all input forms, output forms, diskettes, magnetic tapes, balance control forms, and other forms necessary to meet the processing requirements of Client. If requested by Client, Fidelity will order and store forms and other media and charge Client at Fidelity's cost for such forms and media.

     1.2 Delivery. Unless otherwise specified in this Agreement, Client is responsible, whether through contract courier or otherwise, for delivery of all input and output to and from the specified Fidelity capture center or Fidelity-controlled destination. Input not submitted to Fidelity via electronic data transmission will be delivered physically to the Fidelity capture center or Fidelity-controlled destination. Client is responsible for all input forms, output forms, and any Client data while in transit to and from the Fidelity capture center or Fidelity-controlled destination. Fidelity is not responsible for input forms, output forms, or any Client data while in transit to or from the Fidelity capture center or Fidelity-controlled destination. It shall be the responsibility of Client to microfilm, scan, back-up, copy or duplicate data prior to shipping to the Fidelity capture center or Fidelity-controlled destination. Fidelity will begin daily batch processing of Client's data after item capture and balancing has been completed. Transit cash letters will be prepared and delivered to the appropriate send points according to the schedule set forth by the receiving entities.

     1.3 Terminals/Communication Costs. Client will pay all costs of communication or telephone lines, data circuits, modems, digital service units, routers, hubs, switches, workstations, workstation control units and the installation and continuing costs thereof, as required by such on-line services. If requested by Client, Fidelity will coordinate the ordering and installation of any such facility or equipment. These items will be billed in accordance with the invoicing provisions of the Agreement.

     1.4 Client's Input Data. All input data furnished by Client on magnetic media shall be in good condition; customarily acceptable for machine-reading and in accordance with the format specified by Fidelity for magnetic media data submission. Fidelity will notify Client of Client documents that do not meet industry standards for machine readability and Client shall be responsible for converting input data to Fidelity's designated industry standard format. Client agrees to correct all input data not submitted in the form set forth herein. Fidelity will receive the daily items from Client via courier based on available courier schedules. Client and Fidelity acknowledge that timely delivery of Client's input data is critical to meeting deadlines and to ensure such delivery, the parties will jointly establish procedures to facilitate expeditious delivery. Client input must be received at a time suitable to meet the appropriate processing and transit cash letter deadlines. Client shall provide one hundred percent (100%) of Client's daily capture volume to the Fidelity capture center or Fidelity-controlled destination by 7:15 p.m. Notwithstanding the deadline set forth in the preceding sentence, Client agrees that it will use all reasonable efforts to make earlier deliveries throughout each business day. During the ninety (90)-day period following the Effective Date, Fidelity and Client will jointly agree upon the final delivery schedule, which in no event will require one hundred percent (100%) delivery prior to 7:15 p.m. The parties acknowledge and agree that the final delivery schedule may result in multiple deliveries to the Fidelity capture center or Fidelity-controlled destination throughout a business day. Failure to deliver items to the Fidelity capture center or Fidelity-controlled destination according to this time schedule may result in a late delivery of the transit cash letter to the appropriate financial institution. Fidelity will not be responsible for missed deadlines at send points when the items are delivered late to the Fidelity capture center or Fidelity-controlled destination. Incoming cash letters will be received and captured direct from the Federal Reserve Bank or other financial institution.

     1.5 Days of Operation. Fidelity agrees to process and update Client data in accordance with time schedules described in this Exhibit.

2. SERVICES TO BE PERFORMED. In consideration for Client's payment of the fees specified in this Exhibit and Attachment 1, Fidelity will provide the following services.

     2.1 Fidelity will capture item images and store on Fidelity's image research database for ninety (90) days after receipt of the items. After ninety
(90) days, item images will then be copied to DVD, CD, tape or other media and stored and will be deleted from the on-line interactive image storage database. In the case of a remote location, Client will capture item images and the images will be stored on Fidelity's image database for ninety (90) days from capture date.

     2.2 If applicable, Fidelity will provide storage of Client's customer checks for a period of 60 days, after which time checks will be destroyed or returned to Client, as specified by Client in writing.

     2.3 Images will be copied to CD-ROM or DVD and a minimum of one (1) copy delivered to Client for research and archival purposes. In addition, Fidelity will retain, without charge to Client, one (1) copy in a secure location for archival purposes for so long as Client is legally required to keep images. Additional copies will be provided at Client's request, at Fidelity's then-current fee for additional copies.

     2.4 Item research will be provided to Client via access to the image storage database, CD-ROM and/or DVD mounted in the image storage jukebox at the Fidelity capture center or Fidelity-controlled location. Images will be available for research the next business day by 7:00 a.m. Eastern Time.

     2.5 Exception items will be available electronically or for Client's designated courier to pick up by 8:00 a.m. Eastern Time of the business day following the processing run.

     2.6 Return items will be processed in compliance with the guidelines published by the Federal Reserve Bank.

     2.7 Imaged statements will be prepared according to the following service levels and will include stuffing and mailing.

          (a) Imaged statements will be produced and mailed one (1) business day following the statement cycle.

          (b) Month-end imaged statements will be produced and mailed two (2) business days following the statement cycle.

     2.8 Non-image statements will be prepared by Fidelity according to the following service levels and will include stuffing and mailing. Fidelity shall render non-image statements within two (2) business days after Fidelity's receipt and these statements will be delivered to the mail house and mailed by the third (3rd) business day after Fidelity's receipt. Month-end non-image statements will be rendered within three (3) business days after Fidelity's receipt and will be delivered to the mail house and mailed by the fourth (4th) business day after Fidelity's receipt.

     2.9 Images for inclearing items will be captured at the Fidelity capture center or Fidelity-controlled destination. If Client's location is remote, Client will be responsible for imaging inclearings.

     2.10 Images for customers of Client will be copied to CD-ROM or DVD upon request.

     2.11 Cash Letters. Cash Letters will be created and delivered to the appropriate end point(s) for each business day of processing provided that the Client work is received by the times set forth in the Agreement. The delivery standard will be measured on a monthly basis and set at 100% on-time delivery rate. This will exclude any delays due to courier-related issues which are beyond the reasonable control of Fidelity. In the event of a failure by Fidelity to meet a Cash Letter deadline Fidelity agrees to delivery of the Cash Letter to the appropriate endpoint by the next day. If Client is assessed a penalty for a missed Cash Letter, Client shall notify Fidelity in writing as to the amount of the penalty. Fidelity will apply a credit in this amount to fees and charges payable by Client on the next invoice submitted to Client.

Client acknowledges and agrees that during the first ninety (90) days after the Commencement Date for Services, Fidelity will use all reasonable efforts to meet the performance standard set forth above in this Section 2.11 and will monitor and report to Client on Fidelity's performance against this performance standard. However, the information provided to Client during this ninety
(90)-day period shall be provided for informational purposes only to allow for an education of Client personnel with respect to appropriate procedures for preparation of the items for image item processing. Actual measurement and accountability for meeting the Cash Letter performance standard will commence in the ninety-first (91st) after the Commencement Date for Services.

                            SERVICE LEVEL AGREEMENTS

                                    EXHIBIT F

Fidelity's client support group ("Client Support") will perform first level problem determination, resolution and tracking for system problems. Client Support will support such software as may be implemented by Client from time to time pursuant to the Agreement, as well as Fidelity's Software and equipment for which Fidelity is responsible. Fidelity's ability to fulfill the service level agreements below is subject to Client's fulfillment of the Client Responsibilities listed below.

1. FIDELITY RESPONSIBILITIES. The functions performed by Client Support include the following:

     1.1 Fidelity will support a problem management process to identify, record, track and assist in correcting problems impacting service delivery.

     1.2 Fidelity will provide a Strategic Account Manager to manage and oversee the relationship with Client.

     1.3 Fidelity will provide the core processing as defined in this Agreement.

2. CLIENT'S RESPONSIBILITIES.

     2.1 Client shall be prepared to discuss and provide Fidelity with complete documentation for each issue logged to Fidelity, to the best of Client's ability. Fidelity's ability to resolve the issues is dependent upon Client's description of the issue. If Client is unable or unprepared to discuss the issue with Fidelity and provide necessary documentation, Fidelity may be unable to resolve the issue and shall not be held liable to meet any related service level agreements until Client has clearly articulated the issue to Fidelity.

     2.2 Fidelity shall meet in person semi-annually with Client's technology representative(s) at a mutually agreed upon time at Client's location to address strategic direction, operational issues and outstanding concerns. Fidelity and Client shall also conduct monthly teleconferences to address strategic direction, operational issues and outstanding concerns at a mutually agreed upon time.

3. SPECIFIC SERVICE LEVEL AGREEMENTS.

     3.1 Client Support. Fidelity will use reasonable efforts to acknowledge all calls to Client Support within one (1) hour. Ninety-five percent (95%) of all calls placed by Client and received by Fidelity during regular business hours (i.e., between 8:00 a.m. and 5:00 p.m., Eastern Time, Monday through Friday, excluding all holidays observed by the Federal Reserve) will be acknowledged within one hour after receipt.

     3.2 Core On-Line Terminal Access. Fidelity will use all reasonable efforts to allow system uptime at the data center for branch terminal access to be ninety-nine and one-half percent (99.5%) of the available up time, between the hours of 6:45 a.m. and 7:15 p.m., Monday through Saturday, measured on a quarterly basis. Fidelity will use reasonable efforts to provide at least three
(3) weeks' prior notice of all scheduled system downtime.

     3.3 Other On-Line Access. Fidelity will use all reasonable efforts to allow system uptime at the data center for access to the HORIZON Banking System to be available to ATM, IVR and Internet Banking to be ninety-nine and one-half percent (99.5%) of the time (as long as such systems use "night files" within the HORIZON Banking System), twenty-three (23) hours a day, seven (7) days a week, excluding periods of downtime for scheduled maintenance. Fidelity will use reasonable efforts to provide at least three (3) weeks' prior notice of all scheduled system downtime.

     3.4 Core Processing Output. Fidelity will use all reasonable efforts to provide processing output to Client ninety-nine percent (99%) of the time, by 7:00 a.m. following the nightly processing measured on a quarterly basis.

     3.5 Core Transaction Response Time. Fidelity will use all reasonable efforts to allow the core transaction response time on the IBM iSeries located at the Fidelity data center to be an average of three (3) seconds or less for ninety-nine percent (99%) of Client's monthly transactions during the available up time, twenty-three (23) hours a day, seven (7) days a week, excluding periods of downtime for scheduled maintenance, measured monthly. Fidelity will use reasonable efforts to provide at least three (3) weeks' prior notice of all scheduled system downtime. The core transaction response time set forth above does not include iSeries query transactions or Client's network and routing devices.

                            INTERNET HOSTING SERVICES

                                    EXHIBIT G

Fidelity shall provide hosting services with respect to all products listed in the Internet Hosting Services Offering section of Attachment 1 in accordance with the terms and conditions set forth below.

1. Fidelity will maintain a physically and environmentally secure hosting environment ("Hosting Facility"). The Hosting Facility will have fire suppression capability, continuous air conditioning, and a stable power supply. In addition, the Hosting Facility will have secure, limited access and be monitored 24 hours per day, 7 days per week.

2. Fidelity will provide continuous power to the Hosting Facility through the use of UPS and generators so that continuous power backup is available.

3. Fidelity will provide firewall and network security technology to protect the internal computer systems from unauthorized access, monitor security issues, and apply appropriate updates. Furthermore, Fidelity will provide the resources to manage and monitor the system.

4. Fidelity will provide network administration, database management, hardware installation and maintenance, network and data communications, security, and systems support with respect to the Hosting Facility.

5. Fidelity will administer all databases that are required for the functioning of the hosting environment.

6. Fidelity will provide help desk support to keep Client apprised of the current conditions and operation of the Hosting Facility.

7. Fidelity will monitor the Hosting Facility servers 24 hours per day, 7 days a week. In the event of server problems, a Fidelity on-call team will be contacted to implement emergency measures to minimize server downtime. Fidelity will continuously monitor servers for application availability, application health, and database connectivity.

8. Fidelity will provide full, daily (Monday through Friday) tape backup of the production databases and hosted code. Fidelity will store backup media onsite at the Hosting Facility in a fireproof media storage safe for a week. A rotation schedule will be established to rotate backups offsite weekly to a secure media storage site.

9. Fidelity On-Line Banking will retrieve all account histories in a real-time environment from the HORIZON Banking System. No account histories will be stored on the On-Line Banking servers.

10. Client will be responsible for direct customer support and training.

11.  Client  will  be  responsible  for  all  communications   between  Client's
facilities and the Hosting Facility.

                              SERVICE REQUEST ORDER

                                    EXHIBIT H

Application:        SRO#                  Date of Request:
              -----       ---------------                  -------------
Project Title:
                -------------------------------------------------------------
Client #:      Client                                                   Name:
           ---              -------------------------------------------------
Submitted by:                                          Phone             No.:
               --------------------------------------
Fax No.: ___________________________________  E-Mail Address:
Date     Desired:  ______________________________
Date Critical:_____________________________________                      Date
Authorized Signature: ____________________________________________________

Description of Request:
(Please attach supporting documentation, i.e. examples, statements, etc.)
------------------------------------------------------------------------------
Estimate:
Programming Hours _______________
BA Hours          _______________
Additional Costs           _______________
Total Cost                 _______________
Completion Date            _______________

Programmer:  _________________________  BA:  ________________________________
Date Estimate Sent:  ____________________  Date Returned:  ____________________
Completion/Installation Date:  ________________________



                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1
Core Account Processing
----------------------------------------------------------------------------------------------------------------------
                                                 ACCOUNT PROCESSING
----------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------- -------------- -------------- -------------
                         Account Range Category                               Volume       Per Account   Monthly Fee
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
       0    -  10,000                                                                *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
  10,001    -  20,000                                                                *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
  20,001    -  30,000                                                                *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
  30,001    -  40,000                                                                *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
  40,001    -  50,000                                                                *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
  50,001    -  100,000                                                               *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
 100,001    -  150,000                                                               *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
 150,001    -  200,000                                                               *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
 200,001    -  250,000                                                               *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
 250,001    -  300,000                                                               *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
 300,001    -  Over                                                                  *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
Closed Accounts                                                                      *              *             *
-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------

-------------------------------------------------------------------------- -------------- -------------- -------------
-------------------------------------------------------------------------- -------------- -------------- -------------
Total Core Account Processing Fee                                                                                 *
-------------------------------------------------------------------------- -------------- -------------- -------------

Chargeable Core Applications - All DDA/Savings, Time System, Loan, Master GL (not to include sub accounts and cost centers), Equity/Ready Reserve, Mortgage Loan, Safe Deposit, Card Management and
                               Stockholder Systems.
Non-Chargeable Core Applications - Relationship Management System, Automatic Transfer, Audit Confirmation and Tax Reporting Systems.
Assumptions Regarding Core Account Processing:
1. Core Account Processing Fee will be calculated as follows: Number of accounts
(as of Commencement  Date for Services)  times the appropriate  amount listed in the above table.  This fee will not change  throughout the year assuming no more than 30% growth in  accounts.  If the account base grows by more than 30% during any 12 month period (based on the Commencement Date for Services),  the fee will be adjusted to the number of accounts times the appropriate amount listed in the above table.  The fee will be adjusted  based on the account  volumes as well as the CPI factor on the anniversary of the Commencement Date for Services.
2. Online History will be retained as follows:  CD/Loan Accounts (Life to Date),
DDA Accounts  (Current  Cycle + Previous  Cycle) and Savings  Accounts  (Current
Cycle + 30 days).
3. Minimum  Monthly Core Account  Processing  Fee of $50000.  Disclosed  Account
Volumes as of October 2003. 4. Core Account Processing  includes OFAC reporting.
5. The number of Closed  accounts  at  conversion  are  included  in the Monthly pricing.  Any  additional  Closed  accounts  above that number will be billed at
$0.15 per account.












            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)      ATTACHMENT 1-85        Client ______ (Initials)

1110048.1




                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                           Miscellaneous Services Offering
----------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------- -------------------------------- --------------------------
                       Description                             Monthly Processing Fees       License/Implementation
---------------------------------------------------------- -------------------------------- --------------------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
                                                           1 = Yes    Monthly    Monthly     One Time      One Time
                                                              or       Unit                  Fidelity    Third Party
                                                            Volume      Fee        Fee          Fee          Fee
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Account Reconciliation ($500 setup per format)                  *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Automated Clearing House                                        *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Credit Bureau Reporting                                         *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Print - Remote - Does not include Printer Hardware              *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Print - Special Forms (Checks) per check                        *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Print - Special Forms (Stmts, Notices, Letter, etc.) per        *          *           *            *             *
form
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Print - Stock Paper per impression                              *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Transmission(s) - (meeting Documented Standards)                *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Transmission(s) - (not meeting Documented Standards)            *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Tape(s) Handling                                                *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Training Bank (Integrated Platform Solutions Products           *          *           *            *             *
Included)
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------

---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Total Miscellaneous Services Offerings                                                 *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------


Assumptions Regarding Miscellaneous Services:

1. Service fee includes up to five service bureau transmissions meeting documented standards. Transmissions, meeting the standards, over this number will be billed a one-time setup fee of $500.
2. All tapes and transmissions requiring manual intervention will be charged the above monthly fee as well as a one-time setup fee billed at a $125 per hour with a minimum of $1500 per occurrence.
3. Assumes one remote print location. Additional locations are $150 per month plus $1,500 for setup.
4. The training bank is an offering to allow the Client to have a non-production bank that Fidelity will process nightly. This bank will not have all of the third party interfaces that the production bank will have due to the nature of getting suitable transactions for these types of products. If for any reason there is a production abend of the training bank at night, Fidelity will resolve the abend the following day and complete the production run. The fees for this service will be calculated based on the number of accounts in the training bank times the same Core Account Processing fees outlined in this Agreement with a minimum monthly fee of $1000.
















            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)      ATTACHMENT 1-2       Client ______ (Initials)



                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                             Fidelity Product Offerings
----------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------- -------------------------------- --------------------------
                       Description                                  Monthly Fees             License/Implementation
---------------------------------------------------------- -------------------------------- --------------------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
                                                           1 = Yes    Monthly    Monthly     One Time      One Time
                                                              or       Maint                  License        Impl
                                                            Volume      Fee        Fee          Fee          Fee
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
TellerPro                                                       *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Collections                                                     *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Graphical User Interface                                        *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
ACquire Report Management and Data Warehouse System
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
     - Includes all software and hardware for ACquire           *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Voice Response System
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
   Ports 1 - 10                                                 *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
   Ports 11 - 20                                                *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
   Ports 21 - 30                                                *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
   Ports 31 and Greater                                         *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Internet Banking System
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
   Cash Management Module                                       *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
------------------------------------------------------------------------------- --------------------------------------
     Functionality Includes:
         - Information Reporting (Statement, Lockbox, Controlled Disbursement)  - ACH Origination
         - Wire Transfer Origination                                            - Reconciliation Positive Pay

---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Total Fidelity Product Offerings                                                       *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------


Assumptions Regarding Miscellaneous Services:
1. The cash dispenser interface, if licensed, supports Diebold, DelaRue, and GloryCash cash dispensers.
2. Graphical User Interface is required to use either the HORIZON Banking System or the Integrated Platform Solution products.
3. All software is tested on the minimum desktop configuration as outlined by Microsoft Corporation.
4. ACquire Assumptions:

     - Does not include any telecommunications costs (if applicable).

     - Does not include such things as the setup and termination of user profiles.

     - Only include 50 gig of DASD. Any additional DASD is purchased on a pass-thru basis, excluding installation.

     - All perishables (i.e. compact disks, etc.) will be invoiced on a pass-thru basis.
5. Internet Banking will require a certificate from Verisign, Inc. If provided by Fidelity, annual cost is $750 per certificate.
6. Browser based  applications  are  certified on a latest  versions of Internet
Explorer.














            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)        ATTACHMENT 1-3       Client ______ (Initials)



                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                         Fidelity Internet Hosting Services
----------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------- ------------------------------------------
                               Description                                           Monthly Processing Fees
--------------------------------------------------------------------------- ------------------------------------------
--------------------------------------------------------------------------- -------------- ------------- -------------
                                                                               1 = Yes       Monthly       Monthly
                                                                                 or            Unit
                                                                               Volume          Fee           Fee
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Internet Banking System                                                               *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------

--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Total Fidelity Internet Hosting Services                                                                          *
--------------------------------------------------------------------------- -------------- ------------- -------------

--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Total One-Time Setup and Testing Fees                                                                             *
--------------------------------------------------------------------------- -------------- ------------- -------------


Assumptions Regarding Fidelity Internet Hosting Services:
1. Includes all hosting,  internet access and firewall  associated with this ASP
Service.
2. A link will be provided off of the Client's web site to the appropriate address for this service.
3. Hosting fees are adjusted annually by the CPI outlined in the Agreement on the anniversary of the Commencement Date of Services.
4. Transaction History will be available for 180 days. Additional history can be maintained for $.005 per record per month after the 180 day timeframe.
5. Telecommunication equipment (e.g., Router) may be required if existing network cannot support the desired services.


























            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)       ATTACHMENT 1-4        Client ______ (Initials)


                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                      Standard Third Party Interface Offerings
----------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------- -------------------------------- --------------------------
                       Description                             Monthly Processing Fees       License/Implementation
---------------------------------------------------------- -------------------------------- --------------------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
                                                           1 = Yes    Monthly    Monthly     One Time      One Time
                                                              or       Maint                 Fidelity    Third Party
                                                            Volume      Fee        Fee          Fee          Fee
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Interfaces
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Accounts Payable - IPS                                          *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
ALLink - Messaging Middleware                                   *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
ALLink - Messaging Middleware - TCP/IP Sockets                  *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
ATM - Fifth Third Processing Solutions (MPS)                    *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
CASS Certification - Workswright                                *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Reg D Classification - Fidelity Standard Module                 *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
GL Interface - IPS Sendero Securities                           *          *           *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------

---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------
Total Third Party Interface Offerings                                                  *            *             *
---------------------------------------------------------- --------- ---------- ----------- ------------ -------------


Assumptions Regarding Third Party Interfaces:
1. All other services (e.g. new interfaces, one-time programming) will be quoted on a time and materials basis.
2. All monthly fees are for host interface and maintenance support.
3. One time Third Party fees are estimates and subject to evaluation during the product and services review.
4. License and Maintenance Fees for all other products are the responsibility of the customer.
























            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)       ATTACHMENT 1-5       Client ______ (Initials)



                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                                   Item Processing
----------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------- ------------------------------------------
                               Description                                           Monthly Processing Fees
--------------------------------------------------------------------------- ------------------------------------------
--------------------------------------------------------------------------- -------------- ------------- -------------
                                                                               1 = Yes       Monthly       Monthly
                                                                                 or            Unit
                                                                               Volume          Fee           Fee
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Proof of Deposit (POD) - Balancing/Power Encoding                                     *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Capture (POD/Inclearings)                                                        *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Storage - Number of Items in Online Archive (per item per month)                 *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Capture Reject/Re-entry (POD/Inclearings) - <50% read rate                       *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Capture Reject/Re-entry (POD/Inclearings) - <65% read rate                       *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Capture Reject/Re-entry (POD/Inclearings) - <70% read rate                       *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Item Capture Reject/Re-entry (POD/Inclearings) - >70% read rate                       *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Balance Adjustment                                                                    *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Fine Sort (account number order) - per pass                                           *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Returns/Exceptions
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Exception Item Pull                                                                   *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Return Items to FED                                                                   *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Large Item Returns (EARNS)                                                            *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Exception Item Notices with Image (per notice/per page)                               *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Exception Item Notices without Image (per notice/per page)                            *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Research Media Provided to the Bank or Bank's Clients
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Image - CD Production (per unit)                                                      *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Image - DVD Production (per unit)                                                     *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
CD/DVD Storage in Jukebox                                                             *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
CD/DVD Viewing Software                                                               *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Internet Banking Access to Check Images                                               *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Printing/Rendering of Documents
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Statement Rendering - per page
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
   0 - 60,000 pages                                                                   *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
   60,001 - 120,000 pages                                                             *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
   Greater than 120,000 pages                                                         *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Statement Rendering - Truncated                                                       *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
E-mail Statements                                                                     *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Non-Image/Manual Statements                                                           *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Other Services
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Research (per hour)                                                                   *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Cash Letters                                                                          *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
File Transmission (per transmission)                                                  *             *             *
--------------------------------------------------------------------------- -------------- ------------- -------------

--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Total Fidelity Item Processing Offerings                                                                          *
--------------------------------------------------------------------------- -------------- ------------- -------------

--------------------------------------------------------------------------- -------------- ------------- -------------
--------------------------------------------------------------------------- -------------- ------------- -------------
Total One-Time Testing, License, Setup and Training Fees                                                          *
--------------------------------------------------------------------------- -------------- ------------- -------------
Assumptions Regarding Item Processing Services:
1. One Cash Letter Enpoint  Included.  First  Additional is $200 per month,  all other endpoints greater than 2, are $125 per additional endpoint.
2. Chargebacks and Signature Verifications are the responsibility of the Client.
3. Fidelity will prepare the Federal Reserve Board Return Item Cash Letter.
4. Statement Inserts (per insert, maximum 2) first costs $0.02,  additional cost
$0.01 per insert per statement. Insert provided by Client.
5. Disclosed Item Volumes as of December 2003.  Minimum  Monthly Item Processing
Fee of $70000.
6.  Statement  text printed on Client  provided  stock paper.  Images printed on three hold punched Fidelity provided paper.
7.  CD/DVD  Viewing  Software  requires a one-time  purchase  of  $1,200.00  per workstation with ongoing monthly fees. One-Time Fees include the costs.

            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)         ATTACHMENT 1-6      Client ______ (Initials)

                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                  REVISED: February 27, 2004
                                  ATTACHMENT 1

8. Postage fees are billed on a pass through basis. Fidelity will use reasonable efforts to minimize postage fees.

9. Non-monthly statements are not included in the Printing/Rendering of Documents section. These statements will be billed at the statement Rendering - Truncated fee disclosed in this Attachment 1.

10. Client will use the image system to do research eliminating the need to serial sort general ledger tickets and loan coupons.

11. The number of Quarterly Savings Statements printed at conversion are included in the Fidelity Item Processing monthly fees. Any additional Savings Statements printed over that amount after conversion will be billed according to the above printing and rendering schedule.

12. Couriers from the Fidelity data center to the Federal Reserve or applicable endpoint will be billed on a pass through basis.

13. Couriers from the Client locations to the Fidelity data center are the responsibility of the Client.


































            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)       ATTACHMENT 1-6         Client ______ (Initials)



                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                        Fidelity Telecommunications Offering
----------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
                          Description                              1 = Yes      Monthly     Monthly       One Time
                                                                  or Volume   Support Fee     Fee        Setup Fee
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Telecommunication Line Charges                                           *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Telecommunication PVC Charge                                             *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Telecommunication PVC Charge                                             *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Telecommunication Line Charge ISDN BRI (add)                             *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Datacenter Connection Fee (cost of bandwidth access to HTCE,             *            *           *               *
HTCC)
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Telecommunication TCP/IP Administration                                  *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Implementation                                                           *            *           *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------

---------------------------------------------------------------- ------------ ------------ ----------- ---------------
---------------------------------------------------------------- ------------ ------------ ----------- ---------------
Total Telecommunications Fee                                                                      *               *
---------------------------------------------------------------- ------------ ------------ ----------- ---------------


Assumptions Regarding Telecommunications:
1.  Includes  network  connectivity  from Client's main location to Fidelity for providing contracted services.
2. Includes network connectivity between Client's main location and Fidelity for
Business Continuity Services.
3.  Includes   network   connectivity   for  Midwest  Payment  Systems  for  ATM
transactions.
4.  Telecommunications is an extremely important part of this Agreement.  Client will be responsible  for providing and maintaining  telecommunication  lines and equipment to all Client Branch locations.
5. The minimum  network  connection  required to  accommodate  the Remote Branch
Environment  shown  below is a 56K  point-to-point  network  connection.  Remote
Branch Environment
     1. Three teller  workstations  running the  Graphical  User  Interface  and
     TellerPro;
     2. One administrative  workstation running the Graphical User Interface and account inquiry;
     3. One ATM;
     4. Three validators;
     5. Two passbook printers; and
     6. One laser printer.

This  configuration  assumes  there is no other network  traffic.  If the Remote
Branch Environment should change in any way, the network configuration shall meet Fidelity's then-documented standards. Furthermore, all workstations will comply with Fidelity's documented workstation standards.
















            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)       ATTACHMENT 1-7      Client ______ (Initials)




                       SERVICE BUREAU PROCESSING AGREEMENT

                     SCHEDULE OF FEES FOR CONTRACTED SERVICE

                              TRUSTCO BANK CORP NY

                                                                                REVISED: February 27, 2004
                                  ATTACHMENT 1

----------------------------------------------------------------------------------------------------------------------
                                                  RECAP OF ALL FEES
----------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------- ------------ -------------
                                       Description                                           One Time      Monthly
                                                                                               Fees          Fees
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Core Account Processing Fee                                                                   *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Miscellaneous Service Fee                                                                     *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Fidelity Products Fee                                                                         *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Fidelity Internet Hosting Service Offering                                                    *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Third Party Interface Fee                                                                     *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Item Processing Fee                                                                           *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Telecommunication Support Fee                                                                 *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Implementation Fee                                                                            *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------

------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Fidelity Fees                                                                                 *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------

------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Monthly Discount on Core Account and Item Processing Fees                                           *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------

------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total Monthly Fees with Core Account and Item Processing Discounts                                  *             *
------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------

------------------------------------------------------------------------------------------- ------------ -------------
------------------------------------------------------------------------------------------- ------------ -------------
Total All Fees - Excluding any Discounts                                                            *             *
------------------------------------------------------------------------------------------- ------------ -------------


Assumptions Regarding Initial Implementation:
1. Initial conversion includes conversion of data, train the trainer, and the listed interfaces.
2. Assumes up to twelve people can attend the appropriate HORIZON application classes during the course of implementation. These classes can be taken at any of our training facilities but must be used prior to implementation.

Assumptions Regarding Overall Fee Schedule:
1. All stated fees subject to the CPI adjustments pursuant to the Agreement.
2. Courier fees are the responsibility of the Client.
3. Twenty-five percent (25%) due upon signing of this Agreement, an additional twenty-five percent (25%) on the day after the first run of the current vendor conversion tapes, and the remaining fifty percent (50%) will be due on or before 45 days after the Commencement Date for Services.
4. All travel and travel related expenses are not included with any of the products outlined above. They will be invoiced on a pass-through basis.
5. Pricing subject to change if any assumptions are not valid as stated in this Attachment.
6. Tax and Shipping Charges are not included as part of this pricing.















            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

Fidelity ______ (Initials)     ATTACHMENT 1-8           Client ______ (Initials)
Exhibit 10(c)

                                 AMENDMENT NO. 2
                             TO AMENDED AND RESTATED
                         RETIREMENT PLAN OF TRUSTCO BANK



     WHEREAS, Trustco Bank, a federal savings bank (hereinafter referred to as "Bank"), maintains the Retirement Plan of Trustco Bank (hereinafter referred to as the "Plan"); and

     WHEREAS, the Bank desires to amend said Plan effective as of July 1, 2004, unless otherwise stated herein;

     NOW, THEREFORE, the Bank does hereby amend the Plan, effective as of July 1, 2004, except as otherwise stated herein, so that it will read as follows:

     I. Effective  November 15, 2002, all references to "Trustco Bank,  National
Association" are changed to "Trustco Bank" and all references to "Trustco Savings Bank" are deleted."

     II. A new Section 4.8 is hereby added to the Plan and shall read as follows: "Section 4.8 Additional Benefit for Certain Retirees as of June 30, 2004. Subject to the discrimination rules set forth in the Code and the regulations promulgated thereunder, each Participant or Former Participant who retires on or before June 30, 2004 shall have his monthly benefit under the Plan, as payable in June 2004, increased by an amount equal to ten percent (10%) of his monthly benefit under the Plan, as payable in June, 2004."

     IN WITNESS WHEREOF, the Corporation has caused this Amendment No. 2 to be executed by its duly authorized officer this 16th day of March, 2004.

                                                    TRUSTCO BANK

                                                    By:/s/ Robert T. Cushing

Exhibit 31(a)
                                  Certification

I, Robert J. McCormick, the principal executive officer of TrustCo Bank Corp NY ("registrant"), certify that:

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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







     Date:  May 10, 2004

     /s/ Robert J. McCormick
     ------------------

     President and
     Chief Executive Officer

Exhibit 31(b)
                                  Certification

I, Robert T. Cushing, the principal financial officer of TrustCo Bank Corp NY ("registrant"), certify that:

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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







     Date:  May 10, 2004

     /s/ Robert T. Cushing
     ------------------

     Executive Vice President and
     Chief Financial Officer

Exhibit 32


                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


          1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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



                                                /s/ Robert J. McCormick
                                                -----------------------
                                                Robert J. McCormick
                                                President and
                                                Chief Executive Officer


                                                /s/ Robert T. Cushing
                                                ------------------------
                                                Robert T. Cushing
                                                Executive Vice President and
                                                Chief Financial Officer





May 10, 2004