Form 10-Q
period 2004-06-30
TRUSTCO BANK CORP N Y
filed 2004-08-09
CIK 357301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended          Commission File Number 0-10592
                June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding
           Class of Common Stock                     as of July 30,2004
        ---------------------------                ----------------------
               $1 Par Value                               74,309,810

                              TrustCo Bank Corp NY

                                      INDEX



  Part I.         FINANCIAL INFORMATION                            PAGE NO.
  Item 1.       Interim Financial Statements (Unaudited):              2
                Consolidated Statements of Income for the Three
                Months and Six Months Ended June 30, 2004 and 2003

                Consolidated Statements of Condition as of June 30,    3
                2004 and December 31, 2003

                Consolidated Statements of Cash Flows for the Six      4 - 5
                Months Ended June 30, 2004 and 2003

                Notes to Consolidated Interim Financial Statements     6 - 11

                Report of Independent Registered Public                12
                Accounting Firm

  Item 2.       Management's Discussion and Analysis                   13 - 28

  Item 3.       Quantitative and Qualitative Disclosures About         29
                Market Risk

  Item 4.       Controls and Procedures                                29

  Part II.      OTHER INFORMATION

  Item 1.       Legal Proceedings                                      30

  Item 2.       Changes in Securities, Use of Proceeds and             30
                Issuer Purchases of Equity Securities

  Item 3.       Defaults Upon Senior Securities                        30

  Item 4.       Submissions of Matters to Vote of Security Holders     31

  Item 5.       Other Information                                      32

  Item 6.       Exhibits and Reports on Form 8-K                       32



                              TRUSTCO BANK CORP NY
                  Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except per share data)


                                                                 3 Months  Ended         6 Months  Ended
                                                                      June 30                 June 30
                                                                2004        2003         2004        2003
                                                                ----        ----         ----        ----
   Interest  income:
    Interest and fees on loans                          $     18,429      22,722       37,210      47,308
    Interest on U. S. Treasuries and agencies                  9,892       5,707       20,727       9,094
    Interest on states and
political
     subdivisions                                              2,180       2,950        4,511       5,918
    Interest on mortgage-backed securities                       657       1,014        1,537       2,005
    Interest and dividends on other securities                 1,741         870        2,129       2,684
    Interest on federal funds sold and other short-term        1,206       1,482        2,400       3,137
investments
                                                           -------------------------------------------------

       Total interest income                                  34,105      34,745       68,514      70,146
                                                           -------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                 395         379          785         890
       Savings                                                 1,982       2,373        3,905       4,943
       Money market deposit accounts                             379         508          828       1,061
       Time deposits                                           6,480       6,822       12,883      14,541
    Interest on short-term borrowings                            201         259          379         606
    Interest on long-term debt                                     2           5            5          11
                                                           -------------------------------------------------

      Total interest expense                                   9,439      10,346       18,785      22,052
                                                           -------------------------------------------------

      Net interest income                                     24,666      24,399       49,729      48,094
   Provision for loan losses                                     150         300          300         600
                                                           -------------------------------------------------
      Net interest income after provision
       for loan losses                                        24,516      24,099       49,429      47,494
                                                           -------------------------------------------------

   Noninterest income:
    Trust department income                                    1,532       1,573        2,999       2,972
    Fees for other services to customers                       2,814       2,936        5,295       5,556
    Net gain on securities transactions                        3,588       2,234        7,774       5,330
    Other                                                        441         765        1,028       1,500
                                                           -------------------------------------------------
     Total noninterest income                                  8,375       7,508       17,096      15,358
                                                            -------------------------------------------------

   Noninterest expenses:

Salaries and employee benefits                                 5,185       5,066       10,462      10,314
Net occupancy expense                                          1,580       1,482       3,504        3,184
Equipment expense                                                487         688         940         1,914
Professional services                                            953         777        1,757        1,397
Outsourced services                                            1,054       1,850       2,177        3,100
Other real estate expenses / (income)                            (76)       (163)        (221)       (197)
Other                                                          2,516       2,879       5,588        5,536
                                                           -------------------------------------------------
Total noninterest expenses                                    11,699      12,579       24,207      25,248
                                                           -------------------------------------------------

   Income before taxes                                        21,192      19,028       42,318      37,604
 Income taxes                                                  6,821       5,617       13,814      11,001
                                                            -------------------------------------------------

       Net income                                       $     14,371      13,411       28,504      26,603
                                                             ================================================

Net income per Common Share:
       - Basic                                          $      0.193       0.180        0.384       0.358
                                                             ===============================================

       - Diluted                                        $      0.191       0.178        0.380       0.354
                                                             ==============================================


See accompanying notes to consolidated interim financial statements.



                              TRUSTCO BANK CORP NY
                Consolidated Statements of Condition (Unaudited)
                  (dollars in thousands, except per share data)

                                                                         6/30/04                   12/31/03
                                                                         -------                   --------
  ASSETS:

 Cash and due from banks                                        $         46,575                     56,425

 Federal funds sold and other short-term investments                     484,433                    355,257
                                                                     ----------------           ----------------
   Total cash and cash equivalents                                       531,008                    411,682
                                                                     ----------------           ----------------

 Securities available for sale:
  U. S. Treasuries and agencies                                          744,749                    863,658
  States and political subdivisions                                      165,203                    191,727
  Mortgage-backed securities                                             179,079                     66,322
  Other                                                                   33,235                     55,219
                                                                     ----------------           ----------------
   Total securities available for sale                                 1,122,266                  1,176,926
                                                                     ----------------           ----------------

 Loans:
  Commercial                                                             193,669                    193,613
  Residential mortgage loans                                             778,550                    783,591
  Home equity line of credit                                             181,302                    171,078
  Installment loans                                                       13,271                     14,365
                                                                      ----------------           ----------------

   Total loans                                                         1,166,792                  1,162,647
 Less:
  Allowance for loan losses                                               48,347                     48,739
  Unearned income                                                            382                        381
                                                                      ----------------           ----------------
  Net loans                                                            1,118,063                  1,113,527
                                                                      ----------------           ----------------

 Bank premises and equipment                                              20,091                     20,168
 Other assets                                                             57,799                     55,816
                                                                      ----------------           ----------------

    Total assets                                                $      2,849,227                  2,778,119
                                                                      ================           ================

  LIABILITIES:
 Deposits:
  Demand                                                        $        209,271                    197,116
  Interest-bearing checking                                              332,269                    334,038
  Savings                                                                827,145                    780,862
  Money market deposit accounts                                          160,944                    159,645
  Certificates of deposit (in denominations of
   $100,000 or more)                                                     174,882                    170,423
  Other time deposits                                                    789,485                    777,726
                                                                     ----------------           ----------------
   Total deposits                                                      2,493,996                  2,419,810

 Short-term borrowings                                                   106,656                     90,608
 Long-term debt                                                              141                        239
 Accrued expenses and other liabilities                                   33,815                     40,700
                                                                     ----------------           ----------------

   Total liabilities                                                   2,634,608                  2,551,357
                                                                     ----------------           ----------------

  SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares authorized,
 and 81,447,650 and 80,711,016 shares issued at June 30, 2004
 and December 31, 2003, respectively                                      81,448                     80,711
 Surplus                                                                 108,144                    103,611
 Undivided profits                                                        84,297                     78,051
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                    3,924                     21,042
 Treasury stock at cost - 7,256,734 and 6,765,119 shares at
   June 30, 2004 and December 31, 2003, respectively                     (63,194)                   (56,653)
                                                                   ----------------           ----------------

   Total shareholders' equity                                            214,619                    226,762
                                                                   ----------------           ----------------

   Total liabilities and shareholders' equity                        $ 2,849,227                  2,778,119
                                                                   ================           ================

 See accompanying notes to consolidated interim financial statements.





                              TRUSTCO BANK CORP NY
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                                   2004                        2003
                                                                        ----------------          ----------------

Cash flows from operating activities:
Net income                                                          $     28,504                      26,603
                                                                        ----------------          ----------------

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              943                      1,362
  Net loss on sales of bank premises and equipment                            55                        ---
  Provision for loan losses                                                  300                       600
  Net gain on securities transactions                                     (7,774)                   (5,330)
  Deferred tax expense (benefit)                                           1,264                      (835)
  (Increase)/decrease in taxes receivable                                 (8,969)                    9,496
  Decrease/(increase) in interest receivable                                 481                    (1,448)
  Decrease in interest payable                                              (191)                     (530)
  Decrease in other assets                                                16,573                     1,124
  Decrease in accrued expenses and other liabilities                      (6,725)                   (2,796)
                                                                        ----------------          ----------------
    Total adjustments                                                     (4,043)                    1,643
                                                                        ----------------          ----------------

Net cash provided by operating activities                                 24,461                    28,246

                                                                        ----------------          ----------------

Cash flows from investing activities:

  Proceeds from sales and calls of securities available for sale         836,549                   398,039
  Purchase of securities available for sale                             (803,126)                 (704,548)
  Proceeds from maturities of securities available for sale                  561                     2,366
  Net (increase)/decrease  in loans                                       (4,836)                  142,338
  Proceeds from sales of bank premises and equipment                          23                      ---
  Proceeds from sales of real estate owned                                   ---                        86
  Capital expenditures                                                      (944)                   (1,066)
                                                                        ----------------          ----------------

    Net cash provided by (used in) investing activities                   28,227                  (162,785)
                                                                        ----------------          ----------------

Cash flows from financing activities:

  Net increase in deposits                                                74,186                    61,314
  Net increase/(decrease) in short-term borrowings                        16,048                   (69,948)
  Repayment of long-term debt                                                (98)                      (93)
  Proceeds from exercise of stock options                                  5,270                     4,417
  Proceeds from sale of treasury stock                                     3,893                     3,786
  Purchase of treasury stock                                             (10,434)                  (14,230)
  Dividends paid                                                         (22,227)                  (22,687)
                                                                      ----------------          ----------------

    Net cash provided by (used in) financing activities                   66,638                   (37,441)
                                                                      ----------------          ----------------

Net increase/(decrease) in cash and cash equivalents                     119,326                  (171,980)

Cash and cash equivalents at beginning of period                         411,682                   606,082
                                                                      ----------------          ----------------

Cash and cash equivalents at end of period                             $ 531,008                   434,102
                                                                      ================          ================

See accompanying notes to consolidated interim financial statements.
(Continued)




                              TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows Continued (Unaudited)
                             (dollars in thousands)



SUPPLEMENTAL INFORMATION:
SIX MONTHS ENDED June 30,                                                    2004                      2003
                                                                        ----------------          ----------------


  Interest paid                                                         $  18,976                    22,582
  Income taxes paid                                                         3,384                     2,385
  Increase/(decrease) in dividends payable                                     31                      (454)
  Increase/(decrease) in net unrealized gain on securities
   available for sale (pre-tax)                                           (28,450)                    1,524
  Change in deferred tax effect on net unrealized gain
   on securities available for sale                                        11,332                     (283)






































See accompanying notes to consolidated interim financial statements.


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.      Financial Statement Presentation
In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2003 Annual Report to Shareholders on Form 10-K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three month and six month periods ended June 30, 2004 and 2003 follows:

                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended June 30, 2004:

  Basic EPS:
     Net income available to
     common shareholders..............                         $14,371                     74,354              $0.193

  Effect of Dilutive Securities:
     Stock options.............................                 ------                        741             (0.002)

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $14,371                     75,095              $0.191
                                                      ================= ========================== ===================

  For six months ended June 30, 2004:

  Basic EPS:
     Net income available to
     common shareholders..............                         $28,504                     74,241              $0.384

  Effect of Dilutive Securities:
     Stock options.............................                -------                        844             (0.004)

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $28,504                     75,085              $0.380
                                                      ================= ========================== ===================
  There were no antidilutive stock options as of June 30, 2004.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

2.         Earnings Per Share (continued)


                                                                         Weighted Average Shares
  (In thousands,                                            Net                Outstanding             Per Share
  except per share data)                                   Income                                       Amounts
                                                      ----------------- -------------------------- -------------------
  For the quarter ended June 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                         $13,411                     74,369              $0.180

  Effect of Dilutive Securities:
     Stock options.............................                 ------                        868              (0.002)

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $13,411                     75,237              $0.178
                                                      ================= ========================== ===================

  For six months ended June 30, 2003:

  Basic EPS:
     Net income available to
     common shareholders..............                         $26,603                     74,309              $0.358

  Effect of Dilutive Securities:
     Stock options.............................                -------                        901             (0.004)

                                                      ----------------- -------------------------- -------------------
  Diluted EPS                                                  $26,603                     75,210              $0.354
                                                      ================= ========================== ===================
  There were 793,250 stock options which were antidilutive as of June 30, 2003 and were therefore excluded from the June 30, 2003 calculations.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

3.       Stock Option Plans
The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended June 30, 2004 and 2003 would have been as follows:

(dollars in thousands except per share data)

                                                Three Months Ended                           Six Months Ended
                                                      June 30,                                    June 30,
                                               2004          2003                         2004              2003
                                              --------------------                        ----------------------
  Net income:
      As reported                          $14,371           13,411                      28,504           26,603
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                         (165)            (231)                       (331)            (463)
                                          -------------------------                     --------------------------
      Pro forma net income                 $14,206           13,180                      28,173            26,140
                                          --------------------------                    ---------------------------
 Earnings per share:
      Basic - as reported                   $ .193             .180                        .384              .358
      Basic - pro forma                       .191             .177                        .379              .352

      Diluted - as reported                   .191             .178                        .380              .354
      Diluted - pro forma                     .189             .175                        .375              .348


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. No options were granted in the first six months of 2004.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

4.      Comprehensive Income (Loss)

Comprehensive income (loss) for the three month periods ended June 30, 2004 and 2003 was $(6,720,000) and $18,057,000, respectively, and $11,386,000 and
$27,844,000 for the six month periods ended June 30, 2004 and 2003, respectively. The following summarizes the components of other comprehensive income (loss):

                                                                               (dollars in thousands)
                                                                             Three months ended June 30
                                                                                  2004                2003
                                                                       ----------------------------------------
  Unrealized holding gains (losses) arising during period, net of tax (pre-tax loss of $31,471 for 2004 and pre-tax gain of $9,917 for 2003)
                                                                              $(18,933)              5,997

  Reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gains of $3,588 for 2004
  and $2,234 for 2003)                                                          (2,158)             (1,351)

                                                                        --------------------------------------


  Other comprehensive income (loss)                                           $(21,091)              4,646
                                                                       =======================================

                                                                               (dollars in thousands)
                                                                              Six months ended June 30
                                                                                  2004                2003
  Unrealized holding gains (losses) arising during period, net of tax (pre-tax loss of $20,676 for 2004 and pre-tax gain of $6,854
  for 2003)                                                                   $(12,442)              4,436

  Reclassification adjustment for net gain realized in net income during the period, net of tax (pre-tax gains of $7,774 for 2004
  and $5,330 for 2003)                                                          (4,676)             (3,195)
                                                                        ---------------------------------------


  Other comprehensive income (loss)                                           $(17,118)              1,241
                                                                        =======================================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

5.       Benefit Plans
The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the periods ended June 30, 2004 and 2003 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense/(Benefit) for the three months ended June 30,

                                               Pension Benefits                  Other Postretirement Benefits
                                            2004              2003                  2004                2003
                                         ----------------------------             -----------------------------
Service cost                              $ 216               174                       1                 1

Interest cost                               410               352                       8                12

Expected return on plan assets             (348)             (416)                    (58)              (94)

Amortization of prior
  service cost (credit)                      38                 6                    (114)             (101)

Amortization of net actuarial gain           -                  -                       -               (11)
                                         ----------------------------              -----------------------------
Net periodic expense/(benefit)            $ 316               116                    (163)             (193)
                                         ============================              ==============================

Components of Net Periodic Expense/(Benefit) for the six months ended June 30,

                                               Pension Benefits                  Other Postretirement Benefits
                                            2004              2003                  2004                2003
                                           -----------------------               ------------------------------
Service cost                              $ 432               348                       2                 2

Interest cost                               820               704                      16                24

Expected return on plan assets             (859)             (832)                   (247)            (188)

Amortization of prior
   service cost (credit)                     76                12                    (228)             (202)

Amortization of net actuarial gain           -                 -                       -                (22)
                                           ------------------------              -------------------------------
Net periodic expense/(benefit)            $ 469               232                    (457)             (386)
                                          =========================              ===============================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

5.       Benefit Plans (Continued)

Contributions
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 , that it did not expect to make any contributions to its pension and other postretirement benefit plans in 2004. As of June 30, 2004, no contributions have been made. The Company presently anticipates that, in accordance with IRS limitations and accounting standards, it will not make any contributions in 2004.

6.       Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $ 4.2 million at June 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2004 was insignificant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2004, the related consolidated statements of income for the three month and six month periods ended June 30, 2004 and 2003, and the related consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


/s/KPMG LLP
------------------------------
KPMG LLP

Albany, New York
July 12, 2004

                              TrustCo Bank Corp NY
                      Management's Discussion and Analysis
                                  June 30, 2004

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2004, with comparisons to 2003 as applicable. Interest income, net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2003 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2004 and 2003.

Overview
TrustCo recorded net income of $14.4 million, or $0.191 of diluted earnings per share for the three months ended June 30, 2004, as compared to net income of $13.4 million or $0.178 of diluted earnings per share in the same period in 2003. For the six month period ended June 30, 2004, TrustCo recorded net income of $28.5 million, or $0.380 of diluted earnings per share, as compared to $26.6 million, or $0.354 of diluted earnings per share for the comparable period in 2003.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2004

The primary factors accounting for the year to date increases are:

` A $112.7 million increase in the average balance of interest earning assets from $2.60 billion for the six-month period ended June 30, 2003 to $2.71 billion for the six-month period ended
    June 30, 2004,

` A reduction in the provision for loan losses from $600 thousand in 2003 to $300 thousand in 2004,

` An increase in total noninterest income from $15.4 million in 2003 to $17.1 million in 2004. Within this category, securities transactions resulted in $5.3 million of net gains in 2003 compared to $7.8 million in 2004, and

` A reduction in total noninterest expense from $25.2 million for the six months ended June 30, 2003 to $24.2 million for the comparable period in 2004.


Partially offsetting these year to date positive factors was a decrease in net interest margin from 3.98% in 2003 to 3.87% in 2004.

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

The following Management's Discussion and Analysis for the second quarter and first six months of 2004 compared to the comparable periods in 2003 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2003 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2003 compared to 2002. Most of the same market factors discussed in the 2003 Annual Report also had a significant impact on 2004 results.

Interest rates have remained at low levels during the second quarter of 2004 and for the six months ended June 30,2004. The federal funds rate was 1.00% for most of the first half of 2004 and was increased to 1.25% on June 30, 2004. The federal funds rate has a significant effect on the general marketplace and impacts the rates earned on loans and investments along with rates paid on deposits. As described in this management's discussion and analysis, the effect of this prolonged period of low interest rates has caused the average yield on the interest earning assets to decrease from 5.70% for the first half of 2003 to 5.27% for the comparable period in 2004, a reduction of 43 basis points. Along with this reduction in the yields on assets, there has been a corresponding decrease in the rates paid on interest bearing liabilities from 1.97% in 2003 to 1.60% for the first half of 2004. The net effect of these changes has resulted in a net interest margin of 3.87% on a year to date basis for 2004 compared to 3.98% for 2003.

During the second quarter of 2004 market interest rates on securities and loans have increased in anticipation of increases in the federal funds rate. As an example, the 10 year treasury bond yielded 3.84% at the end of the first quarter of 2004 and has increased 74 basis points to 4.58% as of June 30, 2004. These changes have had a significant impact on the market value of the securities available for sale portfolio. At March 31, 2004 the net unrealized gain in the securities available for sale portfolio was $41.6 million as compared to $ 6.5 million at June 30, 2004. This increase in market interest rates has significant implications on the fair value of assets and liabilities on the balance sheet along with net interest income implications as the Company reinvests excess liquidity at these higher interest rates. Through early August there has not yet been a noticeable corresponding increase in rates on interest bearing liabilities.

Earning Assets
Total average balance of interest earning assets increased from $2.62 billion for the second quarter of 2003 to $2.75 billion for the second quarter of 2004 with an average yield of 5.58% in 2003 and 5.16% in 2004. Income on earning assets decreased during this same time-period from $36.5 million in 2003 to $35.5 million in 2004.

For the six month period ended June 30, 2004, the average balance of interest earning assets was $2.71 billion, an increase of $112.7 million from the comparable period in 2003 of $2.60 billion. The average yield on interest earning assets was 5.70% for 2003, compared to 5.27% in 2004. The increase in the average balance of earning assets did not offset the decrease in the yield earned on these assets, thereby resulting in a reduction in interest income of $2.6 million to $71.2 million for the six months of 2004, compared to $73.8 million for the six months of 2003.

Loans
The average balance of loans for the second quarter was $1.16 billion in 2004 and $1.31 billion in 2003. The yield on loans decreased from 6.96% in 2003 to 6.35% in 2004. The combination of the lower average balances and the lower rates resulted in a decrease in the interest income on loans by $4.3 million.

For the six-month period ended June 30, 2004, the average balance in the loan portfolio was $1.16 billion compared to $1.35 billion for the comparable period in 2003. The average yield decreased from 7.04% in 2003 to 6.41% in 2004. The decrease in the average balance of loans outstanding and the impact of the decrease in the yield resulted in total interest income of $37.2 million in 2004 compared to $47.3 million in 2003.

During the second quarter and first half of 2004, the balance of the loan portfolio decreased primarily as a result of residential mortgages, though changes were also noted in other loan areas. The average balance of residential mortgage loans for the first half of 2004 was $779.8 million compared to $982.7 million in 2003, a decrease of 20.6%. The average yield on residential mortgage loans decreased by 51 basis points compared to 2003. The average balance of residential mortgage loans for the second quarter of 2004 was $777.4 million compared to $939.5 million for the comparable period in 2003. The average yield decreased to 6.72% for the second quarter of 2004 compared to 7.26% for 2003.

TrustCo actively markets the residential mortgage loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted previously, market interest rates have dropped significantly as a result of national economic policy in the United States. During this period of low interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turnaround time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets. However, the decrease in the residential mortgage loan portfolio reflects the results of historical low interest rates in the residential loan area and the desire by loan customers to obtain these historic low rates. In light of TrustCo's decision to hold loans in portfolio, management made the decision to offer loans at slightly higher interest rates compared to the local competition. The end result was the decline in balances in this portfolio from a combination of lower originations and higher prepayments from refinancings with other lenders. TrustCo was somewhat successful in its marketing efforts with respect to the unique aspects of its loan products, however, these successes were not enough to offset the amount of refinancings as a result of customers looking for absolutely the lowest interest rates being offered in the marketplace.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in long-term interest rates. Consequently the significant amount of refinancing that has occurred may be substantially completed with only residual effects into the second half of 2004. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2004

The impact of the prolonged period of decreases in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the decrease in the yield earned in the commercial loan, home equity loan and consumer loan portfolios. The average yields earned on these loan types in 2004 were 55 bp, 28 bp andr 162 bp respectively, less than the average yields earned in the first six months of 2003.

The average balance of home equity lines of credit increased to $179.3 million in the second quarter of 2004 compared to $150.9 million in the comparable period in 2003. The average yield during this time period was 3.88% in 2004 and 4.10% in 2003. The six month results reflected these same trends with an average balance of $146.6 million in 2003 and $176.8 million in 2004. The average yield for the six months of 2004 was 3.88% and 4.16% for 2003. The increase in the average balance of home equity lines of credit reflects consumers' desire to obtain the lowest cost financing vehicles available. Trustco's home equity line of credit is at the prime rate during an introductory period and then floats with prime over the life of the line. Closing costs are waived for consumers so long as the line remains active and utilized for a set period of time.

Securities Available for Sale
During the second quarter of 2004, the average balance of securities available for sale was $1.09 billion with a yield of 5.80%, compared to $832.5 million for the second quarter of 2003 with a yield of 5.89%. The combination of the increase in average balance partially offset by the decrease in the average yield caused an increase in interest income on securities available for sale of approximately $3.6 million between the second quarter of 2004 and 2003.

The six-month results reflect similar trends. The total average balance of securities available for sale during the six months of 2004 was $1.06 billion with an average yield of 5.97% compared to an average balance for 2003 of $741.3 million with a yield of 6.30%.

Within the portfolio of securities available for sale, there was a $246.2 million increase in the average balance of US Treasury and agency obligations from $479.2 million in the second quarter of 2003 to $725.4 million for the comparable period in 2004. The yield on this category of securities increased from 4.76% in 2003 to 5.45% in 2004.

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

The six month balance for US Treasury and agency obligations increased from $365.0 million in 2003 to $735.5 million in 2004. The yield was 5.64% in 2004 as compared to 4.99% in 2003.

The other securities category also increased during the second quarter of 2004 to an average balance of $146.2 million as compared to $63.7 million for the comparable period in 2003. This increase was due to the purchase of approximately $128.2 million of collateralized mortgage obligations during 2004. All of the collateralized mortgage obligations are government agency issued bonds with relatively short anticipated cash flow lives.

As previously noted, during the second half of 2003 and into 2004 management decided to invest some of the additional cash flows coming from the loan portfolio refinancings into the securities available for sale portfolio so as to provide interest income and as a means of utilizing these funds other than in overnight investments. The securities purchased during this time period have been primarily federal agency bonds consistent with the Company's past practices. While this strategy provides the Company with additional interest income over the federal funds rate, it does subject these assets to a greater degree of interest rate risk. General market interest rate increases impact the market value of the securities available for sale portfolio thereby creating a reduction in the overall portfolio's unrealized gain position and lowering the Company's accumulated other comprehensive income (a component of shareholders' equity).

Federal Funds Sold and Other Short-Term Investments
During the second quarter of 2004, the average balance of federal funds sold and other short-term investments was $496.2 million with a yield of 0.98%, compared to the average balance for the three month period ended June 30, 2003 of $475.5 million with an average yield of 1.25%. The $20.8 million increase in the average balance, combined with the 27 basis points decrease in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $1.2 million for 2004 compared to $1.5 million for 2003.

During the six-month period ended June 30, 2004, the average balance of federal funds sold and other short-term investments was $486.1 million with a yield of 0.99% compared to an average balance of $507.8 million in 2003 with an average yield of 1.25%.

Changes in the yield on the federal funds and other short-term investment portfolios resulted primarily from changes in the target rate set of the Federal Reserve Board for federal funds sold. That rate was increased at the end of June 2004 from 1.00% to 1.25%.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the  quarter,  total  average  interest  bearing  liabilities  were $2.38 billion for 2004 and $2.26 billion for 2003. The rate paid on total interest bearing liabilities was 1.59% for the second quarter of 2004 and 1.84% for 2003. Total interest expense for the second quarter decreased approximately $906 thousand to $9.4 million for 2004 compared to $10.3 million for 2003.

Similar changes in interest bearing liabilities were noted for the six-month period. Total interest bearing liabilities were $2.35 billion for the six-month periods ended June 30, 2004 and $2.25 billion for 2003. The rate paid on total interest bearing liabilities was 1.60% for 2004 and 1.97% for 2003 and total interest expense was $18.8 million in 2004 and $22.1 million in 2003.

Demand deposit average balances increased $20.6 million for the second quarter of 2004 compared to the second quarter of 2003. Demand deposits averaged $208.6 million in 2004 and $188.0 million in 2003. On a year to date basis, average demand deposits were $201.8 million in 2004 compared to $180.7 million in 2003.

Interest bearing deposit balances have increased from an average of $2.12 billion for the first six months of 2003 to $2.25 billion for 2004. Each of the deposit categories has also increased with the most notable being the increase in the average balance of savings accounts which averaged $743.2 million in 2003 and $798.2 million in 2004. TrustCo has experienced a deposit inflow primarily as a result of customers moving funds back into the banking system from the stock and bond market and from TrustCo's new branch openings.

The average balance of certificates of deposit and other time deposits increased from $911.5 million for the six-month period ended June 30, 2003 to $956.9 million for the comparable period in 2004. The average yield on these deposits decreased from 3.22% in 2003 to 2.71% in 2004.

The second quarter results reflect similar trends as noted for the six-month results. Interest bearing deposits increased from an average of $2.14 billion for the second quarter of 2003 to $2.27 billion in 2004. The average yield paid on these deposits was 1.89% in 2003 and 1.64% in 2004. Savings account balances increased from an average of $761.0 million for the second quarter of 2003 to $811.8 million for the comparable period in 2004. Certificates of deposit and other time deposits also increased during the quarter from an average of $911.6 million in 2003 to $961.6 million in 2004.

In addition to customers moving funds back into the banking market, TrustCo has also attracted customers as a result of the branch expansion program. New branches opened since 2003 are continuing to attract customers which has added to the deposit increases.

Short-term borrowings for the quarter averaged $112.1 million in 2004 compared to $124.4 million in 2003. The average yield decreased during this time period from 0.83% to 0.72% for the second quarter of 2004. On a year to date basis, short term borrowings averaged $105.9 million for the six months ended June 30, 2004 compared to $136.3 million for the comparable period in 2003. The average yield was 0.72% for the six months of 2004 and 0.90% for 2003.

Net Interest Income
Taxable equivalent net interest income decreased by $114 thousand to $26.0 million for the second quarter of 2004. The net interest spread decreased 17 basis points between 2003 and 2004 and the net interest margin decreased by 22 basis points.

Taxable equivalent net interest income for the first six months of 2004 was $52.5 million, an increase of approximately $690 thousand over the $51.8 million for the first six months of 2003. Net interest spread decreased 6 basis points to 3.67% and net interest margin decreased 11 basis points to 3.87% for the six-month period ended June 30, 2004, compared to the six-month period ended June 30, 2003.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more, and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of June 30, 2004.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2004

Nonperforming loans: Total nonperforming loans were $2.9 million at June 30, 2004, a decrease from the $3.9 million of nonperforming loans at June 30, 2003. There were no nonaccrual loans at June 30, 2004 and 2003. Restructured loans were $2.9 million at June 30, 2004 compared to $3.9 million at June 30, 2003. There were no loans past due three payments or more and still accruing interest at June 30, 2004 and 2003.

All of the $2.9 million of nonperforming loans as of June 30, 2004 are restructured residential real estate or retail consumer loans. The vast majority of nonperforming loans in the past were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of Trustco's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

 ` The overall emphasis within TrustCo for residential real estate originations, ` The relatively weak economic environment in the upstate New York territory,
   and
 ` The reduction in real estate values in selected sections of TrustCo's market area that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer defaults and bankruptcies have increased over the last several years and this has lead to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them to minimize losses or exposures.

Total impaired loans at June 30, 2004 of $2.7 million, consisted of restructured residential loans. During the first six months of 2004, there have been $61 thousand of commercial loan charge offs, $192 thousand of consumer loan charge offs and $3.3 million of mortgage loan charge offs as compared with $134 thousand of commercial loan charge offs, $290 thousand of consumer loan charge offs and $5.3 million of mortgage loan charge offs in the first six months of 2003. Recoveries during the first six-month periods have been $2.8 million in 2004 and $2.0 million in 2003.

Real estate owned: There was no real estate owned as of June 30, 2004 and 2003.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At June 30, 2004, the allowance for loan losses was $48.3 million, which represents a decrease from the $48.7 million in the allowance at December 31, 2003. The allowance represents 4.14% of the loan portfolio as of June 30, 2004 compared to 3.88% at June 30, 2003. The provision charged to expense was $150 thousand for the second quarter of 2004 and $300 thousand for the second quarter of 2003. For the six-month periods, the provision charged to expense was $300 thousand for 2004 and $600 thousand for 2003.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

` The magnitude and nature of the recent loan charge offs and the movement of charge offs to the residential real estate loan portfolio,

` The change in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

` Changes in underwriting standards in the competitive environment in which TrustCo operates,

` Significant growth in the level of losses associated with bankruptcies and the time period needed to foreclose, secure and dispose of collateral, and

` The relatively weak economic environment in the upstate New York territory combined with declining real estate prices.

In the Company's primary market area, consumer bankruptcies and defaults in general have risen significantly since the 1990's. This trend appears to be continuing as a result of economic strife and the relative ease of access by consumers to additional credit. Job growth in the upstate New York area has been modest to declining and there continues to be a shifting of higher paying jobs in manufacturing and government to lower paying service jobs.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 2004 was $8.4 million, an increase of $867 thousand from the comparable period in 2003. During the 2004 period, the Company recorded net securities gains of $3.6 million compared to $2.2 million for the comparable period in 2003. Excluding these securities transactions, noninterest income decreased from $5.3 million in the second quarter of 2003 to $4.8 million for the comparable period in 2004.

Total noninterest income was $17.1 million for the six months of 2004 compared to $15.4 million for 2003. Excluding net securities gains of $7.8 million and $5.3 million, in the six month period ended June 30, 2004 and 2003, respectively, the balances for 2004 and 2003 would have been $9.3 million and $10.0 million, respectively.

Net securities transactions have been significant for both the six-month and quarterly results in 2004 and 2003. The level of these transactions reflects management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2004. Management also has begun liquidating certain of the equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies.

Trust department income decreased by $41 thousand to $1.5 million for the second quarter of 2004. The reduction in trust fee income is the result of a decrease in assets under management from $961 million as of March 31, 2004 to $945 million as of June 30, 2004.

Service fees and other income are down between 2004 and 2003 due primarily to loan volume and refinancing activities.

Noninterest Expenses
Total noninterest expense for the second quarter of 2004 and 2003 was $11.7 million and $12.6 million, respectively. For the six months ended June 30, 2004 and 2003, total noninterest expense was $24.2 million and $25.2 million, respectively.

Salaries and employee benefits cost increased from $5.1 million for the second quarter of 2003 to $5.2 million for the comparable period in 2004. The increase in salaries and employee benefits is the result of additional personnel due to the branch expansion program and normal employee turnover.

Similar increases in salaries and benefits were also noted for the six month period ended June 30, 2004 compared to 2003. Total salaries and employee benefits were $10.5 million for 2004 and $10.3 million for 2003.

Net occupancy expense increased $98 thousand for the second quarter of 2004 compared to 2003 due primarily to the new branch operations and the cost of utilities.

The TrustCo branch expansion program added two new offices during the first six months of 2003 and five additional sites in the second half of 2003. No new locations were opened during the first half of 2004, however approximately seven locations are under development in the Capital District, downstate New York and the Orlando, Florida regions and are expected to open prior to year-end 2004.

Equipment expense decreased approximately $201 thousand during the second quarter of 2004 compared to 2003 as a result of reduced computer expense due to contracts not being renewed in 2004 as a result of the 2002 computer software conversion. On a year to date basis, equipment expense decreased by $974 thousand to $940 thousand due to this non-renewal and the write-off in 2003 of equipment and software no longer utilized.

Professional service expenses for the second quarter of 2004 were $953 thousand, an increase of $176 thousand from the comparable period in 2003. On a year to date basis, professional service expenses were $1.8 million in 2004 compared to $1.4 million in 2003. Included in the 2004 expense accounts were additional fees paid for consultants to assist in the upcoming 2004 computer software conversion. Those expenses were not incurred in 2003.

Outsourced services decreased from $1.9 million in the second quarter of 2003 to $1.1 million for the second quarter of 2004. On a year to date basis, outsourced services were $2.2 million in 2004 compared to $3.1 million in 2003. These costs are for data processing, item processing and certain back room operations that were transferred to a third party vendor in the fourth quarter of 2003. The decrease in outsourced services expense between 2003 and 2004 was the elimination of one item of outsourced service in the latter part of 2003 that was brought back in-house. There was a reduction in the fees paid to the third party services as a result of this change, however the additional work was absorbed by the existing TrustCo employees.

Income Taxes
In the second quarter of 2004 and 2003, TrustCo recognized income tax expense of $6.8 million and $5.6 million, respectively. This resulted in an effective tax rate of 32.2% for 2004 and 29.5% for 2003. For the six months of 2004, total income tax expense was $13.8 million compared to $11.0 million for 2003. This resulted in an effective tax rate of 32.6% for 2004 and 29.3% for 2003. The increase in effective tax rates during 2004 is primarily due to a reduction in the proportion of tax exempt income to total pre-tax income as compared to 2003.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retention.

Total shareholders' equity at June 30, 2004 was $214.6 million, a decrease of $12.1 million from the year-end 2003 balance of $226.8 million. The change in shareholders' equity between year-end 2003 and June 30, 2004 primarily reflects net income retained by TrustCo ($ 6.2 million), the proceeds from shares issued upon the exercise of stock options ($5.3 million), a $17.1 million decrease in accumulated other comprehensive income and a $6.5 million increase in treasury stock.

The change in the accumulated other comprehensive income is a result of the reduction in the unrealized appreciation in value of the securities available for sale portfolio. As noted previously, since the end of the first quarter of 2004 there has been a significant increase in the general market interest rates, which have therefore caused a reduction in the market value of these securities.

TrustCo declared dividends of $0.300 per share during the first six months of 2004 and 2003. These resulted in a dividend payout ratio of 78.1% in 2004 and 83.6% in 2003. The Company achieved the following capital ratios as of June 30, 2004 and 2003.

                                       June 30,          Minimum Regulatory
                                 2004        2003            Guidelines
                                 --------------------------------------------


        Tier 1 risk adjusted
                 capital        16.61%       16.33              4.00


        Total risk adjusted
                 capital        17.89        17.62              8.00

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2004

In addition, at June 30, 2004 and 2003, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.41% and 7.76%, respectively, compared to a minimum regulatory guideline of 4.00%.

Critical Accounting Policies

Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

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




                                           TrustCo Bank Corp NY
                                   Management's Discussion and Analysis
                                          STATISTICAL DISCLOSURE

                     I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                 INTEREST RATES AND INTEREST DIFFERENTIAL

   The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $8.4 million in 2004 and $26.8 million in 2003. The subtotals contained In the following table are the arithmetic totals of the items contained in that category.

                                 Three        2004                   Three        2003
                                 Months                              Months
                               --------- ---  -------  --------- --- -------- --- -------  ------- ---------- -------- ----------
                                Average       Interest Average       Average      Interest Average Change in  Variance  Variance
                                Balance                Rate          Balance               Rate    Interest   Balance   Rate
(dollars in thousands)                                                                             Income/    Change    Change
                                                                                                   Expense

Assets

Commercial loans          $     193,113      $   3,302   6.84%      $ 202,690   $   3,693   7.29%    $(391)    $(134)    $(257)
Residential mortgage loans      777,383         13,050   6.72%        939,518      17,041   7.26%   (3,991)   (3,131)     (860)
Home equity lines of credit     179,303          1,732   3.88%        150,925       1,540   4.10%      192       857      (665)
Installment loans                12,408            354  11.47%         14,220         461  13.04%     (107)      (57)      (50)
                              -----------    ----------- ------       --------    -------  --------  --------  -------    ------

Loans, net of unearned income 1,162,207         18,438   6.35%      1,307,353      22,735   6.96%   (4,297)   (2,465)   (1,832)

Securities available for sale:
 U.S. Treasuries and agencies   725,402          9,892   5.45%        479,208       5,707   4.76%    4,186     4,047       139
 Mortgage-backed securities      49,930            657   5.26%         67,223       1,014   6.03%     (357)      546      (903)
 States and political
  subdivisions                  169,126          3,326   7.87%        222,340       4,440   7.99%   (1,114)     (965)     (149)
 Other                          146,219          1,945   5.32%         63,745       1,107   6.95%      838       653       185

                              -----------    ----------  ------       --------    --------  ------  ---------  -------    -------
Total securities available    1,090,677         15,820   5.80%         832,516     12,268   5.89%    3,553     4,281      (728)
for sale

Federal funds sold and other
  short-term investments        496,233          1,206   0.98%         475,475      1,482   1.25%     (276)    (114)      (162)

                             -----------    -----------  ------        --------    -------  -------  -------   --------  --------

  Total Interest earning      2,749,117         35,464   5.16%       2,615,344     36,485   5.58%   (1,020)   1,702     (2,722)
assets
                                            -------------------                   ------------------------------------------------
Allowance for loan losses       (49,020)                              (52,336)
Cash and non-interest earning   140,655                               153,158
assets
                               -----------                            --------

  Total assets         $      2,840,752                           $ 2,716,166
                             ===========                           ===========

Liabilities and shareholders' equity
 Deposits:
 Interest bearing checking    $ 331,312            395   0.48%      $ 313,820         379   0.48%       16      141       (125)

 Money market accounts          166,482            379   0.92%        148,607         508   1.37%     (129)     368       (497)

 Savings                        811,822          1,982   0.98%        761,004       2,373   1.25%     (391)   1,369     (1,760)
 Time deposits                  961,644          6,480   2.71%        911,604       6,822   3.00%     (342)   2,580     (2,922)

                               -----------    --------------------------------    -------------------------------------------------

  Total interest bearing
      deposits                2,271,260          9,236   1.64%      2,135,035      10,082   1.89%     (846)   4,458     (5,304)

Short-term borrowings           112,124            201   0.72%        124,418         259   0.83%      (58)     (33)       (25)
Long-term debt                      158              2   5.45%            350           5   5.84%       (2)      (2)        ---

                              -----------    ---------------------------------    ------------------------------------------------

  Total interest bearing
      liabilities             2,383,542          9,439   1.59%      2,259,803      10,346   1.84%     (906)   4,423     (5,329)
                                                ------                             ------             -------------------------
Demand deposits                 208,612                               187,977
Other liabilities                35,065                                36,616
Shareholders' equity            213,533                               231,770
                              -----------                            --------

  Total liab. & shareholders'
equity                   $    2,840,752                           $ 2,716,166
                             ===========                           ==========

Net interest income                             26,025                             26,139             (114)  (2,721)     2,607
                                              --------                             -------           --------------------------

Net interest spread                                      3.57%                              3.74%
Net interest margin (net interest
  Income to total interest earning
    assets)                                              3.78%                              4.00%

Tax equivalent adjustment                       (1,359)                             1,740
                                                -------                           --------

   Net interest income per book             $   24,666                          $  24,399
                                                ======                             ======






                                           TrustCo Bank Corp NY
                                   Management's Discussion and Analysis
                                          STATISTICAL DISCLOSURE

                     I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                                 INTEREST RATES AND INTEREST DIFFERENTIAL

   The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $15.3 million in 2004 and $27.2 million in 2003. The subtotals contained In the following table are the arithmetic totals of the items contained in that category.

                                  Six          2004                   Six          2003
                                 Months                               Months
                               ----------- --- --------- -------- --- ------- ---- --------  -------  ---------- --------  --------
                                Average        Interest  Average      Average      Interest  Average  Change in  Variance  Variance
                                Balance                  Rate         Balance                Rate      Interest  Balance     Rate
(dollars in thousands)                                                                                 Income/   Change     Change
                                                                                                       Expense

Assets

Commercial loans       $        192,755     $   6,607     6.86%     $ 202,121   $   7,479     7.41%     $(872)    $(299)    $(573)
Residential mortgage loans      779,822        26,481     6.79%       982,656      35,889     7.30%    (9,408)   (7,381)   (2,027)
Home equity lines of credit     176,841         3,413     3.88%       146,618       3,019     4.16%       394       958      (564)
Installment loans                12,571           728    11.65%        14,523         953    13.27%      (225)     (120)     (105)
                               ---------    ----------   ------     ----------   -------------------------------------------------

Loans, net of unearned income 1,161,989        37,229     6.41%     1,345,918      47,340     7.04%   (10,111)   (6,842)    3,269)

Securities available for sale:
 U.S. Treasuries and agencies   735,454        20,727     5.64%       364,981       9,098     4.99%    11,629    11,243       386
 Mortgage-backed securities      59,206         1,537     5.19%        63,465       2,005     6.32%      (468)      490      (958)
 States and political
    subdivisions                174,812         6,884     7.87%       222,643       8,907     8.00%    (2,025)   (1,754)     (271)
 Other                           90,125         2,468     5.48%        90,186       3,335     7.40%      (867)     (676)     (191)

                              -----------    -------------------      --------    ------------------------------------------------

 Total securities available
for sale                      1,059,597        31,616     5.97%       741,275      23,345     6.30%     8,269     9,303    (1,034)

Federal funds sold and other
  short-term investments        486,135         2,400     0.99%       507,836       3,137     1.25%     (735)      (304)     (431)

                             -----------    --------------------      --------    ------------------------------------------------

  Total Interest earning
assets                        2,707,721        71,245     5.27%     2,595,029      73,822     5.70%   (2,577)     2,157    (4,734)
                                             --------------------                 ------------------------------------------------
Allowance for loan losses       (49,259)                              (52,508)
Cash and non-interest earning
  assets                        152,798                               160,954
                             -----------                             ----------

  Total assets           $    2,811,260                           $ 2,703,475
                             ===========                           ===========

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking  $   328,577           785     0.48%     $ 316,454         890     0.57%     (105)        80      (185)
 Money market accounts          164,943           828     1.01%       146,388       1,061     1.46%     (233)       316      (549)

 Savings                        798,231         3,905     0.98%       743,206       4,943     1.34%   (1,038)     1,045    (2,083)
 Time deposits                  956,891        12,883     2.71%       911,526      14,541     3.22%   (1,658)     1,922    (3,580)

                             -----------    ----------------------------------    ------------------------------------------------

  Total interest bearing
deposits                      2,248,642        18,401     1.65%     2,117,574      21,435     2.04%   (3,034)     3,363    (6,397)

Short-term borrowings           105,885           379     0.72%       136,296         606     0.90%     (227)      (129)      (98)
Long-term debt                      182             5     5.55%           373          11     5.89%       (6)        (6)       ---

                             -----------    ---------------------------------     ------------------------------------------------

  Total interest bearing
liabilities                   2,354,709        18,785     1.60%     2,254,243      22,052     1.97%   (3,267)     3,228    (6,495)
                                               ------                              ------             ----------------------------
Demand deposits                 201,832                               180,728
Other liabilities                32,751                                36,163
Shareholders' equity            221,968                               232,341
                              -----------                            --------

  Total liab. & shareholders'
equity                   $    2,811,260                           $ 2,703,475
                             ===========                           ==========

Net interest income                            52,460                              51,770                690     (1,071)    1,761
                                             ---------                           ----------           ----------------------------

Net interest spread                                       3.67%                               3.73%
Net interest margin (net interest
 Income to total interest earning
   assets)                                                3.87%                               3.98%

Tax equivalent adjustment                      (2,731)                              3,676
                                                ------                             ------

   Net interest income per book            $   49,729                           $  48,094
                                               ======                              ======


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2003, the Company is subject to interest rate risk as its principal market risk. As noted in Item 2 (Management's Discussion and Analysis for the six months ended June 30, 2004), the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. The average balance of federal funds sold and other short-term investments has decreased from $540.6 million in 2003 to $486.1 million in 2004. As investment opportunities presented themselves, management began investing funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the third quarter. The Company believes there was no significant change to its interest rate risk during the second quarter of 2004.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act") designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II

                          OTHER INFORMATION
Item 1.                   Legal Proceedings

                          None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities




     ------------------------------------------------------------------------
     -----------------------------------------------------------------------
                                                      Total          Maximum
                                                    Number of         Number
                                                      Shares        of Shares
                                                   Purchased as      that May
                                                     Part of          Yet Be
                           Total        Average     Publicly        Purchased
                         Number of       Price      Announced       Under the
      2004                Shares        Paid per    Plans or         Plans or
     Period               Purchased      Share      Programs          Programs
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------


    April 1 - April 30        33,800      $ 12.98           0            N/A
     ------------------------------------------------------------------------
     ------------------------------------------------------------------------


    May 1 - May 31           153,700      $ 12.52           0            N/A
    -------------------------------------------------------------------------
    -------------------------------------------------------------------------


    June 1 - June 30         112,500      $ 12.90           0            N/A
   ---------------------------------------------------------------------------
   ---------------------------------------------------------------------------


    Total                    300,000      $ 12.72           0            N/A
   ---------------------------------------------------------------------------
   ---------------------------------------------------------------------------

All 300,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company's dividend reinvestment plan.



Item 3.                   Defaults Upon Senior Securities

                          None.

Item 4.                   Submissions of Matters to Vote of Security Holders

                          At the annual meeting held May 17, 2004, shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors. The Company's nominees for director were Joseph A. Lucarelli (three-year term), Robert A. McCormick (three-year term), Anthony J. Marinello, MD, PhD (one-year term).

                    The results of shareholder voting are as follows:


                    1.    Election of Directors:

                        Director                      For           Withheld
                        --------                      ---           --------
                    Joseph A. Lucarelli             62,221,792    4,119,922
                    Robert A. McCormick             58,694,677    7,647,038
                    Anthony J. Marinello, MD, PhD   61,941,026    4,400,698

                    Directors continuing in office are Barton A. Andreoli, William D. Powers, and William J. Purdy.

                    2. Proposal to adopt the 2004 TrustCo Directors Stock Option Plan.

                               For            Withheld            Abstain
                               ---            --------            -------
                           39,503,591         10,299,500         1,713,767

                    3.    Proposal to adopt the 2004 TrustCo Stock Option Plan.

                               For            Withheld            Abstain
                               ---            --------            -------
                          42,498,898         7,366,391          1,651,566

                    4.    Proposal  to  adopt  amendment  to  the  Amended  and
                          Restated   Certificate  of Incorporation  of TrustCo
                          to change the minimum and maximum numbers of directors.

                               For            Withheld            Abstain
                               ---            --------            -------
                          60,288,855         4,771,636           1,281,214

                    5. Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2004.

                               For            Withheld            Abstain
                               ---           ----------          --------
                          61,267,732          4,567,809           505,173

Item 5.                   Other Information

                          None.

Item 6.                   Exhibits and Reports on Form 8-K


(a)  Exhibits


Reg S-K (Item 601)
Exhibit No.                        Description

    3(i)(a) Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated May 20, 2004.

      10(a) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

      10(b) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

      10(c)  2004 TrustCo Stock Option Plan  (incorporated by reference to
             Exhibit 4.1 to the  Registration  Statement on Form S-8
             (File No. 333-115674), filed May 20, 2004).

      31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

      31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

      32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

(b)    Reports on Form 8-K

During the quarter ended June 30, 2004, TrustCo filed the following reports on Form 8-K:

April 20, 2004, regarding two press releases dated April 20, 2004, detailing first quarter financial results.

April 28, 2004, regarding a press release dated April 28, 2004, providing additional information to Institutional Shareholder Services about tax fees that TrustCo reported in its proxy statement for its 2004 Annual Meeting of Shareholders.

May 3, 2004, regarding a press release dated May 3, 2004, announcing the retirement of Nancy A. McNamara, Senior Vice President, effective April 30, 2004.

May 17, 2004, regarding a press release dated May 17, 2004, announcing the results of its 2004 Annual Meeting of Shareholders.

May 18, 2004, regarding a press release dated May 18, 2004, declaring a cash dividend of $0.15 per share payable on July 1, 2004, to shareholders of record at the close of business on June 4, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         TrustCo Bank Corp NY


                                         By: /s/ Robert J. McCormick
                                         -----------------------------
                                         Robert J. McCormick
                                         President
                                         and Chief Executive Officer




                                         By: /s/ Robert T. Cushing
                                         --------------------------
                                         Robert T. Cushing
                                         Executive Vice President
                                         and Chief Financial Officer











  Date:  August 9, 2004

                                    Exhibits


                                 Exhibits Index


Reg S-K
Exhibit No.               Description

    3(i)(a) Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated May 20, 2004.

      10(a) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

      10(b) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

      10(b)   2004 TrustCo Stock Option Plan  (incorporated by reference to
              Exhibit 4.1 to the  Registration  Statement on Form S-8
              (File No. 333-115674), filed May 20, 2004).

      31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

      31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

      32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

                                    Exhibits
Exhibit 3(i)(a)

                    Article VI - CERTIFICATE OF INCORPORATION

                     Directors; Election and Classification


The following is the text of Article VI of TrustCo's Amended and Restated Certificate of Incorporation, as approved for amendment:


     6. The entire Board of Directors, consisting of not less than five (5) members and not more than fifteen (15) members, shall be divided into three
     (3) classes of not less than two (2) members each, which classes are hereby designated as Class A, Class B and Class C. The number of directors of Class A shall equal one-third (1/3) of the total number of directors as determined in the manner provided in the Bylaws (with any fractional remainder to count as one); the number of directors of Class B shall equal one-third (1/3) of said total number of directors (or the nearest whole number thereto); and the number of Directors in Class C shall equal said total number of directors minus the aggregate number of Directors in Classes A and B. At the election of the first Board of Directors, the class of each of the members then elected shall be designated. The term of office of each member then designated as a Class A director shall expire at the annual meeting of shareholders next ensuing, that of each member then designated as a Class B director at the annual meeting of shareholders one year thereafter, and that of each member then designated as a Class C director at the annual meeting of shareholders two years thereafter. At each annual meeting of shareholders held after the election and classification of the first Board of Directors, directors to succeed those whose terms expire at such annual meeting shall be elected to hold office for a term expiring at the third succeeding annual meeting of shareholders and until their respective successors are elected and have qualified or until their respective earlier displacement from office by resignation, removal or otherwise.

     The Board of Directors of the Corporation shall have the authority to establish from time to time the exact number of directors, as shall be set forth in resolutions that may be adopted by the Board of Directors.

        Exhibit 10(a)


                            MASTER SERVICES AGREEMENT

                                     between


                     SunGard Wealth Management Services, LLC

                                       and

                                  TRUSTCO BANK


                            Dated as of April 1, 2004




















            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.





                                TABLE OF CONTENTS
MASTER SERVICES AGREEMENT........................................................................................23
1.       Definitions.............................................................................................28
         1.1.     "Additional Service Levels"....................................................................28
         1.2.     "Additional Services"..........................................................................28
         1.3.     "Additional Services Task Order"...............................................................28
         1.4.     "Affiliate"....................................................................................28
         1.5.     "Aggregated Data"..............................................................................28
         1.6.     "Agreement"....................................................................................28
         1.7.     "Bank Regulatory Requirements".................................................................28
         1.8.     "Base Services"................................................................................28
         1.9.     "Base Service Levels"..........................................................................29
         1.10.    "Changes"......................................................................................29
         1.11.    "Confidential Information".....................................................................29
         1.12.    "Conversion Date"..............................................................................29
         1.13.    "Critical Problem".............................................................................29
         1.14.    "Customer".....................................................................................29
         1.15.    "Developed Software"...........................................................................29
         1.16.    "Dispute"......................................................................................30
         1.17.    "Effective Date"...............................................................................30
         1.18.    "Equipment"....................................................................................30
         1.19.    "Executive"....................................................................................30
         1.20.    "Force Majeure Event"..........................................................................30
         1.21.    "Indemnified Claim"............................................................................30
         1.22.    "Industry Change"..............................................................................30
         1.23.    "Other Intellectual Property"..................................................................30
         1.24.    "Professional".................................................................................31
         1.25.    "Relationship Manager".........................................................................31
         1.26.    "Services".....................................................................................31
         1.27.    "Service Levels"...............................................................................31
         1.28.    "Software".....................................................................................31
         1.29.    "SunGard"......................................................................................31
         1.30.    "SWMS Personnel"...............................................................................31
         1.31.    "SWMS Third Party Providers"...................................................................31
         1.32.    "SWMS Third Party Software"....................................................................31
         1.33.    "System"...................................................................................... 31
         1.34.    "Term"......................................................................................   31
         1.35.    Termination Assistance Period".................................................................31
         1.36.    "Termination Assistance Services"..............................................................32
         1.37.    "Terms of Service".............................................................................32
         1.38.    "Third Party Claim"............................................................................32
         1.39.    "Third Party Contracts"........................................................................32
         1.40.    "Third Party Provider..........................................................................32
         1.41.    "Transitioned Out Services"....................................................................32
         1.42.    "TRUSTCO Data".................................................................................32



         1.43.    "TRUSTCO Proprietary Software".................................................................32
         1.44.    "TRUSTCO Software".............................................................................32
         1.45.    "TRUSTCO Third Party Providers"................................................................32
         1.46.    "TRUSTCO Third Party Software".................................................................33
         1.47.    "Nominee Partnership"..........................................................................33
         1.48.    "Unaffiliated Third Party Provider"............................................................33
         1.49.    "User Documentation"...........................................................................33
2.       Term....................................................................................................33
         2.1.     Initial Term...................................................................................33
         2.2.     Renewal Term(s)................................................................................33
3.       Services................................................................................................34
         3.1.     Transition-In Services/Workplan................................................................34
         3.2.     Base Services..................................................................................34
         3.3.     Terms of Service...............................................................................34
         3.4.     Scope of Use...................................................................................35
         3.5.     Additional Services............................................................................35
         3.6.     Changes........................................................................................35
         3.7.     Additional Services Task Order Procedures......................................................36
4.       SWMS Personnel..........................................................................................36
         4.1.     Assignment of SWMS Personnel...................................................................36
         4.2.     Subcontractors and Affiliates..................................................................36
5.       Equipment, Facilities, and Third Party Contracts........................................................37
         5.1.     SWMS Facilities................................................................................37
         5.2.     Third Party Contracts..........................................................................37
6.       Proprietary Rights and Intellectual Property............................................................38
         6.1.     SWMS Third Party Software......................................................................38
         6.2.     Third Party Providers..........................................................................39
         6.3.     Rights in Developed Software and Other Intellectual Property...................................40
         6.4.     TRUSTCO Software...............................................................................41
         6.5.     TRUSTCO Wealth Management Intellectual Property andDocumentation...............................42
         6.6.     License Rights and Trademarks..................................................................42
         6.7.     Export.........................................................................................43
7.       Service Levels..........................................................................................43
         7.1.     Service Levels.................................................................................43
         7.2.     Additional Service Levels......................................................................46
         7.3.     Responsibility for Achieving Service Levels....................................................46
8.       Contract Management and Procedures......................................................................47
         8.1.     Relationship Managers..........................................................................47
         8.2.     Reliance on Instructions.......................................................................47
         8.3.     Information, Approvals and Cooperation.........................................................48
9.       Regulatory Access.......................................................................................48
10.      Charges.................................................................................................48
         10.1.    Charges for Base Services......................................................................48
         10.2.    Charges for Additional Services................................................................49
         10.3.    Expenses...................................................................................... 49
         10.4.    Taxes......................................................................................    49


11.      Invoicing and Payment...................................................................................49
         11.1.    Invoicing......................................................................................49
         11.2.    Payment Due....................................................................................50
         11.3.    Audit of Charges...............................................................................50
12.      Safeguarding Of Data and Confidentiality................................................................50
         12.1.    TRUSTCO Data...................................................................................50
         12.2.    Records Retention..............................................................................51
         12.3.    Privacy Laws and Regulations...................................................................51
         12.4.    Confidentiality................................................................................51
13.      Representations and Warranties..........................................................................53
         13.1.    Authorization..................................................................................53
         13.2.    Bank Regulatory Requirements...................................................................53
         13.3.    Covenant of Cooperation and Good Faith.........................................................53
         13.4.    Noninfringement................................................................................53
         13.5.    DISCLAIMER OF WARRANTIES.......................................................................54
14.      Insurance...............................................................................................54
         14.1.    Worker's Compensation Insurance................................................................55
         14.2.    Commercial General Liability Insurance.........................................................55
         14.3.    Errors and Omissions coverage..................................................................55
         14.4.    Employee Dishonesty Insurance (Crime Policy)...................................................55
15.      Indemnification.........................................................................................55
         15.1.    Personal Injury and Property Damage............................................................55
         15.2.    Intellectual Property Indemnity................................................................56
         15.3.    Indemnification Procedures.....................................................................57
16.      Liability...............................................................................................57
         16.1.    LIMITATION AS TO TYPES OF DAMAGES..............................................................57
         16.2.    DOLLAR LIMITATION..............................................................................58
         16.3.    Statute of Limitations.........................................................................58
         16.4.    Force Majeure..................................................................................58
         16.5     SunGard Business Systems Guarantee.............................................................59
17.      Dispute Resolution......................................................................................59
         17.1.    Review of Performance..........................................................................59
         17.2.    Dispute Escalation.............................................................................60
         17.3.    Contract Enforcement...........................................................................60
         17.4.    Continued Performance..........................................................................60
18.      Termination.............................................................................................60
         18.1.    Termination for Cause..........................................................................60
         18.2.    Termination for Non-Payment....................................................................61
         18.3.    Termination for Insolvency.....................................................................61
         18.4.    Termination for Convenience....................................................................62
         18.5 Termination Assistance and Rights upon Termination or Expiration...................................62
19.      Miscellaneous...........................................................................................65
         19.1.    Notices......................................................................................  65
         19.2.    Binding Nature and Assignment..................................................................66


         19.3.    Severability...................................................................................66
         19.4.    Counterparts...................................................................................67
         19.5.    Relationship of Parties........................................................................67
         19.6.    Further Assurances.............................................................................67
         19.7.    Non-competition................................................................................67
         19.8.    Third Party Beneficiaries......................................................................68
         19.9.    Media Releases.................................................................................68
         19.10.   Modification and Waiver........................................................................68
         19.11.   Entire Agreement...............................................................................68
         19.12.   Governing Law..................................................................................69
         19.13.   Attorney's Fees................................................................................69
         SCHEDULES TO MASTER SERVICES AGREEMENT..................................................................70








                            MASTER SERVICES AGREEMENT
         THIS MASTER SERVICES AGREEMENT, dated as of March , 2004, is between Trustco Bank. ("TRUSTCO or BANK"), and SunGard Wealth Management Services, LLC, a Delaware limited liability corporation ("SWMS"). TRUSTCO and SWMS are collectively hereinafter referred to as the "Parties," and individually, a "Party".
1.        Definitions

          The following defined terms used in this Agreement shall have the meanings set forth below. Other terms are defined as indicated in the context of specific provisions.

"Additional Service Levels"
          Additional Service Levels has the meaning given in Section 7.3 hereof.

"Additional Services"
          Additional Services means any services, functions or responsibilities other than the Base Services that SWMS will provide to TRUSTCO pursuant to Additional Services Task Orders in accordance with the Additional Services Task Order procedures provided for herein.

"Additional Services Task Order"
          Additional Services Task Order(s) has the meaning given in Section 3.7 hereof.

"Affiliate"
          Affiliate means a company or other business organization or other entity related through common ownership, common control of management or owners, or through some other control mechanism to another business organization and that is providing or receiving services pursuant to this Agreement.

"Aggregated Data"
          Aggregated Data has the meaning given in Section 12.1 hereof.

"Agreement"
          Agreement means this Master Services Agreement, the Schedules to this Master Services Agreement referenced herein and any Additional Services Task Order agreed to by the Parties that references this Master Services Agreement.


"Bank Regulatory Requirements"
          Bank Regulatory Requirements mean the rules and regulations promulgated by the regulatory authority that is authorized by law to regulate TRUSTCO including but not limited to the Securities Exchange Commission and the Office of Thrift Supervision.

"Base Services"
          Base Services means all of the wealth management operations outsourcing services, functions, activities, tasks and responsibilities, other than the Additional Services pursuant to the Additional Services Task Orders in accordance with the Additional Services Task Order procedures provided for herein, that SWMS will perform and provide, as such services, functions, activities, tasks, and responsibilities may evolve and be supplemented during the Term of the Agreement to TRUSTCO pursuant to the Agreement as described on the attached Schedule A.

"Base Service Levels"

          Base Service Levels has the meaning given in Section 7. 1(A).

"Changes"
          Changes has the meaning given in Section 3.6 hereof.

"Confidential Information"
          Confidential Information means all non-public written, electronic, and oral proprietary information communicated from one Party (the "Disclosing Party") to the other Party (the "Receiving Party") during the Term and the Termination Assistance Period in connection with this Agreement or any Additional Services Task Order, including without limitation (a) with respect to TRUSTCO, all non-public information of or relating to TRUSTCO or its Customers, (b) with respect to SWMS, the SWMS Third Party Software, the Other Intellectual Property, all costing, pricing, technology, techniques, processes, methodologies, and other proprietary information of SWMS, and (c) with respect to each Party, the terms of this Agreement and all Additional Services Task Orders. Confidential Information will not include information that (i) was known by the Receiving Party without an obligation of confidentiality before its receipt from the Disclosing Party, (ii) is independently developed by the Receiving Party without reliance on Confidential Information of the Disclosing Party, (iii) is or becomes publicly available without a breach by the Receiving Party of this Agreement, or (iv) is disclosed to the Receiving Party by a third person who is not required to maintain its confidentiality.

"Conversion Date"
          Conversion Date has the meaning given in Section 3.3 hereof.

"Critical Problem"
          Critical Problem has the meaning given in Section 7.1 (C) hereof.

"Customer"
          Customer means TRUSTCO's Customers who are authorized by TRUSTCO to use and access the Services pursuant to the terms, conditions and restrictions of this Agreement.

"Developed Software"
          Developed Software means all programming, applets, scripts, code, applications and other software made, developed, or actually or constructively reduced to practice by SWMS (whether solely by SWMS or jointly with others, including, but not limited to SWMS's affiliates and TRUSTCO) pursuant to this Agreement or any Additional Services Task Order, contained in, comprising, or otherwise necessary to use, display and/or maintain the Services; provided, however, that Software developed solely by TRUSTCO for its own use and purposes during the Term of this Agreement and which does not utilize any information obtained by TRUSTCO concerning any SWMS Third Party Software shall not be considered to be Developed Software for the purposes of this Agreement

"Dispute"
          Dispute has the meaning given in Section 17.2 hereof.

"Effective Date"
          Effective Date means the date on which the last party to this Agreement signs this Agreement.

"Equipment"
          Equipment includes all computer and communications equipment, including personal computers, network servers, modems, printers, mainframes, routers, cabling and related equipment that SWMS uses or needs to provide the Services.

"Executive"
          Executive means an officer or senior employee of SWMS with at least ten (10) years experience in the wealth management or trust industry.

"Force Majeure Event"
          Force Majeure Event has the meaning given in Section 16.4 hereof.

"Indemnified Claim"
          Indemnified Claim has the meaning given in Section 15.3 hereof.

"Industry Change"
          Industry  Change  means a  regulatory  change or an  industry  wide or
          technological   change  materially   affecting  the  delivery  of  the
          applicable products or services.

"Other Intellectual Property"
          Other Intellectual Property means all inventions (whether or not protectable under patent laws), works of authorship, information fixed in any tangible medium of expression (whether or not protectable under copyright laws), moral rights, mask works, trademarks, trade names, trade dress, service marks, trade secrets, publicity rights, know-how, ideas (whether or not protectable under trade secret laws), and all other subject matter protectable under patent, copyright, moral right, mask work, trademark, trade secret, or other laws, including without limitation all documentation, new or useful art, combinations, discoveries, formulae, procedures, processes, manufacturing techniques, technical developments, specifications, manuals, artwork, software, programming, applets, scripts, designs, logos, tags lines, corporate branding/identity, or other tangible or intangible embodiments of information made, conceived, developed, or actually or constructively reduced to practice by SWMS (whether solely by SWMS or jointly with others, including, but not limited to SWMS's affiliates or TRUSTCO) pursuant to this Agreement, an Additional Services Task Order or for any other SWMS customer, contained in, comprising, or otherwise necessary to use, display and/or maintain the Services or services for other SWMS's customers; provided, however, that Software developed solely by TRUSTCO for its own use and purposes during the Term of this Agreement and which does not utilize any information obtained by TRUSTCO concerning any SWMS Third Party Software shall not be considered to be Other Intellectual Property for the purposes of this Agreement.

"Professional"
          Professional means an employee of SWMS having more than five (5) years but less than ten (10) years experience in the wealth management or trust industry.

"Relationship Manager"
          Relationship Manager has the meaning given in Section 8.1 hereof.

"Services"
          Services means the Base Services, the Termination Assistance Services and any Additional Services.

"Service Levels"
          Service Levels means the Base Service Levels and any Additional Service Levels.

"Software"
          Software means the SWMS Third Party Software, TRUSTCO Software and the Developed Software.

"SunGard"
          SunGard means SunGard Business Systems Inc., a Delaware corporation.

"SWMS Personnel"
          SWMS   Personnel   means  the  SWMS   employees,   together  with  any
          subcontractors and independent contractors of SWMS, who are assigned by SWMS to perform the Services.

"SWMS Third Party Providers"
          SWMS Third Party Providers means any company, entity, person or other third party that is owned or affiliated with SWMS and is providing services or products to SWMS for delivery of wealth management operations outsourcing services to TRUSTCO. SWMS Third Party Providers specifically excludes TRUSTCO Third Party Providers defined in Section
          1.45 below and Unaffiliated  Third Party Providers  defined in Section
          1.48 below.

"SWMS Third Party Software"
          SWMS Third Party Software means any software, or part of any software, that is licensed or leased by SWMS from a third party and is used by SWMS to provide the Services. The SWMS Third Party Software as of the Effective Date is identified in Schedule F. Schedule F may be amended from time to time pursuant to the terms of the Agreement.

"System"
          System means the Software and Equipment covered under this Agreement including the SunGard AddVantage system.

"Term"
          Term has the meaning given in Section 2 hereof.

"Termination Assistance Period"
          Termination Assistance Period has the meaning given in Section
          18.5 hereof.

"Termination Assistance Services"
          Termination Assistance Services has the meaning given in Section 18.5 hereof.

"Terms of Service"
          Terms of Service has the meaning given in Section 3.3 hereof.

"Third Party Claim"
          Any claim asserted by any person or entity that is not (a) a party to this Agreement or (b) an Affiliate of a party to this Agreement.

"Third Party Contracts"
          Third Party Contracts means the agreements between TRUSTCO and third parties listed in Schedule G under which the third parties are, as of the Effective Date, furnishing or providing services or products to TRUSTCO, and with respect to which SWMS will be required to act for or on behalf of TRUSTCO in order to provide the Services.

"Third Party Provider"
          Third Party Provider means any company, entity, person or other third party providing services or products to or for SWMS with respect to SWMS providing the Services to TRUSTCO, excluding any entity majority owned or directly controlled by SunGard Data Systems Inc. or any of its subsidiaries.

"Transitioned Out Services"
          Transitioned Out Services has the meaning given in Section 18.5 hereof.
"TRUSTCO Data"
          TRUSTCO Data means all data and information that TRUSTCO submits, provides or transmits to SWMS in connection with the Services, including information submitted to SWMS before the Effective Date; data and information of TRUSTCO's Customers; and all information derived from that information, including as stored in or processed through the Equipment or the Software; excluding however, all SWMS Confidential Information, Developed Software and Other Intellectual Property.

"TRUSTCO Proprietary Software"
          TRUSTCO Proprietary Software means any software, or part of any software, owned by TRUSTCO which SWMS uses or needs to use to provide the Services. The TRUSTCO Proprietary Software as of the Effective Date is listed in Schedule D. The Parties may amend Schedule D from time to time pursuant to mutual agreement.

"TRUSTCO Software"
          TRUSTCO Software means the TRUSTCO Proprietary Software and the TRUSTCO Third Party Software.

"TRUSTCO Third Party Providers"
          TRUSTCO Third Party Provider(s) means any company, entity, person or other third party that was providing services or products to TRUSTCO for delivery of wealth management operations services by TRUSTCO on or before the Effective Date and any comparable replacement. TRUSTCO Third Party Provider specifically excludes SWMS Third Party Providers defined in Section 1.31 and Unaffiliated Third Party Providers defined in Section 1.48 below.

"TRUSTCO Third Party Software"
          TRUSTCO Third Party Software means any software, or part of any software, licensed or leased by TRUSTCO from a third party whose use by SWMS is reasonably necessary for SWMS to provide the Services. The TRUSTCO Third Party Software as of the Effective Date is listed in Schedule E. The Parties may amend Schedule E from time to time pursuant to mutual agreement.

"Nominee Partnership"
         Nominee Partnership has the meaning given in Section 6.5 (B) hereof.

"Unaffiliated Third Party Provider"
          Unaffiliated Third Party Provider means any Third Party Provider which is not a SWMS Third Party Provider or a TRUSTCO Third Party Provider. Notwithstanding anything in this Agreement to the contrary,
          Unaffiliated Third Party Providers shall also mean Third Party Providers such as Interactive Data Corporation and other Third Party Providers of services for the delivery of wealth management operation services from whom industry users cannot obtain contracts containing material warranties and indemnities with respect to the Third Party Provider's services, excluding any entity owned or affiliated with SWMS.

"User Documentation"
          User Documentation means the descriptions of functionality of the SWMS Third Party Software as published from time to time by SWMS, or as otherwise agreed to in writing by the Parties, and the descriptions of functionality of the Developed Software as provided in an Additional Services Task Order, or as otherwise agreed to in writing by the Parties.

2.       Term
Initial Term

          The initial term of this Agreement will begin on the Effective Date and will continue in effect for a period of five (5) years ("Initial Term") unless earlier terminated in accordance with the provisions of this Agreement.

Renewal Term(s)

          The Agreement can be renewed at the end of the Initial Term pursuant to a written agreement duly executed by both Parties for an additional five (5) year term upon essentially the same terms and conditions exclusive of any pricing terms and conditions. In order for TRUSTCO to exercise the right of renewal they must provide SWMS with written notice of TRUSTCO's intent to renew at least 180 days prior to the expiration of the Initial Term. Upon receipt of TRUSTCO's notice of intent to renew both Parties shall enter into good faith negotiations to negotiate the pricing terms and conditions of the renewal term. Should the Parties be unable to come to mutual agreement on the terms and conditions of a renewal contract, the contract shall terminate upon the expiration of the Initial Term and SWMS shall provide termination assistance to TRUSTCO in accordance with the Termination Assistance Services provisions of Section 18.5 of this Agreement. The Agreement can be renewed at the end of the Initial Term only. The Initial Term and the Renewal Terms are collectively referred to herein as the "Term."

3.       Services
     Transition-In Services/Workplan

          A. Transition-In Services. SWMS shall provide to TRUSTCO the transition-in services described in the Workplan and in accordance with the transition schedule set forth in Schedule I, which describes, among other things, the transition of the performance of and responsibility for the functions, responsibilities and tasks currently performed by TRUSTCO to SWMS which comprise the Base Services. SWMS' performance of the transition-in services and its adherence to the transition schedule set forth in Schedule I is subject to TRUSTCO's prompt performance of its obligations hereunder, including all tasks set forth in the Workplan. SWMS shall not be responsible for delays or additional costs arising from TRUSTCO's or its agents' failure to perform as required hereunder.

          B. Training. SWMS will provide training to TRUSTCO as described in Schedule A (Base Services).

Base Services

          During the Term, SWMS will provide to TRUSTCO the Services identified in Schedule A (the "Base Services") for the fees as identified in
          Section 10 and Schedule C. During the Term, SWMS shall be the exclusive provider of the Base Services and types of services identified in Schedule A (Base Services), together with any Additional Services and types of services provided pursuant to Additional Services Task Orders. Provided that SWMS is not in material default of any of its obligations under this Agreement, TRUSTCO agrees that during the Term the Services shall be provided exclusively by SWMS hereunder and not by any other third party or by TRUSTCO itself; provided, however, that TRUSTCO may provide such services for its own assets but not for wealth management assets of its customers or its Affiliates' customers.

Terms of Service

          The use of the Services by TRUSTCO and its Customers shall conform to the terms, procedures, requirements, and limitations ("Terms of Services") contained in the documentation and other instructions provided to TRUSTCO on the first Business Day after the TRUSTCO assets are converted to the SunGard AddVantage system and TRUSTCO has accepted the commencement of the Base Services by SWMS, which acceptance shall not be unreasonably withheld ("Conversion Date") and from time to time amended. SWMS reserves the right to deny Services to any Customers who breach or fail to comply with the Terms of Service; providing that SWMS will provide notice to TRUSTCO within a reasonable period of time of the denial of service to the Customer. TRUSTCO agrees to cooperate with SWMS and assist SWMS with enforcing the Terms of Services, and notifying TRUSTCO's Customers of the Terms of Service. TRUSTCO shall notify its Customers of SWMS' rights and obligations under this Agreement, and provide such other instructions and documentation to its Customers, as is reasonably necessary for SWMS to provide the Services and otherwise perform under this
          Agreement. TRUSTCO shall, at its expense and pursuant to the procedures set forth in Section 15.3 (Indemnification Procedures), defend SWMS from any third-party claims brought against SWMS arising out of a TRUSTCO Customer's unauthorized or improper use or modification of the Services; provided, however, that TRUSTCO shall not be required to defend SWMS or pay any judgment against SWMS for such third-party claims if such claims are primarily caused by a failure of SWMS' system security or SWMS' negligence. TRUSTCO shall pay any judgments finally awarded by a court of competent jurisdiction to such third parties against SWMS based on such claims after TRUSTCO has presented its defenses (or after TRUSTCO elected not to defend such claims) and any settlements to which TRUSTCO agrees in writing (or to which SWMS agreed after TRUSTCO elected not to defend such claims). SWMS' ability to deliver the Services is dependent upon TRUSTCO handling certain responsibilities which are critical to the delivery of the Services including, but are not limited to, the responsibilities listed on Schedule K. As such, TRUSTCO agrees to perform the critical responsibilities listed on Schedule K in accordance with the Terms of Service. Scope of Use TRUSTCO may use the Services only in the ordinary course of its business operations and for its own internal business purposes, which shall include making the Services available to its Customers as provided herein. TRUSTCO shall use the Services only in accordance with the User Documentation and the other terms and conditions of this Agreement. TRUSTCO may copy the User Documentation to the extent reasonably necessary for use of the System under this Agreement.

Additional Services

          During the Term, SWMS will perform such Additional Services as the Parties from time to time agree in writing in accordance with the Additional Services Task Order procedures described in Section 3.7.

Changes

          If, at any time, SWMS determines, reasonably and in good faith, that a material change or addition to any of the Base Services is required to efficiently continue provision of the Base Service or Additional Services, SWMS shall give written notice to TRUSTCO of the proposed change or addition and an estimate of the additional project time required to complete the proposed change or addition ("Changes"). Changes which are required in order to comply with regulatory changes will be effective upon provision of notice by SWMS to TRUSTCO. For all other changes, within ten (10) business days after receipt of such notice, TRUSTCO shall give written notice to SWMS that TRUSTCO elects to (a) disagree with SWMS's Changes or (b) accept SWMS's Changes. TRUSTCO shall be deemed to have elected to implement SWMS's Changes if no such notice is received by SWMS within ten (10) business days of TRUSTCO's receipt of such notice. If TRUSTCO timely notifies SWMS that it disagrees with SWMS's determination that the change or addition is necessary, SWMS will reevaluate the determination, and, if necessary, the parties shall institute informal dispute resolution pursuant to
          17.2 (Dispute Escalation).

Additional Services Task Order Procedures

          A. Additional Services shall be provided by SWMS only pursuant to a task order ("Additional Services Task Order") describing, at a minimum, the scope of such Additional Services; the charges, fees, expenses or other amounts to be paid to SWMS for such Additional Services ("Additional Services Charges"); and the impact, if any, that performance of the Additional Services will have on the Base Service Levels, and any other pending delivery or performance schedules or obligations of either Party hereunder. Upon execution of an Additional Services Task Order by a duly authorized representative of each Party, it shall be subject to and part of this Agreement and shall be binding on SWMS and TRUSTCO. To the extent there is any inconsistency or conflict between the terms of any Additional Services Task Order and the terms of this Agreement, the terms of the Additional Services Task Order shall control but only with respect to such Additional Services Task Order.

          B. Additional Services which require special programming to the AddVantage system will be considered only pursuant to an Additional Services Task Order describing at a minimum, the scope of such Additional Services. SWMS will forward the request for programming on to AddVantage and will respond back to TRUSTCO within a reasonable period of time with an estimate of the cost of such programming and an estimate of the time frame for completion of the programming. The special programming will only be placed in line for development upon TRUSTCO's direction to proceed with the programming and agreement to pay for the programming costs and such fees will be subject to payment in accordance with the agreed upon Additional Services Task Order.

4.   SWMS Personnel
Assignment of SWMS Personnel

     Without limiting any other provisions of this Agreement or any Additional Services Task Order relating to Service Levels, SWMS will assign the number of SWMS Personnel reasonably necessary to perform the Services.

Subcontractors and Affiliates

          A. The Services will be performed by SWMS, itself and through its direct and indirect wholly-owned subsidiaries or Affiliates. SWMS may subcontract any portion of the Services to third parties, including to SWMS Affiliates and non-Affiliates. SWMS will not disclose any confidential information of TRUSTCO to any unaffiliated subcontractor unless and until such subcontractor has agreed in writing to protect the confidentiality of such confidential information in the manner required by Section 12 and then only to the extent necessary for such subcontractor to perform those Services subcontracted to it. SWMS will remain responsible for the obligations it performs and those performed by any SWMS Third Party Provider to the same extent as if such obligations were performed by SWMS.

          B. With respect to TRUSTCO Third Party Providers and Unaffiliated Third Party Providers, SWMS will not be responsible or liable to TRUSTCO to the extent SWMS's ability to deliver the Services, meet the Service Levels or other default is adversely affected by any failure, default or delay by such Third Party Provider, provided however that SWMS shall:

               1) Use commercially reasonable efforts to require the TRUSTCO Third Party Provider and/or Unaffiliated Third Party Provider, in its contract with SWMS, to provide the applicable services or products in manner consistent with the Service Levels,
               2) Use commercially reasonable efforts to require or compel the TRUSTCO and/or Unaffiliated Third Party Provider to comply with all contractual and other obligations owed to SWMS,
               3) pass through to TRUSTCO all amounts recovered or received from the TRUSTCO and/or Unaffiliated Third Party Provider with respect to damages sustained by TRUSTCO or TRUSTCO'S Customers as a result of the TRUSTCO and/or Unaffiliated Third Party Provider's failure, default or delay,
               4) take corrective action pursuant to Section 7.1 (E) for all Critical Problems (as defined in Section 7) caused by a TRUSTCO and/or Unaffiliated Third Party Provider, and
               5) Promptly advise TRUSTCO of all material failures, defaults or delays by a TRUSTCO and/or Unaffiliated Third Party Provider.

5.  Equipment,   Facilities,   and  Third  Party  Contracts
SWMS Facilities

     SWMS may perform the Services in such facilities maintained by SWMS (collectively, "SWMS Facilities"), including without limitation SunGard's data center operations in Birmingham, Alabama (the "Data Center") as SWMS deems appropriate, following consultation with TRUSTCO, so long as appropriate security procedures have been implemented and are being observed at the SWMS Facilities.

Third Party Contracts

     On or within ten (10) days after the Effective Date, TRUSTCO shall notify the third party suppliers and vendors under the Third Party Contracts described in Schedule G in writing of its appointment of SWMS as its agent under the Third Party Contracts for administrative, ministerial and managerial purposes. Unless agreed to otherwise pursuant to a written assignment, TRUSTCO will retain financial responsibility for the Third Party Contracts at all times during the Term and the Termination Assistance Period. If the actions or failures to act of the vendors under the Third Party Contracts cause a failure to meet Service Levels, SWMS shall be excused from liability for such failures in accordance with Section 7.

Proprietary Rights and Intellectual Property
SWMS Third Party Software

Except as provided in this Section 6 or as otherwise provided in this Agreement, neither TRUSTCO nor its Affiliates nor its Customers will have any rights or interests in the SWMS Third Party Software and SWMS shall remain the contracting party of record for the SWMS Third Party Software. SWMS hereby grants to TRUSTCO and its Customers a non-exclusive, non-transferable (except as permitted by herein) right during the Term to access and employ the SWMS Third Party Software for the purpose of receiving the Services or will otherwise make arrangements to confirm or acquire TRUSTCO and its Customers the right to access and employ the SWMS Third Party Software for the purpose of receiving the Services, to the extent reasonably necessary for TRUSTCO and its Customers to access and employ the Services, subject to all terms, conditions and restrictions as may be imposed by the licensor of the applicable SWMS Third Party Software. Unless otherwise agreed to in writing by the Parties, (i) no SWMS Third Party Software shall be delivered to TRUSTCO (physically, electronically or otherwise), (ii) all SWMS Third Party Software shall remain in the possession and control of SWMS or the applicable third party, and (iii) TRUSTCO's rights hereunder to the SWMS Third Party Software is limited to the right to access and employ the SWMS Third Party Software and related services via the Internet or other network for the purposes of using the Services and obtaining information and data in connection with the Services, and permitting the Customers to do the foregoing subject to SWMS right to limit Customer access as provided elsewhere in this Agreement. Except as expressly provided in this Agreement, TRUSTCO shall not be required to pay any additional fees to access and employ the SunGard AddVantage Software.

SWMS Third Party Software Required Consents

          Prior to giving TRUSTCO access to the SWMS Third Party Software, SWMS will obtain those consents as may be required for the grant to TRUSTCO of the rights to SWMS Third Party Software specified in herein (the "SWMS Third Party Software Required Consents"). SWMS will pay any fees (including transfer or upgrade fees) that may be required to obtain the SWMS Third Party Software Required Consents, provided however that the Parties shall negotiate and agree upon payment of the fees for SWMS Third Party Software for Additional Services.

Software Access and Employment Restrictions

          Except as provided herein, TRUSTCO shall not permit others to use, copy, decompile or otherwise reverse engineer the SWMS Third Party Software, and TRUSTCO, its Affiliates and their Customers shall comply with all terms, conditions and restrictions as may be imposed by the owner of the applicable SWMS Third Party Software. Except as specifically provided in Section 6.1 (A) above, TRUSTCO may not allow any other third parties to use or access the SWMS Third Party Software or the Services without the written consent of SWMS. TRUSTCO shall be responsible for all damages, losses, expenses and other costs to SWMS or TRUSTCO.


Expiration of Access Rights

          Unless otherwise expressly provided this Agreement, (i) the rights of access granted herein shall immediately and automatically expire contemporaneously with the expiration or termination of this Agreement and any applicable Termination Assistance Period, and (ii) upon expiration or termination of this Agreement and any applicable Termination Assistance Period , TRUSTCO's and its Affiliates and their Customers' access to the SWMS Third Party Software and the Services shall be discontinued and TRUSTCO shall either return to SWMS, or at SWMS' election destroy, all SWMS Third Party Software and related user documentation in its possession and certify to SWMS that TRUSTCO has divested itself of all ability to access and employ the SWMS Third Party Software.

Third Party Providers

TRUSTCO hereby acknowledges and agrees that the Services provided under this Agreement contain information obtained, selected and consolidated by the certain Third Party Providers. TRUSTCO's use of the market data and/or other data and services provided by the Third Party Providers described herein is authorized and regulated by the Third Party Providers and further that the Third Party Providers may require SWMS to provide such information and data about TRUSTCO and the Third Party Users in connection with their provision of the Services. TRUSTCO also acknowledges that the Third Party Providers may modify the Services, discontinue availability of the Services or modify the rules concerning availability and applicable royalty fees of any of the Services or require changes to the Services, in which case neither SWMS nor the Third Party Providers may be held responsible for such modification and discontinuance; provided, however, that if a material service is discontinued by a Third Party Provider, SWMS will use commercially reasonable efforts to find an alternative provider for such discontinued service. If an alternative provider can not be found to provide substantially similar services for substantially similar costs for the material discontinued services, the parties agree to negotiate in good faith an adjustment to the Base Charges for the material discontinued service. Any changes required by the Third Party Providers shall be made a part of this Agreement by SWMS's written notice of any such changes to TRUSTCO. For a thirty
(30) day period after receiving such notice from SWMS, TRUSTCO may reject such changes and terminate the affected Third Party Data or Service by written notice to SWMS. If such notice is not received by SWMS within such thirty (30) day period, this Agreement shall be modified by such changes, and shall remain in full force and effect.

TRUSTCO acknowledges that SWMS is required to display certain notices and agreements and to report certain data related to TRUSTCO's use of the Services to the Third Party Providers from whom the information is selected and consolidated by SWMS. To enable SWMS to meet its obligation in this regard, TRUSTCO agrees to inform SWMS, in writing, whenever its display of notices or utilization of any information derived from the Services changes. TRUSTCO shall display all such notices and agreements in the exact manner specified by SWMS or a Third Party Provider in writing or as set forth herein. TRUSTCO acknowledges and agrees that the number and content of such notices, as well as other terms and conditions, may be changed from time to time by the Third Party Providers. TRUSTCO shall comply with all applicable laws and obtain all reasonable and necessary consents from any person, including its employees and the TRUSTCO Customers and their respective employees, if any, regarding the collection, use and distribution to SWMS of any information or data regarding any TRUSTCO Customer and to the use by TRUSTCO and TRUSTCO Customers of the Services for the purposes set forth herein. The information and data may include personal and other information about TRUSTCO, its employees, the TRUSTCO Customers and TRUSTCO's employees, including their use of the market data. SWMS may use this information and data to carry out its obligations under this Agreement, including the provision of such information to the Third Party Providers;
provided,  however,  that any such  disclosure  must be made in compliance  with
Section 12 of this Agreement.

Rights in Developed Software and Other Intellectual Property

          SWMS will retain all right, title and interest in and to all the Developed Software and all Other Intellectual Property, and TRUSTCO and its Affiliates will have no rights or interests in such Developed Software or Other Intellectual Property except as otherwise provided in this Agreement or an Additional Services Task Order. SWMS hereby grants to TRUSTCO a non-exclusive, non-transferable (except as permitted herein) right during the Term to access and employ the
          Developed  Software  and the Other  Intellectual  Property  reasonably necessary  for  itself  and its  Customers  to access  and  employ the
          Services. TRUSTCO's rights to Developed Software and Other Intellectual Property after the expiration or termination of this Agreement are set forth in Section 18.5 (Termination Assistance and Rights Upon Termination or Expiration). In the event, by operation of law or otherwise, TRUSTCO is deemed to be the owner of all or any portion of the intellectual property rights in the Developed Software and/or Other Intellectual Property, TRUSTCO hereby assigns all such rights to SWMS and agrees to cooperate with SWMS in confirming SWMS' sole and exclusive ownership of the Developed Software and Other Intellectual Property; provided, however, that Software developed solely by TRUSTCO for its own use and purposes during the Term of this Agreement and which does not utilize any information obtained by TRUSTCO concerning any SWMS Third Party Software shall not be considered to be Developed Software or Other Intellectual Property for the purposes of this provision.

TRUSTCO Software

          A. Rights to TRUSTCO Proprietary Software

          As between SWMS and TRUSTCO, TRUSTCO shall retain all right, title and interest in and to the TRUSTCO Proprietary Software, and SWMS will have no rights or interests in TRUSTCO Proprietary Software except as set forth in this Section or as otherwise described in this Agreement. To the extent reasonably necessary for SWMS to provide the Services, TRUSTCO hereby grants to SWMS and its Affiliates a non-exclusive, non-transferable (except as provided herein), fully paid up, right during the Term to access and employ the TRUSTCO Proprietary Software.

          B. Rights to TRUSTCO Third Party Software

          TRUSTCO agrees, at TRUSTCO's expense, to assign to SWMS and to cause vendors or owners of the TRUSTCO Third Party Software to consent to and accept the assignment of all licenses and rights and to grant to SWMS the rights access and employ the TRUSTCO Third Party Software as is necessary for SWMS to provide the Services and services to other customers of SWMS, including the right, if necessary to grant access to and employment of the Third Party Software to provide the Services and services to other customers of SWMS. At SWMS' discretion, in lieu of such assignment, TRUSTCO shall grant to SWMS and its Affiliates a non-exclusive, non-transferable (except as provided herein), fully paid up, right during the Term to access and employ the TRUSTCO Proprietary software as is necessary for SWMS to provide the Services and services to other customers of SWMS.

          C. TRUSTCO Third Party Software Required Consents

          Prior to giving SWMS access to the TRUSTCO Third Party Software, TRUSTCO will obtain those consents as may be required for the grant to SWMS of the rights to TRUSTCO Third Party Software specified in herein (the "TRUSTCO Third Party Software Required Consents"). TRUSTCO will pay any fees (including transfer or upgrade fees) that may be required to obtain the TRUSTCO Third Party Software Required Consents.

          D. License and Sublicense Restrictions

          SWMS shall not sublicense, copy, decompile or otherwise reverse engineer the TRUSTCO Software.

TRUSTCO Wealth Management Intellectual Property and Documentation

          A. TRUSTCO agrees to provide to SWMS a reasonable number of copies of and access to all wealth management operations policies and procedures and other information that is reasonably necessary, to enable SWMS to provide the Services to TRUSTCO. TRUSTCO further agrees to promptly provide SWMS with written notice of any changes in TRUSTCO's policies or procedures which affect the delivery of the Services.

          B. TRUSTCO further agrees to provide to SWMS all reasonable assistance and cooperation, and grant such rights to SWMS as are reasonably necessary, to enable SWMS to use TRUSTCO's nominee partnership WESCO (the "Nominee Partnership") to provide the Services. Only assets of TRUSTCO or its subsidiaries shall be transferred to the Nominee Partnership or accounts of the Nominee Partnership.

          C. During the Term of this Agreement TRUSTCO agrees to select a financial institution to serve as custodian for TRUSTCO's wealth management assets covered by this Agreement and selects Union Planters Bank ("UPC") to serve as custodian under this Agreement. TRUSTCO further agrees and authorizes all assets, which are held by custodian on behalf of TRUSTCO pursuant to this Agreement, to be held in the nominee partnership name ("Nominee Partnership") of the custodian.


          D. TRUSTCO represents and warrants that as of the Execution Date to the best of its knowledge that the policies and procedures encompassed or included in the TRUSTCO Wealth Management Intellectual Property comply with all applicable laws and regulations in effect on the Effective Date. TRUSTCO shall indemnify and hold SWMS harmless pursuant to the procedures of Section 15.3 (Indemnification Procedure) from and against any liability, loss, damage, cost, or expense (including, without limitation, reasonable attorneys' fees as provided herein) resulting from (a) TRUSTCO's breach of the warranty set forth in this paragraph or (b) a third party claim asserting that the Wealth Management Intellectual Property infringes a third person's copyright, trade secret or United States patent enforceable in the United States.

 License Rights and Trademarks

          Except for the access and employment rights contained in this Agreement or any Additional Services Task Order, this Agreement, the Additional Services Task Order, and any disclosures made hereunder or thereunder do not grant any right to either Party under any patents, trademarks or copyrights of the other Party. Neither party shall use the trademarks, service marks or logos or designs of the other Party without the advance written consent of such Party.

Export

          The Parties acknowledge that certain Software and technical data to be provided under this Agreement and any Additional Services Task Order may be subject to export controls under the laws and regulations of the United States or other countries. Neither Party will export or re-export any of those items or any direct product of them nor undertake any transaction in violation of any of those laws or regulations. To the extent within a Party's control, that Party will be responsible for, and will coordinate and oversee, compliance with those export laws concerning any items it exports or imports under this Agreement.

Service Levels
Service Levels

Commencing on the Conversion Date, SWMS shall provide the Base Services at a level of service at least equal to the levels of service set forth in Schedule C (Schedule C is entitled "Base Services); such levels of services are referred to herein as the "Base Service Levels"), and as set forth in more detail therein.

SWMS is relieved from any obligation to achieve any Service Levels pursuant to this Agreement if the failure to achieve any Service Level is caused by the action or inaction of TRUSTCO, its Affiliates, employees, their Customers, the TRUSTCO Third Party Providers, or the Unaffiliated Third Party Providers.

In the event SWMS fails to perform the Services as agreed, or fails to achieve a Service Level with respect to Services, that (a) results, or could immediately or imminently result, in financial loss or financial harm to an TRUSTCO Customer or (b) constitutes a serious violation of Bank Regulatory Requirements resulting in the applicable agency or regulator requiring the violation to be addressed by the full Board of Directors of TRUSTCO (a "Critical Problem"), TRUSTCO shall promptly notify SWMS in writing, electronically or telephonically of the occurrence of the Critical Problem, describing the circumstances in reasonable detail.

Issues which do no rise to the level of a Critical Problem will be handled through the normal Relationship Manager process.

          E. With respect to Critical Problems, SWMS shall: Acknowledge receipt and provide a preliminary response to TRUSTCO's notice of such Critical Problem within one hour. Assign qualified, dedicated staff to analyze, identify and implement potential solutions to remedy the Critical Problem, working sixteen (16) hours per day, six (6) days per week. Commence corrective action to remedy the Critical Problem within one hour of notice of the Critical Problem from TRUSTCO. Provide status updates with respect to remedying the Critical Problem to TRUSTCO at least three times a day.

          F. In the event SWMS fails to take the corrective action required above with respect to a Critical Problem, and the Relationship Managers are unable to agree on an appropriate course of action to remedy the Critical Problem, the Relationship Mangers shall escalate the dispute to the executive level of each Party, or higher if warranted under the circumstances. If the appropriate executives are unable to resolve the dispute, and the issue has not been satisfactorily resolved by SWMS five business days after TRUSTCO has declared the Critical Problem and which if necessary pursuant to
          Section 7.1 (D) has been determined to be a Critical Problem, the following remedial actions shall apply:

          (i) For Critical Problems which are not related to the AddVantage System, TRUSTCO shall have the right take all reasonable and necessary steps and actions to remedy the Critical Problem using its own employees and Third Party Providers to assist SWMS or assume full responsibility for performance of that aspect of the Services to which the Critical Problem relates until such time as the Critical Problem is resolved and the service is capable of being performed in accordance with the Service Level Standard; provided, however, that Third Party Providers shall not be granted access to the AddVantage System or its proprietary information; and

          (ii) For Critical Problems which are related to the AddVantage System, TRUSTCO shall have the right to procure such service from an alternate source for performance of that aspect of the service to which the Critical Problem relates until such time as the Critical Problem is resolved and the service is capable of being performed in accordance with the Service Level Standard.

          G.. In the event TRUSTCO designates a failure to achieve a Service Level as a Critical Problem and SWMS disagrees with such designation, SWMS shall provisionally treat the problem as a Critical Problem for the purposes of responding to and correcting the problem while the parties work to settle the disagreement. The Parties' Relationship Managers shall promptly meet in person or telephonically to attempt to resolve the dispute with respect to such designation. In the event the Relationship Managers cannot promptly resolve the dispute, the Parties will resolve the dispute in accordance with the procedures of Section
          17. In the event, it is determined that TRUSTCO improperly or erroneously designated the failure as a Critical Problem, then TRUSTCO shall pay to SWMS, as damages, the reasonable additional costs and expenses incurred by SWMS as a direct result of such accelerated and heightened response and remedial activities, all reasonable and documented costs and expenses incurred by SWMS in connection with such determination, together with liquidated damages in the amount of $10,000.00 per occurrence, the Parties acknowledging that the additional costs and expenses would not adequately and fully compensate SWMS for the impacts, delays, disruptions and inefficiencies caused by an improper or erroneous Critical Problem designation by TRUSTCO; provided however, that TRUSTCO shall be entitled to one erroneous Critical Problem designation each year of the Term with no liability for damages.

          H. Subject to the limitations set forth in Sections 16, SWMS agrees to defend, indemnify, and hold harmless TRUSTCO, its directors, officers and employees, from and against any liability, loss, damage, cost, or expense (including, without limitation, reasonable attorneys' fees as provided herein) resulting from a claim by a TRUSTCO Customer arising out of or based on a Critical Problem caused solely by SWMS's failure to perform the Services as agreed, or failure to achieve a Service Level with respect to Services. In the event TRUSTCO is entitled to indemnification under this Section 7, the indemnification procedures outlined in Section 15.3 (Indemnification Procedures) shall apply.

          I. Within 120 days after the Effective Date, the Parties shall mutually develop a list of criteria for monitoring and evaluating both Parties' performance under this Agreement (the "Report Card"). The Report Card is intended to provide an overall assessment of the Parties' performance based on major categories of Services ("Service Categories"), and shall not necessarily grade each service on a line by line basis. The Parties shall meet monthly for the first six months after the Effective Date, with at least the Relationship Managers in attendance, to discuss and complete the Report Card, cooperating in good faith in an effort to reach consensus, and noting points of disagreement, where applicable. Thereafter, the Parties shall meet quarterly to discuss and complete the Report Card for the prior quarter. The Report Card will be completed for the calendar quarters ending in March, June, September and December.

          J. In the event a Party receives a failing grade in a Service Category, the Parties will mutually discuss, including at a minimum the Relationship Managers, the steps to be taken to respond to and remedy the problem ("Equitable Response"). The Equitable Response may include modification to the Services (without materially reducing the Services or the Service Level), Additional Services, or a credit or other monetary payment to fairly compensate the non-failing party for the losses or damages resulting from the deficient Service Category. In the event the Relationship Managers are unable to agree on a grade or an Equitable Response, the Relationship Managers will escalate the dispute to the executive level of each Party, or higher if warranted under the circumstances.

          K. In the event the Parties' executives are unable to resolve the dispute and a Party has a failing grade (or the other Party asserts a Party has a failing grade) with respect to a Service Category for at least three (3) consecutive months, the deficiency shall be treated as a Critical Problem with respect to corrective action to be taken as set forth in Section 7.1 (C).

          L. Adjustment of Service Levels The Parties will meet to review the Base Service Levels annually. As a result of those meetings and as necessary from time to time during the Term, the Parties may by mutual agreement add to, delete or adjust the Base Service Levels. The reasons for those additions, deletions or adjustments may include new products, services or functionality; improved performance capabilities associated with advances in the technology and methods used to perform the Base Services; or changes in TRUSTCO's business or technology environment, such as the implementation of a major initiative that changes the nature of the Base Services. Where the Parties agree to make such an addition, deletion or adjustment, the Parties shall also agree on any adjustment in SWMS' charges appropriate and equitable to reflect changes in the costs to provide the Base Services in accordance with the new or adjusted Base Service Levels.

Additional Service Levels

          With respect to each Additional Services project, the Parties may agree on any services levels applicable to any such project ("Additional Service Levels") on a case by case basis and document such Additional Services Levels in the applicable Additional Services Task Order. With respect to any such Additional Service Levels, beginning on the date specified in the applicable Additional Services Task Order, SWMS will perform the Additional Services described in the applicable Additional Services Task Order in conformance with the Additional Service Levels set forth in such Additional Services Task Order. The impact, if any, of the Additional Services on the Base Service Levels shall, if reasonably feasible to identify in advance, be set forth in the Additional Service Task Order as described in
          Section 3.7, and the Services Levels shall be adjusted accordingly.

Responsibility for Achieving Service Levels

          SWMS will not be responsible for the Service Levels to the extent SWMS's and/or its Affiliates abilities to deliver the Services are adversely affected by (i) TRUSTCO's failure to materially perform its obligations under this Agreement or any applicable Additional Services Task Order; (ii) the negligence, wrongful acts or omissions of TRUSTCO or its third party vendors(including those third party vendors under the Third Party Contracts that are managed by SWMS); (iii) the failure of any of TRUSTCO's employees to adequately perform their tasks related to the Services; (iv) unreasonable, untimely, incomplete or inaccurate information from TRUSTCO to the extent such materially and adversely affects SWMS ability to deliver the Services; (v) TRUSTCO's material failure to make information, materials, software, facilities, hardware, Equipment or qualified personnel available to SWMS in the manner required by this Agreement; (vi) the material failure of any Equipment owned or leased by TRUSTCO to the extent such failure is not caused by SWMS; (vii) the failure, default or delay by any third party not affiliated with SMWS; (viii) Industry Change, or (ix) the occurrence of a Force Majeure Event as defined in Section 16.4. In the event of an Industry Change, SWMS shall not be responsible for the Service Levels directly affected by such change for a reasonable period of time to allow SWMS to adjust to the new industry demands.

Contract Management and Procedures
Relationship Managers

          Each Party (an "Appointing Party") will appoint an individual (a "Relationship Manager") who, from the Effective Date until replaced by the Appointing Party, will serve as that Appointing Party's representative under this Agreement. Each Relationship Manager will
          (i) have overall responsibility for managing and coordinating the performance of the Appointing Party's obligations under this Agreement, and (ii) be authorized to act for and on behalf of the Appointing Party concerning all matters relating to this Agreement. The Relationship Managers shall meet and confer in good faith to agree upon mutually acceptable procedures for meetings and reports with respect to the Parties' respective obligations hereunder. Neither Party will reassign its Relationship Manager, unless it provides at least 10 days prior written notice to the other Party. If a Party terminates the employment of or reassigns its Relationship Manager, it will appoint a new Relationship Manager with prior written notice to, the other Party.





  Reliance on Instructions

          A. In performing its obligations under this Agreement, SWMS will be entitled to rely upon any routine instructions, authorizations, approvals or other information provided to SWMS by (a) TRUSTCO's Relationship Manager, (b) any other TRUSTCO personnel identified by TRUSTCO's Relationship Manager or (c) except with respect to additional financial obligations on the part of TRUSTCO, any other TRUSTCO management personnel reasonably appearing to SWMS as having authority to provide the same on behalf of TRUSTCO. TRUSTCO shall provide a list of management personnel ("Management List") as of the Conversion Date and agrees to update the Management List from time to time as necessary and SWMS may rely on the Management List for the purposes of this Section 8.2. Unless SWMS knew of any lack of actual authority, error, incorrectness or inaccuracy in such instructions, authorizations, approvals or other information, SWMS will incur no liability or responsibility of any kind in relying on or complying with any such instructions or information. With respect to actions concerning or affecting cash, investment or other financial interests of TRUSTCO's Customers, SWMS shall rely exclusively upon TRUSTCO's instructions with respect to such matters, and SWMS shall not exercise discretion with respect to such matters.

          B. In performing its obligations under this Agreement, TRUSTCO will be entitled to rely upon any routine instructions, authorizations, approvals or other information provided to TRUSTCO by (a) SWMS's Relationship Manager, (b) any other SWMS personnel identified by SWMS's Relationship Manager or (c) except with respect to Additional Services or additional financial obligations on the part of SWMS, any other SWMS personnel reasonably appearing to TRUSTCO as having authority to provide the same on behalf of SWMS. Unless TRUSTCO knew of any lack of actual authority, error, incorrectness or inaccuracy in such instructions, authorizations, approvals or other information, TRUSTCO will incur no liability or responsibility of any kind in relying on or complying with any such instructions or information. Information, Approvals and Cooperation The Parties shall cooperate with each other by, among other things, making its management decisions, information, approvals and acceptances related to the Services, and the provision thereof, available to each other on a timely basis upon reasonable request, so that the Parties may accomplish their obligations and responsibilities under this Agreement and each Additional Services Task Order. Each Party's Relationship Manager, or his or her designee, will be the Party's principal point of contact for obtaining those decisions, information, approvals and acceptances.

Regulatory Access

          The records regarding TRUSTCO that are maintained and/or produced by SWMS under this Agreement will during normal business hours, upon reasonable notice to SWMS, or as otherwise required by law be available for examination and audit by any governmental agency or regulator that has jurisdiction over TRUSTCO's business. Each Party will notify the other promptly of any formal request by an authorized governmental agency or regulator to examine records regarding TRUSTCO that are maintained by SWMS. Upon TRUSTCO's written request, SWMS will provide any relevant information to those agencies and/or regulators and will subject itself to any required examination or regulation. The costs of ordinary and routine regulatory examinations and audits are included in the Base Services Charges. TRUSTCO will reimburse SWMS for the reasonable costs SWMS' incurs in connection with any extraordinary or non-routine regulatory examinations or audits by such regulators to the extent such extraordinary or non-routine regulatory examinations or audits are caused by TRUSTCO, its employees or Customers. SWMS will be excused from its obligation to meet the Service Levels during any such examination or audit to the extent such examination or audit precludes, interferes with or delays SWMS ability to perform the Services in accordance with such Service Levels.

Charges
Charges for Base Services

          TRUSTCO will pay to SWMS the conversion charges in accordance with the provisions of Schedule C and will pay the charges for the Base Services and expenses on a monthly basis, beginning with the month during which the Conversion Date occurs in the amounts set forth in Schedule C (the "Base Services Charges") for the Base Services. The Base Service Charges as subject to change in accordance with the provisions of Schedule C for any changes in the Base Services made pursuant to Section 3.6.

Charges for Additional Services

          For each month during the Term that SWMS provides Additional Services to TRUSTCO, TRUSTCO will pay SWMS all Additional Services Charges for such Additional Services at such rates set forth in the applicable Additional Services Task Order. To the extent Charges are based on an hourly rate, TRUSTCO shall pay the amount of $250 per hour for executives and $175 per hour for professionals during the first year of the Term. The hourly rates will adjust annually at each anniversary date of the Effective Date to an amount equal to the rate during the preceding year plus (a) the most recent Consumer Price Index (Employment Cost Index Compensation White Collar-ECICWIT) percentage adjustment, provided however, any one annual adjustment shall not exceed six (6) percent.

Expenses

          TRUSTCO will pay, or reimburse SWMS for (a) reasonable and documented expenses described or otherwise provided for in the Schedules, and (b) any extraordinary expenses with respect to providing the Services and/or which are the result of regulatory changes or Industry Changes; provided that any expenses which exceed five thousand dollars ($5,000) must have the prior written approval of TRUSTCO, which will not be unreasonably withheld. TRUSTCO will continue to be responsible for all postage (including overnight delivery service and courier charges) utilized by SWMS for TRUSTCO's wealth management customers.

Taxes

          The Parties' respective responsibilities for taxes arising under or in connection with this Agreement and each Additional Services Task Order are as follows:

          A.   Property Taxes

               Each Party is responsible for any personal property taxes on property it owns or leases, for franchise and privilege taxes on its business, and for taxes based on its net income.

          B.    Taxes on Services

               TRUSTCO shall be responsible for all federal, state or local taxes, however designated or levied, based on those charges, on this Agreement, on an Additional Services Task Order, or on the Services.

Invoicing and Payment
Invoicing

          Except as otherwise expressly provided in this Agreement or an Additional Services Task Order, SWMS will invoice TRUSTCO monthly in arrears for all amounts due under this Agreement. SWMS will invoice TRUSTCO for Base Services in accordance with the provisions of Schedule C (Base Services Charges). On or about the beginning of each month, SWMS will deliver to TRUSTCO an invoice for any Additional
          Services Charges for any Additional Services provided during the previous month calculated in accordance with the rates for Additional Services specified in the applicable Additional Services Task Orders. SWMS will compute periodic charges under this Agreement and each Additional Services Task Order on a calendar month basis and prorate those charges for any partial month.

Payment Due

          Subject to the other provisions of this Section 11 and unless otherwise agreed, TRUSTCO will pay invoices that SWMS submits under this Agreement and each Additional Services Task Order within thirty
          (30) days after receipt. Any amount not paid when due will thereafter bear interest paid at a rate equal to the lesser of (i) one percent (1%) per month or twelve percent (12%) per annum, pro-rated on the basis of a 365 day year, or (ii) the highest rate allowed by applicable law.

Audit of Charges

          On a least thirty (30) days advance written notice by TRUSTCO, SWMS will permit TRUSTCO or its independent auditors (who will not be competitors SWMS, other than TRUSTCO's reporting external auditors), at no additional expense to SWMS, to access SWMS' books and records at a mutually agreeable time and place to perform an annual audit to the extent necessary to verify SWMS' charges to TRUSTCO under this Agreement and any Additional Services Task Order. TRUSTCO will provide SWMS with a copy of the audit report resulting from each audit. As promptly as practicable after providing the audit report, the Parties will review it and work in good faith to agree on any adjustment of charges and any appropriate future adjustments to SWMS' charges or practices under, and necessary for compliance with, this Agreement and any Additional Services Task Order. If SWMS desires to limit the scope of TRUSTCO's audit in order to protect confidential or proprietary information of SWMS or any customer of SWMS, the audit will be conducted by an independent third party auditor mutually acceptable to SWMS and TRUSTCO, who will verify SWMS' charges to TRUSTCO for the relevant period without disclosing any confidential information to TRUSTCO. Any third party auditors shall execute a non-disclosure/confidentiality agreement provided by SWMS before being granted access to SWMS' facilities and records.

Safeguarding Of Data and Confidentiality
TRUSTCO Data

          As between TRUSTCO and SWMS, TRUSTCO owns and will continue to own all right, title and interest in and to all TRUSTCO Data. Upon the termination of the Termination Assistance Period or on any earlier date as TRUSTCO and SWMS mutually determine that SWMS will no longer need the TRUSTCO Data to render the Services, SWMS will either return TRUSTCO Data in its possession to TRUSTCO, or at TRUSTCO's election erase TRUSTCO Data from the data files maintained by SWMS. Except as provided herein, SWMS may not use TRUSTCO Data for any purpose except to provide the Services, nor may SWMS sell, assign, lease or otherwise dispose of or commercially exploit TRUSTCO Data or any part of thereof. Notwithstanding the foregoing, SWMS shall have the right to use aggregated non-customer identifiable TRUSTCO Data relating to
          TRUSTCO and its Customers ("Aggregated Data") for purposes of improving the Services or marketing SWMS' services to other customers or potential customers of SWMS. When used by SWMS for these purposes and not for purposes of providing the Services, Aggregated Data will not include information that discloses the name or physical street address of a TRUSTCO Customer, and will not link information regarding the TRUSTCO Customer to the identity of the Customer.

Records Retention

          SWMS shall retain TRUSTCO Data in accordance with the records retention provisions of the Record Retention Policy attached hereto as Schedule J; provided, however, that the Parties are in agreement that SWMS shall have the right to place reasonable limitations on the amount of historical data maintained on the system at any one time (currently two (2) years history), and that the delivery of electronic data in a standard format to TRUSTCO for cold storage purposes and the subsequent purging of history shall be deemed by the Parties to be in accordance with any Record Retention Policy adopted by the Parties. SWMS sole responsibility for data being purged from the system is to deliver the data to TRUSTCO in a standard format for TRUSTCO's use with its archival system. The parties recognize that additional history storage on the AddVantage system may be available for additional fees.

Privacy Laws and Regulations

          TRUSTCO shall be responsible for developing, preparing and providing all notices required by an act, law, rule or regulation, including without limitation the Gramm-Leach Bliley Act and its implementing regulations, pertaining to the collection, protection and sharing of information relating to TRUSTCO's Customers ("Privacy Policy"). TRUSTCO shall provide a copy of its current Privacy Policy to SWMS, and SWMS shall comply with TRUSTCO's reasonable Privacy Policy with respect to all TRUSTCO Data that comes into the possession or control of SWMS, or is otherwise handled or transmitted by SWMS. TRUSTCO shall promptly reimburse SWMS for all material expenses incurred in complying with the Privacy Policy. TRUSTCO shall provide SWMS with a minimum of thirty (30) days prior written notice of any material changes to the Privacy Policy.

Confidentiality

          C. The Receiving Party agrees that all Confidential Information provided under this Agreement or an Additional Services Task Order by the Disclosing Party will be treated as confidential, regardless of whether marked or described as Confidential Information, and all confidentiality notices on that Confidential Information will be retained.

          D. In avoiding unauthorized disclosure or use of the Disclosing Party's Confidential Information, the Receiving Party will use at least the same degree of care, but no less than a reasonable degree of care, as it employs concerning its own Confidential Information of similar importance.

          E. The Receiving Party may disclose Confidential Information only to its own officers, directors, and employees and to its consultants, subcontractors and advisors who reasonably need to know it. The Receiving Party will be responsible to the Disclosing Party for any violation of the provisions of this Section 12, by its officers, directors, employees, consultants, subcontractors or advisors. SWMS shall be permitted to provide access to Confidential Information to its Affiliates, and to any regulatory agency or other third party in connection with providing or as required to provide the Services, or as required by law or applicable regulation.

          F. The Receiving Party may not use the Disclosing Party's Confidential Information for any purpose not in furtherance of this Agreement, unless it obtains the Disclosing Party's prior written authorization.

          G. If the Receiving Party is requested to disclose any of the Disclosing Party's Confidential Information as part of an administrative or judicial proceeding, the Receiving Party will, to the extent permitted by applicable law, promptly notify the Disclosing Party of that request and cooperate with the Disclosing Party, at the Disclosing Party's expense, in seeking a protective order or similar confidential treatment for the Confidential Information. If no protective order or other confidential treatment is obtained, the
          Receiving Party will (i) disclose only that portion of the Confidential Information that is legally required to be disclosed based on the opinion of its counsel and (ii) use reasonable efforts to obtain reliable assurance that confidential treatment will be accorded the Confidential Information so disclosed.

          H. The Receiving Party agrees that in the event of a breach or threatened breach by the Disclosing Party, or any officer, director, consultant, subcontractor, advisor or employee of the Disclosing Party, of the provisions of this Section 12, the Disclosing Party will have no adequate remedy in money damages. Accordingly, each Party agrees that the other may seek, from any court of competent jurisdiction, injunctive and preliminary relief to remedy any actual or threatened unauthorized use or disclosure of the other party's Confidential Information.

Representations and Warranties
Authorization

          Each Party represents and warrants to the other that (i) it has the requisite corporate power and authority to enter into this Agreement and each Additional Services Task Order and to carry out the transactions contemplated by this Agreement and each Additional Services Task Order, including the giving or withholding of any approval, acceptance, consent, notice or other action required or permitted by this Agreement or that Additional Services Task Order, and (ii) the execution, delivery and performance of this Agreement and each Additional Services Task Order and the consummation of the transactions contemplated by this Agreement and each Additional Services Task Order have been and will be duly authorized by the requisite corporate action on the part of that Party.

Bank Regulatory Requirements

          During the Term, the Services provided under this Agreement by SWMS shall comply in all material respects with Bank Regulatory Requirements which apply to TRUSTCO including compliance with all reasonable policies adopted by TRUSTCO in order to meet the objectives of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information (12 CFR 570, Appendix B) SWMS will provide TRUSTCO with its current Security and Privacy overview which will be updated and supplemented from time to time and reports generated by SWMS pursuant to compliance with the service levels..

Covenant of Cooperation and Good Faith

          The Parties covenant to timely and diligently cooperate to effect the goals, objectives and purposes of this Agreement and to facilitate the performance of their respective duties and obligations under the Agreement in a commercially reasonably manner. Further, the Parties agree to deal and negotiate with each other in good faith in the execution and implementation of their duties and obligations under the Agreement. However, nothing in this Agreement shall be construed as creating a relationship in which SWMS is the fiduciary of TRUSTCO.

Noninfringement

          A. SWMS covenants, represents and warrants that SWMS and the SWMS Third Party Providers will perform their respective responsibilities under the Agreement in a manner that does not infringe, or constitute an infringement or misappropriation of, any patent, trade secret, copyright or other proprietary right of any third party. Notwithstanding this provision or any other provision in the Agreement, SWMS makes no warranty or representation with respect to any claims for such infringement or misappropriation by virtue of its compliance with such obligations herein to provide TRUSTCO access to, use of or benefits of any Third Party Contracts prior to receiving the necessary Required Consents. However, SWMS agrees to pay through to TRUSTCO the amounts recovered or received by SWMS from the TRUSTCO Third Party Providers with respect to damages sustained by TRUSTCO as a result of the Third Party's infringement.

          B. TRUSTCO covenants, represents and warrants that TRUSTCO and its Affiliates will perform their respective responsibilities under the Agreement in a manner that does not infringe, or constitute an infringement or misappropriation of, any patent, trade secret, copyright or other proprietary right of any third party. Notwithstanding this provision or any other provision in the Agreement, TRUSTCO makes no warranty or representation with respect to any claims for such infringement or misappropriation by virtue of its compliance with such obligations herein to provide SWMS access to, use of or benefits of any Third Party Contracts prior to receiving the necessary Required Consents. However, TRUSTCO agrees to pay through to SWMS the amounts recovered or received by TRUSTCO from the TRUSTCO Third Party Providers and/or Unaffiliated Third Party Providers with respect to damages sustained by SWMS as a result of the Third Party's infringement.

DISCLAIMER OF WARRANTIES
THE SERVICES AND THE SWMS THIRD PARTY SOFTWARE ARE PROVIDED "AS-IS" AND "AS AVAILABLE," WITHOUT REPRESENTATIONS OR WARRANTIES OF ANY KIND, ORAL OR WRITTEN. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, NEITHER PARTY MAKES AND EACH PARTY DISCLAIMS ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, ARISING FROM COURSE OF DEALING, COURSE OF PERFORMANCE, USAGE OF TRADE, QUALITY OF INFORMATION, QUIET ENJOYMENT OR OTHERWISE, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, QUALITY OF INFORMATION, QUIET ENJOYMENT, AND TITLE/NON-INFRINGEMENT, OR THAT THE SERVICES OR DATA PROCESSED OR PROVIDED BY SWMS WILL BE ERROR-FREE INTERRUPTION-FREE. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, SWMS SHALL HAVE NO LIABILITY WITH RESPECT TO ANY THIRD PARTY DATA AND SERVICES OR THIRD PARTY PRODUCTS. EXCEPT TO THE EXTENT THAT SWMS' IS ENTITLED TO ASSERT DEFENSES UNDER ANY PROVISIONS OF THE AGREEMENT OTHER THAN THIS SECTION 13.5, THIS DISCLAIMER AS SET FORTH ABOVE CANNOT BE INTERPOSED AS A DEFENSE TO SWMS' OBLIGATION TO PROVIDE THE SERVICES IN ACCORDANCE WITH THE BASE SERVICE LEVELS AS PROVIDED IN SCHEDULE B TO THIS AGREEMENT.


Insurance

     During the Term, SWMS will be covered by the following insurance:

Worker's Compensation Insurance, including occupational illness or disease coverage, or other similar social insurance in accordance with the laws of the country, state, or territory exercising jurisdiction over the employee and Employer's Liability Insurance with coverage limits of $1,000,000 per accident and a policy limit of $1,000,000.
Commercial General Liability Insurance, including Products, Completed Operations, and Personal Injury Liability, Contractual Liability and Broad Form Property Damage Liability covering bodily injury and property damage with coverage limits of $1,000,000 per occurrence and $2,000,000 general aggregate. Errors and Omissions coverage with coverage limits of $10,000,000 per wrongful act and an aggregate of $10,000,000.
Employee Dishonesty Insurance (Crime Policy) for loss arising out of or in connection with fraudulent or dishonest acts committed by SWMS' employees, acting alone or in collusion with others, including loss of money, securities and other property of others in SWMS' care, custody or control with coverage limits of $15,000,000 per loss with an aggregate of $15,000,000..

Indemnification
Personal Injury and Property Damage

       I. By SWMS

          SWMS shall, subject to the provisions of Section 16, at its expense, defend TRUSTCO from and against any third-party claims brought against TRUSTCO relating to personal injury (including death) or loss or damage to tangible property (other than data or information) to the extent such personal injury or damage to tangible property is the result of the negligence or wrongful misconduct of SWMS, its employees, Affiliates, agents, representatives and SWMS Third Party Providers. In addition, SWMS shall pay any judgments finally awarded by a court of competent jurisdiction to such third parties against TRUSTCO based on such claims after SWMS has presented its defenses (or after SWMS elected not to defend such claims), and any settlements to which SWMS agrees in writing (or to which TRUSTCO agreed after SWMS elected not to defend such claims).

          By TRUSTCO

          TRUSTCO shall, at its expense, defend SWMS from and against any third-party claims brought against SWMS relating to personal injury (including death) or loss or damage to tangible property (other than data or information) to the extent such personal injury or damage to tangible property is the result of the negligence or wrongful misconduct of TRUSTCO, its employees, Affiliates, agents, representatives, TRUSTCO Third Party Providers, and Unaffiliated Third Party Providers. In addition, TRUSTCO shall pay any judgments finally awarded by a court of competent jurisdiction to such third parties against SWMS based on such claims after TRUSTCO has presented its defenses (or after TRUSTCO elected not to defend such claims) and any settlements to which TRUSTCO agrees in writing (or to which SWMS agreed after TRUSTCO elected not to defend such claims).

Intellectual Property Indemnity

       J. By SWMS

          SWMS shall, at its expense, and pursuant to the other terms, conditions and procedures of this Section 15, indemnify and defend TRUSTCO from and against any third-party claims brought against TRUSTCO alleging that TRUSTCO's use, in accordance with the terms of this Agreement, of the SWMS Third Party Software (but only to the extent such software is licensed to SWMS by an entity majority owned or directly controlled by SunGard Data Systems Inc. or any of its subsidiaries) the SWMS Intellectual Property infringes a third person's copyright, trade secret or United States patent enforceable in the United States. In addition, in the event a third party asserts a claim against TRUSTCO relating to any other SWMS Third Party Software, SWMS will reasonably cooperate with TRUSTCO with respect to assigning or otherwise passing through to TRUSTCO any infringement warranties or indemnification rights available to SWMS from vendors of SWMS Third Party Software. SWMS shall pay any judgments finally awarded by a court of competent jurisdiction to such third parties against TRUSTCO based on such claims after SWMS has presented its defenses (or after SWMS elected not to defend such claims) and any settlements to which SWMS agrees in writing (or to which TRUSTCO agreed after SWMS elected not to defend such claims).

     Mitigation

          Upon receiving notice of an infringement claim, the indemnifying party may, in its sole discretion, (i) modify the allegedly infringing item to be non-infringing without materially impairing its functionality,
          (ii) replace the allegedly infringing item with a non-infringing item of substantially equivalent functionality, or (iii) obtain for the indemnified party the right to continue to use the item in accordance with the terms of this Agreement.

     Exclusions

          Notwithstanding the other provisions of this Section 15.2 and except as expressly provided otherwise, the indemnifying party shall have no liability to the indemnified party for any claim of infringement to the extent that such claim is based on modifications or enhancements to the applicable software or equipment created by the indemnified party, or the misuse or use of the applicable software or equipment by the indemnified party in a manner not intended by the indemnifying party.

Indemnification Procedures

          With respect to any third party claims for which either Party is entitled to indemnification under this Section 15 (an "Indemnified Claim"), the following procedures will apply:

K.       Notice

          After any entity entitled to indemnification under this Section receives notice of the commencement or threatened commencement of any civil, criminal, administrative, or investigative action or proceeding involving an Indemnified Claim for which the indemnified party will seek indemnification under this Section, the indemnified party will promptly notify the indemnifying party of that claim in writing. Such notice shall describe any matters with respect to the Indemnified Claim of which the indemnified party has knowledge. However, failing to notify an indemnifying party of an Indemnified Claim will not relieve the indemnifying party of its obligations under this Agreement except to the extent the indemnifying party is prejudiced thereby. The indemnified party will give the indemnifying party full opportunity to control the response to the Indemnified Claim and the defense thereof, including, without limitation, any agreement relating to the settlement thereof; provided, however, the indemnified party may participate, at its own expense, in any defense and any settlement directly or through counsel of its choice. As soon as reasonably practicable after receiving written notice of the claim, the indemnifying party will notify the indemnified party in writing as to whether the indemnifying party elects to assume control of the defense and settlement of that claim. If the indemnifying party elects not to defend, the indemnified party will have the right to defend or settle the claim as it may deem appropriate, at the cost and expense of the indemnifying party, which will promptly reimburse the indemnified party for such costs, expenses and settlement amounts.

L.       Subrogation

          If an indemnifying party is obligated to indemnify an indemnified party under this Section, then, upon paying that indemnity in full, the indemnifying party will be subrogated to all rights of the indemnified party concerning the claims to which the indemnification relates.

Liability
LIMITATION AS TO TYPES OF DAMAGES

          NOTHWITHSTANDING ANY OTHER PROVISION IN THIS AGREEMENT, WITH RESPECT TO ALL CLAIMS ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT (INCLUDING WITHOUT LIMITATION CLAIMS FOR BREACH OF AN OBLIGATION TO PROVIDE INDEMNIFICATION), THE MEASURE OF DAMAGES PAYABLE BY EITHER PARTY WILL NOT INCLUDE, AND NEITHER PARTY'S LIABILITY WILL INCLUDE, ANY AMOUNTS FOR INDIRECT, INCIDENTAL, RELIANCE, SPECIAL, CONSEQUENTIAL OR PUNITIVE DAMAGES (INCLUDING LOST REVENUE, LOST PROFIT, LOSS OF DATA, OR BUSINESS INTERRUPTION LOSSES) OF ANY PARTY, INCLUDING THIRD PARTIES, WHETHER IN TORT OR CONTRACT, AND WHETHER OR NOT SUCH DAMAGES ARE FORESEEN OR UNFORESEEN. THE LIMITATIONS IN THIS SECTION SHALL NOT APPLY TO DAMAGES ARISING OUT OF (A) A PARTY'S BREACH OF A CONFIDENTIALITY OBLIGATION UNDER THIS AGREEMENT, (B) TRUSTCO'S BREACH OF THE LIMITATIONS ON USE OF THE SWMS INTELLECTUAL PROPERTY OR THE SERVICES, OR (C) A CLAIM UNDER SECTION 15.2 (Intellectual Property Indemnity).

DOLLAR LIMITATION

          NOTHWITHSTANDING ANY OTHER PROVISION IN THIS AGREEMENT, SWMS's LIABILITY TO TRUSTCO FOR ANY CLAIM UNDER OR RELATING TO THIS AGREEMENT, OR RELATING IN ANY WAY TO THE SERVICES, WHETHER BREACH OF CONTRACT OR TORT, WILL NOT EXCEED, IN THE AGGREGATE, AN AMOUNT EQUAL TO THE AMOUNT PAID BY THE CUSTOMER TO SWMS UNDER THIS AGREEMENT FOR THE TWO (2) YEAR PERIOD PRIOR TO THE MOST RECENT CAUSE OF ACTION.

Statute of Limitations

          A Party may not assert against the other any cause of action arising under this Agreement or any Additional Services Task Order that accrued more than three (3) years before that Party filed a suit alleging that cause of action.

Force Majeure
M.       Force Majeure Event

          Neither Party is or will be liable for any default or delay in the performance of its obligations under this Agreement or any Additional Services Task Order (excluding payment obligations hereunder or thereunder) if and to the extent a Force Majeure Event occurs. For purposes of this Agreement, a "Force Majeure Event" occurs if and to the extent: (i) the default or delay is caused, directly or indirectly, by fire, flood, earthquake, natural disasters, elements of nature or acts of God; riots, civil disorders, terrorist acts, rebellions or revolutions in any country; delay or failure in communications or electronic data transmission as a result of excessive or extraordinary traffic caused by extraordinary market occurrences or circumstances; acts or omissions of third parties not subcontractors of the defaulting party or suppliers; or any other cause beyond the reasonable control of that Party; (ii) the non-performing Party is without fault in causing that default or delay; and (iii) the non-performing Party cannot reasonably circumvent the default or delay through the use of alternate sources, workaround plans or other means (including, with respect to SWMS, by SWMS meeting any express obligations it may have for performing disaster recovery services as part of the Services; provided however, SWMS shall be relieved from performing disaster recovery services to the extent SWMS is prevented or hindered by performing such services as a result of or during the occurrence a Force Majeure Event).

N.       Excused from Performance

          If and for so long as a Force Majeure Event occurs, the non-performing Party is excused from further performing or observing the obligation(s) affected, provided the Party continues to use commercially reasonable efforts to recommence performance. Any Party delayed in its performance under those circumstances will promptly notify the Party to whom performance is due and describe at a reasonable level of detail the circumstances causing the delay.

     16.5 ....SunGard Business Systems Guarantee

     SunGard guarantees, subject to the provisions of Section 16, (i) the timely payment of all liabilities, damages, indemnities and other amounts owed by SWMS to TRUSTCO under this Agreement and shall assume full responsibility for payment of such amounts in the event that SWMS is unable or refuses to pay such amounts after SWMS liability therefore has clearly been established and is not in dispute and (ii) performance of all of SWMS obligations under this Agreement if SWMS fails to fulfill any such obligations. With respect to all claims asserted by TRUSTCO against SunGard, SunGard shall be entitled to raise and assert all defenses and contract limitations under this Agreement that would otherwise be available to SWMS and SunGard's liabilities shall not extend beyond the limits of this Agreement.



Dispute Resolution
Review of Performance

     The Relationship Managers will meet as often as mutually agreed to review performance under this Agreement and each Additional Services Task Order. If any dispute between the Parties arises out of or in connection with this Agreement or any Additional Services Task Order the procedures in this
     Section 17 shall be implemented.

Dispute Escalation

     In the event of any dispute, controversy or claim of any kind or nature arising under or in connection with this Agreement or any Additional
     Services Task Order (including disputes as to the creation, validity, interpretation, breach or termination of this Agreement or any Additional Services Task Order) which cannot be resolved by the Relationship Managers (a "Dispute"), then upon the written request of either Party, each of the Parties will appoint a designated senior business executive (other than the Parties' designated Relationship Managers) whose task it will be to meet for the purpose of endeavoring to resolve the Dispute. The designated executives will meet as often as the Parties reasonably deem necessary in order to gather and furnish to the other all information with respect to the matter in issue which the Parties believe to be appropriate and germane in connection with its resolution. Such executives will discuss the Dispute and will negotiate in good faith in an effort to resolve the Dispute without the necessity of any formal proceeding relating thereto. The specific format for such discussions will be left to the discretion of the designated executives but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other Party. No formal proceedings for the resolution of the Dispute may be commenced until the earlier to occur of (a) a mutual good faith conclusion by the designated executives that amicable resolution through continued negotiation of the matter in issue does not appear likely or (b) the 30th day after the initial request to negotiate the Dispute.

Contract Enforcement

     The Parties agree that any dispute, controversy, claim or disagreement between or among either of the Parties to this Agreement that the Parties are unable to resolve through the informal discussions or negotiations pursuant to Section 17.2 may be submitted in order to settle such unresolved dispute upon the completion of the dispute resolution process to a court of competent jurisdiction in either Pennsylvania or New York. The Parties stipulate that the submission of disputes to the dispute resolution process as provided in Section 17.2 shall be a condition precedent to any suit, action or proceeding instituted in any court or before any administrative tribunal with respect to such dispute.

Continued Performance

     Unless this Agreement or the applicable Additional Services Task Order has been terminated in accordance with the provisions of Section 18, SWMS will continue to provide the Services during any dispute resolution proceedings, provided TRUSTCO continues to make payment for those Services as provided in this Agreement.

Termination
Termination for Cause

     If either party materially defaults in performing any of its duties or obligations (except for payment obligations) under this Agreement or under an Additional Services Task Order, and fails to substantially cure that default within 60 days after receiving written notice specifying the default (or, concerning any default that cannot reasonably be cured within that 60 day period but is curable, if the defaulting party fails to proceed within that 60 day period to commence curing the default and thereafter to proceed with all due diligence to substantially cure it, and to substantially cure it within 120 days after the giving of that written notice), then the non-defaulting party may, by giving written notice of the default to the defaulting party, terminate the Additional Services Task Order that was breached and, where applicable due to material breach with respect to Base Services, this Agreement, as of a date specified in the notice of termination, which date will be no later than one year after the date on which the terminating Party's right to terminate arose. If the default is incapable of being cured, then the 60 day cure period shall not apply, and notice of termination may be given directly by the party not in default. A Party's right to give a termination notice under this Section 18 will expire once the default is substantially cured.

Termination for Non-Payment

     If TRUSTCO defaults in the payment when due of any material amount under this Agreement or an Additional Services Task Order, other than amounts in dispute pursuant to Section 17 so long as any disputed amount for which payment is not made is attributable to specific Services that TRUSTCO reasonably contends have not been performed in accordance with this Agreement, and does not cure the default within 15 days after receiving written notice of the default, then SWMS may, by giving written notice of the default to TRUSTCO, terminate this Agreement as of a date specified in the notice of termination, which date will be no later than one year after the date on which SWMS' right to terminate arose. SWMS right to give a termination notice under this Section will expire once TRUSTCO is current in its payment obligations hereunder, including any applicable interest payments.

Termination for Insolvency

     If a Party (the "Insolvent Party") becomes or is declared insolvent or bankrupt; is the subject of any proceedings relating to its liquidation, insolvency or for the appointment of a receiver or similar officer for it (which, in the case of involuntary proceedings, remains pending without dismissal for at least 60 days); makes an assignment for the benefit of substantially all of its creditors; or enters into an agreement for the composition, extension, or readjustment of substantially all of its obligations, then the other Party may, by giving written notice to the Insolvent Party, terminate this Agreement and each Additional Services Task Order as of a date specified in the notice of termination. However, neither this Agreement nor any Additional Services Task Order may be terminated under this Section 18 once the Insolvent Party ceases to be insolvent or be the subject of a proceeding relating to its liquidation, insolvency or the appointment of a receiver. ANY RIGHT OF ACCESS TO AND EMPLOYMENT OF THE SYSTEMS CONTEMPLATED BY THIS AGREEMENT, SHALL BE DEEMED AN EXECUTORY CONTRACT UNDER SECTION 365(n) OF TITLE 11 TO THE U.S. BANKRUPTCY CODE AND SHALL REMAIN IN FULL AND FORCE AND EFFECT UPON THE TRUSTCO'S ELECTION AND TRUSTCO'S SUBSTANTIAL PERFORMANCE HEREUNDER, NOTWITHSTANDING ANY BANKRUPTCY OR INSOLVENCY OF THE OWNER.

Termination for Convenience

     TRUSTCO may terminate this Agreement without cause at any time after the second anniversary the Conversion Date upon written notice to SWMS, and such termination shall be effective as of the date specified in such termination notice but in no event less than ninety (90) days after the date of such termination notice. In the event of any termination by TRUSTCO in accordance herewith prior to the Conversion Date, the Conversion Charge provided for in Section 2 of Schedule C shall be considered by the Parties to represent liquidated damages which shall be retained by SWMS to partially compensate it for early termination of the Agreement and such liquidated damages shall be in addition to TRUSTCO's obligation to pay any other fees and expenses that are owed by TRUSTCO for Services provided up to the effective date of termination. In the event of any termination by TRUSTCO in accordance herewith on or after the Conversion Date, TRUSTCO shall pay a termination fee equal to the following (based on the prevailing rates for Treasury securities with a maturity comparable to the unexpired term of the contract, as of the first business day of the month in which termination is effective and as published in The Wall Street Journal) on the effective date of termination of the minimum monthly payments that would be due during the unexpired portion of the Term in accordance with
     Section 3(d) of Schedule C: During the Initial Term of the Agreement-100% of the net present value of the monthly payments due during the remaining unexpired term of the Agreement; and During any renewal term an amount to be determined by the parties at the time the renewal fees are negotiated.



         18.5 Termination Assistance and Rights upon Termination or Expiration

     Upon receiving any notice of termination by TRUSTCO, or upon expiration of the Term, SWMS will, for a period of up to 12 (twelve) months (plus an additional 30 days if the 12 month period ends on or between December 15 and December 31) after the termination or expiration of the Term
     ("Termination Assistance Period"), provide to TRUSTCO the termination assistance reasonably requested to allow the Services provided under this Agreement to continue, and to facilitate the orderly transfer of responsibility for performance of the Services to TRUSTCO or to a third party designated by TRUSTCO ("Termination Assistance Services"); provided that TRUSTCO pays SWMS for the resources used by SWMS to provide such Termination Assistance Services on a time and materials basis at rates equal to SWMS' then-current reasonable commercial rates for those resources charged to similarly situated customers. Additionally, TRUSTCO shall continue to pay all Charges as provided by this Agreement during the Termination Assistance Period. SWMS shall be relieved from complying with Service Levels for Services that TRUSTCO discontinues obtaining from SWMS (the "Transitioned Out Services") and to the extent the Service Levels for the remaining Services are adversely impacted by the Transitioned Out Services or third parties providing the Transitioned Out Services. If termination of this Agreement is a result of a breach of any part of this Agreement or any Additional Services Task Order by TRUSTCO, then (i) TRUSTCO will pay SWMS in advance for such Termination Assistance Services, and (ii) SWMS will invoice TRUSTCO each month in advance in an amount equal to SWMS' reasonable estimate of the total amount payable to SWMS for such Termination Assistance Services for that month, adjusted as necessary, to reconcile the estimated and actual charges for Termination Assistance Services provided during the prior month. All such advance payments will be payable on the first day of each month during the Termination Assistance Period, provided the first month's payment will be paid on the first day of the Termination Assistance Period if that day does not fall the first day of the month. For any termination or expiration of this Agreement other than as a result of a breach of any part of this Agreement or any Additional Services Task Order by TRUSTCO, SWMS will invoice TRUSTCO at the beginning of each month in arrears in an amount equal to the total charges payable to SWMS for any Termination Assistance Services provided during the previous month. The Termination Assistance Services to be provided will include without limitation the following:

     A. Transition Out Plan Developing, together with TRUSTCO, a plan for the orderly transition of the performance of the Services from SWMS to TRUSTCO or to a third party designated by TRUSTCO.

     B. Training Providing reasonable formal training for personnel of TRUSTCO in the performance of the Services then being transitioned to TRUSTCO; provided SWMS shall not be obligated to provide training or disclose information concerning the workings or methodology of any proprietary software or systems.

     C. Equipment Providing TRUSTCO the right to (i) assume any leases for Equipment leased by SWMS that is then dedicated to providing Services for TRUSTCO under this Agreement, if and to the extent SWMS has the necessary rights to allow the assumption of the leases, and (ii) purchase from SWMS any Equipment owned by SWMS that is then dedicated to providing Services for TRUSTCO under this Agreement. If TRUSTCO exercises its right under item
     (ii), it will pay to SWMS an amount equal to the fair market value of the applicable Equipment. SWMS will also provide all users manuals and other documentation in its possession that relates to that Equipment. TRUSTCO will assume responsibility under any third party software license fees or maintenance agreements for that Equipment to the extent those responsibilities relate to periods after the date of termination or expiration of this Agreement.

     D. Third Party Services Assigning, at TRUSTCO's request and expense, to TRUSTCO or its designee, any third party services then being used by SWMS solely in performing the Services pursuant to this Agreement; and, assisting TRUSTCO in obtaining, at TRUSTCO's expense, any necessary rights to any third party services then being utilized by SWMS in performing the Services and in the performance of services for any other SWMS Customer. SWMS will be entitled to retain the right to use any of those third party services in connection with the performance of services for any other SWMS customer.

     E. SWMS Third Party Software Assisting TRUSTCO in obtaining, at TRUSTCO's expense, any necessary licenses to any SWMS Third Party Software then being utilized by SWMS in performing the Services. SWMS will be entitled to retain the right to continue to license and use any of the SWMS Third Party Software in connection with the performance of services for any other SWMS customer.

     F. Developed Software

     Provided that TRUSTCO is not in breach of this Agreement, granting to TRUSTCO during the Termination Assistance Period a non-transferable, non-exclusive, fully paid up, royalty free right to access and employ any Developed Software (including all related documentation) and Other Intellectual Property that SWMS used as of the termination of the Agreement for providing the Services to TRUSTCO. The Developed Software that are the subject of the rights granted under this subsection are collectively referred to as the "Transition SWMS Materials". The licenses to access and use the Transition SWMS Materials will be subject to the following:

     1. Except with the prior written consent of SWMS, the Transition SWMS Materials will not be accessed, operated, directly or indirectly, (i) by persons other than employees of TRUSTCO, or (ii) on equipment that is not under the control of TRUSTCO.

     2. The Transition SWMS Materials may only be accessed or used for continued use of the Services (or replacement or transitioned services) during the transition. TRUSTCO (i) will keep the Transition SWMS Materials confidential, (ii) will not at any time allow the Transition SWMS Materials, or any of the various components of them or any modifications to them, to be disclosed to or accessed by third parties, sold, assigned, leased or commercially exploited or marketed in any way, with or without charge, by TRUSTCO or its employees or agents and, (iii) except to the extent necessary for normal operation of the Transition SWMS Materials as permitted in this Agreement, will not permit the Licensed SWMS Materials to be accessed, copied or reproduced, in whole or in part, by any person at any time.

     3. TRUSTCO acknowledges and agrees that the Transition SWMS Materials are SWMS' and its licensors' valuable property, that violation in any material respect of any provision of this Section would cause SWMS irreparable injury for which it would have no adequate remedy at law, and, in addition to any and all other remedies or rights SWMS may have at law or in equity, SWMS will be entitled to preliminary and other injunctive relief against a violation of that nature.

Miscellaneous
Notices

     All notices, requests, demands and other communications to be given or delivered under or by reason of the provisions of this Agreement or any Additional Services Task Order for the enforcement of the Agreement provisions will be in writing and will be deemed given (i) on the date sent, when sent by facsimile or delivered personally, (ii) on the next business day when sent by overnight Federal Express, Express Mail or similar service and (iii) on the third business day after being mailed when mailed by certified first class mail, return receipt requested, to each Party at the following address (or to such other address as that Party may have specified by notice given to the other pursuant to this provision):

     If to SWMS:

     SunGard Wealth Management Services, LLC
     8300 East Thorn Drive, Suite 100
     Wichita, Kansas  67226
     Attention: President

     With a copy to:

     SunGard Data Systems Inc.
     1285 Drummers Lane
     Wayne, Pennsylvania 19087
     Attention: General Counsel


     Trustco Bank
     3 Sarnowski Drive
     Glenville, N.Y.  12302
     Attention: Kevin Curley

     With a copy to:

     Trustco Bank
     5 Sarnowski Drive
     Glenville, N.Y. 12305
     Attention: President  & CEO
Notwithstanding the notice provisions above, the directions and instructions delivered by the Parties in the context of facilitating the day to day operations outsourcing functions by SWMS for TRUSTCO pursuant to this Agreement or any Additional Services Task Order may be delivered in writing, through e-mail or through Quickflow forms or other AddVantage methodologies without having to adhere to the formal notice provisions above.

Binding Nature and Assignment

          This Agreement and each Additional Services Task Order is binding on the Parties and their respective successors and assigns. Either party may assign its right to receive payments under this Agreement and each Additional Services Task Order by providing written notice of that assignment to the other Party, and SWMS shall be permitted to assign this Agreement in the event of a restructuring that does not material impact its (or the assignee's) ability to provide the Services. In addition, either Party may assign all of its rights and obligations under this Agreement and all Additional Services Task Orders to any acquirer of all, or substantially all, of that Party's assets, provided that such transfer may not (a) increase the scope of the Services, (b) decrease the Charges, fees or other compensation paid or to be paid to SWMS, or (c) increase the scope of any other obligations of the non-assigning Party. Except as otherwise provided in this Section, neither Party will, nor has the power to, assign this Agreement nor any Additional Services Task Order without the other Party's prior written consent, which consent shall not be unreasonably withheld.

Severability

          Whenever possible, each provision, or any portion of each provision, of this Agreement and each Additional Services Task Order will be interpreted in such a manner as to be effective and valid under applicable law, but if any provision, or any portion of any provision, of this Agreement or an Additional Services Task Order is held to be prohibited by or invalid under applicable law, that provision, or portion of that provision, will be deemed restated to reflect the original intentions of the Parties as nearly as possible in accordance with applicable law, and, if capable of substantial performance, the remaining provisions of this Agreement will be enforced as if this Agreement and that Additional Services Task Order was entered into without the invalid provision.

Counterparts

          This Agreement and each Additional Services Task Order may be executed in one or more counterparts, all of which taken together will constitute one and the same instrument.

Relationship of Parties

          A. SWMS SHALL NOT OWE A FIDUCIARY OBLIGATION TO, AND SHALL NOT BE DEEMED A FIDUCIARY OF, TRUSTCO OR TRUSTCO'S CUSTOMERS, SWMS SHALL NOT PROVIDE, AND SHALL NOT BE REQUIRED OR OBLIGATED TO PROVIDE LEGAL, TAX OR INVESTMENT ADVICE (EXCEPT WITH RESPECT TO MAINTAINING THE INVESTMENT NETWORK) TO TRUSTCO OR ITS CUSTOMERS.
          B. Except as expressly provided, SWMS does not undertake by this Agreement or any Additional Services Task Order or otherwise to perform any of TRUSTCO's obligations, whether regulatory or contractual, or to assume any responsibility for any of TRUSTCO's business or operations. SWMS shall not owe a fiduciary obligation to, and shall not be deemed a fiduciary of, TRUSTCO or TRUSTCO's customers. SWMS has the sole right and obligation to supervise, manage, contract, direct, procure, perform or cause to be performed, all work to be performed by SWMS under this Agreement and each Additional Services Task Order. TRUSTCO acknowledges and agrees that, except as otherwise provided by Section (Non-competition), or this Agreement or any Additional Services Task Order, SWMS may perform information technology services, including services similar to those performed for TRUSTCO under this Agreement and any Additional Services Task Order, for any third party and at any SWMS Facility that SWMS may use to provide the Services.

Further Assurances

          The Parties agree to execute and deliver such other letters, instruments and documents as either Party reasonably requests to in order to permit SWMS to provide the Services, and for TRUSTCO to access and use the Services. Neither Party's execution, delivery, or performance of this Agreement or any Additional Services Task Order will constitute a violation of any judgment, order, or decree; a material default under any material contract by which it or any of its material assets are bound; or an event that would, with notice or lapse of time, or both, constitute such a default.

Non-competition

          Except as expressly provided herein, during the Term and continuing until and for so long as TRUSTCO is receiving Base Services from SWMS, and for a period of two (2) years thereafter, TRUSTCO shall not, directly or indirectly, offer or become a shareholder, member, partner or otherwise have an ownership in any entity offering wealth management operation services in competition with SWMS; provided, however, that this provision shall not apply if TRUSTCO acquires or is acquired by an organization that in the aggregate (and without regard to the revenues of any individual business unit) received less than thirty-five percent (35%) of its revenues from wealth management operations outsourcing services at the time of the acquisition. Notwithstanding the foregoing, nothing contained in this Agreement or any Additional Services Task Order, or any other document shall prohibit TRUSTCO, its parent, subsidiaries or affiliates, from providing trust services to TRUSTCO, its parent, subsidiaries or affiliates.

Third Party Beneficiaries

          This Agreement does not, and neither Party intends that this Agreement will, confer any legal rights on any third party, including TRUSTCO Customers, or to be enforceable in any part by a third party. Media Releases other than references by SWMS to TRUSTCO in its promotional, marketing and related materials, all media releases, public announcements and public disclosures by either Party relating to this Agreement or its subject matter shall be subject to the other Party's review and approval prior to release. This restriction does not apply
          (i) to any announcement  intended solely for internal  distribution or
          (ii) any disclosure required by law. This Agreement does not confer and neither Party will have any right to use the other Party's trademarks, service marks or logos without the other Party's prior written consent.

Modification and Waiver

          Only a written instrument duly executed by or on behalf of each Party may modify this Agreement or any Additional Services Task Order. No delay or omission by either Party to exercise any right or power under this Agreement or any Additional Services Task Order will impair that modification right or power, nor be construed to be a waiver of it. If either Party waives any of the other Party's obligations under this Agreement or any Additional Services Task Order, or waives any breach of this Agreement or any Additional Services Task Order, that waiver will not be construed to be a waiver of any succeeding breach nor of any other obligation under this Agreement or any Additional Services Task Order.

Entire Agreement

          This Agreement and each Additional Services Task Order, including the Schedules referred to in this Agreement and that Additional Services Task Order and attached to it, each of which is incorporated in this Agreement for all purposes, constitutes the entire agreement between the Parties concerning the subject matter of this Agreement and that Additional Services Task Order, and supercedes all prior agreements or understanding with respect to the subject matter of this Agreement (except of obligations expressly provided for surviving termination of the Letter of Intent signed by the Parties in contemplation of this Agreement). There are no (and neither party has relied on in executing this Agreement any) representations, understandings or agreements, written or oral, relative to this Agreement that are not fully expressed in this Agreement or an Additional Services Task Order.

Governing Law

          The laws of the State of New York (other than the choice of law rules) will govern all questions concerning the construction, validity, enforceability and interpretation of this Agreement and each Additional Services Task Order and the performance of the obligations imposed by this Agreement and each Additional Services Task Order.

Attorney's Fees

          Should either party to this Agreement institute any action or proceeding (excluding mediation proceedings) to enforce this Agreement or any provision hereof, or for damages by reason of any alleged breach of this Agreement, otherwise arising under this Agreement, or for a declaration of rights hereunder, the prevailing party in any such action or proceeding shall be entitled to receive from the other party all costs and expenses, including, without limitation, reasonable attorney's fees, incurred by the prevailing party in such action or proceeding, including appellate proceedings.

IN WITNESS WHEREOF, SWMS and TRUSTCO have each caused this Agreement to be signed and delivered by its duly authorized representative, all as of the Effective Date.

SunGard Wealth Management Services, LLC            Trustco Bank

By:    ______________________________              By:________________________

Title:  ______________________________             Title:_____________________

                 SCHEDULES TO MASTER SERVICES AGREEMENT BETWEEN
           SUNGARD WEALTH MANAGEMENT SERVICES AND TRUSTCO CORPORATION

                                LIST OF SCHEDULES
A.       Base Services

B.       Base Service Levels

C.       Base Services Charges

D.       TRUSTCO Proprietary Software

E.       TRUSTCO Third Party Software

F.       SWMS Third Party Software

G.       Third Party Contracts

H.       Disaster Recovery Plan

I.       Workplan

J.       Records Retention

K.       TRUSTCO Specified Responsibilities

L.       SWMS Third Party Providers

M.       Unaffiliated Third Party Providers







[See separate document for Schedules]

                                   SCHEDULE A
                                  BASE SERVICES

The Base Services shall include the following summarized services which are more completely described in the Base Service Level Standards Schedule (B):

I.       Conversion Services.

          Upon execution of this Agreement and subject to the terms and conditions of this Agreement, SWMS and TRUSTCO will jointly work without delay to convert TRUSTCO's Wealth management Assets to the SunGard AddVantage system and SWMS outsourcing solution by the targeted date noted below or such later date as mutually agreed by the parties. The conversion services shall include the following:
          o Conversion Plan: Within a reasonable period of time after the Effective Date, SWMS and TRUSTCO will jointly formulate a conversion plan that identifies specific responsibilities of SWMS and TRUSTCO and a schedule for completion of such responsibilities (the "Conversion Plan").
          o Data Conversion: Conversion of the current TRUSTCO wealth management accounts from the Series 7 system to the SunGard AddVantage System in accordance with the Conversion Plan which will include the following services:

               o SWMS shall provide the necessary Programming to convert the TRUSTCO assets from their current system.

               o TRUSTCO and/or its current Third Party Provider shall be responsible for extracting appropriate data from their current System in order to populate the AddVantage files as follows:

                         o        Account Master
                         o        Interested Party Master
                         o        Interested Party Sub-master
                         o        Master Account related Central accounts
                         o        Holdings/Tax/Cash Lots

                         o Non-standard conversion programs that have been done by SWMS for clients when appropriate data files could be obtained:

                         o        Trade Date/Accrual Statement Accruals
                         o        Pricing Overlay
                         o Upload of data for loading post conversion income

     o Implementation Support


          The SWMS Conversion will result in the conversion of all reasonably necessary data contained in the final Conversion Plan which will enable the TRUSTCO wealth management accounts that are to be converted to be processed on the SunGard AddVantage system. SWMS shall be responsible for using the developed Conversion Programming to convert the TRUSTCO data files extracted from their current system to the format required by the AddVantage System. Historical data will not be converted from TRUSTCO's previous system. SWMS will maintain historical data going forward from the date of conversion. As noted in the Agreement two years of history will be maintained on the system. Older data will be purged on a scheduled basis and delivered to TRUSTCO in a standard format for use by TRUSTCO on their archival system. TRUSTCO and SWMS will jointly be responsible for identifying any data conversion errors created in the data extracted from the Series 7 system and the conversion to the AddVantage System. TRUSTCO will be responsible for correcting all errors which are caused by the data extract and SWMS will be responsible for correcting all errors created by the conversion programming which do not result from the data extract provided by TRUSTCO.

     o Data Conversion Schedule:The conversion of TRUSTCO data from their current system to the SunGard AddVantage System will be targeted for completion by SWMS by August 1, 2004 subject to: i) the determination of the feasibility of successfully completing the conversion on that date based on the results of due diligence completed on TRUSTCO's current wealth management system provider by SWMS; ii) that the necessary communication lines can be installed on a timely basis; and iii) SWMS receives reasonable cooperation and necessary and good data (including accounts and assets which are reconciled with all custodians) from both TRUSTCO and their current wealth management system provider on a timely basis and in accordance with the conversion plan jointly adopted by SWMS and TRUSTCO.

     o The conversion will be delayed if the test conversion and processing controls raise significant concerns which in SWMS or TRUSTCO's opinion would make a conversion by unwise.

     o Establish Network Connectivity: SWMS shall provide connectivity from TRUSTCO to the AddVantage system through the installation of necessary communication and back up lines. The connectivity provided will be the amount determined by SWMS and its Affiliates necessary to support the services, but TRUSTCO may request communication line enhancements at an additional charge to TRUSTCO. The ongoing monthly connectivity and line management charges for the communication lines will be TRUSTCO's responsibility.

     o TRUSTCO System Operations: During the period prior to the Conversion Date, TRUSTCO will be responsible for continuing to operate its current wealth management systems and for providing the appropriate and reasonable resources to assist SWMS with the orderly conversion of the TRUSTCO Data to the AddVantage system.

     o Training: SWMS shall provide initial training prior to the Conversion Date and as jointly deemed necessary for a period of up to 30 days after the Conversion Date to the TRUSTCO staff and trainers on the use of the AddVantage system in accordance with the Conversion Plan. (The training will be performed both on site at TRUSTCO and at SWMS training facilities.) The training will be reasonably sufficient to enable TRUSTCO to access and use the Base Services.

     o Post-Conversion On-Site Support: SWMS shall provide on site support for a period of two weeks after conversion or such longer period as may be necessary in SWMS's opinion to correct any conversion issues.

     o Workflow Consulting Services: SWMS shall provide sample work flow forms and procedures and TRUSTCO a minimum of 120 person days of consulting services for the purposes of: (a) recommending workflow procedures and Quickflow forms to be adopted by TRUSTCO for utilization in processing of the wealth management assets after the Conversion Date; (b) helping create workflow forms; and (c) assisting TRUSTCO with implementation of workflow procedures and Quickflow forms.

     o SQL Report Writing: SWMS will provide training to TRUSTCO on SQL to enable TRUSTCO to create reports which are not available as standard reports on AddVantage. In addition in the one year period after conversion, SWMS will, for the Base Charges, provide up to twenty (20) hours of SQL report writing support for TRUSTCO.

II.      Wealth Management Operations Services.

     o Wealth Management operations Services are provided on an outsourcing basis and all services are provided pursuant to the direction of TRUSTCO.

1        Securities Processing (Including)

          o Security registration and data maintenance -
          o Receipt and Delivery of Assets-
          o Security custody services (through a third party custodian)-
          o Security Trade Settlement-
          o Security Pricing (through a third party pricing service)- o Security Reconciliation-
          o Security Research (subject to availability of archival records)-
          o Income & Maturity Processing-
          o Capital Changes (through a third party provider)-
          o Special Securities Pricing (Securities which cannot be priced through an automated third party pricing system will be provided through Third Party Provider such as SparData and are subject to additional fees)-
          o Special Securities Research (Research for securities which cannot be priced through an automated third party pricing system will be provided through Third Party Provider such as SparData and are subject to additional fees)-
          o System Generated Report Data for Escheatment of idle funds-
          o Third Party Manager liaison (outside manager follow up)-
          o Special Asset Processing for loans, notes and liabilities- o Asset Pledge Processing-
          o Securities Set-Up and Maintenance

TRUSTCO shall be responsible for directing trades for mutual funds and money market funds through QuickFlow and for placing trades on its marketable securities, either through QuickFlow forms to the network or with TRUSTCO's local brokerage firms.

2        Accounting-

          o Cash receipt and disbursement-
          o Cash Transfer-
          o Fee calculation and invoicing (system generated)
          o Cash reconcilement-
          o Manual balancing (transactions in and out)
          o Cash Management (Sweep)-
          o ACH Processing (in and out) o Pension payments-
          o System Generated Tax Reporting for 1099R and 5498
          o System Generated Financial management reports-
          o Common Trust Fund Processing-
          o Wire Processing(through access to custodian's or TRUSTCO's wire system)-
          o Accrual calculations-
          o  Amortization,   accretion,   original  issue  discount-  o  Account
          terminations (pursuant to TRUSTCO instructions)-
          o Master Trust rollup reporting -
          o Short Term Investment Fund accounting-


3        Customer Reporting

          o SWMS shall provide standard SWMS customer statement formats via the AddVantage system from which to select.

4.       Technological Components Included in Base System

          o AddVantage Asset Management System (with the functionality offered through SWMS and all standard updates)
          o AddVantage Query
          o Accrual and Trade Date Reporting
          o ACH Interface
          o As of Date Reporting o Available Funds
          o DTC/Custody Interfaces
          o Funds and Equities Trade Uploads
          o Fee Receivables
          o Investment Scorecard Interface
          o Master Maintenance Change and Control
          o AddVantage Modeling-
          o Mortgage-Backed Securities and CMO Processing
          o Multi-Institutional and Branch Processing
          o On Demand Valuation o Pension Payment System
          o Security Movement and Control
          o Short Term Investment Fund
          o Statement Builder
          o Investment & Cash Modeling
          o Trade Order Entry


III.     Tax and Other Services

          o 1099R, 5498, 1099 Misc. Issuance utilizing the current AddVantage system capabilities-
          o A data extract will be provided via an interface to either Trust Tax Services of America or Fast Tax for preparation of all other 1099 and tax reporting. TRUSTCO will be responsible for entering into a contract with either Trust Tax Services of America or Fast Tax for preparation of 1099's and other tax services.
          o Estimated Tax payments file upload based on payments generated from TTSOA or FastTax.

IV.      Other Services

          o Automated Proxy Solicitation-(provided through a third party provider, currently ADP). Currently the third party provider does not charge for these services. Should that change in the future these third party proxy solicitation expenses would be the responsibility of TRUSTCO.
          o Schedule D Insurance Reporting (subject to additional fees)-
          o Toll free Help Desks for operations and system issues-
          o Securities Lending (subject to additional fees)-
          o SAS 70 for SWMS -

                                   SCHEDULE B
                          BASE SERVICE LEVEL STANDARDS

In delivering its outsourcing services, SWMS will seek to deliver each Base Service Level Standard listed below in accordance with the Minimum Service Level. SWMS will attempt to handle transactions that occur after agreed upon cut off times on a best efforts basis, but will only be responsible for meeting the standards established by the Minimum Service Levels.

        ---------------------------- ------------------------- ------------------------- -----------------------
        Service Level                Description               Exceptions                Minimum Service Level
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
               B-1                   SWMS shall safely         Assets not eligible for   100% Compliance with
       Security Safekeeping          maintain all eligible     nominee registration      the  standard measured over
                                     assets in the nominee     including all assets      a calendar quarter
                                     name currently used by    held in TRUSTCO's vault
                                     the custodian in order to
                                     efficiently effectuate the
                                     transfer of securities.
                                     Physical assets received for
                                     transfer on behalf of TRUSTCO
                                     will be safely maintained
                                     in a secure vault subject to
                                     dual control until such time as
                                     said assets can be delivered to
                                     third party custody providers.
                                     Physical asset transfer will be
                                     initiated within three (3) business
                                     days of receipt.

        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-2              Security receipts and     If TRUSTCO exits a line   99% Compliance with
            Securities Movement      deliveries will be        of business or a          the  standard
                                     communicated to SWMS      substantial               measured over a
                                     via Quickflow forms and   relationship is           calendar quarter
                                     will be posted to an      transitioning in or out
                                     account by the end of     of TRUSTCO, the
                                     the business day, if      relationship managers
                                     received by 4:00 PM       will establish a
                                     Eastern Time if the       mutually agreeable
                                     asset was received or     service level and an
                                     delivered by the          appropriate conversion
                                     depository.  If           plan.
                                     received after 4:00 PM
                                     Eastern Time they will be
                                     posted the next business day,
                                     if received by the depository.
                                     Securities which are not received
                                     or delivered on a timely basis create
                                     an out of balance occurrence if they are
                                     not resolved within forty-eight hours.
                                     In the event of an occurrence notice will
                                     be given of the resolution process.

        ---------------------------- ------------------------- ------------------------- -----------------------



        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-3              Equity and fixed income   Trades for which          99% Compliance
         Security trade settlement   trades which are          TRUSTCO has not           with the  standard
                                     initiated by TRUSTCO      provided SWMS with        measured over a
                                     will be settled on the    proper notification and   calendar quarter
                                     contractual settlement    direction.
                                     date unless the assets
                                     are subject to a
                                     specific standard in this Schedule B.
                                     Failed trade occurrences will be reported
                                     to the designated TRUSTCO personnel on the
                                     following business day by viewing a failed
                                     trade report via the system.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-4              A) Trades for             If TRUSTCO decides to     A) 100% by the 5th
          Common/Collective Fund     Common/collective fund    close or liquidate a      business day of the
                  Trades             which are valued on a     fund, a service level     month.
                                     monthly, quarterly or     agreement would need to   B) 100% by the next
                                     annual basis will be      be established by the     business day
                                     posted by the 5th         relationship managers.    C) 100% by the 15th
                                     business day of the       If TRUSTCO utilizes non   calendar day
                                     month                     standard investment
                                     B) Trades for             products (i.e. Hedge
                                     Common/collective fund    Funds) or outside
                                     which are valued on a     managers to manage all
                                     daily  basis will be      or part of the
                                     posted by the end of      Common/collective
                                     the next business day     funds, then the service
                                     C) Trades for Unitized    level standard will be
                                     Pools which are valued    subject to adjustment.
                                     on a monthly, quarterly
                                     or annual basis will be
                                     posted by the 15th
                                     calendar day of the
                                     month.

        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-5              Institutional mutual      First time trades into    100% on settlement
          STN Mutual Fund Trades     fund trades will be       a new fund or a new       date.
                                     posted on settlement      dividend payment option.
                                     date.
                                     Trades must be received
                                     by SWMS via Quickflow
                                     forms by 2:30 PM
                                     Eastern Time.
        ---------------------------- ------------------------- ------------------------- -----------------------



        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-6              Trades for mutual         First time trades into    100% on day of
        NON-STN Mutual Fund Trades   funds, which cannot be    a new fund or a new       receipt of statement,
                                     traded through STN or     dividend payment option   wire or check.
                                     where the customer        or funds which require
                                     requires a registration   delivery of physical
                                     other than in nominee     information by mail or
                                     form will be posted on    overnight delivery
                                     receipt of funds or
                                     statement.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-7              Manual trade requests     Requested trades in       100% within one day
        Manual Trades for Changing   to shut off or change     excess of 100 accounts    of receipt
          Automatic Sweep Models     sweep models will be      per day require 72
                                     executed within one day   hours prior notice.
                                     of receipt.  If SWMS
                                     receives trade request
                                     one hour prior to fund
                                     cut off, it will be
                                     processed on the same
                                     day;  if not, then
                                     trade will be processed
                                     the next day.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-8              Automated sweep           Sweep vehicles that are   100% compliance with
              Automatic Sweep        investments of            not approved by SWMS      the standard
                                     un-invested cash and      will be processed on a
                                     sales to raise cash       'best efforts' basis.
                                     will be executed by       Accounts not properly
                                     SWMS on a daily basis,    coded.
                                     based on established
                                     cutoff times, in
                                     temporary money market
                                     vehicles, as chosen by
                                     TRUSTCO.
                                     Trade settlement amounts must be received
                                     by SWMS one hour before published fund cut
                                     off times.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                    B-9              Manual mutual fund        Money market fund         100% compliance with
         Manual Money Market Fund    trades will be made by    vehicles that are not     the standard
                  Trades             SWMS on a daily basis,    approved by SWMS will
                                     based on established      be processed on a 'best
                                     cutoffs,  in temporary    efforts' basis.
                                     money market vehicles,    Accounts not properly
                                     as chosen by TRUSTCO      coded.
                                     Trade settlement
                                     amounts must be
                                     received one hour
                                     before published fund
                                     cut off times.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                   B-10              Maturities will be        Securities that are       100% posted on
             Maturity Postings       processed on maturity     pledged for which         maturity date
                                     date for all items that   release of collateral
                                     are held at a             has not been provided.
                                     depository.               Securities for which
                                                               the custodian does not
                                                               pay the maturity on
                                                               settlement date.
        ---------------------------- ------------------------- ------------------------- -----------------------



        ---------------------------- ------------------------- ------------------------- -----------------------
                   B-11              Securities not held at                              100% posted on
         Maturity Posting for Non    a depository will be                                receipt of funds.
             Depository Assets       posted upon receipt.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                   B-12              A) Stock splits will be   Out of balance            A) 99% on ex-date
            Stock Splits/Stock       posted on ex-date.        conditions, shares held   B) 99% on payable date
                 Dividends            B) Stock dividends       in the name of TRUSTCO
                                     will be posted on         or their customer.
                                     payable date.
        ---------------------------- ------------------------- ------------------------- -----------------------

        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-13              Within two business     Any capital change          100% within 2
              Capital Change         days of receipt of      announcement for            business days
               Notifications         capital change          which notification
                                     announcements by        was not received from
                                     electronic              the third party
                                     notification or by      service providers or
                                     mail or delivery        agents or for which
                                     service, SWMS shall     TRUSTCO does not
                                     notify TRUSTCO which    provide direction or
                                     will include a          criteria
                                     summary of the offer
                                     and the due date for
                                     written response to
                                     the offer.
                                     TRUSTCO will provide SWMS with directions
                                     and criteria for handling the capital
                                     change which will be handled in accordance
                                     with TRUSTCO's internal policies. TRUSTCO
                                     will notify SWMS of their decision by the
                                     deadline utilizing Quickflow form.

        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-14              Mandatory and           Complex corporate       100% according to the
         Corporate Actions Posting   voluntary corporate     actions that require    time of receipt
                                     actions will be         allocation of cost
                                     posted on the day       basis to multiple new
                                     funds are receive if    issues.
                                     received by 1:00PM
                                     Eastern Time; if funds
                                     are received after 1:00 PM ET, then they
                                     will be posted on the next business day.
        ---------------------------- ----------------------- ----------------------- -----------------------


        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-15              A) Security movements                           A) 100% Compliance
             Security Movement       will be reconciled by                           with the standard
              Reconciliation         the end of the
                                     business day. Any out                           B) 100% Compliance
                                     of balance occurrence                           within 3 business days
                                     will be reported to
                                     the designated                                  C) 100% Compliance
                                     TRUSTCO personnel on                            with the standard
                                     the following
                                     business day. An
                                     occurrence is defined
                                     as an out of balance
                                     condition, which
                                     cannot be resolved
                                     within 48 hours.
                                     B) In the event of such an occurrence,
                                     TRUSTCO will be notified as to the
                                     resolution of the exception or the steps
                                     being taken to resolve the occurrence. C)
                                     SWMS shall provide a semi-annual position
                                     reconciliation report for all assets held
                                     for TRUSTCO in the nominee name. Findings
                                     will be published 15 days after the end of
                                     the reporting period.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-16              Stock, bond, mutual     If TRUSTCO exits a      100% within 1
              Re-Registration        fund, CD and physical   line of business or a   business day of
                                     item re-registrations   substantial             receipt.
                                     will be initiated       relationship is
                                     upon receipt of the     transitioning in or
                                     appropriate             out of TRUSTCO, the
                                     documentation if        relationship managers
                                     received by 1:00PM      will establish a
                                     Eastern Time.           mutually agreeable
                                                             service level and
                                                             appropriate
                                                             conversion plan.
        ---------------------------- ----------------------- ----------------------- -----------------------


        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-17              Securities will be      Special assets, which       100% Compliance with
            Securities Pricing       priced on a daily       cannot be priced by         the standard
                                     basis utilizing a       normal industry pricing
                                     third party service     services, will be priced
                                     provider per the        on a predetermined
                                     attached Exhibit A-1.   frequency from TRUSTCO
                                                             utilizing
                                                             specialized pricing
                                                             services.
                                                             Common/Collective
                                                             funds will be
                                                             priced daily,
                                                             monthly, quarterly,
                                                             or annually in
                                                             accordance with the
                                                             fund provisions.
                                                             Manually priced
                                                             assets will be
                                                             updated when
                                                             valuations are
                                                             provided in
                                                             accordance with
                                                             standard B-19.
                                                             Assets which cannot
                                                             be priced due to
                                                             the data not being
                                                             available or the
                                                             failure of a Third
                                                             Party Provider,
                                                             other than a
                                                             SunGard affiliate.
                                                             SWMS will run a
                                                             price variance
                                                             report off the
                                                             AddVantage system
                                                             every business day
                                                             based on the lowest
                                                             reasonable
                                                             tolerance level of
                                                             any of our
                                                             outsourcing
                                                             customers
                                                             (currently 10%).
                                                             Prices for
                                                             securities that
                                                             show up on the
                                                             variance report
                                                             will be cross
                                                             checked against the
                                                             prices provided by
                                                             Bloomberg. If any
                                                             variance cannot be
                                                             resolved through
                                                             the cross check
                                                             against Bloomberg
                                                             and the pricing
                                                             vendor, TRUSTCO
                                                             will be notified on
                                                             the same business
                                                             day.

        ---------------------------- ----------------------- -------------------------- -----------------------


       ---------------------------- ----------------------- -----------------------     -----------------------
                   B-18              Assets will be priced                             99% Compliant with
           Special Asset Pricing     in accordance with                                   the standard
                                     the frequency code on                              measured over a
                                     the AddVantage                                      calendar year
                                     system.
                                     For assets that
                                     cannot be priced
                                     utilizing the
                                     standard pricing
                                     services SWMS will
                                     notify TRUSTCO of the
                                     need for a non
                                     standard price.
                                      TRUSTCO is responsible for providing the
                                     non standard prices which can be provided
                                     by TRUSTCO or through utilization of
                                     outside pricing services as follows: Thinly
                                     traded securities, can be handled either by
                                     TRUSTCO or an approved outside provider and
                                     the pricing will be accomplished through a
                                     call in process or data feed. TRUSTCO will
                                     be responsible for the costs of any third
                                     party fee data provider other than the
                                     standard pricing service offered by SWMS.
                                     Real estate can be valued on an annual
                                     basis utilizing a specialized pricing
                                     service approved by TRUSTCO and the costs
                                     of such real estate pricing (currently
                                     $500.00 per asset) will be in addition to
                                     the base service fees. Prices will be
                                     entered within 1 business day of receipt of
                                     the special valuation from the specialized
                                     pricing service. TRUSTCO may request that
                                     an asset be valued utilizing a specialized
                                     pricing service at any time and the costs
                                     of such valuation will be in addition to
                                     the base service fee
        ---------------------------- ----------------------- ----------------------- -----------------------



        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-19              Manual pricing          Requests that are         100% compliance with
          Manual Pricing Updates     updates received from   submitted without the     the standard
                                     the appropriate         proper documentations
                                     TRUSTCO personnel via   or approvals
                                     Quickflow will be
                                     entered on the date
                                     received, if received by
                                     4:00PM Eastern
                                     Time.
        ---------------------------- ----------------------- ----------------------- -----------------------

        ---------------------------- ------------------------- ------------------------- -----------------------
                   B-20              A)  Common/collective     If TRUSTCO decides to     A) 98% within  the
          Common/Collective Fund     fund valuation and        close or liquidate a      first five business
                Valuations           income calculation will   fund, a service level     day of the month
                                     be performed within the   agreement would need to   following a valuation
                                     first five business day   be established by the     period
                                     of the month following    relationship managers     B) 98% within the 15
                                     a valuation period.       and an appropriate        calendar days.
                                     B) Valuations for         conversion plan.
                                     Unitized Pools which      If TRUSTCO utilizes non
                                     are valued on a           standard investment
                                     monthly, quarterly or     products (i.e. Hedge
                                     annual basis will be      Funds) or outside
                                     available by the 15th     managers to manage all
                                     calendar day of the       or part of the
                                     month                     Common/collective
                                                               funds, then the service
                                                               level standard will be
                                                               subject to adjustment.
        ---------------------------- ------------------------- ------------------------- -----------------------
        ---------------------------- ------------------------- ------------------------- -----------------------
                   B-21              Research concerning       Research   will  not  be    98% Compliance with
              Asset Research         asset history beginning   provided  for assets for    the  standard
                                     on the date of the        periods   prior  to  the    measured over a
                     .               conversion of the         date  the  assets   were    calendar quarter
                                     assets will be provided   converted.  Research  is
                                     upon request from         defined  as   retrieving
                                     current and archival      information  that is not
                                     records                   currently      available
                                     SWMS will acknowledge a   through  the  use of the
                                     request within one        wealth        management
                                     business day and          accounting        system
                                     provide a specific date   provided    by   SunGard
                                     to provide TRUSTCO with   Data Systems Inc.
                                     the research. A
                                     research request will
                                     be resolved within
                                     thirty business days
                                     unless otherwise
                                     mutually agreed upon by
                                     SWMS and TRUSTCO.

        ---------------------------- ------------------------- ------------------------- -----------------------




        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-22              Research concerning     Research   will   not  be     SWMS will acknowledge
          Archived Asset Research    archived asset          provided  for  assets for     a request within one
                                     history will be         periods   prior   to  the     business day and will
                     .               provided upon request   date  of  this  Agreement     provide to TRUSTCO an
                                     from current and        and for  assets for which     estimated date for
                                     archival records        no  information   exists.     the completed research.
                                                             Research is defined
                                                             as retrieving
                                                             information
                                                             research by a Third
                                                             that is not
                                                             currently Party
                                                             Provider is
                                                             available through
                                                             the needed, TRUSTCO
                                                             will use of the
                                                             wealth be notified
                                                             that this
                                                             management
                                                             accounting request
                                                             has been system
                                                             provided by
                                                             submitted to the
                                                             SunGard Asset
                                                             Management Third
                                                             Party Provider
                                                             Systems. TRUSTCO
                                                             will and timing of
                                                             the provide
                                                             assistance on a
                                                             reply is subject to
                                                             mutually agreeable
                                                             time the current
                                                             terms and frame
                                                             where the
                                                             conditions of the
                                                             information only
                                                             resides Third Party
                                                             Provider. on the
                                                             TRUSTCO's optical
                                                             retrieval system.

        ---------------------------- ----------------------- -------------------------- -----------------------
        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-23              SWMS shall receive      Funds received after         100% compliance with
         Receipts & Disbursements    and disburse funds on   4:00 PM Eastern Time         the standard
                                     a daily basis at the    will not be posted until
                                     direction of            the next business day.
                                     appropriate TRUSTCO
                                     personnel via           Funds will only be
                                     Quickflow forms, so     distributed if TRUSTCO
                                     long as received by     has provided directions
                                     4:00 PM Eastern Time    in an agreed upon format.
                                     otherwise will be
                                     posted the next         Funds will only be
                                     business day.           accepted if SWMS has
                                                             been provided with
                                                             information by
                                                             TRUSTCO via
                                                             Quickflow form(s)
                                                             to post the funds
                                                             being received to
                                                             the appropriate
                                                             wealth management
                                                             account

        ---------------------------- ----------------------- -------------------------- -----------------------



        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-24              SWMS will utilize a     If TRUSTCO does not        100% on the next
          Demand Deposit Account     demand deposit          provide their portion of   business day
                  Control            account on behalf of    the data within the
                                     TRUSTCO for             required processing time
                                     processing TRUSTCO's    frames to complete the
                                     wealth management       reconciliation.
                                     transactions.   The     The reconcilement report
                                     account will be         may contain outstanding
                                     TRUSTCO's, and will     items to be cleared or
                                     be maintained with      reconciled.
                                     the custodian, but
                                     SWMS will be provided
                                     with on-line direct
                                     access to the demand
                                     deposit account.
                                     SWMS will balance the demand deposit
                                     account and provide the previous business
                                     day's reconcilement to TRUSTCO on the
                                     following business day.
        ---------------------------- ----------------------- -------------------------- -----------------------
        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-25              Cash and processing      None                       99% cleared within 2
         Cash & System Exceptions    exceptions will be                                  business days of
                                     cleared within 2                                    reconcilement
                                     business days of the
                                     reconcilement date.
        ---------------------------- ----------------------- -------------------------- -----------------------
        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-26              Stop payments           More than 25 check         100% within 24 hours
               Stop Payments         requests will be        requests received for      of receipt
                                     processed on the        one wealth management
                                     business day the        account.
                                     request is received
                                     if the request is
                                     received by 3:00PM Eastern Time; otherwise,
                                     the stop payment will be processed on the
                                     next business day.
        ---------------------------- ----------------------- -------------------------- -----------------------
        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-27              Check reconciliations   Provided the bank          99% compliance with
           Check Reconciliation      will be provided        checking account has       the standard
                                     within 3 business       automated
                                     days  provided SWMS     reconciliations and SWMS
                                     has access to an        has access.
                                     automated
                                     reconciliation system
        ---------------------------- ----------------------- -------------------------- -----------------------
        ---------------------------- ----------------------- -------------------------- -----------------------
                   B-28              Income will be posted   Income that is received    100% compliance with
             Income Collection       on the date it is       after the time that the    standard measured
                                     received by the end     wealth management books    over a calendar
                                     of that business day,   are closed for the day     quarter
                                     if received by 3:00     and income that cannot
                                     PM Eastern Time,        be readily tied to a
                                     except for income       wealth management
                                     which is subject to a   account.  In the event
                                     separate service        there is such an
                                     level pursuant to       occurrence, that cannot
                                     this Schedule.          be resolved within
                                                             forty-eight hours,
                                                             TRUSTCO will be notified
                                                             as to the exception and
                                                             a timeframe for
                                                             resolution.

        ---------------------------- ----------------------- -------------------------- -----------------------



        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-29              Cash dividends will be       Dividends which can      99.5% on payable date
         Cash Dividend Collection    posted on payable date for   not be posted due to     measured over a
                                     issues held at a             actions or inactions     calendar quarter
                                     depository.                  of third parties.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-30              CD interest on TRUSTCO       Interest which can not   99.5% on  the date
          CD Interest Collection     certificates will be         be posted due to         that funds are
                                     posted on the date that      actions or inactions     received measured
                                     funds are received.          of third parties.        over a calendar
                                                                                           quarter
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-31              A) Income on                 If TRUSTCO decides to    A) 98% by the 5th
          Common/Collective Fund     collective/common funds      close or liquidate a     business day of the
              Income Posting         will be posted by the 5th    fund, a service level    month after a
                                     business day of the month    agreement would need     valuation period
                                     after a valuation period     to be established by     B) 98% by the 15
                                     B) Income for Unitized       the relationship         calendar day of the
                                     Pools which are valued on    managers.                month
                                     a monthly, quarterly or      If TRUSTCO utilizes
                                     annual basis will be         non standard
                                     posted by the 15th           investment products
                                     calendar day of the month    (i.e. Hedge Funds) or
                                                                  outside
                                                                  managers to
                                                                  manage all or
                                                                  part of the
                                                                  Common/collective
                                                                  funds, then
                                                                  the service
                                                                  level standard
                                                                  will be
                                                                  subject to
                                                                  adjustment.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-32              STN mutual fund dividends    If announcements of      99.5% on payable date
          STN Mutual Funds Income    will be posted no later      dividends are not        + 1 business day
                Collection           than payable date +1         received.
                                     business day.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-33              Interest on money market     Corrections to the       100% on first
         Money Market Funds Income   instruments will be posted   factors that are         business day of the
                  Posting            by payable date on the       received after the       month measured over a
                                     first business day of the    last business day of     calendar quarter
                                     month, even if not           the month.
                                     received.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-34              Interest or dividend         Payments that are        100% on date of
        Interest/Dividend received   payments received by check   received for assets      receipt +1 business
                 by Check            will be processed no later   that are not             day
                                     than 1 day after receipt.    established in an
                                                                  account on the
                                                                  wealth
                                                                  management
                                                                  accounting
                                                                  system for
                                                                  which the
                                                                  proper
                                                                  documentation
                                                                  has not been
                                                                  provided to
                                                                  process the
                                                                  payment.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-35              Liability adjustments will   Liability adjustments      100% on date of
           Liability Adjustments     be processed no later than   that are received for      receipt + 1 business
                                     1 business day after         the first time without     day
                                     receipt                      the proper documentation.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-36              Limited partnership             None                     99.5% on payable date
            Limited Partnership      payments will be posted no                               + 1business day
                 Payments            later than payable date + 1 business day
                                     for issues held at a depository.
        ---------------------------- ---------------------------- ------------------------ -----------------------



        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-37              Loan payments will be        Payments that are        100% on date of
               Loan Payments         processed within 1           received for assets      receipt +1 business
                                     business day of receipt.     that are not             day
                                                                  established in an
                                                                  account on the wealth
                                                                  management accounting
                                                                  system for which the
                                                                  proper documentation
                                                                  has not been provided
                                                                  to process the payment.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-38              Promissory note payments,    Payments that are        99% on date of
          Miscellaneous Receipts     rent payments, other         received for the first   receipt +1 business
                                     assets, annuity payments,    time that have been      day
                                     Social Security payments,    sent to the income
                                     royalty payments and other   processing unit
                                     miscellaneous receipts       without the proper
                                     will be processed no         documentation.
                                     later than 1 business day
                                     after receipt.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-39              A) Non-STN eligible mutual   A) None                  A) 99.5% on date of
            Non-STN Mutual Fund      fund dividends will be       B) Fund distributor      receipt
                 Receipts            posted upon receipt of       and/or TRUSTCO fails     B) 99.5% on Payable
                                     statement/check/wire.        to notify SWMS in        date
                                     B) Providing that SWMS is    writing prior to
                                     in receipt of funds,         payable date
                                     Dividends on TRUSTCO
                                     Proprietary Mutual Funds
                                     will be posted on payable
                                     date
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-40              Providing that SWMS is in    Any securities that      99% on payable date
         US Government Income and    receipt of funds, U S        are not held at a
               Debt Payments         Government, corporate,       depository due to
                                     municipal debt  income and   client or TRUSTCO
                                     other debt payments will     requirements.
                                     be posted on payable date.   Any security for which
                                                                  a factor is not
                                                                  available on payable
                                                                  date.  Payments will
                                                                  be posted upon receipt
                                                                  of the factors.
        ---------------------------- ---------------------------- ------------------------ -----------------------
        ---------------------------- ---------------------------- ------------------------ -----------------------
                   B-41              Domestic outgoing wires      Requests that are        99% compliance with
          Domestic Outgoing Wires    received by the cutoff       submitted without the    the standard
                                     times established by SWMS    proper forms or
                                     will be initiated and        approvals.
                                     verified within 90 minutes
                                     of receipt if received by
                                     SWMS by 3:30 PM Eastern
                                     Time.
                                     Cutoff Times are preliminary and are
                                     subject to change based on the custodian
                                     and TRUSTCO utilized.
        ---------------------------- ---------------------------- ------------------------ -----------------------



        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-42              Incoming wires          Requests that are           99% compliance with
              Incoming Wires         received by the SWMS    submitted without the       the standard
                                     established cut off     proper forms or
                                     times (currently 5 PM   approvals.
                                     Eastern Time) will be   Wires received after
                                     identified and          the SWMS established
                                     credited to the         cutoff times will be
                                     appropriate             handled on a best
                                     account/unit on the     efforts basis.
                                     same business day.
                                     Incoming wires
                                     received after the
                                     SWMS established cut
                                     off times will be
                                     credited on the
                                     following business
                                     day.
                                     Cutoff Times are preliminary and are
                                     subject to change based on the custodian
                                     and TRUSTCO utilized.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-43              SWMS will provide fee   Fee calculations and       99% Compliance with
            Fee Calculation and      computation data for    invoices will not be       the  standard
                 Invoicing           TRUSTCO and will        provided for accounts
                                     provide a monthly fee   for which fee
                                     calculations and        schedules have not
                                     invoices to TRUSTCO.    been provided or for
                                     SWMS will also charge   fee schedules that
                                     the customer account    cannot be calculated
                                     monthly and remit the   by SWMS's current
                                     fees to TRUSTCO.        accounting system.
                                                             SWMS will not
                                                             collect fees via
                                                             auto cash or by
                                                             direct debit to
                                                             TRUSTCO customers.

        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-44              Fee information sent    Requests that are       100% completed for
            Fee Schedule Set Up      prior to the 25th of    submitted without the   month end fee
                                     any month will be       proper documentation    processing.
                                     applied to new          or approvals.
                                     accounts for that       Additional time will
                                     month end.              be required for mass
                                                             changes of fee
                                                             schedules in order
                                                             to properly set up
                                                             the schedules for
                                                             testing and
                                                             application to the
                                                             accounts. SWMS and
                                                             TRUSTCO will
                                                             mutually agree to a
                                                             schedule as
                                                             required. SWMS
                                                             should be notified
                                                             45 days in advance
                                                             of a mass change of
                                                             fee schedules.
        ---------------------------- ----------------------- ----------------------- -----------------------



        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-45             Final or special fee     Requests that are        100% completed
         Special Fee Requests       requests will be         submitted without the    within 5 days of receipt.
           days of receipt.         completed within 5       proper documentation
                                    days of receipt.         or approvals and the
                                                             request for new fee
                                                             schedules.

        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-46              Payments for            Requests that are       100% completed within
             Repayment of Fees       reimbursement of fees   submitted without the   5 days of receipt
                                     will be processed       proper documentation
                                     within 5 days of        or approvals.
                                     receipt.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-47              Fees will be posted     SWMS will not collect   100% compliance with
               Fee Postings          on the fourth           fees via auto cash or   the standard
                                     business day of the     by direct debit to
                                     month.                  TRUSTCO client bank
                                    accounts.
        ---------------------------- ----------------------- ----------------------- -----------------------


        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-48              In conjunction with     Scheduled maintenance   99.0% of scheduled
             Wealth Management       the Services, SWMS      and processing time     up-time measured
             Accounting System       will provide access     frame requirements      quarterly
                                     to the SunGard          (normally performed
                                     AddVantage Accounting   on weekends);
                                     System.  The            tele-communication
                                     AddVantage accounting   service provider
                                     system will be          disruptions that are
                                     available during        not affiliates of
                                     scheduled up-time,      SWMS.  Modifications
                                     currently defined as    to scheduled up-time
                                     7:00 AM - 9:00 PM       must be requested
                                     Eastern Time, Monday    seven days in advance.
                                     through Friday.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-49              System access will be   Requests that are       100% completed within
           System Access for New     provided for new        submitted without the   two business days
                 Employees           employees or changes    proper documentation
                                     to current employee     or approvals.
                                     access, within one
                                     (1) week of
                                     notification in
                                     writing; provided
                                     that these response
                                     times apply to normal
                                     business hours from
                                     Monday thru Friday.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-50              System access will be   Requests that are       100% completed within
        Revocation of System Access  revoked for             submitted without the   2 hours  during
                                     terminated TRUSTCO      proper documentation    normal business hours
                                     employees within two    or approvals.           Monday through Friday
                                     (2) hours of receipt of
                                     notification from
                                     an authorized TRUSTCO employee
                                     if received in writing or received
                                     orally and followed up in writing by
                                     3:00 PM Eastern Time, provided that these
                                     response times apply to
                                     normal business hours from Monday thru
                                     Friday.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-51              SWMS will provide an    Subject to the          99% file delivery
           Tax System Interface      interface between the   compatibility of        within 2 business
                                     wealth management       systems between SWMS    days of availability
                                     accounting system and   and TRUSTCO tax         of the complete
                                     Trust Tax Services of   providers.              information for the
                                     America or FastTax,                             tax period
                                     for the delivery of
                                     data on a monthly
                                     basis on the 10th
                                     business day of each
                                     month.
        ---------------------------- ----------------------- ----------------------- -----------------------



        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-52              SWMS will provide the      None                 100% compliance with
                 Tax Data            data required for                               the standard
                                     pension tax reporting,
                                     Trust Tax Services
                                     of America or FastTax reporting,
                                     state tax
                                     reporting, estimated tax reporting and 5498
                                     reporting.
        ---------------------------- ----------------------- ----------------------- -----------------------

        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-53              SWMS will provide       TRUSTCO and SWMS shall       System levels to be
               SQL Training          initial training to a   jointly coordinate the       delivered shall be in
                                     limited number of       running of the SQL           accordance with the
                                     TRUSTCO users of to     Database and SWMS shall      usual standards as
                                     enable TRUSTCO to       not unreasonably deny        developed by SunGard
                                     utilize the SQL data    access.                      Asset Management
                                     base for the AddVantage                              System.
                                     system for creating     Scheduled maintenance,
                                     reports.                standard downtime for
                                                             backups, EOD and
                                                             interface
                                                             scheduling/processing
                                                             requirements,
                                                             software movement
                                                             requirements, and
                                                             any other scheduled
                                                             outages shall be
                                                             performed after
                                                             normal business
                                                             hours.

                                                             Outages which are
                                                             not within the
                                                             control of SWMS, a
                                                             SWMS Third Party
                                                             Provider or an
                                                             affiliate of SWMS.


        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-54              SWMS will provide       Subject to reasonable        System levels to be
              Internet Access        TRUSTCO Wealth          downtime for maintenance     delivered shall be in
                                     Management customers    and upgrades.                accordance with the
                                     with the ability to     Customers of TRUSTCO that    usual   standards as
                                     view transactions and   do not comply with SWMS      developed by SunGard
                                     download their          security policies.           Asset Management
                                     account information                                  System
                                     via the Internet

        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-55              SWMS will provide a     The help desk will not be    100% compliance with
                 Help Desk           help desk during the    available on Saturday,       the standard
                                     hours of 8:00 AM to     Sunday or holidays.
                                     8:00 PM Eastern Time
                                     that is accessible
                                     toll free and/or via
                                     e-mail.
        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-56              The Help Desk will      Requests that are            99% completed within
                 Help Desk           respond to written      submitted without the        5 days
            Response to Written      inquiries within five   proper documentation or
                 Inquiries           calendar days of        approvals.
                                     receipt, unless the
                                     requestor is informed
                                     prior to the expiration of
                                     five calendar
                                     days that it will take more
                                     time to
                                     complete the request/inquiry.
        ---------------------------- ----------------------- ---------------------------- -----------------------



        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-57              Five business days      None                         100% within 5
                Escheatment          before the applicable                                business days of
                                     filing deadline, SWMS                                filing date
                                     will provide to
                                     TRUSTCO in a
                                     mutually-agreeable
                                     format the
                                     information required
                                     to complete the
                                     annual reports of
                                     unclaimed property
                                     for the appropriate
                                     state agencies.
        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-58              SWMS will deliver       SWMS shall not be            100% within 5
          Performance Measurement    asset performance       responsible for the          business days of
                                     measurement data        failure to deliver the       month end close
                                     extracts to TRUSTCO     data that is due to
                                     by providing an         Investment Scorecard's or
                                     interface of TRUSTCO    other performance vendor
                                     data to an approved     failures.
                                     SWMS vendor to help
                                     facilitate TRUSTCO's
                                     development of compliant
                                     performance
                                     reports.

                                     Files are to be delivered to
                                     a SWMS
                                     approved vendor, by electronic
                                     transmission
                                     by the 5th business day of the month for the previous month end.

        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
               B-59                  SWMS will provide a       Subject to the provision        100% Compliance
           Automated Proxy           link to a Third Party     of services                     with the standards.
             Solicitation            Provider of proxy         by an outside
                                     solicitation services     third party provider and
                                     (currently ADP). SWMS     the proper account coding
                                     will deliver a record     by TRUSTCO.
                                     date position file        TRUSTCO is required to
                                     daily for processing      correct any errors in
                                     by the third party        account coding reported on
                                     vendor of proxy           a record date file by 3:00
                                     mailing services.         PM Eastern Time on the same day.
                                     The record date
                                     position files are
                                     based on the proxy
                                     information that is
                                     transmitted and
                                     received in
                                     AddVantage on a daily
                                     basis from ADP
                                     Any fees charged for
                                     utilization of the
                                     Third Party proxy
                                     solicitation service
                                     will be the TRUSTCO's
                                     responsibility.

        ---------------------------- ----------------------- ---------------------------- -----------------------



        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-60              SWMS will provide                                    100% Compliance with
             Training Program        initial training                                     the  standard
                                     sessions for TRUSTCO
                                     employees and
                                     trainers on
                                     operational functions
                                     and use of the
                                     AddVantage system.

        ---------------------------- ----------------------- ---------------------------- -----------------------
        ---------------------------- ----------------------- ---------------------------- -----------------------
                   B-61              As part of the                                       100% Compliance with
             Workflow Analysis       conversion program                                   the  standard
                                     and as agreed upon in the Workplan, SWMS
                                     will initially provide sample workflow
                                     procedures in accordance with Schedule A
                                     work with TRUSTCO to recommend workflow
                                     procedures, Quickflow forms to be adopted
                                     by TRUSTCO for utilization in the
                                     processing of wealth management assets
                                     after the Conversion Date, and assist
                                     TRUSTCO with implementation of workflow
                                     procedures and Quickflow forms.

        ---------------------------- ----------------------- ---------------------------- -----------------------







        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-62              For non institutional   Out of balance           100% Compliance with
             Non Institutional       statements, SWMS will   statements and               the standard
           Statement Production      provide the data feed   statements for which
                                     to a third party        pricing information
                                     statement provider      is not available.
                                     as follows:             TRUSTCO will be
                                     a) For accounts where   notified of an out of
                                     all assets are priced   balance statement,
                                     by an automatic         the cause of the out
                                     pricing services by     of balance condition
                                     the 5th business day    and the measures that
                                     of the month after      need to be taken to
                                     the end of the          re-balance the
                                     reporting period        statement.
                                     b) For accounts that    Statements will be
                                     have assets that must   re-balanced within 5
                                     be priced manually,     business days.
                                     and so long as
                                     TRUSTCO provides
                                     directions to produce
                                     the statements
                                     without waiting on
                                     the manual prices,
                                     by the 5th business
                                     day of the month
                                     after the end of the
                                     reporting period;
                                     provided that SWMS
                                     has received the
                                     manual prices by the
                                     end of the month.
                                     Otherwise, statements will be provided ten
                                     (10) business days after SWMS receives the
                                     manual prices.

        ---------------------------- ----------------------- ----------------------- -----------------------


        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-63              For institutional       Out of balance           100% Compliance with
          Institutional Customer     statements, SWMS will   statements and               the standard
                 Statement           provide the data feed   statements for which
                Production           to a third party        pricing information
                                     statement provider      are not available.
                                     as follows:             TRUSTCO will be
                                     a) For accounts where   notified of an out of
                                     all assets are priced   balance statement,
                                     by an automatic         the cause of the out
                                     pricing services by     of balance condition
                                     the 5th business day    and the measures that
                                     of the month after      need to be taken to
                                     the end of the          re-balance the
                                     reporting period        statement.
                                     b) For accounts that    Statements will be
                                     have assets that must   re-balanced within 7
                                     be priced manually,     business days.
                                     and so long as
                                     TRUSTCO provides
                                     directions to produce
                                     the statements
                                     without waiting on
                                     the manual prices, by
                                     the 5th business day
                                     of the month after
                                     the end of the
                                     reporting period;
                                     provided that SWMS
                                     has received the
                                     manual prices by the
                                     end of the month.
                                     Otherwise, statements will be provided ten
                                     (10) business days after SWMS receives the
                                     manual prices.
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-64              SWMS will provide an                            100% Compliance with
                  SAS 70             annual SAS 70 audit                             the service
                                     report for SWMS.                                standards
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-65              All mutual fund         Subject to the          100% Compliance with
        SunGard Transaction Network  trades for assets       eligibility of the      the service standard
                                     that are held on the    mutual funds to be
                                     AddVantage system and   traded through the
                                     that are eligible       network.
                                     will be accomplished
                                     through utilization
                                     of the SunGard
                                     Transaction Network
                                     ("STN").
        ---------------------------- ----------------------- ----------------------- -----------------------
        ---------------------------- ----------------------- ----------------------- -----------------------
                   B-66              SWMS will provide                               99.5% compliance with
             Required Reports        access to TRUSTCO to                            the service standard,
                                     the reports which are                           measured monthly
                                     generally available
                                     from the AddVantage
                                     system.

        ---------------------------- ----------------------- ----------------------- -----------------------


                                   SCHEDULE C
                              BASE SERVICES CHARGES
         Introduction

               This Schedule details (i) the Base Charges payable by TRUSTCO for the Base Services described in the Agreement and (ii) the pricing methodologies applicable to the Base Services.

               The Base Charges identified below, in the aggregate, compensate SunGard in full for the provision and performance of the Base Services as they currently exist. Except as set forth herein and in the Agreement, there are no additional charges or fees, however described, for the provision by SWMS of the Base Services. The Base Charges include charges for the SWMS Third Party Software and Equipment and the standard upgrades to and refreshes of the SWMS Third Party Software and Equipment sufficient to support the Base Services and satisfaction of the Service Levels set forth in Schedule B, during the Initial Term.

         Conversion Charge

               For conversion of the TRUSTCO Trust Assets to the SunGard AddVantage system TRUSTCO shall pay a one time conversion fee to SWMS of $* plus reasonable travel costs and per diem expenses. The conversion fee may be billed in increments or in a lump sum and these fees are payable within 30 days of receipt of the statement. In the event that the contract for the provision of SWMS' outsourcing services is terminated prior to the end of its initial term, the conversion charges provided for in this Agreement shall be considered by the parties to represent liquidated damages which shall be retained by SWMS to compensate it for the early termination of the agreement and such liquidated damages shall be in addition to any other fees and expenses which are owed by TRUSTCO to SWMS pursuant to the provisions of the contract.

         Monthly Base Charge

         3.1 During the Initial Term , TRUSTCO shall pay a Monthly Base Services Charge to SWMS, which shall be calculated as follows: i) during the Initial Term of the Agreement, the monthly Base Charges will be calculated on a pro-rata basis on the market value of all TRUSTCO Trust Assets relating to the Base Services, including without limitation, private wealth (personal trust) assets, institutional wealth (employee benefits, endowment and foundations) assets, safekeeping and custodianship assets and investment advisory assets, (the "TRUSTCO Trust Assets") as follows:

                    i) * basis points (* bps.) on the first $* market value of all the TRUSTCO Trust Assets under management;

                    ii) For all TRUSTCO Trust Assets in excess of $* and less than $* there shall be no charge;

            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

                    iii) * basis points (* bps) on TRUSTCO Trust Assets in excess of $* and less than $*; and

                    iv) * basis points (* bps) on all TRUSTCO Trust Assets in excess of $*.

                    v) An example of the calculation of the basis point fees on the first $* of assets is as follows:



                    . Each "basis point" (bps) is equal to one one-hundredth of one percent (0.01%); thus, for example, the Basis Point Fee of * basis points (* bps) of the wealth management assets is equal to * one-hundredths of one percent (*%) per annum of the total fair market value of the wealth management assets or $*. The monthly fee will be calculated on the basis of one twelfth (1 12th) of the annual basis point fee charge.

          and ii) during any Renewal Term, the monthly Base Charges will be calculated in accordance with the agreements reached by the Parties pursuant to Section 2.2 of the Agreement. Any TRUSTCO proprietary fund assets and TRUSTCO collective fund assets for which TRUSTCO provides custody services ("Other Assets") shall be included in the calculation of total TRUSTCO Trust Assets, provided that if such assets are recorded in more than one place in the system, such assets shall only be counted once. Assets of accounts for which TRUSTCO does have investment authority but no custody that are established for the purpose of shadow accounting shall be included in the calculation of total Trust Assets. The Parties recognize and are in agreement that the monthly Base Charges payable by TRUSTCO to SWMS are * percent (*%) attributable to the delivery of operational services by SWMS to TRUSTCO and * percent (*%) attributable to the provision by SWMS to TRUSTCO of access to systems and customized software.

          In addition to the monthly Base Charges TRUSTCO shall reimburse SWMS for all reasonable out of pocket expenses including postage, envelopes etc and pay a pro-rata portion of any mutually agreed upon fees for any Additional Services. Should TRUSTCO choose to utilize a statement type other than a standard SWMS statement format, TRUSTCO will be responsible for all costs in creating the statement type.

          Provided that SWMS is not in material default of any of its obligations under this Agreement, TRUSTCO agrees that during the Term the Base Services shall be provided exclusively by SWMS for the TRUSTCO Trust Assets on the Effective Date and any additional TRUSTCO assets for which Base Services are subsequently provided by SWMS and not by any other third party engaged by TRUSTCO or by TRUSTCO itself.

          The monthly Base Charges are subject to adjustment by SWMS upon 30 day notice in the event of a significant legal or regulatory change that results in an alteration in the way that trust account operations are required to be operated.

            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

          The monthly Base Charges are also subject to adjustment by SWMS upon 30 day notice in the event of a significant change in the way that trust account operations are required to be operated that is not the result of a legal or regulatory change; provided, however, that if TRUSTCO should reasonably disagree with the proposed adjustment based on its belief that the change is not significant enough to warrant the proposed Base Charges adjustment, the Parties agree to handle the disagreement in accordance with the dispute resolution provisions of
          Section 17.

          The basis points factor for determining the monthly Base Charges (calculated on the entire market value of the TRUSTCO Trust Assets shall be subject to a minimum monthly charge. During the Initial Term TRUSTCO shall pay a minimum monthly Base Charge which is a prorated amount of an annual minimum fee of * dollars ($*) (the "Annual Minimum Fee"). In other words, if, at any time during the Initial Term, the monthly Base Charge as calculated pursuant to Section 2.1 above shall fall below the minimum Base Charge applicable to such year, TRUSTCO shall pay to SWMS the minimum Base Charge described above for such month.

         4.       Conversion Date
          Upon execution of this Agreement and subject to the terms and conditions of this Agreement, SWMS and TRUSTCO will jointly work without delay to convert TRUSTCO's Trust Assets to the SunGard AddVantage system and SWMS outsourcing solution.

         5.       Mutual Fund Trades, Equity Trades and Custody
          All eligible mutual funds will be traded through the SunGard Transaction Network and Union Planters Bank will serve as the custodian of TRUSTCO assets. SWMS shall be entitled to receive any revenue derived from such trades as part of its compensation. TRUSTCO will continue to be responsible for all trading charges for its Customers' assets.

         6.       Additional Storage on the AddVantage System
          For the Base Charges noted above SWMS provides two year's history plus the current year on the system. The history maintained on the system begins upon conversion and older history is purged on a systematic basis. TRUSTCO may retain a full five years history on the AddVantage system for an additional charge of * dollars ($*) per year for the fourth and fifth years of the Initial Term. Fees for maintaining additional history during any renewal term would be subject to agreement by the Parties on the fees to be paid.

7.       Outside Tax Provider
          As noted in the Agreement, TRUSTCO is responsible for entering into a contract with an outside tax provider to prepare its 1099's and other tax reporting needs. TRUSTCO will be responsible for all fees in connection with the outside provider's services.



8.       Investment Scorecard Performance Reporting
          If TRUSTCO decides to utilize Investment Scorecard through SWMS to provide its investment performance reporting the Investment Scorecard costs will be TRUSTCO's responsibility. The costs if contracted for through SWMS are estimated to be $* per account per month.

            MATERIAL INDICATED BY AN ASTERISK ("*") HAS BEEN OMITTED
                       AND FILED SEPARATELY WITH THE SEC.

                                   SCHEDULE K
                       TRUSTCO Specified responsibilities

SWMS' ability to deliver the Services is dependent upon TRUSTCO handling certain responsibilities which are critical to the delivery of the Services including, but not limited to, the responsibilities listed on this Schedule K. As such, TRUSTCO agrees to perform the critical responsibilities listed on this Schedule K in accordance with the Terms of Service.

     o QuickFlow is the required means of communication between TRUSTCO and SWMS. As such TRUSTCO agrees to utilize Quickflow as its means of communicating all transactions, requests etc. to SWMS.


     o TRUSTCO will be responsible for all marketable security transaction trade entry either through Quickflow or the trades can be made directly to TRUSTCO's local brokers.


     o As part of the Workplan to be developed by the Parties there will be routine responsibilities that are necessary in order to deliver the Services, but which will be TRUSTCO's responsibility. Some of these routine responsibilities are for such things as:

          o Printing of on-site trust checks
          o Processing of cash transactions and daily blotter balancing
          o Transactional direction to SWMS through QuickFlow
          o Operations liaison for handling on site demands and work processes
          o Designated relationship manager to handle liaison between TRUSTCO and SWMS
          o Creating non standard reports
          o Approving all forms utilized

In addition there will be other responsibilities which will be formalized in the Work Plan process.

Exhibit 31(a)
                                  Certification

I, Robert J. McCormick, the principal executive officer of TrustCo Bank Corp NY ("registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TrustCo Bank Corp NY;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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







     Date:  August 9, 2004


     /s/ Robert J. McCormick
     ------------------

     President and
     Chief Executive Officer

Exhibit 31(b)
                                  Certification

I, Robert T. Cushing, the principal financial officer of TrustCo Bank Corp NY ("registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TrustCo Bank Corp NY;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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







     Date:  August 9, 2004


     /s/ Robert T. Cushing
     ------------------

     Executive Vice President and
     Chief Financial Officer

Exhibit 32


                                  Certification
                       Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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




                                             /s/ Robert J. McCormick
                                             -----------------------
                                             Robert J. McCormick
                                             President and
                                             Chief Executive Officer




                                             /s/ Robert T. Cushing
                                             ----------------------
                                             Robert T. Cushing
                                             Executive Vice President and
                                             Chief Financial Officer





August 9, 2004