Form 10-Q
period 2004-09-30
TRUSTCO BANK CORP N Y
filed 2004-11-09
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended          Commission File Number 0-10592
           September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
   Class of Common Stock                            as of October 31,2004
   ---------------------                        ----------------------------
       $1 Par Value                                       74,346,877

                             TrustCo Bank Corp NY

                                    INDEX


Part I.  FINANCIAL INFORMATION                                        PAGE NO.

Item 1.  Interim Financial Statements (Unaudited): Consolidated           2
         Statements of Income for the Three Months and Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Condition as of                       3
         September 30, 2004 and December 31, 2003

         Consolidated Statements of Cash Flows for the Nine Months      4 - 5
         Ended September 30, 2004 and 2003

         Notes to Consolidated Interim Financial Statements             6 - 11

         Report of Independent Registered Public Accounting Firm         12

Item 2.  Management's Discussion and Analysis                          13 - 29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      30

Item 4.  Controls and Procedures                                         30


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     31

Item 3.  Defaults Upon Senior Securities                                 31

Item 4.  Submissions of Matters to Vote of Security Holders              31

Item 5.  Other Information                                               31

Item 6.  Exhibits                                                        32


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                  (dollars in thousands, except share data)


                                                                          3 Months Ended                    9 Months Ended
                                                                           September 30                      September 30
                                                                 -------------------------------        ----------------------
                                                                       2004                2003          2004           2003
                                                                       ----                ----          ----           ----

   Interest income:
    Interest and fees on loans                                   $         18,644         20,892         55,854         68,200
    Interest on U. S. Treasuries and agencies                               9,926          5,984         30,653         15,078
    Interest on states and political
     Subdivisions                                                           2,071          2,482          6,582          8,400
    Interest on mortgage-backed securities and
     collateralized mortgage obligations                                    2,066            848          4,916          2,853
    Interest and dividends on other securities                                446            392          1,262          3,076
    Interest on federal funds sold and other
      short-term investments                                                1,798          1,443          4,198          4,580
                                                                 -------------------------------------------------------------
       Total interest income                                               34,951         32,041        103,465        102,187
                                                                 -------------------------------------------------------------
   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                              408            391          1,193          1,281
       Savings                                                              2,042          1,922          5,947          6,865
       Money market deposit accounts                                          326            423          1,154          1,484
       Time deposits                                                        6,765          6,435         19,648         20,976
    Interest on short-term borrowings                                         254            133            633            739
    Interest on long-term debt                                                  2              3              7             14
                                                                 -------------------------------------------------------------
      Total interest expense                                                9,797          9,307         28,582         31,359
                                                                 -------------------------------------------------------------
      Net interest income                                                  25,154         22,734         74,883         70,828
   Provision for loan losses                                                  150            300            450            900
                                                                 -------------------------------------------------------------
      Net interest income after provision
       for loan losses                                                     25,004         22,434         74,433         69,928
                                                                 -------------------------------------------------------------
   Noninterest income:
    Trust department income                                                 1,406          1,785          4,405          4,757
    Fees for other services to customers                                    2,510          2,819          7,805          8,375
    Net gain on securities transactions                                     4,620          4,737         12,394         10,067
    Other                                                                     454            860          1,482          2,360
                                                                 -------------------------------------------------------------
     Total noninterest income                                               8,990         10,201         26,086         25,559
                                                                 -------------------------------------------------------------
   Noninterest expenses:
    Salaries and employee benefits                                          4,975          5,092         15,437         15,406
    Net occupancy expense                                                   1,464          1,432          4,968          4,616
    Equipment expense                                                         382            569          1,322          2,483
    Professional services                                                     900            884          2,657          2,281
    Outsourced services                                                     1,121          1,250          3,298          4,350
    Other real estate expenses / (income)                                    (111)          (188)          (332)          (385)
    Other                                                                   2,752          2,561          8,340          8,097
                                                                 -------------------------------------------------------------
     Total noninterest expenses                                            11,483         11,600         35,690         36,848
                                                                 -------------------------------------------------------------
      Income before taxes                                                  22,511         21,035         64,829         58,639
   Income taxes                                                             7,298          6,750         21,112         17,751
                                                                 -------------------------------------------------------------
       Net income                                                $         15,213         14,285         43,717         40,888
                                                                 =============================================================
Net income per Common Share:
       - Basic                                                   $          0.205          0.192          0.589          0.550
                                                                 =============================================================
       - Diluted                                                 $          0.203          0.189          0.582          0.543
                                                                 =============================================================


See accompanying notes to consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
               Consolidated Statements of Condition (Unaudited)
                (dollars in thousands, except per share data)


                                                                                              9/30/04                  12/31/03
                                                                                            -----------                ---------

ASSETS:
 Cash and due from banks                                                                    $    52,950                   56,425
 Federal funds sold and other short-term investments                                            511,516                  355,257
                                                                                            -----------                ---------
   Total cash and cash equivalents                                                              564,466                  411,682
                                                                                            -----------                ---------
 Securities available for sale:
  U. S. Treasuries and agencies                                                                 683,859                  863,658
  States and political subdivisions                                                             173,220                  191,727
  Mortgage-backed securities and collateralized mortgage obligations                            175,938                   66,322
  Other                                                                                          23,831                   55,219
                                                                                            -----------                ---------
   Total securities available for sale                                                        1,056,848                1,176,926
                                                                                            -----------                ---------
 Loans:
  Commercial                                                                                    198,726                  193,613
  Residential mortgage loans                                                                    789,985                  783,591
  Home equity line of credit                                                                    187,173                  171,078
  Installment loans                                                                              13,201                   14,365
                                                                                            -----------                ---------
   Total loans                                                                                1,189,085                1,162,647
 Less:
  Allowance for loan losses                                                                      48,685                   48,739
  Unearned income                                                                                   382                      381
                                                                                            -----------                ---------
  Net loans                                                                                   1,140,018                1,113,527
                                                                                            -----------                ---------
 Bank premises and equipment                                                                     20,676                   20,168
 Other assets                                                                                    55,317                   55,816
                                                                                            -----------                ---------
    Total assets                                                                            $ 2,837,325                2,778,119
                                                                                            ===========                =========
LIABILITIES:
 Deposits:
  Demand                                                                                    $   220,017                  197,116
  Interest-bearing checking                                                                     320,578                  334,038
  Savings                                                                                       815,946                  780,862
  Money market deposit accounts                                                                 156,399                  159,645
  Certificates of deposit (in denominations of
   $100,000 or more)                                                                            180,556                  170,423
  Other time deposits                                                                           799,307                  777,726
                                                                                            -----------                ---------
   Total deposits                                                                             2,492,803                2,419,810
 Short-term borrowings                                                                           87,033                   90,608
 Long-term debt                                                                                     120                      239
 Accrued expenses and other liabilities                                                          33,206                   40,700
                                                                                            -----------                ---------
   Total liabilities                                                                          2,613,162                2,551,357
                                                                                            -----------                ---------
SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares authorized,
   and 81,447,650 and 80,711,016 shares issued at September 30, 2004
   and December 31, 2003, respectively                                                           81,448                   80,711
 Surplus                                                                                        108,144                  103,611
 Undivided profits                                                                               88,389                   78,051
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                                           9,930                   21,042
 Treasury stock at cost - 7,304,240 and 6,765,119 shares at
   September 30, 2004 and December 31, 2003, respectively                                       (63,748)                 (56,653)
                                                                                            -----------                ---------
   Total shareholders' equity                                                                   224,163                  226,762
                                                                                            -----------                ---------
   Total liabilities and shareholders' equity                                               $ 2,837,325                2,778,119
                                                                                            ===========                =========


See accompanying notes to consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
              Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                              2004             2003
                                                                          ----------       ----------

Cash flows from operating activities:
Net income                                                                $   43,717           40,888
                                                                          ----------       ----------
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                1,296            1,958
  Net loss/(gain) on sales of bank premises and equipment                         55             (255)
  Provision for loan losses                                                      450              900
  Net gain on securities transactions                                        (12,394)         (10,067)
  Deferred tax expense (benefit)                                               2,485           (4,825)
  (Increase)/decrease in taxes receivable                                     (7,340)          19,220
  Decrease/(increase) in interest receivable                                     360           (1,406)
  Decrease in interest payable                                                    (8)            (559)
  Decrease in other assets                                                    12,364              299
  Decrease in accrued expenses and other liabilities                          (7,496)          (3,113)
                                                                          ----------       ----------
    Total adjustments                                                        (10,228)           2,152
                                                                          ----------       ----------
Net cash provided by operating activities                                     33,489           43,040
                                                                          ----------       ----------
Cash flows from investing activities:

  Proceeds from sales and calls of securities available for sale             932,618          769,347
  Purchase of securities available for sale                                 (819,296)      (1,040,261)
  Proceeds from maturities of securities available for sale                      668            2,366
  Net (increase)/decrease  in loans                                          (26,941)         216,678
  Proceeds from sales of bank premises and equipment                              23              255
  Proceeds from sales of real estate owned                                       ---              608
  Capital expenditures                                                        (1,882)          (1,744)
                                                                          ----------       ----------
    Net cash provided by (used in) investing activities                       85,190          (52,751)
                                                                          ----------       ----------
Cash flows from financing activities:

  Net increase in deposits                                                    72,993          109,834
  Net decrease in short-term borrowings                                       (3,575)         (61,030)
  Repayment of long-term debt                                                   (119)            (140)
  Proceeds from exercise of stock options                                      5,270            6,906
  Proceeds from sale of treasury stock                                         5,883            5,683
  Purchase of treasury stock                                                 (12,978)         (18,663)
  Dividends paid                                                             (33,369)         (33,820)
                                                                          ----------       ----------
    Net cash provided by financing activities                                 34,105            8,770
                                                                          ----------       ----------
Net increase/(decrease) in cash and cash equivalents                         152,784             (941)

Cash and cash equivalents at beginning of period                             411,682          606,082
                                                                          ----------       ----------
Cash and cash equivalents at end of period                                $  564,466          605,141
                                                                          ==========       ==========


See accompanying notes to consolidated interim financial statements.
(Continued)


                             TRUSTCO BANK CORP NY
         Consolidated Statements of Cash Flows Continued (Unaudited)
                            (dollars in thousands)


SUPPLEMENTAL INFORMATION:
NINE MONTHS ENDED September 30,                                              2004          2003
                                                                          ---------       ------


  Interest paid                                                           $  28,590       31,918
  Income taxes paid                                                           3,384        3,357
  Increase/(decrease) in dividends payable                                       10         (411)


See accompanying notes to consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1.   Financial Statement Presentation

In the opinion of the management of TrustCo Bank Corp NY (the Company), the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2003 Annual Report to Shareholders on Form 10-K.


2.   Earnings Per Share

A reconciliation of the component parts of earnings per share for the three month and nine month periods ended September 30, 2004 and 2003 follows:



                                                      Weighted Average
                                                           Shares
(In thousands,                               Net        Outstanding     Per Share
except per share data)                     Income                        Amounts
                                           -------------------------------------

For the quarter ended
September 30, 2004:

Basic EPS:
   Net income available to
   common shareholders                     $15,213         74,244         $0.205

Effect of Dilutive Securities:
   Stock options                               ---            736         (0.002)
                                           -------------------------------------
Diluted EPS                                $15,213         74,980         $0.203
                                           =====================================
For nine months ended
September 30, 2004:

Basic EPS:
   Net income available to
   common shareholders                     $43,717         74,242         $0.589

Effect of Dilutive Securities:
   Stock options                               ---            817         (0.007)
                                           -------------------------------------
Diluted EPS                                $43,717         75,059         $0.582
                                           =====================================


There were no antidilutive stock options as of September 30, 2004.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


2.   Earnings Per Share (continued)


                                                      Weighted Average
                                                           Shares
(In thousands,                               Net        Outstanding     Per Share
except per share data)                     Income                        Amounts
                                           -------------------------------------

For the quarter ended
September 30, 2003:

Basic EPS:
   Net income available to
   common shareholders                     $14,285         74,400         $0.192

Effect of Dilutive Securities:
   Stock options                               ---          1,017         (0.003)
                                           -------------------------------------
Diluted EPS                                $14,285         75,417         $0.189
                                           =====================================
For nine months ended
September 30, 2003:

Basic EPS:
   Net income available to
   common shareholders                     $40,888         74,339         $0.550

Effect of Dilutive Securities:
   Stock options                               ---            941         (0.007)
                                           -------------------------------------
Diluted EPS                                $40,888         75,280         $0.543
                                           =====================================


There were no antidilutive stock options as of September 30, 2003.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


3.   Stock Option Plans

The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and as such, no compensation expense has been recorded for these plans. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended September 30, 2004 and 2003 would have been as follows:

(dollars in thousands except per share data)



                                      Three Months Ended                 Nine Months Ended
                                        September 30,                      September 30,
                                   ------------------------           -----------------------
                                     2004             2003             2004             2003
                                   ------------------------           -----------------------

Net income:
    As reported                    $15,213           14,285           43,717           40,888
Deduct: total stock-based
compensation expense
determined under fair
value based method
for all awards, net of
related tax effects                   (165)            (232)            (496)            (694)
                                   ------------------------           -----------------------
    Pro forma net income           $15,048           14,053           43,221           40,194
                                   ========================           =======================
Earnings per share:

    Basic - as reported            $  .205             .192             .589             .550
    Basic - pro forma                 .203             .189             .582             .541

    Diluted - as reported             .203             .189             .582             .543
    Diluted - pro forma               .201             .186             .576             .534


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123. Pro forma expense reflects the recognition of the options' fair value as an expense over the applicable vesting period. No options were granted in the first nine months of 2004.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


4.   Comprehensive Income (Loss)

Comprehensive income for the three months ended September 30, 2004 and 2003 was $21,219,000 and $10,526,000, respectively. Comprehensive income is comprised of net unrealized (losses)/gains, net of taxes, on available-for-sale securities, which were $6,006,000 and ($3,759,000) for the three months ended September 30, 2004 and 2003, respectively, together with net income.

Comprehensive income for the nine months ended September 30, 2004 and 2003 was $32,605,000 and $38,370,000, respectively. Comprehensive income is comprised of net unrealized (losses)/gains, net of taxes, on available-for-sale securities, which were ($11,112,000) and ($2,518,000) for the nine months ended September 30, 2004 and 2003, respectively, along with net income. At September 30, 2004 and December 31, 2003, accumulated other comprehensive income totaled $9,930,000 and $21,042,000, respectively, and is reflected as a component of shareholders' equity.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


5.   Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the periods ended September 30, 2004 and 2003 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit) for the three months ended September 30,


                                            Pension Benefits              Other Postretirement Benefits
                                        -------------------------         -----------------------------
                                           2004              2003                2004              2003
                                        -------------------------         -----------------------------

Service cost                            $   216               174                   1                 1

Interest cost                               410               352                   8                12

Expected return on plan assets             (348)             (416)                (58)              (94)

Amortization of prior
   service cost (credit)                     38                 6                (114)             (101)

Amortization of net actuarial gain            -                 -                   -               (11)
                                        -------------------------         -----------------------------

Net periodic expense/(benefit)          $   316               116                (163)             (193)
                                        =========================         =============================



Components of Net Periodic Expense/(Benefit) for the nine months ended September 30,


                                            Pension Benefits              Other Postretirement Benefits
                                        -------------------------         -----------------------------
                                           2004              2003                2004              2003
                                        -------------------------         -----------------------------


Service cost                            $   648               522                   3                 3

Interest cost                             1,230             1,056                  24                36

Expected return on plan assets           (1,207)           (1,248)               (305)             (282)

Amortization of prior                       114                18                (342)             (303)
   service cost (credit)

Amortization of net actuarial gain            -                 -                   -               (33)
                                        -------------------------         -----------------------------

Net periodic expense/(benefit)          $   785               348                (620)             (579)
                                        =========================         =============================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


5.   Benefit Plans (Continued)

Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003 , that it did not expect to make any contributions to its pension and other postretirement benefit plans in 2004. As of September 30, 2004, no contributions have been made. The Company presently anticipates that, in accordance with IRS limitations and accounting standards, it will not make any contributions in 2004.


6.   Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $ 3.5 million at September 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2004 was insignificant.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2004, the related consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of by the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.


/s/ KPMG LLP
- -----------------
KPMG LLP

Albany, New York
October 15, 2004

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                              September 30, 2004

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2004, with comparisons to 2003 as applicable. Interest income, net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2003 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2004 and 2003.


Overview

TrustCo recorded net income of $15.2 million, or $0.203 of diluted earnings per share for the three months ended September 30, 2004, as compared to net income of $14.3 million or $0.189 of diluted earnings per share in the same period in 2003. For the nine month period ended September 30, 2004, TrustCo recorded net income of $43.7 million, or $0.582 of diluted earnings per share, as compared to $40.9 million, or $0.543 of diluted earnings per share for the comparable period in 2003.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

The primary factors accounting for the year to date increases in net income are:

     * A $127.4 million increase in the average balance of interest earning assets between 2003 and 2004.

     * A reduction in the provision for loan losses from $900 thousand in 2003 to $450 thousand in 2004,

     * An increase in noninterest income from $25.6 million in 2003 to $26.1 million in 2004, which includes $10.1 million of net securities gains in 2003 and $12.4 million of net securities gains in 2004, and

     * A decrease of approximately $1.1 million in noninterest expense from $36.8 million in 2003 to $35.7 million in 2004.

Partially offsetting these year to date positive factors was a decrease of 3 basis points in net interest margin from 3.88% in 2003 to 3.85% in 2004 and an increase of 2.30% in the Company's effective rate for income taxes from 30.3% in 2003 to 32.6% in 2004.


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

The following Management's Discussion and Analysis for the third quarter and first nine months of 2004 compared to the comparable periods in 2003 is affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2003 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2003 compared to 2002. Most of the same market factors discussed in the 2003 Annual Report also had a significant impact on 2004 results.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans. The absolute level of interest rates, changes in interest rates and customers' expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have remained at relatively low levels during the third quarter of 2004 and for the nine months ended September 30,2004. The federal funds rate increased by a

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

total of 50 basis points during the third quarter of 2004 to 1.75%. The federal funds rate began 2004 at 1.00% and was increased by 25 basis points at the end of the second quarter. During this same period the 10-year treasury bond did not change consistently with the increased federal funds rate. The 10-year treasury was 4.38% at the beginning of 2004 as compared to 4.12% as of September 30, 2004. During the first nine months of 2004 the low in the 10-year treasury was during the first quarter at approximately 3.72% and the high was approximately 4.70% during the second quarter.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. Residential real estate loans and longer term investments are most affected by the changes in longer term market interest rates such as the ten-year treasury. The overnight deposits in federal funds sold and other short-term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most influenced by short-term market interest rates. Also, changes in interest rates have an effect on the securities available for sale portfolio which is recorded at market value.

For the third quarter of 2004 the net interest margin increased to 3.83% from 3.72% a year ago. For the nine months ended September 30, 2004 the net interest margin was 3.85% compared to 3.88% for the comparable period in 2003. The quarterly results reflect the following significant factors:

- -    The average balance of the securities available for sale portfolio increased by $270.1 million and the average yield increased by 36 basis points. The increase in balance reflects investments made of excess liquidity as rates were changing; the increase in the yield is due to the increased opportunity in the securities marketplace,

- -    the average balance of federal funds sold decreased by $53.7 million and the average yield increased by 39 basis points. The Company invested part of the excess liquidity into the securities portfolio while at the same time the increase in the yield is a result of the increased target federal funds rate,

- -    the average loan portfolio decreased by $59.7 million due to a significant residential real estate refinancing wave that occurred during 2003 and into 2004. These loan refinancings effectively decreased the average yield by 41 basis points on the portfolio, and

- -    the average balance of interest bearing liabilities increased by $135.8 million at the same overall rate as in the third quarter of 2003.

These changes in balances and rates resulted in an 11 basis point increase in the

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

overall net interest margin for the third quarter of 2004. The Company's strategy during the third quarter was to attract deposit customers and to lock in longer-term certificates of deposits and other core deposit relationships. With these new funds the Company reduced slightly the federal funds position and invested the funds into the securities portfolio. The shift in assets from the loan portfolio to securities is in response to opportunities available in the securities marketplace during this time period. Due to the relatively low interest rate environment and the magnitude of the national refinancing trends in mortgage loans, there were large issuances of new securities by the various government agencies. These new issuances provided the opportunity for the Company to make additional portfolio purchases. The Company continues to stress the importance of the loan product and anticipates that as interest rates increase and the refinance market stabilizes there will be increased opportunity in the loan category.


Earning Assets

Total average interest earning assets increased from $2.60 billion for the third quarter of 2003 to $2.76 billion in 2004 with an average yield of 5.25% in 2004 and 5.14% in 2003. Income on earning assets increased by $2.8 million during this same time-period from $33.4 million in 2003 to $36.2 million in 2004. The increase in interest income on earning assets was attributable to the increase in yield on these assets and average balances outstanding.

For the nine month period ended September 30, 2004, the average balance of interest earning assets was $2.72 billion, an increase of $127.4 million from the average balance for the comparable period in 2003 of $2.60 billion. The average yield on interest earning assets was 5.50% for 2003, compared to 5.25% in 2004. The increase in the average balance of earning assets offset the decrease in the yield earned on these assets, thereby resulting in interest income of $107.3 million for the nine months of 2004, compared to $107.2 million for the nine months of 2003.


Loans

The average balance of loans for the third quarter was $1.17 billion in 2004 and $1.23 billion in 2003. The yield on loans decreased from 6.76% in 2003 to 6.35% in 2004. The combination of the lower average balances coupled by lower rates resulted in a decrease of $2.3 million in interest income on loans.

For the nine month period ended September 30, 2004, the average balance in the loan portfolio was $1.17 billion compared to $1.31 billion for the comparable period in 2003. The average yield decreased from 6.96% in 2003 to 6.39% in 2004. The decrease in the average balance of loans outstanding and the decrease in the yield resulted in total interest income of $55.9 million in 2004 compared to $68.2 million in 2003.

During the third quarter and first nine months of 2004, the balance of the loan portfolio

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

decreased primarily as a result of residential mortgage loans. Decreases were also noted in other loan areas as well, with the exception of the increase noted in the home equity credit line product. The average balance of residential mortgage loans for the first nine months of 2004 was $780.8 million compared to $939.8 million for the comparable period in 2003, a decrease of 16.9%. The average yield on residential mortgage loans decreased by 50 basis points during this same period. The third quarter results were very similar to those for the nine months. The average balance of residential mortgage loans decreased from $855.6 million in the third quarter of 2003 to $782.9 million in 2004. The average yield for the third quarter was 7.09% for 2003 compared to 6.64% for 2004.

TrustCo actively markets the residential mortgage loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted previously, mortgage interest rates generally trended downward over the last several years as a result of national economic policy in the United States. During this period of low interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include low closing costs, fast turnaround time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into secondary markets. However, the decrease in the residential mortgage loan portfolio reflects the results of historical low interest rates in the residential loan area and the desire by loan customers to obtain these historic low rates. In light of TrustCo's decision to hold loans in portfolio, management made the decision to offer loans at slightly higher interest rates compared to the local competition. The end result was the decline in balances in this portfolio from a combination of lower origination's and higher prepayments from refinancings with other lenders. TrustCo was somewhat successful in its marketing efforts with respect to the unique aspects of its loan products, however, these successes were not enough to offset the amount of refinancings as a result of customers looking for the lowest interest rates being offered in the marketplace.

During the third quarter 2004 TrustCo lowered its interest rates on new loan originations to match the loan market. This was done at a time when interest rates began to increase and loan refinancings were subsiding.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in long-term interest rates. Consequently the significant amount of refinancing that has occurred may be substantially completed with only residual effects into the remainder of 2004. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

The impact of the changes in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) effects the yield earned on the commercial and home equity loan portfolios. The average yield earned on these loan types for 2004 were 49 bp and 5 bp, respectively, less than the average yields earned during the first nine months of 2003. For 2003 and 2004 the prime rate ranged from 4% (for virtually all of 2003) to 4.75% (which was reached at the end of the third quarter 2004) thereby having only a slight effect on the yield earned during these time periods on home equity credit lines. The decrease in the commercial loan yield during the nine months of 2004 versus 2003 is the result of certain customers with fixed rate loans refinancing to lower rates during 2004.

The average balance of home equity lines of credit increased to $183.9 million during the third quarter of 2004 compared to $158.9 million for the comparable period in 2003. The average yield increased from 3.89% in the third quarter of 2003 to 4.25% in 2004. During the third quarter of 2004 the prime rate, which the home equity product is tied to, increased by 50 basis points in addition to a 25 basis point increase at the end of the second quarter of 2004. This resulted in a prime rate of 4.75% at September 30, 2004 and 4.0% at September 30, 2003.

The nine months results also reflect growth, with an average balance in 2004 of $179.2 million compared to $150.8 million in 2003. The average yield for these periods was 4.06% in 2003 and 4.01% in 2004. The increase in the average balance of home equity lines of credit reflects the consumers desire to obtain the lowest cost financing vehicles available. TrustCo's home equity line of credit is a discount to prime rate during an introductory period and then floats with prime over the life of the line. Closing costs are waived for these loans as long as the line remains active for a set period of time. Though rates on home equity lines of credit began to increase during the third quarter of 2004, overall yields were down 5 basis points for the year 2004 versus 2003.


Securities Available for Sale

During the third quarter of 2004, the average balance of securities available for sale was $1.08 billion with a yield of 5.82%, compared to $811.3 million for the third quarter of 2003 with a yield of 5.46%. The combination of the increase in average balance and the increase in the yields caused an increase in interest income on securities available for sale of $4.7 million between the third quarter of 2003 and 2004.

The increase in average balance caused a $12.8 million increase in interest income on securities available for sale during the first nine months of 2004 versus the first nine months of 2003. The total average balance of securities available for sale during the

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

nine months of 2003 was $764.9 million with an average yield of 6.00% compared to an average balance for 2004 of $1.07 billion with a yield of 5.90%. The decrease of 10 basis points in the yield on securities available for sale for the nine months of 2004 compared to 2003 is the result of additional investments made in mortgage related securities and a reduction in the balance of state and political subdivision securities.

Within the portfolio of securities available for sale, there was a $195.3 million increase in the average balance of US Treasury and agency obligations from $524.4 million in the third quarter of 2003 to $719.7 million for the comparable period in 2004. The yield on this category of securities increased from 4.56% in 2003 to 5.52% in 2004.

The nine month balance for US Treasury and agency obligations increased from $418.7 million in 2003 to $730.2 million in 2004. The yield was 5.60% in 2004 as compared to 4.80% in 2003.

The increased balances of securities available for sale were in response to the historical low yield available in the federal funds marketplace, increased cash flow as a result of loan refinancing and deposit inflows. Though the investment yields on 2004 purchases are overall lower than the yield earned on the existing securities portfolio, the new investments provide additional interest income and help to offset the loss of interest income from other areas. Virtually all of the new purchases of US Treasury and agency obligations were callable agency bonds and mortgage related securities issued by Freddie Mac and FNMA. These bonds have call features that allow the issuer to redeem the bonds at predetermined times.

The average balance of mortgage-backed securities increased by $119.1 million during the third quarter of 2004 compared to 2003 with a yield of 4.69% in 2004 and 5.94% in 2003. During 2004 additional investments were made in short-term collateralized mortgage obligations to supplement the investment portfolio. The impact on the year to date results was also due to purchases of these collateralized mortgage obligations.

As previously noted, during 2003 and into 2004 management decided to invest some of the additional cash flows coming from the loan portfolio refinancings into the securities available for sale portfolio so as to provide interest income and as a means of utilizing these funds other than in overnight investments. The securities purchased during this time period have been primarily collateralized mortgage obligations and US Treasury and agency obligations consistent with the Company's past practices. While this strategy provides the Company with additional interest income over the federal funds rate, it does subject these assets to a greater degree of interest rate risk. General market interest rate increases impact the market value of the securities available for sale portfolio thereby creating a reduction in the overall portfolio's unrealized gain position and lowering the Company's accumulated other comprehensive income (a

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

component of shareholders' equity). As market interest rates increased during 2004, the accumulated other comprehensive income decreased from $21.0 to $9.9 million during the first nine months of 2004.


Federal Funds Sold and Other Short-Term Investments

During the third quarter of 2004, the average balance of federal funds sold and other short-term investments was $500.2 million with an average yield of 1.43%, compared to the average balance for the three month period ended September 30, 2003 of $554.0 million with an average yield of 1.04%. The decrease in the average balance and the increase in the average yield resulted in total interest income on federal funds sold and other short-term investments of $1.8 million for 2004 compared to $1.4 million for 2003.

During the nine month period ended September 30, 2004, the average balance of federal funds sold and other short-term investments was $490.9 million with a yield of 1.14% compared to an average balance of $523.4 million in 2003 with an average yield of 1.17%.

The federal funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.


Funding Opportunities

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the quarter, total average interest bearing liabilities were $2.38 billion for 2004 and $2.25 billion for 2003. The rate paid on total interest bearing liabilities was 1.64% for both 2004 and 2003. Total interest expense for the third quarter increased approximately $490 thousand to $9.8 million for 2004 compared to $9.3 million for 2003.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield decreased from 1.86% in 2003 to 1.61% in 2004. The decrease in yield for the nine months of 2004 versus 2003 of 37 basis points is due primarily to the decrease in interest rates on certificates of deposits, money market and savings accounts. These deposit yields decreased due to general trends in market rate indexes during this time period. Total average interest bearing liabilities were $2.36 billion for the nine-month period ended September 30, 2004 and $2.25 billion for 2003.

Demand deposit balances increased during the third quarter of 2004 compared to the third quarter of 2003. Demand deposits averaged $218.4 million in 2004 and $197.6

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

million in 2003. On a year to date basis, demand deposits were $207.4 million compared to $186.4 million in 2003.

Interest bearing deposit balances have increased from $2.17 billion for the third quarter of 2003 to $2.28 billion for the same period in 2004. Each of the deposit categories experienced increases, except money market accounts, with notable increases in the savings account category that increased by $50.1 million on a quarter to quarter basis between 2003 and 2004. Likewise, the average balance of interest bearing deposit accounts for the nine-month periods have also increased. For the nine months of 2004 the average balance of interest bearing deposits was $2.26 billion compared to $2.14 billion in 2003. The increases in the average balance of interest bearing deposits is attributable to movement by customers of funds back into the banking system and away from the stock and bond markets. This reinvestment of funds back into the banking system by customers is also supplemented by the expanded branch network and the new deposits that are being attracted to TrustCo in these new territories.

Short-term borrowings for the quarter were $107.5 million in 2004 compared to $75.6 million in 2003. The average rate increased during this time period from 0.70% to 0.94% for the third quarter of 2004, reflecting recent increases in the federal funds rate. For the nine months ended September 30, 2004 the average balance of short term borrowings was $106.4 million as compared to $115.8 million in 2003. The average yield was 0.79% in 2004 and 0.85% in 2003.


Net Interest Income

Taxable equivalent net interest income increased to $26.4 million for the third quarter of 2004. The net interest spread increased 11 basis points between 2003 and 2004 and the net interest margin increased by 11 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2004, compared to the same period in 2003. Net interest income for the first nine months of 2004 was $78.7 million, an increase of $2.9 million from the $75.9 million for the first nine months of 2003. Net interest spread was 3.64% for both September 30, 2004 and 2003, while net interest margin decreased 3 basis points to 3.85% for the nine month period ended September 30, 2004, compared to the nine month period ended September 30, 2003.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2004.

Nonperforming loans: Total nonperforming loans were $3.1 million at September 30, 2004, a decrease from the $3.6 million of nonperforming loans at September 30, 2003. Nonaccrual loans were $338 thousand at September 30, 2004 and zero at September 30, 2003. Loans past due 3 payments or more and still accruing interest were $8 thousand at September 30, 2004 and zero at September 30, 2003. Restructured loans were $2.8 million at September 30, 2004 compared to $3.6 million at September 30, 2003.

Of the $3.1 million of nonperforming loans at September 30, 2004, all are residential real estate or retail consumer loans. The vast majority of nonperforming loans in the past were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and charge offs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

     * The overall emphasis within TrustCo for residential real estate originations,

     * The relatively weak economic environment in the upstate New York territory, and

     * The relative depression in real estate values in many of the Company's market areas that has occurred since the middle of the 1990's, thereby causing a reduction in the collateral that supports the real estate loans.

Consumer loan defaults and bankruptcies have increased over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and works aggressively to minimize losses or exposures.

Total impaired loans at September 30, 2004 of $2.6 million, consisted of restructured retail loans. During the first nine months of 2004, there have been $335 thousand of commercial loan charge offs and $5.1 million of mortgage and consumer loan charge offs as compared with $146 thousand of commercial loan charge offs and $7.8 million of mortgage and consumer loan charge offs in the first nine months of 2003. Recoveries during the first nine month periods have been $4.9 million in 2004 and $3.5 million in 2003.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

Real estate owned: Total real estate owned was zero at September 30, 2004 and at September 30, 2003.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2004, the allowance for loan losses was $48.7 million, a decrease from the allowance at September 30, 2003 of $49.1 million. The allowance represents 4.10% of the loan portfolio as of September 30, 2004 compared to 4.08% at September 30, 2003. For the nine month periods, the provision charged to expense was $450 thousand for 2004 and $900 thousand for 2003.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     *    The magnitude and nature of the recent loan charge offs,

     * The change in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

     * Changes in underwriting standards in the competitive environment in which TrustCo operates,

     * Significant growth in the level of losses associated with bankruptcies in New York State and the time period needed to foreclose, secure and dispose of collateral, and

     * The relatively weak economic environment in the upstate New York territory combined with depressed real estate prices in many of the Company's market areas.

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

Management continues to monitor these and other asset quality trends as part of the review of the allowance adequacy.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004


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


Noninterest Income

Total noninterest income for the three months ended September 30, 2004 was $9.0 million, as compared to $10.2 million for the comparable period in 2003. During these periods, the Company recorded net securities gains of $4.7 million for 2003 and $4.6 million for 2004. Excluding these securities transactions, noninterest income decreased from $5.5 million in the third quarter of 2003 to $4.4 million in 2004.

Similar results were also recognized for the nine months of 2004 compared to 2003. Total noninterest income was $26.1 million for 2004 compared to $25.6 million for 2003. Excluding net securities transactions, noninterest income was $13.7 million for 2004 and $15.5 million for 2003.

Gross realized gains on securities transactions have been significant for both the nine month and quarterly results in 2004 and 2003. Gross realized losses on securities transactions were immaterial during the nine months ended September 30, 2004 and 2003. The level of these transactions reflect management's decision to liquidate certain investments as interest rates were at historically low levels and therefore the gains on security sales were high. These sales provide the Company with additional liquidity for potential reinvestment at higher interest rates later in 2004 or in 2005. Management also has begun liquidating certain equity investments that had accumulated over the last several years as part of the expansion program to acquire other companies. Proposed changes in accounting standards relative to investment securities may limit the Company's ability to record similar transactions in the future (see "Proposed Accounting Standards").

Trust department income decreased by $379 thousand to $1.4 million for the third quarter of 2004. The reduction in trust fee income is the result of additional nonrecurring estate fee income recognized in 2003. Service fees and other income are also down between 2004 and 2003 due primarily to loan volume reductions and refinancing activities.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004


Noninterest Expenses

Total noninterest expense for the third quarter of 2004 was $11.5 million, down slightly from $11.6 million in the third quarter of 2003. For the nine months ended September 30, 2004, total noninterest expense was $35.7 million compared to $36.8 million in 2003.

Salaries and employee benefits expense decreased from $5.1 million for the third quarter of 2003 to $5.0 million for the comparable period in 2004. Total salaries and employee benefits were $15.4 million in both 2004 and 2003.

Net occupancy expense increased slightly during the quarter from $1.4 million in 2003 to $1.5 million in 2004 due primarily to the new branch operations and the cost of utilities. Similar increases were also noted during the nine month period with net occupancy expense of $5.0 million for 2004 compared to $4.6 million in 2003.

Equipment expense decreased during the quarter by approximately $187 thousand from $569 thousand in 2003 to $382 thousand in 2004 as a result of reduced computer expense due to contracts not being renewed in 2004 as a result of the data processing conversion. On a year to date basis, equipment expense decreased by $1.2 million due to the non renewal of computer contracts and the write-offs in 2003 of equipment and software no longer utilized.

Professional service expenses for the third quarter of 2004 were $900 thousand, an increase of $16 thousand from the comparable period in 2003. On a year to date basis, professional service expenses were $2.7 million in 2004 compared to $2.3 million in 2003. Included in the 2004 expense were additional fees paid for consultants to assist in the upcoming 2004 computer software conversion. Those expenses were not incurred in 2003.

Outsourced services decreased from $1.3 million in the third quarter of 2003 to $1.1 million for the third quarter of 2004. On a year to date basis, outsourced services were $3.3 million in 2004 compared to $4.4 million in 2003. These costs are for data processing, item processing and certain back office operations that were transferred to a third party vendor in the fourth quarter of 2002. The decrease in outsourced services expense between 2003 and 2004 was the elimination of a data input outsourced service in the latter part of 2003 that was brought back in-house. There was a reduction in the fees paid to the third party vendor as a result of this change, however the additional work was absorbed by the existing TrustCo employees.


Income Taxes

In the third quarter of 2004 and 2003, TrustCo recognized income tax expense of $7.3 million and $6.8 million, respectively. This resulted in an effective tax rate of 32.4% for

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

2004 and 32.1% for 2003. For the nine months of 2004, total income tax expense was $21.1 million compared to $17.8 million for 2003. This resulted in an effective tax rate of 32.6% for 2004 and 30.3% for 2003. This increase was primarily the result of a reduction in the amount invested in tax advantaged states and political subdivisions during these time periods.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2004 was $224.2 million, a decrease of $2.6 million from the year-end 2003 balance of $226.8 million. The change in total shareholders' equity between year-end 2003 and September 30, 2004 reflects net income of $10.3 million retained by TrustCo (net income of $43.7 million less dividends to shareholders of $33.4 million) and a $5.3 million increase as a result of stock option exercises partially offset by an $11.1 million reduction in the net unrealized gain on securities available for sale, net of tax, and a $7.1 million net increase in treasury stock.

TrustCo declared dividends of $0.450 per share during the first nine months of 2004 and 2003. These resulted in a dividend payout ratio of 81.7% in 2003 and 76.4% in 2004. The Company achieved the following capital ratios as of September 30, 2004 and 2003:

                                  September 30,            Minimum Regulatory
                                2004         2003              Guidelines
                               ----------------------------------------------
Tier 1 risk adjusted
       capital                 16.80%       16.60%                4.00%

Total risk adjusted
       capital                 18.08%       17.89%                8.00%

In addition, at September 30, 2004 and 2003, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.58% and 7.70%, respectively.


Proposed Accounting Standards

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. EITF Issue 03-01-1, "Effective Date of Paragraphs 10-20 of EITF

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2004

Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force ("EITF") Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other- than-temporarily impaired and was originally effective for evaluations made in periods beginning after June 15, 2004 (July 1, 2004 for the Company). This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Also, the disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The delay will be suspended concurrent with the final issuance of Staff Position No. EITF 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads. The impact of the final issuance of Staff Position No. EITF 03-01-a on the Company's financial condition and results of operations cannot be determined at the present time.

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." The Exposure Draft proposes changes in accounting that would replace existing requirements under FASB Statement No. 123 and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date and recognized over the vesting period. Current accounting literature relating to so-called fixed plan employee stock options permits an election to disclose the associated expense in the notes to the financial statements without recognition in the income statement. The proposal would permit either prospective or retrospective adoption and presently is proposed to be effective for public companies beginning July 1, 2005.


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


                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

    The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis.
 The average balances of securities available for sale are calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $7.4 million in 2004 and $16.4 million in 2003. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.


                                           Three                                 Three
                                           Months                                Months
                                            2004                                  2003
                                         -----------                           -----------
                                           Average      Interest     Average     Average      Interest    Average
(dollars in thousands)                     Balance                    Rate       Balance                   Rate
                                         -----------   -----------    -----    -----------    --------    -----

         Assets

Commercial loans                         $   195,705   $     3,330     6.80%   $   206,440    $  3,727     7.22%
Residential mortgage loans                   782,855        12,993     6.64%       855,608      15,175     7.09%
Home equity lines of credit                  183,941         1,967     4.25%       158,882       1,557     3.89%
Installment loans                             12,443           364    11.63%        13,746         445    12.85%
                                         -----------   --------------------    -----------    -----------------
Loans, net of unearned income              1,174,944        18,654     6.35%     1,234,676      20,904     6.76%

Securities available for sale:
 U.S. Treasuries and agencies                719,707         9,927     5.52%       524,408       5,984     4.56%
 Mortgage-backed securities
   and collateralized mtg. obligations       176,255         2,066     4.69%        57,142         848     5.94%
 States and political subdivisions           161,884         3,161     7.81%       190,708       3,735     7.83%
 Other                                        23,561           577     9.80%        39,041         509     5.21%
                                         -----------   --------------------    -----------    -----------------
   Total securities available for sale     1,081,407        15,731     5.82%       811,299      11,076     5.46%

Federal funds sold and other
  short-term investments                     500,249         1,798     1.43%       553,974       1,446     1.04%
                                         -----------   --------------------    -----------    -----------------
  Total Interest earning assets            2,756,600        36,183     5.25%     2,599,949      33,426     5.14%
                                                       --------------------                   -----------------
Allowance for loan losses                    (49,445)                              (50,490)
Cash and non-interest earning assets         141,112                               154,335
                                         -----------                           -----------
  Total assets                           $ 2,848,267                           $ 2,703,794
                                         ===========                           ===========

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking               $   334,792           408     0.48%   $   321,309         391     0.48%
 Money market accounts                       142,061           326     0.91%       149,830         423     1.12%
 Savings                                     825,879         2,042     0.98%       775,782       1,922     0.98%
 Time deposits                               972,350         6,765     2.77%       924,024       6,435     2.76%
                                         -----------   --------------------    -----------    -----------------
  Total interest bearing deposits          2,275,082         9,541     1.67%     2,170,945       9,171     1.68%

Short-term borrowings                        107,495           254     0.94%        75,606         133     0.70%
Long-term debt                                   122             2     5.19%           303           3     5.86%
                                         -----------   --------------------    -----------    -----------------
  Total interest bearing liabilities       2,382,699         9,797     1.64%     2,246,854       9,307     1.64%
                                                       -----------                            --------
Demand deposits                              218,372                               197,572
Other liabilities                             28,853                                42,009
Shareholders' equity                         218,343                               217,359
                                         -----------                           -----------
  Total liab. & shareholders' equity     $ 2,848,267                           $ 2,703,794
                                         ===========                           ===========
Net interest income                                         26,386                              24,119
                                                       -----------                            --------
Net interest spread                                                    3.61%                               3.50%
Net interest margin (net interest
 Income to total interest earning
   assets)                                                             3.83%                               3.72%

Tax equivalent adjustment                                    1,232                               1,385
                                                       -----------                            --------
   Net interest income per book                        $    25,154                            $ 22,734
                                                       ===========                            ========





                                              Change in         Variance           Variance
                                              Interest          Balance              Rate
                                               Income/           Change             Change
(dollars in thousands)                        Expense
                                              --------          --------           --------

         Assets

Commercial loans                              $   (397)         $   (136)          $   (261)
Residential mortgage loans                      (2,182)           (1,712)              (470)
Home equity lines of credit                        410               966               (556)
Installment loans                                  (81)              (43)               (38)
                                              ---------------------------------------------
Loans, net of unearned income                   (2,250)             (925)            (1,325)

Securities available for sale:
 U.S. Treasuries and agencies                    3,943             3,812                131
 Mortgage-backed securities
   and collateralized mtg. obligations           1,218             3,036             (1,818)
 States and political subdivisions                (574)             (497)               (77)
 Other                                              68                53                 15
                                              ---------------------------------------------
   Total securities available for sale           4,655             6,404             (1,749)

Federal funds sold and other
  short-term investments                           352               145                207
                                              ---------------------------------------------
  Total Interest earning assets                  2,757             5,624             (2,867)
                                              ---------------------------------------------
Allowance for loan losses
Cash and non-interest earning assets

  Total assets

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking                          17               142               (125)
 Money market accounts                             (97)              384               (481)
 Savings                                           120             1,624             (1,504)
 Time deposits                                     330             2,916             (2,586)
                                              ---------------------------------------------
  Total interest bearing deposits                  370             5,066             (4,696)

Short-term borrowings                              121                69                 52
Long-term debt                                      (1)               (1)               ---
                                              ---------------------------------------------
  Total interest bearing liabilities               490             5,134             (4,644)
                                              ---------------------------------------------
Demand deposits
Other liabilities
Shareholders' equity

  Total liab. & shareholders' equity

Net interest income                              2,267               490             1,777
                                              ---------------------------------------------
Net interest spread
Net interest margin (net interest
 Income to total interest earning
   assets)

Tax equivalent adjustment

   Net interest income per book



                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis.
 The average balances of securities available for sale are calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $12.7 million in 2004 and $23.5 million in 2003. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.


                                            Nine                                  Nine
                                           Months                                Months
                                            2004                                  2003
                                         -----------                           -----------
                                           Average      Interest    Average      Average       Interest    Average
(dollars in thousands)                     Balance                   Rate        Balance                    Rate
                                         -----------    ---------    -----     -----------     ---------    -----

         Assets

Commercial loans                         $   193,745    $   9,938     6.84%    $   203,577     $  11,205     7.33%
Residential mortgage loans                   780,841       39,474     6.74%        939,841        51,065     7.24%
Home equity lines of credit                  179,225        5,379     4.01%        150,751         4,575     4.06%
Installment loans                             12,528        1,092    11.65%         14,261         1,398    13.12%
                                         -----------    ------------------     -----------     ------------------
Loans, net of unearned income              1,166,339       55,883     6.39%      1,308,430        68,243     6.96%

Securities available for sale:
 U.S. Treasuries and agencies                730,167       30,653     5.60%        418,707        15,082     4.80%
 Mortgage-backed securities
   and collateralized mtg. obligations       138,648        4,916     4.73%         61,334         2,853     6.20%
 States and political subdivisions           170,471       10,104     7.90%        211,881        12,642     7.96%
 Other                                        27,634        1,571     7.58%         72,950         3,842     7.02%
                                         -----------    ------------------     -----------     ------------------
   Total securities available for sale     1,066,920       47,244     5.90%        764,872        34,419     6.00%

Federal funds sold and other
  short-term investments                     490,874        4,198     1.14%        523,385         4,586     1.17%
                                         -----------    ------------------     -----------     ------------------
  Total Interest earning assets            2,724,133      107,325     5.25%      2,596,687       107,248     5.50%
                                                        ------------------                     ------------------
Allowance for loan losses                    (49,321)                              (51,828)
Cash and non-interest earning assets         148,867                               158,721
                                         -----------                           -----------
  Total assets                           $ 2,823,679                           $ 2,703,580
                                         ===========                           ===========

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking               $   330,664        1,193     0.48%    $   318,090         1,281     0.54%
 Money market accounts                       157,260        1,154     0.98%        147,548         1,484     1.34%
 Savings                                     807,514        5,947     0.98%        754,185         6,865     1.22%
 Time deposits                               962,082       19,648     2.73%        915,735        20,976     3.06%
                                         -----------    ------------------     -----------     ------------------
  Total interest bearing deposits          2,257,520       27,942     1.65%      2,135,558        30,606     1.92%

Short-term borrowings                        106,425          633     0.79%        115,844           739     0.85%
Long-term debt                                   162            7     5.46%            349            14     5.46%
                                         -----------    ------------------     -----------     ------------------
  Total interest bearing liabilities       2,364,107       28,582     1.61%      2,251,751        31,359     1.86%
                                                        ---------                              ---------
Demand deposits                              207,387                               186,406
Other liabilities                             31,442                                38,141
Shareholders' equity                         220,743                               227,282
                                         -----------                           -----------
  Total liab. & shareholders' equity     $ 2,823,679                           $ 2,703,580
                                         ===========                           ===========
Net interest income                                        78,743                                 75,889
                                                        ---------                              ---------
Net interest spread                                                   3.64%                                  3.64%
Net interest margin (net interest
 Income to total interest earning
   assets)                                                            3.85%                                  3.88%

Tax equivalent adjustment                                   3,860                                  5,061
                                                        ---------                              ---------
   Net interest income per book                         $  74,883                              $  70,828
                                                        =========                              =========





                                              Change in        Variance       Variance
                                               Interest        Balance          Rate
                                               Income/          Change         Change
(dollars in thousands)                         Expense
                                              ---------        --------       --------

         Assets

Commercial loans                              $  (1,267)       $   (434)      $   (833)
Residential mortgage loans                      (11,591)         (9,094)        (2,497)
Home equity lines of credit                         804           1,163           (359)
Installment loans                                  (306)           (163)          (143)
                                              ----------------------------------------
Loans, net of unearned income                   (12,360)         (8,528)        (3,832)

Securities available for sale:
 U.S. Treasuries and agencies                    15,571          15,054            517
 Mortgage-backed securities
   and collateralized mtg. obligations            2,063           3,344         (1,281)
 States and political subdivisions               (2,538)         (2,198)          (340)
 Other                                           (2,271)         (1,771)          (500)
                                              ----------------------------------------
   Total securities available for sale           12,825          14,429         (1,604)

Federal funds sold and other
  short-term investments                           (388)           (160)          (228)
                                              ----------------------------------------
  Total Interest earning assets                      77           5,741         (5,664)
                                              ----------------------------------------
Allowance for loan losses
Cash and non-interest earning assets

  Total assets

Liabilities and shareholders' equity
Deposits:
 Interest bearing checking                          (88)             89           (177)
 Money market accounts                             (330)            267           (597)
 Savings                                           (918)          1,105         (2,023)
 Time deposits                                   (1,328)          2,087         (3,415)
                                              ----------------------------------------
  Total interest bearing deposits                (2,664)          3,548         (6,212)

Short-term borrowings                              (106)            (69)           (37)
Long-term debt                                       (7)             (7)           ---
                                              ----------------------------------------
  Total interest bearing liabilities             (2,777)          3,472         (6,249)
                                              ----------------------------------------
Demand deposits
Other liabilities
Shareholders' equity

  Total liab. & shareholders' equity

Net interest income                               2,854           2,269            585
                                              ----------------------------------------
Net interest spread
Net interest margin (net interest
 Income to total interest earning
   assets)

Tax equivalent adjustment

   Net interest income per book


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2003, the Company is subject to interest rate risk as its principal market risk. As noted in Item 2 (Management's Discussion and Analysis for the nine months ended September 30, 2004), the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. The average balance of federal funds sold and other short-term investments has decreased from $523.4 million in 2003 to $490.9 million in 2004. As investment opportunities presented themselves, management began investing funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the fourth quarter. The Company believes there was no significant change to its interest rate risk during the third quarter of 2004.


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

          None.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds



                                                                          Total            Maximum
                                                                        Number of          Number
                                                                          Shares          of Shares
                                                                       Purchased as       that May
                                                                         Part of           Yet Be
                                            Total          Average       Publicly         Purchased
                                          Number of         Price       Announced         Under the
                  2004                      Shares        Paid per       Plans or         Plans or
                 Period                   Purchased         Share        Programs         Programs


            July 1 - July 31                33,600         $ 12.60          0                N/A

          August 1 - August 31             163,400         $ 12.74          0                N/A

           Sept. 1 - Sept. 30                3,000         $ 12.79          0                N/A

                 Total                     200,000         $ 12.72          0                N/A


          All 200,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company's dividend reinvestment plan.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submissions of Matters to Vote of Security Holders

          None.


Item 5.   Other Information

          None.

                            Exhibits

Item 6.


Reg S-K (Item 601)
Exhibit No.                        Description
- ----------------------------------------------------------------------------

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




                                      TrustCo Bank Corp NY


                                      By: /s/ Robert J. McCormick
                                      ---------------------------
                                      Robert J. McCormick
                                      President and
                                      Chief Executive Officer




                                      By: /s/ Robert T. Cushing
                                      ---------------------------
                                      Robert T. Cushing
                                      Executive Vice President
                                      and Chief Financial Officer




Date: November 9, 2004

                                   Exhibits

                               Exhibits Index

Reg S-K
Exhibit No.                        Description
- ----------------------------------------------------------------------------

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

                                   Exhibits

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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




Date: November 9, 2004


/s/ Robert J. McCormick
- -----------------------
President and
Chief Executive Officer

                                   Exhibits

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

                                   Exhibits

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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




Date: November 9, 2004


/s/ Robert T. Cushing
- ----------------------------
Executive Vice President and
Chief Financial Officer

                                   Exhibits

Exhibit 32

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 Of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                      /s/ Robert J. McCormick
                                      ---------------------------
                                      Robert J. McCormick
                                      President and
                                      Chief Executive Officer




                                      /s/ Robert T. Cushing
                                      ---------------------------
                                      Robert T. Cushing
                                      Executive Vice President
                                      and Chief Financial Officer

November 9, 2004