Form 10-K
period 2004-12-31
TRUSTCO BANK CORP N Y
filed 2005-03-15
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004

                                      Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ____________________ to _____________________


                        Commission file number 0-10592
                        ------------------------------


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

                                --------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes.( ) No.( )

       Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (x) No.( )

       The aggregate market value of the common stock held by non-affiliates as of June 30, 2004 was approximately $971,901,000 (based upon the closing price of $13.10 on June 30, 2004, as reported on the Nasdaq National Market).

       The number of shares outstanding of the registrant's common stock as of March 1, 2005 was 74,926,993.

Documents Incorporated by Reference:  (1) Portions of registrant's Annual
                                          Report to Shareholders for the
                                          fiscal year ended December 31, 2004
                                          (Part I and Part II).

                                      (2) Portions of registrant's Proxy
                                          Statement filed for its Annual
                                          Meeting of Shareholders to be
                                          held May 9, 2005 (Part III).

                                    INDEX


Description                                                              Page
-----------------------------------------------------------------------------


PART I

   Item 1       Business                                                   1
   Item 2       Properties                                                 8
   Item 3       Legal Proceedings                                          8
   Item 4       Submission of Matters to a Vote of Security Holders        8


PART II

   Item 5       Market for the Registrant's Common Equity,                 9
                     Related Stockholder Matters and Issuer
                     Purchases of Equity Securities
   Item 6       Selected Financial Data                                   11
   Item 7       Management's Discussion and Analysis of                   11
                     Financial Condition and Results of Operations
   Item 7A      Quantitative and Qualitative Disclosures about            11
                     Market Risk
   Item 8       Financial Statements and Supplementary Data               11
   Item 9       Changes in and Disagreements with Accountants             11
                     On Accounting and Financial Disclosure
   Item 9A      Controls and Procedures                                   11
   Item 9B      Other Information                                         12


PART III

   Item 10      Directors and Executive Officers of Registrant            12
   Item 11      Executive Compensation                                    13
   Item 12      Security Ownership of Certain Beneficial Owners           13
                     and Management
   Item 13      Certain Relationships and Related Transactions            13
   Item 14      Principal Accounting Fees and Services                    13


PART IV

   Item 15      Exhibits, Financial Statement Schedules                   14

                Signatures                                                18


EXHIBITS INDEX                                                            20

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 511 full-time equivalent employees of TrustCo at year-end 2004. TrustCo had 14,395 shareholders of record as of December 31, 2004 and the closing price of the TrustCo common stock at that date was $13.79.


Subsidiaries

TrustCo Bank

TrustCo Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 72 automatic teller machines and 75 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Warren, Washington and Westchester counties of New York State, Sarasota, Seminole and Orange counties in Florida and Bennington County in Vermont. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision ("OTS") and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank established an operating subsidiary, TrustCo Vermont Investment Company, in September 2003 for the purposes of holding all of the shares of the capital stock of the Bank's existing subsidiary, TrustCo Realty Corp., that were held by the Bank and of acquiring and managing other investments. TrustCo Realty Corp. holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2004 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $992 million as of December 31, 2004.

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


Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in those market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last several years. Commercial banks, local thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.


Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company registered under the Home Owners' Loan Act (the "Act"), TrustCo is regulated and examined by the OTS. The Act requires TrustCo to obtain prior OTS approval for acquisitions and restricts the business operations permitted to TrustCo. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank's primary federal regulator.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, which appears on page 34 thereof, contains information concerning restrictions on TrustCo's ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, which appears on page 45 thereof and contains information concerning regulatory capital requirements.

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


Community Reinvestment Act

The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities (ii) its qualified investments; and (iii) through the availability and effectiveness of the banks system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Qualified Thrift Lender Test

Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender ("QTL") test or the Internal Revenue Service (IRS) tax code Domestic Building and Loan Association (DBLA) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company's mandatory registration as a savings and loan holding company under the Home Owners' Loan Act. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a "business operations test" and a "60 percent of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) The institution acquires its savings in conformity with OTS rules and regulations and (ii) The general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The Bank is currently, and expects to remain, in compliance with these standards.


Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2004 was 0% of the first $6.6 million of such accounts, 3% of the next $45.4 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2004.


Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the"GLB Act") was signed into law. The GLB Act made significant changes to the operations of financial services companies. It repealed prohibitions on affiliations among banks, securities firms and insurance companies. It authorized a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company." A financial holding company may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the GLB Act specifies so-called "functional regulation," various federal and state regulators have continued authority over certain activities of financial holding companies and other regulated financial institutions.

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


Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.


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

Availability of Reports

This annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our Internet site, www.trustcobank.com.


Forward-Looking Statements

Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and
(v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 2. Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 75 offices, of which 24 are owned and 51 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

None.

Executive Officers of TrustCo

     The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:



                                                                                                 Year First
Name, Age and                      Principal Occupations                                         Became
Position                           Or Employment Since                                           Executive
With TrustCo                       January 1, 1999                                               of TrustCo
-----------------------------------------------------------------------------------------------------------

Robert J. McCormick, 41,           President and Chief Executive Officer of                      2000
President and Chief                TrustCo since January 2004, Executive Officer
Executive Officer                  of TrustCo since 2001 and President and Chief
                                   Executive Officer of TrustCo Bank since November 2002.
                                   Joined TrustCo Bank in 1995. Robert J. McCormick
                                   is the son of Robert A. McCormick, Chairman of
                                   TrustCo and TrustCo Bank.


Robert T. Cushing, 49,             Executive Vice President and Chief Financial Officer          1994
Executive Vice President           of TrustCo since January 2004, President and Chief
and Chief Financial Officer        Executive Officer of TrustCo from November 2002 to
                                   December 2003; Executive Officer of TrustCo and TrustCo
                                   Bank since 1994. Joined TrustCo Bank in 1994.



Scot R. Salvador, Age 38,          Executive Vice President and Chief Banking Officer            2004
Executive Vice President           of TrustCo and TrustCo Bank since January 2004.
and Chief Banking Officer          Officer of TrustCo Bank since 1996. Joined TrustCo
                                   Bank in 1995.


Robert M. Leonard, Age 42,         Administrative Vice President and Secretary                   2003
Administrative Vice President      of TrustCo and TrustCo Bank since 2004. Secretary of
and Secretary                      TrustCo and TrustCo Bank since 2003. Joined TrustCo Bank
                                   in 1986.


Each executive officer is elected by the Board of Directors to serve until election of his successor.



                                   PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Re-purchases of Equity Securities

TrustCo's common stock is traded on The Nasdaq Stock Market under the symbol "TRST." Information with respect to the range of high and low bid information for TrustCo's common stock, and with respect to the frequency and amount of cash dividends declarded on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004. TrustCo had 14,471 shareholders of record as of March 1, 2005, and the closing price of TrustCo's common stock on that date was $12.05.

The following table provides information, as of December 31, 2004, regarding securities authorized for issuance under TrustCo's equity compensation plans.



                                                                                                        Number of
                                                                                                       securities
                                          Number of                                                     remaining
                                       securities to be                                           available for future
                                         issued upon                Weighted-average                 issuance under
                                         exercise of                exercise price of              equity compensation
                                         outstanding                   outstanding                  plans (excluding
                                      options, warrants             options, warrants             securities reflected
                                          and rights                   and rights                    in column (a))

   Plan category                             (a)                           (b)                             (c)

Equity
compensation plans
approved by                               4,445,110                      $10.00                         1,821,520
security holders

Equity
compensation plans
not approved by                              None                         None                            None
security holders

Total                                     4,445,110                      $10.00                         1,821,520



The following table provides information with respect to purchases of shares of TrustCo's common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2004.


                                               Purchases of Equity Securities


                                                                                     Total
                                                                                   Number of                     Maximum
                                                                                    Shares                       Number
                                                                                 Purchased as                   Of Shares
                                                                                    Part of                     That May
                                      Total                 Average                Publicly                      Yet Be
                                    Number of                Price                 Announced                    Purchased
             2004                    Shares                Paid per                Plans or                     Under the
            Period                  Purchased                Share                 Programs                 Plans or Programs

October 1-31                         38,415                 $13.15                     0                           N/A

November 1-30                             0                 $    0                     0                           N/A

December 1-31                             0                 $    0                     0                           N/A

     Total                           38,415                 $13.15                     0                           N/A


All 38,415 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company's dividend reinvestment plan.


Item 6. Selected Financial Data

Page 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pages 17 through 20 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP on pages 28 through 45 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.


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

Management's Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP on pages 27 and 28 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein by reference.

Subsequent to the date of Management's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 9B. Other Information

None.



                                   PART III

Item 10. Directors and Executive Officers of Registrant

The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 9, 2005 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers" on pages 3 through 5, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Cheri J. Parvis, Vice President-Personnel, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

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

TrustCo's Audit Committee consists of four non-employee directors, each of whom has been selected for the Audit Committee by the Board based on a determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and our independent auditors. Members of the committee include William D. Powers (Chairman), Joseph Lucarelli, Anthony J. Marinello, M.D., Ph.D., and William
J. Purdy. The Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate, and has, in fact, retained Marvin & Co., an independent accounting firm, as a consultant to the committee. Further, the Audit Committee receives directly or has access to extensive information from reviews and examinations by the Company's internal auditor, independent auditor and the various banking regulatory agencies having jurisdiction over the Company and its subsidiaries.

Item 11. Executive Compensation

The information under the captions "TrustCo and TrustCo Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 7 through 11 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 9, 2005, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers," on pages 3 through 5 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 21 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 9, 2005, is incorporated herein by reference. Additional information concerning the Company's equity compensation plan is set forth in Item 5 hereof.


Item 13. Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and TrustCo Bank Directors, Executive Officers and Associates" on page 21 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 9, 2005 is incorporated herein by reference.


Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP ("KPMG") for the audit of TrustCo's annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and fees billed for other services provided by KPMG during 2004 and 2003.

                                         2004                 2003
                                       --------             --------
Audit Fees                             $315,000             $212,000
Audit Related Fees(1)                    23,500               28,000
Tax Fees(2)                             148,110              152,655
All Other Fees(3)                        85,700              132,600
                                       --------             --------
Total Fees                             $572,310             $525,265
                                       ========             ========

(1) For 2004 and 2003, audit-related fees consisted of fees for audits of certain employee benefit plan financial statements. Fees for 2003 also includes fees for an audit of TrustCo Bank's collateral maintenance levels as required by the Federal Home Loan Bank of New York.

(2) For 2004 and 2003, tax fees includes tax return preparation services and other compliance services.

(3) For 2004, all other fees includes $79,000 for tax planning services and $6,700 for other tax services. For 2003, all other fees includes $125,000 for tax planning services and $7,600 for other tax services.

The Audit Committee preapproves all audit and nonaudit services provided by the Company's independent accountants. As such, all of the services described above were approved by the Audit Committee.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.


     Consolidated Statements of Condition -- December 31, 2004 and 2003.


     Consolidated Statements of Income -- Years Ended December 31, 2004, 2003, and 2002.


     Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2004, 2003, and 2002.


     Consolidated Statements of Cash Flows -- Years Ended December 31, 2004, 2003, and 2002.


     Notes to Consolidated Financial Statements.


     Financial Statement Schedules

     Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.


     Supplementary Financial Information

     Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2004 and 2003.

     The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No.    Description
--------------------------

 3(i) Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993, as amended.

 3(ii) Amended and Restated ByLaws of TrustCo Bank Corp NY, dated September 17, 2002.

10(a)          Amended and Restated Trust For Deferred Benefits
               Provided under Employment Agreements of TrustCo Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of TrustCo Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c) Amended and Restated TrustCo Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001.

10(d) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

10(e) Amended and Restated TrustCo Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001.

10(f)          Amended and Restated Employment Agreements Between
               TrustCo Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001.

10(g) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

Reg S-K
Exhibit No.    Description
--------------------------

10(j) Amended and Restated TrustCo Bank, National Association Deferred Compensation Plan for Directors, dated September 18, 2001.

10(k)          Consulting Agreement Between TrustCo Bank Corp NY and
               Robert A. McCormick.

10(l) Amendment No.1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003.

10(m)          Amended and Restated Employment Agreement between
               TrustCo Bank, TrustCo Bank Corp NY and Scot R. Salvador, dated January 1, 2004.

10(n)          Service Bureau Processing Agreement by and between
               Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(o) Amendment No. 2 to Amended and Restated Retirement Plan of TrustCo Bank, dated March 16, 2004.

10(p) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(q) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(r) 2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

11             Computation of Net Income Per Common Share.


----------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:

Reg S-K
Exhibit No.    Description
--------------------------

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2004.

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

         TrustCo Bank Corp NY

         By: /s/ Robert T. Cushing
         -------------------------
         Robert T. Cushing

         Executive Vice President and
         Chief Financial Officer




Date: March 15, 2005

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                                  Title                                     Date
---------                                  -----                                     ----

/s/ Robert J. McCormick                    President and                             March 15, 2005
------------------------                   Chief Executive Officer
Robert J. McCormick                        (principal executive officer)

/s/ Robert T. Cushing                      Executive Vice President and              March 15, 2005
-------------------------                  Chief Financial Officer
Robert T. Cushing                          (principal financial and
                                           accounting officer)

           *                               Director                                  March 15, 2005
------------------------
Joseph Lucarelli

           *                               Director                                  March 15, 2005
------------------------
Dr. Anthony J. Marinello

           *                               Director                                  March 15, 2005
------------------------
Robert A. McCormick

           *                               Director                                  March 15, 2005
------------------------
William D. Powers

           *                               Director                                  March 15, 2005
------------------------
William J. Purdy





                                              By: /s/ Robert M. Leonard
                                              ------------------------------
                                              *Robert M. Leonard, as Agent
                                               Pursuant to Power of Attorney

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-----------

 3(i) Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to,
               Exhibit 3(i)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 2004.

 3(ii) Amended and Restated ByLaws of TrustCo Bank Corp NY, dated September 17, 2002, incorporated by reference to, Exhibit 3(ii)a to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 2002.

10(a) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of TrustCo Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(b) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of TrustCo Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to, Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(c) Amended and Restated TrustCo Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(d) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001 incorporated by reference to,
               Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-----------

10(e) Amended and Restated TrustCo Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(f) Amended and Restated Employment Agreements Between TrustCo Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing, Robert J. McCormick, and Nancy A. McNamara, dated September 18, 2001 incorporated by reference to, Exhibit 10(i) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(g) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to,
               Exhibit 10(k) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

10(j) Amended and Restated TrustCo Bank Deferred Compensation Plan for Directors, dated September 18, 2001 incorporated by reference to, Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2001.

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-----------

10(k)          Consulting Agreement Between TrustCo Bank Corp NY and Robert
               A. McCormick, dated October 11, 2002 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended September 30, 2002.

10(l) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003 incorporated by reference to, Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10K, for the year ended December 31, 2003.

10(m) Amended and Restated Employment Agreement between TrustCo Bank, TrustCo Bank Corp NY, and Scot R. Salvador, dated January 1, 2004 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended March 31, 2004.

10(n) Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended March 31, 2004.

10(o) Amendment No. 2 to Amended and Restated Retirement Plan of TrustCo Bank, dated March 16, 2004 incorporated by reference to, Exhibit 10(c) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended March 31, 2004.

10(p) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10Q, for the quarter ended June 30, 2004.

10(q) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(r)          2004 TrustCo Stock Option Plan (incorporated by reference to
               Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-----------

11 Computation of Net Income Per Common Share. Note 11 on page 42 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2004, filed herewith.

21             List of Subsidiaries of TrustCo, filed herewith

23             Independent Auditors' Consent, filed herewith.

24             Power of Attorney, filed herewith.

31(a)          Rule 13a-15(e)/15d-15(e) Certification of Robert J.
               McCormick, principal executive officer, filed herewith.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002, filed herewith.


                              GRAPHICS APPENDIX

                                                               Cross Reference
                                                               To Page of
               Omitted Charts                                  Annual Report
               ---------------------------------------------------------------

               1  Return on Equity                                     6

               2  Taxable Equivalent Net Interest Income               8

               3  Allowance for Loan Losses                           17

               4  Allowance to Loans Outstanding                      18

               5  Efficiency Ratio                                    22

               The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.