Form 10-Q
period 2005-03-31
TRUSTCO BANK CORP N Y
filed 2005-05-06
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended              Commission File Number 0-10592
                March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding
    Class of Common Stock                           as of May 2, 2005
    ---------------------                     ----------------------------
        $1 Par Value                                  75,244,858

                             TrustCo Bank Corp NY

                                    INDEX


Part I.       FINANCIAL INFORMATION                                   PAGE NO.
------------------------------------------------------------------------------
Item 1.       Interim Financial Statements (Unaudited):
              Consolidated Statements of Income for the
              Three Months Ended March 31, 2005 and 2004                     1

              Consolidated Statements of Condition as of
              March 31, 2005 and December 31, 2004                           2

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2005 and 2004                       3 - 4

              Notes to Consolidated Interim Financial Statements        5 - 10

              Report of Independent Registered Public
              Accounting Firm                                               11


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      12 - 24


Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                   25


Item 4.       Controls and Procedures                                  25 - 26




Part II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                             27


Item 2.       Unregistered Sales of Equity Securities and
              Use of Proceeds                                               27


Item 3.       Defaults Upon Senior Securities                               27


Item 4.       Submissions of Matters to a Vote of Security Holders          27


Item 5.       Other Information                                             27


Item 6.       Exhibits and Reports on Form 8-K                              28


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)


                                                                                    3 Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                             2005                      2004
                                                                           -------                    ------

   Interest and dividend income:
    Interest and fees on loans                                             $19,982                    18,781
    Interest on U. S. Treasuries and agencies                                6,877                    10,835
    Interest on states and political
     subdivisions                                                            1,855                     2,331
    Interest on mortgage-backed securities                                   2,233                       893
    Interest and dividends on other securities                                 135                       375
    Interest on federal funds sold and other short term investments          3,803                     1,194
                                                                           -------                    ------
       Total interest income                                                34,885                    34,409
                                                                           -------                    ------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                               387                       390
       Savings                                                               1,714                     1,923
       Money market deposit accounts                                           440                       449
       Time deposits                                                         7,089                     6,403
    Interest on short-term borrowings                                          394                       178
    Interest on long-term debt                                                   1                         3
                                                                           -------                    ------
      Total interest expense                                                10,025                     9,346
                                                                           -------                    ------
      Net interest income                                                   24,860                    25,063
   Provision (credit) for loan losses                                       (1,500)                      150
                                                                           -------                    ------
      Net interest income after provision (credit)
       for loan losses                                                      26,360                    24,913
                                                                           -------                    ------

   Noninterest income:
    Trust department income                                                  1,401                     1,467
    Fees for other services to customers                                     2,311                     2,481
    Net gain on securities transactions                                      3,652                     4,186
    Other                                                                      774                       587
                                                                           -------                    ------
     Total noninterest income                                                8,138                     8,721
                                                                           -------                    ------

   Noninterest expenses:
    Salaries and employee benefits                                           5,257                     5,277
    Net occupancy expense                                                    1,850                     1,924
    Equipment expense                                                          647                       453
    Professional services                                                      796                       804
    Outsourced services                                                      1,185                     1,123
    Other real estate expenses / (income)                                     (332)                     (145)
    Other                                                                    2,327                     3,072
                                                                           -------                    ------
     Total noninterest expenses                                             11,730                    12,508
                                                                           -------                    ------
      Income before taxes                                                   22,768                    21,126
   Income taxes                                                              7,861                     6,993
                                                                           -------                    ------
       Net income                                                          $14,907                    14,133
                                                                           =======                    ======

Net income per Common Share:
       - Basic                                                             $ 0.199                     0.191
                                                                           =======                    ======
       - Diluted                                                           $ 0.197                     0.188
                                                                           =======                    ======


See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
               Consolidated Statements of Condition (Unaudited)
                 (dollars in thousands, except per share data)


                                                                                  03/31/05               12/31/04
                                                                                 ----------             ---------

ASSETS:
 Cash and due from banks                                                         $   41,391                54,222

 Federal funds sold and other short term investments                                609,086               642,208
                                                                                 ----------             ---------
   Total cash and cash equivalents                                                  650,477               696,430

 Securities available for sale:
  U.S. Treasuries and agencies                                                      550,586               517,561
  States and political subdivisions                                                 151,209               154,939
  Mortgage-backed securities and collateralized mortgage obligations                188,669               201,623
  Other                                                                              13,729                21,866
                                                                                 ----------             ---------
   Total securities available for sale                                              904,193               895,989
                                                                                 ----------             ---------

 Loans:
  Commercial                                                                        194,901               201,742
  Residential mortgage loans                                                        866,019               833,697
  Home equity line of credit                                                        191,922               191,242
  Installment loans                                                                  12,892                13,749
                                                                                 ----------             ---------
   Total loans                                                                    1,265,734             1,240,430
                                                                                 ----------             ---------
 Less:
  Allowance for loan losses                                                          48,534                49,384
  Unearned income                                                                       363                   365
                                                                                 ----------             ---------
  Net loans                                                                       1,216,837             1,190,681

 Bank premises and equipment                                                         22,665                22,479
 Other assets                                                                        54,141                58,255
                                                                                 ----------             ---------
    Total assets                                                                 $2,848,313             2,863,834
                                                                                 ==========             =========

LIABILITIES:
 Deposits:
  Demand                                                                         $  221,978               237,423
  Interest-bearing checking                                                         322,769               336,538
  Savings accounts                                                                  818,756               820,593
  Money market deposit accounts                                                     139,926               155,299
  Certificates of deposit (in denominations of $100,000 or more)                    186,876               178,021
  Time deposits                                                                     807,081               799,228
                                                                                 ----------             ---------
   Total deposits                                                                 2,497,386             2,527,102

 Short-term borrowings                                                               75,048                77,979
 Long-term debt                                                                         107                   114
 Due to broker, net                                                                  20,000                     -
 Accrued expenses and other liabilities                                              31,188                32,807
                                                                                 ----------             ---------
   Total liabilities                                                              2,623,729             2,638,002
                                                                                 ----------             ---------

SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares authorized,
   and 82,119,360 and 81,727,754 shares issued March 31, 2005
   and December 31, 2004, respectively                                               82,120                81,728
 Surplus                                                                            116,150               114,218
 Undivided profits                                                                   93,674                90,018
 Accumulated other comprehensive income (loss):
   Net unrealized gain (loss) on securities available for sale                       (1,734)                4,459
 Treasury stock at cost - 7,292,367 and 7,187,784 shares at
   March 31, 2005 and December 31, 2004, respectively                               (65,626)              (64,591)
                                                                                 ----------             ---------
   Total shareholders' equity                                                       224,584               225,832
                                                                                 ----------             ---------
   Total liabilities and shareholders' equity                                    $2,848,313             2,863,834
                                                                                 ==========             =========


See accompanying notes to unaudited consolidated interim financial statements.


                         TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows (Unaudited)
                        (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                                           2005                2004
                                                                                     -------             --------

Cash flows from operating activities:
Net income                                                                            14,907               14,133

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          605                  519
  Gain on sale of other real estate owned                                               (368)                   -
  Provision (credit) for loan losses                                                  (1,500)                 150
  Deferred tax expense/(benefit)                                                          58                 (959)
  Net gain on sale of securities available for sale                                   (3,652)              (4,186)
 (Increase)/decrease in taxes receivable                                               9,455                 (905)
  Decrease in interest receivable                                                        392                  232
  Increase/(decrease) in interest payable                                                 35                  (94)
 (Increase)/decrease in other assets                                                  (1,682)               8,208
  Decrease in accrued expenses                                                        (1,724)              (3,737)
                                                                                     -------             --------
    Total adjustments                                                                  1,619                 (772)
                                                                                     -------             --------
Net cash provided by operating activities                                             16,526               13,361
                                                                                     -------             --------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale                      56,576              276,136
  Purchase of securities available for sale                                          (51,980)            (289,784)
  Proceeds from maturities of securities available for sale                              550                   50
  Net increase in loans                                                              (24,656)              (1,699)
  Proceeds from dispositions of real estate owned                                        368                    -
  Purchases of bank premises and equipment                                              (791)                (563)
                                                                                     -------             --------
    Net cash used in investing activities                                            (19,933)             (15,860)
                                                                                     -------             --------

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                (29,716)              16,621
  Increase/(decrease) in short-term borrowing                                         (2,931)              12,177
  Repayment of long-term debt                                                             (7)                 (48)
  Proceeds from exercise of stock options                                              2,324                5,134
  Proceeds from sale of treasury stock                                                 2,004                1,947
  Purchase of treasury stock                                                          (3,039)              (6,618)
  Dividends paid                                                                     (11,181)             (11,112)
                                                                                     -------             --------
    Net cash (used in)/provided by financing activities                              (42,546)              18,101
                                                                                     -------             --------

Net increase/(decrease) in cash and cash equivalents                                 (45,953)              15,602

Cash and cash equivalents at beginning of period                                     696,430              411,682
                                                                                     -------             --------
Cash and cash equivalents at end of period                                           650,477              427,284
                                                                                     =======             ========


See accompanying notes to unaudited consolidated interim financial statements. (Continued)


                         TRUSTCO BANK CORP NY
           Consolidated Statements of Cash Flows (Unaudited)
                        (dollars in thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,                                                         2005                 2004
                                                                                   -------               ------

Interest paid                                                                        9,990                9,440
Increase in due to broker, net                                                      20,000               90,360
Income taxes paid                                                                        -                    8
Transfer of loans to real estate owned                                                   -                    -
Increase/(decrease) in dividends payable                                                70                    2
Change in unrealized (gain)/loss on securities
 available for sale-gross of deferred taxes                                        (10,302)              (6,604)
Change in deferred tax effect on unrealized gain/(loss)
 on securities available for sale                                                    4,109                2,631


See accompanying notes to unaudited consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1. Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2004 Annual Report to Shareholders on Form 10-K.


2. Earnings Per Share

A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2005 and 2004 follows:



                                                              Weighted Average
(In thousands,                             Net                     Shares            Per Share
except per share data)                   Income                  Outstanding          Amounts
                                         -------              ----------------       ---------

For the quarter ended
March 31, 2005:

Basic EPS:
   Net income available to
   Common shareholders                   $14,907                    74,881             $0.199

Effect of Dilutive Securities:
   Stock options                               -                       605                  -
                                         -------                    ------             ------
Diluted EPS                              $14,907                    75,486             $0.197
                                         =======                    ======             ======

For quarter ended
March 31, 2004:

Basic EPS:
   Net income available to
   Common shareholders                   $14,133                    74,129             $0.191

Effect of Dilutive Securities:
   Stock options                               -                       946                  -
                                         -------                    ------             ------
Diluted EPS                              $14,133                    75,075             $0.188
                                         =======                    ======             ======


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (Unaudited) continued


3. Stock Option Plans

The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans because the exercise price is equal to the fair market value on the date of grant. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended March 31, 2005 and 2004 would have been as follows:

(dollars in thousands except per share data)

                                           2005                 2004
                                         -------               ------
 Net income:
     As reported                         $14,907               14,133
 Deduct: total stock-based
 compensation expense
 determined under fair
 value based method
 for all awards, net of
 related tax effects                        (191)                (165)
                                         -------               ------
     Pro forma net income                $14,716               13,968
                                         =======               ======
Earnings per share:
     Basic - as reported                 $  .199                 .191
     Basic - pro forma                      .197                 .188

     Diluted - as reported                  .197                 .188
     Diluted - pro forma                    .195                 .186

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

Comprehensive income for the three month periods ended March 31, 2005 and 2004 was $8,714,000 and $18,106,000, respectively.

The following summarizes the components of other comprehensive income/(loss):



Unrealized gains/(losses) on securities:                                                        (dollars in thousands)

Unrealized net holding losses arising during the three months ended March 31,
2005, net of tax (pre-tax loss of $6,650).                                                              $(3,996)

Reclassification adjustment for net gain realized in net income during the
three months ended March 31, 2005, net of tax (pre-tax gain of $3,652).                                  (2,197)
                                                                                                        -------
Other comprehensive loss - three months ended March 31, 2005                                            $(6,193)
                                                                                                        =======

Unrealized net holding gain arising during the three months ended March 31,
2004, net of tax (pre-tax gain of $10,790).                                                             $ 6,491

Reclassification adjustment for net gain realized in net income during the
three months ended March 31, 2004 net of tax (pre-tax gain of $4,186).                                   (2,518)
                                                                                                        -------
Other comprehensive income - three months ended March 31, 2004                                          $ 3,973
                                                                                                        =======


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (Unaudited) continued


5. Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three months ended March 31, 2005 and 2004 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit)


                                                 Pension Benefits                    Other Postretirement Benefits
                                             -----------------------                 -----------------------------
                                              2005              2004                 2005                     2004
                                             -----              ----                 ----                     ----

Service cost                                 $ 208               216                    6                        1

Interest cost                                  388               410                   13                        8

Expected return on plan assets                (463)             (511)                (101)                    (189)

Amortization of prior service cost              27                38                 (125)                    (114)

Amortization of the net (gain) loss              -                 -                    -                        -

Net periodic expense/(benefit)                 160               153                 (207)                    (294)



Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2005. As of March 31, 2005, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2005.


6. Impact of Changes in Accounting Standards

Emerging Issues Task Force ("EITF") issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, addresses when impairment of securities is considered other than temporary. The initial EITF consensus, reached in November 2003, required disclosures related to other than temporary impairment. In March 2004, the EITF reached a consensus on the recognition and measurement of impairment of securities considered other than temporarily impaired for reporting periods beginning after June 15, 2004. However, in September 2004, the Financial Accounting Standards Board ("FASB") issued EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1. The FASB is currently reconsidering all other than temporary impairment literature. Management does not believe the provisions, as currently written, will have a material impact on the results of future operations.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to originated loans. During the first quarter of 2005, the Company implemented the provisions of this SOP. This implementation did not have a material impact on the Company's financial condition or results of operations.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (Unaudited) continued

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106". This statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company's disclosures in Note 10 to the year-end audited consolidated financial statements incorporate the requirements of the revised Statement 132.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

In December 2004, the FASB issued revised statement No. 123 (FAS 123R), "Share-Based Payment," which requires companies to expense the estimated grant-date fair value of employee stock options and similar awards. In April 2005, the effective date of the accounting provisions of FAS 123R were delayed from July 1, 2005 to January 2006 for public companies like TrustCo. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense beginning in the first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The Company is in the process of determining the impact the recognition of compensation expense related to stock awards will have on its consolidated financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (Unaudited) continued


7. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.6 million at March 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2005 was insignificant.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.




/s/ KPMG LLP
----------------
KPMG LLP

Albany, New York
May 2, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2005, with comparisons to 2004 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2004 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2005 and 2004.


Overview

TrustCo recorded net income of $14.9 million, or $0.197 of diluted earnings per share for the three months ended March 31, 2005, as compared to net income of $14.1 million or $0.188 of diluted earnings per share in the same period in 2004.

The primary factors accounting for the year to date changes were:

     o Increase in the average balance of interest earning assets by $88.6 million to $2.75 billion for the first quarter of 2005 compared to the comparable period in 2004,

     o    Decrease of $203 thousand on net interest income,

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

     o Decrease in the provision for loan losses from $150 thousand expense at March 31, 2004 to a $1.5 million benefit at March 31, 2005,

     o Decrease in noninterest income from $8.7 million for the first quarter of 2004 to $8.1 million for the comparable period in 2005. Included in non interest income were $3.7 million and $4.2 million of net gain on securities transactions for 2005 and 2004, respectively, and,

     o    A decrease of $778 thousand in non interest expense.


Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the first quarter of 2005 compared to the comparable period in 2004 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2004 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2004 compared to 2003. Most of the same market factors discussed in the 2004 Annual Report also had a significant impact on the first quarter 2005 results.

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

Interest rates have remained at relatively low levels during the first quarter of 2005 continuing the basic trend that has existed for the last several years. One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased by 50 basis points for the quarter from 2.25% at the beginning of the year to 2.75% by quarter end 2005. For 2004 the federal funds rate was 1.00% at the beginning of that year and remained at that level during the first quarter. During the first quarter of 2005 the 10 year treasury bond did not change consistently with the increase in the federal funds rate. The 10 year treasury was 4.22% as of year end 2004 and increased to 4.48% by the end of the first quarter of 2005. For comparison purposes the 10 year treasury was 4.25% at the beginning of 2004 and ended the first quarter down 42 basis points to 3.83%. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional increases in the federal funds rate subsequent to March 31, 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at market value. Generally as interest rates increase the market value of the securities available for sale portfolio will decrease.

The principal loan product for TrustCo is residential real estate loans. Interest rates on new residential real estate loan originations are most influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae. Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of a residential real estate loan, while remaining competitive with the secondary market rates.

For the first quarter of 2005 the net interest margin decreased to 3.75% from 3.95% for the first quarter of 2004. The quarterly results reflect the following significant factors:

- The average balance of securities available for sale decreased by $154.4 million and the average yield decreased to 5.53%.

- The average balance of federal funds sold and other short term investments increased by $153.2 million and the average yield increased 144 basis points to 2.45%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.

- The loan portfolio grew by $89.8 million to $1.25 billion and the average yield decreased 15 basis points to 6.40%.

- The average balance of interest bearing liabilities (primarily deposit accounts) Increased $35.9 million and the average yield increased 10 basis points to 1.72%.

These changes resulted in a net interest margin decrease of 20 basis points from 3.95% for the first quarter of 2004 to 3.75% for the comparable period in 2005.

During the first quarter of 2005 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to increase. The TrustCo residential real estate loan product is very competitive compared to local and national competitors. The securities available for sale portfolio remained consistent with the balances as of year end 2004. The decrease in the average balance of securities available for sale from the first quarter of 2004 to the first quarter of 2005 reflect changes made primarily in the fourth quarter of 2004. The cash flow generated by these 2004 sales was invested in federal funds sold and other short-term investments and remained there in the first quarter of 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates (4 year and above) as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.


Earning Assets

Total average interest earning assets increased from $2.67 billion in 2004 to $2.75 billion in 2005 with an average yield of 5.36% in 2004 and 5.22% in 2005. Income on average earning assets increased slightly during this same time-period from $35.7 million in 2004 to $35.9 million in 2005.


Loans

The average balance of loans was $1.16 billion in 2004 and $1.25 billion in 2005. The yield on loans decreased from 6.55% in 2004 to 6.40% in 2005. The combination of the higher average balances and the lower rates resulted in an increase in the interest income on loans by $1.2 million.

Compared to the first quarter of 2004, the average balance of the loan portfolio during the first quarter of 2005 increased in virtually all loan categories except installment loans. The average balance of residential mortgage loans was $849.2 million in 2005 compared to $782.3 million in 2004, an increase of 8.6%. The average yield on residential mortgage loans decreased by 44 basis points in 2005 compared to 2004.

TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets.

Though there is debate among nationally recognized economists the general tenor of the national economy is for improvement and increases in interest rates. Consequently the significant amount of refinancing that occurred during 2003 and early 2004 may be completed with only residual effects into 2005. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product attract customers in the residential mortgage loan area.

The impact of the increase in the benchmark interest rate indices (prime rate, federal funds, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The rates earned in 2005 were 14 basis points, and 144 basis points, respectively, greater than in the first three months of 2004.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005


Securities Available for Sale

Securities available for sale had an average balance of $1.03 billion during the quarter ended March 31, 2004, as compared to $874.1 million in 2005. These balances earned an average yield of 6.12% in 2004 and 5.53% in 2005. This resulted in interest income on the securities available for sale of $15.7 million in 2004 and $12.1 million in 2005.

Within the portfolio of securities available for sale, there was a $227.7 million decrease in the average balance of US Treasury and agency obligations from $745.5 million in the first quarter of 2004 to $517.8 million for the comparable period in 2005. The yield on this category of securities decreased from 5.81% in 2004 to 5.31% in 2005.

Also, the average balance of mortgage-backed securities and collateralized mortgage obligations has increased from $68.5 million for the first quarter of 2004 to $194.9 million for the comparable period in 2005. The yield on this portfolio decreased from 5.14% in 2004 to 4.58% in 2005.

The changes in the average balance of securities available for sale invested in the US Treasury and agency portfolio and the mortgage-backed securities and collateralized mortgage obligations portfolio reflect the decision to invest in amortizing securities as compared to bonds that have payments at final maturity. The mortgage-backed securities and collateralized mortgage obligation portfolio provides cash flows over the lives of the bonds thereby allowing the Company to invest those cash flows as received.

The average balance of the State, County and Municipal portfolio decreased from $180.5 million for the first quarter of 2004 to $147.0 million for the first quarter of 2005. The tax equivalent yield on this portfolio was 7.77% in 2004 and 7.74% in 2005. The reduced balances outstanding reflect sales of long dated maturities of municipal bonds that occurred in 2004. These sales allowed the Company to recognize gains along with providing additional cash flows for reinvestment.


Federal Funds Sold and Other Short-term Investments

The 2005 first quarter average balance of federal funds sold and other short-term investments was $629.2 million, $153.2 million more than the $476.0 million in 2004. The portfolio yield increased from 1.01% in 2004, to 2.45% in 2005. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $2.6 million from $1.2 million in 2004 to $3.8 million in 2005.

The federal funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolio.


Funding Opportunities

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, demand deposits, interest-bearing checking and time deposit accounts.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.23 billion during 2004 to $2.28 billion in 2005, and the average rate paid increased from 1.66% for 2004 to 1.71% for 2005. Total interest expense on these deposits increased $465 thousand to $9.6 million.

Average demand deposit balances increased by 16.1% during the period from the first quarter of 2004 to the first quarter of 2005. The average balance was $195.1 million in 2004, and $226.4 million in 2005.

Average short-term borrowings for the quarter were $82.5 million in 2005 compared to $99.6 million in 2004. The average rate increased during this time period from 0.72% in 2004 to 1.94% in 2005.


Net Interest Income

Taxable equivalent net interest income decreased by $532 thousand to $25.9 million in 2005. The net interest spread decreased from 3.75% in 2004 to 3.50% in 2005. The net interest margin decreased by 20 basis points to 3.75% for the first quarter of 2005.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of March 31, 2005.

Nonperforming loans: Total nonperforming loans were $3.2 million at March 31, 2005, an increase from the $3.1 million of nonperforming loans at March 31, 2004. There were $1.0 million nonaccrual loans at March 31, 2005 compared to none at March 31, 2004. Restructured loans were $2.1 million at March 31, 2005 compared to $3.1 million at March 31, 2004. There were no loans at March 31, 2005 and 2004 that are past due 90 days or more and still accruing interest.

All of the nonperforming loans at March 31, 2005 and 2004 are residential real estate or retail consumer loans. In the past the vast majority of nonperforming loans were concentrated in the commercial and commercial real estate portfolios. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

     o The overall emphasis within TrustCo for residential real estate originations,

     o The relatively weak economic environment in the upstate New York territory, and

     o The relative slow growth in real estate values in many of TrustCo's market area that has occurred since the middle of the 1990's, thereby limiting the collateral value that supports the real estate loans.

Consumer loan defaults and bankruptcies have increased over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. However, beginning in 2004 the number of new bankruptcy filings in the Capital District area decreased from the prior year as compared to state wide trends which continued to show increases year over year. Also the demand for housing in the Capital District area has increased which has resulted in increased real estate prices in selected sectors of the marketplace. These trends have continued in 2005 and may be indicators of future economic stability for this region and a continued lessening of loan chargeoffs.

Total impaired loans at March 31, 2005 of $2.1 million, consisted of restructured retail loans. During the first quarter of 2005, there were $314 thousand of commercial loan charge offs, $92 thousand of consumer loan charge offs and $357 thousand of residential mortgage loan charge offs as compared with $8 thousand of commercial loan charge offs, $81 thousand of consumer loan charge offs and $1.9 million of residential mortgage loan charge offs in the first quarter of 2004. Recoveries during the quarter were $1.4 million in 2005 and $1.2 million in 2004.

The significant reduction in the loan charge offs from the residential real estate portfolio, along with ancillary information previously noted of the increased real estate prices and reduction in financial stress as demonstrated by bankruptcy filings resulted in a negative provision for loan losses of $1.5 million during the first quarter of 2005 compared to $150 thousand expense for the comparable period in 2004. The Company continues to monitor these trends and believes they have continued into the second quarter of 2005.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At March 31, 2005, the allowance for loan losses was $48.5 million, which represents an increase from the $48.1 million in the allowance at March 31, 2004. The allowance represents 3.84% of the loan portfolio as of March 31, 2005 compared to 4.13% at March 31, 2004. The provision charged to expense was $150 thousand in 2004 compared to a negative provision of $1.5 million in 2005.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

     o    The magnitude and nature of the recent loan charge offs,

     o The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory,

     o Significant growth in the level of losses associated with bankruptcies in New York State and the time period needed to foreclose, secure and dispose of collateral, and

     o The relatively weak economic environment in the upstate New York territory over the last several years.

Though the economic climate in the Upstate New York area has suffered over the last several years, resulting in higher bankruptcies and relatively flat real estate prices, overall economic trends in the last 2 years have been improving. As noted previously, bankruptcies in the Capital District area have recently decreased on a year over year basis, and general housing prices have continued to increase. These positive trends have helped marginal credits better manage their debt load. Because of continued improvement in nearly all of the indicators of the Company's credit quality and management's assessment of economic conditions and risk, a negative provision of $1.5 million for the first quarter was recognized.

Management continues to monitor these in determining future provisions for loan losses in relation to loan charge offs, recoveries and the level and trends of nonperforming loans.


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


Noninterest Income

Total noninterest income for the first quarter was $8.1 million, compared to $8.7 million in 2004. Included in the first quarter results are net securities gains of $3.7 million in 2005, and $4.2 million in 2004. Excluding these securities transactions, noninterest income decreased slightly to $4.5 million.
                                     19

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005


Trust department income decreased slightly to $1.4 million for the first quarter of 2005. Trust department assets under management were $961 million at March 31, 2004 compared to $946 million at March 31, 2005.

Other noninterest income increased from $587 thousand in the first quarter of 2004 to $774 thousand in the first quarter of 2005 due to the collection of interest and fee income from loans charged off in prior periods.

Noninterest Expenses

Total noninterest expense decreased from $12.5 million for the three months ended March 31, 2004 to $11.7 million for the three months ended March 31, 2005. Within the category of noninterest expense, salaries and employee benefits remained virtually unchanged at $5.3 million for 2004 and 2005.

Net occupancy expense decreased slightly to $1.9 million during the first quarter of 2005. This decrease is a combination of $200 thousand of a reduction in real estate taxes and depreciation offset by additional rental expense for new branch openings. Equipment expense increased $194 thousand between the first quarter of 2004 and the first quarter of 2005 due primarily to the additional depreciation on new branch equipment. Other noninterest expense decreased by $745 thousand to $2.3 million for the first quarter of 2005 due to reduced cost for supplies, postage, insurance, contributions, and network membership charges.


Income Taxes

In the first quarter of 2005, TrustCo recognized income tax expense of $7.9 million as compared to $7.0 million for 2004. The effective tax rates were 34.5% and 33.1% for the first quarter of 2005 and 2004, respectively. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2005 was $224.6 million, a decrease from the $225.8 million at year-end 2004. TrustCo declared dividends of $0.150 per share in the first quarters of 2005 and 2004. These results represent a dividend payout ratio of 75.5% in 2005 and 78.7% in 2004.

In addition, since year end 2004 TrustCo's total shareholders' equity has been affected by the purchase of $1.0 million in additional treasury stock, a decrease in accumulated other comprehensive income (loss) of $6.2 million related to unrealized losses on securities available for sale during the period and the issuance of common stock as a result of stock option exercises of $2.3 million.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

The Company achieved the following ratios as of March 31, 2005 and 2004:

                                    March 31,
                             -----------------------       Minimum Regulatory
                              2005             2004            Guidelines
                             ------           ------       ------------------
Tier 1 risk adjusted
       capital               17.33%           16.44%              4.00%

Total risk adjusted
       capital               18.61%           17.72%              8.00%

In addition, at March 31, 2005 and 2004, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.94% and 7.27%, respectively, compared to a minimum regulatory requirement of 4.00%.


Subsequent Event

On April 13, 2005 Trustco Bank and Patriot Federal Bank (Proposed) announced that they had entered into an agreement for the sale of a branch location from Trustco Bank to Patriot Federal subject to certain contingencies, such as regulatory approval. Trustco Bank had acquired the branch location as part of its acquisition of Landmark Community Bank in 2000. In addition to the real estate, the branch sale will include approximately $10 million of deposits. The transaction is expected to be completed by year end.


Critical Accounting Policies:

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005


Proposed Accounting Standards:

Emerging Issues Task Force ("EITF") issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, addresses when impairment of securities is considered other than temporary. The initial EITF consensus, reached in November 2003, required disclosures related to other than temporary impairment. In March 2004, the EITF reached a consensus on the recognition and measurement of impairment of securities considered other than temporarily impaired for reporting periods beginning after June 15, 2004. However, in September 2004, the Financial Accounting Standards Board ("FASB") issued EITF 03-1-1, which deferred the effective date for the measurement and recognition provisions of EITF 03-1. The FASB is currently reconsidering all other than temporary impairment literature. Management does not believe the provisions, as currently written, will have a material impact on the results of future operations.

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to originated loans. During the first quarter of 2005, the Company implemented the provision of this SOP. This implementation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued a revision to SFAS No. 132,
"Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106". This statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company's disclosures in Note 10 to the year end audited consolidated financial statements incorporate the requirements of the revised Statement 132.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2005

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

In December 2004, the FASB issued revised statement No. 123 (FAS 123R), "Share-Based Payment," which requires companies to expense the estimated grant-date fair value of employee stock options and similar awards. In April 2005, the effective date of the accounting provisions of FAS 123R were delayed from July 1, 2005 to January 2006 for public companies like TrustCo. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense beginning in first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The Company is in the process of determining the impact the recognition of compensation expense related to stock awards will have on its consolidated financial statements.


                   TrustCo Bank Corp NY
           Management's Discussion and Analysis
                  STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDER'S EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL


The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis.
The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholder's equity is unrealized appreciation, net of tax, in the available for sale portfolio of $3.2 million in 2005 and $22.2 million in 2004. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.


                                             First                            First
                                         Quarter 2005                      Quarter 2004
                                 ------------------------------    ------------------------------
                                  Average    Interest   Average     Average    Interest   Average   Change in   Variance   Variance
                                  Balance                Rate       Balance                Rate      Interest    Balance     Rate
                                                                                                      Income/    Change     Change
(dollars in thousands)                                                                                Expense
                                 ----------   -------    -----     ----------   -------    -----      ------     ------     ------

Assets

Securities available for sale:
U.S. Treasuries and agencies     $  517,848   $ 6,877     5.31%    $  745,506   $10,837     5.81%     (3,960)    (3,087)      (873)
Mortgage-backed securities          194,947     2,233     4.58%        68,482       893     5.22%      1,340      2,081       (741)
States and political
  subdivisions                      147,001     2,843     7.74%       180,497     3,497     7.75%       (654)      (646)        (8)
Other                                14,319       135     3.78%        34,031       523     6.16%       (388)      (233)      (155)
                                 ----------   -------    -----     ----------   -------    -----      ------     ------     ------
    Total securities
      available for sale            874,115    12,088     5.53%     1,028,516    15,750     6.12%     (3,662)    (1,885)    (1,777)

Federal funds sold and other
 short-term Investments             629,237     3,803     2.45%       476,031     1,194     1.01%      2,609        480      2,129

Commercial Loans                    197,988     3,465     7.01%       192,396     3,305     6.87%        160         95         65
Residential mortgage loans          849,184    13,645     6.43%       782,261    13,430     6.87%        215      4,057     (3,842)
Home equity lines of credit         192,128     2,522     5.32%       174,379     1,681     3.88%        841        180        661
Installment loans                    12,253       358    11.83%        12,735       374    11.83%        (16)       (17)         1
                                 ----------   -------    -----     ----------   -------    -----      ------     ------     ------
Loans, net of unearned income     1,251,553    19,990     6.40%     1,161,771    18,790     6.55%      1,200      4,315     (3,115)

  Total interest
    earning assets                2,754,905    35,881     5.22%     2,666,318    35,734     5.36%        147      2,910     (2,763)
                                              -------    -----                  -------    -----      ------     ------     ------
Allowance for loan losses           (48,883)                          (49,497)
Cash & non-interest
  earning assets                    136,290                           164,942
                                 ----------                        ----------
Total assets                     $2,842,312                        $2,781,763
                                 ==========                        ==========


Liabilities and
shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  323,972       387     0.48%    $  325,842       390     0.48%         (3)       (11)         8
Money market accounts               147,278       440     1.21%       163,404       449     1.10%         (9)      (182)       173
Savings                             818,542     1,714     0.85%       784,639     1,923     0.99%       (209)       460       (669)
Time deposits                       989,442     7,089     2.91%       952,137     6,403     2.70%        686        237        449
                                 ----------   -------    -----     ----------   -------    -----      ------     ------     ------
  Total interest
    bearing deposits              2,279,234     9,630     1.71%     2,226,022     9,165     1.66%        465        504        (39)
Short-term borrowings                82,462       394     1.94%        99,644       178     0.72%        216       (204)       420
Long-term debt                          109         1     5.29%           207         3     5.62%         (2)        (1)        (1)
                                 ----------   -------    -----     ----------   -------    -----      ------     ------     ------
    Total Interest
      Bearing Liabilities         2,361,805    10,025     1.72%     2,325,873     9,346     1.62%        679        299        380
                                              -------                           -------               ------     ------     ------
Demand deposits                     226,403                           195,052
Other liabilities                    25,566                            30,436
Shareholders' equity                228,538                           230,402
                                 ----------                        ----------
Total liab. &
  shareholders' equity           $2,842,312                        $2,781,763
                                 ==========                        ==========
Net Interest Income                            25,856                            26,388                 (532)     2,611     (3,143)
                                              -------                           -------               ------     ------     ------
Net Interest Spread                                       3.50%                             3.74%

Net Interest margin
  (net interest income
  to total interest
  earning assets)                                         3.75%                             3.95%

Tax equivalent adjustment                         996                             1,325
                                              -------                           -------
  Net Interest Income
    per book                                   24,860                            25,063
                                              =======                           =======


Item 3. Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2004 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months ended March 31, 2005, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has increased from $476.0 million in 2004 to $629.2 million in 2005. As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the second quarter. The Company believes there was no significant change to its interest rate risk during the first quarter of 2005.


Item 4. Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of a cost-effective systems of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

         OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                                         ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                Total Number       Maximum Number
                                                                                 of Shares            of Shares
                                                                             Purchased as Part     that May Yet Be
                                       Total Number                             of Publicly        Purchased Under
                                        of Shares           Average Price      Announced Plans        the Plans
         Period                         Purchased           Paid per Share      or Programs          or Programs
------------------------               ------------         --------------   -----------------     ---------------

 January 1 - January 31                   20,000                $12.03                0                  N/A

February 1 - February 28                 130,000                $12.22                0                  N/A

   March 1 - March 31                    100,000                $12.09                0                  N/A

          Total                          250,000                $12.16                0                  N/A


All 250,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submissions of Matters to Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Reg S-K (Item 601)
Exhibit No.                            Description
----------------------------------------------------------------------------
31(a)          Rule 13a-15(e)/15d-15(e) Certification of Robert J.
               McCormick, principal executive officer.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


(b) Reports on Form 8-K

During the quarter ended March 31, 2005, TrustCo filed the following reports on Form 8-K:

January 18, 2005, regarding two press releases dated January 18, 2005, detailing 2004 fourth quarter and full year financial results.

February 2, 2005, regarding a press release dated February 2, 2005, announcing the death of Barton A. Andreoli, Director of TrustCo Bank Corp NY since 1993.

February 15, 2005, regarding a press release dated February 15, 2005, declaring a cash dividend of $0.15 per share payable on April 1, 2005, to shareholders of record at the close of business on March 4, 2005.

March 24, 2005, regarding a press release dated March 24, 2005, detailing new residential mortgage products.

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


                                        TrustCo Bank Corp NY


                                        By: /s/ Robert J. McCormick
                                        ---------------------------
                                        Robert J. McCormick
                                        President
                                        and Chief Executive Officer


                                        By: /s/ Robert T. Cushing
                                        ---------------------------
                                        Robert T. Cushing
                                        Executive Vice President
                                        and Chief Financial Officer

Date: May 6, 2005

                                Exhibits Index

Reg S-K
Exhibit No.                      Description
-----------------------------------------------------------------------------
31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.