Form 10-Q
period 2005-06-30
TRUSTCO BANK CORP N Y
filed 2005-08-08
CIK 357301

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           Form 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended Commission File Number 0-10592
         June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Number of Shares Outstanding
      Class of Common Stock                         as of August 1, 2005
     ---------------------------                    ----------------------
         $1 Par Value                                  75,046,820

                  TrustCo Bank Corp NY

                         INDEX



Part I.         FINANCIAL INFORMATION                                  PAGE NO.
Item 1.    Interim Financial Statements (Unaudited): Consolidated       1
           Statements of Income for the Three Months and Six Months
           Ended June 30, 2005 and 2004

           Consolidated Statements of Financial Condition as of         2
           June 30, 2005 and December 31, 2004

           Consolidated Statements of Cash Flows for the Six Months     3 - 4
           Ended June 30, 2005 and 2004

           Notes to Consolidated Interim Financial Statements           5 - 11

           Report of Independent Registered Public Accounting Firm      12

Item 2.    Management's Discussion and Analysis of Financial            13 - 28
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk   29

Item 4.    Controls and Procedures                                      29 - 30

Part II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                            31
Item 2.    Unregistered Sales of Equity Securities and Use              31
           of Proceeds

Item 3.    Defaults Upon Senior Securities                              31

Item 4.    Submissions of Matters to a Vote of Security Holders         31 - 32


Item 5.    Other Information                                            32

Item 6.    Exhibits and Reports on Form 8-K                             33


                                        TRUSTCO BANK CORP NY
                               Consolidated Statements of Income (Unaudited)
                                (dollars in thousands, except per share data)


                                                                     3 Months Ended          6 Months Ended
                                                                        June 30,                June 30,
                                                                      2005        2004        2005        2004
                                                                      ----        ----        ----        ----

   Interest and dividend income:
    Interest and fees on loans                                 $      20,988      18,429      40,970     37,210
    Interest on U. S. Treasuries and agencies                          8,462       9,892      15,339     20,727
    Interest on states and
     political subdivisions                                            1,634       2,180       3,489      4,511
    Interest on mortgage-backed securities and collateralized
     mortgage obligations                                              2,468         657       4,701      1,537
    Interest and dividends on other securities                           267       1,741         402      2,129
    Interest on federal funds sold and other short term investments    3,197       1,206       7,000      2,400
                                                                ------------------------------------------------
       Total interest income                                          37,016      34,105      71,901     68,514
                                                                ------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                         380         395         767        785
       Savings                                                         1,493       1,982       3,207      3,905
       Money market deposit accounts                                     571         379       1,011        828
       Time deposits                                                   7,443       6,480      14,532     12,883
    Interest on short-term borrowings                                    419         201         813        379
    Interest on long-term debt                                             2           2           3          5
                                                                ------------------------------------------------
      Total interest expense                                          10,308       9,439      20,333     18,785
                                                                ------------------------------------------------

      Net interest income                                             26,708      24,666      51,568     49,729
   Provision (credit) for loan losses                                 (1,580)        150      (3,080)       300
                                                                ------------------------------------------------
      Net interest income after provision
       for loan losses                                                28,288      24,516      54,648     49,429
                                                                ------------------------------------------------

   Noninterest income:
    Trust department income                                            1,555       1,532       2,956      2,999
    Fees for other services to customers                               2,780       2,814       5,091      5,295
    Net gain on securities transactions                                1,255       3,588       4,907      7,774
    Other                                                              1,310         441       2,084      1,028
                                                                ------------------------------------------------
     Total noninterest income                                          6,900       8,375      15,038     17,096
                                                                ------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                                     5,037       5,185      10,294     10,462
    Net occupancy expense                                              1,905       1,580       3,755      3,504
    Equipment expense                                                    744         487       1,391        940
    Professional services                                                980         953       1,776      1,757
    Outsourced Services                                                  843       1,054       2,028      2,177
    Other real estate expenses / (income)                                (62)        (76)       (394)      (221)
    Other                                                              2,776       2,516       5,103      5,588
                                                                ------------------------------------------------
     Total noninterest expenses                                       12,223      11,699      23,953     24,207
                                                                ------------------------------------------------

      Income before taxes                                             22,965      21,192      45,733     42,318
   Income taxes                                                        7,980       6,821      15,841     13,814
                                                                ------------------------------------------------

       Net income                                              $      14,985      14,371      29,892     28,504
                                                                ================================================

Net income per Common Share:
       - Basic                                                 $       0.200       0.193       0.399      0.384
                                                                ================================================

       - Diluted                                               $       0.199       0.191       0.396      0.380
                                                                ================================================
   See accompanying notes to unaudited consolidated interim financial statements.

                                  TRUSTCO BANK CORP NY
                   Consolidated Statements of Financial Condition (Unaudited)
                          (dollars in thousands, except per share data)
                                                                        06/30/05            12/31/04
  ASSETS:

 Cash and due from banks                                         $        50,242              54,222

 Federal funds sold and other short term investments                     336,002             642,208
                                                                    -------------        ------------
   Total cash and cash equivalents                                       386,244             696,430

 Securities available for sale:
  U. S. Treasuries and agencies                                          757,476             517,561
  States and political subdivisions                                      128,042             154,939
  Mortgage-backed securities and collateralized mortgage                 229,764             201,623
   obligations
  Other                                                                   17,809              21,866
                                                                    -------------        ------------
   Total securities available for sale                                 1,133,091             895,989
                                                                    -------------        ------------

 Loans:
  Commercial                                                             202,452             201,742
  Residential mortgage loans                                             925,607             833,697
  Home equity line of credit                                             193,347             191,242
  Installment loans                                                       12,989              13,749
                                                                    -------------        ------------

   Total loans                                                         1,334,395           1,240,430
                                                                    -------------        ------------
 Less:
  Allowance for loan losses                                               48,021              49,384
  Unearned income                                                            388                 365
                                                                    -------------        ------------
  Net loans                                                            1,285,986           1,190,681

 Bank premises and equipment                                              21,135              22,479
 Other assets                                                             52,331              58,255
                                                                    -------------        ------------

    Total assets                                                 $     2,878,787           2,863,834
                                                                    =============        ============

  LIABILITIES:
 Deposits:
  Demand                                                         $       231,700             237,423
  Interest-bearing checking                                              320,357             336,538
  Savings accounts                                                       797,152             820,593
  Money market deposit accounts                                          146,823             155,299
  Certificates of deposit (in denominations of
   $100,000 or more)                                                     189,781             178,021
  Time deposits                                                          802,033             799,228
                                                                    -------------        ------------
   Total deposits                                                      2,487,846           2,527,102

 Short-term borrowings                                                    84,404              77,979
 Long-term debt                                                              100                 114
 Due to broker                                                            40,607                   -
 Accrued expenses and other liabilities                                   31,602              32,807
                                                                    -------------        ------------

   Total liabilities                                                   2,644,559           2,638,002
                                                                    -------------        ------------

  SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 100,000,000 shares authorized,
  and 82,119,360 and 81,727,754 shares issued June 30, 2005
   and December 31, 2004, respectively                                    82,120              81,728
 Surplus                                                                 116,232             114,218
 Undivided profits                                                        97,403              90,018
 Accumulated other comprehensive income:
   Net unrealized gain on securities available for sale                    4,327               4,459
 Treasury stock at cost - 7,223,057 and 7,187,784 shares at
   June 30, 2005 and December 31, 2004, respectively                     (65,854)            (64,591)
                                                                    -------------        ------------

   Total shareholders' equity                                            234,228             225,832
                                                                    -------------        ------------

   Total liabilities and shareholders' equity                    $     2,878,787           2,863,834
                                                                    =============        ============

 See accompanying notes to unaudited consolidated interim financial statements.


                        TRUSTCO BANK CORP NY
             Consolidated Statements of Cash Flows (Unaudited)
                           (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED June 30,                                                         2005        2004
                                                                                  ----        ----

Cash flows from operating activities:
Net income..............................................                        29,892      28,504

Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................                        1,285         943
  Gain on sale of other real estate owned..........................               (446)       (303)
 (Credit) provision  for loan losses................................            (3,080)        300
  Deferred tax expense...................................                        3,404       1,264
 (Gain) loss on sale of premises and equipment..........................          (595)         55
  Net gain on sale of securities available for sale..................           (4,907)     (7,774)
  Decrease/(increase) in taxes receivable...........................             9,784      (8,969)
 (Increase)/decrease in interest receivable...........................          (1,858)        481
  Increase/(decrease) in interest payable...........................                10        (191)
 (Increase)/decrease in other assets.....................                       (5,308)     16,573
  Decrease in accrued expenses and other liabilities........................... (1,302)     (6,725)
                                                                               ---------------------
    Total adjustments....................................                       (3,013)     (4,346)
                                                                               ---------------------
Net cash provided by operating activities................                       26,879      24,158
                                                                               ---------------------
Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale..........     165,194     836,549
  Purchase of securities available for sale...................                (357,606)   (803,126)
  Proceeds from maturities of securities available for sale...................     594         561
  Net increase in loans..................................                      (92,225)     (4,836)
  Proceeds from dispositions of real estate owned........                          446         303
  Proceeds from dispositions of bank premises and equipment........              2,226          23
  Purchases of bank premises and equipment...................................   (1,572)       (944)
                                                                               ---------------------
    Net cash (used in)/provided by investing activities................       (282,943)     28,530
                                                                               ---------------------

Cash flows from financing activities:
  Net (decrease)/increase in deposits...............................           (39,256)     74,186
  Increase in short-term borrowings........................                      6,425      16,048
  Repayment of long-term debt............................                          (14)        (98)
  Proceeds from exercise of stock options................                        2,324       5,270
  Proceeds from sale of treasury stock...................                        6,139       3,893
  Purchase of treasury stock.............................                       (7,320)    (10,434)
  Dividends paid.........................................                      (22,420)    (22,227)
                                                                               ---------------------
    Net cash (used in)/provided by financing activities................        (54,122)     66,638
                                                                               ---------------------
Net (decrease)/increase in cash and cash equivalents................          (310,186)    119,326
Cash and cash equivalents at beginning of period............                   696,430     411,682
                                                                               --------------------
Cash and cash equivalents at end of period..............                       386,244     531,008
                                                                               =====================

See accompanying notes to unaudited consolidated interim financial statements.
(Continued)


                      TRUSTCO BANK CORP NY
             Consolidated Statements of Cash Flows (Unaudited)
                          (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED June 30,
                                                          2005          2004
                                                          ----          ----

  Interest paid........................................ 20,323        18,976
  Increase in due to broker, net....................... 40,607             -
  Income taxes paid....................................  4,469         3,384
  Transfer of loans to real estate owned...............      -             -
  Increase in dividends payable........................     87            31
  Change in unrealized gain on securities
   available for sale-gross of deferred taxes..........   (229)      (28,450)
  Change in deferred tax effect on unrealized gain
   on securities available for sale....................     98        11,332

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

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2004 Annual Report to Shareholders on Form 10K.

2.       Earnings Per Share
A reconciliation of the component parts of earnings per share for the three and six month periods ended June 30, 2005 and 2004 follows:
                                               Weighted Average
  (In thousands,                      Net          Shares           Per Share
  except per share data)            Income        Outstanding         Amounts
                                  ------------   --------------    ------------
  For the quarter ended
  June 30, 2005:

  Basic EPS:
     Net income available to
     Common shareholders             $14,985          75,056           $0.200

  Effect of Dilutive Securities:
     Stock options                   ------              313            (.001)

                                  ------------   --------------    ------------
  Diluted EPS                        $14,985          75,369            $0.199
                                  ============   ==============    ============

  For six months ended
  June 30, 2005:

  Basic EPS:
     Net income available to
     Common shareholders             $29,892          74,972             $0.399

  Effect of Dilutive Securities:
     Stock options                   -------             457             (.003)

                                  ------------   --------------    ------------
  Diluted EPS                        $29,892          75,429             $0.396
                                  ============   ==============    ============
  There were 667,900 stock options which, if included, would have been antidilutive in the calculation of average shares outstanding as of June 30, 2005 and were therefore excluded from the earnings per share calculations.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


                                              Weighted Average
  (In thousands,                       Net         Shares            Per Share
  except per share data)              Income     Outstanding          Amounts
                                   ----------  ---------------      -----------
  For the quarter ended
  June 30, 2004:

  Basic EPS:
     Net income available to
     Common shareholders             $14,371          74,354            $0.193

  Effect of Dilutive Securities:
     Stock options                    ------             741            (0.002)

                                   ----------  ---------------     ------------
  Diluted EPS                        $14,371          75,095            $0.191
                                   ==========  ===============     ============

  For six months ended
  June 30, 2004:

  Basic EPS:
     Net income available to
     Common shareholders             $28,504          74,241            $0.384

  Effect of Dilutive Securities:
     Stock options                   -------             844            (0.004)

                                   ----------  ---------------     ------------
  Diluted EPS                        $28,504          75,085            $0.380
                                   ==========  ===============     ============
  There were no antidilutive stock options as of June 30, 2004.


3.       Stock Option Plans
The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans because the exercise price is equal to the fair market value on the date of grant. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended June 30, 2005 and 2004 would have been as follows:

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued (dollars in thousands except per share data)

                                  Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                                 2005            2004     2005             2004
                                 -------------------        -------------------
  Net income:
      As reported               $14,985        14,371      29,892       28,504
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects               (191)        (165)      (382)         (331)
                                 --------------------      -------------------
      Pro forma net income       $14,794       14,206      29,510       28,173
                                  ======        =====      ======        =====
 Earnings per share:
      Basic - as reported        $ .200          .193        .399         .384
      Basic - pro forma            .197          .191        .394         .379

      Diluted - as reported        .199          .191        .396         .380
      Diluted - pro forma          .196          .189        .391         .375


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

Comprehensive income (loss) for the three month periods ended June 30, 2005 and 2004 was $21,046,000 and $(6,720,000), respectively, and $29,760,000 and
$11,386,000 for the six month periods ended June 30, 2005 and 2004, respectively The following summarizes the components of other comprehensive income (loss):

                                                                                          (dollars in thousands)
                                                                                        Three months ended June 30
                                                                                           2005              2004
                                                                                        -----------------------------
  Unrealized holding gains (losses) arising during period, net of tax (pre-tax gain of $11,328 for 2005 and pre-tax
  loss of $31,471 for 2004)                                                              $6,816            (18,933)

  Reclassification adjustment for net gain realized in net
  income during the period, net of tax (pre-tax gains of $1,255
  for 2005 and $3,588 for 2004)                                                            (755)            (2,158)
                                                                                        ------------------------------

  Other comprehensive income (loss)                                                      $6,061            (21,091)
                                                                                        ================================


                                                                                          (dollars in thousands)
                                                                                        Six months ended June 30
                                                                                           2005              2004
                                                                                        -------------------------------
  Unrealized holding gains (losses) arising during period, net of tax (pre-tax gain of $4,678 for 2005 and pre-tax loss of
  $20,676 for 2004)                                                                      $2,820            (12,442)

  Reclassification adjustment for net gain realized in net
  income during the period, net of tax (pre-tax gains of $4,907
  for 2005 and $7,774 for 2004)                                                          (2,952)            (4,676)
                                                                                         ------------------------------

  Other comprehensive loss                                                                $(132)           (17,118)
                                                                                         ================================



TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

5.       Benefit Plans
The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three and six month periods ended June 30, 2005 and 2004 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense/(Benefit) for the three months ended
June 30,

                                                 Pension Benefits                   Other Postretirement Benefits
                                              2005             2004                  2005                        2004
                                            -----------------------                  --------------------------------

Service cost                                $  194               216                     13                         1

Interest cost                                  371               410                     23                         8

Expected return on plan assets                (440)             (348)                  (101)                      (58)

Amortization of prior service cost              26                38                   (134)                     (114)
                                            ------------------------                 ---------------------------------

Net periodic expense/(benefit)              $  151               316                   (199)                     (163)
                                            ========================                 =================================


Components of Net Periodic Expense/(Benefit) for the six months ended June 30,

                                                 Pension Benefits                   Other Postretirement Benefits
                                              2005             2004                  2005                        2004
                                            -----------------------                  ---------------------------------

Service cost                                $  402               432                     19                         2

Interest cost                                  759               820                     36                        16

Expected return on plan assets                (903)             (859)                  (202)                      (247)

Amortization of prior service cost              53                76                   (259)                      (228)
                                            ------------------------                 ----------------------------------

Net periodic expense/(benefit)              $   311              469                   (406)                      (457)
                                            ========================                 ===================================


Contributions
The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2005. As of June 30, 2005, no contributions have been made. The Company presently anticipates that it will not make any contributions in 2005.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

6.       Impact of Changes in Accounting Standards
In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to originated loans. During the first quarter of 2005, the Company implemented the provisions of this SOP. This implementation did not have a material impact on the Company's financial condition or results of operations.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment," which requires companies to expense the estimated grant-date fair value of employee stock options and similar awards. In April 2005, the effective date of the accounting provisions of FAS 123R were delayed from July 1, 2005 to January 2006 for public companies like TrustCo. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited continued

awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense beginning in the first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The Company is in the process of determining the impact the recognition of compensation expense related to stock awards will have on its consolidated financial statements.

7.       Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.4 million at June 30, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2005 was insignificant.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2005, the related consolidated statements of income for the three and six month periods ended June 30, 2005 and 2004 and the related consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/KPMG LLP
---------------------
KPMG LLP

Albany, New York
August 5, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2005, with comparisons to 2004 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2004 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement:
(1) credit risk, (2) interest rate risk, (3)competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2005 and 2004.

Overview
TrustCo recorded net income of $15.0 million, or $0.199 of diluted earnings per share for the three months ended June 30, 2005, as compared to net income of $14.4 million or $0.191 of diluted earnings per share in the same period in 2004. For the six month period ended June 30, 2005, TrustCo recorded net income of $29.9 million, or $0.396 of diluted earnings per share, as compared to $28.5 million, or $0.380 of diluted earnings per share for the comparable period in 2004.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30,2005

The primary factors accounting for the year to date changes were:

        - A $55.1 million increase in the average balance of interest earning assets from $2.71 billion for the six-month period ended June 30, 2004 to $2.76 billion for the six-month period ended June 30, 2005,

        - A reduction in the provision for loan losses from $300 thousand expense in 2004 to $3.1 million credit in 2005,

        - A decrease in total noninterest income from $17.1 million in 2004 to $15.0 million in 2005. Within this category, securities transactions resulted in $7.8 million of net gains in 2004 compared to $4.9 million in 2005, and,

        - A reduction in total noninterest expense from $24.2 million for the six months ended June 30, 2004 to $24.0 million for the comparable period in 2005.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the second quarter and first six months of 2005 compared to the comparable period in 2004 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2004 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2004 compared to 2003. Most of the same market factors discussed in the 2004 Annual Report also had a significant impact on the quarterly and year to date 2005 results.

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

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased by 100 basis points during the first six months of 2005 from 2.25% at the beginning of the year to 3.25% by June 30, 2005. For 2004 the federal funds rate was 1.00% at the beginning of that year and remained at that level during the first half of 2004. During the first half of 2005 the 10 year treasury bond did not change consistently with the increase in the federal funds rate. The 10 year treasury was 4.22% as of year end 2004 and decreased to 3.91% by

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

the end of the second quarter of 2005. For comparison purposes the 10 year treasury was 4.25% at the beginning of 2004 and ended the second quarter up 33 basis points to 4.58%. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional increases in the federal funds rate subsequent to June 30, 2005.

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

The principal loan product for TrustCo is residential real estate loans. Interest rates on new residential real estate loan originations are influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae. Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in relation to the long-term nature of a residential real estate loan, while remaining competitive with the secondary market rates.

For the second quarter of 2005 the net interest margin increased to 3.98% from 3.78% for the second quarter of 2004. The quarterly results reflect the following significant factors:

- The average balance of securities available for sale decreased by $65.9 million and the average yield decreased to 5.35%.
- The average balance of federal funds sold and other short term investments decreased by $49.7 million and the average yield increased 189 basis points to 2.87%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.
- The loan portfolio grew by $137.1 million to $1.30 billion and the average yield increased 12 basis points to 6.47%.
- The average balance of interest bearing liabilities (primarily deposit accounts) decreased $28.8 million and the average yield increased 17 basis points to 1.76%.

These changes resulted in a net interest margin increase of 20 basis points from 3.78% for the second quarter of 2004 to 3.98% for the comparable period in 2005.

During the second quarter of 2005 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

increase. The TrustCo residential real estate loan product is very competitive compared to local and national competitors.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.

The decrease in balances of total interest bearing liabilities is primarily on the short term borrowing category which decreased by $30.6 million between the second quarter of 2004 and 2005.

Earning Assets
The total average balance of interest earning assets increased from $2.75 billion for the second quarter of 2004 to $2.77 billion for the second quarter of 2005 with an average yield of 5.16% in 2004 and 5.48% in 2005. Income on earning assets increased during this same time-period from $35.5 million in 2004 to $37.9 million in 2005.

For the six month period ended June 30, 2005, the average balance of interest earning assets was $2.76 billion, an increase of $55.1 million from the comparable period in 2004 of $2.71 billion. The average yield on interest earning assets was 5.27% for 2004, compared to 5.35% in 2005. The increase in the average balance of earning assets and the increase in the yield earned on these assets, resulted in an increase in interest income of $2.5 million to $73.8 million for the six months of 2005, compared to $71.2 million for the six months to 2004.

Loans
The average balance of loans for the second quarter was $1.30 billion in 2005 and $1.16 billion in 2004. The yield on loans increased from 6.35% in 2004 to 6.47% in 2005. The combination of the increased average balances and the higher rates resulted in an increase in the interest income on loans by $2.6 million.

For the six-month period ended June 30, 2005, the average balance in the loan portfolio was $1.28 billion compared to $1.16 billion for the comparable period in 2004. The average yield increased from 6.41% in 2004 to 6.44% in 2005. The increase in the average balance of loans outstanding and the impact of the increase in the yield resulted in total interest income of $41.0 million in 2005 compared to $37.2 million in 2004.

TrustCo actively markets the residential loan products (which includes residential real estate and home equity credit loans) within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates TrustCo aggressively marketed the

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in interest rates. Consequently, the significant amount of refinancing that occurred during 2003 and 2004 has been completed with only residual effects into 2005.
Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product attract customers in the residential mortgage loan area.

The impact of the increase in the benchmark interest rate indices (prime rate, federal funds, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The yields earned for the first six months of 2005 were 25 basis points, and 170 basis points, respectively, greater than in the first six months of 2004.

The average balance of commercial loans increased from $193.1 million for the second quarter of 2004 to $201.5 million in 2005. Similar increases were noted for the six month results where the average balance increased from $192.8 million in 2004 to $199.7 million in 2005. These increases are reflective of the market levels of economic activity occurring in the Upstate New York region and the movement of certain customer relations as a result of recent bank mergers in the region.

Securities Available for Sale
During the second quarter of 2005, the average balance of securities available for sale was $1.02 billion with a yield of 5.35%, compared to $1.09 billion for the second quarter of 2004 with a yield of 5.80%. The combination of the decrease in average balance and the decrease in the average yield caused a decrease in interest income on securities available for sale of approximately $2.1 million between the second quarter of 2005 and 2004.

The six-month results reflect similar trends. The total average balance of securities available for sale during the six months of 2004 was $1.06 billion with an average yield of 5.97% compared to an average balance for 2005 of $949.9 million with a yield of 5.43%.

Within the portfolio of securities available for sale there was a $61.2 million decrease in the average balance of US Treasury and agency obligations from $725.4 million in the second quarter of 2004 to $664.2 million for the comparable period in 2005. Likewise, for the six months ended June 30, 2005 the average balance of US Treasury and agency obligations was $591.4 million compared to $735.5 million in 2004. The decreases during the quarter and on a year to date basis reflect the redeployment of funds from fixed term final payment obligations to securities and loans that provide cash flow over their lives. US Treasury and agency obligation securities have fixed term

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

maturities and call dates established at the time that the security is purchased. The decision was made to reinvest proceeds of funds coming from maturities and calls of these securities into new investments and loans that would provide cash flow over the life of the instrument. This decision would allow TrustCo to reinvest these cash flows as they are received in new securities that would reflect current interest rates at the time of the reinvestment. As noted earlier, the general tenor and recent Federal Open Market Committee ("FOMC") actions, support a presumption that interest rates may be increasing.

Mortgage backed securities and collateralized mortgage obligations increased during the second quarter from $49.9 million in 2004 to $213.9 million in 2005. The average balance for the six-month periods was $59.2 million in 2004 and $204.5 million in 2005. This increase in the average balance reflects the decision by management to invest in securities with cash flows over the life of the security. The purchases are a combination of pass through mortgage backed securities along with collateralized mortgage obligations. Consequently the average yield on these securities has decreased from 5.26% in the second quarter of 2004 to 4.61% for 2005, and the six month yields are 5.19% in 2004 and 4.60% in 2005.

Consistent with the discussion above with respect to US Treasury and agency obligations the average balance of State, County and Municipal obligations has decreased during the second quarter from $169.1 million in 2004 to $130.5 million in 2005. The six month results also reflect a decrease from $174.8 million in 2004 to $138.7 million in 2005. As securities have matured or been sold the proceeds have primarily been reinvested in securities that provide principal cash flows to maturity. The sales of these securities has been to allow the Company to recognize gains along with providing additional cash flow for reinvestment.

Federal Funds Sold and Other Short-term Investments
During the second quarter of 2005 the average balance of federal funds sold and other short-term investments was $446.5 million with a yield of 2.87%, compared to the average balance for the three month period ended June 30, 2004 of $496.2 million with an average yield of 0.98%. The $49.7 million decrease in the average balance, offset by the 189 basis points increase in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $3.2 million for 2005 compared to $1.2 million for 2004.

During the six-month period ended June 30, 2005, the average balance of federal funds sold and other short-term investments was $537.4 million with a yield of 2.63% compared to an average balance of $486.1 million in 2004 with an average yield of 0.99%.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30,2005

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest-bearing checking and time deposit accounts.

During the second quarter, total average interest bearing liabilities were $2.35 billion for 2005 and $2.38 billion for 2004. The rate paid on total interest bearing liabilities was 1.59% for the second quarter of 2004 and 1.76% for 2005. Total interest expense for the second quarter increased approximately $870 thousand to $10.3 million for 2005 compared to $9.4 million for 2004.

Total interest-bearing liabilities were $2.36 billion for the six-month periods ended June 30, 2005 and $2.35 billion for 2004. The rate paid on total interest bearing liabilities was 1.60% for 2004 and 1.74% for 2005 and total interest expense was $18.8 million in 2004 and $20.3 million in 2005.

Demand deposit average balances increased $24.5 million for the second quarter of 2005 compared to the second quarter of 2004. Demand deposits averaged $233.1 million in the second quarter of 2005 and $208.6 million in 2004. On a year to date basis, average demand deposits were $229.8 million in 2005 compared to $201.8 million in 2004.

Interest bearing deposit balances have increased from an average of $2.25 billion for the first six months of 2004 to $2.28 billion for 2005. The increase in overall deposits noted for the six months of 2005 compared to 2004 were the result of increases in the savings category of $16.3 million and Certificates of deposit and other time deposits of $34.6 million offset by reductions in interest bearing checking accounts of $3.6 million and money market accounts of $19.8 million. Similar trends were also noted for the second quarter results with the exception of savings accounts which had a decrease of $1.2 million between the second quarter of 2004 and 2005. TrustCo has experienced a deposit inflow primarily as a result of customers moving funds back into the banking system from the stock and bond market and from TrustCo's new branch openings.

Short-term borrowings for the quarter averaged $81.5 million in 2005 compared to $112.1 million in 2004. The average yield increased during this time period from 0.72% to 2.06% for the second quarter of 2005. On a year to date basis, short term borrowings averaged $105.9 million for the six months ended
June 30, 2004 compared to $82.0 million for the comparable period in 2005.
The average yield was 0.72% for the six months of 2004 and 2.00% for 2005.

Net Interest Income
Taxable equivalent net interest income increased by $1.6 million to $27.6 million for the second quarter of 2005. The net interest spread increased 15 basis points between 2004 and 2005 and the net interest margin increased by 20 basis points.

Taxable equivalent net interest income for the first six months  of 2005 was
$53.5

TrustCo Bank Corp NY
Management's Discussion and Analysis -  continued
June 30, 2005

million, an increase of approximately $1.0 million over the $52.5 million for the first six months of 2004. Net interest spread decreased 6 basis points to 3.61% and net interest margin remained the same at 3.87% for the six-month period ended June 30, 2005.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following describes the nonperforming assets of TrustCo as of June 30, 2005.

Nonperforming loans: Total nonperforming loans were $3.0 million at June 30, 2005, an increase from the $2.9 million of nonperforming loans at June 30, 2004. There were $1.0 million of nonaccrual loans at June 30, 2005 and none at June 30, 2004. Restructured loans were $2.0 million at June 30, 2005 compared to $2.9 million at June 30, 2004. There were no loans past due three payments or more and still accruing interest at June 30, 2005 and 2004.

All of the nonperforming loans at June 30, 2005 and 2004 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

       - The overall emphasis within TrustCo for residential real estate originations,
       - The relatively weak economic environment in the upstate
         New York territory, and
       - The relative slow growth in real estate values in many of TrustCo's market area that has occurred since the middle of the 1990's, thereby limiting the collateral value that supports the real estate loans.

Consumer loan defaults and bankruptcies have increased over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. However, beginning in 2004 the number of new bankruptcy filings in the Capital District area decreased from the prior year. Also the demand for housing in the Capital District area has increased which has resulted in increased real estate prices in selected sectors of the marketplace. These trends may be indicators of future economic stability for this region and a continued lessening of loan chargeoffs.

TrustCo Bank Corp NY
Management's Discussion and Analysis -  continued
June 30, 2005

Total impaired loans at June 30, 2005 of $2.0 million, consisted of restructured retail loans. During the first six months of 2005, there were $379.4 thousand of commercial loan charge offs, $158.8 thousand of consumer loan charge offs and $649.7 thousand of residential mortgage loan charge offs as compared with $61 thousand of commercial loan charge offs, $192 thousand of consumer loan charge offs and $3.3 million of residential mortgage loan charge offs in the first half of 2005. Recoveries during the first six months were $2.9 million in 2005 and $2.8 million in 2004.

The significant reduction in the loan charge offs from the residential real estate portfolio, along with ancillary information previously noted of the increased real estate prices and reduction in financial stress as demonstrated by bankruptcy filings resulted in a negative provision for loan losses of $1.6 million during the second quarter of 2005 compared to $150 thousand expense for the comparable period in 2004. The negative provision was $3.1 for the first six months of 2005 compared to a provision for loan losses of $300 thousand for the comparable period in 2004. The Company continues to monitor these trends and believes they have continued into the second half of 2005.

Real estate owned: There was no real estate owned as of June 30, 2005 and 2004.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At June 30, 2005, the allowance for loan losses was $48.0 million, which represents a decrease from the $49.4 million in the allowance at December 31, 2004. The allowance represents 3.60% of the loan portfolio as of June 30, 2005 compared to 4.14% at June 30, 2004.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

       - The magnitude and nature of the recent loan charge offs,

       - The change in the loan portfolio and the implication that it has in relation to the economic climate in the bank's business territory,

       - Significant growth in the level of losses associated with bankruptcies in New York State and the time period needed to foreclose, secure and dispose of collateral, and

       - The relatively weak economic environment in the upstate New York territory over the last several years.

TrusCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

Though the economic climate in the Upstate New York area has suffered over the last several years, resulting in higher bankruptcies and relatively flat real estate prices, overall economic trends in the last 2 years have been improving. As noted previously, bankruptcies in the Capital District area have recently decreased on a year over year basis, and general housing prices have continued to increase. These positive trends have helped marginal credits better manage their debt load. Because of continued improvement in nearly all of the indicators of the Company's credit quality and management's assessment of economic conditions and risk, a negative provision of $1.6 million for the second quarter was recognized.

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

Noninterest Income
Total noninterest income for the three months ended June 30, 2005 was $6.9 million a decrease of $1.5 million from the comparable period in 2004. During the 2005 period, the Company recorded net securities gains of $1.3 million compared to $3.6 million for the comparable period in 2004. Excluding these securities transactions, noninterest income increased from $4.8 million in the second quarter of 2004 to $5.6 million for the comparable period in 2005.

Total noninterest income was $15.0 million for the six months of 2005 compared to $17.1 million for 2004. Excluding net securities gains of $4.9 million and $7.8 million, in the six month period ended June 30, 2005 and 2004, respectively, the balances for 2005 and 2004 would have been $10.1 million and $9.3 million, respectively.

Trust department income increased slightly to $1.6 million for the second quarter of 2005. The increase in trust fee income is the result of a increase in assets under management from $945 million as of June 30, 2004 to $974 million as of June 30, 2005. On a year to date basis trust fee income was $3.0 million for both 2005 and 2004.

Fees for other services to customers are down for both the quarter and year to date between 2004 and 2005 due primarily to loan volume and refinancing activities.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

The increase in other income for the second quarter of 2005 is due to the gain recognized from the sale of the former operations center in Schenectady. The gain was approximately $600 thousand.

Noninterest Expenses
Total noninterest expense for the second quarter of 2005 was $12.2 million as compared to $11.7 million for 2004. For the six months ended June 30, 2005 and 2004, total noninterest expense was $24.0 million and $24.2 million, respectively.

Salaries and employee benefits cost decreased from $5.2 million for the second quarter of 2004 to $5.0 million for the comparable period in 2005. Similar decreases in salaries and benefits were also noted for the six month period ended June 30, 2005 compared to 2004. Total salaries and employee benefits were $10.5 million for 2004 and $10.3 million for 2005.

Net occupancy expense increased $325 thousand for the second quarter of 2005 compared to 2004 due primarily to the new branch operations and the cost of utilities. The TrustCo branch expansion program added eight new offices since June 30, 2004.

Equipment expense increased approximately $257 thousand during the second quarter of 2005 compared to 2004 as a result of new items purchased for the branch expansion program and upgrades to the ATM equipment. On a year to date basis, equipment expense increased by $451 thousand to $1.4 million due to the same factors that affected the second quarter.

Outsourced services decreased from $1.1 million in the second quarter of 2004 to $843 thousand for the second quarter of 2005. On a year to date basis, outsourced services were $2.2 million in 2004 compared to $2.0 million in 2005. These costs are for data processing, item processing and certain back room operations that were transferred to a third party vendor. The decrease in outsourced services expense between 2004 and 2005 was the result of reductions in the cost of certain aspects of the outsourced services during this time period.

Income Taxes
In the second quarter of 2005 and 2004, TrustCo recognized income tax expense of $8.0 million and $6.8 million, respectively. This resulted in an effective tax rate of 34.7% for 2005 and 32.2% for 2004. For the six months of 2005, total income tax expense was $15.8 million compared to $13.8 million for 2004. This resulted in an effective tax rate of 34.6% for 2005 and 32.6% for 2004. The increase in effective tax rates during 2005 is primarily due to a reduction in the proportion of tax exempt income to total pre-tax income as compared to 2004.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

TrusCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

Total shareholders' equity at June 30, 2005 was $234.2 million, an increase of $8.4 million from the year-end 2004 balance of $225.8 million. The change in shareholders' equity between year-end 2004 and June 30, 2005 primarily reflects net income retained by TrustCo ($7.4 million), the proceeds from shares issued upon the exercise of stock options ($2.3 million), a $132 thousand decrease in accumulated other comprehensive income and a $1.2 million increase in treasury stock.

TrustCo declared dividends of $0.300 per share during the first six months of 2005 and 2004. These resulted in a dividend payout ratio of 75.3% in 2005 and 78.1% in 2004. The Company achieved the following ratios as of June 30, 2005 and 2004:

                                  June 30,                  Minimum Regulatory
                                 2005             2004             Guidelines
                                 --------------------------------------------
   Tier 1 risk adjusted
          capital                17.03%           16.61%               4.00%

   Total risk adjusted
          capital                18.31%           17.89%               8.00%

In addition, at June 30, 2005 and 2004, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 8.00% and 7.41%, respectively, compared to a minimum regulatory requirement of 4.00%.

Pending Transaction

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

TrusCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Proposed Accounting Standards:

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

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106". This statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement
132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company's disclosures in Note 10 to the consolidated financial statements incorporate the requirements of the revised Statement 132.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2005

In December 2004, the FASB issued revised statement No. 123 ("FAS 123R"), "Share-Based Payment," which requires companies to expense the estimated grant-date fair value of employee stock options and similar awards. In April 2005, the effective date of the accounting provisions of FAS 123R were delayed from July 1, 2005 to January 2006 for public companies like TrustCo. The Company will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense beginning in first quarter of 2006 related to new awards granted and the unvested portions of earlier awards. The Company is in the process of determining the impact the recognition of compensation expense related to stock awards will have on its consolidated financial statements.

                               TrustCo Bank Corp NY
                        Management's Discussion and Analysis
                              STATISTICAL DISCLOSURE

           I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                        INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of
$1.5 million in 2005 and $8.4 million in 2004. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.
                                      Three          2005              Three          2004
                                      Months                           Months
                                      Average    Interest  Average     Average    Interest  Average  Change in  Variance  Variance
                                      Balance              Rate        Balance              Rate      Interst    Balance    Rate
(dollars in thousands)                                                                                Income/    Change     Change
                                                                                                      Expense
            Assets

Securities available for sale:
U.S. Treasuries and agencies        $  664,164  $   8,462   5.10 %    $  725,402 $  9,892  5.45 %      (1,430)    (812)      (618)
Mortgage-backed securities and
 collateralized mortgage obligations   213,930      2,468   4.61 %        49,930      657  5.26 %       1,811    1,882        (71)
States and political subdivisions      130,524      2,508   7.69 %       169,126    3,326  7.87 %        (818)    (743)       (75)
Other                                   16,150        276   6.85 %       146,219    1,945  5.32 %      (1,669)  (2,466)       797
                                     ---------   --------   ------     ---------  ------- -------      -------  -------     -------
 Total securities available for sale 1,024,768     13,714   5.35 %     1,090,677   15,820  5.80 %      (2,106)  (2,140)        34

Federal funds sold and other
 short-term Investments                446,500      3,197   2.87 %       496,233    1,206  0.98 %       1,991     (109)      2,100

Commercial Loans                       201,471      3,634   7.22 %       193,113    3,302  6.84 %         332      145         187
Residential mortgage loans             892,638     14,207   6.37 %       777,383   13,050  6.72 %       1,157    1,784        (627)
Home equity lines of credit            193,126      2,806   5.83 %       179,303    1,732  3.88 %       1,074      143         931
Installment loans                       12,049        350  11.65 %        12,408      354 11.47 %          (4)      (9)          5
                                     ---------   --------  -------     ---------  ------- -------      -------  ------      -------
Loans, net of unearned income        1,299,284     20,997   6.47 %     1,162,207   18,438  6.35 %       2,559    2,063         496

  Total interest earning assets      2,770,552     37,908   5.48 %     2,749,117   35,464  5.16 %       2,444     (186)      2,630
                                     ---------   --------  -------     ---------  ------- -------      -------  ------      -------
Allowance for loan losses              (48,108)                          (49,020)
Cash & non-interest earning assets     122,043                           140,655
                                     ---------                        ----------
Total assets                       $ 2,844,487                        $2,840,752
                                    ==========                        ==========

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts  $  325,898        380   0.47 %    $  331,312      395  0.48 %         (15)      (7)         (8)
Money market accounts                  143,104        571   1.60 %       166,482      379  0.92 %         192      (45)        237
Savings                                810,579      1,493   0.74 %       811,822    1,982  0.98 %        (489)      (3)       (486)
Time deposits                          993,519      7,443   3.01 %       961,644    6,480  2.71 %         963      222         741
                                     ---------     ------   ------    ----------   ------  ------       -----     -----      ------
  Total interest bearing deposits    2,273,100      9,887   1.74 %     2,271,260    9,236  1.64 %         651      167         484
Short-term borrowings                   81,499        419   2.06 %       112,124      201  0.72 %         218      (37)        255
Long-term debt                             103          2   5.24 %           158        2  5.45 %           -        -           -
                                     ---------     ------   ------    ----------   ------  ------       -----     -----      ------
    Total Interest Bearing Liability 2,354,702     10,308   1.76 %     2,383,542    9,439  1.59 %         869      130         739
Demand deposits                        233,138     ------                208,612   ------               -----     -----      ------
Other liabilities                       28,518                            35,065
Shareholders' equity                   228,129                           213,533

Total liab. & shareholders'equity  $ 2,844,487                        $2,840,752
                                    ==========                        ==========
Net Interest Income                                27,600                          26,025               1,575     (316)      1,891
                                                   ------                          ------               -----     -----      ------
Net Interest Spread                                         3.72 %                         3.57 %

Net Interest margin (net interest income
to total interest earning assets)                           3.98 %                         3.78 %

Tax equivalent adjustment                            (892)                         (1,359)
                                                  -------                          -------
  Net Interest Income per book                     26,708                          24,666
                                                  ========                         =======

                               TrustCo Bank Corp NY
                         Management's Discussion and Analysis
                               STATISTICAL DISCLOSURE

        I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                     INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $2.3 million in 2005 and $15.3 million in 2004. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.
                                   Six            2005               Six          2004
                                   Months                            Months
                                   Average    Interest  Average      Average  Interest  Average    Change in   Variance   Variance
                                   Balance              Rate         Balance            Rate       Interest    Balance    Rate
(dollars in thousands)                                                                             Income/     Change     Change
                                                                                                   Expense
            Assets

Securities available for sale:
U.S. Treasuries and agencies       $  591,410 $ 15,339   5.19 %     $  735,454  $ 20,727  5.64 %     (5,388)    (3,828)    (1,560)
Mortgage-backed securities and
 collateralized mortgage obligations  204,491    4,701   4.60 %         59,206     1,537  5.19 %      3,164      3,318       (154)
States and political subdivisions     138,717    5,347   7.71 %        174,812     6,884  7.87 %     (1,537)    (1,399)      (138)
Other                                  15,239      411   5.42 %         90,125     2,468  5.48 %     (2,057)    (2,030)       (27)
                                    ---------  -------  -------     ----------  -------- -------   ---------   --------   ---------
 Total securities available for sale  949,857   25,798   5.43 %      1,059,597    31,616  5.97 %     (5,818)    (3,940)    (1,878)

Federal funds sold and other
 short-term Investments               537,365    7,000   2.63 %        486,135     2,400  0.99 %      4,600        275      4,325

Commercial Loans                      199,739    7,099   7.11 %        192,755     6,607  6.86 %        492        245        247
Residential mortgage loans            871,031   27,853   6.40 %        779,822    26,481  6.79 %      1,372      2,696     (1,324)
Home equity lines of credit           192,630    5,328   5.58 %        176,841     3,413  3.88 %      1,915        324      1,591
Installment loans                      12,150      707  11.74 %         12,571       728 11.65 %        (21)       (27)         6
                                    ---------  -------  -------     ----------- -------- -------   ---------   --------   ---------
Loans, net of unearned income       1,275,550   40,987   6.44 %      1,161,989    37,229  6.41 %      3,758      3,238        520

  Total interest earning assets     2,762,772   73,785   5.35 %      2,707,721    71,245  5.27 %      2,540       (427)     2,967
Allowance for loan losses             (48,493) -------  -------        (49,259) -------- -------   ---------   --------   ---------
Cash & non-interest earning assets    129,127                          152,798
                                    ---------                        ----------
Total assets                      $ 2,843,406                       $2,811,260
                                    =========                        ==========

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts  $  324,940     767   0.48 %     $  328,577       785  0.48 %        (18)       (18)         -
Money market accounts                  145,179   1,011   1.40 %        164,943       828  1.01 %        183        (82)       265
Savings                                814,538   3,207   0.79 %        798,231     3,905  0.98 %       (698)        82       (780)
Time deposits                          991,494  14,532   2.96 %        956,891    12,883  2.71 %      1,649        464      1,185
                                     ---------  ------  -------      ---------    ------  ------   ---------   --------   ---------
  Total interest bearing deposits    2,276,151  19,517   1.73 %      2,248,642    18,401  1.65 %      1,116        446        670
Short-term borrowings                   81,978     813   2.00 %        105,885       379  0.72 %        434        (63)       497
Long-term debt                             106       3   5.27 %            182         5  5.55 %         (2)        (2)        (0)
                                     ---------  ------  -------      ---------    ------  ------   ---------   --------   ---------
 Total Interest Bearing Liabilities  2,358,235  20,333   1.74 %      2,354,709    18,785  1.60 %      1,548        381      1,167
Demand deposits                        229,789  ------                 201,832    ------           ---------   --------   ---------
Other liabilities                       27,050                          32,751
Shareholders' equity                   228,332                         221,968

Total liab. & shareholders' equity $ 2,843,406                      $2,811,260
                                    ==========                      ==========
Net Interest Income                             53,452                            52,460                992       (808)     1,800
                                                ------                            ------           ---------   --------   ---------
Net Interest Spread                                      3.61 %                           3.67 %

Net Interest margin (net interest income
to total interest earning assets)                        3.87 %                           3.87 %

Tax equivalent adjustment                       (1,884)                           (2,731)
                                                ------                            ------
  Net Interest Income per book                  51,568                            49,729
                                                ======                            ======

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

  As detailed in the Annual Report to Shareholders as of December 31, 2004 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the six months ended June 30, 2005, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has increased from $486.1 million in 2004 to $537.4 million in 2005. As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the third quarter. The Company believes there was no significant change to its interest rate risk during the second quarter of 2005.

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

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of a cost-effective systems of controls can provide absolute assurance that all control issues and instances of fraud, if any, willbe detected.

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

                  PART II

                  OTHER INFORMATION
Item 1.  Legal Proceedings

                  None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                 ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------
                                                 Total
                                                 Number of
                                                 Shares         Maximum Number
                                                 Purchased as   of Shares that
                    Total                        Part of        May Yet Be
                    Number of    Average Price   Publicly       Purchases Under
                    Shares       Paid per Share  Announced      the Plans
Period              Purchased                    Plans or       or Programs
                                                 Programs
-------------------------------------------------------------------------------

April 1 - April 30      -             $ -               0                N/A
-------------------------------------------------------------------------------

May 1 - May 31       200,000        $ 11.78             0                N/A
-------------------------------------------------------------------------------

June 1 - June 30     151,203        $ 12.73             0                N/A
-------------------------------------------------------------------------------

     Total           351,203        $ 12.19             0                N/A
-------------------------------------------------------------------------------

All 351,203 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submissions of Matters to Vote of Security Holders

         At the annual meeting held May 9, 2005, shareholders of the Company were asked to consider the Company's nominees for directors and to elect two (2) directors. The Company's nominees for director were Anthony J. Marinello, MD, PhD (three-year term) and William D. Powers
        (three-year term).

            The results of shareholder voting are as follows:

            1.Election of Directors:

               Director                          For              Withheld
               --------                          ---              --------
               Anthony J. Marinello, MD, PhD     61,236,690       1,903,805
               William D. Powers                 61,092,444       2,048,051

              Directors continuing in office are Joseph A. Lucarelli, Robert A. McCormick, and William J. Purdy.

            2. Proposal to ratify the appointment of KPMG LLP as the
               independent certified public accountants of
               TrustCo for the fiscal year ending December 31, 2005.

                 For                       Against           Abstain
                 ---                       -------           -------
                 61,627,767                1,089,962         422,966

 Item 5. Other Information

                  None.

Item 6.Exhibits and Reports on Form 8-K

(a)Exhibits

Reg S-K (Item 601)
Exhibit No.                                 Description
-----------------------------------------------------------------------------
  31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

  31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

  32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

(b)Reports on Form 8-K

During the quarter ended June 30, 2005, TrustCo filed the following reports on Form 8-K:

April 13, 2005, regarding a press release dated April 13, 2005, announcing Trustco Bank and Patriot Federal Bank (proposed) sale/purchase of Canajoharie office.

April 19, 2005, regarding two press releases dated April 19, 2005, detailing first quarter 2005 financial results.

May 9, 2005, regarding a press release dated May 9, 2005, announcing the results of its 2005 Annual Meeting of Shareholders.

May 17, 2005, regarding a press release dated May 17, 2005, declaring a cash dividend of $0.15 per share payable on July 1, 2005, to shareholders of record at the close of business on June 3, 2005.

June 23, 2005, regarding a press release dated June 22, 2005, announcing the appointment of Robert J. McCormick to the Company's Board of Directors.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TrustCo Bank Corp NY


                                         By: /s/Robert J. McCormick
                                         ------------------------------
                                         Robert J. McCormick
                                         President and Chief Executive
                                         Officer



                                         By: /s/Robert T. Cushing
                                         ------------------------------
                                         Robert T. Cushing
                                         Executive Vice President
                                         and Chief Financial Officer







Date:  August 5, 2005

                                 Exhibits Index

  Reg S-K
  Exhibit No.                 Description
    31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

    31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

    32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

                             Exhibit 31(a)

                             Certification

I, Robert J. McCormick, the principal executive officer and of TrustCo Bank Corp NY, ("registrant") certify that:

        1. I have reviewed this report on Form 10-Q of TrustCo Bank Corp NY;

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

        4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

           a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

           c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    Exhibits

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


     Date:  August 5, 2005

     /s/ Robert J. McCormick
     --------------------------
     Robert J. McCormick
     President and
     Chief Executive Officer

                                  Exhibit 31(b)

                                  Certification

I, Robert T. Cushing, the principal financial officer of TrustCo Bank Corp NY, ("registrant") certify that:

     1. I have reviewed this report on Form 10-Q of TrustCo Bank Corp NY;

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

     4. The registrant's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
        15d-15(f) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                     Exhibits

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


     Date:  August 5, 2005

     /s/ Robert T. Cushing
     --------------------------------
     Robert T. Cushing
     Executive Vice President and
     Chief Financial Officer

                                    Exhibits

                                   Exhibit 32

                                  Certification
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 Of The Sarbanes-Oxley Act of 2002

         In connection with the Quarterly Report of TrustCo Bank Corp NY (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                                /s/ Robert J. McCormick
                                                ------------------------------
                                                Robert J. McCormick
                                                President and
                                                Chief Executive Officer


                                                /s/ Robert T. Cushing
                                                ------------------------------
                                                Robert T. Cushing
                                                Executive Vice President and
                                                Chief Financial Officer





August 5, 2005