Form 10-Q
period 2005-09-30
TRUSTCO BANK CORP N Y
filed 2005-11-07
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended             Commission File Number 0-10592
       September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.(x) No.( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (x) No ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding
    Class of Common Stock                      as of October 31, 2005
 ---------------------------                   ----------------------
        $1 Par Value                                 74,898,885

                             TrustCo Bank Corp NY

                                    INDEX


                                                                                 PAGE NO.
                                                                                 --------
Part I.      FINANCIAL INFORMATION

Item 1.      Interim Financial Statements (Unaudited): Consolidated                 1
             Statements of Income for the Three Months and Nine Months Ended
             September 30, 2005 and 2004

             Consolidated Statements of Financial Condition as of September         2
             30, 2005 and December 31, 2004

             Consolidated Statements of Cash Flows for the Nine Months Ended        3 - 4
             September 30, 2005 and 2004

             Notes to Consolidated Interim Financial Statements                     5 - 11

             Report of Independent Registered Public Accounting Firm                12

Item 2.      Management's Discussion and Analysis of Financial Condition and        13 - 30
             Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk             31

Item 4.      Controls and Procedures                                                31 - 32


Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                      33

Item 2.      Unregistered Sales of Equity Securities and Use                        33
             of Proceeds

Item 3.      Defaults Upon Senior Securities                                        33

Item 4.      Submissions of Matters to a Vote of Security Holders                   33


Item 5.      Other Information                                                      33

Item 6.      Exhibits and Reports on Form 8-K                                       34


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)

                                                              3 Months Ended                     9 Months Ended
                                                               September 30,                      September 30,
                                                          2005              2004             2005              2004
                                                         -------          -------          --------         --------

Interest and dividend income:
  Interest and fees on loans                             $22,225           18,644            63,195           55,854
  Interest on U. S. Treasuries and agencies                9,440            9,926            24,779           30,653
  Interest on states and political
   subdivisions                                            1,422            2,071             4,911            6,582
  Interest on mortgage-backed securities and
   collateralized mortgage obligations                     2,571            2,066             7,272            4,916
  Interest and dividends on other securities                 256              446               658            1,262
  Interest on federal funds sold and other
   short term investments                                  2,519            1,798             9,519            4,198
                                                         -------          -------          --------         --------
       Total interest income                              38,433           34,951           110,334          103,465
                                                         -------          -------          --------         --------

Interest expense:
  Interest on deposits:
    Interest-bearing checking                                311              408             1,078            1,193
    Savings                                                1,545            2,042             4,752            5,947
    Money market deposit accounts                          1,002              326             2,013            1,154
    Time deposits                                          8,105            6,765            22,637           19,648
  Interest on short-term borrowings                          537              254             1,350              633
  Interest on long-term debt                                   1                2                 4                7
                                                         -------          -------          --------         --------
       Total interest expense                             11,501            9,797            31,834           28,582
                                                         -------          -------          --------         --------
       Net interest income                                26,932           25,154            78,500           74,883
Provision (credit) for loan losses                        (1,680)             150            (4,760)             450
                                                         -------          -------          --------         --------
       Net interest income after provision
         for loan losses                                  28,612           25,004            83,260           74,433
                                                         -------          -------          --------         --------

Noninterest income:
  Trust department income                                  1,520            1,406             4,476            4,405
  Fees for other services to customers                     2,787            2,510             7,878            7,805
  Net gain on securities transactions                        776            4,620             5,683           12,394
  Other                                                    2,019              454             4,103            1,482
                                                         -------          -------          --------         --------
       Total noninterest income                            7,102            8,990            22,140           26,086
                                                         -------          -------          --------         --------

Noninterest expenses:
  Salaries and employee benefits                           5,126            4,975            15,420           15,437
  Net occupancy expense                                    1,787            1,464             5,542            4,968
  Equipment expense                                          638              382             2,029            1,322
  Professional services                                      628              900             2,404            2,657
  Outsourced Services                                      1,015            1,121             3,043            3,298
  Other real estate expenses / (income)                     (237)            (111)             (631)            (332)
  Other                                                    2,524            2,752             7,627            8,340
                                                         -------          -------          --------         --------
       Total noninterest expenses                         11,481           11,483            35,434           35,690
                                                         -------          -------          --------         --------
       Income before taxes                                24,233           22,511            69,966           64,829
Income taxes                                               8,514            7,298            24,355           21,112
                                                         -------          -------          --------         --------
       Net income                                        $15,719           15,213            45,611           43,717
                                                         =======          =======          ========         ========
Net income per Common Share:
       - Basic                                           $ 0.210            0.205             0.608            0.589
                                                         =======          =======          ========         ========
       - Diluted                                         $ 0.208            0.203             0.605            0.582
                                                         =======          =======          ========         ========


See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
          Consolidated Statements of Financial Condition (Unaudited)
                (dollars in thousands, except per share data)

                                                                                           09/30/05                  12/31/04
                                                                                          ----------                 ---------

ASSETS:
Cash and due from banks                                                                   $   51,410                    54,222
Federal funds sold and other short term investments                                          242,898                   642,208
                                                                                          ----------                 ---------
       Total cash and cash equivalents                                                       294,308                   696,430

Securities available for sale:
  U. S. Treasuries and agencies                                                              744,633                   517,561
  States and political subdivisions                                                          118,915                   154,939
  Mortgage-backed securities and collateralized mortgage obligations                         217,908                   201,623
  Other                                                                                       17,812                    21,866
                                                                                          ----------                 ---------
       Total securities available for sale                                                 1,099,268                   895,989
                                                                                          ----------                 ---------

Loans:
  Commercial                                                                                 207,971                   201,742
  Residential mortgage loans                                                                 991,706                   833,697
  Home equity line of credit                                                                 192,916                   191,242
  Installment loans                                                                            6,199                    13,749
                                                                                          ----------                 ---------
       Total loans                                                                         1,398,792                 1,240,430
                                                                                          ----------                 ---------
Less:
  Allowance for loan losses                                                                   46,665                    49,384
  Unearned income                                                                                437                       365
                                                                                          ----------                 ---------
       Net loans                                                                           1,351,690                 1,190,681

Bank premises and equipment                                                                   21,056                    22,479
Other assets                                                                                  62,493                    58,255
                                                                                          ----------                 ---------
   Total assets                                                                           $2,828,815                 2,863,834
                                                                                          ==========                 =========

LIABILITIES:
Deposits:
  Demand                                                                                  $  247,664                   237,423
  Interest-bearing checking                                                                  308,136                   336,538
  Savings accounts                                                                           743,233                   820,593
  Money market deposit accounts                                                              160,097                   155,299
  Certificates of deposit (in denominations of
    $100,000 or more)                                                                        203,645                   178,021
  Time deposits                                                                              821,598                   799,228
                                                                                          ----------                 ---------
       Total deposits                                                                      2,484,373                 2,527,102

Short-term borrowings                                                                         81,266                    77,979
Long-term debt                                                                                    94                       114
Accrued expenses and other liabilities                                                        33,421                    32,807
                                                                                          ----------                 ---------
       Total liabilities                                                                   2,599,154                 2,638,002
                                                                                          ----------                 ---------

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 100,000,000 shares authorized,
  and 82,119,360 and 81,727,754 shares issued September 30, 2005
  and December 31, 2004, respectively                                                         82,120                    81,728
Surplus                                                                                      115,679                   114,218
Undivided profits                                                                            101,894                    90,018
Accumulated other comprehensive income:
Net unrealized (loss) gain on securities available for sale                                   (1,712)                    4,459
Treasury stock at cost - 7,380,350 and 7,187,784 shares at
  September 30, 2005 and December 31, 2004, respectively                                     (68,320)                  (64,591)
                                                                                          ----------                 ---------
       Total shareholders' equity                                                            229,661                   225,832
                                                                                          ----------                 ---------
       Total liabilities and shareholders' equity                                         $2,828,815                 2,863,834
                                                                                          ==========                 =========


See accompanying notes to unaudited consolidated interim financial statements.


                          TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                         (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED September 30,                                                        2005                2004
                                                                                     ---------           ---------

Cash flows from operating activities:
Net income                                                                           $  45,611              43,717

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        2,015               1,296
    Gain on sale of other real estate owned                                               (690)               (461)
    (Credit) provision  for loan losses                                                 (4,760)                450
    Deferred tax expense                                                                 1,994               2,485
    (Gain) loss on sale of premises and equipment                                         (595)                 55
    Net gain on sale of securities available for sale                                   (5,683)            (12,394)
    Decrease/(increase) in taxes receivable                                              5,616              (7,340)
    (Increase)/decrease in interest receivable                                          (3,185)                360
    Increase/(decrease) in interest payable                                                322                  (8)
    (Increase)/decrease in other assets                                                 (4,512)             12,364
    Increase/(decrease) in accrued expenses and other liabilities                          235              (7,496)
                                                                                     ---------           ---------
       Total adjustments                                                                (9,243)            (10,689)
                                                                                     ---------           ---------
Net cash provided by operating activities                                               36,368              33,028
                                                                                     ---------           ---------
Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale                       250,312             932,618
  Purchase of securities available for sale                                           (459,810)           (819,296)
  Proceeds from maturities of securities available for sale                              1,636                 668
  Net increase in loans                                                               (156,305)            (26,941)
  Proceeds from dispositions of real estate owned                                          690                 461
  Proceeds from dispositions of bank premises and equipment                              2,226                  23
  Purchases of bank premises and equipment                                              (2,223)             (1,882)
                                                                                     ---------           ---------
       Net cash (used in)/provided by investing activities                            (363,474)             85,651
                                                                                     ---------           ---------
Cash flows from financing activities:
  Net (decrease)/increase in deposits                                                  (42,729)             72,993
  Increase/(decrease) in short-term borrowings                                           3,287              (3,575)
  Repayment of long-term debt                                                              (20)               (119)
  Proceeds from exercise of stock options                                                2,324               5,270
  Proceeds from sale of treasury stock                                                   8,929               5,883
  Purchase of treasury stock                                                           (13,129)            (12,978)
  Dividends paid                                                                       (33,678)            (33,369)
                                                                                     ---------           ---------
       Net cash (used in)/provided by financing activities                             (75,016)             34,105
                                                                                     ---------           ---------
Net (decrease)/increase in cash and cash equivalents                                  (402,122)            152,784

Cash and cash equivalents at beginning of period                                       696,430             411,682
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                           $ 294,308             564,466
                                                                                     =========           =========


See accompanying notes to unaudited consolidated interim financial statements. (Continued)


                             TRUSTCO BANK CORP NY
         Consolidated Statements of Cash Flows Continued (Unaudited)
                            (dollars in thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED September 30,                                                        2005                2004
                                                                                     ---------           ---------

Interest paid                                                                         31,512               28,590
Income taxes paid                                                                     17,224                3,384
Transfer of loans to real estate owned                                                    56                   --
Increase in dividends payable                                                             57                   10
Change in unrealized gain on securities
  available for sale-gross of deferred taxes                                         (10,265)             (18,482)
Change in deferred tax effect on unrealized gain
  on securities available for sale                                                     4,095                7,370


See accompanying notes to unaudited consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1.   Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY ("TrustCo" or the "Company") include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2004 Annual Report to Shareholders on Form 10K.


2.   Earnings Per Share

A reconciliation of the component parts of earnings per share for the three and nine month periods ended September 30, 2005 and 2004 follows:


(In thousands,                                      Net                   Weighted Average Shares    Per Share
except per share data)                              Income                Outstanding                Amounts
                                                    -------               -----------------------    -------
For the quarter ended September 30, 2005:
Basic EPS:
   Net income available to
   Common shareholders                              $15,719               74,931                     $0.210
Effect of Dilutive Securities:
   Stock options                                         --                  509                      (.002)
                                                    -------               ------                     ------
Diluted EPS                                         $15,719               75,440                     $0.208
                                                    =======               ======                     ======

For nine months ended September 30, 2005:
Basic EPS:
   Net income available to
   Common shareholders                              $45,611               74,958                     $0.608
Effect of Dilutive Securities:
   Stock options                                         --                  475                      (.003)
                                                    -------               ------                     ------
Diluted EPS                                         $45,611               75,433                     $0.605
                                                    =======               ======                     ======


There were 517,720 stock options which, if included, would have been antidilutive in the calculation of average shares outstanding as of September 30, 2005 and were therefore excluded from the earnings per share calculations.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued



(In thousands,                                      Net                   Weighted Average Shares    Per Share
except per share data)                              Income                Outstanding                Amounts
                                                    -------               -----------------------    -------
For the quarter ended September 30, 2004:
Basic EPS:
   Net income available to
   Common shareholders                              $15,213               74,244                     $0.205
Effect of Dilutive Securities:
   Stock options                                         --                  736                     (0.002)
                                                    -------               ------                     -------
Diluted EPS                                         $15,213               74,980                     $0.203
                                                    =======               ======                     =======

For nine months ended September 30, 2004:
Basic EPS:
   Net income available to
   Common shareholders                              $43,717               74,242                     $0.589
Effect of Dilutive Securities:
   Stock options                                         --                  817                     (0.007)
                                                    -------               ------                     -------
Diluted EPS                                         $43,717               75,059                     $0.582
                                                    =======               ======                     =======


There were no antidilutive stock options as of September 30, 2004.


3.   Stock Option Plans

The Company has stock option plans for officers and directors and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148). The Company's stock option plans are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense has been recorded for these plans because the exercise price is equal to the fair market value on the date of grant. Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the periods ended September 30, 2005 and 2004 would have been as follows:

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued



(dollars in thousands except per share data)

                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                     2005               2004                2005             2004
                                                   -------             -------             -------          -------
Net income:
    As reported                                    $15,719              15,213              45,611           43,717
Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                                 (191)               (165)               (573)            (496)
                                                   -------             -------             -------          -------
    Pro forma net income                           $15,528              15,048              45,038           43,221
                                                   =======             =======             =======          =======
Earnings per share:
      Basic - as reported                          $  .210                .205                .608             .589
      Basic - pro forma                               .207                .203                .601             .582

      Diluted - as reported                           .208                .203                .605             .582
      Diluted - pro forma                             .206                .201                .597             .576


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

Comprehensive income for the three month periods ended September 30, 2005 and 2004 was $9,680,000 and $21,219,000, respectively, and $39,440,000 and
$32,605,000 for the nine month periods ended September 30, 2005 and 2004, respectively The following summarizes the components of other comprehensive income (loss):


                                                                                (dollars in thousands)
                                                                           Three months ended September 30
                                                                              2005                 2004
                                                                            -------               ------

Unrealized holding gains (losses) arising during period, net of tax
  (pre-tax loss of $9,260 for 2005 and pre-tax
  gain of $14,588 for 2004)                                                 $(5,572)               8,785
Reclassification adjustment for net gain realized in net
  income during the period, net of tax (pre-tax gains of $776
  for 2005 and $4,620 for 2004)                                                (467)              (2,779)
                                                                            -------               ------
Other comprehensive (loss) income                                           $(6,039)               6,006
                                                                            =======               ======



                                                                                (dollars in thousands)
                                                                            Nine months ended September 30
                                                                              2005                 2004
                                                                            -------               -------

Unrealized holding losses arising during period, net of tax
  (pre-tax loss of $4,582 for 2005 and pre-tax
  loss of $6,088 for 2004)                                                  $(2,753)               (3,657)
Reclassification adjustment for net gain realized in net
  income during the period, net of tax (pre-tax gains of $5,683
  for 2005 and $12,394 for 2004)                                             (3,418)               (7,455)
                                                                            -------               -------
Other comprehensive loss                                                    $(6,171)              (11,112)
                                                                            =======               =======


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


5.   Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three and nine month periods ended September 30, 2005 and 2004 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit) for the three months ended September 30,

                                                 Pension Benefits                  Other Postretirement Benefits

                                              2005              2004                2005                 2004
                                             ------             ----                ----                 ----

Service cost                                 $  201              216                  13                    1
Interest cost                                   380              410                  23                    8
Expected return on plan assets                 (473)            (348)               (101)                 (58)
Amortization of prior service cost               26               38                (136)                (114)
                                             ------             ----                ----                 ----
Net periodic expense/(benefit)               $  134              316                (201)                (163)
                                             ======             ====                ====                 ====



Components of Net Periodic Expense/(Benefit) for the nine months ended September 30,

                                                 Pension Benefits              Other Postretirement Benefits

                                             2005              2004                2005              2004
                                            ------            ------               ----              ----


Service cost                                $  603               648                 32                 3
Interest cost                                1,139             1,230                 59                24
Expected return on plan assets              (1,376)           (1,207)              (303)             (305)
Amortization of prior service cost              79               114               (395)             (342)
                                            ------            ------               ----              ----
Net periodic expense/(benefit)              $  445               785               (607)             (620)
                                            ======            ======               ====              ====



Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2005. As of September 30, 2005, no contributions have been made. The Company presently anticipates that it will not make any contributions in 2005.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

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

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


7.   Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.6 million at September 30, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2005 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2005, the related consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ KPMG LLP
------------
KPMG LLP

Albany, New York
November 7, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine month periods ended September 30, 2005, with comparisons to 2004 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2004 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2005 and 2004.


Overview

TrustCo recorded net income of $15.7 million, or $0.208 of diluted earnings per share for the three months ended September 30, 2005, as compared to net income of $15.2 million or $0.203 of diluted earnings per share in the same period in 2004. For the nine month period ended September 30, 2005, TrustCo recorded net income of $45.6 million, or $0.605 of diluted earnings per share, as compared to $43.7 million, or $0.582 of diluted earnings per share for the comparable period in 2004.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


The primary factors accounting for the year to date increases are:

     - A $36.7 million increase in the average balance of interest earning assets between 2004 and 2005,

     - An increase in the net interest margin from 3.85% for 2004 to 3.92% for 2005, and,

     - A reduction in the provision for loan losses from $450 thousand expense in 2004 to $4.8 million credit in 2005.

Offsetting these positive factors affecting the year to date net income for 2005 was a reduction of $3.9 million in noninterest income from $26.1 million for the nine months of 2004 to $22.1 million for the comparable period in 2005. Also the Company's effective tax rate increased to 34.8% for 2005 compared to 32.6% for 2004.


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

The following Management's Discussion and Analysis for the third quarter and first nine months of 2005 compared to the comparable periods in 2004 is affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2004 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2004 compared to 2003. Most of the same market factors discussed in the 2004 Annual Report also had a significant impact on 2005 results.

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

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased by 150 basis points during the first nine months of 2005 from 2.25% at the beginning of the year to 3.75% by September 30, 2005. For 2004 the federal funds rates was 1.00% at the beginning of that year and increased to 1.75% by September 30, 2004. During the first nine months of 2005 the 10 year treasury bond did not change consistently with the increase in the federal funds rate. The 10 year treasury was 4.22% as of year end 2004 and increased

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


slightly to 4.32% by the end of the third quarter of 2005. For comparison purposes the 10 year treasury was 4.25% at the beginning of 2004 and ended the third quarter down 13 basis points to 4.12%. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional increases in the federal funds rate subsequent to September 30, 2005.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by the short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at market value. Generally, as interest rates increase, the market value of the securities available for sale portfolio will decrease.

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

For the third quarter of 2005, the net interest margin increased to 4.03% from 3.83% for the third quarter of 2004. The quarterly results reflect the following significant factors:

     - The average balance of securities available for sale increased by $15.9 million and the average yield decreased to 5.27%.

     - The average balance of federal funds sold and other short term investments decreased by $204.0 million and the average yield increased 195 basis points to 3.38%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.

     - The loan portfolio grew by $188.6 million to $1.36 billion and the average yield increased 16 basis points to 6.51%.

     - The average balance of interest bearing liabilities (primarily deposit accounts) decreased $48.0 million and the average yield increased 31 basis points to 1.95%.

These changes resulted in a net interest margin increase of 20 basis points from 3.83% for the third quarter of 2004 to 4.03% for the comparable period in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


During the third quarter of 2005 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to increase. The TrustCo residential real estate loan product is very competitive compared to local and national competitors.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.

The decrease in balances of total interest bearing liabilities is also reflected in the short term borrowing category which decreased by $25.0 million between the third quarter of 2004 and 2005.


Earning Assets

Total average interest earning assets was $2.76 billion for the third quarter of 2005 and 2004 with an average yield of 5.25% in 2004 and 5.68% in 2005. Income on earning assets increased by $3.0 million during this same time-period from $36.2 million in 2004 to $39.2 million in 2005. The increase in interest income on earning assets was attributable to the increase in yield on these assets.

For the nine month period ended September 30, 2005, the average balance of interest earning assets was $2.76 billion, an increase of $36.7 million from the average balance for the comparable period in 2004 of $2.72 billion. The average yield on interest earning assets was 5.25% for 2004, compared to 5.46% in 2005. The increase in the average balance of earning assets and the increase in the yield earned on these assets, resulted in interest income of $113.0 million for the nine months of 2005, compared to $107.3 million for the nine months of 2004.


Loans

The average balance of loans for the third quarter was $1.36 billion in 2005 and $1.17 billion in 2004. The yield on loans increased from 6.35% in 2004 to 6.51% in 2005. The combination of the increase in average balances coupled with higher rates resulted in an increase of $3.6 million in interest income on loans.

For the nine month period ended September 30, 2005, the average balance in the loan portfolio was $1.31 billion compared to $1.17 billion for the comparable period in 2004. The average yield increased from 6.39% in 2004 to 6.46% in 2005. The increase in the average balance of loans outstanding and the increase in the yield resulted in total interest income of $55.9 million in 2004 compared to $63.2 million in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


TrustCo actively markets residential mortgage loan products (which include the residential real estate mortgages and home equity credit lines) within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted previously, mortgage interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turnaround time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into secondary markets.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in long-term interest rates. Consequently the significant amount of refinancing that occurred during 2003 and 2004 has been completed with only residual effects into the remainder of 2005. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area.

The impact of the increase in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The average yields earned on these loan types for 2005 were 36 basis points and 183 basis points, respectively, greater than the average yields earned during the first nine months of 2004.

The average balance of home equity lines of credit increased to $193.0 million during the third quarter of 2005 compared to $183.9 million for the comparable period in 2004. The average yield increased from 4.25% in the third quarter of 2004 to 6.35% in 2005. The nine month results also reflect growth with an average balance in 2005 of $192.8 million compared to $179.2 million in 2004. The average yield for these periods was 5.84% in 2005 and 4.01% in 2004. The increase in the average balance of home equity lines of credit reflects the consumers desire to obtain the lowest cost financing vehicles available. TrustCo's home equity line of credit is priced at a discount to the prime rate during an introductory period and then floats with prime over the life of the line. Closing costs are waived for these loans as long as the line remains active for a set period of time.

The average balance of commercial loans increased by $7.5 million for the third quarter of 2005 compared to 2004. The yield earned on the commerical loans was 7.37% in 2005 and 6.80% in the third quarter of 2004. The increase in the yields is the result of changes in the underlying loan indices.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


Similar to the changes in the quarter, the year to date results for commercial loans reflects an increase in the average balance to $200.9 million for the nine months of 2005 compared to $193.7 million for the comparable period in 2004. The yield earned during these periods was 7.20% in 2005 and 6.84% in 2004.


Securities Available for Sale

During the third quarter of 2005, the average balance of securities available for sale was $1.10 billion with a yield of 5.27%, compared to $1.08 billion for the third quarter of 2004 with a yield of 5.82%. The combination of the increase in average balance and the decrease in the yields caused a decrease in interest income on securities available for sale of $1.3 million between the third quarter of 2004 and 2005.

The decrease in average balance combined with the decrease in yield caused a $7.0 million decrease in interest income on securities available for sale during the first nine months of 2005 versus the first nine months of 2004. The total average balance of securities available for sale during the nine months of 2004 was $1.07 billion with an average yield of 5.90% compared to an average balance for 2005 of $1.00 billion with a yield of 5.37%.

Within the portfolio of securities available for sale, there was a $18.9 million increase in the average balance of US Treasury and agency obligations from $719.7 million in the third quarter of 2004 to $738.6 million for the comparable period in 2005. The yield on this category of securities decreased from 5.52% in 2004 to 5.11% in 2005.

The nine month balance for US Treasury and agency obligations decreased from $730.2 million in 2004 to $641.0 million in 2005. The yield was 5.60% in 2004 as compared to 5.15% in 2005.

The average balance of mortgage backed securities and collateralized mortgage obligations increased by $48.7 million during the third quarter of 2005 compared to 2004 with a yield of 4.69% in 2004 and 4.57% in 2005. The average balance of mortgage backed securities and collateralized mortgage obligations during the first nine months of 2005 was $211.4 million as compared to $138.6 million in 2004. The increase in the average balance reflects management's decision to invest additional funds in securities that provide cash flow and repayment of principal over the life of the instrument. The average yield for the nine months of 2005 was 4.59% as compared to 4.73% in 2004.

The changes in the balance of securities available for sale were in response to the historical low yields available in the federal funds marketplace, fluctuations in cash flow as a result of loan refinancing, repayments and new loan originations and deposit inflows/outflows. Though the investment yields on 2005 purchases are lower overall than the yield earned on the existing securities portfolio, the new investments provide

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


additional interest income and help to offset the loss of interest income from other areas. Virtually all of the new purchases were US Treasury and agency callable bonds and mortgage related securities. These bonds have call features that allow the issuer to redeem the bonds at predetermined times.

The average balance of investments in the State, County and Municipal portfolio decreased during the third quarter from $161.9 million in 2004 to $116.3 million in 2005. The average yield was 7.81% in the third quarter of 2004 compared to 7.51% in 2005. For the nine months of 2005 the average balance was $131.2 million with a yield of 7.65% compared to $170.5 million in 2004 with an average yield of 7.90%.

The decrease in the balances of State, County and Municipal investments during the quarter and year to date reflect sales and maturities from this portoflio during these time periods. With interest rates at historical lows, the determination was made to sell a portion of this portfolio to capture the gain and to reinvest the proceeds in shorter term tax advantaged obligations. This also explains the decrease in the yields during this time period.


Federal Funds Sold and Other Short-Term Investments

During the third quarter of 2005, the average balance of federal funds sold and other short term investments was $296.2 million with an average yield of 3.38%, compared to the average balance for the three month period ended September 30, 2004 of $500.2 million with an average yield of 1.43%. The decrease in the average balance and the increase in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $1.8 million for 2004 compared to $2.5 million for 2005.

During the nine month period ended September 30, 2005, the average balance of federal funds sold and other short-term investments was $456.1 million with a yield of 2.79% compared to an average balance of $490.9 million in 2004 with an average yield of 1.14%.

The federal funds portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios. The growth in the loan portfolio was funded primarily through reductions in federal funds sold and other short-term investments.

Changes in the yield on the federal funds and other short-term investment portfolios resulted primarily from changes in the target rate set by the Federal Reserve Board for federal funds sold.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


Funding Opportunities

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the third quarter, total average interest bearing liabilities were $2.38 billion for 2004 and $2.33 billion for 2005. The rate paid on total interest bearing liabilities was 1.64% for 2004 and 1.95% for 2005. Total interest expense for the third quarter increased approximately $1.7 million to $11.5 million for 2005 compared to $9.8 million for 2004.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield increased from 1.61% in 2004 to 1.81% in 2005. The increase in yield for the nine months of 2005 versus 2004 of 20 basis points is due primarily to the increase in interest rates on certificates of deposit and money market accounts. These deposit yields increased due to general trends in market rate indices during this time period. Total average interest bearing liabilities were $2.36 billion for the nine-month period ended September 30, 2004 and $2.35 billion for 2005.

Average demand deposit balances increased during the third quarter of 2005 compared to the third quarter of 2004. Demand deposits averaged $218.4 million in 2004 and $240.3 million in 2005. On a year to date basis, average demand deposits were $207.4 million in 2004 compared to $233.3 million in 2005.

Average interest bearing deposit balances have decreased from $2.28 billion for the third quarter of 2004 to $2.25 billion for the same period in 2005. Each of the deposit categories changed as follows: increases were noted in money market accounts of $9.9 million, and certificates of deposit of $34.4 million offset by decreases in interest bearing checking accounts of $16.6 million and savings accounts of $50.7 million. In contrast, the average balance of interest bearing deposit accounts for the nine-month periods has increased. For the nine months of 2005 the average balance of interest bearing deposits was $2.27 billion compared to $2.26 billion in 2004.

For both the third quarter and year to date, the Company has experienced a flow of deposits out of the savings category and into certificates of deposit. On a year to date basis, overall deposits have increased between the nine months of 2004 and 2005, however for the third quarter, total deposits have decreased by $23.0 million. The changes in deposit classification between savings and certificates of deposit reflect the desire by depositors to maximize the interest they are earning on deposit balances. Overall, the yield on certificates of deposit has increased during the quarter to 3.19%

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


whereas the savings yield was 0.79%. These changes increase the funding cost for Trustco as customers move funds from low rate savings accounts into the higher costing certificates of deposit.

Average short-term borrowings for the quarter were $82.5 million in 2005 compared to $107.5 million in 2004. The average rate increased during this time period from 0.94% to 2.59% for the third quarter of 2005, reflecting recent increases in the federal funds rate.

For the nine months ended September 30, 2005 the average balance of short term borrowings was $82.1 million as compared to $106.4 million in 2004. The average yield was 0.79% in 2004 and 2.20% in 2005.


Net Interest Income

Taxable equivalent net interest income increased to $27.7 million for the third quarter of 2005. The net interest spread increased 12 basis points between 2004 and 2005 and the net interest margin increased by 20 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2005, compared to the same period in 2004. Net interest income for the first nine months of 2005 was $81.2 million, an increase of $2.4 million from the $78.7 million for the first nine months of 2004. Net interest spread was 3.64% for 2004 and 3.65% for 2005, while net interest margin increased 7 basis points to 3.92% for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured since January 1, 1995, when the accounting standards required the identification, measurement and reporting of impaired loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2005.

Nonperforming loans: Total nonperforming loans were $2.9 million at September 30, 2005, a decrease from the $3.1 million of nonperforming loans at September 30, 2004.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


Nonaccrual loans were $1.3 million at September 30, 2005 and $340 thousand at September 30, 2004. Loans past due 3 payments or more and still accruing interest were $27 thousand at September 30, 2005 and $8 thousand at September 30, 2004. Restructured loans were $1.6 million at September 30, 2005 compared to $2.8 million at September 30, 2004.

All of the nonperforming loans at September 30, 2005 and 2004 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios. Contributing factors to this shift include:

     - The overall emphasis within TrustCo for residential real estate originations,

     - The relatively weak economic environment in the upstate New York territory, and

     - The relative slow growth in real estate values in many of TrustCo's market areas that has occurred since the middle of the 1990's, thereby limiting the collateral value that supports the real estate loans.

Consumer loan defaults and bankruptcies have increased over the last several years and this has led to an increase in defaults on loans. TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. However, beginning in 2004 the number of new bankruptcy filings in the Capital District area decreased from the prior year. Also the demand for housing in the Capital District area has increased which has resulted in increased real estate prices in selected sectors of the marketplace. These trends may be indicators of future economic stability for this region and a continued lessening of loan charge offs.

Total impaired loans at September 30, 2005 of $1.6 million, consisted of restructured retail loans. During the first nine months of 2005, there were $431.1 thousand of commercial loan charge offs, $175.5 thousand of consumer loan charge offs and $1.2 million of residential mortgage loan charge offs as compared with $335 thousand of commercial loan charge offs, $295 thousand of consumer loan charge offs and $4.8 million of residential mortgage loan charge offs in the first nine months of 2004. Recoveries during the first nine months were $3.8 million in 2005 and $4.9 million in 2004.

The significant reduction in the loan charge offs from the residential real estate portfolio, along with ancillary information previously noted of the increased real estate prices and reduction in financial stress as demonstrated by bankruptcy filings resulted in a negative provision for loan losses of $1.7 million during the third quarter of 2005 compared to

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


$150 thousand expense for the comparable period in 2004. The negative provision was $4.8 for the first nine months of 2005 compared to a provision for loan losses of $450 thousand for the comparable period in 2004. The Company continues to monitor these trends and believes they will continue into the last quarter of 2005.

Real estate owned: Total real estate owned was $56 thousand at September 30, 2005 and zero at September 30, 2004.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of the risk inherent in the loan portfolio.

At September 30, 2005, the allowance for loan losses was $46.7 million, which represents a decrease from the $49.4 million in the allowance at December 31, 2004. The allowance represents 3.34% of the loan portfolio as of September 30, 2005 compared to 4.10% at September 30, 2004.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     -    The magnitude and nature of loan charge offs,

     - The change in the loan portfolio and the implication that it has in relation to the economic climate in the bank's business territory,

     - Significant growth in the level of losses associated with bankruptcies in New York State over the last several years and the time period needed to foreclose, secure and dispose of collateral, and

     - The relatively weak economic environment in the upstate New York territory over the last several years.

Though the economic climate in the Upstate New York area has suffered over the last several years, resulting in higher bankruptcies and relatively flat real estate prices, overall economic trends in the last 2 years have been improving. As noted previously, bankruptcies in the Capital District area have recently decreased on a year over year basis, and general housing prices have continued to increase. These positive trends have helped marginal credits better manage their debt load. Because of continued improvement in nearly all of the indicators of the Company's credit quality and management's assessment of economic conditions and risk, a negative provision of

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


$1.7 million for the third quarter was recognized.

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


Noninterest Income

Total noninterest income for the three months ended September 30, 2005 was $7.1 million, as compared to $9.0 million for the comparable period in 2004. During these periods, the Company recorded net securities gains of $776 thousand for 2005 and $4.6 million for 2004. Excluding these securities transactions, noninterest income increased from $4.4 million in the third quarter of 2004 to $6.3 million in 2005.

Similar results were also recognized for the nine months of 2005 compared to 2004. Total noninterest income was $22.1 million for 2005 compared to $26.1 million for 2004. Excluding net securities transactions, noninterest income was $13.7 million for 2004 and $16.5 million for 2005.

Trust department income increased slightly to $1.5 million for the third quarter of 2005. Service fees and other income are also up slightly between 2004 and 2005 due primarily to loan volume and deposit activity.

The increase in other noninterest income for the third quarter of 2005 as compared to 2004 is primarily attributable to the gain on sale of credit cards of $1.4 million. During the third quarter the Company sold approximately $7.4 million of credit card receivables and entered into a marketing arrangement with a third party credit card servicer. As a result of this sale the Company recognized this gain and will have continuing income from credit cards for new card originations. The anticipated income for future years is not expected to be material to the Company's operations. Similarly, for the nine months of 2005 compared to 2004, the increase is primarily the result of the credit card sale in the third quarter and the gain recognized on the sale of the former operations center in

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


Schenectady. The Company recognized approximately a $600 thousand gain as a result of this property sale.


Noninterest Expenses

Total noninterest expense for the third quarter of 2005 and 2004 was $11.5 million. For the nine months ended September 30, 2005 total noninterest expense was $35.4 million compared to $35.7 million in 2004.

Salaries and employee benefits expense increased from $5.0 million for the third quarter of 2004 to $5.1 million for the comparable period in 2005. Total salaries and employee benefits were $15.4 million for the nine months of 2005 and 2004.

Net occupancy expense increased during the quarter from $1..5 million in 2004 to $1.8 million in 2005 due primarily to the new branch operations and the cost of utilities. Similar increases were also noted during the nine month period with net occupancy expense of $5.0 million for 2004 compared to $5.5 million in 2005.

Equipment expense increased approximately $256 thousand for the third quarter of 2005 compared to 2004 as a result of new items purchased for the branch expansion program and upgrades to the ATM equipment. On a year to date basis, equipment expense increased by $707 thousand to $2.0 million due to the same factors that affected the third quarter.


Income Taxes

In the third quarter of 2005 and 2004, TrustCo recognized income tax expense of $8.5 million and $7.3 million, respectively. This resulted in an effective tax rate of 35.1% for 2005 and 32.4% for 2004. For the nine months of 2005, total income tax expense was $24.4 million compared to $21.1 million for 2004. This resulted in an effective tax rate of 34.8% for 2005 and 32.6% for 2004. This increase was primarily the result of a reduction in the amount of securities invested in tax advantaged states and political subdivisions during these time periods.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

Total shareholders' equity at September 30, 2005 was $229.7 million, an increase of $3.8 million from the year-end 2004 balance of $225.8 million. The change in total shareholders' equity between year-end 2004 and September 30, 2005 reflects net

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


income of $11.9 million retained by TrustCo (net income of $45.6 million less dividends to shareholders of $33.7 million) and a $2.3 million increase as a result of stock option exercises partially offset by an $6.2 million reduction in the net unrealized gain on securities available for sale, net of tax, and $4.2 million net increase in treasury stock.

TrustCo declared dividends of $0.450 per share during the first nine months of 2005 and 2004. These resulted in a dividend payout ratio of 74.0% in 2005 and 76.4% in 2004. The Company achieved the following capital ratios as of September 30, 2005 and 2004:

                                   September 30,           Minimum Regulatory
                                2005          2004             Guidelines
                                -----        -----         ------------------
Tier 1 risk adjusted
         capital                16.92%       16.80%              4.00
Total risk adjusted
         capital                18.19%       18.08%              8.00

In addition, at September 30, 2005 and 2004, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 8.17% and 7.58%, respectively.


Pending Transaction:

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on

TrustCo Bank Corp NY
Management's Discussion and Analysis - Continued
September 30, 2005


Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.


Proposed Accounting Standards:

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP applies to loans acquired in business combinations but does not apply to originated loans. During the first quarter of 2005, the Company implemented the provision of this SOP. This implementation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2005


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

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis

                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $2.0 million in 2005 and $7.4 million in 2004. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.

                                               Three Months 2005             Three Months 2004

                                          Average    Interest Average   Average     Interest Average  Change in Variance  Variance
(dollars in thousands)                    Balance               Rate    Balance                Rate   Interest  Balance   Rate
                                                                                                      Income/   Change    Change
                                                                                                      Expense
                                         ----------  -------  -------   ----------  -------  -------  --------  --------  --------
Assets
Securities available for sale:
U.S. Treasuries and agencies             $  738,623  $ 9,440     5.11%  $  719,707  $ 9,927     5.52%     (487)      267      (754)
Mortgage-backed securities
  and collateralized mortgage
  obligations                               224,940    2,571     4.57%     176,255    2,066     4.69%      505       557       (52)
States and political subdivisions           116,302    2,183     7.51%     161,884    3,161     7.81%     (978)     (861)     (117)
Other                                        17,405      264     6.07%      23,561      577     9.80%     (313)     (127)     (186)
                                         ----------  -------  -------   ----------  -------  -------  --------  --------  --------
  Total securities available for sale     1,097,270   14,458     5.27%   1,081,407   15,731     5.82%   (1,273)     (165)   (1,108)

Federal funds sold and other
  short-term Investments                    296,222    2,519     3.38%     500,249    1,798     1.43%      721      (308)    1,029

Commercial Loans                            203,184    3,749     7.37%     195,705    3,330     6.80%      419       131       288
Residential mortgage loans                  957,335   15,081     6.30%     782,855   12,993     6.64%    2,088     2,711      (623)
Home equity lines of credit                 193,016    3,091     6.35%     183,941    1,967     4.25%    1,124       102     1,022
Installment loans                             9,966      313    12.47%      12,443      364    11.63%      (51)      (80)       29
                                         ----------  -------  -------   ----------  -------  -------  --------  --------  --------
Loans, net of unearned income             1,363,501   22,234     6.51%   1,174,944   18,654     6.35%    3,580     2,864       716

  Total interest earning assets           2,756,993   39,211     5.68%   2,756,600   36,183     5.25%    3,028     2,392       636
                                                     -------  -------               -------  -------  --------  --------  --------
Allowance for loan losses                   (47,630)                       (49,445)
Cash & non-interest earning assets          124,191                        141,112
                                         ----------                     ----------
  Total assets                           $2,833,554                     $2,848,267
                                         ==========                     ==========

Liabilities and shareholders' equity
Deposits:
  Interest Bearing Checking Accounts     $  318,185      311     0.39%  $  334,792      408     0.48%      (97)      (20)      (77)
  Money market accounts                     152,007    1,002     2.61%     142,061      326     0.91%      676        24       652
  Savings                                   775,151    1,545     0.79%     825,879    2,042     0.98%     (497)     (120)     (377)
  Time deposits                           1,006,731    8,105     3.19%     972,350    6,765     2.77%    1,340       253     1,087
                                         ----------  -------  -------   ----------  -------  -------  --------  --------  --------
   Total interest bearing deposits        2,252,074   10,963     1.93%   2,275,082    9,541     1.67%    1,422       138     1,284

Short-term borrowings                        82,482      537     2.59%     107,495      254     0.94%      283       (43)      326
Long-term debt                                   96        1     5.18%         122        2     5.19%       (1)       (1)       (0)
                                         ----------  -------  -------   ----------  -------  -------  --------  --------  --------
   Total Interest Bearing Liabilities     2,334,652   11,501     1.95%   2,382,699    9,797     1.64%    1,704        94     1,610
                                                     -------                        -------           --------  --------  --------
Demand deposits                             240,253                        218,372
Other liabilities                            28,891                         28,853
Shareholders' equity                        229,758                        218,343

Total liab. & shareholders' equity       $2,833,554                     $2,848,267
                                         ==========                     ==========
Net Interest Income                                   27,710                         26,386              1,324     2,298      (974)
                                                     -------                        -------           --------  --------  --------
Net Interest Spread                                              3.73%                          3.61%

Net Interest margin (net interest
  income to total interest
  earning assets)                                                4.03%                          3.83%

Tax equivalent adjustment                               (778)                        (1,232)
                                                     -------                         ------
    Net Interest Income per book                      26,932                         25,154


                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis

                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL


The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $2.2 million in 2005 and $12.7 million in 2004. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.


                                                Nine Months 2005             Nine Months 2004

                                         Average    Interest Average   Average     Interest   Average Change in  Variance  Variance
(dollars in thousands)                   Balance               Rate    Balance                Rate    Interest   Balance   Rate
                                                                                                      Income/    Change    Change
                                                                                                      Expense
                                        ----------  --------   -----   ----------  --------   -----   ---------  --------  --------
Securities available for sale:
U.S. Treasuries and agencies            $  641,002  $ 24,779    5.15%  $  730,167  $ 30,653    5.60%    (5,874)   (3,543)  (2,331)
Mortgage-backed securities
  and collateralized mortgage
  obligations                              211,382     7,271    4.59%     138,648     4,916    4.73%     2,355     2,496     (141)
States and political subdivisions          131,163     7,528    7.65%     170,471    10,104    7.90%    (2,576)   (2,265)    (311)
Other                                       15,969       677    5.66%      27,634     1,571    7.58%      (894)     (559)    (335)
                                        ----------  --------   -----   ----------  --------   -----   ---------  --------  --------
  Total securities available for sale      999,516    40,255    5.37%   1,066,920    47,244    5.90%    (6,989)   (3,871)  (3,118)

Federal funds sold and other
 short-term Investments                    456,100     9,519    2.79%     490,874     4,198    1.14%     5,321      (274)   5,595

Commercial Loans                           200,900    10,846    7.20%     193,745     9,938    6.84%       908       374      534
Residential mortgage loans                 900,115    42,934    6.36%     780,841    39,474    6.74%     3,460     5,484   (2,024)
Home equity lines of credit                192,760     8,419    5.84%     179,225     5,379    4.01%     3,040       432    2,608
Installment loans                           11,414     1,021   11.95%      12,528     1,092   11.65%       (71)     (100)      29
                                        ----------  --------   -----   ----------  --------   -----   ---------  --------  --------
Loans, net of unearned income            1,305,189    63,220    6.46%   1,166,339    55,883    6.39%     7,337     6,190    1,147

  Total interest earning assets          2,760,805   112,994    5.46%   2,724,133   107,325    5.25%     5,669     2,046    3,623

Allowance for loan losses                  (48,202)                       (49,321)
Cash & non-interest earning assets         127,466                        148,867
                                        ----------                     ----------
Total assets                             2,840,069                     $2,823,679
                                        ==========                     ==========

Liabilities and shareholders' equity
Deposits:
Interest Bearing Checking Accounts      $  322,664     1,078    0.45%  $  330,664     1,193    0.48%      (115)      (32)     (83)
Money market accounts                      147,480     2,013    1.82%     157,260     1,154    0.98%       859       (67)     926
Savings                                    801,265     4,752    0.79%     807,514     5,947    0.98%    (1,195)      (46)  (1,149)
Time deposits                              996,629    22,637    3.04%     962,082    19,648    2.73%     2,989       718    2,271
                                        ----------  --------   -----   ----------  --------   -----   ---------  --------  --------
  Total interest bearing deposits        2,268,038    30,480    1.80%   2,257,520    27,942    1.65%     2,538       573    1,965
Short-term borrowings                       82,148     1,350    2.20%     106,425       633    0.79%       717      (105)     822
Long-term debt                                 103         4    5.24%         162         7    5.46%        (3)       (3)      (0)
                                        ----------  --------   -----   ----------  --------   -----   ---------  --------  --------
    Total Interest Bearing Liabilities   2,350,289    31,834    1.81%   2,364,107    28,582    1.61%     3,252       465    2,787
                                                    --------                       --------           ---------  --------  --------
Demand deposits                            233,316                        207,387
Other liabilities                           27,651                         31,442
Shareholders' equity                       228,813                        220,743

Total liab. & shareholders' equity      $2,840,069                     $2,823,679
                                        ==========                     ==========
Net Interest Income                                   81,160                         78,743              2,417     1,580      837
                                                    --------                       --------
Net Interest Spread                                             3.65%                          3.64%

Net Interest margin (net interest income
  to total interest earning assets)                             3.92%                          3.85%

Tax equivalent adjustment                             (2,660)                        (3,860)
                                                    --------                       --------
  Net Interest Income per book                        78,500                         74,883
                                                    ========                       ========


Item 3. Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2004 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the nine months ended September 30, 2005, the Company continues to respond to changes in interest rates not only to position the Company to meet short term earnings goals but also to allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has decreased from $490.9 million in 2004 to $456.1 million in 2005. As investment opportunities have presented themselves, management has, and continues to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the fourth quarter. The Company believes there was no significant change to its interest rate risk during the third quarter of 2005.


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

                                   PART II
                              OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                    ISSUER PURCHASES OF EQUITY SECURITIES


-------------------------- --------- --------------- ------------ -----------------
                                                         Total
                                                       Number of
                                                        Shares     Maximum Number
                                                     Purchased as  of Shares that
                             Total                      Part of      May Yet Be
                           Number of Average Price     Publicly    Purchases Under
                            Shares   Paid per Share    Announced         the
          Period           Purchased                   Plans or   Plans or Programs
                                                       Programs
-------------------------- --------- --------------- ------------ -----------------
     July 1 - July 31          -          $ -              0             N/A
-------------------------- --------- --------------- ------------ -----------------
   August 1 - August 31     340,737     $ 13.18            0             N/A
-------------------------- --------- --------------- ------------ -----------------
September 1 - September 30  100,000     $ 13.17            0             N/A
-------------------------- --------- --------------- ------------ -----------------
          Total             440,737     $ 13.18            0             N/A
-------------------------- --------- --------------- ------------ -----------------


All 440,737 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submissions of Matters to Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Reg S-K
(Item 601)
Exhibit No.                             Description
-----------     --------------------------------------------------------------
31(i)           Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick,
                principal executive officer.

31(i) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


(b)      Reports on Form 8-K

During the quarter ended September 30, 2005, TrustCo filed the following reports on Form 8-K:

July 19, 2005, regarding two press releases dated July 19, 2005, detailing second quarter and year to date 2005 financial results and the appointment of Thomas O. Maggs as a director.

August 16, 2005, regarding a press release dated August 16, 2005, declaring a cash dividend of $0.15 per share payable on October 3, 2005, to shareholders of record at the close of business on September 9, 2005 and announcing the Board's intention to increase the quarterly cash dividend to 16 cents per share beginning in the fourth quarter of 2005 and the extension of Chairman Robert A. McCormick's consulting agreement.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TrustCo Bank Corp NY

                                       By: /s/Robert J. McCormick
                                       --------------------------
                                       Robert J. McCormick
                                       President
                                       and Chief Executive Officer

                                       By: /s/Robert T. Cushing
                                       ------------------------
                                       Robert T. Cushing
                                       Executive Vice President
                                       and Chief Financial Officer

Date:  November 7, 2005

                                Exhibits Index

Reg S-K
Exhibit No.                              Description
-----------     --------------------------------------------------------------
31(i)           Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick,
                principal executive officer.

31(i) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.