Form 10-K
period 2005-12-31
TRUSTCO BANK CORP N Y
filed 2006-03-10
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 2005
                                      Or
            [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

          Securities registered pursuant to Section 12(b)of the Act:

           Title of each class      Name of exchange on which registered
                  None                             None

          Securities registered pursuant to Section 12(g)of the Act:

                        Common Stock, $1.00 Par Value
                               (Title of class)

                               ----------------


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes. (x)  No. ( )

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes. ( )  No. (x)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes. (x)  No. ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (x)

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer (x)  Accelerated Filer ( )  Non-Accelerated Filer ( )

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ( )  No. (x)

     The aggregate market value of the common stock held by non-affiliates as of June 30, 2005 was approximately $939,000,000 (based upon the closing price of $13.06 on June 30, 2005, as reported on the Nasdaq National Market).

     The number of shares outstanding of the registrant's common stock as of March 1, 2006 was 74,863,654.

Documents Incorporated by Reference: (1) Portions of registrant's Annual
                                         Report to Shareholders for the fiscal
                                         year ended December 31, 2005 (Part I
                                         and Part II).
                                     (2) Portions of registrant's Proxy
                                         Statement filed for its Annual
                                         Meeting of Shareholders to be held
                                         May 15, 2006 (Part III).

                                    INDEX

Description                                                      Page
---------------------------------------------------------------------
PART I
   Item 1           Business                                       1
   Item 1A          Risk Factors                                   8
   Item 1B          Unresolved Staff Comments                     10
   Item 2           Properties                                    10
   Item 3           Legal Proceedings                             10
   Item 4           Submission of Matters to a                    11
                       Vote of Security Holders


PART II
   Item 5           Market for the Registrant's Common Equity,    13
                       Related Stockholder Matters and Issuer
                       Purchases of Equity Securities
   Item 6           Selected Financial Data                       14
   Item 7           Management's Discussion and Analysis of       14
                       Financial Condition and Results
                       of Operations
   Item 7A          Quantitative and Qualitative Disclosures      14
                       about Market Risk
   Item 8           Financial Statements and Supplementary Data   14
   Item 9           Changes in and Disagreements with             14
                       Accountants On Accounting and Financial
                       Disclosure
   Item 9A          Controls and Procedures                       14
   Item 9B          Other Information                             15


PART III
   Item 10          Directors and Executive Officers of           15
                       Registrant
   Item 11          Executive Compensation                        16
   Item 12          Security Ownership of Certain Beneficial      16
                       Owners and Management and Related
                       Stockholder Matters
   Item 13          Certain Relationships and Related             16
                       Transactions
   Item 14          Principal Accounting Fees and Services        16


PART IV
   Item 15          Exhibits, Financial Statement Schedules       17

                    Signatures                                    22


EXHIBITS INDEX                                                    24

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 512 full-time equivalent employees of TrustCo at year-end 2005. TrustCo had 14,652 shareholders of record as of December 31, 2005 and the closing price of the TrustCo common stock at that date was $12.42.


Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 81 automatic teller machines and 83 banking offices in Albany, Columbia, Dutchess, Greene, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Sarasota, Seminole and Orange counties in Florida, Bennington County in Vermont and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision ("OTS") and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank established an operating subsidiary, Trustco Vermont Investment Company, in September 2003 for the purposes of holding all of the shares of the capital stock of the Bank's existing subsidiary, Trustco Realty Corp., that were held by the Bank and of acquiring and managing other investments. Trustco Realty Corp. holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2005 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $886 million as of December 31, 2005.

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


TrustCo Charitable Foundation, Inc.

During 2005, TrustCo founded TrustCo Charitable Foundation, Inc., a New York corporation, for the purpose of making charitable contributions to the communities it serves. The accounts of this subsidiary are not included in TrustCo's consolidated financial statements.


Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank's market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branches of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

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

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which appears on page 35 thereof, contains information concerning restrictions on TrustCo's ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which appears on page 46 thereof and contains information concerning regulatory capital requirements.

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

The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a "well-capitalized institution" as defined in the "prompt corrective action" regulation described below. A "well-capitalized" savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater. Additionally, to qualify as a "well-capitalized institution," a savings association's Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association's allowance for loan losses, must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a "well-capitalized institution."

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


Community Reinvestment Act

The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution's system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.


Qualified Thrift Lender Test

Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender ("QTL") test or the Internal Revenue Code's Domestic Building and Loan Association ("DBLA") test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company's mandatory registration as a savings and loan holding company under the Act. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a "business operations test" and a "60 percent of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) The institution acquires its savings accounts in conformity with OTS rules and regulations and (ii) The general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The Bank is currently, and expects to remain, in compliance with these standards.


Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2005 was 0% of the first $7.8 million of such accounts, 3% of the next $48.3 million of such accounts and 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the balance of such accounts. The Bank is in compliance with these requirements as of December 31, 2005.


Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act made significant changes to the operations of financial services companies. It repealed prohibitions on affiliations among banks, securities firms and insurance companies. It authorized a broad range of financial services to be conducted by these types of companies within a new structure known as a "financial holding company." A financial holding company may engage in a number of activities deemed to be new activities, such as securities underwriting and dealing activities, insurance underwriting and sales activities, merchant banking and equity investment activities, and "incidental" and "complementary" non-financial activities. While the GLB Act specifies so-called "functional regulation," various federal and state regulators have continued authority over certain activities of financial holding companies and other regulated financial institutions.

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

The Company operates a wholly owned real estate investment trust ("REIT") subsidiary, which was formed to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans and mortgage-backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from total taxable income.

The proposed 2006 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary. The bill, if enacted as proposed, would be effective for taxable years beginning on or after April 1, 2006. Assuming that the provision is passed as proposed, the Company would lose the tax benefit associated with the REIT.


Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.


Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.


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


Forward-Looking Statements

Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and
(v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Item 1A. Risk Factors

These are general risk factors affecting the Company. They are further described under Item 1. "Business" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment.

Certain interest rate movements may hurt earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 4.50%. While these short-term market interest rates (which are used as a guide to price the Bank's deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank's longer-term loans) have not. This "flattening" of the market yield curve has had a negative impact on the Bank's interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank's deposits and borrowings continue to reprice upwards faster than rates on the Bank's long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank's profitability.

Changes in interest rates also affect the value of the Bank's interest-earning assets, and in particular the Bank's securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders' equity.


Strong competition within the Bank's market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank's profitability depends upon its continued ability to compete successfully in its market area.


The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described earlier, the Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company's common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank's assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.


Negative events in certain geographic areas could adversely affect us.

Negative conditions in the real estate markets where collateral for our mortgage loans is located could adversely affect our borrower's ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes.


We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified middle management personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.


Item 1B. Unresolved Staff Comments

None.


Item 2. Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 83 offices, of which 23 are owned and 60 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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


Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

     The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:


                                                                    Year First
Name, Age and                   Principal Occupations                 Became
Position                        Or Employment Since                  Executive
With Trustco                    January 1, 2000                      of TrustCo
-------------------------------------------------------------------------------
Robert J. McCormick, Age 42,    President and Chief Executive          2000
President and Chief             Officer of TrustCo since January
Executive Officer               2004, Executive Officer of TrustCo
                                since 2001 and President and Chief
                                Executive Officer of Trustco Bank
                                since November 2002.  Director of
                                TrustCo and Trustco Bank since 2005.
                                Robert J. McCormick is the son of
                                Robert A. McCormick.

Robert T. Cushing, Age 50,      Executive Vice President and Chief     1994
Executive Vice President        Financial Officer of TrustCo since
and Chief Financial Officer     January 2004, President and Chief
                                Executive Officer of TrustCo from
                                November 2002 to December 2003;
                                Executive Officer of TrustCo and
                                Trustco Bank since 1994. Joined
                                Trustco Bank in 1994.

Scot R. Salvador, Age 39,       Executive Vice President and Chief     2004
Executive Vice President        Banking Officer of TrustCo and
and Chief Banking Officer       Trustco Bank since January 2004.
                                Executive Officer of TrustCo and
                                Trustco Bank since 2004. Joined
                                Trustco Bank in 1995.

Robert M. Leonard, Age 43,      Secretary of TrustCo and Trustco       2003
Administrative Vice President   Bank since 2003. Administrative
and Secretary                   Vice President of TrustCo and
                                Trustco Bank since 2004. Executive
                                Officer of TrustCo and Trustco Bank
                                since 2003. Joined Trustco Bank in
                                1986.

Sharon J. Parvis, Age 55,       Assistant Secretary of TrustCo         2005
Vice President and Assistant    and Trustco Bank since 2005.
Secretary                       Vice President of Trustco Bank
                                since 1996 and Executive Officer of
                                TrustCo and Trustco Bank since 2005.
                                Joined Trustco Bank in 1987.

Thomas M. Poitras, Age 43,      Assistant Secretary of TrustCo         2005
Vice President and Assistant    and Trustco Bank since 2005.
Secretary                       Vice President of Trustco Bank
                                since 2001 and Executive Officer of
                                TrustCo and Trustco Bank since 2005.
                                Joined Trustco Bank in 1986.


Each executive officer is elected by the Board of Directors to serve until election of his successor.

                                   PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo's common stock is traded on The Nasdaq Stock Market under the symbol "TRST." Information with respect to the range of high and low bid information for TrustCo's common stock, and with respect to the frequency and amount of cash dividends declarded on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005. TrustCo had 14,668 shareholders of record as of March 1, 2006, and the closing price of TrustCo's common stock on that date was $12.60.

The following table provides information, as of December 31, 2005, regarding securities authorized for issuance under TrustCo's equity compensation plans.

-------------------------------------------------------------------------------
                                                                Number of
                                                                securities
                   Number of                                    remaining
               securities to be                            available for future
                  issued upon        Weighted-average         issuance under
                  exercise of       exercise price of      equity compensation
                  outstanding          outstanding           plans (excluding
               options, warrants    options, warrants      securities reflected
                   and rights          and rights             in column (a))

Plan category         (a)                  (b)                      (c)
-------------------------------------------------------------------------------
Equity
compensation
plans approved     4,178,049            $10.85                  1,158,500
by security
holders
-------------------------------------------------------------------------------
Equity
compensation
plans not             None               None                      None
approved by
security holders
-------------------------------------------------------------------------------

Total              4,178,049            $10.85                  1,158,500
-------------------------------------------------------------------------------


The following table provides information with respect to purchases of shares of TrustCo's common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2005.

                        Purchases of Equity Securities
-------------------------------------------------------------------------------

                                              Total
                                            Number of           Maximum
                                              Shares            Number
                                           Purchased as        Of Shares
                                             Part of           That May
                    Total        Average     Publicly           Yet Be
                  Number of       Price     Announced          Purchased
       2005        Shares        Paid per    Plans or          Under the
      Period      Purchased       Share      Programs      Plans or Programs
-------------------------------------------------------------------------------

   October 1-31       0          $    0         0                 N/A
-------------------------------------------------------------------------------

   November 1-30    90,000       $13.18         0                 N/A
-------------------------------------------------------------------------------

   December 1-31    40,426       $13.12         0                 N/A
-------------------------------------------------------------------------------

      Total        130,426       $13.16         0                 N/A
-------------------------------------------------------------------------------

All 130,426 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company's dividend reinvestment plan.


Item 6. Selected Financial Data

Page 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13 hereto, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 through 25 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13 hereto, are incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pages 18 through 21 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13 hereto, are incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP on pages 28 through 47 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13 hereto, are incorporated herein by reference.


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

Management's Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP on pages 27 and 28 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Subsequent to the date of Management's evaluation, there were no significant changes in the Company's internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 9B. Other Information

None.


                                   PART III


Item 10. Directors and Executive Officers of Registrant

The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2006 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers" on pages 5 through 11, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 46. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Sharon J. Parvis, Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

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

TrustCo's Audit Committee consists of five non-employee directors, each of whom has been selected for the Audit Committee by the Board based on a determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company's internal accounting operations and our independent auditors. Members of the committee include William D. Powers (Chairman), Joseph Lucarelli, Thomas O. Maggs, Anthony J. Marinello, M.D.,Ph.D., and William J. Purdy. The Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate, and has, in fact, retained Marvin & Co., an independent accounting firm, as a consultant to the committee. Further, the Audit Committee receives directly or has access to extensive information from reviews and examinations by the Company's internal auditor, independent auditor and the various banking regulatory agencies having jurisdiction over the Company and its subsidiaries.

Item 11. Executive Compensation

The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" on pages 15 through 23 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2006, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers," on pages 5 through 11 and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" on page 44 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2006, is incorporated herein by reference. Additional information concerning the Company's equity compensation plan is set forth in Item 5 hereof.

Item 13. Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" on page 45 of TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 15, 2006 is incorporated herein by reference.


Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP ("KPMG") for the audit of TrustCo's annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, and fees billed for other services provided by KPMG during 2005 and 2004.

                                  2005                 2004
                              --------             --------
Audit Fees                    $308,500             $315,000
Audit Related Fees(1)           79,400               23,500
Tax Fees(2)                    144,700              148,110
All Other Fees(3)               86,969               85,700
                              --------             --------
Total Fees                    $619,569             $572,310
                              ========             ========

     (1) For 2005, audit related fees included $23,500 for audits of certain employee benefit plan financial statements and $55,900 for audit and accounting related services.

     (2) For 2005 and 2004, tax fees include tax return preparation services and other compliance services.

     (3) For 2005, all other fees consisted of fees for tax planning services. For 2004, all other fees included $79,000 for tax planning services and $6,700 for other tax services.

The Audit Committee preapproves all audit and nonaudit services provided by the Company's independent auditors. As such, all of the services described above were approved by the Audit Committee.

                                   PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

     Consolidated Statements of Condition -- December 31, 2005 and 2004.

     Consolidated Statements of Income -- Years Ended December 31, 2005, 2004, and 2003.

     Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2005, 2004, and 2003.

     Consolidated Statements of Cash Flows -- Years Ended December 31, 2005, 2004, and 2003.

     Notes to Consolidated Financial Statements.

     Financial Statement Schedules
     Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

     Supplementary Financial Information
     Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2005 and 2004.

        The following exhibits are incorporated herein by reference:*

Reg S-K
Exhibit No.       Description
-------------------------------------------------------------------------------
  3(i)            Amended and Restated Certificate of Incorporation of TrustCo
                  Bank Corp NY, dated July 27, 1993, as amended.

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

 10(g) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

 10(h) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

 10(i) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

Reg S-K
Exhibit No.       Description
-------------------------------------------------------------------------------

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

 11               Computation of Net Income Per Common Share.

-------------------------------------------------------------------------------
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

                 The following exhibits are filed herewith:

Reg S-K
Exhibit No.       Description
-------------------------------------------------------------------------------

 10(s) 2005 Amended and Restated Trustco Bank Deferred Compensation Plans for Directors, dated December 20, 2005.

 10(t) Amendment No. 4 to Amended and Restated Retirement Plan of Trustco Bank, dated December 20, 2005.

 10(u) Amendment No. 6 to Third Restatement of Profit Sharing Plan of Trustco Bank, dated December 20, 2005.

 10(v) Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

 10(w) Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

 10(x) Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

 10(y) Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

 10(z) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

 10(aa) Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

 10(bb)           Restatement of Trustco Bank Senior Incentive Plan dated
                  December 20, 2005.

 13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2005.

 21               List of Subsidiaries of TrustCo.

 23               Consent of Independent Registered Public Accounting Firm.

 24               Power of Attorney.

 31(i)(a)         Rule 13a-14(a)/15d-14(a) Certification of Robert J.
                  McCormick, principal executive officer.

 31(i)(b) Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

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


Date: March 8, 2006

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                    Title                              Date
-------------------------------------------------------------------------------

/s/ Robert J. McCormick      President and                      March 8, 2006
-----------------------      Chief Executive Officer
Robert J. McCormick          (principal executive officer)


/s/ Robert T. Cushing        Executive Vice President and       March 8, 2006
------------------------     Chief Financial Officer
Robert T. Cushing            (principal financial and
                             accounting officer)


          *                  Director                           March 8, 2006
------------------------
Joseph Lucarelli


          *                  Director                           March 8, 2006

------------------------
Thomas O. Maggs

          *                  Director                           March 8, 2006
------------------------
Dr. Anthony J. Marinello


          *                  Director                           March 8, 2006
------------------------
Robert A. McCormick


          *                  Director                           March 8, 2006
------------------------
William D. Powers


          *                  Director                           March 8, 2006
------------------------
William J. Purdy




                                             By: /s/ Robert M. Leonard
                                                 ---------------------
                                             *Robert M. Leonard, as Agent
                                              Pursuant to Power of Attorney

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-------------------------------------------------------------------------------

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

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-------------------------------------------------------------------------------

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

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-------------------------------------------------------------------------------

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

 10(s)            2005 Amended and Restated Trustco Bank Deferred
                  Compensation Plan for Directors, dated December 20, 2005, filed herewith.

                                Exhibits Index

Reg S-K
Item 601
Exhibit No.
-------------------------------------------------------------------------------

 10(t) Amendment No. 4 to Amended and Restated Retirement Plan of Trustco Bank, dated December 20, 2005, filed herewith.

 10(u) Amendment No. 6 to Third Restatement of Profit Sharing Plan of Trustco Bank, dated December 20, 2005, filed herewith.

 10(v) Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, filed herewith.

 10(w) Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, filed herewith.

 10(x) Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, filed herewith.

 10(y) Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, filed herewith.

 10(z) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, filed herewith.

 10(aa) Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, filed herewith.

 10(bb) Restatement of Trustco Bank Senior Incentive Plan dated December 20, 2005, filed herewith.

 11 Computation of Net Income Per Common Share. Note 12 on page 44 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

 13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2005, filed herewith.

 21               List of Subsidiaries of TrustCo, filed herewith

 23 Consent of Independent Registered Public Accounting Firm, filed herewith.

 24               Power of Attorney, filed herewith.

                                Exhibits Index
-------------------------------------------------------------------------------

 31(i)(a)         Rule 13a-14(a)/15d-14(a) Certification of Robert J.
                  McCormick, principal executive officer, filed herewith.

 31(i)(b)         Rule 13a-14(a)/15d-14(a) Certification of Robert T.
                  Cushing, principal financial officer, filed herewith.

 32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.


                              GRAPHICS APPENDIX
-------------------------------------------------------------------------------

                                                      Cross Reference
                                                      To Page of
                  Omitted Charts                      Annual Report
-------------------------------------------------------------------------------

                  1 Return on Equity                         6

                  2 Taxable Equivalent Net Interest
                    Income                                   8

                  3 Allowance for Loan Losses               17

                  4 Efficiency Ratio                        22


                  The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.