Form 10-Q
period 2006-03-31
TRUSTCO BANK CORP N Y
filed 2006-05-05
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended                     Commission File Number 0-10592
         March 31, 2006


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (x)  Accelerated filer ( )  Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). ( )Yes (x) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding
         Class of Common Stock                     as of May 1, 2006
         ---------------------               ----------------------------
             $1 Par Value                             75,031,545

                             TrustCo Bank Corp NY

                                    INDEX


Part I.       FINANCIAL INFORMATION                                   PAGE NO.
------------------------------------------------------------------------------
Item 1.       Interim Financial Statements (Unaudited):
              Consolidated Statements of Income for the
              Three Months Ended March 31, 2006 and 2005                     1

              Consolidated Statements of Financial Condition
              as of March 31, 2006 and December 31, 2005                     2

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2006 and 2005                 3 - 4

              Notes to Consolidated Interim Financial Statements        5 - 12

              Report of Independent Registered Public Accounting Firm       13

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14 - 24

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk                                             25

Item 4.       Controls and Procedures                                  25 - 26


Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             27

Item 1A.      Risk Factors                                                  27

Item 2.       Unregistered Sales of Equity Securities
              and Use of Proceeds                                           27

Item 3.       Defaults Upon Senior Securities                               27

Item 4.       Submissions of Matters to a Vote of Security Holders          27

Item 5.       Other Information                                             27

Item 6.       Exhibits and Reports on Form 8-K                              28

Item 1. Interim Financial Statements


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)


                                                                                   3 Months Ended
                                                                                      March 31,
                                                                     --------------------------------------------

                                                                                  2006                      2005
                                                                                  ----                      ----

   Interest and dividend income:
    Interest and fees on loans                                       $          24,351                    19,982
    Interest on U. S. Treasuries and agencies                                    9,983                     6,877
    Interest on states and political
     subdivisions                                                                1,363                     1,855
    Interest on mortgage-backed securities                                       2,294                     2,233
    Interest and dividends on other securities                                     226                       135
    Interest on federal funds sold and other
     short term investments                                                      2,492                     3,803
                                                                     --------------------------------------------
       Total interest income                                                    40,709                    34,885
                                                                     --------------------------------------------
   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                                   284                       387
       Savings                                                                   2,366                     1,714
       Money market deposit accounts                                             1,841                       440
       Time deposits                                                             9,928                     7,089
    Interest on short-term borrowings                                              778                       394
    Interest on long-term debt                                                       1                         1
                                                                     --------------------------------------------
      Total interest expense                                                    15,198                    10,025
                                                                     --------------------------------------------
      Net interest income                                                       25,511                    24,860
   Provision (credit) for loan losses                                           (1,800)                   (1,500)
                                                                     --------------------------------------------
      Net interest income after provision (credit)
       for loan losses                                                          27,311                    26,360
                                                                     --------------------------------------------
   Noninterest income:
    Trust department income                                                      1,238                     1,401
    Fees for other services to customers                                         1,931                     1,813
    Net (loss) gain on securities transactions                                    (288)                    3,652
    Other                                                                          424                       774
                                                                     --------------------------------------------
     Total noninterest income                                                    3,305                     7,640
                                                                     --------------------------------------------
   Noninterest expenses:
    Salaries and employee benefits                                               4,961                     4,768
    Net occupancy expense                                                        1,974                     1,850
    Equipment expense                                                              741                       647
    Professional services                                                          824                       796
    Outsourced services                                                          1,051                     1,185
    Other real estate expenses / (income)                                          (10)                     (332)
    Other                                                                        2,384                     2,318
                                                                     --------------------------------------------
     Total noninterest expenses                                                 11,925                    11,232
                                                                     --------------------------------------------
      Income before taxes                                                       18,691                    22,768
   Income taxes                                                                  6,325                     7,861
                                                                     --------------------------------------------
       Net income                                                    $          12,366                    14,907
                                                                     ============================================
Net income per Common Share:
       - Basic                                                       $           0.165                     0.199
                                                                     ============================================
       - Diluted                                                     $           0.164                     0.197
                                                                     ============================================


See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
          Consolidated Statements of Financial Condition (Unaudited)
                (dollars in thousands, except per share data)


                                                                               03/31/06                         12/31/05
                                                                               --------                         --------

ASSETS:
Cash and due from banks                                             $            44,248                           55,667

Federal funds sold and other short term investments                             199,469                          257,196
                                                                    --------------------             --------------------
  Total cash and cash equivalents                                               243,717                          312,863

Securities available for sale:
 U. S. Treasuries and agencies                                                  782,957                          743,763
 States and political subdivisions                                              125,015                          118,950
 Mortgage-backed securities and
  collateralized mortgage obligations                                           191,946                          200,963
 Other                                                                           12,462                           20,400
                                                                    --------------------             --------------------
  Total securities available for sale                                         1,112,380                        1,084,076
                                                                    --------------------             --------------------
Loans:
 Commercial                                                                     227,018                          214,750
 Residential mortgage loans                                                   1,099,302                        1,057,937
 Home equity line of credit                                                     197,968                          192,291
 Installment loans                                                                5,788                            5,741
                                                                    --------------------             --------------------
  Total loans                                                                 1,530,076                        1,470,719
Less:
 Allowance for loan losses                                                       44,029                           45,377
                                                                    --------------------             --------------------
 Net loans                                                                    1,486,047                        1,425,342

Bank premises and equipment                                                      22,539                           21,734
Other assets                                                                     67,938                           68,744
                                                                    --------------------             --------------------
   Total assets                                                     $         2,932,621                        2,912,759
                                                                    ====================             ====================

LIABILITIES:
Deposits:
 Demand                                                             $           244,377                          251,012
 Interest-bearing checking                                                      294,197                          309,668
 Savings accounts                                                               722,858                          725,336
 Money market deposit accounts                                                  218,518                          190,560
 Certificates of deposit (in denominations of
  $100,000 or more)                                                             232,111                          225,611
 Time deposits                                                                  867,629                          860,300
                                                                    --------------------             --------------------
  Total deposits                                                              2,579,690                        2,562,487

Short-term borrowings                                                           100,236                           87,935
Long-term debt                                                                       80                               87
Accrued expenses and other liabilities                                           30,860                           33,589
                                                                    --------------------             --------------------
  Total liabilities                                                           2,710,866                        2,684,098
                                                                    --------------------             --------------------

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 100,000,000 shares authorized,
  and 82,119,360 shares issued March 31, 2006 and
  and December 31, 2005, respectively                                            82,120                           82,120
Surplus                                                                         118,193                          117,770
Undivided profits                                                               103,707                          103,315
Accumulated other comprehensive loss:
  Net unrealized loss on securities available for sale                          (13,720)                          (6,054)
Treasury stock at cost - 7,296,006 and 7,343,783 shares at
  March 31, 2006 and December 31, 2005, respectively                            (68,545)                         (68,490)
                                                                    --------------------             --------------------
  Total shareholders' equity                                                    221,755                          228,661
                                                                    --------------------             --------------------
  Total liabilities and shareholders' equity                        $         2,932,621                        2,912,759
                                                                    ====================             ====================


See accompanying notes to unaudited consolidated interim financial statements.


                          TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                         (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
THREE MONTHS ENDED March 31,                                                              2006                2005
                                                                                          ----                ----

Cash flows from operating activities:
Net income                                                                              12,366              14,907

Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                            700                 605
  Gain on sale of other real estate owned                                                  (34)               (368)
  Credit for loan losses                                                                (1,800)             (1,500)
  Deferred tax expense                                                                     999                  58
  Gain on sale of premises and equipment                                                   (29)                  -
  Net loss (gain) on sale of securities available for sale                                 288              (3,652)
  Decrease in taxes receivable                                                           6,172               9,455
  Decrease in interest receivable                                                          260                 392
  Increase in interest payable                                                             140                  35
  Increase in other assets                                                              (1,535)             (1,682)
  Decrease in accrued expenses and other liabilities                                    (2,879)             (1,724)
                                                                          -----------------------------------------
    Total adjustments                                                                    2,282               1,619
                                                                          -----------------------------------------
Net cash provided by operating activities                                               14,648              16,526
                                                                          -----------------------------------------
Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale                        42,133              56,576
  Purchase of securities available for sale                                            (84,026)            (51,980)
  Proceeds from maturities of securities available for sale                                550                 550
  Net increase in loans                                                                (58,933)            (24,656)
  Proceeds from dispositions of real estate owned                                           57                 368
  Proceeds from dispositions of bank premises and equipment                                 38                   -
  Purchases of bank premises and equipment                                              (1,514)               (791)
                                                                          -----------------------------------------
    Net cash used in investing activities                                             (101,695)            (19,933)
                                                                          -----------------------------------------
Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                   17,203             (29,716)
  Increase/(decrease) in short-term borrowings                                          12,301              (2,931)
  Repayment of long-term debt                                                               (7)                 (7)
  Proceeds from exercise of stock options                                                  179               2,324
  Proceeds from sale of treasury stock                                                   2,146               2,004
  Purchase of treasury stock                                                            (1,957)             (3,039)
  Dividends paid                                                                       (11,964)            (11,181)
                                                                          -----------------------------------------
    Net cash provided by/(used in) financing activities                                 17,901             (42,546)
                                                                          -----------------------------------------
Net decrease in cash and cash equivalents                                              (69,146)            (45,953)

Cash and cash equivalents at beginning of period                                       312,863             696,430
                                                                          -----------------------------------------
Cash and cash equivalents at end of period                                             243,717             650,477
                                                                          =========================================

                                                                                                        (Continued)


See accompanying notes to unaudited consolidated interim financial statements.


                          TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                         (dollars in thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
THREE MONTHS ENDED March 31,                                                              2006                2005
                                                                                          ----                ----

Interest paid                                                                           15,058               9,990
Increase in due to broker, net                                                               -              20,000
Income taxes paid                                                                           81                   -
Transfer of loans to real estate owned                                                      28                   -
Increase in dividends payable                                                               10                  70
Change in unrealized loss on securities
 available for sale - gross of deferred taxes                                          (12,751)            (10,302)
Change in deferred tax effect on unrealized loss
 on securities available for sale                                                        5,084               4,109


See accompanying notes to unaudited consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1. Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions. Prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2005 Annual Report to Shareholders on Form 10-K.


2. Earnings Per Share

A reconciliation of the component parts of earnings per share for the three month period ended March 31, 2006 and 2005 follows:



                                                            Weighted
(In thousands,                            Net            Average Shares         Per Share
except per share data)                  Income            Outstanding            Amounts
                                    -----------------------------------------------------

For the quarter ended
March 31, 2006:

Basic EPS:
   Net income available to
   Common shareholders                  $12,366              74,871               $0.165

Effect of Dilutive Securities:
   Stock options                              -                 392                (.001)
                                    -----------------------------------------------------
Diluted EPS                             $12,366              75,263               $0.164
                                    =====================================================

For quarter ended
March 31, 2005:

Basic EPS:
   Net income available to
   Common shareholders                  $14,907              74,881               $0.199

Effect of Dilutive Securities:
   Stock options                              -                 605                (.002)
                                    -----------------------------------------------------
Diluted EPS                             $14,907              75,486               $0.197
                                    =====================================================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


3. Stock Option Plans

The Company has stock option plans for officers and directors. Effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123R. Previously the Company had adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (Statement 148).

The Company's stock option plans were previously accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion 25) and as such, no compensation expense was ordinarily recorded for these plans.

In the fourth quarter of 2005 the Board of Director's of the Company approved the accelerated vesting of all outstanding unvested stock option to purchase shares of common stock. These options were previously awarded to executive officers and employees under the 1995 and 2004 Stock Option Plans. The acceleration of vesting was done in anticipation of the adoption of Statement 123R. By accelerating the vesting of these options the Company estimated that approximately $1.3 million of future compensation expense, net of tax, would be eliminated.

Options to purchase 882,100 shares of the Company's common stock, which would otherwise have vested from time to time over the next four years, became immediately vested and exercisable as a result of this action. The number of shares and exercise prices of the options subject to the acceleration remained unchanged. Also, all of the other terms of the options remain the same. The Company recorded $127 thousand of expense during the fourth quarter of 2005 related to this acceleration based upon an analysis performed in accordance with APB Opinion 25.

The accelerated options included 749,500 options held by executive officers and 132,600 options held by other employees. Based upon the Company's closing stock price of $12.76 per share on the date of accelerated vesting certain of the options were below and others above the closing market price as follows:

         Grant                     Accelerated               Exercise
         Date                      Vesting Shares             Price
         -----                     --------------            --------
         2005                      411,200                    $12.15
         2004                      394,500                    $13.55
         2002                       76,400                    $11.83
                                   -------
                                   882,100
                                   =======

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in its income statement in future periods upon the adoption of FASB Statement No. 123R.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the three months ended March 31, 2006 and 2005 would have been as follows:

(dollars in thousands except per share data)

                                                2006                  2005
                                             -------                ------
Net income:
    As reported                              $12,366                14,907
Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                              -                  (191)
                                             -------                ------
    Pro forma net income                     $12,366                14,716
                                             =======                ======

Earnings per share:
    Basic - as reported                       $ .165                  .199
    Basic - pro forma                           .165                  .197

    Diluted - as reported                       .164                  .197
    Diluted - pro forma                         .164                  .195

The weighted average fair value of each option as of the grant date, estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 was as follows for options granted in the year indicated. No options were granted in the first quarter of 2006.

                                          Employees'          Directors'
                                             Plan                Plan
                                          ----------          ----------

2005                                       $1.675               1.480

The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                          Employees'          Directors'
                                             Plan                Plan
                                          ----------          ----------
Expected dividend yield:
  2005                                      4.95%               4.95

Risk-free interest rate:
  2005                                      3.91                3.76

Expected volatility rate:
  2005                                     21.25               19.76

Expected lives                             7.5 years           6.0 years

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

Under the 2004 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately 2.0 million shares of common stock. Under the 1995 TrustCo Bank Corp NY Stock Option Plan, the Company may grant options to its eligible employees for up to approximately
7.9 million shares of common stock. Under the 2004 Directors Stock Option Plan, the Company may grant options to its directors for up to approximately 200 thousand shares of its common stock. Under the 1993 Directors Stock Option Plan, the Company could have granted options to its directors for up to approximately 531 thousand shares of its common stock. The source of shares issued as a result of stock option exercises is authorized, but unissued shares as well as treasury shares.

Under each of these plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options vest over five years from the date the options are granted for the employees plans and they are immediately vested under the directors' plan. A summary of the status of TrustCo's stock option plans as of March 31, 2006, and changes during the quarter ended, are as follows:



                                                    Outstanding Options                  Exercisable Options
                                               -------------------------------------------------------------
                                                               Weighted                             Weighted
                                                                Average                              Average
                                                                 Option                               Option
                                                  Shares          Price              Shares            Price
                                               -------------------------------------------------------------

Balance, January 1, 2006                       4,178,049         $10.85           4,178,049           $10.85
Exercised Options - 2006                         (31,920)          5.62             (31,920)            5.62
                                               -------------------------------------------------------------
Balance, March 31, 2006                        4,146,129          10.89           4,146,129            10.89
                                               =============================================================


The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was approximately $227 thousand and $2.5 million, respectively. The shares used for the 2006 stock option exercises were issued from treasury shares, while previously unissued shares were used for the 2005 stock option exercises.

The following table summarizes information about total stock options outstanding and exercisable at March 31, 2006:



                                                                           Weighted
                                                                            Average                  Weighted
Range of                                    Options                       Remaining                   Average
Exercise                                Outstanding                     Contractual                  Exercise
Price                               and Exercisable                            Life                     Price
--------                            -------------------------------------------------------------------------

Less than
  $7.50                                      65,311                       1.7 years                    $ 5.81

Between $7.51
  and $10.00                              2,136,317                       4.7 years                      9.58

Greater than
  $10.00                                  1,944,500                       8.5 years                     12.51
                                    -------------------------------------------------------------------------
Total                                     4,146,129                       6.4 years                    $10.89
                                    -------------------------------------------------------------------------


The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was approximately $6.2 million.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

The Company has awarded 2.7 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined in the plan. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control, allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

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

Comprehensive income for the three month periods ended March 31, 2006 and 2005 was $4.7 million and $8.7 million, respectively.

The following summarizes the components of other comprehensive income/(loss):



Unrealized gains/(losses) on securities:                                                      (dollars in thousands)
----------------------------------------

Unrealized net holding losses arising during the three months ended March 31,
2006, net of tax (pre-tax loss of $13,039).                                                           $(7,837)

Reclassification adjustment for net loss realized in net income during the
three months ended March 31, 2006, net of tax (pre-tax net loss of $288).                                 171
                                                                                                      --------
Other comprehensive loss - three months ended March 31, 2006                                          $(7,666)
                                                                                                      ========

Unrealized net holding losses arising during the three months ended March 31,
2005, net of tax (pre-tax loss of $6,650).                                                            $(3,986)

Reclassification adjustment for net gain realized in net income during the
three months ended March 31, 2005 net of tax (pre-tax net gain of $3,652).                             (2,207)
                                                                                                      --------
Other comprehensive loss - three months ended March 31, 2005                                          $(6,193)
                                                                                                      ========


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


5. Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three months ended March 31, 2006 and 2005 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit)


                                                Pension Benefits                     Other Postretirement Benefits
                                            ------------------------                ------------------------------
                                              2006              2005                  2006                    2005
                                            ------            ------                ------                  ------

Service cost                                $  191               208                     9                       6

Interest cost                                  388               388                    18                      13

Expected return on plan assets                (448)             (463)                 (102)                   (101)

Amortization of prior service cost              27                27                  (114)                   (125)
                                            ------            ------                ------                  ------

Net periodic expense/(benefit)              $  158               160                  (189)                   (207)
                                            ======            ======                ======                  ======


Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2006. As of March 31, 2006, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2006.


6. Impact of Changes in Accounting Standards

SFAS No. 123R

In 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 95, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments of that may be settled by the issuance of such equity instruments. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of transition on January 1, 2006. Under this method, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service period had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. See
Note 3, Stock Option Plans, for pro-forma earnings per share for stock-based compensation and information on the acceleration of vesting periods that occurred in 2005. The adoption of SFAS No. 123R did not have a significant effect on the Company's consolidated financial condition or results of operations.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


7. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.2 million at March 31, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2006 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/ KPMG LLP
------------
KPMG LLP

Albany, New York
May 5, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month period ended March 31, 2006, with comparisons to 2005 as applicable. Net interest margin is presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2005 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2006 and 2005.


Overview

TrustCo recorded net income of $12.4 million, or $0.164 of diluted earnings per share for the three months ended March 31, 2006, as compared to net income of $14.9 million or $0.197 of diluted earnings per share in the same period in 2005.

The primary factors accounting for the year to date changes were:

     o Increase in the average balance of interest earning assets by $64.9 million to $2.82 billion for the first quarter of 2006 compared to the comparable period in 2005,

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006

     o Increase of $389 thousand in taxable equivalent net interest income,

     o Increase in the recapture of the provision for loan losses from $1.5 million at March 31, 2005 to $1.8 million at March 31, 2006,

     o Decrease in noninterest income from $7.6 million for the first quarter of 2005 to $3.3 million for the comparable period in 2006. Included in non interest income were $3.7 million of net gain on securities transactions for 2005 and $288 thousand of net losses on securities transactions for 2006. Also included in non interest income were $34 thousand and $368 thousand of net gains on the sale of real estate in 2006 and 2005, respectively, and,

     o    An increase of $693 thousand in non interest expense.


Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the first quarter of 2006 compared to the comparable period in 2005 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2005 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2005 compared to 2004. Most of the same market factors discussed in the 2005 Annual Report also had a significant impact on the first quarter 2006 results.

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

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased from 2.25% at January 1, 2005 to 4.75% by March 31, 2006. This is a 250 basis point increase during this time period. Over the same time period, for comparison purposes, the 10 year treasury rate increased from 4.21% at January 1, 2005 to 4.85% by March 31, 2006, an increase of only 64 basis points. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional increases in the federal funds rate subsequent to March 31, 2006.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by the short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally as interest rates increase the fair value of the securities available for sale portfolio will decrease.

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

For the first quarter of 2006 the net interest margin decreased to 3.70% from 3.75% for the first quarter of 2005. The quarterly results reflect the following significant factors:

- The average balance of securities available for sale increased by $224.9 million and the average yield decreased to 5.31%.

- The average balance of federal funds sold and other short term investments decreased by $404.3 million and the average yield increased 203 basis points to 4.48%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.

- The loan portfolio grew by $244.3 million to $1.50 billion and the average yield increased 13 basis points to 6.53%.

- The average balance of interest bearing liabilities (primarily deposit accounts) increased $41.4 million and the average yield increased 84 basis points to 2.56%.

These changes resulted in a net interest margin decrease of 5 basis points from 3.75% for the first quarter of 2005 to 3.70% for the comparable period in 2006.

During the first quarter of 2006 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to increase. The TrustCo residential real estate loan product is very competitive compared to local and national competitors. The securities available for sale portfolio remained relatively consistent with the balance as of year end 2005. The increase in the average balance of securities available for sale from the first quarter of 2005 to the first quarter of 2006 primarily reflects changes made throughout 2005.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006


Earning Assets

Total average interest earning assets increased from $2.75 billion in 2005 to $2.82 billion in 2006 with an average yield of 5.22% in 2005 and 5.89% in 2006. Income on average earning assets increased during this same time-period from $35.9 million in 2005 to $41.4 million in 2006.


Loans

The average balance of loans was $1.50 billion in 2006 and $1.25 billion in 2005. The yield on loans increased from 6.40% in 2005 to 6.53% in 2006. The combination of the higher average balances and the higher rates resulted in an increase in the interest income on loans by $4.4 million.

Compared to the first quarter of 2005, the average balance of the loan portfolio during the first quarter of 2006 increased in virtually all loan categories except consumer loans. The average balance of residential mortgage loans was $849.2 million in 2005 compared to $1.08 billion in 2006, an increase of 27.0%. The average yield on residential mortgage loans decreased by 24 basis points in 2006 compared to 2005.

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

Though there is debate among nationally recognized economists the general tenor of the national economy is for improvement and increases in interest rates. Consequently the significant amount of refinancing that occurred during 2003 and early 2004 may be completed with only residual effects into 2006. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

The impact of the increase in the benchmark interest rate indices (prime rate, federal funds, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The rates earned in 2006 were 46 basis points, and 183 basis points, respectively, greater than in the first three months of 2005.


Securities Available for Sale

Securities available for sale had an average balance of $1.10 billion during the quarter ended March 31, 2006, as compared to $874.1 million in 2005. These balances earned an average yield of 5.53% in 2005 and 5.31% in 2006. This resulted in interest income on the securities available for sale of $14.6 million in 2006 and $12.1 million in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006

The largest increase in the securities available for sale portfolio was within the category of Government Sponsored Enterprises which are debt instruments issued by FNMA, Freddie Mac and the Federal Home Loan Bank. The increase was $253.8 million in the average balance between the first quarter of 2005 and the first quarter of 2006. During 2005 and 2006 the Company increased it's investment in these instruments as a means of deploying excess liquidity that had been invested in Federal Funds sold and other short term investments. The net interest margin was positively affected by these steps because the rates earned on these investments were greater than the rates earned on the Federal Funds and other short term investments portfolio.

The average balance of the State, County and Municipal portfolio decreased from $147.0 million for the first quarter of 2005 to $117.9 million for the first quarter of 2006. The tax equivalent yield on this portfolio was 7.74% in 2005 and 7.03% in 2006. The reduced balances outstanding reflect sales of long dated maturities of municipal bonds that occurred in 2005. These sales allowed the Company to recognize gains along with providing additional cash flows for reinvestment.

For 2006 the long term interest rates as reflected by the 10 year Treasury have increased over the levels for 2005. The securities available for sale portfolio is reflected at fair value and therefore these investments reflected unrecognized depreciation of $22.8 million. The Company has the ability and intent to hold these securities to maturity or to the point that the unrealized loss diminishes. None of the depreciation in the value of this portfolio reflects a deterioration of the credit worthiness of the issuers or a concern as to the eventual repayment of all amounts due.


Federal Funds Sold and Other Short-term Investments

The 2006 first quarter average balance of federal funds sold and other short-term investments was $224.9 million, $404.3 million less than the $629.2 million in 2005. The portfolio yield increased from 2.45% in 2005 to 4.48% in 2006. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio decreased by approximately $1.3 million from $3.8 million in 2005 to $2.5 million in 2006.

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

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.28 billion during 2005 to $2.31 billion in 2006, and the average rate paid increased from 1.71% for 2005 to 2.53% for 2006. Total interest expense on these deposits increased $4.8 million to $14.4 million.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006

Average demand deposit balances increased by 6.8% during the period from the first quarter of 2005 to the first quarter of 2006. The average balance was $226.4 million in 2005, and $241.9 million in 2006.

Average short-term borrowings for the quarter were $91.8 million in 2006 compared to $82.5 million in 2005. The average rate increased during this time period from 1.94% in 2005 to 3.44% in 2006. Rates on short-term borrowings tend to change with the rates on the target Federal Funds.


Net Interest Income

Taxable equivalent net interest income increased by $389 thousand to $26.2 million in 2006. The net interest spread decreased from 3.50% in 2005 to 3.33% in 2006. The net interest margin decreased by 5 basis points to 3.70% for the first quarter of 2006.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans. The following describes the nonperforming assets of TrustCo as of March 31, 2006.

Nonperforming loans: Total nonperforming loans were $3.4 million at March 31, 2006, an increase from the $3.2 million of nonperforming loans at March 31, 2005. There were $1.9 million nonaccrual loans at March 31, 2006 compared to $1.0 million at March 31, 2005. Restructured loans were $2.1 million at March 31, 2005 compared to $1.5 million at March 31, 2006. There were no loans at March 31, 2006 and 2005 that are past due 90 days or more and still accruing interest.

All of the nonperforming loans at March 31, 2006 and 2005 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. Beginning in 2004 the number of new bankruptcy filings in the Capital District area were lower than statewide trends. Also the demand for housing in the Capital District area has increased which has resulted in increased real estate prices in selected sectors of the marketplace. These trends may be indicators of future economic stability for this region and a continued lessening of loan charge offs.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006

Total impaired loans at March 31, 2006 of $1.5 million, consisted of restructured retail loans. During the first quarter of 2006, there were no commercial loan charge offs, $12 thousand of consumer loan charge offs and $356 thousand of residential mortgage loan charge offs as compared with $314 thousand of commercial loan charge offs, $92 thousand of consumer loan charge offs and $357 thousand of residential mortgage loan charge offs in the first quarter of 2005. Recoveries during the quarter were $1.4 million in 2005 and $820 thousand in 2006.

Though the economic climate in the Upstate New York area has suffered over the last several years, resulting in higher bankruptcies and relatively flat real estate prices, overall economic trends in the last two years have been improving. As noted previously, bankruptcies in the Capital District area have lagged statewide trends and general housing prices have continued to increase. These positive trends have helped marginal credits better manage their debt load. Because of continued improvement in nearly all of the indicators of the Company's credit quality and management's assessment of economic conditions and risk, combined with the continuation of significant loan recoveries and the level and nature of recent loan charge offs, a negative provision of $1.8 million for the first quarter was recognized, compared to $1.5 million in the first quarter of 2005.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At March 31, 2006, the allowance for loan losses was $44.0 million, which represents a decrease from the $48.5 million in the allowance at March 31, 2005. The allowance represents 3.84% of the loan portfolio as of March 31, 2005 compared to 2.88% at March 31, 2006.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     o The magnitude and nature of the recent loan charge offs and recoveries,

     o The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory, and

     o The improving economic environment in the upstate New York territory over the last two years.

Management continues to monitor these factors in determining future provisions or negative provisions for loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans. Should these trends continue, negative provisions for loan losses would, in all likelihood, also continue.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006


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


Noninterest Income

Total noninterest income for the first quarter was $3.3 million, compared to $7.6 million in 2005. Included in the first quarter results are net securities gains of $3.7 million in 2005, and losses of $288 thousand in 2006. Excluding these securities transactions, noninterest income in the first quarter of 2006 was $3.6 million, compared to $4.0 million in 2005.

Trust department income decreased to $1.2 million for the first quarter of 2006 compared to $1.4 million in the first quarter of 2005. Trust department assets under management were $891 million at March 31, 2006 compared to $946 million at March 31, 2005.

Other noninterest income decreased to $424 thousand in the first quarter of 2006 from $774 thousand in the first quarter of 2005 due to the gain on sale of properties in 2005.


Noninterest Expenses

Total noninterest expense increased from $11.2 million for the three months ended March 31, 2005 to $11.9 million for the three months ended March 31, 2006. Within the category of noninterest expense, salaries and employee benefits increased $193 thousand to $5.0 million for 2006.

Net occupancy expense increased $124 thousand to $2.0 million during the first quarter of 2006. The increase is the result of new branch lease costs. Equipment expense increased $94 thousand between the first quarter of 2005 and the first quarter of 2006 due primarily to the additional depreciation on new branch equipment.


Income Taxes

In the first quarter of 2006, TrustCo recognized income tax expense of $6.3 million as compared to $7.9 million for 2005. The effective tax rates were 33.8% and 34.5% for the first quarter of 2006 and 2005, respectively. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2006 was $221.8 million, a decrease from the $228.7 million at year-end 2005. TrustCo declared dividends of $0.160 per share in the first quarter of 2006. This results in a dividend payout ratio of 96.8% in 2006.

In addition, since year end 2005 TrustCo's total shareholders' equity has been affected by the purchase of $2.0 million in additional treasury stock, a increase in the accumulated other comprehensive loss from the unrealized losses on securities available for sale of $7.7 million and the issuance of common stock as a result of stock option exercises of $2.3 million.

The Company achieved the following ratios as of March 31, 2006 and 2005:

                                         March 31,         Minimum Regulatory
                                    2006          2005         Guidelines
                                   ------------------------------------------
    Tier 1 risk adjusted
             capital               16.07%        17.33%           4.00%

    Total risk adjusted
             capital               17.34%        18.61%           8.00%

In addition, at March 31, 2006 and 2005, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.99% and 7.94%, respectively, compared to a minimum regulatory requirement of 4.00%.


Critical Accounting Policies:

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2005 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006


Proposed Accounting Standards:

SFAS No. 123R

In 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 95, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments of that may be settled by the issuance of such equity instruments. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of transition on January 1, 2006. Under this method, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service period had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. See
Note 3, Stock Option Plans, for pro-forma earnings per share for stock-based compensation and information on the acceleration of vesting periods that occurred in 2005. The adoption of SFAS No. 123R did not have a significant effect on the Company's consolidated financial condition or results of operations.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2006


                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $7.0 million in 2006 and unrealized appreciation, net of tax, of $3.2 million in 2005. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.



                                       First Quarter 2006               First Quarter 2005
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------   -------    -----    ----------   -------    -----      ------    -------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      727   $     7     3.96%   $      858   $     7     3.37%          -         (5)         5
Gov't Sponsored Enterprises         770,746     9,976     5.18%      516,990     6,870     5.32       3,106      4,322     (1,216)
Mortgage-backed securities
  and collateralized
  mortgage obligations              197,702     2,294     4.64%      194,947     2,233     4.58%         61         32         29
States and political
  subdivisions                      117,924     2,073     7.03%      147,001     2,843     7.74%       (770)      (526)      (244)
Other                                11,925       239     8.09%       14,319       135     3.78%        104       (145)       249
                                 ----------   -------    -----    ----------   -------    -----      ------    -------     ------
    Total securities
      available for sale          1,099,024    14,589     5.31%      874,115    12,088     5.53%      2,501      3,678     (1,177)

Federal funds sold and other
 short-term Investments             224,920     2,492     4.48%      629,237     3,803     2.45%     (1,311)   (11,731)    10,420

Commercial Loans                    218,477     4,073     7.47%      197,988     3,465     7.01%        608        372        236
Residential mortgage loans        1,078,655    16,688     6.19%      849,184    13,645     6.43%      3,043      6,255     (3,212)
Home equity lines of credit         193,413     3,412     7.15%      192,128     2,522     5.32%        890         17        873
Installment loans                     5,322       189    14.42%       12,253       358    11.83%       (169)      (276)       107
                                 ----------   -------    -----    ----------   -------    -----      ------    -------     ------
Loans, net of unearned income     1,495,867    24,362     6.53%    1,251,553    19,990     6.40%      4,372      6,368     (1,996)

  Total interest
    earning assets                2,819,811    41,443     5.89%    2,754,905    35,881     5.22%      5,562     (1,685)     7,247
                                              -------    -----                 -------    -----      ------    -------     ------
Allowance for loan losses           (44,529)                         (48,883)
Cash & non-interest
  earning assets                    123,060                          136,290
                                 ----------                       ----------

Total assets                     $2,898,342                       $2,842,312
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  294,506       284     0.39%   $  323,972       387     0.48%       (103)       (34)       (69)
Money market accounts               202,855     1,840     3.68%      147,278       440     1.21%      1,400        218      1,182
Savings                             718,844     2,366     1.34%      818,542     1,714     0.85%        652       (175)       827
Time deposits                     1,095,128     9,929     3.68%      989,442     7,089     2.91%      2,840        817      2,023
                                 ----------   -------    -----    ----------   -------    -----      ------    -------     ------
  Total interest
    bearing deposits              2,311,333    14,419     2.53%    2,279,234     9,630     1.71%      4,789        826      3,963
Short-term borrowings                91,752       778     3.44%       82,462       394     1.94%        384         49        335
Long-term debt                           82         1     5.29%          109         1     5.29%          -          -          -
                                 ----------   -------    -----    ----------   -------    -----      ------    -------     ------
    Total Interest
      Bearing Liabilities         2,403,167    15,198     2.56%    2,361,805    10,025     1.72%      5,173        875      4,298
                                              -------                          -------               ------    -------     ------
Demand deposits                     241,903                          226,403
Other liabilities                    28,242                           25,566
Shareholders' equity                225,030                          228,538
                                 ----------                       ----------

Total liab. &
  shareholders' equity           $2,898,342                       $2,842,312
                                 ==========                       ==========
Net Interest Income                            26,245                           25,856                  389     (2,560)     2,949
                                              -------                          -------               ------    -------     ------
Net Interest Spread                                       3.33%                            3.50%

Net Interest margin
  (net interest income
  to total interest
  earning assets)                                         3.70%                            3.75%

Tax equivalent adjustment                        (734)                            (996)
                                              -------                          -------

  Net Interest Income
    per book                                   25,511                           24,860
                                              =======                          =======


Item 3. Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2005 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months ended March 31, 2006, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the average balance of federal funds sold and other short-term investments has decreased to $224.9 million in 2006 from $629.2 million in 2005. As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the second quarter. The Company believes there was no significant change to its interest rate risk during the first quarter of 2006.


Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 ("Exchange Act")) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon this evaluation of those disclosure controls and procedures, the Chief Executive and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II

OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 1A. Risk Factors

         There are no material changes to the Company's risk factors as discussed in the Annual Report on Form 10K for the year ended December 31, 2005.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                                         Total Number of              Maximum Number of
                                                                     Shares Purchased as Part       Shares that May Yet Be
                           Total Number of       Average Price        of Publicly Announced          Purchased Under the
  Period                  Shares Purchased       Paid per Share          Plans or Programs            Plans or Programs

 January 1 - January 31         30,000               $12.58                     0                            N/A

February 1 - February 28       125,765               $12.56                     0                            N/A

   March 1 - March 31                -                    -                     0                            N/A

         Total                 155,765               $12.57                     0                            N/A


All 155,765 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submissions of Matters to Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


Reg S-K (Item 601)
Exhibit No.                        Description
---------------------------------------------------------------------
  31(a)           Rule 13a-15(e)/15d-15(e) Certification of Robert J.
                  McCormick, principal executive officer.

  31(b)           Rule 13a-15(e)/15d-15(e) Certification of Robert T.
                  Cushing, principal financial officer.

  32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


(b) Reports on Form 8-K

During the quarter ended March 31, 2006, TrustCo filed the following reports on Form 8-K:

January 4, 2006, regarding a press release dated January 3, 2006, concerning TrustCo's Tender Offer for obtaining control of Ballston Spa Bancorp, Inc.

January 10, 2006, regarding a press release dated January 10, 2006, announcing the expiration of the Tender Offer for obtaining control of Ballston Spa Bancorp, Inc.

January 17, 2006, regarding a press release dated January 17, 2006, detailing 2005 fourth quarter and full year financial results.

February 21, 2006, regarding a press release dated February 21, 2006, declaring a cash dividend of $0.16 per share payable on April 3, 2006, to shareholders of record at the close of business on March 3, 2006.

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


                                    TrustCo Bank Corp NY


                                    By: /s/ Robert J. McCormick
                                    ---------------------------
                                    Robert J. McCormick
                                    President
                                    and Chief Executive Officer


                                    By: /s/ Robert T. Cushing
                                    ---------------------------
                                    Robert T. Cushing
                                    Executive Vice President
                                    and Chief Financial Officer





Date: May 5, 2006

                                Exhibits Index


Reg S-K
Exhibit No.                        Description
----------------------------------------------------------------------------
  31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

  31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

  32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.