Form 10-Q
period 2006-06-30
TRUSTCO BANK CORP N Y
filed 2006-08-08
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended           Commission File Number 0-10592
                June 30, 2006

                             TRUSTCO BANK CORP NY
            (Exact name of registrant as specified in its charter)

        NEW YORK                                                  4-1630287
        State or other jurisdiction                                 (I.R.S.
        of incorporation or organization)       Employer Identification No.)

                5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK  12302
              (Address of principal executive offices)(Zip Code)

     Registrant's telephone number, including area code: (518) 377-3311

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (x)   Accelerated filer ( )   Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                ( )Yes   (x) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Number of Shares Outstanding
           Class of Common Stock                      as of August 1, 2006
        ---------------------------                  ----------------------
               $1 Par Value                                75,024,213

                             TrustCo Bank Corp NY
                                    INDEX

Part I.   FINANCIAL INFORMATION                                       PAGE NO.
-------   ---------------------                                       --------
Item 1.   Interim Financial Statements (Unaudited):                   1
          Consolidated Statements of Income for the Three
          Months and Six Months Ended June 30, 2006
          and 2005

          Consolidated Statements of Financial Condition              2
          as of June 30, 2006 and December 31, 2005

          Consolidated Statements of Cash Flows for the               3 - 4
          Six Months Ended June 30, 2006 and 2005

          Notes to Consolidated Interim Financial Statements          5 - 12

          Report of Independent Registered Public Accounting Firm     13

Item 2.   Management's Discussion and Analysis of                     14 - 27
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About              28
          Market Risk

Item 4.   Controls and Procedures                                     28 - 29


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           30

Item 1A.  Risk Factors                                                30

Item 2.   Unregistered Sales of Equity Securities and Use             31
          of Proceeds

Item 3.   Defaults Upon Senior Securities                             31

Item 4.   Submissions of Matters to a Vote of Security Holders        31 - 32

Item 5.   Other Information                                           32

Item 6.   Exhibits and Reports on Form 8-K                            33


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)


                                                              3 Months Ended                      6 Months Ended
                                                                  June 30,                           June 30,
                                                            2006             2005              2006             2005
                                                      ----------           ------            ------           ------

   Interest and dividend income:
    Interest and fees on loans                        $   25,470           20,988            49,821           40,970
    Interest on U.S. Treasuries and agencies              10,419            8,462            20,402           15,339
    Interest on states and political
     subdivisions                                          1,450            1,634             2,813            3,489
    Interest on mortgage-backed securities
     and collateralized mortgage obligations               2,231            2,468             4,525            4,701
    Interest and dividends on other securities               101              267               327              402
    Interest on federal funds sold and
     other short term investments                          2,271            3,197             4,763            7,000
                                                      --------------------------------------------------------------
       Total interest income                              41,942           37,016            82,651           71,901
                                                      --------------------------------------------------------------

   Interest expense:
    Interest on deposits:
       Interest-bearing checking                             360              380               644              767
       Savings                                             2,732            1,493             5,098            3,207
       Money market deposit accounts                       2,415              571             4,256            1,011
       Time deposits                                      10,549            7,443            20,477           14,532
    Interest on short-term borrowings                        961              419             1,739              813
    Interest on long-term debt                                 1                2                 2                3
                                                      --------------------------------------------------------------
      Total interest expense                              17,018           10,308            32,216           20,333
                                                      --------------------------------------------------------------

      Net interest income                                 24,924           26,708            50,435           51,568
   Provision (credit) for loan losses                     (1,775)          (1,580)           (3,575)          (3,080)
                                                      --------------------------------------------------------------
      Net interest income after provision
       (credit)for loan losses                            26,699           28,288            54,010           54,648
                                                      --------------------------------------------------------------

   Noninterest income:
    Trust department income                                1,469            1,555             2,707            2,956
    Fees for other services to customers                   2,076            2,164             4,007            3,977
    Net (loss) gain on securities transactions                --            1,255              (288)           4,907
    Other                                                    372            1,310               796            2,084
                                                      --------------------------------------------------------------
     Total noninterest income                              3,917            6,284             7,222           13,924
                                                      --------------------------------------------------------------

   Noninterest expenses:
    Salaries and employee benefits                         4,425            4,547             9,386            9,315
    Net occupancy expense                                  1,879            1,905             3,853            3,755
    Equipment expense                                        693              609             1,434            1,256
    Professional services                                    852              980             1,676            1,776
    Outsourced Services                                    1,058              978             2,109            2,163
    Other real estate expenses / (income)                     12              (62)                2             (394)
    Other                                                  3,067            2,650             5,451            4,968
                                                      --------------------------------------------------------------
     Total noninterest expenses                           11,986           11,607            23,911           22,839
                                                      --------------------------------------------------------------

      Income before taxes                                 18,630           22,965            37,321           45,733
   Income taxes                                            6,206            7,980            12,531           15,841
                                                      --------------------------------------------------------------

       Net income                                     $   12,424           14,985            24,790           29,892
                                                      ==============================================================

Net income per Common Share:
       - Basic                                        $    0.166            0.200             0.331            0.399
                                                      ==============================================================

       - Diluted                                      $    0.165            0.199             0.330            0.396
                                                      ==============================================================


See accompanying notes to unaudited consolidated interim financial statements.

                            TRUSTCO BANK CORP NY
          Consolidated Statements of Financial Condition (Unaudited)
                (dollars in thousands, except per share data)


                                                         06/30/06            12/31/05
                                                      -----------          ----------

 ASSETS:
 Cash and due from banks                              $    43,561              55,667

 Federal funds sold and other
  short term investments                                  171,708             257,196
                                                      -----------          ----------
   Total cash and cash equivalents                        215,269             312,863

 Securities available for sale:
  U. S. Treasuries and agencies                           763,347             743,763
  States and political subdivisions                       133,746             118,950
  Mortgage-backed securities and collateralized
   mortgage obligations                                   180,278             200,963
  Other                                                    12,876              20,400
                                                      -----------          ----------
   Total securities available for sale                  1,090,247           1,084,076
                                                      -----------          ----------

 Loans:
  Commercial                                              227,433             214,750
  Residential mortgage loans                            1,152,191           1,057,937
  Home equity line of credit                              224,481             192,291
  Installment loans                                         5,781               5,741
                                                      -----------          ----------

   Total loans                                          1,609,886           1,470,719
                                                      -----------          ----------
 Less:
  Allowance for loan losses                                42,370              45,377
                                                      -----------          ----------
  Net loans                                             1,567,516           1,425,342

 Bank premises and equipment                               22,669              21,734
 Other assets                                              72,088              68,744
                                                      -----------          ----------

    Total assets                                      $ 2,967,789           2,912,759
                                                      ===========          ==========

 LIABILITIES:
 Deposits:
  Demand                                              $   249,686             251,012
  Interest-bearing checking                               290,239             309,668
  Savings accounts                                        715,540             725,336
  Money market deposit accounts                           266,181             190,560
  Certificates of deposit (in denominations
   of $100,000 or more)                                   234,608             225,611
  Time deposits                                           875,437             860,300
                                                      -----------          ----------
   Total deposits                                       2,631,691           2,562,487

 Short-term borrowings                                     90,599              87,935
 Long-term debt                                                73                  87
 Accrued expenses and other liabilities                    31,266              33,589
                                                      -----------          ----------

   Total liabilities                                    2,753,629           2,684,098
                                                       ----------          ----------

 SHAREHOLDERS' EQUITY:
 Capital stock par value $1; 150,000,000 and
   100,000,000 shares authorized and 82,140,847
   and 82,119,360 shares issued at June 30, 2006
   and December 31, 2005, respectively                     82,141              82,120
 Surplus                                                  118,688             117,770
 Undivided profits                                        104,169             103,315
 Accumulated other comprehensive income:
   Net unrealized gain on securities
   available for sale                                     (21,725)             (6,054)
 Treasury stock at cost - 7,312,815 and
   7,343,783 shares at June 30, 2006 and
   December 31, 2005, respectively                        (69,113)            (68,490)
                                                      -----------          ----------

   Total shareholders' equity                             214,160             228,661
                                                      -----------          ----------

   Total liabilities and shareholders' equity         $ 2,967,789           2,912,759
                                                      ===========          ==========



 See accompanying notes to unaudited consolidated interim financial statements.

                         TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                         (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED JUNE 30,
                                                         2006            2005
                                                      --------        --------

Cash flows from operating activities:

Net income                                              24,790          29,892

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          1,286           1,285
  Gain on sale of other real estate owned                  (34)           (446)
  Credit for loan losses                                (3,575)         (3,080)
  Deferred tax expense                                   1,017           3,404
  Gain on sale of premises and equipment                   (29)           (595)
  Net loss (gain) on sale of securities
   available for sale                                      288          (4,907)
  Decrease in taxes receivable                          10,080           9,784
  Increase in interest receivable                       (1,576)         (1,858)
  Increase in interest payable                             122              10
  Increase in other assets                              (2,362)         (5,308)
  Decrease in accrued expenses and
   other liabilities                                    (2,445)         (1,302)
                                                      ------------------------

    Total adjustments                                    2,772          (3,013)
                                                      ------------------------

Net cash provided by operating activities               27,562          26,879
                                                      ------------------------

Cash flows from investing activities:
  Proceeds from sales and calls of securities
   available for sale                                   51,725         165,194
  Purchase of securities available for sale            (94,922)       (357,606)
  Proceeds from maturities of securities
   available for sale                                   10,594             594
  Net increase in loans                               (138,652)        (92,225)
  Proceeds from dispositions of real estate owned           57             446
  Proceeds from dispositions of bank premises
   and equipment                                            73           2,226
  Purchases of bank premises and equipment              (2,265)         (1,572)
                                                      ------------------------

    Net cash used in investing activities             (173,390)       (282,943)
                                                      ------------------------


Cash flows from financing activities:
  Net increase/(decrease) in deposits                   69,204         (39,256)
  Increase in short-term borrowings                      2,664           6,425
  Repayment of long-term debt                              (14)            (14)
  Proceeds from exercise of stock options                  531           2,324
  Proceeds from sale of treasury stock                   4,740           6,139
  Purchase of treasury stock                            (4,955)         (7,320)
  Dividends paid                                       (23,936)        (22,420)
                                                      ------------------------

    Net cash provided by/(used in)
     financing activities                               48,234         (54,122)
                                                      ------------------------

Net decrease in cash and cash equivalents              (97,594)       (310,186)

Cash and cash equivalents at beginning of period       312,863         696,430
                                                      ------------------------

Cash and cash equivalents at end of period             215,269         386,244
                                                      ========================

See accompanying notes to unaudited consolidated interim financial statements. (Continued)

                          TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                         (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
SIX MONTHS ENDED JUNE 30,

                                                          2006            2005
                                                       -------         -------

  Interest paid                                         32,094          20,323
  Increase in due to broker, net                            --          40,607
  Income taxes paid                                      2,522           4,469
  Transfer of loans to real estate owned                    53              --
  Increase in dividends payable                             --              87
  Change in unrealized loss on securities
   available for sale-gross of deferred taxes          (26,144)           (229)
  Change in deferred tax effect on unrealized
   loss on securities available for sale                10,473              98

See accompanying notes to unaudited consolidated interim financial statements

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1.      Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY ("TrustCo" or "Company") include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.
Prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three months and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2005 Annual Report to Shareholders on Form 10K.


2.      Earnings Per Share

A reconciliation of the component parts of earnings per share for the three and six month periods ended June 30, 2006 and 2005 follows:



                                                               Weighted Average
(In thousands,                                   Net                Shares            Per Share
except per share data)                          Income           Outstanding           Amounts
                                           ----------------   ------------------   --------------

For the quarter ended June 30, 2006:

Basic EPS:
   Net income availble to
   Common shareholders                     $  12,424               74,894              $0.166

Effect of Dilutive Securities:
   Stock options                                  --                  218               (.001)

                                           ----------------   ------------------   --------------
Diluted EPS                                $  12,424               75,112              $0.165
                                           ================   ==================   ==============


For six months ended
 June 30, 2006:

Basic EPS:
   Net income availble to
   Common shareholders                     $  24,790               74,883              $0.331

Effect of Dilutive Securities:
   Stock options                                  --                  305               (.001)

                                           ----------------   ------------------   --------------
Diluted EPS                                $  24,790               75,188              $0.330
                                           ================   ==================   ==============




                                                               Weighted Average
(In thousands,                                    Net              Shares             Per Share
except per share data)                          Income           Outstanding           Amounts
                                           ----------------   ------------------   --------------

For the quarter ended June 30, 2005:


Basic EPS:
 Net income available to
 Common shareholders                       $  14,985                75,056              $0.200

Effect of Dilutive Securities:
 Stock options                                    --                   313              (0.001)
                                           ----------------   ------------------   --------------
Diluted EPS                                $  14,985                75,369              $0.199
                                           ================   ==================   ==============


For six months ended June 30, 2005:

Basic EPS:
   Net income available to
   Common shareholders                     $  29,892                74,972              $0.399

Effect of Dilutive Securities:
   Stock options                                  --                   457              (0.003)

                                           ----------------   ------------------   -------------
Diluted EPS                                $  29,892                75,429              $0.396
                                           ================   ==================   ==============


There were approximately 1.9 million and 668 thousand stock options which, if included, would have been antidilutive in the calculation of average shares outstanding as of June 30, 2006 and 2005, respectively and were therefore excluded from the earnings per share calculations.


3.      Stock Option Plans

The Company has stock option plans for officers and directors. Effective January 1, 2006 the Company adopted the provisions of FASB Statement No. 123R ("Statement 123R") using the modified prospective method. Previously the Company had adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure" ("Statement 148").

The Company's stock option plans were previously accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issured to Employees" ("APB Opinion 25") and as such, no compensation expense was ordinarily recorded for these plans.

In the fourth quarter of 2005 the Board of Director's of the Company approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock. These options were previously awarded to executive officers and employees under the 1995 and 2004 Stock Option Plans. The acceleration of vesting was done in anticipation of the adoption of Statement 123R. By accelerating the vesting of these options the Company estimated that approximately $1.3 million of future compensation expense, net of tax, would be eliminated.

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

The accelerated options included 749,500 options held by executive officers and 132,600 options held by other employees. Based upon the Company's closing stock price of $12.76 per share on the date of accelerated vesting, certain of the options were below and others above the closing market price as follows:

         Grant              Accelerated         Exercise
         Date              Vesting Shares        Price
         ----              --------------       --------
         2005                  411,200           $12.15
         2004                  394,500           $13.55
         2002                   76,400           $11.83
                              --------
                               882,100
                              ========


The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in the Company's income statement in future periods upon the adoption of FASB Statement No. 123R.

Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the three and six months ended June 30, 2005 would have been as follows: (dollars in thousands except per share data)


                                   Three Months Ended          Six Months Ended
                                     June 30, 2005              June 30, 2005
                                   ------------------         -----------------
  Net income:
      As reported                        $14,985                      $29,892
  Deduct: total stock-based
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  related tax effects                       (191)                        (382)
                                         -------                      -------
      Pro forma net income               $14,794                      $29,510
                                         =======                      =======


 Earnings per share:
      Basic - as reported                   .200                         .399
      Basic - pro forma                     .197                         .394

      Diluted - as reported                 .199                         .396
      Diluted - pro forma                   .196                         .391

The weighted average fair value of each option as of the grant date, estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 was as follows for options granted in the year indicated.
No options were granted in the first two quarters of 2006.

                                    Employees'             Directors'
                                      Plan                   Plan
                                   ------------            ----------
2005                                 $1.675                  1.480

The following assumptions were utilized in the calculation of the fair value of the options under Statement 123:

                                    Employees'             Directors'
                                      Plan                    Plan
                                   ------------            ----------
Expected dividend yield: 2005          4.95%                  4.95

Risk-free interest rate: 2005          3.91                   3.76

Expected volatility rate: 2005        21.25                  19.76

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

Under each of these plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options generally vest over five years from the date the options are granted for the employees plans and they are immediately vested under the directors' plan. A summary of the status of TrustCo's stock option plans as of June 30, 2006, and changes during the quarter ended, are as follows:


                                                  Outstanding                      Exercisable
                                                      Options                          Options
                                                     Weighted                         Weighted
                                                      Average                          Average
                                                       Option                           Option
                                     Shares             Price           Shares           Price
                                -----------       -----------        ---------     -----------

Balance, January 1, 2006          4,178,049       $     10.85        4,178,049     $     10.85
Exercised Options - 2006            (86,204)             6.16          (86,204)           6.16
Cancelled Options - 2006            (26,250)            12.86          (26,250)          12.86
                                --------------------------------------------------------------

Balance June 30, 2006             4,065,595       $     10.94        4,065,595     $     10.94
                                ==============================================================


The total intrinsic value of stock options exercised during the first six months of 2006 and 2005 was approximately $468 thousand and $3.0 million, respectively. The shares used for the 2006 and 2005 stock option exercises were issued from previously unissued shares as well as treasury shares.

The following table summarizes information about total stock options outstanding and exercisable at June 30, 2006:

                                                 Weighted
                                                  Average             Weighted
Range of                     Options            Remaining              Average
Exercise                 Outstanding          Contractual             Exercise
Price                and Exercisable                 Life                Price
--------             ---------------          -----------             --------

Less than
 $7.50                        22,005            1.8 years               $5.94

Between $7.51
 and $10.00                2,125,340            4.7 years                9.58

Greater than
 $10.00                    1,918,250            8.5 years               12.50
                           ---------            ---------              ------

Total                      4,065,595            6.5 years              $10.94
                           ---------            ---------              ------

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 was approximately $3.2 million.

The Company awarded 2.7 million performance bonus units to the executive officers and directors. These units become vested and exercisable only under a change of control as defined in the plan. The units were awarded based upon the stock price at the time of grant and, if exercised under a change of control, allow the holder to receive the increase in value offered in the exchange over the stock price at the date of grant for each unit.

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

Comprehensive income for the three month periods ended June 30, 2006 and 2005 was $4.4 million and $21.0 million, respectively, and $9.1 million and $29.8 million for the six month periods ended June 30, 2006 and 2005, respectively The following summarizes the components of other comprehensive income (loss):

                                                      (dollars in thousands)
                                                    Three months ended June 30
                                                         2006            2005
                                                     --------          ------
  Unrealized holding gains (losses) arising
  during period, net of tax (pre-tax loss
  of $13,394 for 2006 and pre-tax gain of
  $11,328 for 2005)                                   $(8,005)          6,816

  Reclassification adjustment for net gain
  realized in net income during the period,
  net of tax (pre-tax gain of $1,255
  for 2005)                                                --            (755)
                                                     --------          ------

  Other comprehensive income (loss)                   $(8,005)          6,061
                                                     ========          ======


                                                     (dollars in thousands)
                                                     Six months ended June 30
                                                         2006            2005
                                                     --------          ------
  Unrealized holding gains (losses) arising
  during period, net of tax (pre-tax loss
  of $26,433 for 2006 and pre-tax gain of
  $4,678 for 2005)                                   $(15,844)          2,820

  Reclassification adjustment for net gain
  (loss) realized in net income during the
  period, net of tax (pre-tax loss of $288
  for 2006 and pre-tax gain of $4,907
  for 2005)                                               171          (2,952)
                                                     --------          ------

  Other comprehensive loss                           $(15,673)           (132)
                                                     ========          ======

5.      Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three month and six month periods ended
June 30, 2006 and 2005 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense/(Benefit) for the three months ended
June 30,

                                                                 Other
                                 Pension Benefits       Postretirement Benefits
                                  2006      2005           2006           2005
                                 -----     -----          -----          -----

Service cost                     $ 198       194              9            13

Interest cost                      382       371             18            23

Expected return on
  plan assets                     (448)     (440)          (102)         (101)

Amortization of
  prior service cost                26        26           (114)         (134)

Curtailment gain, net             (362)       --             --            --

                                 -----     -----          -----         -----
Net periodic expense/(benefit)   $(204)      151           (189)         (199)
                                 =====     =====          =====         =====


Components of Net Periodic Expense/(Benefit) for the six months ended June 30,

                                                                  Other
                                 Pension Benefits       Postretirement Benefits
                                  2006      2005           2006          2005
                                 -----     -----          -----          -----

Service cost                     $ 389       402             18            19

Interest cost                      770       759             36            36

Expected return on
  plan assets                     (896)     (903)          (204)         (202)

Amortization of
  prior service cost                53        53           (228)         (259)

Curtailment gain, net             (362)       --             --            --

                                 -----     -----          -----         -----
Net periodic expense/(benefit)   $ (46)      311           (378)         (406)
                                 =====     =====          =====         =====


Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2006. As of June 30, 2006, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2006.

In June 2006, the Company recorded a $362 thousand non-cash curtailment adjustment in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing the defined benefit pension plan, using actuarial assumptions consistent with those used at December 31, 2005 and updated to June 30, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services.

6.      Impact of Changes in Accounting Standards

In 2004, the FASB issued a statement to revise Statement of Financial Accounting Standards ("SFAS") No. 123 and SFAS No. 95, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of transition on January 1, 2006. Under this method, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service period had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. See
Note 3, Stock Option Plans, for pro-forma earnings per share for stock-based compensation and information on the acceleration of vesting periods that occurred in 2005. The adoption of SFAS No. 123R did not have a significant effect on the Company's consolidated financial condition or results of operations.

In July, 2006 the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.


7.      Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.3 million at June 30, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2006 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2006, the related consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ KPMG LLP
----------------
KPMG LLP

Albany, New York
August 4, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and six month periods ended June 30, 2006, with comparisons to 2005 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2005 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current periods' presentation.


Forward-looking Statements

Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2006 and 2005.


Overview

TrustCo recorded net income of $12.4 million, or $0.165 of diluted earnings per share for the three months ended June 30, 2006, as compared to net income of $15.0 million or $0.199 of diluted earnings per share in the same period in 2005. For the six month period ended June 30, 2006, TrustCo recorded net income of $24.8 million, or $0.330 of diluted earnings per share, as compared to $29.9 million, or $0.396 of diluted earnings per share for the comparable period in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

The primary factors accounting for the year to date changes were:

- A $88.9 million increase in the average balance of interest earning assets from $2.76 billion for the six-month period Ended June 30, 2005 to $2.85 billion for the six-month period Ended June 30, 2006,

-    A decrease in net interest margin from 3.87% for 2005 to 3.63% for 2006,

- An increase in the recapture of the provision for loan losses from $3.1 million in 2005 to $3.6 million in 2006,

- A decrease in total noninterest income from $13.9 million in 2005 to $7.2 million in 2006. Within this category, securities transactions resulted in $4.9 million of net gains in 2005 compared to $288 thousand of net losses in 2006, and,

- An increase in total noninterest expense from $22.8 million for the six months ended June 30, 2005 to $23.9 million for the comparable period in 2006.


Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the second quarter and first six months of 2006 compared to the comparable periods in 2005 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2005 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year
2005 compared to 2004. Most of the same market factors discussed in the 2005 Annual Report also had a significant impact on the quarterly and year to date 2006 results.
TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans. The absolute level of interest rates, changes in rates and customers' expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased from 2.25% at January 1, 2005 to

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

3.25% by June 30, 2005 and to 4.25% by year end 2005. For 2006 the federal funds rate has increased from the 4.25% at the beginning of the year to 5.25% as of June 30, 2006. These changes resulted in increases of 100 basis points for the first six months of 2005 and another 100 basis points during the first six months of 2006.

Over the same time period, for comparison purposes, the 10 year treasury rate decreased from 4.21% at January 1, 2005 to 3.91% at June 30, 2005. For 2006 the 10 year treasury rate began the year at 4.36% and increased 78 basis points to 5.14% by June 30, 2006.

The Federal Reserve has indicated their intention to continue to monitor economic expansion and inflation in the United States economy which may require additional changes to the federal funds target rate during the remainder of 2006.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury and rates established by secondary market participants. The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at market value. Generally as interest rates increase the market value of the securities available for sale portfolio will decrease.

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

For the second quarter of 2006 the net interest margin decreased to 3.56% from 3.98% for the second quarter of 2005. The quarterly results reflect the following significant factors:

- The average balance of securities available for sale increased by $104.3 million and the average yield decreased to 5.30%.

- The average balance of federal funds sold and other short term investments decreased by $260.7 million and the average yield increased 203 basis points to 4.90%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

- The loan portfolio grew by $268.3 million to $1.57 billion and the average yield increased 3 basis points to 6.50%.

- The average balance of interest bearing liabilities (primarily deposit accounts) increased $100.9 million and the average yield increased 102 basis points to 2.78%.

These changes resulted in a net interest margin decrease of 42 basis points from 3.98% for the second quarter of 2005 to 3.56% for the comparable period in 2006.

During the second quarter of 2006 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to increase. The TrustCo residential real estate loan product is very competitive compared to local and national competitors.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in a portion of the increase in the deposit costs.


Earning Assets

The total average balance of interest earning assets increased from $2.77 billion for the second quarter of 2005 to $2.88 billion for the second quarter of 2006 with an average yield of 5.48% in 2005 and 5.93% in 2006. Income on earning assets increased during this same time-period from $37.9 million in 2005 to $42.7 million in 2006.

For the six month period ended June 30, 2006, the average balance of interest earning assets was $2.85 billion, an increase of $88.9 million from the comparable period in 2005 of $2.76 billion. The average yield on interest earning assets was 5.35% for 2005, compared to 5.91% in 2006. The increase in the average balance of earning assets and the increase in the yield earned on these assets, resulted in an increase in interest income of $10.4 million to $84.2 million for the six months of 2006, compared to $73.8 million for the six months to 2005.


Loans

The average balance of loans for the second quarter was $1.30 billion in 2005 and $1.57 billion in 2006. The yield on loans increased from 6.47% in 2005 to 6.50% in 2006. The combination of the increased average balances and the higher rates resulted in an increase in the interest income on loans by $4.5 million.

For the six-month period ended June 30, 2006, the average balance in the loan portfolio was $1.53 billion compared to $1.28 billion for the comparable period in 2005. The average yield increased from 6.44% in 2005 to 6.52% in 2006. The increase in the average balance of loans outstanding and the impact of the increase in the yield resulted in total interest income of $49.8 million in 2006 compared to $41.0 million in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

TrustCo actively markets the residential loan products (which includes residential real estate and, home equity credit loans) within its market territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in portfolio and does not sell them into the secondary markets.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and increases in interest rates. Consequently, the significant amount of refinancing that occurred during 2003 and early 2004 may be completed with only residual effects into 2006. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

The impact of the increase in the benchmark interest rate indices (prime rate, federal funds, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The yields earned for the first six months of 2006 were 39 basis points, and 141 basis points, respectively, greater than in the first six months of 2005.


Securities Available for Sale

During the second quarter of 2006, the average balance of securities available for sale was $1.13 billion with a yield of 5.30%, compared to $1.02 billion for the second quarter of 2005 with a yield of 5.35%. The combination of the increase in average balance and the decrease in the average yield caused an increase in interest income on securities available for sale of approximately $1.3 million between the second quarter of 2006 and 2005.

The six-month results reflect similar trends. The total average balance of securities available for sale during the six months of 2005 was $949.9 million with an average yield of 5.43% compared to an average balance for 2006 of $1.11 billion with a yield of 5.31%.

The largest increase in the securities available for sale portfolio was within the category of Government Sponsored Enterprises which are debt instruments issued by FNMA, Freddie Mac and the Federal Home Loan Bank. The increase was $136.3 million in the average balance between the second quarter of 2006 and 2005. During 2005 and 2006 the Company increased its investment in these instruments as a means of deploying excess liquidity that had been invested in federal funds sold and other short term investments. The yield on interest earning assets was postively affected by these steps

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

because the rates earned on these investments were greater than the rates earned on the Federal Funds and other short term investments portfolio.

For 2006 the long term interest rates as reflected by the 10 year Treasury have increased over the levels for 2005. The securities available for sale portfolio is reflected at fair value and therefore these investments reflected unrecognized depreciation of $36.1 million. The Company has the ability and intent to hold these securities to maturity or to the point that the unrealized loss reverses. None of the depreciation in the value of this portfolio reflects a deterioration of the credit worthiness of the issuers or a concern as to the eventual repayment of all amounts due.


Federal Funds Sold and Other Short-term Investments

During the second quarter of 2006 the average balance of federal funds sold and other short-term investments was $185.8 million with a yield of 4.90%, compared to the average balance for the three month period ended June 30, 2005 of $446.5 million with an average yield of 2.87%. The $260.7 million decrease in the average balance, offset by the 203 basis points increase in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $2.3 million for 2006 compared to $3.2 million for 2005.

During the six-month period ended June 30, 2006, the average balance of federal funds sold and other short-term investments was $205.6 million with a yield of 4.66% compared to an average balance of $537.4 million in 2005 with an average yield of 2.63%.

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

During the second quarter, total average interest bearing liabilities were $2.46 billion for 2006 and $2.35 billion for 2005. The rate paid on total interest bearing liabilities was 2.78% for the second quarter of 2006 and 1.76% for the second quarter of 2005. Total interest expense for the second quarter increased approximately $6.7 million to $17.0 million for 2006 compared to $10.3 million for 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

Total interest-bearing liabilities were $2.43 billion for the six-month periods ended June 30, 2006 and $2.36 billion for 2005. The rate paid on total interest bearing liabilities was 2.67% for 2006 and 1.74% for 2005 and total interest expense was $32.2 million in 2006 and $20.3 million in 2005.

Demand deposit average balances increased $13.9 million for the second quarter of 2006 compared to the second quarter of 2005. Demand deposits averaged $233.1 million in the second quarter of 2005 and $247.0 million in 2006. On a year to date basis, average demand deposits were $229.8 million in 2005 compared to $244.5 million in 2005.

Interest bearing deposit balances have increased from an average of $2.28 billion for the first six months of 2005 to $2.33 billion for 2006. The increase in overall deposits noted for the six months of 2006 compared to 2005 were the result of increases in the money market account of $76.3 million and time deposits of $108.9 million offset by reductions in savings accounts of $96.0 million and interest bearing checking accounts of $31.4 million. Similar trends were also noted for the second quarter of 2006 compared to 2005. TrustCo has experienced a deposit inflow primarily as a result of customers moving funds back into the banking system from the stock and bond market and from TrustCo's new branch openings. Also customers are moving balances to higher yielding deposit accounts and away from the savings and interest bearing checking accounts.

Short-term borrowings for the quarter averaged $99.2 million in 2006 compared to $81.5 million in 2005. The average rate paid on these borrowings increased during this time period from 2.06% to 3.88% for the second quarter of 2006. On a year to date basis, short term borrowings averaged $95.5 million for the six months ended June 30, 2006 compared to $82.0 million for the comparable period in 2005. The average rate paid on these borrowings was 3.67% for the six months of 2006 and 2.00% for 2005.


Net Interest Income

Taxable equivalent net interest income decreased by $1.9 million to $25.7 million for the second quarter of 2006. The net interest spread decreased 57 basis points between 2005 and 2006 and the net interest margin decreased by 42 basis points.

Taxable equivalent net interest income for the first six months of 2006 was $51.9 million, a decrease of approximately $1.5 million over the $53.5 million for the first six months of 2005. Net interest spread decreased 37 basis points to 3.24% and net interest margin decreased by 24 basis points to 3.63 for the six-month period ended June 30, 2006.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and loans restructured. The following describes the nonperforming assets of TrustCo as of June 30, 2006.


Nonperforming loans: Total nonperforming loans were $5.1 million at June 30, 2006, an increase from the $3.0 million of nonperforming loans at June 30, 2005. There were $3.7 million of nonaccrual loans at June 30, 2006 and $1.0 million at June 30, 2005. Restructured loans were $1.4 million at June 30, 2006 compared to $2.0 million at June 30, 2005. There were $9 thousand of loans past due three payments or more and still accruing interest at June 30, 2006 and none at June 30, 2005.

While non accruing loans have increased, as noted above, these loans are residential real estate loans which are generally placed on non-accrual status at 3 payments past due, and are generally considered to be reasonably well secured.

All of the nonperforming loans at June 30, 2006 and 2005 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

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

Total impaired loans at June 30, 2006 of $1.4 million consisted of restructured retail loans. During the first six months of 2006, there were no commercial loan chargeoffs, $64 thousand of consumer loan chargeoffs and $1.0 million of residential mortgage loan chargeoffs as compared with $379 thousand of commercial loan chargeoffs, $159 thousand of consumer loan chargeoffs and $650 thousand of residential mortgage loan chargeoffs in the first half of 2005. Recoveries during the first six months were $1.6 million in 2006 and $2.9 million in 2005.

Though the economic climate in the Upstate New York area has suffered over the last several years, resulting in moderate levels of bankruptcies and relatively flat real estate

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

prices, overall economic trends in the last two years have been improving. As noted previously, bankruptcies in the Capital District area have lagged statewide trends and general housing prices have continued to increase. These positive trends have helped marginal credits better manage their debt load.
The Company's net loan chargeoff (recovery) experience has been significantly improving in recent years and was in a net loan recovery position in 2004 and 2005 and continues to be in a net loan recovery position on a year to date and quarter to date basis in 2006. This positive trend is consistent with the positive trends the Company has noted in general economic conditions in the Company's market areas. Consideration of net loan chargeoff (recovery) experience is factored into the Company's estimation of the required level of the allowance for loan losses and the provision (credit) for loan losses. The continuation of the positive trend in net loan chargeoff (recovery) experience results in a reduction of the Company's estimate of the level of allowance for loan losses that is necessary. Consideration of this positive trend in net loan chargeoff (recovery) experience has resulted in the negative provision for loan losses on a year to date and quarter to date basis in 2006 and 2005.


Real estate owned: There was $53 thousand real estate owned as of June 30, 2006 and none at June 30, 2005.


Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At June 30, 2006, the allowance for loan losses was $42.4 million, which represents a decrease from the $45.4 million in the allowance at December 31, 2005. The allowance represents 2.63% of the loan portfolio as of June 30, 2006 compared to 3.60% at June 30, 2005.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

-    The magnitude and nature of the recent loan chargeoffs and recoveries,

- The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory, and

- The improving economic environment in the upstate New York territory over the last two years.

Management continues to monitor these in determining future provisions for loan losses or negative provisions for loan losses in relation to the economic environment, loan chargeoffs, recoveries and the level and trends of nonperforming loans. Should these trends continue, negative provisions foR loan losses would, in all likelihood, also continue.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006


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


Noninterest Income

Total noninterest income for the three months ended June 30, 2006 was $3.9 million a decrease of $2.4 million from the comparable period in 2005. During the 2006 period, the Company recorded no gains or losses from net securities transactions as compared to $1.3 million of net gains on securities transactions for the comparable period in 2005. Excluding these securities transactions, noninterest income decreased from $5.0 million in the second quarter of 2005 to $3.9 million for the comparable period in 2006.

Total noninterest income was $7.2 million for the six months of 2006 compared to $13.9 million for 2005. Excluding net securities losses of $288 thousand in the six month period ended June 30, 2006 and $4.9 million of net securities gains in the first half of 2005, in the balances for 2006 and 2005 would have been $7.5 million and $9.0 million, respectively.

Trust department income decreased slightly to $1.5 million for the second quarter of 2006. The decrease in trust fee income is the result of a decrease in assets under management from $974 million as of June 30, 2005 to $863 million as of June 30, 2006. On a year to date basis trust fee income was $2.7 million for 2006 and $3.0 million in 2005.

Fees for other services to customers are down slightly for the quarter and up slightly on year to date basis between 2005 and 2006 due primarily to loan volume.

The decrease in other income for the second quarter of 2006 is due to the gain recognized in 2005 from the sale of the former operations center in Schenectady. The gain was approximately $600 thousand. Also as a result of the sale in late 2005 of the credit card portfolio there is approximately
$150 thousand of credit card income in the second quarter of 2005 that is not reflected as income in 2006.


Noninterest Expenses

Total noninterest expense for the second quarter of 2006 was $12.0 million as compared to $11.6 million for 2005. For the six months ended June 30, 2006 and 2005, total noninterest expense was $23.9 million and $22.8 million, respectively.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006


Salaries and employee benefits cost decreased from $4.5 million for the second quarter of 2005 to $4.4 million for the comparable period in 2006. Salaries and benefits were up slightly for the six month period ended June 30, 2006 compared to 2005. Total salaries and employee benefits were $9.4 million for the six months ended June 30, 2006 and $9.3 million for the corresponding period in 2005. During the second quarter of 2006 the Company recognized a net gain of $362 thousand as a result of curtailing the pension plan which will be effective at year end 2006. The impact of the pension plan curtailment is that estimated future expenses associated with the pension plan in subsequent periods will be reduced.

Net occupancy expense decreased slightly for the second quarter of 2006 compared to 2005 due primarily to cost savings in the branch operations.

Other non-interest expense increased by $417 thousand for the second quarter of 2006 compared to 2005 and by $483 thousand on a year to date basis for 2006 and 2005. The primary increase in other expenses is the result of increased advertising and contributions during the second quarter of 2006 compared to 2005. The increase in these categories is connected to the branch expansion program and the need to create an awareness of the Trustco Bank branches in these market territories.


Income Taxes

In the second quarter of 2006 and 2005, TrustCo recognized income tax expense of $6.2 million and $8.0 million, respectively. This resulted in an effective tax rate of 33.3% for the second quarter of 2006 and 34.7% for the second quarter of 2005. For the six months of 2006, total income tax expense was $12.5 million compared to $15.8 million for 2005. This resulted in an effective tax rate of 33.6% for 2006 and 34.6% for 2005. The reduction in income tax expenses for the quarter and year to date reflect the lower amount of taxable income generated in 2006 compared to 2005.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its Scapital requirements are met through capital retention.

Total shareholders' equity at June 30, 2006 was $214.2 million, a decrease of $14.5 million from the year-end 2005 balance of $228.7 million. The change in shareholders' equity between year-end 2005 and June 30, 2006 primarily reflects net income retained by TrustCo ($854 thousand), a $15.7 million decrease in accumulated other comprehensive income due to the unrealized loss on the securities available for the sale portfolio and a $192 thousand increase in treasury stock.

TrustCo declared dividends of $0.320 per share during the first six months of 2006 and $0.300 per share for 2005. These resulted in a dividend payout ratio of 96.6% in 2006 and 75.3% in 2005. The Company achieved the following ratios as of June 30, 2005 and 2004:

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
June 30, 2006

                                       June 30,              Minimum Regulatory
                                   2006         2005             Guidelines
                                  -------------------        ------------------
   Tier 1 risk adjusted
            capital               15.45%       17.03%              4.00%

   Total risk adjusted
            capital               16.72%       18.31%              8.00%

In addition, at June 30, 2006 and 2005, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.89% and 8.00%, respectively, compared to a minimum regulatory requirement of 4.00%.

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE


      I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                  INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized (depreciation) appreciation, net of tax, in the available for sale portfolio of ($17.0) million in 2006 and 1.5 million in 2005. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.



                                          Three Months 2006               Three Months 2005

                                     Average     Interest Average   Average     Interest  Average  Change in  Variance  Variance
(dollars in thousands)               Balance               Rate     Balance               Rate     Interest   Balance   Rate
                                                                                                   Income/    Change    Change
                                                                                                   Expense
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
Assets
Securities available for sale:
U.S. Treasuries                      $      989  $     12    4.70%  $    1,324   $    10    3.23%          2       (13)      15
Gov't Sponsored Enterprises             799,158    10,408    5.21%     662,840     8,452    5.10%      1,956     1,770      186
Mortgage-backed securities and
     collateralized mortgage
     obligations                        188,503     2,231    4.73%     213,930     2,468    4.61%       (237)     (616)      379
States and political subdivisions       128,081     2,205    6.89%     130,524     2,508    7.69%       (303)      (46)     (257)
Other                                    12,302       115    3.78%      16,150       276    6.85%       (161)      (56)     (105)
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
    Total securities available
     for sale                         1,129,033    14,971    5.30%   1,024,768    13,714    5.35%      1,257     1,039       218

Federal funds sold and other
 short-term Investments                 185,824     2,270    4.90%     446,500     3,197    2.87%       (927)   (8,616)    7,689

Commercial Loans                        228,142     4,292    7.52%     201,471     3,634    7.22%        658       501       157
Residential mortgage loans            1,124,412    17,425    6.20%     892,638    14,207    6.37%      3,218     5,670    (2,452)
Home equity lines of credit             209,592     3,575    6.84%     193,126     2,806    5.83%        769       254       515
Installment loans                         5,388       189   14.08%      12,049       350   11.65%       (161)     (542)      381
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
Loans, net                            1,567,534    25,481    6.50%   1,299,284    20,997    6.47%      4,484     5,883    (1,399)

  Total interest earning assets       2,882,391    42,722    5.93%   2,770,552    37,908    5.48%      4,814    (1,694)    6,508
                                                 --------  ------              --------   ------   ---------  --------  --------
Allowance for loan losses               (43,229)                       (48,108)
Cash & non-interest earning assets      107,278                        122,043
                                     ----------                     ----------
Total assets                         $2,946,440                     $2,844,487
                                     ==========                     ==========

Liabilities and
  shareholders' equity
Deposits:
Interest Bearing
  Checking Accounts                  $  292,651       359    0.49%  $  325,898       380    0.47%        (21)     (107)       86
Money market accounts                   239,855     2,416    4.04%     143,104       571    1.60%      1,845       567     1,278
Savings                                 718,170     2,732    1.53%     810,579     1,493    0.74%      1,239    (1,116)    2,355
Time deposits                         1,105,608    10,549    3.83%     993,519     7,443    3.01%      3,106       910     2,196
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
  Total interest bearing deposits     2,356,284    16,056    2.73%   2,273,100     9,887    1.74%      6,169       253     5,916
Short-term borrowings                    99,213       961    3.88%      81,499       419    2.06%        542       107       435
Long-term debt                               75         1    5.24%         103         2    5.24%         (1)       (1)       --
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
    Total Interest Bearing
     Liabilities                      2,455,572    17,018    2.78%   2,354,702    10,308    1.76%      6,710       359     6,351

Demand deposits                         247,029                        233,138
Other liabilities                        28,427                         28,518
Shareholders' equity                    215,412                        228,129

Total liab. & shareholders' equity   $2,946,440                     $2,844,487
                                     ==========                     ==========
Net Interest Income                                25,704                         27,600              (1,896)   (2,054)      158
                                                 --------                       --------           ---------  --------  --------
Net Interest Spread                                          3.15%                          3.72%
Net Interest margin
(net interest income to total
 interest earning assets)                                    3.56%                          3.98%
Tax equivalent adjustment                            (780)                          (892)
                                                 --------                       --------
  Net Interest Income per book                     24,924                         26,708
                                                 ========                       ========


                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized (depreciation) appreciation, net of tax, in the available for sale portfolio of ($12.1) million in 2006 and $2.3 million in 2005. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.



                                            Six Months 2006               Six Months 2005

                                      Average    Interest  Average  Average     Interest  Average  Change in  Variance  Variance
(dollars in thousands)                Balance              Rate     Balance               Rate     Interest   Balance   Rate
                                                                                                   Income/    Change    Change
                                                                                                   Expense
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
Assets
Securities available for sale:
 U.S. Treasuries                     $      859  $     19    4.38%  $    1,092  $     17    3.17%          2        (9)       11
 Gov't Sponsored Enterprises            785,030    20,385    5.19%     590,318    15,322    5.19%      5,063     5,063        --
 Mortgage-backed securities
  and collateralized mortgage
  obligations                           193,077     4,524    4.69%     204,491     4,701    4.60%       (177)     (404)      227
 States and political
  subdivisions                          123,031     4,279    6.96%     138,717     5,347    7.71%     (1,068)     (574)     (494)
 Other                                   12,115       355    5.89%      15,239       411    5.42%       (56)      (140)       84
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
     Total securities
      available for sale              1,114,112    29,562    5.31%     949,857    25,798    5.43%      3,764     3,936      (172)

 Federal funds sold and other
  short-term Investments                205,631     4,763    4.66%     537,365     7,000    2.63%     (2,237)  (10,689)    8,452

Commercial Loans                        223,336     8,363    7.50%     199,739     7,099    7.11%      1,264       863       401
Residential mortgage loans            1,101,660    34,111    6.19%     871,031    27,853    6.40%      6,258     8,823    (2,565)
Home equity lines of credit             201,547     6,988    6.99%     192,630     5,328    5.58%      1,660       257     1,403
Installment loans                         5,355       378   14.25%      12,150       707   11.74%       (329)     (679)      350
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
Loans, net                            1,531,898    49,840    6.52%   1,275,550    40,987    6.44%      8,853     9,264      (411)


  Total interest earning assets       2,851,641    84,165    5.91%   2,762,772    73,785    5.35%     10,380     2,511     7,869
                                                 --------  ------               --------  ------   ---------  --------  --------
Allowance for loan losses               (43,875)                       (48,493)
Cash & non-interest earning
 assets                                 114,759                        129,127
                                     ----------                     ----------
Total assets                         $2,922,525                     $2,843,406
                                     ==========                     ==========



Liabilities and shareholders' equity


Deposits:
Interest Bearing
 Checking Accounts                   $  293,574       644    0.44%  $  324,940       767    0.48%       (123)      (66)      (57)
Money market accounts                   221,457     4,256    3.88%     145,179     1,011    1.40%      3,245       742     2,503
Savings                                 718,505     5,098    1.43%     814,538     3,207    0.79%      1,891    (1,084)    2,975
Time deposits                         1,100,398    20,477    3.75%     991,494    14,532    2.96%      5,945     1,733     4,212
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
  Total interest bearing
   deposits                           2,333,934    30,475    2.63%   2,276,151    19,517    1.73%     10,958     1,325     9,633


Short-term borrowings                    95,503     1,739    3.67%      81,978       813    2.00%        926       153       773
Long-term debt                               79         2    5.27%         106         3    5.27%         (1)       (1)       --
                                     ----------  --------  ------   ----------  --------  ------   ---------  --------  --------
  Total Interest Bearing
   Liabilities                        2,429,516    32,216    2.67%   2,358,235    20,333    1.74%     11,883     1,477    10,406
                                                 --------                       --------           ---------  --------  --------

Demand deposits                         244,480                        229,789
Other liabilities                        28,336                         27,050
Shareholders' equity                    220,194                        228,332


Total liab. &
 shareholders' equity                $2,922,526                     $2,843,406
                                     ==========                     ==========

Net Interest Income                                51,949                         53,452              (1,503)    1,034    (2,537)
                                                 --------                       --------           ---------  --------  --------
Net Interest Spread                                          3.24%                          3.61%


Net Interest margin
 (net interest income to
  total interest earning assets)                             3.63%                          3.87%


Tax equivalent adjustment                          (1,514)                        (1,884)
                                                 --------                       --------

  Net Interest Income per book                     50,435                         51,568
                                                 ========                       ========


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2005, the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis, for the three months and six months ended June 30, 2006, the Company continues to respond to changes in interest rates to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the year-to-date average balance of federal funds sold and other short-term investments has decreased to $205.6 million in 2006 from $537.4 million in 2005. As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the third quarter. The Company believes there was no significant change to its interest rate risk during the second quarter of 2006.


Item 4.

Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act")) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon this evaluation of those disclosure controls and procedures, the Chief Executive and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 1A. Risk Factors

         While there are no material changes to the Company's risk factors as Discussed in the Annual Report on Form 10-K for the year ended December 31, 2005, management believes the following risks should also be considered:

         Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

         Operational risks. The potential for operational risk exposure exists throughout the Company. Integral to our continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key individuals or failure on the part of the key individuals to perform properly.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                   Total
                                                   Number of
                                                   Shares              Maximum Number
                                                   Purchased as        of Shares that
                       Total                       Part of Publicly    May Yet Be
                       Number of     Average       Announced           Purchases Under
                       Shares        Price Paid    Plans or            the Plans
Period                 Purchased     per Share     Programs            or Programs
--------------------------------------------------------------------------------------

April 1 - April 30       15,000      $11.61           0                    N/A
--------------------------------------------------------------------------------------
May 1 - May 31          210,000      $11.39           0                    N/A
--------------------------------------------------------------------------------------
June 1 - June 30             --      $   --           0                    N/A
--------------------------------------------------------------------------------------
Total                   225,000      $11.41           0                    N/A
--------------------------------------------------------------------------------------



         All 225,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submissions of Matters to Vote of Security Holders

         At the annual meeting held May 15, 2006, shareholders of the Company were asked to consider the Company's nominees for directors and to elect three (3) directors. The Company's nominees for director were Thomas O. Maggs (three-year term), Robert J. McCormick (three-year term) and William J. Purdy (three-year term).

         The results of shareholder voting are as follows:

1. Election of Directors:

   Director                       For                        Withheld
   --------                       ---                        --------
   Thomas O. Maggs                58,955,053                 2,214,504
   Robert J. McCormick            55,079,434                 6,090,123
   William J. Purdy               59,363,837                 1,805,720

   Directors continuing in office are Joseph A. Lucarelli, Dr. Anthony J. Marinello, Robert A. McCormick, and William D. Powers.

2. Proposal to adopt an amendment to TrustCo's Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 100 million to 150 million.

   For                     Against                 Abstain
   ---                     -------                 -------
   56,829,600              3,736,087               603,867

3. Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2006.

   For                     Against                 Abstain
   ---                     -------                 -------
   60,017,093              749,027                 403,458


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Reg S-K (Item 601)
         Exhibit No.   Description
         ----------    ----------------------------------------------------
         3             Amended and Restated Certificate of Incorporation of
                       TrustCo Bank Corp NY, as amended.

         31(a)         Rule 13a-15(e)/15d-15(e) Certification of Robert J.
                       McCormick, principal executive officer.

         31(b)         Rule 13a-15(e)/15d-15(e) Certification of Robert T.
                       Cushing, principal financial officer.

         32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


         (b) Reports on Form 8-K

         During the quarter ended June 30, 2006, TrustCo filed the following reports on Form 8-K:

         April 18, 2006, regarding a press release dated April 18, 2006, detailing 2006 first quarter financial results.

         April 27, 2006, correcting a typographical error contained in the definitive proxy statement filed on April 4, 2006.

         May 8, 2006, announcing TrustCo Bank Corp NY ranking as number one savings bank in the nation by SNL Financial LC.

         May 16, 2006, regarding a press release dated May 16, 2006, announcing the results of the Annual Meeting held May 15, 2006 and declaring a cash dividend of $0.16 per share payable on July 3, 2006, to shareholders of record at the close of business on June 2, 2006.

         May 16, 2006, regarding presentation materials presented at the Annual Meeting of Shareholders held May 15, 2006.

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

                       TrustCo Bank Corp NY

                       By: /s/ Robert J. McCormick
                       ---------------------------
                       Robert J. McCormick
                       President
                       and Chief Executive Officer


                       By: /s/ Robert T. Cushing
                       ---------------------------
                       Robert T. Cushing
                       Executive Vice President
                       and Chief Financial Officer


Date: August 4, 2006

                               Exhibits Index

         Reg S-K
         Exhibit No.   Description
         ------------------------------------------------------------------
         3             Amended and Restated Certificate of Incorporation of
                       TrustCo Bank Corp NY, as amended.

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