Form 10-Q
period 2006-09-30
TRUSTCO BANK CORP N Y
filed 2006-11-06
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 Commission File Number 0-10592
      September 30, 2006

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding
      Class of Common Stock                      as of October 30, 2006
      ----------------------                  ----------------------------
          $1 Par Value                                 75,023,326

                             TrustCo Bank Corp NY
                                    INDEX

Part I.  FINANCIAL INFORMATION                                        PAGE NO.
------------------------------------------------------------------------------
Item 1.  Interim Financial Statements (Unaudited): Consolidated
         Statements of Income for the Three Months and Nine Months
         Ended September 30, 2006 and 2005                                   1

         Consolidated Statements of Financial Condition as of September
         30, 2006 and December 31, 2005                                      2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2006 and 2005                               3 - 4

         Notes to Consolidated Interim Financial Statements             5 - 13

         Report of Independent Registered Public Accounting Firm            14


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15 - 29


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         30


Item 4.  Controls and Procedures                                       30 - 31




Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  32


Item 1A. Risk Factors                                                       32


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                        33


Item 3.  Defaults Upon Senior Securities                                    33


Item 4.  Submissions of Matters to a Vote of Security Holders               33


Item 5.  Other Information                                                  33


Item 6.  Exhibits and Reports on Form 8-K                                   34


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)


                                                                    3 Months Ended                     9 Months Ended
                                                                     September 30,                      September 30,
                                                        -----------------------------------------------------------------------
                                                                      2006             2005              2006             2005
                                                                      ----             ----              ----             ----

   Interest and dividend income:
    Interest and fees on loans                          $           26,696           22,225            76,517           63,195
    Interest on U. S. Treasuries and agencies                       10,395            9,440            30,797           24,779
    Interest on states and political
     subdivisions                                                    1,481            1,422             4,294            4,911
    Interest on mortgage-backed
      securities and collateralized
      mortgage obligations                                           2,108            2,571             6,633            7,272
    Interest and dividends on other securities                         153              256               480              658
    Interest on federal funds sold and other
      short term investments                                         2,009            2,519             6,772            9,519
                                                        -----------------------------------------------------------------------
       Total interest income                                        42,842           38,433           125,493          110,334
                                                        -----------------------------------------------------------------------
   Interest expense:
    Interest on deposits:
       Interest-bearing checking                                       364              311             1,008            1,078
       Savings                                                       2,877            1,545             7,975            4,752
       Money market deposit accounts                                 3,065            1,002             7,321            2,013
       Time deposits                                                11,183            8,105            31,660           22,637
    Interest on short-term borrowings                                  989              537             2,728            1,350
    Interest on long-term debt                                           1                1                 3                4
                                                        -----------------------------------------------------------------------
      Total interest expense                                        18,479           11,501            50,695           31,834
                                                        -----------------------------------------------------------------------
      Net interest income                                           24,363           26,932            74,798           78,500
   Provision (credit) for loan losses                                    -           (1,680)           (3,575)          (4,760)
                                                        -----------------------------------------------------------------------
      Net interest income after provision (credit)
       for loan losses                                              24,363           28,612            78,373           83,260
                                                        -----------------------------------------------------------------------
   Noninterest income:
    Trust department income                                          1,313            1,520             4,020            4,476
    Fees for other services to customers                             2,229            2,120             6,236            6,097
    Net gain (loss) on securities transactions                          24              776              (264)           5,683
    Other                                                              329            2,019             1,125            4,103
                                                        -----------------------------------------------------------------------
     Total noninterest income                                        3,895            6,435            11,117           20,359
                                                        -----------------------------------------------------------------------
   Noninterest expenses:
    Salaries and employee benefits                                   4,640            4,636            14,026           13,951
    Net occupancy expense                                            1,928            1,787             5,781            5,542
    Equipment expense                                                  694              638             2,128            2,029
    Professional services                                              908              628             2,584            2,404
    Outsourced Services                                              1,069            1,015             3,178            3,178
    Other real estate expenses / (income)                               14             (237)               16             (631)
    Other                                                            2,446            2,347             7,897            7,180
                                                        -----------------------------------------------------------------------
     Total noninterest expenses                                     11,699           10,814            35,610           33,653
                                                        -----------------------------------------------------------------------
      Income before taxes                                           16,559           24,233            53,880           69,966
   Income taxes                                                      5,380            8,514            17,911           24,355
                                                        -----------------------------------------------------------------------
       Net income                                       $           11,179           15,719            35,969           45,611
                                                        =======================================================================
Net income per Common Share:
       - Basic                                          $            0.149            0.210             0.480            0.608
                                                        =======================================================================
       - Diluted                                        $            0.149            0.208             0.479            0.605
                                                        =======================================================================


See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
          Consolidated Statements of Financial Condition (Unaudited)
                (dollars in thousands, except per share data)


                                                                                     09/30/06                    12/31/05
                                                                                     --------                    --------

ASSETS:
Cash and due from banks                                                  $             49,324                      55,667
Federal funds sold and other short term investments                                   103,079                     257,196
                                                                         ---------------------        --------------------
  Total cash and cash equivalents                                                     152,403                     312,863

Securities available for sale:
 U.S. Treasuries and agencies                                                         782,123                     743,763
 States and political subdivisions                                                    135,433                     118,950
 Mortgage-backed securities and collateralized
   mortgage obligations                                                               174,155                     200,963
 Other                                                                                 12,903                      20,400
                                                                         ---------------------        --------------------
  Total securities available for sale                                               1,104,614                   1,084,076
                                                                         ---------------------        --------------------
Loans:
 Commercial                                                                           242,748                     214,750
 Residential mortgage loans                                                         1,204,817                   1,057,937
 Home equity line of credit                                                           235,350                     192,291
 Installment loans                                                                      5,993                       5,741
                                                                         ---------------------        --------------------
  Total loans                                                                       1,688,908                   1,470,719
                                                                         ---------------------        --------------------
Less:
 Allowance for loan losses                                                             42,706                      45,377
                                                                         ---------------------        --------------------
 Net loans                                                                          1,646,202                   1,425,342

Bank premises and equipment                                                            23,848                      21,734
Other assets                                                                           73,802                      68,744
                                                                         ---------------------        --------------------
   Total assets                                                          $          3,000,869                   2,912,759
                                                                         =====================        ====================

LIABILITIES:
Deposits:
 Demand                                                                  $            243,984                     251,012
 Interest-bearing checking                                                            276,264                     309,668
 Savings accounts                                                                     682,272                     725,336
 Money market deposit accounts                                                        307,412                     190,560
 Certificates of deposit (in denominations of
  $100,000 or more)                                                                   248,340                     225,611
 Time deposits                                                                        890,991                     860,300
                                                                         ---------------------        --------------------
  Total deposits                                                                    2,649,263                   2,562,487
Short-term borrowings                                                                  91,705                      87,935
Long-term debt                                                                             66                          87
Accrued expenses and other liabilities                                                 32,332                      33,589
                                                                         ---------------------        --------------------
  Total liabilities                                                                 2,773,366                   2,684,098
                                                                         ---------------------        --------------------

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 and 100,000,000 shares authorized and 82,149,776 and  82,119,360 shares issued at
  September 30, 2006 and December 31, 2005, respectively                               82,150                      82,120
Surplus                                                                               119,041                     117,770
Undivided profits                                                                     103,374                     103,315
Accumulated other comprehensive income:
  Net unrealized loss on securities available for sale                                 (7,550)                     (6,054)
Treasury stock at cost - 7,321,540 and 7,343,783 shares at
  September 30, 2006 and December 31, 2005, respectively                              (69,512)                    (68,490)
                                                                         ---------------------        --------------------
  Total shareholders' equity                                                          227,503                     228,661
                                                                         ---------------------        --------------------
  Total liabilities and shareholders' equity                             $          3,000,869                   2,912,759
                                                                         =====================        ====================


See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
              Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED SEPTEMBER 30,                                                           2006                2005
                                                                                          ----                ----

Cash flows from operating activities:
  Net income                                                                            35,969              45,611

Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                          1,861               2,015
  Gain on sale of other real estate owned                                                  (34)               (690)
  Credit for loan losses                                                                (3,575)             (4,760)
  Deferred tax expense                                                                   1,164               1,994
  Gain on sale of bank premises and equipment                                              (29)               (595)
  Net loss (gain) on sale of securities available for sale                                 264              (5,683)
  Decrease in taxes receivable                                                           2,884               5,616
  Increase in interest receivable                                                       (6,711)             (3,185)
  Increase in interest payable                                                             292                 322
  Increase in other assets                                                              (1,299)             (4,512)
  Decrease in accrued expenses and other liabilities                                    (1,554)                235
                                                                          -----------------------------------------
    Total adjustments                                                                   (6,737)             (9,243)
                                                                          -----------------------------------------
Net cash provided by operating activities                                               29,232              36,368
                                                                          -----------------------------------------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale                        61,327             250,312
  Purchase of securities available for sale                                            (95,293)           (459,810)
  Proceeds from maturities of securities available for sale                             10,681               1,636
  Net increase in loans                                                               (217,417)           (156,305)
  Proceeds from dispositions of other real estate owned                                     57                 690
  Proceeds from dispositions of bank premises and equipment                                 73               2,226
  Purchases of bank premises and equipment                                              (4,019)             (2,223)
                                                                          -----------------------------------------
    Net cash used in investing activities                                             (244,591)           (363,474)
                                                                          -----------------------------------------

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                   86,776             (42,729)
  Net increase in short-term borrowings                                                  3,770               3,287
  Repayment of long-term debt                                                              (21)                (20)
  Proceeds from exercise of stock options                                                  584               2,324
  Proceeds from sale of treasury stock                                                   6,840               8,929
  Purchase of treasury stock                                                            (7,145)            (13,129)
  Dividends paid                                                                       (35,905)            (33,678)
                                                                          -----------------------------------------
    Net cash provided by/(used in) financing activities                                 54,899             (75,016)
                                                                          -----------------------------------------
Net decrease in cash and cash equivalents                                             (160,460)           (402,122)
Cash and cash equivalents at beginning of period                                       312,863             696,430
                                                                          -----------------------------------------
Cash and cash equivalents at end of period                                             152,403             294,308
                                                                          =========================================

                                                                                                        (Continued)


See accompanying notes to unaudited consolidated interim financial statements


                             TRUSTCO BANK CORP NY
              Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED SEPTEMBER 30,                                                           2006                2005
                                                                                          ----                ----

Interest paid                                                                           50,403              31,512
Income taxes paid                                                                       14,949              17,224
Transfer of loans to other real estate owned                                               132                  56
Increase in dividends payable                                                                5                  57
Change in unrealized loss on securities
 available for sale-gross of deferred taxes                                             (2,483)            (10,265)
Change in deferred tax effect on unrealized loss
 on securities available for sale                                                          987               4,095


See accompanying notes to unaudited consolidated interim financial statements

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)


1. Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY ("TrustCo" or "Company") include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions. Prior year amounts have been reclassified whenever necessary to conform to the current year presentation.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2005 Annual Report to Shareholders on Form 10K.


2. Earnings Per Share

A reconciliation of the component parts of earnings per share for the three and nine month periods ended September 30, 2006 and 2005 follows:



(In thousands,                                            Net          Weighted Average Shares        Per Share
except per share data)                                   Income              Outstanding               Amounts
                                                    ----------------- -------------------------- -------------------

For the quarter ended September 30, 2006:

Basic EPS:
   Net income available to
   Common shareholders                                       $11,179                     74,920              $0.149

Effect of Dilutive Securities:
   Stock options                                                  --                        169                  --
                                                    ----------------- -------------------------- -------------------
Diluted EPS                                                  $11,179                     75,089              $0.149
                                                    ================= ========================== ===================


For nine months ended September 30, 2006:

Basic EPS:
   Net income available to
   Common shareholders                                       $35,969                     74,896              $0.480

Effect of Dilutive Securities:
   Stock options                                                  --                        259               (.001)
                                                    ----------------- -------------------------- -------------------
Diluted EPS                                                  $35,969                     75,155              $0.479
                                                    ================= ========================== ===================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued



(In thousands,                                            Net          Weighted Average Shares        Per Share
except per share data)                                   Income              Outstanding               Amounts
                                                    ----------------- -------------------------- -------------------

For the quarter ended September 30, 2005:

Basic EPS:
   Net income available to
   Common shareholders                                       $15,719                     74,931              $0.210

Effect of Dilutive Securities:
   Stock options                                                  --                        509              (0.002)
                                                    ----------------- -------------------------- -------------------
Diluted EPS                                                  $15,719                     75,440              $0.208
                                                    ================= ========================== ===================


For nine months ended September 30, 2005:

Basic EPS:
   Net income available to
   Common shareholders                                       $45,611                     74,958              $0.608

Effect of Dilutive Securities:
   Stock options                                                  --                        475              (0.003)
                                                    ----------------- -------------------------- -------------------
Diluted EPS                                                  $45,611                     75,433              $0.605
                                                    ================= ========================== ===================


There were approximately 1.9 million and 518 thousand stock options which, if included, would have been antidilutive in the calculation of average shares outstanding for the nine months ended September 30, 2006 and 2005, respectively and were therefore excluded from the earnings per share calculations.


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

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

In the fourth quarter of 2005 the Board of Director's of the Company approved the accelerated vesting of all outstanding unvested stock options to purchase shares of common stock. These options were previously awarded to executive officers and employees under the 1995 and 2004 Stock Option Plans. The acceleration of vesting was done in anticipation of the adoption of Statement 123R. By accelerating the vesting of these options the Company estimated that approximately $1.3 million of future compensation expense, net of tax, subsequent to the adoption of FAS123R on January 1, 2006 would be eliminated.

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

The accelerated options included 749,500 options held by executive officers and 132,600 options held by other employees. Based upon the Company's closing stock price of $12.76 per share on the date of accelerated vesting, certain of the options were below and others above the closing market price as follows:

         Grant                  Accelerated             Exercise
         Date                 Vesting Shares              Price
         -----                --------------            --------
         2005                     411,200                $12.15
         2004                     394,500                $13.55
         2002                      76,400                $11.83
                              --------------
                                  882,100
                              ==============

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in the Company's income statement in periods subsequent to the adoption of FASB Statement No. 123R.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

Had compensation expense for the Company's stock option plans been determined consistent with Statement 123, the Company's net income and earnings per share for the three and nine months ended September 30, 2005 would have been as follows:


(dollars in thousands except per share data)


                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                                    2005                               2005
                                            -------------------                  -----------------

 Net income:
     As reported                                     $15,719                            45,611
 Deduct: total stock-based
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects                 (191)                             (573)
                                            -------------------                  -----------------
     Pro forma net income                            $15,528                            45,038
                                            ===================                  =================

Earnings per share:
     Basic - as reported                             $ 0.210                             0.608
     Basic - pro forma                                 0.207                             0.601

     Diluted - as reported                             0.208                             0.605
     Diluted - pro forma                               0.206                             0.597


The weighted average fair value of each option as of the grant date was estimated using the Black-Scholes pricing model, and calculated in accordance with Statement 123 as follows for options granted in the year indicated. No options were granted in the first three quarters of 2006.

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

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

Under each of these plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options generally vest over five years from the date the options are granted for the employees plans and they are immediately vested under the directors' plan. A summary of the status of TrustCo's stock option plans as of September 30, 2006, and changes during the nine months then ended, are as follows:



                                                    Outstanding Options                  Exercisable Options
                                               -------------------------------------------------------------
                                                               Weighted                             Weighted
                                                                Average                              Average
                                                                 Option                               Option
                                                  Shares          Price              Shares            Price
                                               -------------------------------------------------------------

Balance, January 1, 2006                       4,178,049         $10.85           4,178,049           $10.85
Exercised Options - 2006                          95,133           6.14              95,133             6.14
Cancelled Options - 2006                         (26,250)         12.86             (26,250)           12.86
                                               -------------------------------------------------------------

Balance September 30, 2006                     4,056,666         $10.95           4,056,666           $10.95
                                               =============================================================


The total intrinsic value of stock options exercised during the first nine months of 2006 and 2005 was approximately $528 thousand and $4.0 million, respectively. The shares used for the 2006 and 2005 stock option exercises were issued from previously unissued shares as well as treasury shares.

The following table summarizes information about total stock options outstanding and exercisable at September 30, 2006:



                                                                           Weighted
                                                                            Average                  Weighted
Range of                                    Options                       Remaining                   Average
Exercise                                Outstanding                     Contractual                  Exercise
Price                               and Exercisable                            Life                     Price
--------                            -------------------------------------------------------------------------

Less than $7.50                              13,076                       2.0 years                    $ 5.97

Between $7.51 and
   $10.00                                 2,125,340                       4.7 years                      9.58

Greater than $10.00                       1,918,250                       8.5 years                     12.50
                                    -------------------------------------------------------------------------
Total                                     4,056,666                       6.5 years                    $10.95
                                    =========================================================================


The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2006 was approximately $2.8 million.

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

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


4. Comprehensive Income

Comprehensive income (loss) includes the reported net income of a company adjusted for items that are accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items, minimum pension liability adjustments, and certain derivative gains and losses. At the Company, comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is a component of shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

Comprehensive income for the three month periods ended September 30, 2006 and 2005 was $25.4 million and $9.7 million, respectively, and $34.5 million and $39.4 million for the nine month periods ended September 30, 2006 and 2005, respectively. The following summarizes the components of other comprehensive income (loss):



                                                                             (dollars in thousands)

                                                                         Three months ended September 30
                                                                            2006                   2005
                                                                         -------------------------------

Unrealized holding gains (losses) arising during period,
net of tax (pre-tax gain of $23,685 for 2006 and pre-tax
loss of $9,260 for 2005)                                                 $14,189                 (5,572)

Reclassification adjustment for net gain realized in net
income during the period, net of tax (pre-tax gains of $24
for 2006 and $776 for 2005)                                                  (14)                  (467)
                                                                         -------------------------------
Other comprehensive income (loss)                                        $14,175                 (6,039)
                                                                         ===============================




                                                                             (dollars in thousands)

                                                                         Nine months ended September 30
                                                                            2006                   2005
                                                                         -------------------------------

Unrealized holding losses arising during period,
net of tax (pre-tax losses of $2,747 for 2006 and $4,582
for 2005)                                                                $(1,655)                (2,753)

Reclassification adjustment for net gain (loss) realized in net income during the period, net of tax (pre-tax loss of $264
for 2006 and pre-tax gain of $5,683 for 2005)                                159                 (3,418)
                                                                         -------------------------------
Other comprehensive loss                                                 $(1,496)                (6,171)
                                                                         ===============================


TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued


5. Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three and nine month periods ended September 30, 2006 and 2005 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit) for the three months ended September 30,


                                                                  (dollars in thousands)

                                                 Pension Benefits                  Other Postretirement Benefits
                                               2006               2005               2006                    2005
                                            ---------------------------         ----------------------------------

Service cost                                $   160                201                  4                      13

Interest cost                                   338                380                  4                      23

Expected return on plan assets                 (411)              (473)               (71)                   (101)

Amortization of prior service cost                6                 26               (140)                   (136)
                                            ---------------------------         ----------------------------------
Net periodic expense/(benefit)              $    93                134               (203)                   (201)
                                            ===========================         ==================================



Components of Net Periodic Expense/(Benefit) for the nine months ended September 30,


                                                                  (dollars in thousands)

                                                 Pension Benefits                  Other Postretirement Benefits
                                               2006               2005               2006                    2005
                                            ---------------------------         ----------------------------------

Service cost                                $   549                603                 22                      32

Interest cost                                 1,108              1,139                 40                      59

Expected return on plan assets               (1,307)            (1,376)              (275)                   (303)

Amortization of prior service cost               59                 79               (368)                   (395)

Curtailment gain, net                          (362)                --                 --                      --
                                            ---------------------------         ----------------------------------

Net periodic expense/(benefit)              $    47                445               (581)                   (607)
                                            ===========================         ==================================



Contributions

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2006. As of September 30, 2006, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2006.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

In June 2006, the Company recorded a net $362 thousand non-cash curtailment gain in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", ("SFAS No. 88") in connection with freezing the defined benefit pension plan, using actuarial assumptions consistent with those used at December 31, 2005 and updated to June 30, 2006. SFAS No. 88 requires curtailment accounting if an event eliminates, for a significant number of employees, the accrual of defined benefits for some or all of their future services.


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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements (unaudited) continued

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement is an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit pension, retiree healthcare and other postretirement plans as an asset or liability in their financial statements. In addition, plans are to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of the plan is effective for the Company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt the Statement and recognize the funded status of its pension and postretirement plans as of December 31, 2006. The Company is currently evaluating the impact this will have on its financial statements and will adopt SFAS No. 158 in its annual report on Form 10-K for the year ending December 31, 2006.

On September 13, 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 108 expressing the SEC staff's views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of amounts on the balance sheet. The cumulative amounts, while not considered material in the individual years in which the build up occurred may be considered material in a subsequent year if a Company were to correct those amounts through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of equity for that year. The Company is currently evaluating the impact this will have on its financial statements and will adopt SAB No. 108 in its annual report on Form 10-K for year ending December 31, 2006.


7. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.1 million at September 30, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2006 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2006, the related consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management.

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

Albany, New York
November 3, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month and nine-month periods ended September 30, 2006, with comparisons to 2005 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2005 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2006 and 2005.


Overview

TrustCo recorded net income of $11.2 million, or $0.149 of diluted earnings per share for the three months ended September 30, 2006, as compared to net income of $15.7 million or $0.208 of diluted earnings per share in the same period in 2005. For the nine month period ended September 30, 2006, TrustCo recorded net income of $36.0 million, or $0.479 of diluted earnings per share, as compared to $45.6 million, or $0.605 of diluted earnings per share for the comparable period in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

The primary factors accounting for the year to date decrease in net income are as follows:

     o A decrease in the net interest margin from 3.92% for 2005 to 3.57% for 2006 offset by a $114.4 million increase in the average balance of interest earning assets between 2005 and 2006,

     o A decrease in the credit for loan losses from $4.8 million for the nine months of 2005 as compared to $3.6 million for the comparable period in 2006,

     o A decrease in non interest income from $20.4 million in 2005 to $11.1 million in 2006. Included in the non interest income balances are net securities losses of $264 thousand in 2006 compared to net securities gains of $5.7 million in 2005. Also the 2005 results include gains from the sale of the former operations center and the Company's credit card portfolio and

     o    An increase of $2.0 million in non interest expense.


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

The following Management's Discussion and Analysis for the third quarter and first nine months of 2006 compared to the comparable periods in 2005 is affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2005 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2005 compared to 2004. Most of the same market factors discussed in the 2005 Annual Report also had a significant impact on 2006 results.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased by 100 basis points during the first nine months of 2006 from 4.25% at the beginning of the year to 5.25% by September 30, 2006. For 2005 the federal funds rates was 2.25% at the beginning of that year and increased to 3.75% by September 30, 2005. During the first nine months of 2006 the 10 year treasury bond did not change consistently with the increase in the federal funds rate. The 10 year treasury was 4.36% as of January 1, 2006 and increased only 24 basis points to 4.60% by the end of the third quarter of 2006. For comparison purposes the 10 year treasury was 4.21% at the beginning of 2005 and ended the third quarter of 2005 up only 17 basis points to 4.38%. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional changes in the federal funds rate subsequent to September 30, 2006.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments are also affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by the short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase, the fair value of the securities available for sale portfolio will decrease.

The principal loan product for TrustCo is residential real estate loans. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae. Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in relation to the long-term nature of a residential real estate loan, while remaining competitive with the secondary market rates.

For the third quarter of 2006, the net interest margin decreased to 3.46% from 4.03% for the third quarter of 2005. The quarterly results reflect the following significant factors:

- The average balance of securities available for sale increased by $24.4 million and the average yield increased to 5.32%.

- The average balance of federal funds sold and other short term investments decreased by $146.2 million as funds were redeployed to the loan portfolio and the average yield increased 194 basis points to 5.32%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during these time periods.

- The loan portfolio grew by $285.8 million to $1.65 billion and the average yield decreased 4 basis points to 6.47%.

- The average balance of interest bearing liabilities (primarily deposit accounts) increased $162.2 million and the average yield increased 99 basis points to 2.94%.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

These changes resulted in a net interest margin decrease of 57 basis points for the third quarter of 2006 compared to the comparable period in 2005.

During the third quarter and for the full year of 2006 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment began to increase. TrustCo believes that the Company's residential real estate loan product is very competitive compared to local and national competitors.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered what it considers to be attractive deposit rates as part of a strategy to increase deposit balances. This strategy has been successful but has also resulted in part of the increase in the deposit costs.


Earning Assets

Total average interest earning assets was $2.92 billion for the third quarter of 2006 and $2.76 billion for the comparable period in 2005 with an average yield of 5.68% in 2005 and 5.97% in 2006. Income on earning assets increased by $4.4 million during this same time-period from $39.2 million in 2005 to $43.6 million in 2006. The increase in interest income on earning assets was attributable to the increase in yield and average balance on these assets.

For the nine month period ended September 30, 2006, the average balance of interest earning assets was $2.88 billion, an increase of $114.4 million from the average balance for the comparable period in 2005 of $2.76 billion. The average yield on interest earning assets was 5.93% for 2006, compared to 5.46% in 2005. The increase in the average balance of earning assets and the increase in the yield earned on these assets, resulted in interest income of $127.8 million for the nine months of 2006, compared to $113.0 million for the nine months of 2005.


Loans

The average balance of loans for the third quarter was $1.65 billion in 2006 and $1.36 billion in 2005. The yield on loans decreased from 6.51% in 2005 to 6.47% in 2006. The combination of the increase in average balances offset with lower rates resulted in an increase of $4.5 million in interest income on loans. For the third quarter of 2006, the average yield decreased by 4 bp compared to the prior year due to the relatively low yields being offered as introductory rates on adjustable loan products and some continual refinancing of high rate loans since 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

For the nine month period ended September 30, 2006, the average balance in the loan portfolio was $1.57 billion compared to $1.31 billion for the comparable period in 2005. The average yield increased from 6.46% in 2005 to 6.50% in 2006. The increase in the average balance of loans outstanding and the increase in the yield resulted in total interest income of $76.5 million in 2006 compared to $63.2 million in 2005.

TrustCo actively markets residential mortgage loan products (which include the residential real estate mortgages and home equity credit lines) within its geographic territory. Mortgage loan rates are affected by a number of factors including the prime rate, the federal funds rate, rates set by competitors and secondary market participants. As noted previously, mortgage interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turnaround time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company holds these loans in TrustCo's portfolio and does not sell them into secondary markets.

Though there is debate among nationally recognized economists, the general tenor of the national economy is for improvement and continued fluctuations in long-term interest rates. Consequently the significant amount of refinancing that occurred during 2003 and 2004 may be completed with only residual effects into the remainder of 2006. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will once again attract customers in the residential mortgage loan area. Management is expecting continued load growth for the remainder of 2006, however, this is highly contingent upon market interest rates.

The impact of the increase in the benchmark interest rate indexes (prime rate, federal funds rate, etc.) is apparent in the change in the yield earned in the commercial and home equity loan portfolios. The average yields earned on these loan types for the first nine months of 2006 were 34 basis points and 93 basis points, respectively, greater than the average yields earned during the comparable period of 2005.


Securities Available for Sale

During the third quarter of 2006, the average balance of securities available for sale was $1.12 billion with a yield of 5.32%, compared to $1.10 billion for the third quarter of 2005 with a yield of 5.27%. The combination of the increase in average balance and the increase in the yields caused an increase in interest income on securities available for sale of $469 thousand between the third quarter of 2005 and 2006.

For the nine-month period ended September 30, 2006 the average balance of securities available for sale were $1.12 billion compared to $999.5 million for the nine months ended September 30, 2005. The average yield on the portfolio was 5.31% in 2006 and 5.37% in 2005 which resulted in interest income of $44.5 million in 2006 and $40.3 million in 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

The largest increase in the securities available for sale portfolio was within the category of Government Sponsored Enterprises which are debt instruments issued by FNMA, Freddie Mac and the Federal Home Loan Bank. The increase was $149.1 million in the average balance for the nine months of 2006 compared to the comparable period in 2005. For the third quarter of 2006 compared to 2005 the increase was $59.5 million. During 2005 and 2006 the Company increased its investment in these instruments as a means of deploying excess liquidity that had been invested in federal funds sold and other short-term investments.

For 2006 the long term interest rates as reflected by the 10 year Treasury have increased over the levels of 2005. The securities available for sale portfolio is reflected at fair value and therefore these investments reflect unrecognized depreciation of $12.6 million at September 30, 2006. The Company has the ability and intent, as required, to hold these securities to maturity or to the point that the unrealized loss is reversed. These securities are accounted for as being available for sale and as such are managed and maintained within that classification. None of the depreciation in the value of this portfolio reflects deterioration of the credit worthiness of the issuers or a concern as to the eventual repayment of the amounts due.


Federal Funds Sold and Other Short-Term Investments

During the third quarter of 2006, the average balance of federal funds sold and other short-term investments was $150.0 million with an average yield of 5.32%, compared to the average balance for the three month period ended September 30, 2005 of $296.2 million with an average yield of 3.38%. The decrease in the average balance and the increase in the average yield, resulted in total interest income on federal funds sold and other short-term investments of $2.0 million for 2006 compared to $2.5 million for 2005.

During the nine month period ended September 30, 2006, the average balance of federal funds sold and other short-term investments was $187.1 million with a yield of 4.84% compared to an average balance of $456.1 million in 2005 with an average yield of 2.79%.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006


Funding Opportunities

TrustCo utilizes various funding sources to support its earning asset portfolio. The vast majority of the Company's funding comes from traditional deposit vehicles such as savings, interest bearing checking and time deposit accounts.

During the third quarter, total average interest bearing liabilities were $2.50 billion for 2006 and $2.33 billion for 2005. The rate paid on total interest bearing liabilities was 2.94% for 2006 and 1.95% for 2005. Total interest expense for the third quarter increased approximately $7.0 million to $18.5 million for 2006 compared to $11.5 million for 2005.

Similar changes in interest bearing liabilities were noted for the nine-month period as was discussed for the quarter except the average yield increased from 1.81% in 2005 to 2.76% in 2006. The increase in yield for the nine months of 2006 versus 2005 of 95 basis points is due primarily to the increase in interest rates on certificates of deposit and money market accounts. These deposit yields increased due to general trends in market rate indices during this time period. Total average interest bearing liabilities were $2.45 billion for the nine-month period ended September 30, 2006 and $2.35 billion for 2005.

Average demand deposit balances increased during the third quarter of 2006 compared to the third quarter of 2005. Demand deposits averaged $246.0 million in 2006 and $240.3 million in 2005. On a year to date basis, average demand deposits were $245.0 million in 2006 compared to $233.3 million in 2005.

Average interest bearing deposit balances have increased from $2.25 billion for the third quarter of 2005 to $2.40 billion for the same period in 2006. Each of the deposit categories changed as follows: increases were noted in money market accounts of $139.8 million, and time deposits of $114.5 million offset by decreases in interest bearing checking accounts of $33.1 million and savings accounts of $71.7 million. Comparable trends were noted in the nine month results for 2006 compared to 2005. For the nine months of 2005 the average balance of interest bearing deposits was $2.27 billion compared to $2.36 billion in 2006.

For both the third quarter and year to date, the Company has experienced a flow of deposits out of the savings category and into time deposits and money market accounts. The changes in deposit classification between savings and time deposits and money market accounts reflect the desire by depositors to maximize the interest they are earning on deposit balances. Overall, the yield on time deposits has increased during the quarter to 3.96% whereas the savings yield is 1.62%.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

These changes increase the funding cost for TrustCo as customers move funds from low rate savings accounts into the higher costing time deposit and money market accounts.

Average short-term borrowings for the quarter were $95.2 million in 2006 compared to $82.5 million in 2005. The average rate increased during this time period from 2.59% to 4.12% for the third quarter of 2006, reflecting recent increases in the federal funds rate.

For the nine months ended September 30, 2006 the average balance of short term borrowings was $95.4 million as compared to $82.1 million in 2005. The average yield was 3.82% in 2006 and 2.20% in 2005.


Net Interest Income

Taxable equivalent net interest income decreased to $25.2 million for the third quarter of 2006 from $27.7 million for the same period in 2005. The net interest spread decreased 70 basis points between 2005 and 2006 and the net interest margin decreased by 57 basis points.

Similar changes were noted in taxable equivalent net interest income, net interest spread and net interest margin for the nine-month period ended September 30, 2006, compared to the same period in 2005. Net interest income for the first nine months of 2006 was $77.1 million, a decrease of $4.1 million from the $81.2 million for the first nine months of 2005. Net interest spread was 3.17% for 2006 and 3.65% for 2005, while net interest margin decreased 35 basis points to 3.57% for the nine month period ended September 30, 2006, compared to the nine month period ended September 30, 2005.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans. The following will describe the nonperforming assets of TrustCo as of September 30, 2006.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

Nonperforming loans: Total nonperforming loans were $6.3 million at September 30, 2006, an increase from the $2.9 million of nonperforming loans at September 30, 2005. Nonaccrual loans were $5.1 million at September 30, 2006 and $1.3 million at September 30, 2005. Loans past due 3 payments or more and still accruing interest were $40 thousand at September 30, 2006 and $27 thousand at September 30, 2005.

Restructured loans were $1.2 million at September 30, 2006 compared to $1.6 million at September 30, 2005.

While non-accruing loans have increased, as noted above, these loans are residential real estate loans which are generally placed on non-accrual status at 3 payments past due, and are generally considered to be reasonably well secured.

All of the nonperforming loans at September 30, 2006 and 2005 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

Total impaired loans at September 30, 2006 of $1.2 million consisted of restructured retail loans. During the first nine months of 2006, there were $19 thousand of commercial loan chargeoffs, $159 thousand of consumer loan chargeoffs and $1.2 million of residential mortgage loan chargeoffs as compared with $431 thousand of commercial loan chargeoffs, $176 thousand of consumer loan chargeoffs and $1.2 million of residential mortgage loan chargeoffs in the first nine months of 2005. Recoveries during the first nine months were $2.3 million in 2006 and $3.8 million in 2005.

Though the economic climate in the Upstate New York area has stagnated over the last several years, resulting in moderate levels of bankruptcies and relatively flat real estate prices, overall economic trends in the last two years have been improving. Bankruptcies in the Capital District area have laggedstatewide trends and general housing prices have continued to increase. These trends have helped marginal credits better manage their debt load. However recent trends indicate that the strong housing market is softening on a national basis along with the local markets. The Company's net loan chargeoff (recovery) experience has been significantly improving in recent years and was in a net loan recovery position on a year to date and quarter to date basis in 2006. This positive trend is consistent with the positive trends the Company has noted in general economic conditions in the Company's market areas. Consideration of net loan chargeoff (recovery) experience is factored into the Company's estimation of the required level of the allowance for loan losses and the provision (credit) for loan losses. The continuation of the positive trend in net loan chargeoff (recovery) experience is a factor in the Company's estimate of the level of allowance for loan losses that is necessary. Consideration of this positive trend in net loan chargeoff (recovery) experience has resulted in the negative provision for loan losses on a year to date basis in 2006, no provision for the quarter ended September 30, 2006, and the negative provision on a year to date basis in 2005 and the quarter ended September 30, 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

Other Real estate owned: There was $132 thousand real estate owned as of September 30, 2006 and $56 thousand at September 30, 2006

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At September 30, 2006, the allowance for loan losses was $42.7 million, which represents a decrease from the $45.4 million in the allowance at December 31, 2005. The allowance represents 2.53% of the loan portfolio as of September 30, 2006 compared to 3.34% at September 30, 2005.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     o The magnitude, nature and trends of the recent loan chargeoffs and recoveries.

     o The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory, and

     o The improving economic environment in the upstate New York territory, the Company's largest geographic market over the last two years.

Management continues to monitor these in determining future provisions for loan losses or negative provisions for loan losses in relation to the economic environment, loan chargeoffs, recoveries and the level and trends of nonperforming loans.

Factoring in the positive trends relative to net loan recoveries offset by the growth in nonperforming loans and the overall growth in the portfolio the Company recorded no provisions for loan losses in the third quarter 2006 and a net credit of $1.7 million in the third quarter 2005.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006


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


Noninterest Income

Total noninterest income for the three months ended September 30, 2006 was $3.9 million, as compared to $6.4 million for the comparable period in 2005. During these periods, the Company recorded net securities gains of $776 thousand for 2005 and $24 thousand for 2006. Excluding these securities transactions, noninterest income decreased from $5.7 million in the third quarter of 2005 to $3.9 million in 2006.

Similar results were also recognized for the nine months of 2006 compared to 2005. Total noninterest income was $11.1 million for 2006 compared to $20.4 million for 2005. Excluding net securities transactions, noninterest income was $11.4 million for 2006 and $14.7 million for 2005.

Trust department income decreased to $1.3 million for the third quarter of 2006 from $1.5 million for the third quarter of 2005. Service fees and other income are up slightly between 2005 and 2006 due primarily to loan volume and deposit activity.

The decrease in other noninterest income for the third quarter of 2006 as compared to 2005 is primarily attributable to the gain on sale of credit cards of $1.4 million recorded in 2005. During the third quarter the Company sold approximately $7.4 million of credit card receivables and entered into a marketing arrangement with a third party credit card servicer. As a result of this sale the Company recognized this gain and will have continuing income from credit cards for new card originations. The anticipated income for future years is not expected to be material to the Company's operations. Similarly, for the nine months of 2006 compared to 2005, the decrease is primarily the result of the credit card sale in the third quarter and the gain recognized in 2005 on the sale of the former operations center. The Company recognized in 2005 approximately a $600 thousand gain as a result of this property sale.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006


Noninterest Expenses

Total noninterest expense for the third quarter of 2006 and 2005 was $11.7 million and $10.8 million respectively. For the nine months ended September 30, 2006 total noninterest expense was $35.6 million compared to $33.7 million in 2005.

Salaries and employee benefits expense remained virtually unchanged at $4.6 million for the third quarter of 2006 and 2005. Total salaries and employee benefits were $14.0 million for the nine months of 2006 and 2005. Increased salary cost of new employees for the expanded branch locations were offset by cost reductions in other areas.

Net occupancy expense increased during the quarter from $1.8 million in 2005 to $1.9 million in 2006 due primarily to the new branch operations and the cost of utilities. Similar increases were also noted during the nine month period with net occupancy expense of $5.8 million for 2006 compared to $5.5 million in 2005.

Professional services expense for the third quarter of 2006 was $908 thousand as compared to $628 thousand for the comparable period in 2005. Likewise the expense for the nine months of 2006 were $2.6 million compared to $2.4 million in 2005. The increase in fees for professional services is a result of additional fees paid for accounting and tax services in 2006.


Income Taxes

In the third quarter of 2006 and 2005, TrustCo recognized income tax expense of $5.4 million and $8.5 million, respectively. This resulted in an effective tax rate of 32.5% for 2006 and 35.1% for 2005. For the nine months of 2006, total income tax expense was $17.9 million compared to $24.4 million for 2005. This resulted in an effective tax rate of 33.2% for 2006 and 34.8% for 2005. This decrease was primarily the result in the amount of securities invested in tax advantaged states and political subdivisions during these time periods.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through the capital retained in the Company (after the dividends on the common stock).

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
September 30, 2006

Total shareholders' equity at September 30, 2006 was $227.5 million, a decrease of $1.2 million from the year-end 2005 balance of $228.7 million. The change in total shareholders' equity between year-end 2005 and September 30, 2006 reflects net income of $58 thousand retained by TrustCo (net income of $36.0 million less dividends to shareholders of $35.9 million) and a $290 thousand increase as a result of stock option exercises partially offset by an $1.5 million increase in the net unrealized loss on securities available for sale, net of tax, and $44 thousand net increase in treasury stock.

TrustCo declared dividends of $0.480 per share during the first nine months of 2006 and $0.450 for the comparable period in 2005. These resulted in a dividend payout ratio of 99.8% in 2006 and 74.0% in 2005. The Company achieved the following capital ratios as of September 30, 2006 and 2005:

                                     September 30,        Minimum Regulatory
                                   2006         2005          Guidelines
                                  ------------------------------------------
     Tier 1 risk adjusted
            capital               15.11%       16.92%            4.00

     Total risk adjusted
            capital               16.38%       18.19%            8.00

In addition, at September 30, 2006 and 2005, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.81% and 8.17%, respectively.

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

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized (depreciation) appreciation, net of tax, in the available for sale portfolio of ($16.4) million in 2006 and 2.0 million in 2005. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.



                                       Three Months 2006                Three Months 2005
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      993   $    12     4.74%   $    1,552   $     7     1.89%          5        (16)        21
Gov't Sponsored Enterprises         796,523    10,382     5.21%      737,071     9,433     5.12%        949        779        170
Mortgage-backed securities
  and collateralized
  mortgage obligations              179,831     2,110     4.69%      224,940     2,571     4.57%       (461)      (885)       424
States and political
  subdivisions                      131,848     2,252     6.84%      116,302     2,183     7.51%         69        207       (138)
Other                                12,511       171     5.48%       17,405       264     6.07%        (93)       (69)       (24)
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
    Total securities
      available for sale          1,121,706    14,927     5.32%    1,097,270    14,458     5.27%        469         16        453

Federal funds sold and other
  short-term Investments            150,029     2,009     5.32%      296,222     2,519     3.38%       (510)    (5,549)     5,039

Commercial Loans                    235,294     4,497     7.64%      203,184     3,749     7.37%        748        607        141
Residential mortgage loans        1,179,153    18,315     6.21%      957,335    15,081     6.30%      3,234      4,669     (1,435)
Home equity lines of credit         229,559     3,703     6.40%      193,016     3,091     6.35%        612        588         24
Installment loans                     5,297       191    14.28%        9,966       313    12.47%       (122)      (369)       247
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
Loans, net                        1,649,303    26,706     6.47%    1,363,501    22,234     6.51%      4,472      5,496     (1,024)

  Total interest
    earning assets                2,921,038    43,642     5.97%    2,756,993    39,211     5.68%      4,431        (37)     4,468
                                              -------    -----                 -------    -----      ------     ------     ------
Allowance for loan losses           (42,048)                         (47,630)
Cash & non-interest
  earning assets                    109,231                          124,191
                                 ----------                       ----------

Total assets                     $2,988,221                       $2,833,554
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  285,112       364     0.51%   $  318,185       311     0.39%         53       (179)       232
Money market accounts               291,767     3,065     4.17%      152,007     1,002     2.61%      2,063      1,250        813
Savings                             703,469     2,878     1.62%      775,151     1,545     0.79%      1,333       (933)     2,266
Time deposits                     1,121,216    11,182     3.96%    1,006,731     8,105     3.19%      3,077        985      2,092
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
  Total interest
    bearing deposits              2,401,564    17,489     2.89%    2,252,074    10,963     1.93%      6,526      1,123      5,403
Short-term borrowings                95,178       989     4.12%       82,482       537     2.59%        452         93        359
Long-term debt                           68         1     5.18%           96         1     5.18%          -          -          -
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
    Total Interest
      Bearing Liabilities         2,496,810    18,479     2.94%    2,334,652    11,501     1.95%      6,978      1,217      5,761
                                              -------                          -------               ------     ------     ------
Demand deposits                     245,956                          240,253
Other liabilities                    27,037                           28,891
Shareholders' equity                218,418                          229,758
                                 ----------                       ----------

Total liab. &
  shareholders' equity           $2,988,221                       $2,833,554
                                 ==========                       ==========
Net Interest Income                            25,163                           27,710               (2,547)    (1,254)    (1,293)
                                              -------                          -------               ------     ------     ------

Net Interest Spread                                       3.03%                            3.73%

Net Interest margin
  (net interest income
  to total interest
  earning assets)                                         3.46%                            4.03%

Tax equivalent adjustment                        (801)                            (778)
                                              -------                          -------

  Net Interest Income
    per book                                   24,362                           26,932
                                              =======                          =======


                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale is calculated using amortized costs for these securities. Included in the balance of shareholders' equity is unrealized (depreciation) appreciation, net of tax, in the available for sale portfolio of ($13.5) million in 2006 and $2.2 million in 2005. The subtotals contained in the following table are the arithmetic totals of the items contained in that category.



                                       Nine Months 2006                 Nine Months 2005
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------  --------    -----    ----------  --------    -----      ------     ------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      904  $     31     4.51%   $    1,247  $     25     2.63%          6        (11)        17
Gov't Sponsored Enterprises         788,904    30,766     5.20%      639,755    24,754     5.16%      6,012      5,819        193
Mortgage-backed securities
  and collateralized
  mortgage obligations              188,613     6,634     4.69%      211,382     7,271     4.59%       (637)      (881)       244
States and political
  subdivisions                      126,002     6,532     6.91%      131,163     7,528     7.65%       (996)      (288)      (708)
Other                                12,248       527     5.75%       15,969       677     5.66%       (150)      (167)        17
                                 ----------  --------    -----    ----------  --------    -----      ------     ------     ------
    Total securities
      available for sale          1,116,671    44,490     5.31%      999,516    40,255     5.37%      4,235      4,470       (235)

Federal funds sold and other
  short-term Investments            187,118     6,772     4.84%      456,100     9,519     2.79%     (2,747)    (9,549)     6,802

Commercial Loans                    227,366    12,860     7.54%      200,900    10,846     7.20%      2,014      1,483        531
Residential mortgage loans        1,127,775    52,426     6.20%      900,115    42,934     6.36%      9,492     11,253     (1,761)
Home equity lines of credit         210,987    10,691     6.77%      192,760     8,419     5.84%      2,272        846      1,426
Installment loans                     5,336       569    14.26%       11,414     1,021    11.95%       (452)      (719)       267
                                 ----------  --------    -----    ----------  --------    -----      ------     ------     ------
Loans, net                        1,571,464    76,546     6.50%    1,305,189    63,220     6.46%     13,326     12,864        462

  Total interest
    earning assets                2,875,253   127,808     5.93%    2,760,805   112,994     5.46%     14,814      7,785      7,029
                                             --------    -----                --------    -----      ------     ------     ------
Allowance for loan losses           (43,260)                         (48,202)
Cash & non-interest
  earning assets                    112,673                          127,466
                                 ----------                       ----------

Total assets                     $2,944,666                       $2,840,069
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  290,722     1,008     0.46%   $  322,664     1,078     0.45%        (70)       (90)        20
Money market accounts               245,152     7,321     3.99%      147,480     2,013     1.82%      5,308      1,895      3,413
Savings                             713,438     7,975     1.49%      801,265     4,752     0.79%      3,223       (880)     4,103
Time deposits                     1,107,414    31,659     3.82%      996,629    22,637     3.04%      9,022      2,727      6,295
                                 ----------  --------    -----    ----------  --------    -----      ------     ------     ------
  Total interest
    bearing deposits              2,356,726    47,963     2.72%    2,268,038    30,480     1.80%     17,483      3,652     13,831
Short-term borrowings                95,394     2,728     3.82%       82,148     1,350     2.20%      1,378        248      1,130
Long-term debt                           75         3     5.24%          103         4     5.24%         (1)        (1)         -
                                 ----------  --------    -----    ----------  --------    -----      ------     ------     ------
    Total Interest
      Bearing Liabilities         2,452,195    50,694     2.76%    2,350,289    31,834     1.81%     18,860      3,899     14,961
                                             --------                         --------               ------     ------     ------
Demand deposits                     244,978                          233,316
Other liabilities                    27,898                           27,651
Shareholders' equity                219,595                          228,813
                                 ----------                       ----------

Total liab. &
  shareholders' equity           $2,944,666                       $2,840,069
                                 ==========                       ==========
Net Interest Income                            77,114                           81,160               (4,046)     3,886     (7,932)
                                             --------                         --------               ------     ------     ------

Net Interest Spread                                       3.17%                            3.65%

Net Interest margin
  (net interest income
  to total interest
  earning assets)                                         3.57%                            3.92%

Tax equivalent adjustment                      (2,315)                          (2,660)
                                             --------                         --------

  Net Interest Income
    per book                                   74,799                           78,500
                                             ========                         ========


Item 3. Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2005 the Company is subject to interest rate risk as its principal market risk. As noted throughout this Management's Discussion and Analysis for the three months and nine months ended September 30, 2006, the Company continues to respond to changes in interest rates to position the Company to meet short term earning goals but also allow the Company to respond to changes in interest rates in the future. Consequently the year-to-date average balance of federal funds sold and other short-term investments has decreased to $187.1 million in 2006 from $456.1 million in 2005. As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the securities available for sale and loan portfolios. This trend is expected to continue into the fourth quarter. The Company believes there was no significant change to its interest rate risk during the third quarter of 2006.


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

         Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board ("FASB") and others change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                                         Total Number of              Maximum Number of
                                                                     Shares Purchased as Part       Shares that May Yet Be
                           Total Number of       Average Price        of Publicly Announced          Purchased Under the
Period                    Shares Purchased       Paid per Share          Plans or Programs            Plans or Programs

     July 1 - July 31           30,148               $11.07                     0                            N/A

   August 1 - August 31        158,000               $10.94                     0                            N/A

September 1 - September 30      14,500               $10.90                     0                            N/A

          Total                202,648               $10.95


All 202,648 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


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

  31(b)           Rule 13a-15(e)/15d-15(e) Certification of Robert T.
                  Cushing, principal financial officer.

  32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


(b) Reports on Form 8-K

During the quarter ended September 30, 2006, TrustCo filed the following reports on Form 8-K:

July 18, 2006, regarding a press release dated July 18, 2006, detailing 2006 second quarter financial results.

August 15, 2006, regarding a press release dated August 15, 2006, declaring a cash dividend of $0.16 per share payable on October 2, 2006, to shareholders of record at the close of business on September 8, 2006.

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




Date: November 3, 2006

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