Form 10-K
period 2006-12-31
TRUSTCO BANK CORP N Y
filed 2007-02-28
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           [X] Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the Fiscal Year Ended December 31, 2006

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


                  Securities registered pursuant to Section
                              12(b) of the Act:


     Title of each class                   Name of exchange on which registered)
     -------------------                   -------------------------------------
Common Stock, $1.00 Par Value                 The NASDAQ Stock Market LLC



       Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes.(x) No.( )

         Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act.   Yes.( ) No.(x)

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

Large Accelerated Filer (x) Accelerated Filer ( ) Non-Accelerated Filer ( )

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ( ) No. (x )

         The aggregate market value of the common stock held by non-affiliates as of June 30, 2006 was approximately $795,187,232 (based upon the closing price of $11.02 on June 30, 2006, as reported on the Nasdaq National Market).

         The number of shares outstanding of the registrant's common stock as of February 20, 2007 was 74,931,181.

         Documents Incorporated by Reference: (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2006 (Part I and Part II) and (2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2007 (Part III).

                                    INDEX


Description                                                               Page
                    Use of Non-GAAP Financial Measures                     3-4

PART I

         Item 1     Business                                              5-15
         Item 1A    Risk Factors                                         15-19
         Item 1B    Unresolved Staff Comments                               19
         Item 2     Properties                                              19
         Item 3     Legal Proceedings                                       19
         Item 4     Submission of Matters to a Vote of Security             19
                    Holders

PART II

         Item 5     Market for the Registrant's Common Equity,           21-22
                    Related Stockholder Matters and Issuer
                    Purchases of Equity Securities
         Item 6     Selected Financial Data                                 22
         Item 7     Management's Discussion and Analysis of                 22
                    Financial Condition and Results of Operations
         Item 7A    Quantitative and Qualitative Disclosures about          22
                    Market Risk
         Item 8     Financial Statements and Supplementary Data             22
         Item 9     Changes in and Disagreements with Accountants           23
                    On Accounting and Financial Disclosure
         Item 9A    Controls and Procedures                                 23
         Item 9B    Other Information                                       23

PART III

         Item 10    Directors and Executive Officers of Registrant       23-24
         Item 11    Executive Compensation                                  24
         Item 12    Security Ownership of Certain Beneficial Owners         24
                    and Management and Related Stockholder
                    Matters
         Item 13    Certain Relationships and Related Transactions          25
         Item 14    Principal Accounting Fees and Services                  25

PART IV

         Item 15    Exhibits, Financial Statement Schedules              25-29

                    Signatures                                           30-31

EXHIBITS INDEX                                                              32

                     USE OF NON-GAAP FINANCIAL MEASURES


The Securities and Exchange Commission ("SEC") has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain "non-GAAP financial measures." GAAP is generally accepted accounting principles in the United States of America. Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company's reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC. The SEC has exempted from the definition of "non-GAAP financial measures" certain specific types of commonly used financial measures that are not based on GAAP. When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required. The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

         Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis. That is, to the extent that some component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in comparing one financial institution's net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios. Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution. We follow these practices.

         The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control. The efficiency ratio typically is defined as noninterest expense divided by taxable equivalent net interest income plus noninterest income. As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis. Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as non-recurring charges, and other real estate expense (deducted from noninterest expense) and securities transactions and other non-recurring income items (excluded from noninterest income). We follow these practices.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 554 full-time equivalent employees of TrustCo at year-end 2006. TrustCo had 14,693 shareholders of record as of December 29, 2006 (the last business day in 2006) and the closing price of the TrustCo common stock on that date was $11.12.


Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 89 automatic teller machines and 90 banking offices in Albany, Columbia, Dutchess, Greene, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Hillsborough, Lake, Orange, Sarasota and Seminole counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the Federal Office of Thrift Supervision ("OTS") and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank established an operating subsidiary, Trustco Vermont Investment Company, in September 2003 for the purposes of holding all of the shares of the capital stock of the Bank's existing subsidiary, Trustco Realty Corp., that were held by the Bank and of acquiring and managing other investments. Trustco Realty Corp. holds certain mortgage assets which are serviced by the Bank. The Bank accounted for substantially all of TrustCo's 2006 consolidated net income and average assets.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $901 million as of December 31, 2006.

The daily operations of the Bank remain the responsibility of its officers, subject to the oversight of its Board of Directors and overall supervision by TrustCo. The accounts of the Bank are included in TrustCo's consolidated financial statements.


ORE Subsidiary

In 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.


TrustCo Charitable Foundation, Inc.

In 2005, TrustCo founded TrustCo Charitable Foundation, Inc., a New York corporation, for the purpose of making charitable contributions to the communities it serves. The accounts of this Company are not included in TrustCo's consolidated financial statements.


Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company's most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank's market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In the Capital District area of New York State, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last several years. Commercial banks, thrift institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.


Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company registered under the Home Owners' Loan Act (the "HOLA"), TrustCo is regulated and examined by the OTS. The HOLA requires TrustCo to obtain prior OTS approval for acquisitions and restricts the business operations permitted to TrustCo. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank's primary federal regulator.

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which appears in the footnotes theirin, contains information concerning restrictions on the Bank's ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 16 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which appears in the footnotes theirin and contains information concerning regulatory capital requirements.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.


Holding Company Activities

The activities of savings and loan holding companies are governed by the HOLA. Since TrustCo became a savings and loan holding company in 2002, its activities are limited to those permissible for "multiple" savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for "financial holding companies" (which are described below). "Savings associations" include federal savings banks such as the Bank. TrustCo must obtain approval from the appropriate bank regulatory agencies before acquiring control of any insured depository institution.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.
In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.


Securities Regulation and Corporate Governance

The Company's common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of The Nasdaq Stock Market
LLC, on which its Common Stock is traded. Like other issuers of publicly traded securities, the Company must also comply with The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud and contains reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company has and will continue to incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.


Federal Savings Institution Regulation

Business Activities. Federal law and regulations govern the activities of federal savings banks such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

Regulatory Capital Requirements. OTS capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders' equity adjusted for the effects of other comprehensive income ("OCI"), net of the adjustment to record the previously unrecognized overfunded position of employee benefit plans, less goodwill and other disallowed assets. An association's ratio of Tier 1 core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders' equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

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

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund ("DIF") of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank. The Bank cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past, and Trustco Bank will have credits of approximately $1.3 million to offset premiums in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Assessments. The Bank is required to pay assessments to the Office of Thrift Supervision to fund the agency's operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2006 totaled approximately $500 thousand.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last
CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities;
(ii) its qualified investments; and (iii) the availability and effectiveness of the institution's system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Qualified Thrift Lender Test. Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender ("QTL") test or the Internal Revenue Code's Domestic Building and Loan Association ("DBLA") test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company's mandatory registration as a savings and loan holding company under the Act. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association's total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a "business operations test" and a "60 percent of assets test." The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) The institution acquires its savings accounts in conformity with OTS rules and regulations and (ii) The general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The Bank is currently, and expects to remain, in compliance with these standards.


Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2006 was as follows:


Amount of transaction accounts                Reserve Requirement

  $0 to $8.5 million                          0 percent of amount.
  Over $8.5 million and                       3 percent of amount.
    up to $45.8 million                       $1,119,000 plus 10 percent of
  Over $45.8 million                            amount over $45.8 million.

The Bank is in compliance with these requirements as of December 31, 2006.


Gramm-Leach-Bliley Act Privacy Requirements

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") generally provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other matters, the GLB Act established a federal right to the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Compliance with the rules was mandatory starting on July 1, 2001. These rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under very limited circumstances (e.g., providing customer information to the Company's data processing provider), the rules have not had a significant impact on the Company's results of operations or financial condition.


Other Legislation

The USA PATRIOT Act ("Patriot Act"), which was enacted in the aftermath of the September 11, 2001 terrorist attacks, adopted numerous provisions designed to fight international money laundering and to block terrorist access to the U.S. financial system. Under Title III of the Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. Further, the effectiveness of a financial institution in combating money laundering activities is a factor to be considered in applications submitted by a financial institution under the Bank Merger Act. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

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

The proposed 2007 New York State budget bill contains a provision that would potentially increase the amount of state tax paid by the Company. The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2007.


Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.


Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.


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

Forward-Looking Statements

Statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" of TrustCo's Annual Report to Shareholders for the year ended December 31, 2006 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk;
(iii) competition; (iv) changes in the regulatory environment; and (v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 5.25%. While these short-term market interest rates (which are used as a guide to price the Bank's deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank's longer-term loans) have not. This "flattening" of the market yield curve has had a negative impact on the Bank's interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank's deposits and borrowings continue to reprice upwards faster than rates on the Bank's long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank's profitability.

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


Provisions in our articles of incorporation and bylaws and New York law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock.

Our articles of incorporation and bylaws include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore, making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, New York law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of the board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.


Changes in accounting standards could impact reported earnings.

The accounting standard setting bodies, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change financial accounting and reporting standards that govern the preparation of our consolidated statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, which could effect beginning of period financial statement amounts.

The preparation of financial statements requires the use of estimates that may vary from actual results.

Preparation of consolidated financial statements in conformity with accounting principles accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of this estimate, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses higher than the current balance.


We rely on communications, information, operating and financial control systems, and technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business. Further, we may not be able to substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology.
Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.


If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or "bird flu" and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

Decline in home values in the Company's markets could adversely impact results from operations.

Like all financial services providers, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values in the Company's markets could have a negative effect on the results of operations. A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.


Item 1B  Unresolved Staff Comments

None.


Item 2.  Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 90 offices, of which 23 are owned and 67 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                        Executive Officers of TrustCo


         The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:


                                                                                         Year First
Name, Age and                                                                                Became
Position With            Principal Occupations Or Employment Since                        Executive
Trustco                  January 1, 2001                                                 of TrustCo

Robert J. McCormick,     President and Chief Executive Officer of TrustCo since January        2000
Age 43,                  2004, Executive Officer of TrustCo since 2001 and President
President and Chief      and Chief Executive Officer of Trustco Bank since November
Executive Officer        2002. Director of TrustCo and Trustco Bank since 2005. Robert
                         J. McCormick is the son of Robert A. McCormick.


Robert T. Cushing,       Executive Vice President and Chief Financial Officer of               1994
Age 51,                  TrustCo since January 2004, President and Chief Executive
Executive Vice           Officer of TrustCo from November 2002 to December 2003;
President and Chief      Executive Officer of TrustCo and Trustco Bank since 1994.
Financial Officer        Joined Trustco Bank in 1994.


Scot R. Salvador,        Executive Vice President and Chief Banking Officer of TrustCo         2004
Age 40,                  and Trustco Bank since January 2004. Executive Officer of
Executive Vice           TrustCo and Trustco Bank since 2004. Joined Trustco Bank in
President and Chief      1995.
Banking Officer


Thomas M. Poitras,       Secretary of TrustCo and Trustco Bank since 2006,                     2005
Age 44,                  Assistant Secretary of Trustco and Trustco Bank from
Vice President and       March 2005 to November 2006. Vice President of Trustco Bank
Secretary                since 2001 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.


Robert M. Leonard,       Assistant Secretary of TrustCo and Trustco Bank since                 2003
Age 44,                  November 2006, Secretary of Trustco and Trustco Bank from
Administrative Vice      2003 to November 2006. Administrative Vice President of
President and            TrustCo and Trustco Bank since 2004. Executive Officer of
Assistant Secretary      TrustCo and Trustco Bank since 2003. Joined Trustco Bank
                         in 1986.


Sharon J. Parvis,        Assistant Secretary of TrustCo and Trustco Bank since March           2005
Age 56,                  2005. Vice President of Trustco Bank since 1996 and Executive
Vice President and       Officer of TrustCo and Trustco Bank since 2005. Joined
Assistant Secretary      Trustco Bank in 1987.


Each executive officer is elected by the Board of Directors to serve until election of his successor.

                                   PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo's common stock is traded on The Nasdaq Stock Market, LLC under the symbol "TRST." Information with respect to the range of high and low sales prices for TrustCo's common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page [1] of TrustCo's Annual Report to Shareholders for the year ended December 31, 2006. TrustCo had 14,669 shareholders of record as of February 20, 2007, and the closing price of TrustCo's common stock on that date was $10.47.

The following table provides information, as of December 31, 2006, regarding securities authorized for issuance under TrustCo's equity compensation plans.


                                                                     Number of
                                                                    securities
                      Number of                                      remaining
               securities to be                           available for future
                    issued upon      Weighted-average           issuance under
                    exercise of        exercise price      equity compensation
                    outstanding        of outstanding         plans (excluding
              options, warrants     options, warrants     securities reflected
                     and rights            and rights           in column (a))


Plan category               (a)                   (b)                      (c)


Equity
compensation
plans approved
by security           4,056,666                $10.95                1,173,250
holders


Equity
compensation
plans
not approved
by security                None                  None                     None
holders


Total                 4,056,666                $10.95                1,173,250


The following table provides information with respect to purchases of shares of TrustCo's common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2006.

                       Purchases of Equity Securities


                                                        Total          Maximum
                                                    Number of           Number
                                                       Shares        Of Shares
                                                 Purchased as         That May
                                                      Part of           Yet Be
                             Total     Average       Publicly        Purchased
                         Number of       Price      Announced        Under the
2006                        Shares    Paid per       Plans or         Plans or
Period                   Purchased       Share       Programs         Programs


October 1-31                22,500       11.03              0              N/A

November 1-30              103,500       11.09              0              N/A

December 1-31               24,000       11.10              0              N/A

Total                      150,000       11.08              0              N/A



TrustCo's Annual Report to Shareholders for the year ended December 31,
2006, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company's cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Superregional Banks. Such graph is incorporated herein by reference.

All 150,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company's dividend reinvestment plan.


Item 6.  Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which is filed as Exhibit 13 hereto, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which is filed as Exhibit 13 hereto, are incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which is filed as Exhibit 13 hereto, are incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP is included in the TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management's Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP is included in the TrustCo's Annual Report to Shareholders for the year ended December 31, 2006, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Subsequent to the date of Management's evaluation and since September 30, 2006, there were no significant changes in the Company's internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 9B. Other Information

None.


                                  PART III


Item 10. Directors and Executive Officers of Registrant

The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2007 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance". TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Sharon J. Parvis, Vice President, TrustCo Bank Corp NY, P.O.

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


Item 11. Executive Compensation

The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" included in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2007, is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers," and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2007, is incorporated herein by reference. Additional information concerning the Company's equity compensation plan is set forth in Item 5 hereof.

Item 13. Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" included in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 14, 2007 is incorporated herein by reference.


Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP ("KPMG") for the audit of TrustCo's annual consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, and fees billed for other services provided by KPMG during 2006 and 2005.

                               2006                2005

Audit Fees                 $340,000            $308,500
Audit Related Fees(1)        12,000              79,400
Tax Fees(2)                 117,600             144,700
All Other Fees(3)            87,950              86,969

Total Fees                 $557,550            $619,569


(1) For 2006 and 2005, audit related fees included audit and accounting related services. For 2005 audit related fees also included $23,500 for audits of certain employee benefits.

(2) For 2006 and 2005, tax fees include tax return preparation services and other compliance services.

(3) For 2006 and 2005, all other fees consisted of fees for tax planning services.


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


Consolidated Statements of Condition -- December 31, 2006 and 2005.


Consolidated Statements of Income -- Years Ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2006, 2005, and 2004.


Consolidated Statements of Cash Flows -- Years Ended December 31, 2006, 2005, and 2004.


Notes to Consolidated Financial Statements.


Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.


Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2006 and 2005.

The following exhibits are incorporated herein by reference:*


Exhibit    Description
No.

3(i) Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993, as amended.

3(ii)       Amended and Restated Bylaws of TrustCo Bank Corp NY, dated
            February 20, 2007

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

10(c) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001.

10(d) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

10(e) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001.

10(f)       Amended and Restated Employment Agreements Between Trustco Bank,

            National Association, TrustCo Bank Corp NY and each of Robert T. Cushing and Robert J. McCormick dated September 18, 2001.

10(g) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

10(j) Amended and Restated Trustco Bank, National Association Deferred Compensation Plan for Directors, dated September 18, 2001.

10(k)       Consulting Agreement Between TrustCo Bank Corp NY and
            Robert A. McCormick, dated October 11, 2002.

10(l) Amendment No.1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003.

10(m) Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Scot R. Salvador, dated January 1, 2004.

10(n) Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(o) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004
            (portions omitted pursuant to a request for confidential treatment).

10(p) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8
            (File No. 333-115689), filed May 20, 2004).

10(q)       2004 TrustCo Stock Option Plan (incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-8
            (File No. 333-115674), filed May 20, 2004).

10(r) 2005 Amended and Restated Trustco Bank Deferred Compensation Plans for Directors, dated December 20, 2005.

10(s) Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(t) Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(u) Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(v) Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(w) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(x) Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(y)       Restatement of Trustco Bank Senior Incentive Plan dated
            December 20, 2005.

10(z) Amendment No. 3 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan.

11          Computation of Net Income Per Common Share.


*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:


Exhibit
No.         Description

10(aa) Amendment No. 1 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan

10(bb) Amendment No. 2 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2006.

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


TrustCo Bank Corp NY


By: /s/ Robert T. Cushing
    ---------------------
        Robert T. Cushing
        Executive Vice President and
        Chief Financial Officer

Date: February 27, 2007

                                 Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Name and Signature                        Title                       Date

/s/ Robert J. McCormick       President and Chief Executive    February 20, 2007
-----------------------       Officer (principal executive
    Robert J. McCormick       officer)



/s/ Robert T. Cushing         Executive Vice President and     February 20, 2007
-----------------------       Chief Financial Officer
    Robert T. Cushing         (principal financial and
                              accounting officer)


         *                    Director                         February 20, 2007
-----------------------
    Joseph Lucarelli


         *                    Director                         February 20, 2007
-----------------------
    Thomas O. Maggs


         *                    Director                         February 20, 2007
-----------------------
    Dr. Anthony J. Marinello


         *                    Director                         February 20, 2007
-----------------------
    Robert A. McCormick


         *                    Director                         February 20, 2007
-----------------------
    William D. Powers


         *                    Director                         February 20, 2007
-----------------------
    William J. Purdy



         * By: /s/ Thomas Poitras
               ------------------
                   Thomas Poitras, as Agent
                   Pursuant to Power of Attorney

                                Exhibit Index


Exhibit
No.         Description

3(i)        Amended and Restated Certificate of Incorporation of
            TrustCo Bank Corp NY, as amended, incorporated by reference to, Exhibit 3(i)a to TrustCo Bank Corp NY's Quarterly
            Report on Form 10-Q, for the quarter ended June 30, 2006.

3(ii) Amended and Restated Bylaws of TrustCo Bank Corp NY, dated February 20, 2007, incorporated by reference to Exhibit 3(ii) to TrustCo Bank Corp NY's Report on Form 8-K, filed February 20, 2007.

10(a) Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(b) Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to,
            Exhibit 10(c) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(c) Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(f) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(d) Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(g) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(e) Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(h) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(f) Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of
            Robert T. Cushing and Robert J. McCormick dated September 18, 2001 incorporated by reference to, Exhibit 10(i) to TrustCo
            Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(g) Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(k) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(h) Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to,
            Exhibit 10(l) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(i) Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001 incorporated by reference to,
            Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(j) Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated September 18, 2001 incorporated by reference to,
            Exhibit 10(n) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2001.

10(k)       Consulting Agreement Between TrustCo Bank Corp NY and
            Robert A. McCormick, dated October 11, 2002 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.

10(l) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003 incorporated by reference to, Exhibit 10(m) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2003.

10(m) Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY, and Scot R. Salvador, dated January 1, 2004 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(n) Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(o) Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

10(p) 2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8
            (File No. 333-115689), filed May 20, 2004).

10(q)       2004 TrustCo Stock Option Plan (incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-8
            (File No. 333-115674), filed May 20, 2004).

10(r) 2005 Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated December 20, 2005, incorporated by reference to
            Exhibit 10(s) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(s) Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(v) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(t) Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(w) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(u) Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(v) Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(w) Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(x) Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to
            Exhibit 10(aa) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(y)       Restatement of Trustco Bank Senior Incentive Plan dated
            December 20, 2005, incorporated by reference to Exhibit 10(bb) to TrustCo Bank Corp NY's Annual Report on Form 10-K, for the year ended December 31, 2005.

10(z) Amendment No. 3 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by Reference to Exhibit 99 to TrustCo Bank Corp NY's Report on Form 8-K, filed December 19, 2006.

10(aa) Amendment No. 1 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan, filed herewith.

10(bb) Amendment No. 2 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan, filed herewith.

11 Computation of Net Income Per Common Share. Note 13 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2006 is incorporated herein by reference.

13 Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2006, filed herewith.

21          List of Subsidiaries of TrustCo, filed herewith.

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

                              GRAPHICS APPENDIX

                                                            Cross Reference to
Omitted Charts                                           Page of Annual Report


1        Taxable Equivalent Net Interest Income                         8

2        Efficiency Ratio                                              22

3        TrustCo 5 Year Chart                                          53

4        TrustCo 15 Year Chart                                         54


The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.