Form 10-Q
period 2007-03-31
TRUSTCO BANK CORP N Y
filed 2007-05-10
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                          Commission File Number 0-10592
   March 31, 2007

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

                                                               ( ) Yes  (x) No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
           Class of Common Stock                    as of April 30, 2007
           ---------------------                ----------------------------
               $1 Par Value                             75,115,857

                             TrustCo Bank Corp NY

                                    INDEX


Part I.     FINANCIAL INFORMATION                                     PAGE NO.
------------------------------------------------------------------------------

Item 1.     Interim Financial Statements (Unaudited):

            Consolidated Statements of Income for the Three Months           1
            Ended March 31, 2007 and 2006

            Consolidated Statements of Financial Condition as of             2
            March 31, 2007 and December 31, 2006

            Consolidated Statements of Changes in Shareholders'              3
            Equity for the Three Months Ended March 31, 2007 and 2006

            Consolidated Statments of Cash Flows for the Three             4-5
            Months Ended March 31, 2007 and 2006

            Notes to Consoldated Interim Financial Statements             6-11

            Report of Independent Registered Public Accounting Firm         12

Item 2.     Management's Discussion and Analysis of Financial            13-26
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      27

Item 4.     Controls and Procedures                                    27 - 28


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               29

Item 1A.    Risk Factors                                                    29

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     29

Item 3.     Defaults Upon Senior Securities                                 29

Item 4.     Submissions of Matters to a Vote of Security Holders            29

Item 5.     Other Information                                               29

Item 6.     Exhibits and Reports Form 8-K                                   30

                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)

                                                      3 Months Ended
                                                         March 31,
                                             --------------------------------
                                                       2007              2006
                                             --------------    --------------
Interest and dividend income:
  Interest and fees on loans                 $       28,631            24,351
  Interest and dividends on:
   U.S. Treasuries and agencies and
    government sponsored enterprises                  9,659             9,983
   States and political subdivisions                  1,449             1,363
   Mortgage-backed securities and
    collateralized mortgage obligations               1,964             2,294
   Other securities                                     139               226
   Interest on federal funds sold and
    other short term investments                      3,439             2,492
                                             --------------    --------------

   Total interest income                             45,281            40,709
                                             --------------    --------------

Interest expense:
  Interest on deposits:
   Interest-bearing checking                            202               284
   Savings                                            2,424             2,366
   Money market deposit accounts                      3,304             1,841
   Time deposits                                     14,636             9,928
  Interest on short-term borrowings                     993               778
  Interest on long-term debt                              1                 1
                                             --------------    --------------
   Total interest expense                            21,560            15,198
                                             --------------    --------------

   Net interest income                               23,721            25,511
  Provision (credit) for loan losses                      0            (1,800)
                                             --------------    --------------
   Net interest income after provision
    (credit) for loan losses                         23,721            27,311
                                             --------------    --------------

  Noninterest income:
   Trust department income                            1,453             1,238
   Fees for other services to customers               2,306             1,931
   Unrealized trading gains                           3,445                 0
   Net loss on securities transactions                    0              (288)
   Other                                                344               424
                                             --------------    --------------
   Total noninterest income                           7,548             3,305
                                             --------------    --------------

  Noninterest expenses:
   Salaries and employee benefits                     4,909             4,961
   Net occupancy expense                              2,417             1,974
   Equipment expense                                    744               741
   Professional services                                938               824
   Outsourced services                                1,073             1,051
   Other real estate expenses / (income)                 20               (10)
   Other                                              2,605             2,384
                                             --------------    --------------
   Total noninterest expenses                        12,706            11,925
                                             --------------    --------------

   Income before taxes                               18,563            18,691
  Income taxes                                        6,249             6,325
                                             --------------    --------------

   Net income                                $       12,314            12,366
                                             ==============    ==============

Net income per Common Share:
   - Basic                                   $        0.164             0.165
                                             ==============    ==============

   - Diluted                                 $        0.164             0.164
                                             ==============    ==============


See accompanying notes to unaudited consolidated interim financial statements.

                             TRUSTCO BANK CORP NY
                     Consolidated Statements of Condition
                 (dollars in thousands, except per share data)

                                                    03/31/07         12/31/06
                                              --------------   --------------
ASSETS:
Cash and due from banks                       $       39,435           47,889

Federal funds sold and other
short term investments                               335,259          243,449
                                              --------------   --------------
  Total cash and cash equivalents                    374,694          291,338

Trading securities:
  Government sponsored enterprises                   505,690                0

Securities available for sale:
  Government sponsored enterprises                   197,723          734,547
  States and political subdivisions                  132,425          132,879
  Mortgage-backed securities and
   collateralized mortgage obligations               163,014          167,899
  Other                                               12,501           12,945
                                              --------------   --------------
   Total securities available for sale               505,663        1,048,270
                                              --------------   --------------

Loans:
  Commercial                                         269,903          263,041
  Residential mortgage loans                       1,281,572        1,250,427
  Home equity line of credit                         242,606          242,555
  Installment loans                                    6,207            6,491
                                              --------------   --------------
   Total loans                                     1,800,288        1,762,514
                                              --------------   --------------
Less:
  Allowance for loan losses                           35,357           35,616
                                              --------------   --------------
  Net loans                                        1,764,931        1,726,898

Bank premises and equipment, net                      24,966           24,050
Other assets                                          68,921           70,631
                                              --------------   --------------

   Total assets                               $    3,244,865        3,161,187
                                              ==============   ==============

LIABILITIES:
 Deposits:
  Demand                                      $      249,034          259,401
  Interest-bearing checking                          280,106          290,784
  Savings accounts                                   657,762          662,310
  Money market deposit accounts                      330,335          310,719
  Certificates of deposit
  (in denominations of $100,000 or more)             332,134          299,813
  Time deposits                                    1,032,432          976,356
                                              --------------   --------------
   Total deposits                                  2,881,803        2,799,383

Short-term borrowings                                 97,064           95,507
Long-term debt                                            51               59
Accrued expenses and other liabilities                25,967           26,715
                                              --------------   --------------

   Total liabilities                               3,004,885        2,921,664
                                              --------------   --------------

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000
  shares authorized and 82,168,851 and
  82,149,776 shares issued at March 31, 2007
  and December 31, 2006, respectively                 82,169           82,150
Surplus                                              119,755          119,313
Undivided profits                                    102,033          110,304
Accumulated other comprehensive income
  (loss), net of tax                                   5,463           (2,928)
Treasury stock at cost - 7,270,134 and
  7,276,450 shares at March 31, 2007
  and December 31, 2006, respectively                (69,440)         (69,316)
                                              --------------   --------------

   Total shareholders' equity                        239,980          239,523
                                              --------------   --------------

   Total liabilities and
    shareholders' equity                      $    3,244,865        3,161,187
                                              ==============   ==============

See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
    Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                (dollars in thousands, except per share data)


                                                                            Accumulated
                                                                            Other
                                     Capital                  Undivided     Comprehensive     Comprehensive   Treasury
                                     Stock         Surplus    Profits       Income (Loss)     Income          Stock      Total
                                     -------------------------------------------------------------------------------------------

Beginning balance, January 1, 2006   $82,120       117,770    103,315        (6,054)                          (68,490)   228,661
Adjustment to January 1, 2006
  beginning balance for adoption
  of SAB No. 108                           -             -      9,571             -                                 -      9,571
                                     -------------------------------------------------------------------------------------------
January 1, 2006 beginning balance
  as adjusted                         82,120       117,770    112,886        (6,054)                          (68,490)   238,232
Comprehensive income:
  Net Income - Three Months Ended
   March 31, 2006                                              12,366                         12,366                      12,366
  Other comprehensive loss,
   net of tax:
  Unrealized net holding loss on
   securities available-for-sale
   arising during the period, net
   of tax (pretax loss of $13,039)                                                            (7,837)
  Reclassification adjustment for
   net gain realized in net income
   during the year (pretax loss
   $288)                                                                                         171
                                                                                              ------
  Other comprehensive loss                                                   (7,666)          (7,666)                     (7,666)
                                                                                              ------
Comprehensive income                                                                           4,700
                                                                                              ------
Cash dividend declared, $.160 per
 share                                                        (11,974)                                                   (11,974)
Stock options exercised and related
 excess tax benefits                                   179                                                                   179
Treasury stock purchased
 (155,765 shares)                                                                                              (1,957)    (1,957)
Sale of treasury stock
 (139,702 shares)                                      244                                                      1,902      2,146
                                     -------------------------------------------------------------------------------------------
Ending balance, March 31, 2006       $82,120       118,193    113,278       (13,720)                          (68,545)   231,326
                                     -------------------------------------------------------------------------------------------

Beginning balance, January 1, 2007   $82,150       119,313    110,304        (2,928)                          (69,316)   239,523
Adjustment to initially apply
 FAS No. 159                                                   (8,606)        8,606                                            -
Comprehensive income:
  Net Income - Three Months Ended
   March 31, 2007                                              12,314                         12,314                      12,314
  Other comprehensive loss,
   net of tax:
  Amortization of prior service
   cost on pension and post
   retirement plans, net of tax
   (pretax of $121)                                                                              (73)
  Unrealized net holding loss on
   securities available-for-sale
   arising during the period, net
   of tax (pretax loss of $235)                                                                 (142)
                                                                                              ------
  Other comprehensive loss                                                     (215)            (215)                       (215)
                                                                                              ------
Comprehensive income                                                                          12,099
                                                                                              ------
Cash dividend declared, $.160 per
 share                                                        (11,979)                                                   (11,979)
Stock options exercised and
  related excess tax benefits             19           116                                                                   135
Treasury stock purchased
 (180,497 shares)                                                                                              (1,904)    (1,904)
Sale of treasury stock
 (186,813 shares)                                      326                                                      1,780      2,106
                                     -------------------------------------------------------------------------------------------
Ending balance, March 31, 2007       $82,169       119,755    102,033         5,463                           (69,440)   239,980
                                     -------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated interim financial statements.

                             TRUSTCO BANK CORP NY
              Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
YEAR ENDED MARCH 31,                                    2007             2006
                                              --------------   --------------
Cash flows from operating activities:
Net income                                    $       12,314           12,366

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          646              700
  Gain on sale of other real estate owned                  -              (34)
  Provision (credit) for loan losses                       -           (1,800)
  Deferred tax expense                                 1,163              999
  Net gain on sale of bank premises
   and equipment                                           -              (29)
  Net loss on sale of securities available
   for sale                                                -              288
  Unrealized appreciation of trading
   securities                                         (3,445)               -
  Decrease in taxes receivable                         6,263            6,172
  (Increase) decrease in interest receivable          (3,025)             260
  Increase in interest payable                           244              140
  Increase in other assets                            (2,530)          (1,535)
  Decrease in accrued expenses and
   other liabilities                                    (992)           2,879)
                                              --------------   --------------

   Total adjustments                                  (1,676)           2,282
                                              --------------   --------------

Net cash provided by operating activities             10,638           14,648
                                              --------------   --------------

Cash flows from investing activities:
  Proceeds from sales and calls of
   securities available for sale                       9,593           42,133
  Purchases of securities available for sale            (517)         (84,026)
  Proceeds from maturities of securities
   available for sale                                 31,050              550
  Net increase in loans                              (38,173)         (58,933)
  Proceeds from dispositions of other
   real estate owned                                       -               57
  Proceeds from dispositions of bank
   premises and equipment                                  -               38
  Purchases of bank premises and equipment            (1,562)          (1,514)
                                              --------------   --------------

   Net cash provided by (used in)
    investing activities                                 391         (101,695)
                                              --------------   --------------

Cash flows from financing activities:
  Net increase in deposits                            82,420           17,203
  Net increase in short-term borrowings                1,557           12,301
  Repayment of long-term debt                             (8)              (7)
  Proceeds from exercise of stock options
   and related excess tax benefits                       135              179
  Proceeds from sale of treasury stock                 2,106            2,146
  Purchase of treasury stock                          (1,904)          (1,957)
  Dividends paid                                     (11,979)         (11,964)
                                              --------------   --------------

   Net cash provided by financing
    activities                                        72,327           17,901
                                              --------------   --------------

Net increase (decrease) in cash and
  cash equivalents                                    83,356          (69,146)

Cash and cash equivalents at beginning
  of period                                          291,338          312,863
                                              --------------   --------------

Cash and cash equivalents at end of period    $      374,694          243,717
                                              ==============   ==============

                                                                  (continued)

See accompanying notes to unaudited consolidated interim financial statements.

                            TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                          (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
YEAR ENDED MARCH 31,
                                                        2007             2006
                                              --------------   --------------
Cash paid during the year for:
  Interest paid                                     $ 21,316           15,058
  Income taxes (refunded) paid                           (15)              81
Non cash investing and financing activities:
  Transfer of loans to other real estate owned           140               28
  Increase in dividends payable                            -               10
  Change in unrealized loss on securities
   available for sale-gross of deferred taxes           (235)         (12,751)
  Change in deferred tax effect on unrealized
   loss on securities available for sale                  93            5,084
  Amortization of prior service cost on
   pension and post retirement plans                     121                -
  Change in deferred tax effect of
   amortization of prior service cost                    (48)               -
  Securities available for sale transferred
   to trading securities                             516,558                -
  Cumulative effect of the adoption of
   FASB Statement No.
   No. 159-gross of deferred taxes                    14,313                -
  Change in deferred tax effect of the
   adoption of FASB Statement No. 159                 (5,707)               -
  Cumulative effect of the adoption of
  Staff Accounting Bulletin
   No. 108-gross of deferred taxes                         -           15,877
  Change in deferred tax effect of the
   adoption of Staff Accounting Bulletin
   No. 108                                                 -           (6,306)

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

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2006 Annual Report to Shareholders on Form 10-K.


2. Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three month period ended March 31, 2007 and 2006 follows:

                                                      Weighted
                                                      Average
                                         Net          Shares        Per Share
                                         Income       Outstanding   Amounts
                                         ------       -----------   ---------
(In thousands,except per share
For the quarter ended March 31, 2007:

Basic EPS:
  Net income available to
  Common shareholders                    $12,314      74,952        $0.164

Effect of Dilutive Securities:
  Stock options                                -         102         (.000)
                                         -------      ------        ------
Diluted EPS                              $12,314      75,054        $0.164
                                         =======      ======        ======

For quarter ended
March 31, 2006:

Basic EPS:
  Net income available to
  Common shareholders                    $12,366      74,871        $0.165

Effect of Dilutive Securities:
  Stock options                                -         392         (.001)
                                         -------      ------        ------
Diluted EPS                              $12,366      75,263        $0.164
                                         =======      ======        ======

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(unaudited) continued


3. Benefit Plans

The table below outlines the component's of the Company's net periodic expense (benefit) recognized during the three months ended March 31, 2007 and 2006 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit) (dollars in thousands)


                                         Pension Benefits       Other Postretirement Benefits
                                     ----------------------     -----------------------------
                                      2007             2006          2007           2006
                                     -----             ----          ----           ----

Service cost                         $   -              191             7              9

Interest cost                          354              388            14             18

Expected return on plan assets        (460)            (448)         (103)          (102)

Amortization of prior service cost       -               27          (121)          (114)
                                     -----             ----          ----           ----
Net periodic expense/(benefit)       $(106)             158          (203)          (189)
                                     =====             ====          ====           ====


The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2007. As of March 31, 2007, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2007.


4. Adoption of New Accounting Pronouncements

(a.) Statements of Financial Accounting Standards No. 159 "The Fair Value
     Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", and No. 157 "Fair Value Measurements".

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159), and No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement. This statement establishes a hierarchy of the levels of fair value measurement techniques. Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified as the available for sale portfolio totaling approximately $517 million. Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity. The Company changed its intent with respect to these securities to enable the Company to record these losses directly to undivided profits rather than current income based on the transition provisions of SFAS 159 by electing the fair value option for these securities. As a result, unrealized losses of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders' equity because the fair value adjustment had previously been included as an element of shareholders' equity in the accumulated other comprehensive income (loss) account, net of tax.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(unaudited) continued

As a result of TrustCo's fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007. Additionally, TrustCo has sold in the second quarter all of these securities and will recognize pre-tax trading losses of $2.7 million in the second quarter. While the proceeds from this sale were initially invested in federal funds sold, the Company intends to re-invest these proceeds by purchasing securities, primarily Government sponsored enterprises, for its trading portfolio. As of April 30, 2007 $240 million of government sponsored enterprises securities were purchased for the trading portfolio and the Company expects that substantially all of the remainder of the proceeds will be likewise invested in government sponsored enterprises trading securities by the end of the second quarter. TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio. Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit net income because the loss will not be realized in the income statement when the security is sold. If the trading securities were not sold, or if they were sold and the proceeds were reinvested in securities with nearly identical characteristics, then the portfolio would have a higher yield for accounting purposes, even if the cash interest earned was not changed.

As already stated, the Company recorded a $8.6 million charge to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007. Had the Company not adopted this new accounting standard and reclassifed the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income and the $3.4 million of pre-tax unrealized gains on trading account assets recognized during the quarter would also not have been recognized.

In determining the fair for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

                                  Statement                     Statement of
                                  of Condition    Net Loss      Condition
                                  12/31/06        recognized    after adoption
                                  Prior to        upon          of Fair
                                  adoption        adoption      Value Option
                                  ------------    ----------    --------------
($ in thousands)

Securities available for sale
 transferred to trading
 account assets:
  Amortized cost                  $516,558        (14,313)      502,245
  Unrealized depreciation          (14,313)        14,313             -
                                  --------        -------       -------
  Net transferred to trading
   account assets                 $502,245              -       502,245
                                  ========        =======       =======

The securities transferred to trading account assets as of January 1, 2007 were included previously in the available for sale portfolio as Government sponsored enterprises.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(unaudited) continued

TrustCo determined that it would be appropriate to account for certain of the Government sponsored enterprises securities at fair value based upon the relatively low interest rate on these bonds. Government sponsored enterprises bonds held by Trustco Bank in the available for sale portfolio as of January 1, 2007 under a predetermined interest rate (generally 5.45% or below) were identified as bonds to be recorded at fair value (the bonds also had an average life to maturity of approximately 9 years). Interest on trading account securities are recorded in the Consolidated Statements of Income based upon the coupon of the underlying bond and the par value of the securities. Unrealized gains and losses on the trading account securities are recognized based upon the fair value at period end compared to the beginning of that period.

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million. These securities are primarily higher yielding assets and also generally had shorter terms to final maturity. It is management's intention that Government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities. The yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years, ranging from 2007-2019 final maturity.

The following table presents the financial instruments recorded at fair value by the Company as of March 31, 2007 and for the three months ended March 31, 2007.



(in thousands)

                                                                                                 Change in fair value for
                                                                                                  the 3 month period from
                                                                                             January 1, 2007 to March 31, 2007
                                                                                             for items measured at fair value
                                                                                                pursuant to election of the
                            Fair Value Measurements at March 31, 2007 using:                        Fair Value Option
              ---------------------------------------------------------------------------   -----------------------------------
              Total carrying                                                                                        Total
              amount in                                      Quoted Prices                                          Changes in
              Statement of     Statement 107                 in Active        Significant                           Fair Values
              Financial        Fair Value      Fair Value    Markets for      other                      Salaries   Included
              Position         Estimate        Measurement   Identical        observable    Unrealized   and        in Current
              As of            As of           As of         Assets           input         Trading      Employee   Period
              3/31/2007        3/31/2007       3/31/2007     (Level 1)        (Level 2)     Gains        Benefits   Earnings
              --------------   -------------   -----------   --------------   -----------   ----------   --------   -----------

Assets
available
for sale      505,663          505,663         505,663       406,111          99,552            -          -            -

Trading
account
assets        505,690          505,690         505,690       505,690               -        3,445          -        3,445

Other
real
estate
owned             232              232             232             -             232            -          -            -


Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities. Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(unaudited) continued

(b.) FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") as of January 1, 2007. FIN 48 presribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the Company's adoption of FIN 48, there were no required adjustments to the Company's consolidated financial statements.

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management's evaluation of the probability of the benefit being realized. For 2007 the Company has recognized interest expense on the potential settlement amount as an element of other expenses and nothing for potential tax penalties.

For the three month ended March 31, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007                     $3,392
Additional unrecognized benefit
 for the period from 1/1/07 to 3/31/07         234
                                            ------
Balance March 31, 2007                      $3,626
                                            ======

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of March 31, 2007 that amount would be $2.4 million, after tax). Interest expense of $30 thousand has been recorded during the first quarter of 2007 and included in accrued expenses and other liabilities (no penalties have been accrued). The total accrual for interest expense included in the statement of financial condition is $419 thousand and is included in accrued expenses and other liabilities.

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated. Open Federal tax years are 2003, 2004 and 2005, and for New York State they are 2002 through 2005. The 2006 state and federal tax returns have not been filed.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(unaudited) continued

(c.) Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006 the
Company adopted the Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." As a result of the Adoption of SAB No. 108 TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders equity as an adjustment to January 1, 2006 undivided profits.


5. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $4.1 million at March 31, 2007 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2007 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" as of January 1, 2007, and Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatement In Current Year Financial Statements" as of January 1, 2006.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




/s/ KPMG LLP
------------
KPMG LLP


Albany, New York
May 4, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month period ended March 31, 2007, with comparisons to 2006 as applicable. Net interest margin is presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2006 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


Forward-looking Statements

Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2007 and 2006.


Recently Adopted Fair Value Accounting
Adoption of New Accounting Pronouncements

(a.) Statements of Financial Accounting Standards No. 159 "The Fair Value
     Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", and No. 157 "Fair Value Measurements".

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159), and No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement. This statement establishes a hierarchy of the levels of fair value measurement techniques. Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified as the available for sale portfolio totaling approximately $517 million. Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity. The Company changed its intent with respect to these securities to enable the Company to record these losses directly to undivided profits rather than current income based on the transition provisions of SFAS 159 by electing the fair value option for these securities. As a result, unrealized losses of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders' equity because the fair value adjustment had previously been included as an element of shareholders' equity in the accumulated other comprehensive income (loss) account, net of tax.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

As a result of TrustCo's fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007. Additionally, TrustCo has sold in the second quarter all of these securities and will recognize pre-tax trading losses of $2.7 million in the second quarter. While the proceeds from this sale were initially invested in federal funds sold, the Company intends to re-invest these proceeds by purchasing securities, primarily Government sponsored enterprises, for its trading portfolio. As of April 30, 2007 $240 million of government sponsored enterprises securities were purchased for the trading portfolio and the Company expects that substantially all of the remainder of the proceeds will be likewise invested in government sponsored enterprises trading securities by the end of the second quarter. TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio. Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit net income because the loss will not be realized in the income statement when the security is sold. If the trading securities were not sold, or if they were sold and the proceeds were reinvested in securities with nearly identical characteristics, then the portfolio would have a higher yield for accounting purposes, even if the cash interest earned was not changed.

As already stated, the Company recorded a $8.6 million charge to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007. Had the Company not adopted this new accounting standard and reclassifed the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income and the $3.4 million of pre-tax unrealized gains on trading account assets recognized during the quarter would also not have been recognized.

In determining the fair for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

                                  Statement                     Statement of
                                  of Condition    Net Loss      Condition
                                  12/31/06        recognized    after adoption
                                  Prior to        upon          of Fair
                                  adoption        adoption      Value Option
                                  ------------    ----------    --------------
($ in thousands)

Securities available for sale
 transferred to trading
 account assets:
  Amortized cost                  $516,558        (14,313)      502,245
  Unrealized depreciation          (14,313)        14,313             -
                                  --------        -------       -------
  Net transferred to trading
   account assets                 $502,245              -       502,245
                                  ========        =======       =======

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

The securities transferred to trading account assets as of January 1, 2007 were included previously in the available for sale portfolio as Government sponsored enterprises.

TrustCo determined that it would be appropriate to account for certain of the Government sponsored enterprises securities at fair value based upon the relatively low interest rate on these bonds. Government sponsored enterprises bonds held by Trustco Bank in the available for sale portfolio as of January 1, 2007 under a predetermined interest rate (generally 5.45% or below) were identified as bonds to be recorded at fair value (the bonds also had an average life to maturity of approximately 9 years). Interest on trading account securities are recorded in the Consolidated Statements of Income based upon the coupon of the underlying bond and the par value of the securities. Unrealized gains and losses on the trading account securities are recognized based upon the fair value at period end compared to the beginning of that period.

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million. These securities are primarily higher yielding assets and also generally had shorter terms to final maturity. It is management's intention that Government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities. The yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years, ranging from 2007-2019 final maturity.

The following table presents the financial instruments recorded at fair value by the Company as of March 31, 2007 and for the three months ended March 31, 2007.



(in thousands)

                                                                                                 Change in fair value for
                                                                                                  the 3 month period from
                                                                                             January 1, 2007 to March 31, 2007
                                                                                             for items measured at fair value
                                                                                                pursuant to election of the
                            Fair Value Measurements at March 31, 2007 using:                        Fair Value Option
              ---------------------------------------------------------------------------   -----------------------------------
              Total carrying                                                                                        Total
              amount in                                      Quoted Prices                                          Changes in
              Statement of     Statement 107                 in Active        Significant                           Fair Values
              Financial        Fair Value      Fair Value    Markets for      other                      Salaries   Included
              Position         Estimate        Measurement   Identical        observable    Unrealized   and        in Current
              As of            As of           As of         Assets           input         Trading      Employee   Period
              3/31/2007        3/31/2007       3/31/2007     (Level 1)        (Level 2)     Gains        Benefits   Earnings
              --------------   -------------   -----------   --------------   -----------   ----------   --------   -----------

Assets
available
for sale      505,663          505,663         505,663       406,111          99,552            -          -            -

Trading
account
assets        505,690          505,690         505,690       505,690               -        3,445          -        3,445

Other
real
estate
owned             232              232             232             -             232            -          -            -


TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities. Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.

(b.) FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") as of January 1, 2007. FIN 48 presribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the Company's adoption of FIN 48, there were no required adjustments to the Company's consolidated financial statements.

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management's evaluation of the probability of the benefit being realized. For 2007 the Company has recognized interest expense on the potential settlement amount as an element of other expenses and nothing for potential tax penalties.

For the three month ended March 31, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007                     $3,392
Additional unrecognized benefit
 for the period from 1/1/07 to 3/31/07         234
                                            ------
Balance March 31, 2007                      $3,626
                                            ======

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of March 31, 2007 that amount would be $2.4 million, after tax). Interest expense of $30 thousand has been recorded during the first quarter of 2007 and included in accrued expenses and other liabilities (no penalties have been accrued). The total accrual for interest expense included in the statement of financial condition is $419 thousand and is included in accrued expenses and other liabilities.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated. Open Federal tax years are 2003, 2004 and 2005, and for New York State they are 2002 through 2005. The 2006 state and federal tax returns have not been filed.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed.

(c.) Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006 the
Company adopted the Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." As a result of the Adoption of SAB No. 108 TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders equity as an adjustment to January 1, 2006 undivided profits.


Overview

TrustCo recorded net income of $12.3 million, or $0.164 of diluted earnings per share for the three months ended March 31, 2007, as compared to net income of $12.4 million or $0.164 of diluted earnings per share in the same period in 2006.

The primary factors accounting for the year to date changes were:

     o Increase in the average balance of interest earning assets by $258.2 million to $3.08 billion for the first quarter of 2007 compared to the comparable period in 2006,

     o Increase in the average balance of interest bearing liabilities by $273.0 million to $2.68 billion for the first quarter of 2007 as compared to 2006,

     o Decrease in net interest margin from 3.70% for the first quarter of 2006 to 3.16% for the first quarter of 2007,

     o Decrease in the credit for loan losses from $1.8 million at March 31, 2006 to $-0- million in 2007,

     o Increase in noninterest income from $3.3 million for the first quarter of 2006 to $7.5 million for the comparable period in 2007. Included in non interest income were $288 thousand of net losses on securities transactions for 2006 and none for 2007 and $3.4 million of unrealized gains on trading account assets in 2007 and none in 2006, and,

     o An increase of $781 thousand in non interest expense for the first quarter of 2007 as compared to the first quarter of 2006.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the first quarter of 2007 compared to the comparable period in 2006 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2006 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2006 compared to 2005. Most of the same market factors discussed in the 2006 Annual Report also had a significant impact on the first quarter 2007 results.

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

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased from 4.25% at January 1, 2006 to 5.25% by March 31, 2007. This is a 100 basis point increase during this time period. Over the same time period, for comparison purposes, the 10 year treasury rate increased from 4.11% at January 1, 2006 to 4.64% by March 31, 2007, an increase of only 53 basis points. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional changes in the federal funds rate subsequent to March 31, 2007.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by the short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio and trading portfolio, which are recorded at fair value. Generally as interest rates increase the fair value of these securities will decrease.

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

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

For the first quarter of 2007 the net interest margin decreased to 3.16% from 3.70% for the first quarter of 2006. The quarterly results reflect the following significant factors:

o The average balance of securities available for sale and trading decreased by $68.3 million and the average yield increased to 5.43%.

o The average balance of federal funds sold and other short term investments increased by $41.0 million and the average yield increased 74 basis points to 5.22%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during this time period.

o The loan portfolio grew by $285.5 million to $1.78 billion and the average yield decreased 9 basis points to 6.44%.

o The average balance of interest bearing liabilities (primarily deposit accounts) increased $273.0 million and the average rate paid increased 71 basis points to 3.27%.

These changes resulted in a net interest margin decrease of 54 basis points from 3.70% for the first quarter of 2006 to 3.16% for the comparable period in 2007.

During the first quarter of 2007 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment changed. The TrustCo residential real estate loan product is very competitive compared to local and national competitors. The securities available for sale portfolio and trading account in total remained relatively consistent with the balance of the available for sale securities as of year end 2006. The decrease in the average balance of the combination of securities available for sale and trading from the first quarter of 2006 to the first quarter of 2007 primarily reflects changes made throughout 2006.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.


Earning Assets

Total average interest earning assets increased from $2.82 billion in 2006 to $3.08 billion in 2007 with an average yield of 5.89% in 2006 and 6.00% in 2007. Income on average earning assets increased during this same time-period from $41.4 million in 2006 to $46.1 million in 2007.


Loans

The average balance of loans was $1.78 billion in 2007 and $1.50 billion in 2006. The yield on loans decreased from 6.53% in 2006 to 6.44% in 2007. The combination of the higher average balances offset by lower rates resulted in an increase in the interest income on loans by $4.3 million.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007

Compared to the first quarter of 2006, the average balance of the loan portfolio during the first quarter of 2007 increased in all loan categories. The average balance of residential mortgage loans was $1.08 billion in 2006 compared to $1.27 billion in 2007, an increase of 17.3%. The average yield on residential mortgage loans increased by 3 basis points in 2007 compared to 2006.

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

The average yield on the home equity credit loan product decreased 93 basis points during 2007 compared to 2006 primarily as a result of the number of new equity credit lines that have been originated at the lower introductory rates. These credit lines are initially offered to customers at a rate lower than the fully indexed rate so as to attract the new business and to provide the Company an opportunity to have the line extension become fully indexed after the introductory period. These lines of credit are not tied to a time period and can be refinanced at other institutions. The Company believes the expansion of the home equity credit line business represents an opportunity to introduce more variable rate loan products into the portfolio and provide an opportunity to increase rates as the underlying index rates increase.


Securities Available for Sale

As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and as a result reclassified assets from the available for sale portfolio to the trading securities portfolio as of January 1, 2007. As a result of this the comparisons between the first quarter of 2007 and the first quarter of 2006 have significant changes in the balances.

The average balance of the securities available for sale portfolio for the first quarter of 2007 was $528.5 million compared to $1.09 billion for the comparable period in 2006. The average yield was 5.44% for 2007 and 5.31% for 2006. The increase in yield is a result of the higher yielding assets in the securities available for sale portfolio after the transfer of assets to trading securities. Changes in balances between the two time periods was the result of paydowns on bonds, the purchase of certain bonds during the remainder of 2006 that are affecting the first quarter 2007 balances, calls on bonds and the transfer of bonds to the trading portfolio.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


Trading Securities

The average balance of trading securities for the first quarter of 2007 was $502.3 million compared to none in 2006. The average yield was 5.42% for 2007.

All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds). The balances for these bonds are recorded at fair value.

For the first quarter 2007 the Company recorded an increase of $3.4 million in the fair value of these securities between the implementation date of January 1, 2007 and quarter end March 31, 2007. Subsequent to quarter end the Company sold this portfolio and recorded a realized loss of $2.7 million in the second quarter. Proceeds from the sale of these securities were initially invested in federal funds sold and other short term investments. As of April 30, 2007 $240 million of Government sponsored enterprises securities were purchased for the trading portfolio and the Company expects that substantially all of the remainder of the proceeds will be likewise invested in Government sponsored enterprises trading securities by the end of the second quarter.


Federal Funds Sold and Other Short-term Investments

The 2007 first quarter average balance of federal funds sold and other short-term investments was $265.9 million, $41.0 million more than the $224.9 million in 2006. The portfolio yield increased from 4.48% in 2006 to 5.22% in 2007. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $1.0 million from $2.5 million in 2006 to $3.4 million in 2007.

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

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.31 billion during 2006 to $2.58 billion in the final quarter of 2007, and the average rate paid increased from 2.53% for 2006 to 3.24% for 2007. Total interest expense on these deposits increased $6.1 million to $20.6 million.

Average short-term borrowings for the quarter were $97.9 million in 2007 compared to $91.8 million in 2006. The average rate increased during this time period from 3.44% in 2006 to 4.11% in 2007. Rates on short-term borrowings tend to change with the rates on the target Federal Funds.


Net Interest Income

Taxable equivalent net interest income decreased by $1.7 million to $24.5 million in 2007. The net interest spread decreased from 3.33% in 2006 to 2.73% in 2007. The net interest margin decreased by 54 basis points to 3.16% for the first quarter of 2007.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans. The following describes the nonperforming assets of TrustCo as of March 31, 2007.


Nonperforming loans: Total nonperforming loans were $8.1 million at March 31, 2007, an increase from the $7.1 million of nonperforming loans at December 31, 2006 and the $3.4 million of nonperforming loans at March 31, 2006. There were $6.7 million nonaccrual loans at March 31, 2007 compared to the $5.7 million at December 31, 2006 and $1.9 million at March 31, 2006. Restructured loans were $1.0 million at March 31, 2007 compared to the $1.2 million at December 31, 2006 and $1.5 million at March 31, 2006. There were $356 thousand of loans at March 31, 2007 and the $211 thousand at December 31, 2006 and none at March 31, 2006 that are past due 90 days or more and still accruing interest.

All of the nonperforming loans at March 31, 2007 and 2006 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and chargeoffs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. Beginning in 2004 the number of new bankruptcy filings in the Capital District area were lower than statewide trends. Also the demand for housing in the Capital District area has stabilized which has resulted in increased real estate prices in selected sectors of the marketplace.

Total impaired loans at March 31, 2007 of $1.0 million, consisted of restructured retail loans. During the first quarter of 2007, there were $210 thousand of commercial loan charge offs, $146 thousand of consumer loan charge offs and $701 thousand of residential mortgage loan charge offs as compared with no commercial loan charge offs, $12 thousand of consumer loan charge offs and $356 thousand of residential mortgage loan charge offs in the first quarter of 2006. Recoveries during the quarter were $800 thousand in 2007 and $820 thousand in 2006.


Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At March 31, 2007, the allowance for loan losses was $35.4 million, which represents a decrease from the $35.6 million in the allowance at December 31, 2006. The allowance represents 1.96% of the loan portfolio as of March 31, 2007 compared to 2.38% at March 31, 2006. The provision for loan losses was zero for the quarter ended March 31, 2007 due to the continuation of the positive credit quality indicators, offset to a degree by loan growth. The change in the credit for loan losses from the first quarter of 2006 of $1.8 million to no provision (credit) for loan losses in 2007 is due to the reduction in recoveries, increase in nonperforming loans and the growth in the loan portfolio.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


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


Noninterest Income

Total noninterest income for the first quarter was $7.5 million, compared to $3.3 million in 2006. Included in the first quarter results are net securities losses of $288 thousand in 2006 and none in 2007 and $3.4 million of unrealized trading gains in 2007 and none in 2006.

Trust department income increased to $1.5 million for the first quarter of 2007. Trust department assets under management were $876 million at March 31, 2007 compared to $891 million at March 31, 2006. The increase was due to nonrecuring fees earned by the Trust department for services rendered to trust customers.

Fees for other services to customers increased by $375 thousand between the first quarter of 2007 and 2006 to $2.3 million. The increase is the result of new fees charged to customers with respect to deposit overdrafts.

The Company recognized $3.4 million of unrealized trading gains in 2007 and none in 2006. The 2007 unrealized gains resulted from the appreciation in values of the trading account assets from January 1, 2007 to March 31, 2007. These trading account assets were subsequently sold in the second quarter and a realized loss of $2.7 million was recognized.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


Noninterest Expenses

Total noninterest expense increased from $11.9 million for the three months ended March 31, 2006 to $12.7 million for the three months ended March 31, 2007. Within the category of noninterest expense, salaries and employee benefits decreased $52 thousand to $4.9 million for 2007.

Net occupancy expense increased $443 thousand to $2.4 million during the first quarter of 2007. The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.


Income Taxes

In the first quarter of 2007, TrustCo recognized income tax expense of $6.2 million as compared to $6.3 million for 2006. The effective tax rates were 33.7% and 33.8% for the first quarter of 2007 and 2006, respectively. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of New York State income taxes.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at March 31, 2007 was $240.0 million, an increase from the $239.5 million at year-end 2006. TrustCo declared dividends of $0.160 per share in the first quarter of 2007. This results in a dividend payout ratio of 97.3% in 2007.

The Company achieved the following ratios as of March 31, 2007 and 2006:

                                          March 31,      Minimum Regulatory
                                       2007       2006       Guidelines
                                      -----      -----   ------------------
Tier 1 risk adjusted capital          14.02%     16.81%        4.00%

Total risk adjusted capital           15.28%     18.08%        8.00%

In addition, at March 31, 2007 and 2006, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 7.24% and 8.31%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios reflects the impact of the initial
Adoption of SFAS No. 159 which resulted in a charge to undivided profits as of January 1, 2007 of $8.6 million and the growth in the overall balance sheet.

TrustCo Bank Corp NY
Management's Discussion and Analysis - continued
March 31, 2007


Critical Accounting Policies:

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2006 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

The Company considers the adoption of SFAS No. 157 and 159 and the resulting fair value accounting requirements to be considered critical accounting policies which effect the Company's financial position and results of operations. See Footnote 4 "Adoption of New Accounting Pronouncements" for a description of the Company's implementation.

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. The average balance of trading securities is calculated using fair value for these securities. Included in the balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $2.9 million in 2007 and $7.0 million in 2006. The subtotals contained in the following table are the arithmetic totals of the items contained in that category. Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.



                                       Three Months 2007                Three Months 2006
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      665   $     8     4.61%   $      727   $     7     3.96%          1         (3)         4
Gov't Sponsored Enterprises         217,592     2,847     5.23%      770,746     9,976     5.18      (7,129)    (7,795)       666
Mortgage-backed securities
  and collateralized
  mortgage obligations              168,217     1,964     4.67%      197,702     2,294     4.64%       (330)      (430)       100
States and political
  subdivisions                      129,384     2,205     6.82%      117,924     2,073     7.03%        132        480       (348)
Other                                12,625       160     5.11%       11,925       239     8.09%        (79)        87       (166)
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
    Total securities
      available for sale            528,483     7,184     5.44%    1,099,024    14,589     5.31%     (7,405)    (7,661)       256

Federal funds sold and other
  short-term Investments            265,902     3,439     5.22%      224,920     2,492     4.48%        947        497        450
Trading Securities                  502,283     6,803     5.42%            0         0     0.00%      6,803      3,402      3,402

Commercial Loans                    266,412     5,022     7.55%      218,477     4,073     7.47%        949        905         44
Residential mortgage loans        1,265,674    19,685     6.22%    1,078,655    16,688     6.19%      2,997      2,916         81
Home equity lines of credit         243,675     3,737     6.22%      193,413     3,412     7.15%        325      2,614     (2,289)
Installment loans                     5,572       197    14.25%        5,322       189    14.42%          8         21        (13)
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
Loans, net of unearned income     1,781,333    28,641     6.44%    1,495,867    24,362     6.53%      4,279      6,455     (2,176)

  Total interest
    earning assets                3,078,001    46,067     6.00%    2,819,811    41,443     5.89%      4,624      2,692      1,932
                                              -------    -----                 -------    -----      ------     ------     ------
Allowance for loan losses           (35,590)                         (36,929)
Cash & non-interest
  earning assets                    136,689                          116,755
                                 ----------                       ----------

Total assets                     $3,179,100                       $2,899,637
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  278,192       202     0.29%   $  294,506       284     0.39%        (82)       (15)       (67)
Money market accounts               324,253     3,304     4.13%      202,855     1,841     3.68%      1,463      1,215        248
Savings                             656,207     2,424     1.50%      718,844     2,366     1.34%         58       (946)     1,004
Time deposits                     1,319,586    14,636     4.50%    1,095,128     9,928     3.68%      4,708      2,256      2,452
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
  Total interest
    bearing deposits              2,578,238    20,567     3.24%    2,311,333    14,419     2.53%      6,148      2,510      3,637
Short-term borrowings                97,883       993     4.11%       91,752       778     3.44%        215         55        160
Long-term debt                           54         1     5.29%           82         1     5.29%          -          -          -
                                 ----------   -------    -----    ----------   -------    -----      ------     ------     ------
  Total Interest
    Bearing Liabilities           2,676,175    21,560     3.27%    2,403,167    15,198     2.56%      6,362      2,565      3,797
                                              -------                          -------               ------     ------     ------
Demand deposits                     244,005                          241,903
Other liabilities                    22,394                           19,964
Shareholders' equity                236,526                          234,603
                                 ----------                       ----------
Total liab. &
  shareholders' equity           $3,179,100                       $2,899,637
                                 ==========                       ==========

Net Interest Income                            24,507                           26,245               (1,738)       128     (1,866)
                                              -------                          -------               ------     ------     ------

Net Interest Spread                                       2.73%                            3.33%

Net Interest margin
  (net interest income
  to total interest
  earning assets)                                         3.16%                            3.70%

Tax equivalent adjustment                        (786)                            (734)
                                              -------                          -------

Net Interest Income per book                   23,721                           25,511
                                              =======                          =======


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2006 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months ended March 31, 2007, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the quarter-to-date average balance of federal funds sold and other short-term investments has increased to $265.9 million in 2007 from $224.9 million in 2006. As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the securities trading, available for sale and loan portfolios. This trend is expected to continue into the second quarter.

The Company has $505.7 million of trading account assets at March 31, 2007 and none for the prior period. These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service. Subsequent to March 31, 2007 these securities have been sold and a realized loss of approximately $2.7 million will be recognized in the second quarter of 2007. The Company has determined that disclosure of the actual loss realized is more relevant than hypothetical disclosures of potential market risk.

The trading account securities at March 31, 2007 were all fixed rate callable bonds issued by Government sponsored enterprises with a final average maturity of approximately 9 years and weighted average yield of 5.42%.


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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 1A. Risk Factors

There are no material changes to the Company's risk factors as discussed in The Annual Report on Form 10K for the year ended December 31, 2006.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                   ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total
                                            Number
                                            of Shares           Maximum Number
                                            Purchased as        of Shares that
                 Total         Average      Part of Publicly    May Yet Be
                 Number of     Price        Announced           Purchase Under
                 Shares        Paid per     Plans or            the Plans
Period           Purchased     Share        Programs            or Programs
------           ---------     --------     ----------------    --------------

January 1 -
January 31        88,500       $10.53       0                   N/A

February 1 -
February 28        6,500       $10.58       0                   N/A

March 1 -
March 31           5,497       $10.40       0                   N/A

Total            180,497       $10.55       0                   N/A

All 180,497 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submissions of Matters to Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


Reg S-K (Item 601)
Exhibit No.                            Description
-----------------------------------------------------------------------------
    10(a) Amended and Restated Trustco Bank Senior Incentive Plan, dated January 1, 2006.

    31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

    31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

    32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.


(b) Reports on Form 8-K

During the quarter ended March 31, 2007, TrustCo filed the following reports on Form 8-K:

January 16, 2007, regarding a press release dated January 16, 2007, detailing fourth quarter and year to date results for the period ending December 31, 2006.

February 20, 2007, regarding a press release dated February 20, 2007, declaring a cash dividend of $0.16 per share on April 2, 2007, to shareholders of record at the close of business on March 2, 2007. On February 20, 2007, TrustCo's Board of Directors adopted changes to the Company's bylaws to provide for more detailed and comprehensive procedures to address the circumstances under which an officer or director of TrustCo may seek indemnification and under which the board or other persons, including TrustCo's shareholders, may authorize idemnification payments.

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


                                              TrustCo Bank Corp NY


                                              By: /s/ Robert J. McCormick
                                              ---------------------------
                                              Robert J. McCormick
                                              President
                                              and Chief Executive Officer




                                              By: /s/ Robert T. Cushing
                                              -------------------------
                                              Robert T. Cushing
                                              Executive Vice President
                                              and Chief Financial Officer


Date: May 8, 2007

                                Exhibits Index

Reg S-K
Exhibit No.                            Description
-----------------------------------------------------------------------------

   10(a) Amended and Restated Trustco Bank Senior Incentive Plan, dated January 1, 2006.

   31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

   31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

   32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.