Form 10-Q
period 2007-06-30
TRUSTCO BANK CORP N Y
filed 2007-08-08
CIK 357301

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                             Commission File Number 0-10592
  June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x)Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (x)   Accelerated filer ( )   Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  ( ) Yes (x) No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
           Class of Common Stock                         as of July 31, 2007
           ---------------------                   ----------------------------
               $1 Par Value                                 75,015,883

                             TrustCo Bank Corp NY

                                    INDEX


Part I.   FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------------------------------------------------------
Item 1.   Interim Financial Statements (Unaudited):

          Consolidated Statements of Income for the Three Months              1
          and Six Months Ended June 30, 2007 and 2006

          Consolidated Statements of Financial Condition as of                2
          June 30, 2007 and December 31, 2006

          Consolidated Statements of Changes in Shareholders'                 3
          Equity for the Six Months Ended June 30, 2007 and 2006

          Consolidated Statements of Cash Flows for the Six Months          4-5
          Ended June 30, 2007 and 2006

          Notes to Consolidated Interim Financial Statements               6-13

          Report of Independent Registered Public Accounting Firm            14

Item 2.   Management's Discussion and Analysis of Financial               15-32
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         33

Item 4.   Controls and Procedures                                         33-34


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  35

Item 1A.  Risk Factors                                                       35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        35

Item 3.   Defaults Upon Senior Securities                                    35

Item 4.   Submissions of Matters to a Vote of Security Holders               35

Item 5.   Other Information                                                  36

Item 6.   Exhibits and Reports on Form 8-K                                   37


                             TRUSTCO BANK CORP NY
                Consolidated Statements of Income (Unaudited)
                (dollars in thousands, except per share data)



                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,

                                               2007           2006            2007           2006
                                          ---------      ---------       ---------      ---------

Interest and dividend income:
  Interest and fees on loans              $  29,566         25,470          58,197         49,821
  Interest and dividends on
   securities available for sale:
   U.S. Treasuries and agencies and
    government sponsored enterprises          2,753         10,419           5,609         20,402
   States and political subdivisions          1,434          1,450           2,883          2,813
   Mortgage-backed securities and
    collateralized mortgage obligations       1,916          2,231           3,880          4,525
   Other securities                             176            101             315            327
                                          ---------      ---------       ---------      ---------
    Total interest and dividends on
     securities available for sale            6,279         14,201          12,687         28,067
                                          ---------      ---------       ---------      ---------

  Interest on trading securities -
   government sponsored enterprises           4,847              -          11,650              -
  Interest on federal funds sold
   and other short term investments           6,856          2,271          10,295          4,763
                                          ---------      ---------       ---------      ---------
    Total interest income                    47,548         41,942          92,829         82,651
                                          ---------      ---------       ---------      ---------

Interest expense:
  Interest on deposits:
   Interest-bearing checking                    213            360             415            644
   Savings                                    2,397          2,732           4,821          5,098
   Money market deposit accounts              3,411          2,415           6,715          4,256
   Time deposits                             16,556         10,549          31,192         20,477
  Interest on short-term borrowings             989            961           1,982          1,739
  Interest on long-term debt                      -              1               1              2
                                          ---------      ---------       ---------      ---------
    Total interest expense                   23,566         17,018          45,126         32,216
                                          ---------      ---------       ---------      ---------

    Net interest income                      23,982         24,924          47,703         50,435
Provision (credit) for loan losses                -         (1,775)              -         (3,575)
                                          ---------      ---------       ---------      ---------
    Net interest income after
     provision (credit) for
     loan losses                             23,982         26,699          47,703         54,010
                                          ---------      ---------       ---------      ---------
Noninterest income:
  Trust department income                     1,441          1,469           2,894          2,707
  Fees for other services
   to customers                               2,289          2,076           4,595          4,007
  Net trading (losses) gains                 (2,844)             -             601              -
  Net gain (loss) on
   securities transactions                        3              -               3           (288)
  Other                                         257            372             601            796
                                          ---------      ---------       ---------      ---------
    Total noninterest income                  1,146          3,917           8,694          7,222
                                          ---------      ---------       ---------      ---------

Noninterest expenses:
  Salaries and employee benefits              4,893          4,425           9,802          9,386
  Net occupancy expense                       2,408          1,879           4,825          3,853
  Equipment expense                             811            693           1,555          1,434
  Professional services                       1,071            852           2,009          1,676
  Outsourced Services                         1,074          1,058           2,147          2,109
  Other real estate expense                      15             12              35              2
  Other                                       3,186          3,067           5,791          5,451
                                          ---------      ---------       ---------      ---------
    Total noninterest expenses               13,458         11,986          26,164         23,911
                                          ---------      ---------       ---------      ---------

Income before taxes                          11,670         18,630          30,233         37,321
Income taxes                                  3,563          6,206           9,812         12,531
                                          ---------      ---------       ---------      ---------

Net income                                $   8,107         12,424          20,421         24,790
                                          =========      =========       =========      =========

Net income per Common Share:

  - Basic                                 $   0.108          0.166           0.272          0.331
                                          =========      =========       =========      =========

  - Diluted                               $   0.108          0.165           0.272          0.330
                                          =========      =========       =========      =========


See accompanying notes to unaudited consolidated interim financial statements.

                             TRUSTCO BANK CORP NY
                     Consolidated Statements of Condition
                 (dollars in thousands, except per share data)

                                               June 30, 2007  December 31, 2006
                                              --------------  -----------------
ASSETS:
Cash and due from banks                       $       45,820             47,889

Federal funds sold and other
 short term investments                              470,174            243,449
                                              --------------  -----------------
  Total cash and cash equivalents                    515,994            291,338

Trading securities:
  Government sponsored enterprises                   450,198                  -

Securities available for sale:
  Government sponsored enterprises                   209,916            734,547
  States and political subdivisions                  129,560            132,879
  Mortgage-backed securities and
   collateralized mortgage obligations               150,526            167,899
  Other                                               12,831             12,945
                                              --------------  -----------------
   Total securities available for sale               502,833          1,048,270
                                              --------------  -----------------

Loans:
  Commercial                                         271,618            263,041
  Residential mortgage loans                       1,339,082          1,250,427
  Home equity line of credit                         231,216            242,555
  Installment loans                                    6,449              6,491
                                              --------------  -----------------
   Total loans                                     1,848,365          1,762,514
                                              --------------  -----------------
Less:
  Allowance for loan losses                           35,085             35,616
                                              --------------  -----------------
  Net loans                                        1,813,280          1,726,898

Bank premises and equipment, net                      27,858             24,050
Other assets                                          64,031             70,631
                                              --------------  -----------------

   Total assets                               $    3,374,194          3,161,187
                                              ==============  =================

LIABILITIES:
Deposits:
  Demand                                      $      268,579            259,401
  Interest-bearing checking                          282,919            290,784
  Savings accounts                                   647,331            662,310
  Money market deposit accounts                      343,962            310,719
  Certificates of deposit
   (in denominations of $100,000 or more)            369,720            299,813
  Time deposits                                    1,110,025            976,356
                                              --------------  -----------------
   Total deposits                                  3,022,536          2,799,383

Short-term borrowings                                 93,855             95,507
Long-term debt                                            44                 59
Accrued expenses and other liabilities                27,849             26,715
                                              --------------  -----------------

   Total liabilities                               3,144,284          2,921,664
                                              --------------  -----------------

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000
  shares authorized and 82,168,851 and
  82,149,776 shares issued at June 30, 2007
  and December 31, 2006, respectively                 82,169             82,150
Surplus                                              119,785            119,313
Undivided profits                                     98,140            110,304
Accumulated other comprehensive
  loss, net of tax                                    (1,860)            (2,928)
Treasury stock at cost - 7,152,994 and
  7,276,450 shares at June 30, 2007
  and December 31, 2006, respectively                (68,324)           (69,316)
                                              --------------  -----------------

   Total shareholders' equity                        229,910            239,523
                                              --------------  -----------------

   Total liabilities and
    shareholders' equity                      $    3,374,194          3,161,187
                                              ==============  =================

See accompanying notes to unaudited consolidated interim financial statements.


                             TRUSTCO BANK CORP NY
    Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                (dollars in thousands, except per share data)


                                                                            Accumulated
                                                                            Other
                                     Capital                  Undivided     Comprehensive     Comprehensive   Treasury
                                     Stock         Surplus    Profits       Loss              Income          Stock      Total
                                     -------------------------------------------------------------------------------------------

Beginning balance, January 1, 2006   $82,120       117,770    103,315        (6,054)                          (68,490)   228,661
Adjustment to January 1, 2006
  beginning balance for adoption
  of SAB No. 108, net of tax               -             -      9,571             -                                 -      9,571
                                     -------------------------------------------------------------------------------------------
January 1, 2006 beginning balance,
  as adjusted                         82,120       117,770    112,886        (6,054)                          (68,490)   238,232
Comprehensive income:
  Net Income - Six Months Ended
   June 30, 2006                                               24,790                          24,790                     24,790
  Other comprehensive loss,
   net of tax:
  Unrealized net holding loss on
   securities available-for-sale
   arising during the period, net
   of tax (pretax loss of $26,433)                                                            (15,842)
  Reclassification adjustment for
   net gain realized in net income
   during the year (pretax loss
   $288)                                                                                          171
                                                                                              -------
  Other comprehensive loss                                                  (15,671)          (15,671)                   (15,671)
                                                                                              -------
Comprehensive income                                                                            9,119
                                                                                              -------
Cash dividend declared, $.320 per
 share                                                        (23,936)                                                   (23,936)
Stock options exercised and related
 tax benefits                             21           510                                                                   531
Treasury stock purchased
 (380,765 shares)                                                                                              (4,955)    (4,955)
Sale of treasury stock
 (411,733 shares)                                      408                                                      4,332      4,740
                                     -------------------------------------------------------------------------------------------
Ending balance, June 30, 2006        $82,141       118,688    113,740       (21,725)                          (69,113)   223,731
                                     -------------------------------------------------------------------------------------------

Beginning balance, January 1, 2007   $82,150       119,313    110,304        (2,928)                          (69,316)   239,523
Adjustment to initially apply
 FAS No. 159, net of tax                                       (8,606)        8,606                                            -
Comprehensive income:
  Net Income - Six Months Ended
   June 30, 2007                                               20,421                          20,421                     20,421
  Other comprehensive loss,
   net of tax:
  Amortization of prior service
   cost on pension and post
   retirement plans, net of tax
   (pretax of $242)                                                                              (146)
  Unrealized net holding loss on
   securities available-for-sale
   arising during the period, net
   of tax (pretax loss of $12,295)                                                             (7,392)
                                                                                              -------
  Other comprehensive loss                                                   (7,538)           (7,538)                    (7,538)
                                                                                              -------
Comprehensive income                                                                           12,883
                                                                                              -------
Cash dividend declared,
 $.320 per share                                              (23,979)                                                   (23,979)
Stock options exercised and
  related tax benefits                    19           116                                                                   135
Treasury stock purchased
 (280,497 shares)                                                                                              (2,862)    (2,862)
Sale of treasury stock
 (403,953 shares)                                      330                                                      3,854      4,184
Stock based compensation expense                        26                                                                    26
                                     -------------------------------------------------------------------------------------------
Ending balance, June 30, 2007        $82,169       119,785     98,140        (1,860)                          (68,324)   229,910
                                     -------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated interim financial statements.

                             TRUSTCO BANK CORP NY
              Consolidated Statements of Cash Flows (Unaudited)
                            (dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
SIX MONTHS ENDED JUNE 30,                               2007             2006
                                              --------------   --------------
Cash flows from operating activities:
Net income                                    $       20,421           24,790

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        1,366            1,286
  Gain on sale of other real estate owned                (89)             (34)
  Provision (credit) for loan losses                       -           (3,575)
  Stock based compensation expense                        26                -
  Net gain on sale of bank
   premises and equipment                                  -              (29)
  Net (gain) loss on sale of securities
   available for sale                                     (3)             288
  Proceeds from sales of trading securities          502,944                -
  Purchases of trading securities                   (450,296)               -
  Net trading gains                                     (601)               -
  Decrease (increase) in interest receivable           3,511           (1,576)
  Increase in interest payable                           403              122
  Increase in other assets                             7,911            8,735
  Increase (decrease) in accrued expenses
   and other liabilities                                 731           (2,445)
                                              --------------   --------------

   Total adjustments                                  65,903            2,772
                                              --------------   --------------

Net cash provided by operating activities             86,324           27,562
                                              --------------   --------------

Cash flows from investing activities:
  Proceeds from sales and calls of
   securities available for sale                      15,354           51,725
  Purchases of securities available for sale         (31,034)         (94,922)
  Proceeds from maturities of securities
   available for sale                                 46,580           10,594
  Net increase in loans                              (86,571)        (138,652)
  Proceeds from dispositions of other
   real estate owned                                     213               57
  Proceeds from dispositions of bank
   premises and equipment                                  -               73
  Purchases of bank premises and equipment            (5,174)          (2,265)
                                              --------------   --------------

   Net cash used in investing activities             (60,632)        (173,390)
                                              --------------   --------------

Cash flows from financing activities:
  Net increase in deposits                           223,153           69,204
  Net increase in short-term borrowings               (1,652)           2,664
  Repayment of long-term debt                            (15)             (14)
  Proceeds from exercise of stock options
   and related tax benefits                              135              531
  Proceeds from sale of treasury stock                 4,184            4,740
  Purchase of treasury stock                          (2,862)          (4,955)
  Dividends paid                                     (23,979)         (23,936)
                                              --------------   --------------

   Net cash provided by financing
    activities                                       198,964           48,234
                                              --------------   --------------

Net increase (decrease) in cash and
  cash equivalents                                   224,656          (97,594)

Cash and cash equivalents at beginning
  of period                                          291,338          312,863
                                              --------------   --------------

Cash and cash equivalents at end of period    $      515,994          215,269
                                              ==============   ==============

                                                                  (continued)

See accompanying notes to unaudited consolidated interim financial statements.

                            TRUSTCO BANK CORP NY
            Consolidated Statements of Cash Flows (Unaudited)
                          (dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
YEAR ENDED June 30,
                                                        2007             2006
                                              --------------   --------------
Cash paid during the year for:
  Interest paid                                     $ 44,723           32,094
  Income taxes paid                                      411            2,522
Non cash investing and financing activities:
  Transfer of loans to other real estate owned           189               53
  Change in unrealized loss on securities
   available for sale-gross of deferred taxes
   (excluding $14,313 unrealized loss
   transferred to undivided profits in 2007
   from adoption of FASB statement No. 159)          (12,295)         (26,144)
  Change in deferred tax effect on unrealized
   loss on securities available for sale               4,903           10,473
  Amortization of prior service cost on
   pension and post retirement plans                     242                -
  Change in deferred tax effect of
   amortization of prior service cost                    (96)               -
  Securities available for sale transferred
   to trading securities                             516,558                -
  Cumulative effect of the adoption of
   FASB Statement No.
   No. 159-net of deferred taxes
   ($14,313 gross of deferred taxes)                   8,606                -
  Cumulative effect of the adoption of
  Staff Accounting Bulletin
   No. 108-gross of deferred taxes                         -           15,877
  Deferred tax effect of the adoption
   of Staff Accounting Bulletin No. 108                    -           (6,306)

See accompanying notes to unaudited consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.   Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions. Prior period amounts are reclassified when necessary to conform to the current period presentation. The net income reported for the six months ended June 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are in-cluded in TrustCo Bank Corp NY's 2006 Annual Report to Shareholders on Form 10-K.


2.   Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three and six month periods ended June 30, 2007 and 2006 follows:


                                                      Weighted
                                                      Average
                                         Net          Shares        Per Share
                                         Income       Outstanding   Amounts
                                         -------      -----------   ---------
(In thousands,except per share data)
For the quarter ended June 30, 2007:

Basic EPS:
  Net income available to
  Common shareholders                     $8,107      75,040        $0.108

Effect of Dilutive Securities:
  Stock options                                -          28         (.000)
                                         -------      ------        ------
Diluted EPS                               $8,107      75,068        $0.108
                                         =======      ======        ======

For six months ended
June 30, 2007:

Basic EPS:
  Net income available to
  Common shareholders                    $20,421      74,996        $0.272

Effect of Dilutive Securities:
  Stock options                                -          65         (.000)
                                         -------      ------        ------
Diluted EPS                              $20,421      75,061        $0.272
                                         =======      ======        ======

                                                      Weighted
                                                      Average
                                         Net          Shares        Per Share
                                         Income       Outstanding   Amounts
                                         -------      -----------   ---------
(In thousands,except per share data)
For the quarter ended June 30, 2006:

Basic EPS:
  Net income available to
  Common shareholders                    $12,424      74,894        $0.166

Effect of Dilutive Securities:
  Stock options                                -         218         (.001)
                                         -------      ------        ------
Diluted EPS                              $12,424      75,112        $0.165
                                         =======      ======        ======

For six months ended
June 30, 2006:

Basic EPS:
  Net income available to
  Common shareholders                    $24,790      74,883        $0.331

Effect of Dilutive Securities:
  Stock options                                -         305         (.001)
                                         -------      ------        ------
Diluted EPS                              $24,790      75,188        $0.330
                                         =======      ======        ======


There were approximately 3.7 million and 1.9 million stock options which, if included, would have been antidilutive in the calculation of average shares outstanding for the quarters and six month periods ended June 30, 2007 and 2006, respectively and were therefore excluded from the earnings per share calculations.

3.   Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the three month and six month periods ended June 30, 2007 and 2006 for its pension and other postretirement benefit plans:


Components of Net Periodic Expense/(Benefit) for the three months ended June
30, 2007 (dollars in thousands)


                                         Pension Benefits       Other Postretirement Benefits
                                     ----------------------     -----------------------------
                                      2007             2006          2007           2006
                                     -----             ----          ----           ----

Service cost                         $  22              198             8              9

Interest cost                          347              382            13             18

Expected return on plan assets        (515)            (448)          (98)          (102)

Amortization of prior service cost       -               26          (125)          (114)

Curtailment gain, net                    -             (362)            -              -
                                     -----             ----          ----           ----

Net periodic expense/(benefit)       $(146)            (204)         (202)          (189)
                                     =====             ====          ====           ====




Components of Net Periodic Expense/(Benefit) for the six months ended June
30, 2007 (dollars in thousands)


                                         Pension Benefits       Other Postretirement Benefits
                                     ----------------------     -----------------------------
                                      2007             2006          2007           2006
                                     -----             ----          ----           ----

Service cost                         $  22              389            15             18

Interest cost                          701              770            27             36

Expected return on plan assets        (975)            (896)         (205)          (204)

Amortization of prior service cost       -               53          (242)          (228)

Curtailment gain, net                    -             (362)            -              -
                                     -----             ----          ----           ----

Net periodic expense/(benefit)       $(252)             (46)         (405)          (378)
                                     =====             ====          ====           ====


The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2007. As of June 30, 2007, no contributions have been made. The Company presently anticipates that in accordance with IRS limitations and accounting standards, it will not make any contributions in 2007.

4.   Adoption of New Accounting Pronouncements
(a.) Statements of Financial Accounting Standards No. 159 "The Fair Value
     Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", and No. 157 "Fair Value Measurements".

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159), and No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement. This statement establishes a hierarchy of the levels of fair value measurement techniques. Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified in the available for sale portfolio totaling approximately $517 million ($502 million at fair value). Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity. The Company changed its intent with respect to these securities to enable the Company to recorded these losses directly to undivided profits rather than current income based on the transition provisions of SFAS No. 159 by electing the fair value option for these securities. As a result, unrealized losses, net of taxes, of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders' equity because the fair value adjustment had previously been included as an element of shareholders' equity in the accumulated other comprehensive income (loss) account, net of tax.

As a result of TrustCo's fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007. Additionally, TrustCo sold in the second quarter all of these securities and recognized pre-tax trading losses of $2.8 million in the second quarter. While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily government sponsored enterprises, for its trading portfolio. As of June 30, 2007 $450 million of government sponsored enterprises securities were purchased for the trading portfolio. TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio. Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit net income because the loss will not be realized in the income statement when the security is sold.

As already stated, the Company recorded a $8.6 million charge, net of tax, to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007. Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income.

In determining the fair for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

                                  Statement       Net Loss        Statement of
                                  of Condition    Recognized      Condition
                                  12/31/06        in Undivided    After Adoption
                                  Prior to        Profits Upon    of Fair
                                  Adoption        Adoption        Value Option
                                  ------------    ------------    --------------
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

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million. These securities are primarily higher yielding assets and generally had shorter terms to final maturity. It is management's intention that Government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities. The yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years ranging from 2007 - 2019 final maturity.

The following tables presents the financial instruments recorded at fair value by the Company as of June 30, 2007 and for the three and six month periods ended June 30, 2007.



(in thousands)


                            Fair Value Measurements at June 30, 2007 using:
              ---------------------------------------------------------------------------
              Total Carrying
              Amount in                                      Quoted Prices
              Statement of     Statement 107                 in Active        Significant
              Financial        Fair Value      Fair Value    Markets for      other
              Position         Estimate        Measurement   Identical        Observable
              As of            As of           As of         Assets           input
Description   6/30/2007        6/30/2007       6/30/2007     (Level 1)        (Level 2)
-----------   --------------   -------------   -----------   --------------   -----------

Assets
available
for sale      502,833          502,833         502,833       411,803          91,030

Trading
account
assets        450,198          450,198         450,198       450,198               -

Other
real
estate
owned             157              157             157             -             157





(in thousands)

                          Change in fair value for                      Change in fair value for
                          the 3 month period from                       the 6 month period from
                       April 1, 2007 to June 30, 2007               January 1, 2007 to June 30, 2007
                      for items measured at fair value              for items measured at fair value
                        pursuant to election of the                   pursuant to election of the
                              Fair Value Option                             Fair Value Option
                      --------------------------------              --------------------------------
                                       Total Changes                                 Total Changes
                      Unrealized       Included in                  Unrealized       Included in
                      Trading          Values Included in           Trading          Values Included in
                      Losses           Period Earnings              Losses           Period Earnings
                      ----------       ------------------           ----------       ------------------

Assets
available
for sale                   -                -                         -                -

Trading
account
assets                (2,841)          (2,841)                      601              601

Other
real
estate
owned                      -                -                         -                -


Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.

Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.

(b.) FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. As a result of the Company's adoption of FIN 48, there were no required adjustments to the Company's consolidated financial statements.

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management's evaluation of the probability of the benefit being realized. For 2007 the Company has recognized interest expense on the potential settlement amount as an element of other expenses and nothing for potential tax penalties.

For the six months ended June 30, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007                     $3,392
Additional unrecognized benefit
 for the period from 1/1/07 to 6/30/07         438
                                            ------
Balance June 30, 2007                       $3,830
                                            ======

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of June 30, 2007 that amount would be $2.5 million, after tax). Interest expense of $60 thousand has been recorded during 2007 and included in accrued expenses and other liabilities (no penalties have been accrued). The total accrual for interest expense included in the statement of financial condition is $449 thousand and is included in accrued expenses and other liabilities.

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated. Open Federal tax years are 2003, 2004 and 2005, and for NYS they are 2002 through 2005. The 2006 state and federal tax returns have not been filed.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed. It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.

(c.) Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006, the Company adopted the Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." As a result of the Adoption of SAB No. 108, TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders' equity as an adjustment to January 1, 2006 undivided profits.


5.   Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $3.8 million at June 30, 2007 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2007 was insignificant.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and the related changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.

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


Albany, New York
August 3, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month and six-month periods ended June 30, 2007, with comparisons to 2006 as applicable. Net interest margin is presented on a fully taxable equivalent basis in this discussion. The consolidated interim financial statements and related notes, as well as the 2006 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.


Forward-looking Statements

Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in market area and general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2007 and 2006.

Recently Adopted Fair Value Accounting
Adoption of New Accounting Pronouncements

(a.) Statements of Financial Accounting Standards No. 159 "The Fair Value
     Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", and No. 157 "Fair Value Measurements".

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS No. 159), and No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement. This statement establishes a hierarchy of the levels of fair value measurement techniques. Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified as the available for sale portfolio totaling approximately $517 million ($502 million at fair value). Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity. The Company changed its intent with respect to these securities to enable the Company to recorded these losses directly to undivided profits rather than current income based on the transition provisions of SFAS 159 by electing the fair value option for these securities. As a result, unrealized losses of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders' equity because the fair value adjustment had previously been included as an element of shareholders' equity in the accumulated other comprehensive income (loss) account, net of tax.

As a result of TrustCo's fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007. Additionally, TrustCo sold in the second quarter all of these securities and recognized pre-tax trading losses of $2.7 million in the second quarter. While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily government sponsored enterprises, for its trading portfolio. As of June 30, 2007 $450 million of government sponsored enterprises securities were purchased for the trading portfolio. TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio. Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit net income because the loss will not be realized in the income statement when the security is sold.

As already stated, the Company recorded a $8.6 million charge to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007. Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income.

In determining the fair for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:


                                  Statement       Net Loss        Statement of
                                  of Condition    Recognized      Condition
                                  12/31/06        in Undivided    After Adoption
                                  Prior to        Profits Upon    of Fair
                                  Adoption        Adoption        Value Option
                                  ------------    ------------    --------------
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

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million. These securities are primarily higher yielding assets and generally had shorter terms to final maturity. It is management's intention that Government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities. The yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years ranging from 2007 - 2019 final maturity.

The following tables presents the financial instruments recorded at fair value by the Company as of June 30, 2007 and for the three and six month periods ended June 30, 2007.



(in thousands)


                            Fair Value Measurements at June 30, 2007 using:
              ---------------------------------------------------------------------------
              Total Carrying
              Amount in                                      Quoted Prices
              Statement of     Statement 107                 in Active        Significant
              Financial        Fair Value      Fair Value    Markets for      other
              Position         Estimate        Measurement   Identical        Observable
              As of            As of           As of         Assets           input
Description   6/30/2007        6/30/2007       6/30/2007     (Level 1)        (Level 2)
-----------   --------------   -------------   -----------   --------------   -----------

Assets
available
for sale      502,833          502,833         502,833       411,803          91,030

Trading
account
assets        450,198          450,198         450,198       450,198               -

Other
real
estate
owned             157              157             157             -             157





(in thousands)

                          Change in fair value for                      Change in fair value for
                          the 3 month period from                       the 6 month period from
                       April 1, 2007 to June 30, 2007               January 1, 2007 to June 30, 2007
                      for items measured at fair value              for items measured at fair value
                        pursuant to election of the                   pursuant to election of the
                              Fair Value Option                             Fair Value Option
                      --------------------------------              --------------------------------
                                       Total Changes                                 Total Changes
                      Unrealized       Included in                  Unrealized       Included in
                      Trading          Values Included in           Trading          Values Included in
                      Losses           Period Earnings              Losses           Period Earnings
                      ----------       ------------------           ----------       ------------------

Assets
available
for sale                   -                -                         -                -

Trading
account
assets                (2,841)          (2,841)                      601              601

Other
real
estate
owned                      -                -                         -                -


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

For the six month ended June 30, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007                     $3,392
Additional unrecognized benefit
 for the period from 1/1/07 to 6/30/07         438
                                            ------
Balance June 30, 2007                       $3,830
                                            ======

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of June 30, 2007 that amount would be $2.5 million, after tax). Interest expense of $60 thousand has been recorded during 2007 and included in accrued expenses and other liabilities (no penalties have been accrued). The total accrual for interest expense included in the statement of financial condition is $449 thousand and is included in accrued expenses and other liabilities.

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated. Open Federal tax years are 2003, 2004 and 2005, and for NYS they are 2002 through 2005. The 2006 state and federal tax returns have not been filed.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed. It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.

(c.) Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006 the Company adopted the Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." As a result of the Adoption of SAB No. 108 TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million. These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders' equity as an adjustment to January 1, 2006 undivided profits.


Overview

TrustCo recorded net income of $8.1 million, or $0.108 of diluted earnings per share for the three months ended June 30, 2007, as compared to net income of $12.4 million or $0.165 of diluted earnings per share in the same period in 2006. For the six month period ended June 30, 2007, TrustCo recorded net income of $20.4 million, or $0.272 per diluted earnings per share as compared to $24.8 million, or $0.330 of diluted earnings per share for the comparable period in 2006.

The primary factors accounting for the year to date changes were:

     o Increase in the average balance of interest earning assets by $298.8 million to $3.15 billion for the first six months of 2007 compared to the comparable period in 2006,

     o Increase in the average balance of interest bearing liabilities by $308.0 million to $2.74 billion for the first half of 2007 as compared to 2006,

     o Decrease in net interest margin from 3.63% for the first half of 2006 to 3.11% for the first half of 2007,

     o Decrease in the credit for loan losses from $3.6 million for the first six months of 2006 to $-0- million in the comparable period in 2007,

     o Increase in noninterest income from $7.2 million for the first half of 2006 to $8.7 million for the comparable period in 2007. Included in noninterest income were $288 thousand of net losses on securities transactions for 2006 and none for 2007 and $604 million of net unrealized gains on trading account assets in 2007 and none in 2006, and

     o An increase of $2.3 million in noninterest expense for the first half of 2007 as compared to the first half of 2006.

Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management's Discussion and Analysis for the second quarter and first half of 2007 compared to the comparable periods in 2006 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes. Included in the 2006 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2006 compared to 2005. Most of the same market factors discussed in the 2006 Annual Report also had a significant impact on the second quarter and year-to-date 2007 results.

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

One of the most important interest rates used to control national economic policy is the "federal funds" rate. This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate increased from 4.25% at January 1, 2006 to 5.25% by June 30, 2007, a 100 basis point increase. Over the same period, for comparison purposes, the 10 year treasury rate increased from 4.11% at January 1, 2006 to 5.03% by June 30, 2007, an increase of 92 basis points. During this period of time, the yield curve has generally been flat or mildly inverted. The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional changes in the federal funds rate subsequent to June 30, 2007.

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings. New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The federal funds sold portfolio and other short term investments along with short term securities classified as trading are affected primarily by changes in the federal funds target rate. Deposit interest rates are most affected by the short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio (with the offset to accumulated other comprehensive income) and trading portfolio (with the offset to earnings), which are recorded at fair value.

Generally as interest rates increase the fair value of these securities will decrease.

The principal loan product for TrustCo is residential real estate loans. Interest rates on new residential real estate loan originations are influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae. Because TrustCo is a portfolio lender and does not typically sell loans into the secondary market, the Company establishes rates that management determines are appropriate in relation to the long-term nature of a residential real estate loan, while remaining competitive with the secondary market rates.

For the second quarter of 2007, the net interest margin decreased to 3.07% from 3.56% for the second quarter of 2006. The quarterly results reflect the following significant factors:

o The average balance of securities available for sale and trading securities decreased by $247.7 million and the average yield increased to 5.40% from 5.34% in the second quarter of 2006.

o The average balance of federal funds sold and other short-term investments increased by $333.8 million and the average yield increased 39 basis points to 5.29%. The increase in yield on federal funds sold and other short-term investments is attributable to the increase in the target federal funds rate during this time period.

o The average loan portfolio grew by $253.5 million to $1.82 billion and the average yield remained flat at 6.50%.

o The average balance of interest bearing liabilities (primarily deposit accounts) increased $342.7 million and the average rate paid increased 60 basis points to 3.38%.

During the second quarter of 2007 the Company's strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment changed. The TrustCo residential real estate loan product is very competitive compared to local and national competitors. The securities available-for-sale and trading securities portfolios in total were down on an average basis because the reinvestment of proceeds from the sale of longer duration trading securities occurred over time rather than instantaneously. The average balance of federal funds sold and other short-term investments increased, partly reflecting the gradual reinvestment noted above and partly reflecting strong deposit growth.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate. The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives. This strategy has been successful but has also resulted in part of the increase in the deposit costs.

Earning Assets

Total average interest earning assets increased from $2.88 billion in the second quarter of 2006 to $3.22 billion in the same period of 2007 with an average yield of 5.93% in 2006 and 6.00% in 2007. Income on average earning assets increased during this same time-period from $42.7 million in 2006 to $48.3 million in 2007.


Loans

The average balance of loans was $1.82 billion in the second quarter of 2007 and $1.57 billion in the comparable period in 2006. The yield on loans remained unchanged at 6.50%. The higher average balances resulted in an increase in the interest income on loans of $4.1 million.

For the first half of 2007, average loans increased $269.4 million to $1.80 billion and the average yield declined by 5 basis points to 6.47%.

Compared to the second quarter of 2006, the average balance of the loan portfolio during the second quarter of 2007 increased in all loan categories. The average balance of residential mortgage loans was $1.12 billion in 2006 compared to $1.31 billion in 2007, an increase of 16.2%. The average yield on residential mortgage loans increased by 1 basis point to 6.21% in 2007 compared to 2006.

TrustCo actively markets the residential loan products within its market territory. Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants. As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States. During this period of changing interest rates TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders. These unique aspects include extremely low closing costs, fast turn around time on loan approvals, no escrow or mortgage insurance requirements and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets. Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

The average yield on the home equity credit loan product decreased 15 basis points to 6.69% during the second quarter of 2007 compared to 2006 primarily as a result of the number of new equity credit lines that have been originated at lower introductory rates. These credit lines are initially offered to customers at a rate lower than the fully indexed rate so as to attract the new business and to provide the Company an opportunity to have the line extension become fully indexed after the introductory period. The Company believes the expansion of the home equity credit line business represents an opportunity to introduce more variable rate loan products into the portfolio and provide an opportunity to increase rates as the underlying index rates increase.

Securities Available-for-Sale

As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and, as a result, reclassified assets from the available-for-sale portfolio to the trading securities portfolio as of January 1, 2007. As a result of this reclassification, there was a significant change in the balances of these portfolios between the second quarter of 2007 and the second quarter of 2006.

The average balance of the securities available-for-sale portfolio for the second quarter of 2007 was $511.8 million compared to $1.13 billion for the comparable period in 2006. The average yield was 5.50% for the second quarter of 2007 and 5.30% for the second quarter of 2006. The increase in yield is a result of the higher yielding assets in the securities available-for-sale portfolio after the transfer of assets to trading securities. The changes in balances between the two time periods was primarily due to the transfer of bonds to the trading portfolio and to a lesser degree due to paydowns on mortgage backed securities, the purchase of certain bonds during the remainder of 2006 that are affecting the second quarter 2007 balances and calls and maturities on bonds.

Similar to the second quarter, for the first six months of 2007, average securities available-for-sale were $520.1 million, compared to $1.11 billion in the comparable 2006 period. The average yield increased from 5.31% to 5.47%


Trading Securities

The average balance of trading securities for the second quarter of 2007 was $369.5 There were no trading securities in 2006. The average yield was 5.26% for 2007.

For the first half of 2007, average trading securities were $435.5 million. The average year-to-date yield was 5.35%.

All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds). The balances for these bonds are recorded at fair value.

In the first quarter of 2007, the Company recorded an increase of $3.4 million in the fair value of these securities between the implementation date of the new accounting standard on January 1, 2007 and quarter end March 31, 2007 in its consolidated statement of income. During April 2007, the Company sold this portfolio and recorded a realized loss of $2.8 million in second quarter earnings. Proceeds from the sale of these securities were initially invested in federal funds sold and other short term investments. As of June 30, 2007 $450.2 million of Government sponsored enterprises securities were purchased for the trading portfolio. Unrealized losses related to the trading portfolio were not significant in the current period.

Federal Funds Sold and Other Short-term Investments

The 2007 second quarter average balance of federal funds sold and other short-term investments was $519.7 million, $333.8 million more than the $185.8 million average in 2006. The portfolio yield increased from 4.90% in 2006 to 5.29% in 2007. Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold. Interest income on this portfolio increased by approximately $4.6 million from $2.3 million in 2006 to $6.9 million in 2007.

For the first six months of 2007, average federal funds sold and other short-term investments averaged $393.6 million, compared to $205.6 million in the prior year. The yield improved to 5.26% from 4.66%, reflecting the change in the fed funds target rate.

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

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.36 billion during the second quarter of 2006 to $2.70 billion in the second quarter of 2007, and the average rate paid increased from 2.73% for 2006 to 3.35% for 2007. Total interest expense on these deposits increased $6.5 million to $22.6 million.

For the first half of 2007 average interest-bearing deposits were $2.64 billion, an increase of $306.4 million over the prior year and the cost of these funds increased to 3.30% from 2.63% over this time frame.

Average short-term borrowings for the quarter were $96.5 million in 2007 compared to $99.3 million in 2006. The average rate increased during this time period from 3.89% in 2006 to 4.12% in 2007. Rates on short-term borrowings tend to change with the rates on the target Federal Funds.

For the first half of 2007, average short-term borrowings were $97.2 million in 2007 compared to $95.6 million in 2006. The average rate increased during this time period from 3.67% in 2006 to 4.12% in 2007.

Net Interest Income

Taxable equivalent net interest income decreased by $952 thousand to $24.8 million in the second quarter of 2007 as compared to the same period in 2006. The net interest spread decreased from 3.15% in the second quarter of 2006 to 2.63% in 2007. The net interest margin decreased by 49 basis points to 3.07% for the second quarter of 2007.

Net interest income was $49.3 million in the first half of 2007, a decline of $2.7 million versus the comparable period in 2006. The net interest spread declined 56 basis points to 2.68%, while the net interest margin declined 52 basis points to 3.11%.


Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans. The following describes the nonperforming assets of TrustCo as of June 30, 2007:

Nonperforming loans: Total nonperforming loans were $9.3 million at June 30, 2007, an increase from the $7.1 million of nonperforming loans at December 31, 2006 and the $5.1 million of nonperforming loans at June 30, 2006. There were $8.2 million nonaccrual loans at June 30, 2007 compared to the $5.7 million at December 31, 2006 and $3.7 million at June 30, 2006. Restructured loans were $1.0 million at June 30, 2007 compared to the $1.2 million at December 31, 2006 and $1.4 million at June 30, 2006. There were $6 thousand of loans at June 30, 2007 and the $211 thousand at December 31, 2006 and $9 thousand at June 30, 2006 that are past due 90 days or more and still accruing interest.

All of the nonperforming loans at June 30, 2007 and 2006 are residential real estate or retail consumer loans. Since 2000, there has been a continued shifting in the components of TrustCo's problem loans and charge-offs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures. Beginning in 2004, the number of new bankruptcy filings in the Capital District area were lower than statewide trends. Also the demand for housing in the Capital District area remains stable. TrustCo also makes loans in its newer market areas including downstate New York and Florida. As of June 30, 2007, the Company had residential real estate loans (including first mortgage loans and home equity loans and lines of credit) of $123.9 million and commercial real estate loans of $35.1 million in Florida.

Total impaired loans at June 30, 2007 of $1.0 million, consisted of restructured retail loans. During the second quarter of 2007, there were $345 thousand of commercial loan charge offs, $253 thousand of consumer loan charge offs and $316 thousand of residential mortgage loan charge-offs as compared with no commercial loan charge-offs, $52 thousand of consumer loan charge-offs and $647 thousand of residential mortgage loan charge-offs in the second quarter of 2006. Recoveries during the quarter were $641 thousand in 2007 and $816 thousand in 2006.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.

At June 30, 2007, the allowance for loan losses was $35.1 million, which represents a decrease from the $35.6 million in the allowance at December 31, 2006. The allowance represents 1.90% of the loan portfolio as of June 30, 2007 compared to 2.16% at June 30, 2006. The provision for loan losses was zero for the quarter ended June 30, 2007 due to the continuation of the positive credit quality indicators, offset to a degree by loan growth. The change in the credit for loan losses from the second quarter of 2006 of $1.8 million to no provision (credit) for loan losses in 2007 is due to the reduction in recoveries, increase in nonperforming loans and the growth in the loan portfolio.

In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes. Also, there are a number of other factors that are taken into consideration, including:

     o The magnitude and nature of the recent loan charge offs and recoveries,

     o The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank's business territory, and

     o The improving economic environment in the Company's upstate New York territory over the last two years.

Management continues to monitor these factors in determining future provisions or credits for loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.


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

Noninterest Income

Total noninterest income for the second quarter was $1.1 million, compared to $3.9 million in 2006. As previously noted, included in the 2007 second quarter results are net trading losses of $2.8 million in 2007. For the first half of 2007, noninterest income totaled $8.7 million, compared to $7.2 million in the comparable 2006 period.

Trust department income declined nominally to $1.4 million for the second quarter of 2007. Trust department assets under management were $914 million at June 30, 2007 compared to $863 million at June 30, 2006. On a year-to-date basis, trust income was up 6.9% to $2.9 million, due primarily to higher average valuation of assets under management in the first of the current year compared to the same period in 2006.

Fees for other services to customers increased by $213 thousand between the second quarter of 2006 and the comparable period in 2007, to $2.3 million. The increase is the result of changes in fee policies as well as fees being charged on a larger customer base. For the first six months, fees were up 14.7% to $4.6 million.

As noted, the Company recognized $2.8 million of net trading losses in the second quarter of 2007. The losses were the result of the sale of longer duration securities following the Company's adoption of SFAS 159 (see note on recently adopted accounting pronouncements) and an insignificant amount of unrealized losses on the trading portfolio. The losses partly offset the unrealized gains reported in the first quarter resulting from the appreciation in values of the trading account securities during that period. On a year-to-date basis, the impact of net gains in the available for sale and trading portfolios, relative to the same period in 2006, resulted in an improvement of $892 thousand in non-interest income, accounting for more than half of the total increase over the period.


Noninterest Expenses

Total noninterest expense increased from $12.0 million for the three months ended June 30, 2006 to $13.5 million for the three months ended June 30, 2007, with increases in each expense category. Salaries and employee benefits increased $468 thousand to $4.9 million for 2007. Net occupancy expense increased $529 thousand to $2.4 million during the second quarter of 2007. The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.

For the first six months of 2007, noninterest expense rose to $26.2 million from $23.9 million in the comparable 2006 period, with increases in each expense category. The bulk of the increase was in compensation and occupancy, both substantially reflecting the increase in the number of branches and the former also impacted by new extended service hours.

Income Taxes

In the second quarter of 2007, TrustCo recognized income tax expense of $3.6 million as compared to $6.2 million for 2006. The effective tax rates were 30.5% and 33.3% for the second quarter of 2007 and 2006, respectively. The decline in the effective tax rate in the second quarter of 2007 reflected the decline in income before taxes and the resulting larger proportion of tax exempt income as compared to the same period in 2006. The tax expense on the Company's income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

For the first half of 2007, income taxes were $9.8 million, compared to $12.5 million in 2006 and the tax rate declined from 33.6% to 32.5%.


Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios. New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders' equity at June 30, 2007 was $229.9 million, a decrease from the $239.5 million at year-end 2006. TrustCo declared dividends of $0.160 per share in the second quarter of 2007. This results in a dividend payout ratio of 117.4% in 2007. TrustCo expects to manage this ratio down. A dividend payout ratio in excess of 100% is not sustainable indefinitely, particularly given growth in the Company's asset base.

The Company achieved the following ratios as of June 30, 2007 and 2006:

                                          June 30,       Minimum Regulatory
                                       2007       2006       Guidelines
                                      -----      -----   ------------------
Tier 1 risk adjusted capital          13.29%     16.07%        4.00%

Total risk adjusted capital           14.55%     17.33%        8.00%

In addition, at June 30, 2007 and 2006, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.87% and 8.21%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios primarily reflects growth in the overall consolidated balance sheet as well as the decline in stockholders' equity.

Critical Accounting Policies:

Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company's 2006 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $5.4 million in 2007 and $17.0 million in 2006. The subtotals contained in the following table are the arithmetic totals of the items contained in that category. Increases and decreases in interest income and expense due to both rate and volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.




                                       Three Months 2007                Three Months 2006
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      247   $     3     4.95%   $      989   $    12     4.70%         (9)       (13)         4
Gov't Sponsored Enterprises         206,385     2,751     5.33%      799,158    10,408     5.21      (7,657)    (9,287)     1,630
Mortgage-backed securities
  and collateralized
  mortgage obligations              163,979     1,916     4.67%      188,503     2,231     4.73%       (315)      (287)       (28)
States and political
  subdivisions                      128,145     2,182     6.81%      128,081     2,205     6.89%        (23)         8        (31)
Other                                13,023       190     5.84%       12,302       115     3.78%         75          7         68
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
    Total securities
      available for sale            511,779     7,042     5.50%    1,129,033    14,971     5.30%     (7,929)    (9,572)     1,643

Federal funds sold and other
  short-term Investments            519,651     6,856     5.29%      185,824     2,270     4.90%      4,586      4,391        195
Trading Securities                  369,540     4,847     5.26%            0         0     0.00%      4,847      2,423      2,424

Commercial Loans                    271,618     5,113     7.53%      228,142     4,292     7.52%        821        815          6
Residential mortgage loans        1,306,371    20,293     6.21%    1,124,412    17,425     6.20%      2,868      2,840         28
Home equity lines of credit         237,337     3,960     6.69%      209,592     3,575     6.84%        385        870       (485)
Installment loans                     5,699       207    14.61%        5,388       189    14.08%         18         11          7
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
Loans, net of unearned income     1,821,025    29,573     6.50%    1,567,534    25,481     6.50%      4,092      4,536       (444)

  Total interest
    earning assets                3,221,995    48,318     6.00%    2,882,391    42,722     5.93%      5,596      1,778      3,818
                                              -------    -----                 -------    -----     -------    -------     ------
Allowance for loan losses           (35,229)                         (35,629)
Cash & non-interest
  earning assets                    123,727                          100,973
                                 ----------                       ----------

Total assets                     $3,310,493                       $2,947,735
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  282,670       213     0.30%   $  292,651       359     0.49%       (146)       (12)      (134)
Money market accounts               331,303     3,411     4.13%      239,855     2,416     4.04%        995        940         55
Savings                             652,324     2,398     1.47%      718,170     2,732     1.53%       (334)      (234)      (100)
Time deposits                     1,435,504    16,555     4.63%    1,105,608    10,549     3.83%      6,006      3,533      2,473
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------

  Total interest
    bearing deposits              2,701,801    22,577     3.35%    2,356,284    16,056     2.73%      6,521      4,227      2,294
Short-term borrowings                96,417       989     4.12%       99,213       961     3.88%         28       (140)       168
Long-term debt                           46         0     5.24%           75         1     5.24%         (1)        (1)         0
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
   Total Interest
    Bearing Liabilities           2,798,264    23,566     3.38%    2,455,572    17,018     2.78%      6,548      4,086      2,462
                                              -------                          -------              -------    -------     ------

Demand deposits                     254,920                          247,029
Other liabilities                    23,977                           20,149
Shareholders' equity                233,332                          224,985
                                 ----------                       ----------
Total liab. &
 shareholders' equity            $3,310,493                       $2,947,735
                                 ==========                       ==========

Net Interest Income,
 tax equivalent                                24,752                           25,704                 (952)    (2,308)     1,356
                                              -------                          -------              -------    -------     ------
Net Interest Spread                                       2.63%                            3.15%

Net Interest margin
 (net interest income to
 total interest earning
 assets)                                                  3.07%                            3.56%

Tax equivalent adjustment                        (770)                            (780)
                                              -------                          -------

Net Interest Income                            23,982                           24,924
                                              =======                          =======



                             TrustCo Bank Corp NY
                     Management's Discussion and Analysis
                            STATISTICAL DISCLOSURE

       I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
                   INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale are calculated using amortized costs for these securities. The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $7.0 million in 2007 and $12.1 million in 2006. The subtotals contained in the following table are the arithmetic totals of the items contained in that category. Increases and decreases in interest income and expense due to both rate and volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.




                                       Six Months 2007                  Six Months 2006
                                 -----------------------------    -----------------------------
                                    Average  Interest  Average       Average  Interest  Average   Change in   Variance   Variance
(dollars in thousands)              Balance               Rate       Balance               Rate    Interest    Balance       Rate
                                                                                                    Income/     Change     Change
                                                                                                    Expense
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------

Assets

Securities available for sale:
U.S. Treasuries                  $      455   $    11     4.71%   $      859   $    19     4.38%         (8)       (12)         4
Gov't Sponsored Enterprises         211,958     5,599     5.28%      785,030    20,385     5.19     (14,786)   (15,823)     1,037
Mortgage-backed securities
  and collateralized
  mortgage obligations              166,087     3,880     4.67%      193,077     4,524     4.69%       (644)      (625)       (19)
States and political
  subdivisions                      128,761     4,386     6.81%      123,031     4,279     6.96%        107        325       (218)
Other                                12,825       350     5.48%       12,115       355     5.89%         (5)        43        (48)
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
    Total securities
      available for sale            520,086    14,226     5.47%    1,114,112    29,562     5.31%    (15,336)   (16,092)       756

Federal funds sold and other
  short-term Investments            393,555    10,295     5.26%      205,631     4,763     4.66%      5,532      4,849        683
Trading Securities                  435,545    11,650     5.35%            0         0     0.00%     11,650      5,825      5,825

Commercial Loans                    269,029    10,135     7.54%      223,336     8,363     7.50%      1,772      1,727         45
Residential mortgage loans        1,286,135    39,978     6.22%    1,101,660    34,111     6.19%      5,867      5,702        165
Home equity lines of credit         240,488     7,697     6.45%      201,547     6,988     6.99%        709      2,061     (1,352)
Installment loans                     5,636       403    14.43%        5,355       378    14.25%         25         20          5
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
Loans, net of unearned income     1,801,288    58,213     6.47%    1,531,898    49,840     6.52%      8,373      9,510     (1,137)

  Total interest
    earning assets                3,150,474    94,384     6.00%    2,851,641    84,165     5.91%     10,219      4,092      6,127
                                              -------    -----                 -------    -----     -------    -------     ------
Allowance for loan losses           (35,409)                         (36,275)
Cash & non-interest
  earning assets                    130,095                          108,454
                                 ----------                       ----------

Total assets                     $3,245,160                       $2,923,820
                                 ==========                       ==========


Liabilities and
  shareholders' equity

Deposits:
Interest Bearing
  Checking Accounts              $  280,443       415     0.30%   $  293,574       644     0.44%       (229)       (28)      (201)
Money market accounts               327,797     6,715     4.13%      221,457     4,256     3.88%      2,459      2,168        291
Savings                             654,255     4,821     1.49%      718,505     5,098     1.43%       (277)      (775)       498
Time deposits                     1,377,866    31,192     4.57%    1,100,398    20,477     3.75%     10,715      5,739      4,976
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------
  Total interest
    bearing deposits              2,640,361    43,143     3.30%    2,333,934    30,475     2.63%     12,668      7,104      5,564
Short-term borrowings                97,146     1,982     4.11%       95,503     1,739     3.67%        243         30        213
Long-term debt                           50         1     5.27%           79         2     5.27%         (1)        (1)         0
                                 ----------   -------    -----    ----------   -------    -----     -------    -------     ------

   Total Interest
    Bearing Liabilities           2,737,557    45,126     3.32%    2,429,516    32,216     2.67%     12,910      7,133      5,777
                                              -------                          -------              -------    -------     ------

Demand deposits                     249,493                          244,480
Other liabilities                    23,190                           20,057
Shareholders' equity                234,920                          229,767
                                 ----------                       ----------
Total liab. &
 shareholders' equity            $3,245,160                       $2,923,820
                                 ==========                       ==========

Net Interest Income,
 tax equivalent                                49,258                           51,949               (2,691)    (3,041)       350
                                              -------                          -------              -------    -------     ------
Net Interest Spread                                       2.68%                            3.24%

Net Interest margin
 (net interest income to
 total interest earning
 assets)                                                  3.11%                            3.63%

Tax equivalent adjustment                      (1,555)                          (1,514)
                                              -------                          -------

Net Interest Income                            47,703                           50,435
                                              =======                          =======



Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2006 the Company is subject to interest rate risk as its principal market risk. As noted in detail throughout this Management's Discussion and Analysis for the three months and six months ended June 30, 2007, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future. Consequently the quarter-to-date average balance of federal funds sold and other short-term investments has increased to $519.7 million in 2007 from $185.8 million in 2006. This change also reflects the impact of the changes resulting from the SFAS 159 adoption. As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the trading securities, securities available for sale and loan portfolios. This trend is expected to continue into the third quarter.

The Company has $450.2 million of trading account assets at June 30, 2007 and none for the prior period. These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service. The trading account securities at June 30, 2007 were all fixed rate callable bonds issued by Government Sponsored Enterprises with a final average maturity of approximately 5 months and weighted average yield of 5.25%. Changes in market interest rates could affect the fair value of this portfolio and net trading gains and losses recorded in periodic earnings results.


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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                    ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total
                                            Number
                                            of Shares           Maximum Number
                                            Purchased as        of Shares that
                 Total         Average      Part of Publicly    May Yet Be
                 Number of     Price        Announced           Purchases Under
                 Shares        Paid per     Plans or            the Plans
Period           Purchased     Share        Programs            or Programs
------           ---------     --------     ----------------    ---------------

April 1 -
April 30          20,000       $ 9.58       0                   N/A

May 1 -
May 31            80,000       $ 9.57       0                   N/A

June 1 -
June 30                0       $    0       0                   N/A

Total            100,000       $ 9.57       0                   N/A

All 100,000 shares were purchased by other than through a publicly announced plan or program. All purchases were made in open-market transactions in satisfaction of the Company's obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.


Item 3. Defaults Upon Senior Securities

        None.


Item 4. Submissions of Matters to Vote of Security Holders

At the annual meeting held May 14, 2007, shareholders of the Company were asked to consider the Company's nominees for directors and to elect two (2) directors. The Company's nominees for director were Robert A. McCormick (three-year term) and Joseph A. Lucarelli (three-year term).

The results of shareholder voting are as follows:

1.   Election of Directors:

     Director                      For                        Withheld
     -------------------           ----------                 ---------
     Joseph A. Lucarelli           58,909,832                 2,890,537
     Robert A. McCormick           52,699,816                 9,100,553

Directors continuing in office are Thomas O. Maggs, Dr. Anthony J. Marinello, Robert J. McCormick, William D. Powers and William J. Purdy.

2. Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2007.

     For                           Against                    Abstain
     ----------                    ---------                  -------
     60,138,617                    1,260,151                  401,599


Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Reg S-K (Item 601)
Exhibit No.                        Description
-------------------------------------------------------------------------
     31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

     31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

     32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2007, TrustCo filed the following reports on Form 8-K:

April 9, 2007 stating US Banker, an industry publication, listed the top 200 mid-tier banks according to three year average return on equity for the years ended 2004, 2005 and 2006, TrustCo was ranked 6th.

April 11, 2007 stating that effective January 1, 2007, TrustCo has elected early Adoption of Statement of Financial Accounting Standards ("SFAS") No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115 and No. 157 Fair Value Measurements.

April 17, 2007, regarding a press release dated April 17, 2007, detailing first quarter and year to date results for the period ending March 31, 2007.

April 17, 2007 announcing that Kevin T. Timmons will be joining the Company as Vice President/Treasurer.

May 14, 2007, regarding presentation materials presented at the Annual Meeting of Shareholders held May 14, 2007.

May 15, 2007, regarding a press release dated May 15, 2007, announcing results of the Annual Meeting held May 14, 2007 and declaring a cash dividend of $0.16 per share payable on July 2, 2007, to shareholders of record at the close of business on June 8, 2007.

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

                                                     TrustCo Bank Corp NY

                                                     By: /s/ Robert J. McCormick
                                                     ---------------------------
                                                     Robert J. McCormick
                                                     President
                                                     and Chief Executive Officer



                                                     By: /s/ Robert T. Cushing
                                                     -------------------------
                                                     Robert T. Cushing
                                                     Executive Vice President
                                                     and Chief Financial Officer

Date:  August 7, 2007

                                Exhibits Index

Reg S-K
Exhibit No.                        Description
-------------------------------------------------------------------------

     31(a) Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

     31(b) Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

     32 Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.