Form 10-Q
period 2007-09-30
TRUSTCO BANK CORP N Y
filed 2007-11-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (518) 377-3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding as of October 31, 2007
$1 Par Value	75,325,868

TrustCo Bank Corp NY

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and dividend income:
Interest and fees on loans	$31,039	26,696	89,236	76,517
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	3,301	10,395	8,910	30,797
States and political subdivisions	1,416	1,481	4,299	4,294
Mortgage-backed securities and collateralized mortgage obligations	1,857	2,108	5,737	6,633
Other securities	132	153	447	480
Total interest and dividends on securities available for sale	6,706	14,137	19,393	42,204

Interest on trading securities - U. S. government sponsored enterprises	5,921	-	17,571	-
Interest on held to maturity securities - U. S. government sponsored enterprises	224	-	224	-
Interest on federal funds sold and other short term investments	4,949	2,009	15,244	6,772
Total interest income	48,839	42,842	141,668	125,493

Interest expense:
Interest on deposits:
Interest-bearing checking	220	364	635	1,008
Savings accounts	2,253	2,877	7,074	7,975
Money market deposit accounts	3,655	3,065	10,370	7,321
Time deposits	17,214	11,183	48,406	31,660
Interest on short-term borrowings	941	989	2,923	2,728
Interest on long-term debt	1	1	2	3
Total interest expense	24,284	18,479	69,410	50,695

Net interest income	24,555	24,363	72,258	74,798
Provision (credit) for loan losses	-	-	-	(3,575)
Net interest income after provision (credit) for loan losses	24,555	24,363	72,258	78,373

Noninterest income:
Trust department income	1,375	1,313	4,269	4,020
Fees for other services to customers	2,385	2,229	6,980	6,236
Net trading gains	305	-	906	-
Net gain (loss) on securities transactions	226	24	229	(264)
Other	460	329	1,061	1,125
Total noninterest income	4,751	3,895	13,445	11,117

Noninterest expenses:
Salaries and employee benefits	5,255	4,640	15,057	14,026
Net occupancy expense	2,635	1,928	7,460	5,781
Equipment expense	975	694	2,530	2,128
Professional services	1,051	908	3,060	2,584
Outsourced Services	1,075	1,069	3,222	3,178
Other real estate (income) expense, net	(146)	14	(111)	16
Other	2,752	2,446	8,543	7,897
Total noninterest expenses	13,597	11,699	39,761	35,610

Income before taxes	15,709	16,559	45,942	53,880
Income taxes	5,069	5,380	14,881	17,911

Net income	$10,640	11,179	31,061	35,969

Net income per Common Share:
- Basic	$0.142	0.149	0.414	0.480

- Diluted	$0.141	0.149	0.413	0.479

See accompanying notes to unaudited consolidated interim financial statements.

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS:

Cash and due from banks	$48,275	47,889

Federal funds sold and other short term investments	274,396	243,449
Total cash and cash equivalents	322,671	291,338

Trading securities:
U. S. government sponsored enterprises	450,513	-

Securities available for sale:
U. S. government sponsored enterprises	288,827	734,547
States and political subdivisions	128,112	132,879
Mortgage-backed securities and collateralized mortgage obligations	149,995	167,899
Other securities	13,165	12,945
Total securities available for sale	580,099	1,048,270

Held to maturity securities:
U. S. government sponsored enterprises	25,000	-

Loans:
Commercial	283,303	263,041
Residential mortgage loans	1,389,173	1,250,427
Home equity line of credit	232,374	242,555
Installment loans	6,634	6,491
Total loans	1,911,484	1,762,514
Less:
Allowance for loan losses	34,731	35,616
Net loans	1,876,753	1,726,898

Bank premises and equipment, net	28,656	24,050
Other assets	57,495	70,631

Total assets	$3,341,187	3,161,187

LIABILITIES:
Deposits:
Demand	$258,978	259,401
Interest-bearing checking	275,839	290,784
Savings accounts	619,251	662,310
Money market deposit accounts	358,131	310,719
Certificates of deposit (in denominations of
$100,000 or more)	370,990	299,813
Time deposits	1,101,221	976,356
Total deposits	2,984,410	2,799,383

Short-term borrowings	93,865	95,507
Long-term debt	36	59
Accrued expenses and other liabilities	28,060	26,715

Total liabilities	3,106,371	2,921,664

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 82,373,165 and 82,149,776 shares issued at September 30, 2007 and December 31, 2006, respectively	82,373	82,150
Surplus	121,679	119,313
Undivided profits	96,755	110,304
Accumulated other comprehensive income (loss), net of tax	3,381	(2,928)
Treasury stock at cost - 7,232,599 and 7,276,450 shares at June 30, 2007 and December 31, 2006, respectively	(69,372)	(69,316)

Total shareholders' equity	234,816	239,523

Total liabilities and shareholders' equity	$3,341,187	3,161,187

See accompanying notes to unaudited consolidated interim financial statements.

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2006	$82,120	117,770	103,315	(6,054)		(68,490)	228,661

Adjustment to January 1, 2006 beginning balance for adoption of SAB No. 108, net of tax	-	-	9,571	-		-	9,571
January 1, 2006 beginning balance, as adjusted	82,120	117,770	112,886	(6,054)		(68,490)	238,232
Comprehensive income:
Net Income - Nine Months Ended September 30, 2006			35,969		35,969		35,969
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $2,747)					(1,655)
Reclassification adjustment for net loss realized in net income during the year (pretax loss $264)					159
Other comprehensive loss				(1,496)	(1,496)		(1,496)
Comprehensive income					34,473
Cash dividend declared, $.480 per share			(35,910)				(35,910)
Stock options exercised and related tax benefits	30	554					584
Treasury stock purchased (583,413 shares)						(7,145)	(7,145)
Sale of treasury stock (605,656 shares)		717				6,123	6,840

Ending balance, September 30, 2006	$82,150	119,041	112,945	(7,550)		(69,512)	237,074

Beginning balance, January 1, 2007	$82,150	119,313	110,304	(2,928)		(69,316)	239,523
Adjustment to initially apply FAS No. 159, net of tax			(8,606)	8,606			-
Comprehensive income:
Net Income - Nine Months Ended September 30, 2007			31,061		31,061		31,061
Other comprehensive loss, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $363)					(218)
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3,227)					(1,941)
Reclassification adjustment for net gain realized in net income during the year (pretax gain $229)					(138)
Other comprehensive loss				(2,297)	(2,297)		(2,297)
Comprehensive income					28,764
Cash dividend declared, $.480 per share			(36,004)				(36,004)
Stock options exercised and related tax benefits	223	1,893					2,116
Treasury stock purchased (569,348 shares)						(5,908)	(5,908)
Sale of treasury stock (613,199 shares)		417				5,852	6,269
Stock based compensation expense		56					56

Ending balance, September 30, 2007	$82,373	121,679	96,755	3,381		(69,372)	234,816

See accompanying notes to unaudited consolidated interim financial statements.

Other comprehensive income for the three month period ending September 30, 2007 and 2006 was $5,241 and $14,175, respectively.

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
NINE MONTHS ENDED SEPTEMBER 30,	2007	2006

Cash flows from operating activities:
Net income	$31,061	35,969

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,253	1,861
Gain on sale of other real estate owned	(165)	(34)
Provision (credit) for loan losses	-	(3,575)
Stock based compensation expense	56	-
Net gain on sale of bank premises and equipment	-	(29)
Net (gain) loss on sale of securities available for sale	(229)	264
Proceeds from sales of trading securities	502,934	-
Purchases of trading securities	(450,296)	-
Net trading gains	(906)	-
Increase in interest receivable	(4,447)	(6,711)
Increase in interest payable	349	292
Decrease in other assets	18,812	2,749
Increase (decrease) in accrued expenses and other liabilities.…	996	(1,554)

Total adjustments	69,357	(6,737)

Net cash provided by operating activities	100,418	29,232

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	40,004	61,327
Purchases of securities available for sale	(128,999)	(95,293)
Proceeds from maturities of securities available for sale	51,694	10,681
Purchases of held to maturity securities	(25,000)	-
Net increase in loans	(150,062)	(217,417)
Proceeds from dispositions of other real estate owned	302	57
Proceeds from dispositions of bank premises and equipment	-	73
Purchases of bank premises and equipment	(6,859)	(4,019)

Net cash used in investing activities	(218,920)	(244,591)

Cash flows from financing activities:

Net increase in deposits	185,027	86,776
Net (decrease) increase in short-term borrowings	(1,642)	3,770
Repayment of long-term debt	(23)	(21)
Proceeds from exercise of stock options
and related tax benefits	2,116	584
Proceeds from sale of treasury stock	6,269	6,840
Purchase of treasury stock	(5,908)	(7,145)
Dividends paid	(36,004)	(35,905)

Net cash provided by financing activities	149,835	54,899

Net increase (decrease) in cash and cash equivalents	31,333	(160,460)

Cash and cash equivalents at beginning of period	291,338	312,863

Cash and cash equivalents at end of period	$322,671	152,403

See accompanying notes to unaudited consolidated interim financial statements. (continued)

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (continued) (Unaudited)
(dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

Cash paid during the year for:
Interest paid	$69,061	50,403
Income taxes paid	457	14,949
Non cash investing and financing activites:
Transfer of loans to other real estate owned	207	132
Increase in dividends payable	-	5
Change in unrealized loss on securities available for sale-gross of deferred taxes (excluding $14,313 unrealized loss transferred to undivided profits in 2007 from adoption of FASB statement No. 159), net of reclassification adjustment	(3,456)	(2,483)
Change in deferred tax effect on unrealized loss on securities available for sale, net of reclassification adjustment	1,377	987
Amortization of prior service cost on pension and post retirement plans	363	-
Change in deferred tax effect of amortization of prior service cost	(145)	-
Securities available for sale transferred to trading securities	516,558	-
Cumulative effect of the adoption of FASB Statement No. No. 159-net of deferred taxes ($14,313 gross of deferred taxes)	8,606	-
Cumulative effect of the adoption of Staff Accounting Bulletin No. 108-gross of deferred taxes	-	15,877
Deferred tax effect of the adoption of Staff Accounting Bulletin No. 108	-	(6,306)

See accompanying notes to unaudited consolidated interim financial statements.

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.          Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the nine months ended September 30, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2006 Annual Report to Shareholders on Form 10-K.

2.          Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three and nine month periods ended September 30, 2007 and 2006 follows:

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2007:

Basic EPS:
Net income available to Common shareholders	$10,640	75,166	$0.142

Effect of Dilutive Securities:
Stock options	------	101	(.001)

Diluted EPS	$10,640	75,267	$0.141

For nine months ended September 30, 2007:

Basic EPS:
Net income available to Common shareholders	$31,061	75,054	$0.414

Effect of Dilutive Securities:
Stock options	-------	76	(.001)

Diluted EPS	$31,061	75,130	$0.413

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2006:

Basic EPS:
Net income available to Common shareholders	$11,179	74,920	$0.149

Effect of Dilutive Securities:
Stock options	------	169	------

Diluted EPS	$11,179	75,089	$0.149

For nine months ended September 30, 2006:

Basic EPS:
Net income available to Common shareholders	$35,969	74,896	$0.480

Effect of Dilutive Securities:
Stock options	------	259	(.001)

Diluted EPS	$35,969	75,155	$0.479

There were approximately 2.7 million and 3.2 million stock options on average for the third quarter of 2007 and for the year-to-date 2007 periods, respectively, and 1.9 million for both the quarter and year-to-date periods in 2006, which if included, would have been antidilutive in the calculation of average shares outstanding for the quarters and nine month periods ended September 30, 2007 and 2006, respectively, and were therefore excluded from the earnings per share calculations.

3.          Benefit Plans
The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three month and nine month periods ended September 30, 2007 and 2006 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense/(Benefit) for the three months ended September 30, 2007 and 2006 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Service cost	$11	160	7	4
Interest cost	350	338	13	4

Expected return on plan assets	(487)	(411)	(96)	(71)

Amortization of prior service cost	-	6	(127)	(140)

Curtailment gain, net	-	-	-	-

Net periodic (benefit)/expense	$(126)	93	(203)	(203)

Components of Net Periodic Benefit for the nine months ended September 30, 2007 and 2006 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Service cost	$33	549	22	22

Interest cost	1,051	1,108	40	40

Expected return on plan assets	(1,462)	(1,307)	(307)	(275)

Amortization of prior service cost	-	59	(363)	(368)

Curtailment gain, net	-	(362)	-	-

Net periodic benefit	$(378)	(47)	(608)	(581)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2007.  As of September 30, 2007, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2007.

4.          Adoption of New Accounting Pronouncements
a)   Statements of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, and No. 157 “Fair Value Measurements”.

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159), and No. 157 “Fair Value Measurements” (SFAS No. 157).  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement.  This statement establishes a hierarchy of the levels of fair value measurement techniques.  Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain U.S. government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified in the available for sale portfolio totaling approximately $517 million ($502 million at fair value).  Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity.  The Company changed its intent with respect to these securities and therefore recorded these losses directly to undivided profits rather than current income based on the transition provisions of SFAS No. 159 by electing the fair value option for these securities.  As a result, unrealized losses, net of taxes, of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders’ equity because the fair value adjustment had previously been included as an element of shareholders’ equity in the accumulated other comprehensive income (loss) account, net of tax.

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter all of these securities and recognized pre-tax trading losses of $2.8 million in the second quarter.  While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of September 30, 2007 $451 million of U.S. government sponsored enterprises securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit future periods net income because the loss was not realized in the income statement when the security was sold.

As already stated, the Company recorded a $8.6 million charge, net of tax, to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007.  Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income.

In determining the fair value for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

	Statement of Condition 12/31/06 Prior to adoption	Net Loss recognized in undivided profits upon adoption	Statement of adoption of Condition after Fair Value Option
($ in thousands)

Securities available for sale transferred to trading account assets:
Amortized cost	$516,558	(14,313)	502,245
Unrealized depreciation	(14,313)	14,313	-
Net transferred to trading account assets	$502,245	-	502,245

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

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million.  These securities are primarily higher yielding assets and generally had shorter terms to final maturity.  It is management’s intention that Government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities.  Upon adoption of SFAS 159, the yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years ranging from 2007 – 2019 final maturity.

The following tables presents the financial instruments recorded at fair value by the Company as of September 30, 2007 and for the three and nine month periods ended September 30, 2007.

(in thousands)	Fair Value Measurements at September 30, 2007 using:
Description	Total Carrying Amount in Statement Of Financial Position As of 9/30/2007	Statement 107 Fair Value Estimate As of 9/30/2007	Fair Value Measurement As of 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable input (Level 2 )
Assets available for sale	580,099	580,099	580,099	-	580,099
Trading account assets	450,513	450,513	450,513	-	450,513
Other real estate owned	162	162	162	-	162

(in thousands)	Change in fair value for the 3 month period from July 1, 2007 to September 30, 2007 for items measured at fair value pursuant to election of the Fair Value Option		Change in fair value for the 9 month period from January 1, 2007 to September 30, 2007 for items measured at fair value pursuant to election of the Fair Value Option

	Unrealized Trading Gains	Total Changes Included in Values Included in Period Earnings	Unrealized Trading Gains	Total Changes Included in Values Included in Period Earnings

Assets Available-for-sale	-	-	-	-

Trading account assets	305	305	906	906

Other real estate owned	-	-	-	-

Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.

(a.)	FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the Company’s adoption of FIN 48, there were no required adjustments to the Company’s consolidated financial statements.

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management’s evaluation of the probability of the benefit being realized.  For 2007 the Company has recognized interest expense on the potential settlement amount as an element of other expenses and nothing for potential tax penalties.

For the nine months ended September 30, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007	$3,392
Additional unrecognized benefit for the period from 1/1/07 to 9/30/07	659

Balance September 30, 2007	$4,051

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of September 30, 2007 that amount would be $2.6 million, after tax).  Interest expense of $250 thousand has been recorded during 2007 and included in accrued expenses and other liabilities (no penalties have been accrued).  The total accrual for interest expense included in the statement of financial condition is $639 thousand and is included in accrued expenses and other liabilities.

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated.  Open Federal tax years are 2003, 2004 and 2005, and for NYS they are 2002 through 2005.  The 2006 state and federal tax returns were filed in the third quarter of 2007.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed.  It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.

(b.)	Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006, the Company adopted the Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  As a result of the Adoption of SAB No. 108, TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million.  These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders’ equity as an adjustment to January 1, 2006 undivided profits.

5.          Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $3.5 million at September 30, 2007 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2007 was insignificant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2007, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2007 and 2006 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2007, and Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatement In Current Year Financial Statements” as of January 1, 2006.

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
KPMG LLP

Albany, New York
November 7, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month and nine-month periods ended September 30, 2007, with comparisons to 2006 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2006 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2007 and 2006.

Adoption of New Accounting Pronouncements
a)  Statements of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, and No. 157 “Fair Value Measurements”.

Effective January 1, 2007 TrustCo elected early adoption of Statements of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159), and No. 157 “Fair Value Measurements” (SFAS No. 157).  SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.  SFAS No. 157 generally establishes the definition of fair value and expands disclosures about fair value measurement.  This statement establishes a hierarchy of the levels of fair value measurement techniques.  Upon adoption of SFAS No. 159, TrustCo elected to apply the fair value option for certain government sponsored enterprises securities with lower yields, which generally had longer duration, that were classified as the available for sale portfolio totaling approximately $517 million ($502 million at fair value).  Prior to the adoption of SFAS No. 159, the Company intended to hold these securities until a market price recovery or possibly to maturity.  The Company changed its intent with respect to these securities and therefore recorded these losses directly to undivided profits rather than current income based on the transition provisions of SFAS 159 by electing the fair value option for these securities.  As a result, unrealized losses of $8.6 million were directly recorded to undivided profits. This charge to undivided profits had no overall impact on total shareholders’ equity because the fair value adjustment had previously been included as an element of shareholders’ equity in the accumulated other comprehensive income (loss) account, net of tax.

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter all of these securities and recognized pre-tax trading losses of $2.7 million in the second quarter.  While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily United States Government sponsored enterprises, for its trading portfolio.  As of September 30, 2007 $451 million of US Government sponsored enterprises securities were purchased for the trading portfolio.  TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit net income because the loss was not realized in the income statement when the security was sold.

As already stated, the Company recorded a $8.6 million charge to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007.  Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income.

In determining the fair value for the trading account securities the Company utilized an independent bond pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

($ in thousands)	Statement of Condition 12/31/06 Prior to Adoption	Net Loss Recognized in Undivided Profits Upon Adoption	Statement of Condition After Adoption of Fair Value Option
Securities available for sale transferred to trading account assets:
Amortized cost	$516,558	(14,313)	502,245
Unrealized depreciation	(14,313)	14,313	-
Net transferred to trading account assets	$502,245	-	502,245

The securities transferred to trading account assets as of January 1, 2007 were included previously in the available for sale portfolio as Government sponsored enterprises.

TrustCo determined that it would be appropriate to account for certain of the U.S. government sponsored enterprises securities at fair value based upon the relatively low interest rate on these bonds.  U.S. government sponsored enterprises bonds held by Trustco Bank in the available for sale portfolio as of January 1, 2007 under a predetermined interest rate (generally 5.45% or below) were identified as bonds to be recorded at fair value (the bonds also had an average life to maturity of approximately 9 years).  Interest on trading account securities are recorded in the Consolidated Statements of Income based upon the coupon of the underlying bond and the par value of the securities.  Unrealized gains and losses on the trading account securities are recognized based upon the fair value at period end compared to the beginning of that period.

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining U.S. government sponsored enterprises obligations classified as available for sale securities which had gross unrealized losses of $3.3 million.  These securities are primarily higher yielding assets and generally had shorter terms to final maturity.  It is management’s intention that U.S. government sponsored enterprises securities that remain in the Available for Sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities.

The following tables present the financial instruments recorded at fair value by the Company as of September 30, 2007 and for the three and nine month periods ended September 30, 2007.

(in thousands)	Fair Value Measurements at September 30, 2007 using:
Description	Total Carrying Amount in Statement Of Financial Position As of 9/30/2007	Statement 107 Fair Value Estimate As of 9/30/2007	Fair Value Measurement As of 9/30/2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable input (Level 2 )
Assets available for sale	580,099	580,099	580,099	-	580,099
Trading account assets	450,513	450,513	450,513	-	450,513
Other real estate owned	162	162	162	-	162

(in thousands)	Change in fair value for the 3 month period from July 1, 2007 to September 30, 2007 for items measured at fair value pursuant to election of the Fair Value Option		Change in fair value for the 9 month period from January 1, 2007 to September 30, 2007 for items measured at fair value pursuant to election of the Fair Value Option

	Unrealized Trading Gains	Total Changes Included in Values Included in Period Earnings	Unrealized Trading Gains	Total Changes Included in Values Included in Period Earnings

Assets Available-for-sale	-	-	-	-

Trading account assets	305	305	906	906

Other real estate owned	-	-	-	-

Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.

a)	FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the Company’s adoption of FIN 48, there were no required adjustments to the Company’s consolidated financial statements.

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management’s evaluation of the probability of the benefit being realized.  For 2007 the Company has recognized interest expense on the potential settlement amount as an element of other expenses and nothing for potential tax penalties.

For the nine months ended September 30, 2007 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(Dollars in thousands)

Balance January 1, 2007	$3,392

Additional unrecognized benefit for the period from 1/1/07 to 9/30/07	659

Balance September 30, 2007	$4,051

If the unrecognized tax benefit were to be recognized for financial reporting purposes the impact would be to decrease total tax expense by the balance not previously recognized (as of September 30, 2007 that amount would be $2.6 million, after tax).  Interest expense of $250 thousand has been recorded during 2007 and included in accrued expenses and other liabilities (no penalties have been accrued).  The total accrual for interest expense included in the statement of financial condition is $639 thousand and is included in accrued expenses and other liabilities.

The New York State tax returns are currently under audit for the periods that the unrecognized tax return position was initiated.  Open Federal tax years are 2003, 2004 and 2005, and for NYS they are 2002 through 2005.  The 2006 state and federal tax returns were filed in the third quarter of 2007.

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months except if the New York State tax return audits are completed.  It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.

b)	Prior Year Immaterial Uncorrected Misstatements

As described in the Company Annual Report on Form 10-K in 2006, the Company adopted the Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  As a result of the Adoption of SAB No. 108 TrustCo recognized a reduction in other liabilities of $8.3 million and a decrease in the allowance for loan losses of $7.6 million.  These entries were recorded as adjustments of the beginning of the year 2006 opening balances for these accounts and the impact, net of tax, was reflected in shareholders’ equity as an adjustment to January 1, 2006 undivided profits.

Overview
TrustCo recorded net income of $10.6 million, or $0.141 of diluted earnings per share for the three months ended September 30, 2007, as compared to net income of $11.2 million or $0.149 of diluted earnings per share in the same period in 2006.  For the nine-month period ended September 30, 2007, TrustCo recorded net income of $31.1 million, or $0.413 per diluted earnings per share as compared to $36.0 million, or $0.479 of diluted earnings per share for the comparable period in 2006.

The primary factors accounting for the year to date changes were:

☐	Increase in the average balance of interest earning assets by $316.3 million to $3.19 billion for the first nine months of 2007 compared to the comparable period in 2006,

☐	Increase in the average balance of interest bearing liabilities by $320.2 million to $2.77 billion for the first nine months of 2007 as compared to 2006,

☐	Decrease in net interest margin from 3.57% for the first nine months of 2006 to 3.11% for the nine months of 2007,

☐	Decrease in the credit for loan losses from $3.6 million for the first nine months of 2006 to $-0- in the comparable period in 2007,

☐
Increase in noninterest income from $11.1 million for the first nine months of 2006 to $13.4 million for the comparable period in 2007.  Included in noninterest income were $264 thousand of net losses on securities transactions for 2006 compared to gains of $229 thousand for 2007 and $906 million of net unrealized gains on trading securities in 2007 and none in 2006, and

☐	An increase of $4.2 million in noninterest expense for the first nine months of 2007 as compared to the first nine months of 2006.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management’s Discussion and Analysis for the third quarter and first nine months of 2007 compared to the comparable periods in 2006 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes.  Included in the 2006 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2006 compared to 2005.  Most of the same market factors discussed in the 2006 Annual Report also had a significant impact on the second quarter and year-to-date 2007 results.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans.  The absolute level of interest rates, changes in rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

One of the most important interest rates used to control national economic policy is the “federal funds” rate.  This is the interest rate utilized for institutions with the highest credit quality rating. The federal funds rate remained unchanged from the second quarter of 2006 until it was reduced by 50 basis points to 4.75% on September 18, 2007.  Since early 2006, the yield curve has frequently been flat or mildly inverted, as opposed to the more typical positively sloped curve.  A flat yield curve refers to an environment where market interest rates are approximately the same for short and long terms securities of the same type.  In an inverted curve, short term rates are higher than long term rates and in a positively sloped curve, long term rates are higher than short term rates.  The Federal Reserve has indicated its intention to continue to monitor economic expansion in the United States economy which may require additional changes in the federal funds rate subsequent to September 30, 2007.

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

For the third quarter of 2007, the net interest margin decreased to 3.10% from 3.46% for the third quarter of 2006.  The quarterly results reflect the following significant factors:

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $112.3 million and the average yield increased to 5.39% from 5.32% in the third quarter of 2006.

-
The average balance of federal funds sold and other short-term investments increased by $227.6 million and the average yield decreased 11 basis points to 5.21%.  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate during the third quarter of 2007.

-	The average loan portfolio grew by $235.2 million to $1.88 billion and the average yield increased 11 basis points to 6.58%.
-	The average balance of interest bearing liabilities (primarily deposit accounts) increased $344.0 million and the average rate paid increased 45 basis points to 3.39%.

During the third quarter of 2007 the Company’s strategy was to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  The TrustCo residential real estate loan product is very competitive compared to local and national competitors.  The widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions.  The average balance of federal funds sold and other short-term investments increased, primarily reflecting the Company’s strong deposit growth.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  This strategy has been successful but has also resulted in part of the increase in the deposit costs.

Earning Assets
Total average interest earning assets increased from $2.92 billion in the third quarter of 2006 to $3.27 billion in the same period of 2007 with an average yield of 5.97% in 2006 and 6.05% in 2007.  Interest income on average earning assets increased during this same time-period from $43.6 million in 2006 to $49.6 million in 2007 on a tax equivalent basis.

Loans
The average balance of loans was $1.88 billion in the third quarter of 2007 and $1.65 billion in the comparable period in 2006.  The yield on loans increased 11 basis points to 6.58%.  The higher average balances and higher yield both contributed to an increase in the interest income on loans of $4.3 million.

For the first nine months of 2007, average loans increased $257.9 million to $1.83 billion and the average yield increased by 1 basis point to 6.51%.

Compared to the third quarter of 2006, the average balance of the loan portfolio during the third quarter of 2007 increased in all loan categories.  The average balance of residential mortgage loans was $1.18 billion in 2006 compared to $1.37 billion in 2007, an increase of 16.0%.  The average yield on residential mortgage loans increased by 3 basis points to 6.24% in 2007 compared to 2006.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased 19.2% to an average balance of $280.4 million in the third quarter of 2007 over the prior year.  The significant increase in balances is partly due to fewer competitors focusing on this sector.  The average yield on this portfolio decreased 6 basis points to 7.58% over the same period.

The average yield on home equity credit lines of credit increased 78 basis points to 7.18% during the third quarter of 2007 compared to 2006.  The improvement in yield was the result of existing loans repricing from low initial rates to the regular indexed rate as well as a decision to significantly reduce the introductory rate discount on new loans.  The average balances of home equity lines increased 0.5% to $230.7 million in the third quarter of 2007 as compared to the prior year.

Securities Available-for-Sale
As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and, as a result, reclassified assets from the available-for-sale portfolio to the trading securities portfolio as of January 1, 2007.  As a result of this reclassification, there was a significant change in the balances of these portfolios between the third quarter of 2007 and the third quarter of 2006.  The Company also added a small held-to-maturity portfolio in the third quarter of 2007.

The average balance of the securities available-for-sale portfolio for the third quarter of 2007 was $544.1 million compared to $1.12 billion for the comparable period in 2006.  The average yield was 5.48% for the third quarter of 2007 and 5.32% for the third quarter of 2006.  The increase in yield is a result of the higher yielding assets in the securities available-for-sale portfolio after the transfer of assets to trading securities.  The changes in balances between the two time periods was primarily due to the transfer of bonds to the trading portfolio and to a lesser degree was due to paydowns on mortgage backed securities, and purchases, calls and maturities of bonds.

Similar to the third quarter, for the first nine months of 2007, average securities available-for-sale were $528.2 million, compared to $1.12 billion in the comparable 2006 period.  The average yield increased from 5.31% to 5.47%.

Trading Securities
The average balance of trading securities for the third quarter of 2007 was $450.3  There were no trading securities in 2006.  The average yield was 5.22% for 2007.

For the first nine months of 2007, average trading securities were $440.5 million.  The average year-to-date yield was 5.32%.

All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds).  The balances for these bonds are recorded at fair value.

As of September 30, 2007 $450.2 million of U.S. government sponsored enterprises securities were purchased for the trading portfolio.

Held-to-Maturity Securities
The average balance of held-to-maturity securities for the third quarter of 2007 was $15.1 million.  There were no held-to-maturity securities in 2006.  The average yield was 5.91% for 2007.

For the first nine months of 2007, average held-to-maturity securities were $5.1 million.  The average year-to-date yield was 5.89%.

All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds).  The balances for these bonds are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2007 third quarter average balance of federal funds sold and other short-term investments was $377.7 million, $227.7 million more than the $150.0 million average in 2006.  The portfolio yield decreased from 5.32% in 2006 to 5.21% in 2007.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income on this portfolio increased by approximately $2.9 million from $2.0 million in 2006 to $4.9 million in 2007.

For the first nine months of 2007, federal funds sold and other short-term investments averaged $388.5 million, compared to $187.1 million in the prior year.  The yield improved to 5.24% from 4.84%, reflecting the change in the fed funds target rate.

The federal funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio.  The vast majority of the Company’s funding comes from traditional deposit vehicles such as savings, demand deposits, interest-bearing checking and time deposit accounts.

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.40 billion during the third quarter of 2006 to $2.75 billion in the third quarter of 2007, and the average rate paid increased from 2.89% for 2006 to 3.37% for 2007.  Total interest expense on these deposits increased $5.9 million to $23.3 million.

For the first nine months of 2007 average interest-bearing deposits were $2.68 billion, an increase of $319.7 million over the prior year and the cost of these funds increased to 3.32% from 2.72% over this time frame.

Average short-term borrowings for the quarter were $93.3 million in 2007 compared to $95.2 million in 2006.  The average rate decreased during this time period from 4.12% in 2006 to 4.00% in 2007.  Rates on short-term borrowings tend to change with the rates on the target Federal Funds.

For the first nine months of 2007, average short-term borrowings were $95.8 million in 2007 compared to $95.4 million in 2006.  The average rate increased during this time period from 3.82% in 2006 to 4.08% in 2007.

Net Interest Income
Taxable equivalent net interest income increased by $151 thousand to $25.3 million in the third quarter of 2007 as compared to the same period in 2006.  The net interest spread decreased from 3.03% in the third quarter of 2006 to 2.66% in 2007. The net interest margin decreased by 36 basis points to 3.10% for the third quarter of 2007.

Net interest income was $74.6 million in the first nine months of 2007, a decline of $2.5 million versus the comparable period in 2006.  The net interest spread declined 50 basis points to 2.67%, while the net interest margin declined 46 basis points to 3.11%.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of September 30, 2007:

Nonperforming loans: Total nonperforming loans were $8.9 million at September 30, 2007, an increase from the $7.1 million of nonperforming loans at December 31, 2006 and the $6.3 million of nonperforming loans at September 30, 2006.  There were $7.8 million of nonaccrual loans at September 30, 2007 compared to the $5.7 million at December 31, 2006 and $5.1 million at September 30, 2006.  Restructured loans were $842 thousand at September 30, 2007 compared to the $1.2 million at both December 31, 2006 and September 30, 2006.  There were $272 thousand of loans at September 30, 2007 that were past due 90 days or more and still accruing interest, compared to $211 thousand at December 31, 2006 and $40 thousand at September 30, 2006.

Substantially all of the nonperforming loans at September 30, 2007 and 2006 are residential real estate or retail consumer loans.  Since 2000, there has been a continued shifting in the components of TrustCo’s problem loans and charge-offs from commercial and commercial real estate to the residential real estate and retail consumer loan portfolios.

TrustCo strives to identify borrowers that are experiencing financial difficulties and to work aggressively with them so as to minimize losses or exposures.

Total impaired loans at September 30, 2007 were $917 thousand, and consisted of restructured retail loans as well as one commercial mortgage.  During the third quarter of 2007, there were $167 thousand of commercial loan charge offs, $179 thousand of consumer loan charge offs and $486 thousand of residential mortgage loan charge-offs as compared with $19 thousand commercial loan charge-offs, $95 thousand of consumer loan charge-offs and $242 thousand of residential mortgage loan charge-offs in the third quarter of 2006.  Recoveries during the quarter were $478 thousand in 2007 and $691 thousand in 2006.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk inherent in the loan portfolio.

At September 30, 2007, the allowance for loan losses was $34.7 million, which represents a decrease from the $35.6 million in the allowance at December 31, 2006.  The allowance represents 1.82% of the loan portfolio as of September 30, 2007 compared to 2.02% at December 31, 2006.  The provision for loan losses was zero for the quarter ended September 30, 2007 and for the year earlier quarter due to the continuation of the positive credit quality indicators, offset to a degree by loan growth.  The loan loss provision was also zero for the first nine months of 2007, compared to a credit $3.6 million for the first nine months of 2006.  The change in the provision/credit for loan losses is partially reflective of the change in the net charge off/ recovery from 2006 to 2007.  Net charge offs for the nine month period ended September 2007 were approximately $833 thousand compared to net recoveries of $1.4 million for the comparable period in 2006.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

‘☐	The magnitude and nature of the recent loan charge offs and recoveries,

‘☐	The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank’s business territory, and

‘☐	The improving economic environment in the Company’s upstate New York territory over the last two years.

Management continues to monitor these factors in determining future provisions or credits for loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  TrustCo’s earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations, which could potentially occur, and has prepared appropriate contingency plans should such a situation arise.

Noninterest Income
Total noninterest income for the third quarter was $4.8 million, compared to $3.9 million in 2006, an increase of 22.0%.  For the first nine months of 2007, noninterest income totaled $13.4 million, compared to $11.1 million in the comparable 2006 period, an increase of 20.9%.

Trust department income increased 4.7% to $1.4 million for the third quarter of 2007 compared to $1.3 million in the third quarter of 2006. Trust department assets under management were $950 million at September 30, 2007 compared to $872 million at September 30, 2006.  On a year-to-date basis, trust income was up 6.2% to $4.3 million, due primarily to higher average valuation of assets under management in the first nine months of the current year compared to the same period in 2006.

Fees for other services to customers increased by 7.0% to $2.4 million between the third quarter of 2006 and the comparable period in 2007.  The increase is the result of changes in fee policies as well as fees being charged on a larger customer base.  For the first nine months, fees were up 11.9% to $7.0 million.

The Company recognized $305 thousand of net trading gains in the third quarter of  2007.  For the first nine months of 2007, trading gains of $906 thousand were recognized, compared to zero in the same period in 2006.  On a year-to-date basis, the impact of net gains in the available for sale and trading portfolios, relative to the same period in 2006, resulted in an improvement of $1.4 million in non-interest income.

Noninterest Expenses
Total noninterest expense increased from $11.7 million for the three months ended September 30, 2006 to $13.6 million for the three months ended September 30, 2007, with increases in each expense category.  Salaries and employee benefits increased $615 thousand to $5.3 million for 2007.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $707 thousand to $2.6 million during the third quarter of 2007.  The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.

For the first nine months of 2007, noninterest expense rose to $39.8 million from $35.6 million in the comparable 2006 period, with increases in each expense category.  The bulk of the increase was in compensation and occupancy, both substantially reflecting the increase in the number of branches and the former also impacted by new extended service hours.

Income Taxes
In the third quarter of 2007, TrustCo recognized income tax expense of $5.1 million as compared to $5.4 million for 2006.  The effective tax rates were 32.3% and 32.5% for the third quarter of 2007 and 2006, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

For the first nine months of 2007, income taxes were $14.9 million, compared to $17.9 million in 2006 and the tax rate declined from 33.2% to 32.4%.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at September 30, 2007 was $234.8 million, a decrease from the $239.5 million at year-end 2006. TrustCo declared dividends of $0.160 per share in the third quarter of 2007.  This results in a dividend payout ratio of 113.0% in 2007. TrustCo expects to manage this ratio down.  A dividend payout ratio in excess of 100% is not sustainable indefinitely, particularly given growth in the Company’s asset base.

The Company achieved the following ratios as of September 30, 2007 and 2006:

	September 30,		Minimum Regulatory
	2007	2006	Guidelines

Tier 1 risk adjusted capital	13.44%	15.73%	4.00%

Total risk adjusted capital	14.70%	16.99%	8.00%

In addition, at September 30, 2007 and 2006, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.93% and 8.13%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios primarily reflects growth in the overall consolidated balance sheet as well as the decline in stockholders’ equity.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

The Company considers the adoption of SFAS No. 157 and 159 and the resulting fair value accounting requirements to be considered critical accounting policies which effect the Company’s financial position and results of operations.  See Footnote 4 “Adoption of New Accounting Pronouncements” for a description of the Company’s implementation.

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $6.3  million in 2007 and $16.4  million in 2006.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three Month	2007		Three Month	2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U.S. Treasuries	$-	$-	0.00%	$993	$12	4.74%	(12)	(6)	(6)
U. S. Gov't Sponsored Enterprises	244,831	3,300	5.39%	796,523	10,382	5.21	(7,082)	(9,477)	2,395

Mortgage-backed securities and collateralized mortgage obligations	159,362	1,857	4.66%	179,831	2,110	4.69%	(253)	(240)	(13)
States and political subdivisions	126,643	2,154	6.80%	131,848	2,252	6.84%	(98)	(85)	(13)
Other	13,244	147	4.41%	12,511	171	5.48%	(24)	56	(80)
Total securities available for sale	544,080	7,458	5.48%	1,121,706	14,927	5.32%	(7,469)	(9,752)	2,283

Federal funds sold and other short-term Investments	377,659	4,949	5.21%	150,029	2,009	5.32%	2,940	3,226	(286)
Trading Securities	450,283	5,921	5.22%	0	0	0.00%	5,921	2,961	2,961
Held to Maturity Securities	15,054	224	5.91%	0	0	0.00%	224	112	112

Commercial Loans	280,410	5,320	7.58%	235,294	4,497	7.64%	823	1,062	(239)
Residential mortgage loans	1,367,451	21,332	6.24%	1,179,153	18,315	6.21%	3,017	2,928	89
Home equity lines of credit	230,651	4,176	7.18%	229,559	3,703	6.40%	473	18	455
Installment loans	5,947	219	14.59%	5,297	191	14.28%	28	24	4
Loans, net of unearned income	1,884,459	31,047	6.58%	1,649,303	26,706	6.47%	4,341	4,032	309

Total interest earning assets	3,271,535	49,599	6.05%	2,921,038	43,642	5.97%	5,957	579	5,378
Allowance for loan losses	(35,072)			(34,448)
Cash & non-interest earning assets	119,126			102,927

Total assets	$3,355,589			$2,989,517

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$285,001	220	0.31%	$285,112	364	0.51%	(144)	(0)	(144)
Money market accounts	353,458	3,655	4.10%	291,767	3,065	4.17%	590	925	(335)
Savings	638,838	2,254	1.40%	703,469	2,878	1.62%	(624)	(252)	(372)
Time deposits	1,470,216	17,214	4.65%	1,121,216	11,182	3.96%	6,032	3,867	2,165
Total interest bearing deposits	2,747,513	23,343	3.37%	2,401,564	17,489	2.89%	5,854	4,540	1,314
Short-term borrowings	93,279	941	4.00%	95,178	989	4.12%	(48)	(20)	(28)
Long-term debt	39	1	5.17%	68	1	5.18%	-	-	-
Total Interest Bearing Liabilities	2,840,831	24,285	3.39%	2,496,810	18,479	2.94%	5,806	4,520	1,286
Demand deposits	261,686			245,956
Other liabilities	24,242			18,760
Shareholders' equity	228,830			227,991

Total liab. & shareholders' equity	$3,355,589			$2,989,517
Net Interest Income , tax equivalent		25,314			25,163		151	(3,941)	4,092
Net Interest Spread			2.66%			3.03%

Net Interest margin (net interest income to total interest earning assets)			3.10%			3.46%

Tax equivalent adjustment		(760)			(801)

Net Interest Income		24,554			24,362

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $6.1  million in 2007 and $13.5  million in 2006.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine Month	2007		Nine Month	2006
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U.S. Treasuries	$302	$11	4.74%	$904	$31	4.51%	(20)	(22)	2
U. S. Gov't Sponsored Enterprises	223,036	8,899	5.32%	788,904	30,766	5.20	(21,867)	(23,020)	1,153
Mortgage-backed securities and collateralized mortgage obligations	163,820	5,737	4.67%	188,613	6,634	4.69%	(897)	(869)	(28)
States and political subdivisions	128,047	6,540	6.81%	126,002	6,532	6.91%	8	137	(129)
Other	12,966	497	5.12%	12,248	527	5.75%	(30)	43	(73)
Total securities available for sale	528,171	21,684	5.47%	1,116,671	44,490	5.31%	(22,806)	(23,731)	925

Federal funds sold and other short-term Investments	388,475	15,244	5.24%	187,118	6,772	4.84%	8,472	7,868	604
Trading Securities	440,512	17,571	5.32%	0	0	0.00%	17,571	8,786	8,786
Held to Maturity Securities	5,073	224	5.89%	0	0	0.00%	224	112	112

Commercial Loans	272,865	15,455	7.55%	227,366	12,860	7.54%	2,595	2,578	17
Residential mortgage loans	1,313,538	61,310	6.22%	1,127,775	52,426	6.20%	8,884	8,713	171
Home equity lines of credit	237,173	11,873	6.69%	210,987	10,691	6.77%	1,182	1,387	(205)
Installment loans	5,741	622	14.49%	5,336	569	14.26%	53	44	9
Loans, net of unearned income	1,829,317	89,260	6.51%	1,571,464	76,546	6.50%	12,714	12,722	(8)

Total interest earning assets	3,191,548	143,983	6.02%	2,875,253	127,808	5.93%	16,175	5,757	10,418
Allowance for loan losses	(35,295)			(35,660)
Cash & non-interest earning assets	126,112			106,367

Total assets	$3,282,365			$2,945,960

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$281,979	635	0.30%	$290,722	1,008	0.46%	(373)	(30)	(343)
Money market accounts	336,445	10,370	4.12%	245,152	7,321	3.99%	3,049	2,804	245
Savings	649,060	7,074	1.46%	713,438	7,975	1.49%	(901)	(737)	(164)
Time deposits	1,408,988	48,406	4.59%	1,107,414	31,659	3.82%	16,747	9,624	7,123
Total interest bearing deposits	2,676,472	66,485	3.32%	2,356,726	47,963	2.72%	18,522	11,661	6,861
Short-term borrowings	95,843	2,923	4.08%	95,394	2,728	3.82%	195	13	182
Long-term debt	46	2	5.24%	75	3	5.24%	(1)	(1)	-
Total Interest Bearing Liabilities	2,772,361	69,410	3.35%	2,452,195	50,694	2.76%	18,716	11,673	7,043
Demand deposits	253,602			244,978
Other liabilities	23,545			19,619
Shareholders' equity	232,857			229,168

Total liab. & shareholders' equity	$3,282,365			$2,945,960
Net Interest Income , tax equivalent		74,573			77,114		(2,541)	(5,916)	3,375
Net Interest Spread			2.67%			3.17%

Net Interest margin (net interest income to total interest earning assets)			3.11%			3.57%

Tax equivalent adjustment		(2,315)			(2,315)

Net Interest Income		72,258			74,799

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2006 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three months and nine months ended September 30, 2007, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the quarter-to-date average balance of federal funds sold and other short-term investments has increased to $377.7 million in 2007 from $150.0 million in 2006. This change also reflects the impact of the changes resulting from the SFAS 159 adoption.  As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the trading securities, securities available for sale and loan portfolios.  This trend is expected to continue into the fourth quarter.

The Company had $450.5 million of trading account assets at September 30, 2007 and none as of December 31, 2006.  These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service.  The trading account securities at September 30, 2007 were all fixed rate callable bonds issued by Government Sponsored Enterprises with a final average maturity of approximately 3 months and weighted average yield of 5.25%.  Changes in market interest rates could affect the fair value of this portfolio and net trading gains and losses recorded in periodic earnings results.

Item 4.

Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II                   OTHER INFORMATION
Item 1.     Legal Proceedings

                 None.

Item 1A.  Risk Factors

There are no material changes to the Company’s risk factors as discussed in The Annual Report on Form 10K for the year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchases Under the Plans or Programs
July 1 – July 31	60,774	$ 9.55	0	N/A
August 1 – August 31	228,077	$ 10.81	0	N/A
September 1 – September 30	0	$ 0	0	N/A
Total	288,851	$ 10.55	0	N/A

All 288,851 shares were purchased by other than through a publicly announced plan or program.  All purchases were made in open-market transactions in satisfaction of the Company’s obligations upon exercise of outstanding stock options issued by the Company and for quarterly sales to the dividend reinvestment plan.

Item 3.     Defaults Upon Senior Securities

 None.

Item 4.     Submissions of Matters to Vote of Security Holders

 None.

Item 5.     Other Information

                 None.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

(b)	Reports on Form 8-K

During the quarter ended September 30, 2007, TrustCo filed the following reports on Form 8-K:

July 17, 2007, regarding a press release dated July 17, 2007, detailing second quarter and year to date results for the period ending June 30, 2007.

August 21, 2007, regarding a press release dated August 21, 2007, declaring a cash dividend of $0.16 per share payable on October 1, 2007, to shareholders of record at the close of business on September 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/Robert J. McCormick
Robert J. McCormick
President
and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date:  November 7, 2007

Exhibits Index

Reg S-K (Item 601)
Exhibit No.	Description

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.