Form 10-K
period 2007-12-31
TRUSTCO BANK CORP N Y
filed 2008-02-28
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes.☒ No.☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes.☐ No.☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes.☒ No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2007 was approximately  $711,596,863 (based upon the closing price of $9.88 on June 30, 2007, as reported on the Nasdaq National Market).

The number of shares outstanding of the registrant’s common stock as of February 22, 2008 was 75,526,851.

Documents Incorporated by Reference: (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2007 (Part I and Part II) and (2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2008 (Part III).

Index

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute “non-GAAP financial measures” within the meaning of the SEC’s new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin:  Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

The Efficiency Ratio:  Financial institutions often use an “efficiency ratio” as a measure of expense control.  The efficiency ratio typically is defined as noninterest expense divided by taxable equivalent net interest income plus noninterest income.  As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component  elements, such as non-recurring charges, and other real estate expense (deducted from noninterest expense) and securities transactions and other non-recurring income items (excluded from noninterest income).  We follow these practices.

Index

PART I

Item 1.	Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. On July 28, 2000 TrustCo acquired Landmark Financial Corp. and its subsidiary Landmark Community Bank, in Canajoharie, New York, a federal savings bank with assets of approximately $26 million. Landmark Community Bank was subsequently renamed Trustco Savings Bank, and, on November 15, 2002, Trustco Savings Bank and Trustco Bank, National Association merged under the charter of Trustco Savings Bank. In that merger, the resulting bank changed its name to Trustco Bank (sometimes referred to in this report as the “Bank”).

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 670 full-time equivalent employees of TrustCo at year-end 2007. TrustCo had 14,497 shareholders of record as of December 31, 2007 (the last business day in 2007) and the closing price of the TrustCo common stock on that date was $9.92.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 108 automatic teller machines and 107 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Hillsborough, Lake, Orange, Polk, Sarasota, Seminole and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision (“OTS”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank established an operating subsidiary, Trustco Vermont Investment Company, in September 2003 for the purposes of holding all of the shares of the capital stock of the Bank’s existing subsidiary, Trustco Realty Corp., that were held by the Bank and of acquiring and managing other investments. Trustco Realty Corp. holds certain mortgage assets that are serviced by the Bank. The Bank accounted for substantially all of TrustCo’s 2007 consolidated net income and average assets.

Index

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $916 million as of December 31, 2007.

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

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last several years. Commercial banks, thrift institutions, traditional mortgage brokers affiliated with local offices and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans, principally through the interest rates and loan fees it charges, and the efficiency and quality of services it provides to borrowers.

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company registered under the Home Owners’ Loan Act of 1934 (the "HOLA"), TrustCo is regulated and examined by the OTS. The HOLA requires TrustCo to obtain prior OTS approval for acquisitions and restricts the business operations permitted to TrustCo. The OTS is also the Bank’s primary federal regulator and supervises and examines the Bank.  Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

Index

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2007 contains information concerning restrictions on TrustCo’s ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Board of Governors of the Federal Reserve System, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 16 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, and the discussion under “Federal Savings Institution Regulations – Regulatory Capital Requirements”, which contain information concerning the Bank’s regulatory capital requirements.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Holding Company Activities

The activities of savings and loan holding companies are governed by the HOLA. Since TrustCo became a savings and loan holding company in 2002, its activities are limited to those permissible for “multiple” savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for “financial holding companies” (which are described below). “Savings associations” include federal savings banks such as the Bank. TrustCo must obtain approval from the appropriate bank regulatory agencies before acquiring control of any insured depository institution.

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

Index

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

Securities Regulation and Corporate Governance

The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of The Nasdaq Stock Market LLC, on which its Common Stock is traded. Like other issuers of publicly traded securities, the Company must also comply with The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud and contains reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company has and will continue to incur additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

Index

Federal Savings Institution Regulation

Business Activities. Federal law and regulations govern the activities of federal savings banks such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Regulatory Capital Requirements. OTS capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), net of the adjustment to record the previously unrecognized overfunded position of employee benefit plans (“OCI”), less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

The above capital requirements are viewed as minimum standards by the OTS. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater.

Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized institution.”

The OTS regulations contain prompt corrective action provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Index

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank. The Bank cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past, and Trustco Bank will have credits of approximately $1.5 million to offset premiums in the future.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Index

Assessments. The Bank is required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2007 totaled approximately $540 thousand.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OTS to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OTS assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Qualified Thrift Lender Test. Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (“QTL”) test or the Internal Revenue Code’s Domestic Building and Loan Association (“DBLA”) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company’s mandatory registration as a savings and loan holding company under the Act. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings accounts in conformity with OTS rules and regulations and (ii) the general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans. The Bank is currently, and expects to remain, in compliance with these standards.

Index

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2007 was as follows:

Amount of transaction accounts	Reserve Requirement
$0 to $9.3 million	0 percent of amount.
Over $9.3 million and up to $43.9 million	3 percent of amount.
Over $43.9 million	$1,317,000 plus 10 percent of amount over $43.9 million.

The Bank is in compliance with these requirements as of December 31, 2007.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”).

Index

Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

The Company expects to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

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

Index

The Company operates a wholly owned real estate investment trust (“REIT”) subsidiary, which was formed to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans and mortgage-backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from total taxable income.

The proposed 2008 New York State budget bill contains a provision that would potentially increase the amount of state tax paid by the Company. The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2008.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover the inherent risk of loss in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

Availability of Reports

This annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our Internet site, www.trustcobank.com.

Forward-Looking Statements

Statements included in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” of TrustCo's Annual Report to Shareholders for the year ended December 31, 2007 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1A.	Risk Factors

These are general risk factors affecting the Company. They are further described under Item 1. “Business” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment.

Certain interest rate movements may hurt earnings and asset value.

Interest rates have in recent years hit historical low levels. However, from June 2004 to June 2006, the U.S. Federal Reserve increased its target for the federal funds rate from 1.00% to 5.25%. Beginning in September 2007, its target federal funds rate has been reduced and ended 2007 at 4.25%. While these short-term market interest rates (which are used as a guide to price the Bank’s deposits) have fluctuated, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not changed in a similar fashion. This “flattening” of the market yield curve has had a negative impact on the Bank’s interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank’s deposits and borrowings continue to reprice upwards faster than rates on the Bank’s long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

Index

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

Changes in interest rates effecting the value of the Company’s trading portfolio are recorded through the consolidated statements of income.  Therefore changes in interest rates will have a direct impact on recorded net income.

Impact of Liquidity and Credit Concerns

The Company’s operations are effected by National trends and concerns with respect to liquidity and credit risk.  The ability of the Company to trade investment securities is somewhat contingent upon a ready market place for such securities.  Therefore the Company experiences risk as a result of the changing credit and liquidity operating environment.

Strong competition within the Bank’s market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits and to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending and trading activities. Loans to individuals and business entities, our single largest asset group, depend for repayment on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligation to us, due to changes in economic conditions, interest rates, natural disaster, acts of war, or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and could have a material adverse impact on our earnings and financial condition.

Index

The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described earlier, the Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

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

Negative conditions in the real estate markets where collateral for our mortgage loans is located could adversely affect our borrower’s ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as hurricanes.

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

Index

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by First Financial in reports we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Index

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

External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or “bird flu” and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

Index

Decline in home values in the Company’s markets could adversely impact results from operations.

Like all financial services providers, the Company is subject to the effects of any economic downturn, and in particular, a significant decline in home values in the Company’s markets could have a negative effect on the results of operations. A significant decline in home values would likely lead to a decrease in new home equity loan originations and increased delinquencies and defaults in both the consumer home equity loan and the residential real estate loan portfolios and result in increased losses in these portfolios.

There was significant disruption and volatility in the financial and capital markets during the second half of 2007.  Turmoil in the mortgage market adversely impacted both domestic and global markets and led to a significant global credit and liquidity crisis.  These market conditions were attributed to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  While we continue to adhere to prudent underwriting standards and do not participate in subprime lending.  The geographic markets in which we operate may not be immune to some negative consequences arising from overall economic weakness and in particular, a downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 107 offices, of which 23 are owned and 84 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

None.

Index

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2002	Year First Became Executive of TrustCo

Robert J. McCormick, Age 44, President and Chief Executive Officer	President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2000

Robert T. Cushing, Age 52, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 41, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Thomas M. Poitras, Age 45, Vice President and Secretary	Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 2001 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Robert M. Leonard, Age 45, Administrative Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2003. Administrative Vice President of TrustCo and Trustco Bank since 2004. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Sharon J. Parvis, Age 57, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Each executive officer is elected by the Board of Directors to serve until election of his successor.

Index

PART II

Item 5.                      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page [1] of TrustCo's Annual Report to Shareholders for the year ended December 31, 2007. TrustCo had 14,384 shareholders of record as of February 22, 2008, and the closing price of TrustCo's common stock on that date was $9.32.

The following table provides information, as of December 31, 2007, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,416,777	$10.92	598,500
Equity compensation plans not approved by security holders	None	None	None
Total	4,416,777	$10.92	598,500

The following table provides information with respect to purchases of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2007.

Index

Purchases of Equity Securities

2007 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31	0	0	0	N/A
November 1-30	0	0	0	N/A
December 1-31	0	0	0	N/A
Total	0	0	0	N/A

In the TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Superregional Banks. Such graph is incorporated herein by reference.

No shares were purchased through a publicly announced plan or program. Previously purchases have been made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company’s dividend reinvestment plan.

Item 6.                  Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 8.                  Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP included in the TrustCo's Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Index

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.               Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to satisfy the objectives for which they are designed.

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP, is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2007, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Subsequent to the date of Management’s evaluation and since September 30, 2007, there were no significant changes in the Company’s internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2008 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers", and “Section 16(a) Beneficial Ownership Reporting Compliance". TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Administrative Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Index

Under rules adopted by the SEC, TrustCo is required to disclose whether it has an “audit committee financial expert” serving on its Audit Committee. The Board has determined that none of the members of the Audit Committee meet the definition of “audit committee financial expert” as defined in those rules. The Board believes that in order to fulfill all the functions of the Board and the Audit Committee, each member of the Board and the Audit Committee should meet all the criteria that have been established by the Board for Board membership and that it is not in the best interests of the Company to nominate as a director someone who does not have all the experience, attributes and qualifications that TrustCo seeks. Further, the Board believes that the present members of the Audit Committee have sufficient knowledge and experience in financial affairs to effectively perform their duties.

TrustCo’s Audit Committee consists of five non-employee directors, each of whom has been selected for the Audit Committee by the Board based on a determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company’s internal accounting operations and our independent auditors. Members of the committee include William D. Powers (Chairman), Joseph Lucarelli, Thomas O. Maggs, Anthony J. Marinello, M.D.,Ph.D., and William J. Purdy.  The Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate, and has, in fact, retained Marvin & Co., an independent accounting firm, as a consultant to the committee. Further, the Audit Committee receives directly or has access to extensive information from reviews and examinations by the Company's internal auditor, independent auditor and the various banking regulatory agencies having jurisdiction over the Company and its subsidiaries.

Item 11.                Executive Compensation

The information under the captions "TrustCo and Trustco Bank Executive Officer Compensation" and "TrustCo Retirement Plans" included in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2008, is incorporated herein by reference.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions "Information on TrustCo Directors and Nominees," and "Information on TrustCo Executive Officers," and "Ownership Of TrustCo Common Stock By Certain Beneficial Owners" in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2008, is incorporated herein by reference. Additional information concerning the Company’s equity compensation plan is set forth in Item 5 hereof.

Item 13.                Certain Relationships and Related Transactions

The information under the caption "Transactions with TrustCo and Trustco Bank Directors, Executive Officers and Associates" included in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 19, 2008 is incorporated herein by reference.

Index

Item 14.                Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP (“KPMG”) for the 2007 and 2006 audits of TrustCo’s annual consolidated financial statements and the effectiveness of internal controls over financial reporting, and fees billed for other services provided by KPMG during 2007 and 2006.

	2007	2006
Audit Fees	$399,000	$340,000
Audit Related Fees(1)	15,000	12,000
Tax Fees(2)	255,290	117,600
All Other Fees(3)	68,800	87,950
Total Fees	$738,090	$557,550

 (1) For 2007 and 2006, audit related fees included audit and accounting related services.

(2) For 2007 tax fees consisted of tax return preparation services, and tax advice, such as assistance with tax audits. For 2006, tax fees included tax return preparation and other tax compliance services.

(3) For 2007, all other fees consisted of accounting research and consultation on emerging accounting standards and tax planning services. For 2006, all other fees included tax planning services.

It is the Audit Committee is policy to preapprove all audit and nonaudit services provided by the Company’s independent auditors. In certain circumstances the chairman has authority to preapprove services form the Company’s independent accountants, which are then reviewed and approved at the next Audit Committee meeting. As such, all of the services described above were approved by the Audit Committee.

PART IV

Item 15.                Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2007 and 2006.

Consolidated Statements of Income -- Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2007, 2006, and 2005.

Index

Consolidated Statements of Cash Flows -- Years Ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2007 and 2006.

The following exhibits are incorporated herein by reference:*

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, dated July 27, 1993, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated February 20, 2007

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001.

10(d)	Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001.

10(e)	Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001.

10(f)	Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing and Robert J. McCormick dated September 18, 2001.

10(g)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

Index

10(h)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(i)	Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001.

10(j)	Amended and Restated Trustco Bank, National Association Deferred Compensation Plan for Directors, dated September 18, 2001.

10(k)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002.

10(l)	Amendment No.1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003.

10(m)	Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Scot R. Salvador, dated January 1, 2004.

10(n)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(o)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(p)	2004 TrustCo Directors Stock Option Plan

10(q)	2004 TrustCo Stock Option Plan

10(r)	2005 Amended and Restated Trustco Bank Deferred Compensation Plans for Directors, dated December 20, 2005.

10(s)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(t)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(u)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(v)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(w)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(x)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

Index

10(y)	Restatement of Trustco Bank Senior Incentive Plan dated January 1, 2006.

10(z)	Amendment No. 3 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan.

11	Computation of Net Income Per Common Share.
________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

Index

  The following exhibits are filed herewith:

Exhibit No.	Description

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2007.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and
Chief Financial Officer

Date:	February 28, 2008

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick	President and Chief Executive Officer	February 19, 2008
Robert J. McCormick	(principal executive officer)

/s/ Robert T. Cushing	Executive Vice President and Chief	February 19, 2008
Robert T. Cushing	Financial Officer (principal financial and accounting officer)

*	Director	February 19, 2008
Joseph Lucarelli

*	Director	February 19, 2008
Thomas O. Maggs

*	Director	February 19, 2008
Dr. Anthony J. Marinello

*	Director	February 19, 2008
Robert A. McCormick

*	Director	February 19, 2008
William D. Powers

*	Director	February 19, 2008
William J. Purdy

* By:	/s/ Thomas Poitras
Thomas Poitras, as Agent
Pursuant to Power of Attorney

Index

Exhibit Index

Exhibit No.	Description

3(i)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to, Exhibit 3(i)a to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated February 20, 2007, incorporated by reference to Exhibit 3(ii) to TrustCo Bank Corp NY’s Report on Form 8-K, filed February 20, 2007.

10(a)
Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(b)
Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to, Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(c)
Amended and Restated Trustco Bank, National Association and TrustCo Bank Corp NY Supplemental Retirement Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(f) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(d)
Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(g) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(e)
Amended and Restated Trustco Bank, National Association Executive Officer Incentive Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(h) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(f)
Amended and Restated Employment Agreements Between Trustco Bank, National Association, TrustCo Bank Corp NY and each of Robert T. Cushing and Robert J. McCormick dated September 18, 2001 incorporated by reference to, Exhibit 10(i) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

Index

Exhibit Index

10(g)
Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(k) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(h)
Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(i)
Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(m) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(j)
Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated September 18, 2001 incorporated by reference to, Exhibit 10(n) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(k)
Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.

10(l)
Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, dated November 25, 2003 incorporated by reference to, Exhibit 10(m) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2003.

10(m)
Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY, and Scot R. Salvador, dated January 1, 2004 incorporated by reference to, Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(n)
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(o)
Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

Index

Exhibit Index

10(p)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(q)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

10(r)
2005 Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, dated December 20, 2005, incorporated by reference to Exhibit 10(s) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(s)
Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(v) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(t)
Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(w) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(u)
Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(v)
Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(w)
Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(x)
Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(y)
Restatement of Trustco Bank Senior Incentive Plan dated January 1, 2006, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp ’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006.

Index

Exhibit Index

10(z)
Amendment No. 3 to the Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by reference to Exhibit 99 to TrustCo Bank Corp NY’s Report on Form 8-K, filed December 19, 2006.

11	Computation of Net Income Per Common Share. Note 13 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2007, filed herewith.

21	List of Subsidiaries of TrustCo, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

Index

  GRAPHICS APPENDIX

Omitted Charts		Cross Reference to Page of Annual Report
1	Taxable Equivalent Net Interest Income	8
2	Efficiency Ratio	22

The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.