Form 10-Q
period 2008-03-31
TRUSTCO BANK CORP N Y
filed 2008-05-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2008

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377-3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x)Yes    ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company.”   in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Class of Common Stock	as of April 30, 2008
$1 Par Value	75,675,209

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Interest and dividend income:
Interest and fees on loans	$30,784	28,631
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	3,255	2,856
States and political subdivisions	1,395	1,449
Mortgage-backed securities and collateralized mortgage obligations	1,773	1,964
Other securities	178	139
Total interest and dividends on securities available for sale	6,601	6,408

Interest on trading securities:
U. S. government sponsored enterprises	4,719	6,803
States and political subdivisions	9	-
Total interest on trading securities	4,728	6,803

Interest on held to maturity securities - U. S. government sponsored enterprises	225	-
Interest on federal funds sold and other short term investments	2,981	3,439
Total interest income	45,319	45,281

Interest expense:
Interest on deposits:
Interest-bearing checking	204	202
Savings accounts	1,343	2,424
Money market deposit accounts	2,081	3,304
Time deposits	16,717	14,636
Interest on short-term borrowings	576	993
Interest on long-term debt	0	1
Total interest expense	20,921	21,560

Net interest income	24,398	23,721
Provision for loan losses	300	-
Net interest income after provision for loan losses	24,098	23,721

Noninterest income:
Trust department income	1,494	1,453
Fees for other services to customers	2,140	2,306
Net trading gains	717	3,445
Net loss on securities transactions	(366)	-
Other	556	344
Total noninterest income	4,541	7,548

Noninterest expenses:
Salaries and employee benefits	5,640	4,909
Net occupancy expense	3,010	2,417
Equipment expense	1,102	744
Professional services	1,101	938
Outsourced Services	1,109	1,073
Other real estate (income) expense, net	(8)	20
Other	2,610	2,605
Total noninterest expenses	14,564	12,706

Income before taxes	14,075	18,563
Income taxes	4,648	6,249

Net income	$9,427	12,314

Net income per Common Share:
- Basic	$0.125	0.164

- Diluted	$0.125	0.164

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
ASSETS:

Cash and due from banks	$51,662	58,156

Federal funds sold and other short term investments	409,411	286,764
Total cash and cash equivalents	461,073	344,920

Trading securities:
U. S. government sponsored enterprises	415,848	465,151
States and political subdivisions	7,077	0
Total trading securities	422,925	465,151

Securities available for sale:
U. S. treasuries and government sponsored enterprises	199,825	289,690
States and political subdivisions	129,235	129,271
Mortgage-backed securities and collateralized mortgage obligations	149,260	148,858
Other securities	11,285	11,073
Total securities available for sale	489,605	578,892

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2008 $15,178, 2007 $15,175)	15,000	15,000

Loans:
Commercial	285,411	280,248
Residential mortgage loans	1,440,518	1,419,231
Home equity line of credit	227,932	229,570
Installment loans	5,692	5,865
Total loans	1,959,553	1,934,914
Less:
Allowance for loan losses	34,725	34,651
Net loans	1,924,828	1,900,263

Bank premises and equipment, net	30,219	29,193
Other assets	54,128	44,132

Total assets	$3,397,778	3,377,551

LIABILITIES:
Deposits:
Demand	$263,415	262,863
Interest-bearing checking	285,645	293,027
Savings accounts	613,484	609,064
Money market deposit accounts	331,790	341,790
Certificates of deposit (in denominations of $100,000 or more)	400,724	390,328
Other time accounts	1,143,071	1,123,226
Total deposits	3,038,129	3,020,298

Short-term borrowings	91,898	92,220
Long-term debt	21	29
Accrued expenses and other liabilities	24,737	27,936

Total liabilities	3,154,785	3,140,483

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 82,373,165 and 82,373,165 shares issued at March 31, 2008 and December 31, 2007, respectively	82,373	82,373
Surplus	122,039	121,961
Undivided profits	94,218	93,099
Accumulated other comprehensive income, net of tax	10,030	7,230
Treasury stock at cost - 6,846,314 and 7,047,297 shares at March 31, 2008 and December 31, 2007, respectively	(65,667)	(67,595)

Total shareholders' equity	242,993	237,068

Total liabilities and shareholders' equity	$3,397,778	3,377,551

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	"Treasury Stock"	Total

Beginning balance, January 1, 2007	$82,150	119,313	110,304	(2,928)		(69,316)	239,523
Adjustment to initially apply FAS No. 159	-	-	(8,606)	8,606		-	-
Comprehensive income:
Net Income - Three Months Ended March 31, 2007	-	-	12,314	-	12,314	-	12,314
Other comprehensive loss, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $121)	-	-	-	-	(73)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $235)	-	-	-	-	(142)	-	-
Other comprehensive loss	-	-	-	(215)	(215)	-	(215)
Comprehensive income					12,099
Cash dividend declared, $.160 per share	-	-	(11,979)	-		-	(11,979)
Stock options exercised and related excess tax benefits	19	116	-	-		-	135
Treasury stock purchased (180,497 shares)	-	-	-	-		(1,904)	(1,904)
Sale of treasury stock (186,813 shares)	-	326	-	-		1,780	2,106

Ending balance, March 31, 2007	$82,169	119,755	102,033	5,463		(69,440)	239,980

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Three Months Ended March 31, 2008	-	-	9,427	-	9,427	-	9,427
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $134)	-	-	-	-	(81)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax loss of $4,425)	-	-	-	-	2,660	-	-
Reclassification adjustment for net loss realized in net income during the year (pretax loss $366)	-	-	-	-	221	-	-
Other comprehensive income, net of tax:	-	-	-	2,800	2,800	-	2,800
Comprehensive income					12,227
Cash dividend declared, $.110 per share	-	-	(8,308)	-		-	(8,308)
Stock options exercised and related excess tax benefits	-	-	-	-		-	-
Treasury stock purchased (0 shares)	-	-	-	-		-	-
Sale of treasury stock (200,983 shares)	-	47	-	-		1,928	1,975
Stock based compensation expense	-	31	-	-		-	31

Ending balance, March 31, 2008	$82,373	122,039	94,218	10,030		(65,667)	242,993

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$9,427	12,314

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	646
Gain on sale of other real estate owned	(65)	-
Provision for loan losses .	300	-
Deferred tax expense .	568	1,163
Stock based compensation expense	31	-
Net loss on sale of bank premises and equipment	6	-
Net loss on sale of securities available for sale	366	-
Proceeds from sales and calls of trading securities	110,000	-
Purchases of trading securities .	(77,057)	-
Proceeds from maturities of trading securities	10,000	-
Net trading gains	(717)	(3,445)
(Increase) decrease in taxes receivable	(9,353)	6,263
Increase in interest receivable	(1,950)	(3,025)
(Decrease) increase in interest payable	(462)	244
Increase in other assets	(774)	(2,530)
Increase (decrease) in accrued expenses and other liabilities	1,008	(992)

Total adjustments	32,786	(1,676)
Net cash provided by operating activities	42,213	10,638

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	118,132	9,593
Purchases of securities available for sale	(29,432)	(517)
Proceeds from maturities of securities available for sale	5,012	31,050
Net increase in loans	(25,399)	(38,173)
Proceeds from dispositions of other real estate owned	121	-
Proceeds from dispositions of bank premises and equipment	10	-
Purchases of bank premises and equipment	(1,927)	(1,562)
Net cash provided by investing activities	66,517	391

Cash flows from financing activities:

Net increase in deposits	17,831	82,420
Net (decrease) increase in short-term borrowings	(322)	1,557
Repayment of long-term debt .	(8)	(8)
Proceeds from exercise of stock options
and related tax benefits	-	135
Proceeds from sale of treasury stock	1,975	2,106
Purchase of treasury stock	-	(1,904)
Dividends paid	(12,053)	(11,979)

Net cash provided by financing activities	7,423	72,327
Net increase in cash and cash equivalents	116,153	83,356
Cash and cash equivalents at beginning of period	344,920	291,338
Cash and cash equivalents at end of period	$461,073	374,694

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$21,383	21,316
Income taxes paid (refunded)	14,000	(15)
Non cash investing and financing activites:
Transfer of loans to other real estate owned	534	140
Decrease in dividends payable	(3,745)	-
Change in unrealized loss on securities available for sale-gross of deferred taxes (excluding $14,313 unrealized loss transferred to undivided profits in 2007 from adoption of SFAS No. 159), net of reclassification adjustment	4,791	(235)
Change in deferred tax effect on unrealized loss on securities available for sale, net of reclassification adjustment	(1,910)	93
Amortization of prior service cost on pension and post retirement plans	(134)	(121)
Change in deferred tax effect of amortization of prior service cost	53	48
Securities available for sale transferred to trading securities	-	516,558
Cumulative effect of the adoption of SFAS No.
No. 159-net of deferred taxes ($14,313 gross of deferred taxes)	-	8,606

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2007 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three-month periods ended March 31, 2008 and 2007 follows:

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended March 31, 2008:

Basic EPS:
Net income available to
Common shareholders	$9,427	75,507	$0.125

Effect of Dilutive Securities:
Stock options	------	10	-----

Diluted EPS	$9,427	75,517	$0.125

For quarter ended March 31, 2007:

Basic EPS:
Net income available to
Common shareholders	$12,314	74,952	$0.164

Effect of Dilutive Securities:
Stock options	-------	102	-----

Diluted EPS	$12,314	75,054	$0.164

Index

There were approximately 3.9 million and 2.3 million stock options on average for the first quarter of 2008 and 2007, respectively, which if included, would have been antidilutive in the calculation of average shares outstanding for the quarters ended March 31, 2008 and 2007, respectively, and were therefore excluded from the earnings per share calculations.

3.	Benefit Plans

The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three month periods ended March 31, 2008 and 2007 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense/(Benefit) for the three months ended March 31, 2008 and 2007 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$12	-	7	7
Interest cost	352	354	14	14

Expected return on plan assets	(501)	(460)	(124)	(103)

Amortization of prior service cost	-	-	(134)	(121)

Net periodic (benefit)/expense	$(137)	(106)	(237)	(203)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2008.  As of March 31, 2008, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2008.

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

Index

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter of 2007 earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter of 2007 all of these securities and recognized pre-tax trading losses of $2.8 million in that quarter.  While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of March 31, 2008, $416 million of U.S. government sponsored enterprises and $7 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit future periods net income because the loss was not realized in the income statement when the security was sold.

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

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

	Statement of Condition 12/31/06 Prior to adoption	Net Loss undivided profits upon adoption	Statement of Condition after adoption of Fair recognized in Value Option
($ in thousands)

Securities available for sale transferred to trading account assets:
Amortized cost	$516,558	(14,313)	502,245
Unrealized depreciation	(14,313)	14,313	-
Net transferred to trading account assets	$502,245	-	502,245

The securities transferred to trading account assets as of January 1, 2007 were included previously in the available for sale portfolio as Government sponsored enterprises.

Index

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

The Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements,” (SFAS No. 157) on January 1, 2007.  SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows.

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables presents the financial instruments recorded at fair value by the Company as of March 31, 2008 and December 31, 2007. There were no Financial Instruments with Fair Value Estimates considered to be categorized as "Level 1" or "Level 3".

(dollars in thousands)	Fair value measurements at March 31, 2008 using:

	Total carrying amount in statement of financial condition	Fair value measurement	Significant other observable input
Description	as of 3/31/08	as of 3/31/08	(Level 2)
Securities available for sale	$489,605	489,605	489,605
Trading securities	422,925	422,925	422,925
Other real estate owned	770	770	770

Index

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

	Total carrying amount in statement of financial condition	Fair value measurement	Significant other observable input
Description	as of 12/31/07	as of 12/31/07	(Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

Assets available for sale and trading account securities are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.

5.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $4.2 million at March 31, 2008 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2008 was insignificant.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” as of January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated statement of  financial condition as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/KPMG LLP
KPMG LLP

Albany, New York
May 8, 2008

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month  period ended March 31, 2008, with comparisons to 2007 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2007 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Forward-looking Statements

Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, (5) real estate and collateral values, and (6) changes in market area and general business and economic trends.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2008 and 2007.

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

Index

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter all of these securities and recognized pre-tax trading losses of $2.8 million in the second quarter.  While the proceeds from this sale were initially invested in federal funds sold, the Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of March 31, 2008 $416 million of U.S. government sponsored enterprises and $7 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard will have a positive impact on its ability to manage its investment portfolio because it will enable the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment will benefit future periods net income because the loss was not realized in the income statement when the security was sold.

As already stated, the Company recorded an $8.6 million charge, net of tax, to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007.  Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income.

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

Index

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

After the adoption of SFAS 159 as of January 1, 2007 there were $232.3 million of remaining Government sponsored enterprises obligations classified as available for sale securities that had gross unrealized losses of $3.3 million.  These securities are primarily higher yielding assets and generally had shorter terms to final maturity.  It is management’s intention that Government sponsored enterprises securities that remain in the available for sale portfolio after the adoption of SFAS 159 will be held to generate relatively higher yields or provide liquidity in the form of maturing or called securities.  Upon adoption of SFAS 159, the yield on the securities in the available for sale portfolio ranged from 4.30% to 5.82%, and had an average term to maturity of 7 years ranging from 2007 – 2019 final maturity.

The Company adopted Statement of Financial Accounting Standard No. 157 “Fair Value Measurements,” (SFAS No. 157) on January 1, 2007.  SFAS No. 157 establishes a three-level hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels are defined as follows.

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Index

The following tables presents the financial instruments recorded at fair value by the Company as of March 31, 2008 and December 31, 2007. There were no financial instruments with fair value estimates considered to be categorized as "Level 1" and "Level 3".

(dollars in thousands)	Fair value measurements at March 31, 2008 using:

	Total carrying amount in statement of financial condition	Fair value measurement	Significant other observable input
Description	as of 3/31/08	as of 3/31/08	(Level 2)
Securities available for sale	$489,605	489,605	489,605
Trading securities	422,925	422,925	422,925
Other real estate owned	770	770	770

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

	Total carrying amount in statement of financial condition	Fair value measurement	Significant other observable input
Description	as of 12/31/07	as of 12/31/07	(Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

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

Index

Overview

TrustCo recorded net income of $9.4 million, or $0.125 of diluted earnings per share for the three months ended March 31, 2008, as compared to net income of $12.3 million or $0.164 of diluted earnings per share in the same period in 2007.

The primary factors accounting for the year to date changes were:

☐	Increase in the average balance of interest earning assets by $190.5 million to $3.27 billion for the first three months of 2008 compared to the comparable period in 2007,

☐	Increase in the average balance of interest bearing liabilities by $164.9 million to $2.84 billion for the first three months of 2008 as compared to 2007,

☐	Decrease in net interest margin from 3.16% for the first three months of 2007 to 3.07% for the three months of 2008,

☐	Increase in the provision for loan losses from zero for the first three months of 2007 to $300 thousand in the comparable period in 2008,

☐
Decrease in noninterest income from $7.5 million for the first three months of 2007 to $4.5 million for the comparable period in 2008.  Included in noninterest income were $366 thousand of net losses on securities transactions for 2008 compared to zero for 2007 and $717 thousand of net unrealized gains on trading securities in 2008 compared to $3.4 million in 2007, and

☐	An increase of $1.9 million in noninterest expense for the first three months of 2008 as compared to the first three months of 2007.

Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

The following Management’s Discussion and Analysis for the first quarter of 2008 compared to the comparable period in 2007 is greatly affected by the change in interest rates in the marketplace in which TrustCo competes.  Included in the 2007 Annual Report to Shareholders is a description of the effect interest rates had on the results for the year 2007 compared to 2006.  Most of the same market factors discussed in the 2007 Annual Report continued to have a significant impact on the first quarter 2008 results.

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

Index

One of the most important interest rates used to control national economic policy is the “federal funds” rate.  This is the interest rate utilized for institutions with the highest credit quality rating. The Federal Reserve began reducing the targeted federal funds rate beginning in the first quarter of 2008, and continued that policy during the first quarter.  The federal funds target rate is now 2.25%, compared to 5.25% prior to the first cut last fall.  These actions, and other economic conditions have led to a somewhat more positively sloped yield curve, following persistently flat or mildly inverted curves over the prior couple of years.  In an inverted curve, short term rates are higher than long term rates and in a positively sloped curve, long term rates are higher than short term rates.  The Federal Reserve has indicated it remains concerned about economic conditions, but also about increased uncertainty about the outlook for inflation and that it “will act in a timely manner as needed to promote sustainable economic growth and price stability.”

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

For the first quarter of 2008, the net interest margin decreased to 3.07% from 3.16% for the first quarter of 2007.  The quarterly results reflect the following significant factors:

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $56.1 million and the average yield decreased to 4.63% from 5.38% in the first quarter of 2008.

-
The average balance of federal funds sold and other short-term investments increased by $78.7 million and the average yield decreased 175 basis points to 3.47% in the first quarter of 2008 compared to the same period in 2007 .  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate beginning in the first quarter of 2008.

Index

-	The average loan portfolio grew by $167.9 million to $1.95 billion and the average yield decreased 12 basis points to 6.32% in the first quarter of 2008 compared to the same period in 2007.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $164.9 million and the average rate paid decreased 31 basis points to 2.96% in the first quarter of 2008 compared to the same period in 2007.

During the first quarter of 2008 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  The TrustCo residential real estate loan product is very competitive compared to local and national competitors.  The widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions.  The withdrawal of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for residential mortgage loans.  The average balance of federal funds sold and other short-term investments increased, primarily reflecting the Company’s strong deposit growth.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  This strategy has been successful but has also resulted in part of the increase in the deposit costs.  The decline in the fed funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo.

Earning Assets

Total average interest earning assets increased from $3.08 billion in the first quarter of 2007 to $3.27 billion in the same period of 2008 with an average yield of 6.00% in 2007 and 5.64% in 2008.  Interest income on average earning assets was flat at $46.1 million in both the first quarters of 2008 and 2007, on a tax equivalent basis.

Loans

The average balance of loans was $1.95 billion in the first quarter of 2008 and $1.78 billion in the comparable period in 2007.  The yield on loans decreased 12 basis points to 6.32%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans of $2.1 million.

Compared to the first quarter of 2007, the average balance of the loan portfolio during the first quarter of 2008 increased in residential and commercial loans, but declined in home equity loans and installment loans.  The average balance of residential mortgage loans was $1.27 billion in 2007 compared to $1.43 billion in 2008, an increase of 13.1%.  The average yield on residential mortgage loans decreased by 2 basis points to 6.20% in 2008 compared to 2007.

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

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, increased 6.6% to an average balance of $283.9 million in the first quarter of 2008 over the prior year.  The average yield on this portfolio decreased 58 basis points to 6.97% over the same period.

The average yield on home equity credit lines of credit decreased 13 basis points to 6.09% during the first quarter of 2008 compared to 2007.  The decline in yield was the result of the decline in the underlying index rate in step with the decline in the fed funds rate, partly offset by existing loans repricing from low initial rates to the regular indexed.  The average balances of home equity lines decreased 6.1% to $228.8 million in the first quarter of 2008 as compared to the prior year.

Securities Available-for-Sale

As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and, as a result, reclassified assets from the available-for-sale portfolio to the trading securities portfolio as of January 1, 2007.

The average balance of the securities available-for-sale portfolio for the first quarter of 2008 was $532.0 million compared to $528.5 million for the comparable period in 2007.  The average yield was 5.52% for the first quarter of 2008 and 5.44% for the first quarter of 2007.

Trading Securities

The average balance of trading securities for the first quarter of 2008 was $427.6 million, compared to $502.3 million in the comparable period of 2007.  As stated, there were no trading securities prior to 2007.  The average yield on trading securities was 4.43% for the first quarter of 2008, compared to 5.42% for the comparable period in 2007.  The decline in the average yield was due to the decline in short term interest rates and the sale of securities in the second quarter of 2007.  The securities held as trading securities are generally short term.  All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds).  The balances for these bonds are recorded at fair value.

As of March 31, 2008 $415.8 million of the total trading portfolio of $422.9 million was composed of U.S. government sponsored enterprises securities, with the remaining $7.1 million composed of short-term municipal securities

Index

Held-to-Maturity Securities

Both the average and period-end balance of held-to-maturity securities for the first quarter of 2008 was $15.0 million.  There were no held-to-maturity securities in the first quarter of 2007.  The average yield was 6.00% for the 2008 period.

All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds).  The balances for these bonds are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments

The 2008 first quarter average balance of federal funds sold and other short-term investments was $344.6 million, $78.7 million more than the $265.9 million average in 2007.  The portfolio yield decreased from 5.22% in 2007 to 3.47% in 2008.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income on this portfolio decreased by approximately $458 thousand from $3.4 million in 2007 to $3.0 million in 2008, as the decline in yield more than offset the higher average balance.

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

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.58 billion during the first quarter of 2007 to $2.75 billion in the first quarter of 2008, and the average rate paid decreased from 3.24% for 2007 to 2.98% for 2008.  Total interest expense on these deposits decreased $221 thousand to $20.3 million in the first quarter of 2008.

Average short-term borrowings for the quarter were $92.4 million in 2008 compared to $97.9 million in 2007.  The average rate decreased during this time period from 4.11% in 2007 to 2.51% in 2008.  Rates on short-term borrowings tend to change with the rates on the target Federal Funds.

Net Interest Income

Taxable equivalent net interest income increased by $643 thousand to $25.1 million in the first quarter of 2008 as compared to the same period in 2007.  The net interest spread decreased from 2.73% in the first quarter of 2007 to 2.68% in 2008. The net interest margin decreased by 9 basis points to 3.07% for the first quarter of 2008.

Nonperforming Assets

Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Index

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of March 31, 2008:

Nonperforming loans: Total nonperforming loans were $18.0 million at March 31, 2008, an increase from the $12.7 million of nonperforming loans at December 31, 2007.  There were $17.4 million of nonaccrual loans at March 31, 2008 compared to the $12.1 million at December 31, 2007.  Restructured loans were $629 thousand at March 31, 2008 compared to the $640 thousand at December 31, 2007.  There were $101 thousand of loans at March 31, 2008 that were past due 90 days or more and still accruing interest, compared to $19 thousand at December 31, 2007.

At March 31, 2008, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $18.0 million, $13.4 million were residential real estate loans and $4.6 million were commercial mortgages.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.

Management is aware of no other loans in the Bank’s portfolio that pose significant risk of the eventual non-collection of principal and interest. As of March 31, 2008, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $4.6 million of nonaccrual commercial mortgages classified as impaired as of March 31, 2008 and $2.1 million as of December 31, 2007.  At year-end 2007 there were $640 thousand of impaired retail loans, compared to $629 thousand at March 31, 2008.   The average balances of all impaired loans were $1.3 million during 2007 and $3.8 million in the first quarter of 2008.  The Company recognized approximately $22 thousand of interest income on these loans in the first quarter of 2008, as compared to $37 thousand in the first quarter of 2007.

At March 31, 2008 there was $770 thousand of foreclosed real estate as compared to $293 thousand at December 31, 2007.

During the first quarter of 2008, there were $21 thousand of gross commercial loan charge offs and $736 thousand of gross residential mortgage and consumer loan charge-offs as compared with $19 thousand commercial loan charge-offs and $337 thousand of residential mortgage and consumer loan charge-offs in the first quarter of 2007.  Gross recoveries during the first quarter of 2008 were $35 thousand for commercial loans and $496 thousand for residential mortgage and consumer loans.

Index

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk inherent in the loan portfolio.

At March 31, 2008, the allowance for loan losses was $34.7 million, which represents a nominal increase from the December 31, 2007 balance.  The allowance represents 1.77% of the loan portfolio as of March 31, 2008 compared to 1.79% at December 31, 2007.  The provision for loan losses was $300 thousand for the quarter ended March 31, 2008 compared to zero for the first quarter in 2007.  Net charge-offs for the three-month period ended March 31, 2008 were approximately $300 thousand compared to net charge-offs of $257 thousand for the comparable period in 2007.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

☐	The magnitude and nature of the recent loan charge offs and recoveries,

☐	The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank’s business territory, and

☐	The economic environment in the Company’s upstate New York territory over the last two years.

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

Noninterest Income

Total noninterest income for the first quarter was $4.5 million, compared to $7.5 million in 2007.  The decline of $3.0 million was primarily due to lower trading gains, which we discuss later.

Trust department income increased 2.8% to $1.5 million for the first quarter of 2008 compared to the first quarter of 2007. Trust department assets under management were $905 million at March 31, 2008 compared to $916 million at December 31, 2007.  The decline in trust assets was due primarily to declines in equity market valuations.

Index

Fees for other services to customers decreased by 7.2% to $2.1 million between the first quarter of 2007 and the comparable period in 2008.  The increase is the result of changes in fee policies as well as fees being charged on a larger customer base.

The Company recognized $717 thousand of net trading gains in the first quarter of  2008, compared to net trading gains of $3.4 million in the same period in 2007.  A net loss of $366 thousand was reported in the first quarter 2008 results on securities available for sale, compared to no gain or loss a year ago.  In total, gains in the available for sale and trading portfolios, relative to the same period in 2007, resulted in a reduction of $3.1 million in non-interest income.

Noninterest Expenses

Total noninterest expense increased from $12.7 million for the three months ended March 31, 2007 to $14.6 million for the three months ended March 31, 2008, with increases in each major expense category.  Salaries and employee benefits increased $731 thousand to $5.6 million for 2008.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $593 thousand to $3.0 million during the first quarter of 2008.  The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $358 thousand to $1.1 million, also reflecting new offices and general growth.  Other expense categories were up modestly.

Income Taxes

In the first quarter of 2008, TrustCo recognized income tax expense of $4.6 million as compared to $6.2 million for 2007.  The effective tax rates were 33.0% and 33.7% for the first quarter of 2008 and 2007, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

The Company is currently in discussion with New York State in regard to the State’s audit of the Company’s returns.  The discussions are in the final stages and are expected to result in a settlement that approximates the Company’s estimate.  As a result, the Company does not expect any material change as a result of the audit.

Capital Resources

Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at March 31, 2008 was $243.0 million, compared to $237.1 million at year-end 2007. TrustCo declared dividends of $0.110 per share in the first quarter of 2008.  This results in a dividend payout ratio of 88.0% based on first quarter 2008 earnings per share of $0.125.

Index

The Company achieved the following ratios as of March 31, 2008 and 2007:

	March 31,		Minimum Regulatory
	2008	2007	Guidelines
Tier 1 risk adjusted capital	13.32%	14.02%	4.00%

Total risk adjusted capital	14.58%	15.28%	8.00%

In addition, at March 31, 2008 and 2007, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.88% and 7.24%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios reflects growth in the overall consolidated balance sheet.

Critical Accounting Policies:

Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

The Company considers the adoption of SFAS No. 157 and 159 and the resulting fair value accounting requirements to be considered critical accounting policies which effect the Company’s financial position and results of operations.  See Footnote 4 “Adoption of New Accounting Pronouncements” for a description of the Company’s implementation.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $773 thousand in 2008 and $2.9 million in 2007.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three Month	2008		Three Month	2007
	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	1,346	$9	2.60%	$665	$8	4.61%	1	19	(18)
U. S. Gov't Sponsored Enterprises	241,182	3,246	5.38%	217,592	2,847	5.23	399	316	83
Mortgage-backed securities and collateralized mortgage obligations	152,950	1,772	4.63%	168,217	1,964	4.67%	(192)	(175)	(17)
States and political subdivisions	124,978	2,123	6.79%	129,384	2,205	6.82%	(82)	(73)	(9)
Other	11,566	192	6.67%	12,625	160	5.11%	32	(78)	110
Total securities available for sale	532,022	7,342	5.52%	528,483	7,184	5.44%	158	9	149

Federal funds sold and other short-term Investments	344,552	2,981	3.47%	265,902	3,439	5.22%	(458)	4,148	(4,606)

Trading Securities
Trading Securities Agency	425,937	4,719	4.43%	502,283	6,803	5.42%	(2,084)	(947)	(1,137)
Trading Securities SCM	1,710	14	3.19%	0	0	0.00%	14	14	-
Total Trading Securities	427,647	4,733	4.43	502,283	6,803	5.42	(2,070)	(933)	(1,137)

Held to Maturity Securities	15,000	225	6.00%	0	0	0.00%	225	225	-

Commercial Loans	283,940	4,947	6.97%	266,412	5,022	7.55%	(75)	1,391	(1,466)
Residential mortgage loans	1,431,012	22,172	6.20%	1,265,674	19,685	6.22%	2,487	2,921	(434)
Home equity lines of credit	228,761	3,463	6.09%	243,675	3,737	6.22%	(274)	(204)	(70)
Installment loans	5,551	208	15.10%	5,572	197	14.25%	11	(5)	16
Loans, net of unearned income	1,949,264	30,790	6.32%	1,781,333	28,641	6.44%	2,149	4,103	(1,954)

Total interest earning assets	3,268,485	46,071	5.64%	3,078,001	46,067	6.00%	4	7,552	(7,548)
Allowance for loan losses	(34,595)			(35,590)
Cash & non-interest earning assets	123,080			136,689

Total assets	3,356,970			$3,179,100

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	280,529	204	0.29%	$278,192	202	0.29%	2	2	-
Money market accounts	334,810	2,081	2.50%	324,253	3,304	4.13%	(1,223)	712	(1,935)
Savings	606,765	1,343	0.89%	656,207	2,424	1.50%	(1,081)	(169)	(912)
Time deposits	1,526,476	16,717	4.40%	1,319,586	14,636	4.50%	2,081	4,134	(2,053)
Total interest bearing deposits	2,748,580	20,345	2.98%	2,578,238	20,566	3.24%	(221)	4,679	(4,900)
Short-term borrowings	92,425	576	2.51%	97,883	993	4.11%	(417)	(52)	(365)
Long-term debt	24	0	5.25%	54	1	5.29%	(1)	(1)	-
Total Interest Bearing Liabilities	2,841,029	20,921	2.96%	2,676,175	21,560	3.27%	(639)	4,626	(5,265)
Demand deposits	256,746			244,005
Other liabilities	21,384			22,394
Shareholders' equity	237,811			236,526

Total liab. & shareholders' equity	3,356,970			$3,179,100

Net Interest Income , tax equivalent		25,150			24,507		643	2,926	(2,283)
Net Interest Spread			2.68%			2.73%

Net Interest margin (net interest income to total interest earning assets)			3.07%			3.16%

Tax equivalent adjustment		(752)			(786)

Net Interest Income		24,398			23,721

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2007 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three months ended March 31, 2008, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the quarter-to-date average balance of federal funds sold and other short-term investments has increased to $344.6 million in 2008 from $265.9 million in 2007.  As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the trading securities, securities available for sale, held-to-maturity and loan portfolios.  This trend is expected to continue for the remainder of the year.

The Company had $422.9 million of trading account assets at March 31, 2008 and $465.2 million as of December 31, 2007.  These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service.  The trading account securities at March 31, 2008 were substantially all fixed rate callable bonds issued by Government Sponsored Enterprises with a final average maturity of approximately 7 months and weighted average yield of 4.25%.  Changes in market interest rates could affect the fair value of this portfolio and net trading gains and losses recorded in periodic earnings results.

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

Index

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

Index

PART II

OTHER INFORMATION
Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There are no material changes to the Company’s risk factors as discussed in The Annual Report on Form 10K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

10
First Amendment to the Amended and Restated Employment Agreement dated December 31, 2001 by and between TrustCo Bank Corp NY, Trustco Bank and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99 to TrustCo Bank Corp NY’s press release on Form 8-K, dated March 18, 2008.

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

(b)	Reports on Form 8-K

During the quarter ended March 31, 2008, TrustCo filed the following reports on Form 8-K:

January 15, 2008, regarding a press release dated January 15, 2008, detailing fourth quarter and year to date results for the period ending December 31, 2007.

February 19, 2008, regarding a press release dated February 19, 2008, declaring a cash dividend of $0.11 per share payable on April 1, 2008, to shareholders of record at the close of business on March 7, 2008.

March 3, 2008, regarding a shareholder letter dated February 27, 2008, discussing the quarterly cash dividend of $0.11 per share payable on April 1, 2008, to shareholders of record at the close of business on March 7, 2008.

March 18, 2008, TrustCo entered into amendments to the Amended and Restated Employment Agreements (the “Agreements”). TrustCo previously had entered into with the following senior executive officers:  Robert J. McCormick, President and Chief Executive Officer; Robert T. Cushing, Executive Vice President and Chief Financial Officer; and Scot R. Salvador, Executive Vice President and Chief Banking Officer (individually, an “Executive”, and collectively, the “Executives”).  Such amendments provide for the continuation of health insurance benefits for the life of the spouse of each Executive if his employment terminates due to his death.  The Agreements formerly provided that the Executive would be provided with continued health insurance benefits for the longer of his life or the life of his spouse if his employment terminates due only to retirement or disability.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/Robert J. McCormick
Robert J. McCormick
President
and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date:  May 8, 2008

Index

Exhibits Index

Reg S-K
Exhibit No.	Description

10
First Amendment to Amended and Restated Employment Agreement dated December 31, 2001 by and between TrustCo Bank Corp NY, Trustco Bank and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99 to TrustCo Bank Corp NY’s press release on Form 8-K, dated March 18, 2008.

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