Form 10-Q
period 2008-06-30
TRUSTCO BANK CORP N Y
filed 2008-08-11
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2008

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company.”   in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding as of July 31, 2008
$1 Par Value	75,851,006

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and dividend income:
Interest and fees on loans	$30,030	29,566	60,814	58,197
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	2,871	2,753	6,126	5,609
States and political subdivisions	1,336	1,434	2,731	2,883
Mortgage-backed securities and collateralized mortgage obligations	1,737	1,916	3,510	3,880
Other securities	159	176	337	315
Total interest and dividends on securities available for sale	6,103	6,279	12,704	12,687

Interest on trading securities:
U. S. government sponsored enterprises	2,054	4,847	6,773	11,650
States and political subdivisions	48	-	57	-
Total interest on trading securities	2,102	4,847	6,830	11,650

Interest on held to maturity securities:
U. S. government sponsored enterprises	508	-	733	-
States and political subdivisions	277	-	277	-
Total interest on held to maturity securities	785	-	1,010	-

Interest on federal funds sold and other short term investments	3,037	6,856	6,018	10,295
Total interest income	42,057	47,548	87,376	92,829

Interest expense:
Interest on deposits:
Interest-bearing checking	172	213	376	415
Savings	923	2,397	2,266	4,821
Money market deposit accounts	1,292	3,411	3,373	6,715
Time deposits	15,748	16,556	32,465	31,192
Interest on short-term borrowings	448	989	1,024	1,982
Interest on long-term debt	1	-	1	1
Total interest expense	18,584	23,566	39,505	45,126

Net interest income	23,473	23,982	47,871	47,703
Provision for loan losses	700	-	1,000	-
Net interest income after provision for loan losses	22,773	23,982	46,871	47,703

Noninterest income:
Trust department income	1,350	1,441	2,844	2,894
Fees for other services to customers	2,286	2,289	4,426	4,595
Net trading (losses) gains	(960)	(2,844)	(243)	601
Net gain on securities transactions	784	3	418	3
Other	477	257	1,033	601
Total noninterest income	3,937	1,146	8,478	8,694

Noninterest expenses:
Salaries and employee benefits	5,517	4,893	11,157	9,802
Net occupancy expense	3,033	2,408	6,043	4,825
Equipment expense	978	811	2,080	1,555
Professional services	1,167	1,071	2,268	2,009
Outsourced Services	1,171	1,074	2,280	2,147
Other real estate (income) expense	(9)	15	(17)	35
Other	2,490	3,186	5,100	5,791
Total noninterest expenses	14,347	13,458	28,911	26,164

Income before taxes	12,363	11,670	26,438	30,233
Income taxes	3,894	3,563	8,542	9,812

Net income	$8,469	8,107	17,896	20,421

Net income per Common Share:
- Basic	$0.112	0.108	0.237	0.272

- Diluted	$0.112	0.108	0.237	0.272

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
ASSETS:

Cash and due from banks	$48,177	58,156

Federal funds sold and other short term investments	466,262	286,764
Total cash and cash equivalents	514,439	344,920

Trading securities:
U. S. government sponsored enterprises	220,063	465,151
States and political subdivisions	6,300	0
Total trading securities	226,363	465,151

Securities available for sale:
U. S. treasuries and government sponsored enterprises	270,943	289,690
States and political subdivisions	108,617	129,271
Mortgage-backed securities and collateralized mortgage obligations	140,794	148,858
Other securities	10,969	11,073
Total securities available for sale	531,323	578,892

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2008 $120,125 2007 $15,175)	120,085	15,000
Corporate bonds (fair value 2008 $40,694 2007 $0)	41,644	0
Total held to maturity securities	161,729	15,000

Loans:
Commercial	295,440	280,248
Residential mortgage loans	1,475,743	1,419,231
Home equity line of credit	229,781	229,570
Installment loans	5,751	5,865
Total loans	2,006,715	1,934,914
Less:
Allowance for loan losses	34,767	34,651
Net loans	1,971,948	1,900,263

Bank premises and equipment, net	31,316	29,193
Other assets	52,459	44,132

Total assets	$3,489,577	3,377,551

LIABILITIES:
Deposits:
Demand	$268,343	262,863
Interest-bearing checking	300,476	293,027
Savings accounts	623,411	609,064
Money market deposit accounts	314,445	341,790
Certificates of deposit (in denominations of $100,000 or more)	425,549	390,328
Other time accounts	1,167,152	1,123,226
Total deposits	3,099,376	3,020,298

Short-term borrowings	97,156	92,220
Long-term debt	13	29
Due to broker	30,000	0
Accrued expenses and other liabilities	23,528	27,936

Total liabilities	3,250,073	3,140,483

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 82,373,165 and 82,373,165 shares issued at June 30, 2008 and December 31, 2007, respectively	82,373	82,373
Surplus	122,021	121,961
Undivided profits	94,363	93,099
Accumulated other comprehensive income, net of tax	4,991	7,230
Treasury stock at cost - 6,697,956 and 7,047,297 shares at June 30, 2008 and December 31, 2007, respectively	(64,244)	(67,595)

Total shareholders' equity	239,504	237,068

Total liabilities and shareholders' equity	$3,489,577	3,377,551

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2007	$82,150	119,313	110,304	(2,928)		(69,316)	239,523
Adjustment to initially apply FAS No. 159, net of tax	-	-	(8,606)	8,606	-	-	-
Comprehensive income:
Net Income - Six Months Ended June, 2007	-	-	20,421	-	20,421	-	20,421
Other comprehensive loss, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $242)	-	-	-	-	(146)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $12,295)	-	-	-	-	(7,392)	-	-
Other comprehensive loss	-	-	-	(7,538)	(7,538)	-	(7,538)
Comprehensive income					12,883
Cash dividend declared, $.32 per share	-	-	(23,979)	-		-	(23,979)
Stock options exercised and related excess tax benefits	19	116	-	-		-	135
Treasury stock purchased (280,497 shares)	-	-	-	-		(2,862)	(2,862)
Sale of treasury stock (403,953 shares)	-	330	-	-		3,854	4,184
Stock based compensation expense	-	26	-	-		-	26

Ending balance, June 30, 2007	$82,169	119,785	98,140	(1,860)		(68,324)	229,910

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Six Months Ended June 30, 2008	-	-	17,896	-	17,896	-	17,896
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $275)	-	-	-	-	(165)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3,031)	-	-	-	-	(1,822)	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $418)	-	-	-	-	(252)	-	-
Other comprehensive income, net of tax:	-	-	-	(2,239)	(2,239)		(2,239)
Comprehensive income					15,657	-	-
Cash dividend declared, $.22 per share	-	-	(16,632)	-		-	(16,632)
Sale of treasury stock (349,341 shares)	-	(26)	-	-		3,351	3,325
Stock based compensation expense	-	86	-	-		-	86

Ending balance, June 30, 2008	$82,373	122,021	94,363	4,991		(64,244)	239,504

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$17,896	20,421

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,817	1,366
Gain on sale of other real estate owned	(128)	(89)
Provision for loan losses	1,000	-
Deferred tax expense	363	1,492
Stock based compensation expense	86	26
Net loss on sale of bank premises and equipment	6	-
Net gain on sale of securities available for sale	(418)	(3)
Proceeds from sales and calls of trading securities	344,788	502,944
Purchases of trading securities	(262,393)	(450,296)
Proceeds from maturities of trading securities	156,150	-
Net trading losses (gains)	243	(601)
(Increase) decrease in taxes receivable	(7,237)	9,322
(Increase) decrease in interest receivable	(1,950)	3,511
(Decrease) increase in interest payable	(462)	403
Decrease (increase) in other assets	3,062	(2,903)
(Decrease) increase in accrued expenses and other liabilities	(218)	731
Total adjustments	234,709	65,903
Net cash provided by operating activities	252,605	86,324

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	158,970	15,354
Purchases of securities available for sale	(102,452)	(31,034)
Proceeds from maturities of securities available for sale	8,020	46,580
Purchases of held to maturity securities	(136,729)	-
Net increase in loans	(74,277)	(86,571)
Proceeds from dispositions of other real estate owned	365	213
Proceeds from dispositions of bank premises and equipment	10	-
Purchases of bank premises and equipment	(3,956)	(5,174)
Net cash provided by investing activities	(150,049)	(60,632)

Cash flows from financing activities:

Net increase in deposits	79,078	223,153
Net increase (decrease) in short-term borrowings	4,936	(1,652)
Repayment of long-term debt	(16)	(15)
Proceeds from exercise of stock options and related tax benefits	-	135
Proceeds from sale of treasury stock	3,325	4,184
Purchase of treasury stock	-	(2,862)
Dividends paid	(20,360)	(23,979)
Net cash provided by financing activities	66,963	198,964
Net increase in cash and cash equivalents	169,519	224,656
Cash and cash equivalents at beginning of period	344,920	291,338
Cash and cash equivalents at end of period	$514,439	515,994

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$39,967	44,723
Income taxes paid	15,778	411
Non cash investing and financing activites:
Increase in due to broker	30,000	-
Transfer of loans to other real estate owned	1,592	189
Decrease in dividends payable	(3,728)	-
Change in unrealized loss on securities available for sale-gross of deferred taxes (excluding $14,313 unrealized loss transferred to undivided profits in 2007 from adoption of SFAS No. 159), net of reclassification adjustment	(3,449)	(12,295)
Change in deferred tax effect on unrealized loss on securities available for sale, net of reclassification adjustment	1,375	4,903
Amortization of prior service cost on pension and post retirement plans	(275)	(242)
Change in deferred tax effect of amortization of prior service cost	110	96
Securities available for sale transferred to trading securities	-	516,558
Cumulative effect of the adoption of SFAS No.No. 159-net of deferred taxes ($14,313 gross of deferred taxes)	-	8,606

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.          Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the six months ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three months and six months ended June 30, 2008 and 2007.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2007 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three and six-month periods ended June 30, 2008 and 2007 follows:

(In thousands, except per share data)	NetIncome	Weighted Average Shares Outstanding	Per ShareAmounts
For the quarter ended June 30, 2008:

Basic EPS:
Net income available to Common shareholders	$8,469	75,675	$0.112

Effect of Dilutive Securities:
Stock options	------	2	-----

Diluted EPS	$8,469	75,677	$0.112

For six months ended June 30, 2008:

Basic EPS:
Net income available to Common shareholders	$17,896	75,591	$0.237

Effect of Dilutive Securities:
Stock options	-------	6	-----

Diluted EPS	$17,896	75,597	$0.237

Index

(In thousands, except per share data)	NetIncome	Weighted AverageShares Outstanding	Per ShareAmounts
For the quarter endedJune 30, 2007:

Basic EPS:
Net income available to Common shareholders	$8,107	75,040	$0.108

Effect of Dilutive Securities:
Stock options	------	28	-----

Diluted EPS	$8,107	75,068	$0.108

For six months ended June 30, 2007:

Basic EPS:
Net income available to Common shareholders	$20,421	74,996	$0.272

Effect of Dilutive Securities:
Stock options	-------	65	-----

Diluted EPS	$20,421	75,061	$0.272

There were approximately 4.5 million and 4.2 million stock options for the three and six  months ended June 30, 2008 and 3.1 million and 2.7 million stock options for the three and six months ended June 30, 2007 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.

3.  Benefit Plans
The table below outlines the components of the Company’s net periodic benefit recognized during the three and six month periods ended June 30, 2008 and 2007 for its pension and other postretirement benefit plans:

Components of Net Periodic Benefit for the three months ended June 30, 2008 and 2007 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$13	22	6	8

Interest cost	353	347	15	13

Expected return on plan assets	(501)	(515)	(109)	(98)

Amortization of prior service cost	-	-	(141)	(125)

Net periodic benefit	$(135)	(146)	(229)	(202)

Index

Components of Net Periodic Benefit for the six months ended June 30, 2008 and 2007 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	25	22	13	15

Interest cost	705	701	29	27

Expected return on plan assets	(1,002)	(975)	(233)	(205)

Amortization of prior service cost	-	-	(275)	(242)

Net periodic benefit	$(272)	(252)	(467)	(405)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2008.  As of June 30, 2008, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2008.

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

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter of 2007 earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter of 2007 all of these securities and recognized pre-tax trading losses of $2.8 million in that quarter.  The Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of June 30, 2008, $220 million of U.S. government sponsored enterprises and $6.3 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard has a positive impact on its ability to manage its investment portfolio because it has enabled the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment has benefited subsequent periods’ net income because the loss was not realized in the income statement when the securities were sold.

Index

As already stated, the Company recorded a $8.6 million charge, net of tax, to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007.  Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income in 2007.

In determining the fair value for the trading account securities the Company utilized an independent pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

	Statement of 12/31/06 Prior to adoption	Net Loss recognized in undivided profits upon adoption	Statement of Condition after adoption of Fair Value Option
($ in thousands)

Securities available for sale transferred to trading account assets:
Amortized cost	$516,558	(14,313)	502,245
Unrealized depreciation	(14,313)	14,313	-
Net transferred to trading account assets	$502,245	-	502,245

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

Index

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
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables presents the financial instruments recorded at fair value by the Company as of June 30, 2008 and December 31, 2007.  There were no financial instruments with fair value estimates considered to be categorized as “Level 1” or “Level 3.”

Index

(dollars in thousands)	Fair value measurements at June 30, 2008 using:

Description	Total carrying amount in statement of financial condition as of 6/30/08	Fair value measurement as of 6/30/08	Significant other observable inputs (Level 2)
Securities available for sale	$531,323	531,323	531,323
Trading securities	226,363	226,363	226,363
Other real estate owned	1,647	1,647	1,647

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

Description	Total carrying amount in statement of financial condition as of 12/31/07	Fair value measurement as of 12/31/07	Significant other observable inputs (Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

Assets available for sale and trading account securities are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.

b)	Statements of Financial Accounting Standards No. 48 “Accounting for Uncertainty in Income Taxes” as amended by FSB No. 48-1 “Definition of Settlement in FASB Interpretation No. 48”.

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.  FIN 48 prescribes a recognitition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the Company’s adoption of FIN 48, there were no required adjustments to the Company’s consolidated financial statements.

TrustCo also adopted FASB Staff Position (FSP) No. 48-1 “Definition of Settlement in FASB Interpretation No. 48 (FSP 48-1)”.  FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-2 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

Index

In the second quarter of 2008 the Company settled with the Internal Revenue Service and New York State in regard to the audit of the Company’s tax returns.  As a result, the Company reversed an accrual of interest expense of $311 thousand, net of federal taxes, as an element of other expenses and $371 thousand, net of federal taxes, of previously unrecognized tax benefit as a decrease to tax expense in the second quarter of 2008.  The settlement amount approximates the Company’s prior estimate.

For the six month period ended June 30, 2008 the unrecoginized tax benefit and change in that benefit from the beginning of the year is as follows:

(dollars in thousands)

Balance January 1, 2008	$4,023

Amount paid to taxing Authorities for the six month period ended June 30, 2008	(2,839)

Balance June 30, 2008	$1,184

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months.  It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.  Open Federal tax years are 2006 and 2007, and for New York State the 2007 tax year is open.  During 2008, no interest or penalties were recorded on the unrecognized tax benefit.

5.           Guarantees
The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $4.6 million at June 30, 2008 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2008 was insignificant.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of June 30, 2008, and the related consolidated statements of income for the three and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.

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

/s/KPMG LLP
______________________________
KPMG LLP

Albany, New York
August  8, 2008

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month and six-month  periods ended June 30, 2008, with comparisons to 2007 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2007 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six months ended June 30, 2008 and 2007.

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

Index

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter of 2007 earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the second quarter of 2007 all of these securities and recognized pre-tax trading losses of $2.8 million in that quarter.  The Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of June 30, 2008, $220 million of U.S. government sponsored enterprises and $6.3 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard has a positive impact on its ability to manage its investment portfolio because it has enabled the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment has benefited subsequent periods’ net income because the loss was not realized in the income statement when the securities were sold.

As already stated, the Company recorded a $8.6 million charge, net of tax, to undivided profits as a result of adopting SFAS No. 159 as of January 1, 2007.  Had the Company not adopted this new accounting standard and reclassified the available for sale securities to trading account assets as of that date, the charge to capital would have been recorded as a charge to net income in 2007.

In determining the fair value for the trading account securities the Company utilized an independent pricing service.

The following table presents information relative to the assets identified for the fair value option of accounting as of the initial implementation date of January 1, 2007:

Index

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
•
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Index

The following tables presents the financial instruments recorded at fair value by the Company as of June 30, 2008 and December 31, 2007.  There were no financial instruments with fair value estimates considered to be categorized as “Level 1” or “Level 3.”

(dollars in thousands)	Fair value measurements at June 30, 2008 using:

Description	Total carrying amount in statement of financial condition as of 6/30/08	Fair value measurement as of 6/30/08	Significant other observable inputs (Level 2)
Securities available for sale	$531,323	531,323	531,323
Trading securities	226,363	226,363	226,363
Other real estate owned	1,647	1,647	1,647

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

Description	Total carrying amount in statement of financial condition as of 12/31/07	Fair value measurement as of 12/31/07	Significant other observable inputs (Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

Assets available for sale and trading account securities are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.

b)	Statements of Financial Accounting Standards No. 48 “Accounting for Uncertainty in Income Taxes” as amended by FSB No. 48-1 “Definition of Settlement in FASB Interpretation No. 48”.

TrustCo adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.  FIN 48 prescribes a recognitition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  As a result of the Company’s adoption of FIN 48, there were no required adjustments to the Company’s consolidated financial statements.

Index

TrustCo also adopted FASB Staff Position (FSP) No. 48-1 “Definition of Settlement in FASB Interpretation No. 48 (FSP 48-1)”.  FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-2 was effective retroactively to January 1, 2007 and did not significantly impact the Corporation’s financial statements.

In the second quarter of 2008 the Company settled with the Internal Revenue Service and New York State in regard to the audit of the Company’s tax returns.  As a result, the Company reversed an accrual of interest expense of $311 thousand, net of federal taxes, as an element of other expenses and $371 thousand, net of federal taxes, of previously unrecognized tax benefit as a decrease to tax expense in the second quarter of 2008.  The settlement amount approximates the Company’s prior estimate.

For the six month period ended June 30, 2008 the unrecoginized tax benefit and change in that benefit from the beginning of the year is as follows:

(dollars in thousands)

Balance January 1, 2008	$4,023

Amount paid to taxing Authorities for the six month period ended June 30, 2008	(2,839)

Balance June 30, 2008	$1,184

The Company does not believe the unrecognized tax benefit will significantly increase or decrease within the next twelve months.  It is reasonably possible that a reduction in the estimate may occur, however, a quantification of a reasonable range cannot be determined.  Open Federal tax years are 2006 and 2007, and for New York State the 2007 tax year is open.  During 2008, no interest or penalties were recorded on the unrecognized tax benefit.

Overview
TrustCo recorded net income of $8.5 million, or $0.112 of diluted earnings per share for the three months ended June 30, 2008, as compared to net income of $8.1 million or $0.108 of diluted earnings per share in the same period in 2007.  For the six months ended June 30, 2008 TrustCo recorded net income of $17.9 million or $0.237 per share compared to $20.4 million of net income and $0.272 earnings per share in the first six months of 2008.

Index

The primary factors accounting for the year to date changes were:

☐	Increase in the average balance of interest earning assets of $161.6 million to $3.31 billion for the first six months of 2008 compared to the same period in 2007,

☐	Increase in the average balance of interest bearing liabilities of $144.3 million to $2.88 billion for the first six months of 2008 as compared to 2007,

☐	Decrease in net interest margin from 3.11% for the first six months of 2007 to 2.97% for the six months of 2008,

☐	Increase in the provision for loan losses from zero for the first six months of 2007 to $1.0 million in the comparable period in 2008,

☐
Increase in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $8.1 million for the first six months of 2007 to $8.3 million for the comparable period in 2008.  Excluded from noninterest income were $418 thousand of net gains on securities transactions for the first six months of 2008 compared to $3 thousand for the same period in 2007, and $243 thousand of net trading losses in the 2008 period compared to $601 thousand of net gains in the first half of 2007, and

☐	An increase of $2.7 million in noninterest expense for the first six months of 2008 as compared to the first six months of 2007.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are effected by a variety of factors including competitive and economic conditions in the specific markets in which the company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2007 is a description of the effect interest rates had on the results for the year 2007 compared to 2006.  Many of the same market factors discussed in the 2007 Annual Report continued to have a significant impact on the quarterly and year to date 2008 results.

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

One of the most important interest rates used to control national economic policy is the “federal funds” rate.  The federal funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions.  The Federal Reserve began reducing the targeted federal funds rate beginning in the third quarter of 2007, bringing the target rate down to 2.00%, compared to 5.25% prior to the first reduction in September, 2007.  These actions, and other economic conditions have led to a somewhat more positively sloped yield curve, following persistently flat or mildly inverted curves over the prior couple of years.  In an inverted curve, short term rates are higher than long term rates and in a positively sloped curve, long term rates are higher than short term rates.  The Federal Reserve has indicated that while it remains concerned about economic conditions, uncertainty about the outlook for inflation has increased, and that it “will act as needed to promote sustainable economic growth and price stability.”

Index

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings.  New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury rate.  The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate.  Deposit interest rates are most affected by the short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio (with the offset to accumulated other comprehensive income) and trading portfolio (with the offset to earnings), which are recorded at fair value.  Generally as interest rates increase the fair value of these securities will decrease.

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

TrustCo has not been directly effected by the mortgage crisis effecting some banks and financial institutions in the United States in recent months.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.

For the second quarter of 2008, the net interest margin decreased to 2.88% from 3.07% for the second quarter of 2007.  The quarterly results reflect the following significant factors:

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $46.2 million and the average yield decreased to 4.66% from 5.40% for the second quarter of 2008 compared to the same period in 2007.

-
The average balance of federal funds sold and other short-term investments increased by $20.0 million and the average yield decreased 303 basis points to 2.26% in the second quarter of 2008 compared to the same period in 2007 .  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate.

-
The average loan portfolio grew by $159.8 million to $1.98 billion and the average yield decreased 43 basis points to 6.07% in the second quarter of 2008 compared to the same period in 2007.  The decline in the average yield reflects the decline in market interest rates.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $124.4 million and the average rate paid decreased 82 basis points to 2.56% in the first quarter of 2008 compared to the same period in 2007.  The decline In the rate paid on interest bearing liabilities reflects the decline in market interest rates.

Index

During the second quarter of 2008 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  The TrustCo residential real estate loan product is very competitive compared to local and national competitors.  The widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions.  The withdrawal of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  The average balance of federal funds sold and other short-term investments increased, primarily reflecting the a reduction in the Company’s trading securities and continued  deposit growth.  The reduction in trading securities reflects insufficient premiums over federal funds for the type of securities that the Company has held in that portfolio.

The strategy on the funding side of the balance sheet continues to be to attract customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  This strategy has been successful but has also resulted in part of the increase in the deposit costs.  The decline in the fed funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during much of the quarter.

Earning Assets
Total average interest earning assets increased from $3.22 billion in the second quarter of 2007 to $3.36 billion in the same period of 2008 with an average yield of 6.00% in 2007 and 5.10% in 2008.  Interest income on average earning assets declined from  $48.3 million in second quarter of 2007 to $42.8 in the second quarter of 2008, on a tax equivalent basis, as the decline in yields more than offset the growth in average earning assets.

Loans
The average balance of loans was $1.98 billion in the first quarter of 2008 and $1.82 billion in the comparable period in 2007.  The yield on loans decreased 43 basis points to 6.07%.  The higher average balances more than offset the lower yield, leading to a small increase in the interest income on loans from $29.6 million in the second quarter of 2007 to $30.0 million in the second quarter of 2008.

Index

Compared to the second quarter of 2007, the average balance of the loan portfolio during the second quarter of 2008 increased in residential and commercial loans, but declined in home equity loans and installment loans, a pattern consistent with the first quarter of 2008.  The average balance of residential mortgage loans was $1.31 billion in 2007 compared to $1.46 billion in 2008, an increase of 11.5%.  The average yield on residential mortgage loans decreased by 9 basis points to 6.12% in the second quarter of  2008 compared to 2007.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased 7.3% to an average balance of $291.3 million in the second quarter of 2008 over the prior year.  The average yield on this portfolio decreased 106 basis points to 6.47% over the same period.  The decline in yield reflects the reduction in the federal funds rate and the associated reduction in the prime rate.

The average yield on home equity credit lines of credit decreased 169 basis points to 5.00% during the second quarter of 2008 compared to 2007.  The decline in yield was primarily the result of the decline in the underlying index rate in step with the decline in the fed funds rate.  The average balances of home equity lines decreased 4.1% to $227.6 million in the second quarter of 2008 as compared to the prior year.

Securities Available-for-Sale
As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and, as a result, reclassified assets from the available-for-sale portfolio to the trading securities portfolio as of January 1, 2007.

The average balance of the securities available-for-sale portfolio for the second quarter of 2008 was $521.8 million compared to $511.8 million for the comparable period in 2007.  The average yield was 5.22% for the second quarter of 2008 and 5.50% for the second quarter of 2007.

Index

Trading Securities
The average balance of trading securities for the second quarter of 2008 was $230.6 million, compared to $369.5 million in the comparable period of 2007.  As stated, there were no trading securities prior to 2007.  The average yield on trading securities was 3.69% for the second quarter of 2008, compared to 5.26% for the comparable period in 2007.  The decline in the average yield was due to the decline in short term interest rates and the sale of securities in the second quarter of 2007.  The securities held as trading securities are generally short term.  All of the securities in this portfolio are bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac issued bonds or municipal bonds).  The balances for these bonds are recorded at fair value.

As of June 30, 2008 $220.1 million of the total trading portfolio of $226.4 million was composed of U.S. government sponsored enterprises securities, with the remaining $6.3 million composed of short-term municipal securities

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $82.7 million for the second quarter of 2008 and the period-end balance was $161.7 million.  There were no held-to-maturity securities in the second quarter of 2007.  The average yield was 3.80% for the 2008 period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by Government Sponsored Enterprises (FNMA, FHLB, and Freddie Mac) as well as corporate bonds.  The balances for these bonds are recorded at amortized cost.

Securities Portfolios
The unrealized loss in the securities portfolios is down primarily due to changes in interest rates and not the result of increasing credit default risk.  The Company has the ability and intent to hold these securities until a market recovery, and to maturity if necessary.  Consequently no other-than-temporary impairment charge has been recorded.

Federal Funds Sold and Other Short-term Investments
The 2008 second quarter average balance of federal funds sold and other short-term investments was $539.6 million, $20.0 million more than the $519.7 million average in 2007.  The portfolio yield decreased from 5.29% in 2007 to 2.26% in 2008.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income on this portfolio decreased by approximately $3.8 million from $6.9 million in 2007 to $3.0 million in 2008, as the decline in yield more than offset the higher average balance.

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

Index

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.70 billion during the second quarter of 2007 to $2.83 billion in the second quarter of 2008, and the average rate paid decreased from 3.35% for 2007 to 2.58% for 2008.  Total interest expense on these deposits decreased $4.4 million to $18.1 million in the first quarter of 2008.

Average short-term borrowings for the quarter were $93.3 million in 2008 compared to $96.4 million in 2007.  The average rate decreased during this time period from 4.12% in 2007 to 1.93% in 2008.  Rates on short-term borrowings tend to change with the rates on the target Federal Funds.

Net Interest Income
Taxable equivalent net interest income decreased by $540 thousand to $24.2 million in the second quarter of 2008 as compared to the same period in 2007.  The net interest spread decreased from 2.63% in the second quarter of 2007 to 2.55% in 2008. The net interest margin decreased by 19 basis points to 2.88% for the second quarter of 2008.

Taxable equivalent net interest income increased by $104 thousand to $49.4 million in the first half of 2008 as compared to the same period in 2007.  The net interest spread decreased from 2.68% in the first half of 2007 to 2.61% in 2008. The net interest margin decreased by 14 basis points to 2.97% for the first half of 2008.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of June 30, 2008:

Nonperforming loans: Total nonperforming loans were $20.5 million at June 30, 2008, an increase from the $18.0 million of nonperforming loans at March 31, 2008.  There were $19.8 million of nonaccrual loans at June 30, 2008 compared to the $17.3 million at March 31, 2008.  Restructured loans were $620 thousand at June 30, 2008 compared to $629 thousand at March 31, 2008.  There were $1 thousand of loans at June 30, 2008 that were past due 90 days or more and still accruing interest, compared to $101 thousand at March 31, 2008.  As of December 31, 2007, total nonperforming loans were $12.7 million, including nonaccrual loans of $12.1 million and restructured loans of $640 thousand.  There were $19 thousand of loans that were past due 90 days or more and still accruing interest at December 31, 2007.

At June 30, 2008, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $20.5 million, $15.8 million were residential real estate loans and $4.6 million were commercial mortgages, compared to $13.4 million and $4.6 million, respectively as of March 31, 2008 and to $10.6 million and $2.1 million respectively on December 31, 2007.

Index

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo has increased its efforts in regard to the identification and resolution of problem loans, reflecting the increase in non-performing loans and the overall weakness in economic conditions.

Management is aware of no other loans in the Bank’s portfolio that pose significant risk of the eventual non-collection of principal and interest.  Also as of June 30, 2008, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $4.6 million of nonaccrual commercial mortgages classified as impaired as of June 30, 2008 and $4.6 million as of March 31, 2008.  There were $620 thousand of impaired retail loans at June 30, 2008, compared to $629 thousand at March 31, 2008.  The average balances of all impaired loans were $1.3 million during 2007 and $5.4 million in the second quarter of 2008.  The Company recognized approximately $19 thousand of interest income on these loans in the second quarter of 2008.

At June 30, 2008 there was $1.6 million of foreclosed real estate as compared to $770 thousand at March 31, 2008.

During the second quarter of 2008, there were $318 thousand of gross commercial loan charge offs and $1.4 million of gross residential mortgage and consumer loan charge-offs as compared with $345 thousand commercial loan charge-offs and $569 thousand of residential mortgage and consumer loan charge-offs in the second quarter of 2007.  For the first six months of 2008 there were $339 thousand of gross commercial loan charge offs and $2.1 million of gross residential mortgage and consumer loan charge-offs as compared with $555 thousand commercial loan charge-offs and $1.4 million of residential mortgage and consumer loan charge-offs in the first half of 2007.  Gross recoveries during the second quarter of 2008 were $418 thousand for commercial loans and $634 thousand for residential mortgage and consumer loans, compared to $5 thousand for commercial loans and $636 thousand in the second quarter of 2007.   Gross recoveries during the first half of 2008 were $452 thousand for commercial loans and $1.1 million for residential mortgage and consumer loans, compared to $70 thousand for commercial loans and $1.4 million in the first half of 2007.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk inherent in the loan portfolio.

Index

At June 30, 2008, the allowance for loan losses was $34.8 million, which represents a nominal increase from the March 31, 2008 balance.  The allowance represents 1.73% of the loan portfolio as of June 30, 2008 compared to 1.77% at March 31, 2008.  The allowance covered 1.79% of the loan portfolio as of December 31, 2007.  The decline in this ratio compared to prior periods reflects continued growth in the loan portfolio, the lower inherent risk of loss for newer loans and the fact that less risky residential loans continue to constitute most of the non-accrual loans.  The provision for loan losses was $700 thousand for the quarter ended June 30, 2008 compared to zero for the second quarter in 2007.  Net charge-offs for the three-month period ended June 30, 2008 were $658 thousand compared to net charge-offs of $273 thousand for the comparable period in 2007.  Net charge-offs for the six-month period ended June 30, 2008 were $884 thousand compared to net charge-offs of $531 thousand for the comparable period in 2007.  The provision for loan losses was increased on a quarter-to-date and year-to-date basis  primarily due to increased inherent risk of losses in the portfolio as indicated by increased charge-offs as well as increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

☐	The magnitude and nature of the recent loan charge offs and recoveries,

☐	The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank’s business territory, and

☐	The economic environment in the Company’s market territories over the last two years.

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

Noninterest Income
Total noninterest income for the second quarter was $3.9 million, compared to $1.1 million in 2007.  The increase of $2.8 million was primarily due to lower trading losses and higher net gains on securities transactions.  For the first half of 2008 total noninterest income was $8.5 million compared to $8.7 million in the comparable period of 2007.  The decline was primarily due to lower trading losses and higher net gains on securities transactions and relatively modest reductions in several categories of other income.

Index

Trust department income decreased 6.3% to $1.4 million for the second quarter of 2008 compared to the second quarter of 2007. Trust department assets under management were $855 million at June 30, 2008 compared to $914 million at December 31, 2007.  The decline in trust assets was due primarily to declines in equity market valuations.  For the six months ended June 30, 2008, trust income was $2.8 million, down $50 thousand from the prior year.

Fees for other services to customers plus other income increased by 8.5% to $2.8 million between the second quarter of 2007 and the comparable period in 2008.  The increase is the result of changes in fee policies as well as fees being charged on a larger customer base.  For the first half of 2008 these revenue lines were $5.5 million, up 5.1% compared to the prior year.

The Company recognized $960 thousand of net trading losses in the second quarter of  2008, compared to net trading losses of $2.8 million in the same period in 2007.  A net gain of $784 thousand was reported in the second quarter 2008 related to net securities transactions on securities available for sale, compared to a nominal gain of $3 thousand a year ago.  In total, the net of gains and losses in the second quarter of 2008 in the available for sale and trading portfolios, relative to the same period in 2007, resulted in an improvement of $2.7 million in non-interest income.  For the first six months of 2008, trading losses of $243 thousand were recorded, compared to net trading gains of $601 thousand in 2007 and net securities gains of $418 thousand were recorded in 2008 compared to $3 thousand in 2007.

Noninterest Expenses
Total noninterest expense increased from $13.5 million for the three months ended June 31, 2007 to $14.3 million for the three months ended June 30, 2008, with increases in each major expense category except “other” expense.  Salaries and employee benefits increased $624 thousand to $5.5 million for 2008.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $625 thousand to $3.0 million during the second quarter of 2008.  The increase is the result of new branch opening costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $167 thousand to $1.0 million, also reflecting new offices and general growth.  Professional services and outsourced services were up modestly and a decline in other expenses partly offset overall cost increases.

Total noninterest expense increased from $26.2 million for the six months ended June 30, 2007 to $28.9 million for the six months ended June 30, 2008, with increases in each major expense category except other.  Salaries and employee benefits increased $1.4 million to $11.2 million for 2008.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $1.2 million to $6.0 million during the first half of 2008.  The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.  Other expense categories reflected trends for the first half of 2008 that were similar to the second quarter of 2008.

Index

Income Taxes
In the second quarter of 2008, TrustCo recognized income tax expense of $3.9 million as compared to $3.6 million for the same period in 2007.  The effective tax rates were 31.5% and 30.5% for the second quarters of 2008 and 2007, respectively.  For the six months ended June 30, 2008 $8.5 million of income tax expense was recorded compared to $9.8 million recorded for the same period in 2007.  The effective tax rates were 32.3% and 32.5% for the six months ended June 30, 2008 and 2007, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at June 30, 2008 was $239.5 million, compared to $237.1 million at year-end 2007. TrustCo declared a dividend of $0.110 per share in the first quarter of 2008.  This results in a dividend payout ratio of 88.2% based on second quarter 2008 earnings per share of $0.112.

The Company achieved the following ratios as of June 30, 2008 and 2007:

	June 30,		Minimum Regulatory
	2008	2007	Guidelines
Tier 1 risk adjusted capital	12.59%	13.29%	4.00%

Total risk adjusted capital	13.84%	14.55%	8.00%

In addition, at June 30, 2008 and 2007, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.73% and 6.87%, respectively, compared to a minimum regulatory requirement of 4.00%.

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

Index

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $1.4 million in 2008 and $5.4 million in 2007.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three	2008		Three	2007
	Month			Month
	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	$1,650	26	6.26%	$247	3	4.95%	$23	22	1
U. S. Gov't Sponsored Enterprises	239,138	2,845	4.76%	206,385	2,751	5.33%	94	1,462	(1,368)
Mortgage-backed securities and collateralized mortgage obligations	149,392	1,738	4.65%	163,979	1,916	4.67%	(178)	(170)	(8)
States and political subdivisions	120,168	2,032	6.76%	128,145	2,182	6.81%	(150)	(134)	(16)
Other	11,480	173	6.04%	13,023	190	5.84%	(17)	(54)	37
Total securities available for sale	521,828	6,814	5.22%	511,779	7,042	5.50%	(228)	1,126	(1,354)

Federal funds sold and other short-term Investments	539,625	3,037	2.26%	519,651	6,856	5.29%	(3,819)	1,740	(5,559)

Trading Securities
Trading Securities Agency	221,058	2,053	3.72%	369,540	4,847	5.26%	(2,794)	(1,616)	(1,178)
Trading Securities SCM	9,552	73	3.08%	-	-	0.00%	73	73	-
Total Trading Securities	230,610	2,126	3.69%	369,540	4,847	5.26	(2,721)	(1,543)	(1,178)

Held to Maturity Agencies	59,007	508	3.44%	-	-	0.00%	508	508	-
Held to Maturity Corp. Bonds	23,716	277	4.68%	-	-	0.00%	277	277	-
Total Held to Maturities	82,723	785	3.80%	-	-	0.00%	785	785	-

Commercial Loans	291,327	4,711	6.47%	271,618	5,113	7.53%	(402)	1,822	(2,224)
Residential mortgage loans	1,456,714	22,300	6.12%	1,306,371	20,293	6.21%	2,007	3,871	(1,864)
Home equity lines of credit	227,585	2,829	5.00%	237,337	3,960	6.69%	(1,131)	(158)	(973)
Installment loans	5,232	194	14.90%	5,699	207	14.61%	(13)	(37)	24
Loans, net of unearned income	1,980,858	30,034	6.07%	1,821,025	29,573	6.50%	461	5,498	(5,037)

Total interest earning assets	3,355,644	42,796	5.10%	3,221,995	48,318	6.00%	(5,522)	7,606	(13,128)
Allowance for loan losses	(34,609)			(35,229)
Cash & non-interest earning assets	125,101			123,727

Total assets	$3,446,136			$3,310,493

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$293,566	172	0.24%	$282,670	213	0.30%	(41)	48	(89)
Money market accounts	318,178	1,292	1.63%	331,303	3,411	4.13%	(2,119)	(130)	(1,989)
Savings	618,301	923	0.60%	652,324	2,398	1.47%	(1,475)	(119)	(1,356)
Time deposits	1,599,328	15,749	3.96%	1,435,504	16,555	4.63%	(806)	8,126	(8,932)
Total interest bearing deposits	2,829,373	18,136	2.58%	2,701,801	22,577	3.35%	(4,441)	7,925	(12,366)
Short-term borrowings	93,315	448	1.93%	96,417	989	4.12%	(541)	(31)	(510)
Long-term debt	16	-	5.25%	46	-	5.24%	-	-	-
Total Interest Bearing Liabilities	2,922,704	18,584	2.56%	2,798,264	23,566	3.38%	(4,982)	7,894	(12,876)
Demand deposits	262,928			254,920
Other liabilities	21,262			23,977
Shareholders' equity	239,242			233,332

Total liab. & shareholders' equity	$3,446,136			$3,310,493
Net Interest Income , tax equivalent		24,212			24,752		$(540)	(288)	(252)
Net Interest Spread			2.55%			2.63%

Net Interest margin (net interest income to total interest earning assets)			2.88%			3.07%

Tax equivalent adjustment		(739)			(770)

Net Interest Income		$23,473			$23,982

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $294 thousand in 2008 and $7.0 million in 2007.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six	2008		Six	2007
	Month			Month
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
(dollars in thousands)

Assets

Securities available for sale:
U.S. Treasuries	$1,498	35	4.62%	$455	11	4.71%	$24	25	(1)
U. S. Gov't Sponsored Enterprises	240,160	6,091	5.07%	211,958	5,599	5.28%	492	1,064	(572)
Mortgage-backed securities and collateralized mortgage obligations	151,171	3,510	4.64%	166,087	3,880	4.67%	(370)	(345)	(25)
States and political subdivisions	122,573	4,154	6.78%	128,761	4,386	6.81%	(232)	(213)	(19)
Other	11,523	365	6.36%	12,825	350	5.48%	15	(82)	97
Total securities available for sale	526,925	14,155	5.37%	520,086	14,226	5.47%	(71)	449	(520)

Federal funds sold and other short-term Investments	442,089	6,018	2.73%	393,555	10,295	5.26%	(4,277)	3,191	(7,468)

Trading Securities
Trading Securities Agency	323,498	6,773	4.19%	435,545	11,650	5.35%	(4,877)	(2,646)	(2,231)
Trading Securities SCM	5,631	87	3.09%	-	-	0.00%	87	87	-
Total Trading Securities	329,129	6,860	4.17%	435,545	11,650	5.35%	(4,790)	(2,559)	(2,231)

Held to Maturity Agencies	37,003	733	3.96%	-	-	0.00%	733	733	-
Held to Maturity Corp. Bonds	11,858	277	4.68%	-	-	0.00%	277	277	-
Total Held to Maturities	48,861	1,010	4.13%	-	-	0.00%	1,010	1,010	-

Commercial Loans	287,634	9,658	6.72%	269,029	10,135	7.54%	(477)	1,530	(2,007)
Residential mortgage loans	1,443,862	44,471	6.16%	1,286,135	39,978	6.22%	4,493	5,596	(1,103)
Home equity lines of credit	228,173	6,292	5.55%	240,488	7,697	6.45%	(1,405)	(377)	(1,028)
Installment loans	5,391	403	15.00%	5,636	403	14.43%	-	(34)	34
Loans, net of unearned income	1,965,060	60,824	6.19%	1,801,288	58,213	6.47%	2,611	6,715	(4,104)

Total interest earning assets	3,312,064	88,867	5.37%	3,150,474	94,384	6.00%	(5,517)	8,806	(14,323)
Allowance for loan losses	(34,602)			(35,409)
Cash & non-interest earning assets	124,217			130,095

Total assets	$3,401,679			$3,245,160

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$287,048	376	0.26%	$280,443	415	0.30%	(39)	28	(67)
Money market accounts	326,494	3,373	2.08%	327,797	6,715	4.13%	(3,342)	(27)	(3,315)
Savings	612,533	2,266	0.74%	654,255	4,821	1.49%	(2,555)	(287)	(2,268)
Time deposits	1,562,903	32,465	4.18%	1,377,866	31,192	4.57%	1,273	7,350	(6,077)
Total interest bearing deposits	2,788,978	38,480	2.77%	2,640,361	43,143	3.30%	(4,663)	7,064	(11,727)
Short-term borrowings	92,870	1,024	2.22%	97,146	1,982	4.11%	(958)	(84)	(874)
Long-term debt	20	1	5.25%	50	1	5.27%	-	-	-
Total Interest Bearing Liabilities	2,881,868	39,505	2.76%	2,737,557	45,126	3.32%	(5,621)	6,980	(12,601)
Demand deposits	259,837			249,493
Other liabilities	21,455			23,190
Shareholders' equity	238,519			234,920

Total liab. & shareholders' equity	$3,401,679			$3,245,160
Net Interest Income , tax equivalent		49,362			49,258		$104	1,826	(1,722)
Net Interest Spread			2.61%			2.68%

Net Interest margin (net interest income to total interest earning assets)			2.97%			3.11%

Tax equivalent adjustment		(1,491)			(1,555)

Net Interest Income		$47,871			$47,703

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2007 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six months ended June 30, 2008, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the year-to-date average balance of federal funds sold and other short-term investments has increased to $442.1 million in 2008 from $373.0 million in 2007.  As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the trading securities, securities available for sale, held-to-maturity and loan portfolios.  This trend is expected to continue for the remainder of the year.

The Company had $226.4 million of trading account assets at June 30, 2008 and $465.2 million as of December 31, 2007.  These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service.  The trading account securities at June 30, 2008 were substantially all fixed rate callable bonds issued by Government Sponsored Enterprises with a final average maturity of approximately 7 months and weighted average yield of 2.57%.  Changes in market interest rates could affect the fair value of this portfolio and net trading gains and losses recorded in periodic earnings results.

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

Index

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

At the annual meeting held May 19, 2008, shareholders of the Company were asked to consider the Company’s nominees for directors and to elect two (2) directors.  The Company’s nominees for director were Anthony J. Marinello, M.D., Ph.D. (three-year term) and William D. Powers (three-year term).

The results of shareholder voting are as follows:

1.	Election of Directors:

Director	For	Withheld
Anthony J. Marinello, M.D., Ph.D	57,652,861	4,127,598
William D. Powers	54,057,779	7,722,680

Directors continuing in office are Thomas O. Maggs, Joseph A. Lucarelli, Robert A. McCormick, Robert J. McCormick and William J. Purdy.

2.	Proposal to ratify the appointment of KPMG LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2008.

For	Against	Abstain
59,339,729	2,060,463	380,260

Index

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits Reg S-K (Item 601) Exhibit No.	Description

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

(b) Reports on Form 8-K

During the quarter ended June 30, 2008, TrustCo filed the following reports on Form 8-K:

April 15, 2008, regarding a press release dated April 15, 2008, detailing first quarter results for the quarter ending March 31, 2008.

May 19, 2008, regarding presentation materials presented at the Annual Meeting of Shareholders held May 19, 2008.

May 20, 2008, regarding a press release dated May 20, 2008, announcing results of the Annual Meeting held May 19, 2008 and declaring a cash dividend of $0.11 per share payable on July 1, 2008, to shareholders of record at the close of business on June 6, 2008.

June 17, 2008, regarding a shareholder letter issued May 22, 2008 discussing the annual meeting held on May 19, 2008.

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
President and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Date:  August 8, 2008

Index

Exhibits Index

Reg S-K Exhibit No.	Description

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.