Form 10-Q
period 2008-09-30
TRUSTCO BANK CORP N Y
filed 2008-11-10
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding as of October 31, 2008
$1 Par Value	76,083,071

TrustCo Bank Corp NY

INDEX

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest and dividend income:
Interest and fees on loans	$31,066	31,039	91,880	89,236
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	3,344	3,301	9,470	8,910
States and political subdivisions	1,127	1,416	3,858	4,299
Mortgage-backed securities and collateralized mortgage obligations	1,700	1,857	5,210	5,737
Other securities	82	132	419	447
Total interest and dividends on securities available for sale	6,253	6,706	18,957	19,393

Interest on trading securities:
U. S. government sponsored enterprises	1,394	5,921	8,167	17,571
States and political subdivisions	15	-	72	-
Total interest on trading securities	1,409	5,921	8,239	17,571

Interest on held to maturity securities:
U. S. government sponsored enterprises	840	224	1,573	224
States and political subdivisions	486	-	763	-
Total interest on held to maturity securities	1,326	224	2,336	224

Interest on federal funds sold and other short term investments	1,999	4,949	8,017	15,244
Total interest income	42,053	48,839	129,429	141,668

Interest expense:
Interest on deposits:
Interest-bearing checking	187	220	563	635
Savings	883	2,253	3,149	7,074
Money market deposit accounts	1,296	3,655	4,669	10,370
Time deposits	14,505	17,214	46,970	48,406
Interest on short-term borrowings	483	941	1,507	2,923
Interest on long-term debt	-	1	1	2
Total interest expense	17,354	24,284	56,859	69,410

Net interest income	24,699	24,555	72,570	72,258
Provision for loan losses	1,000	-	2,000	-
Net interest income after provision for loan losses	23,699	24,555	70,570	72,258

Noninterest income:
Trust department income	1,259	1,375	4,103	4,269
Fees for other services to customers	3,221	2,385	7,647	6,980
Net trading (losses) gains	14	305	(229)	906
Net gain on securities transactions	21	226	439	229
Other	279	460	1,312	1,061
Total noninterest income	4,794	4,751	13,272	13,445

Noninterest expenses:
Salaries and employee benefits	5,786	5,255	16,943	15,057
Net occupancy expense	2,964	2,635	9,007	7,460
Equipment expense	1,019	975	3,099	2,530
Professional services	1,050	1,051	3,318	3,060
Outsourced Services	1,241	1,075	3,521	3,222
Other real estate (income) expense	(63)	(146)	(80)	(111)
Other	2,729	2,752	7,829	8,543
Total noninterest expenses	14,726	13,597	43,637	39,761

Income before taxes	13,767	15,709	40,205	45,942
Income taxes	4,733	5,069	13,275	14,881

Net income	$9,034	10,640	26,930	31,061

Net income per Common Share:
- Basic	$0.119	0.142	0.356	0.414

- Diluted	$0.119	0.141	0.356	0.413

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
ASSETS:

Cash and due from banks	$61,725	58,156

Federal funds sold and other short term investments	340,627	286,764
Total cash and cash equivalents	402,352	344,920

Trading securities:
U. S. government sponsored enterprises	250,523	465,151
States and political subdivisions	2,356	0
Total trading securities	252,879	465,151

Securities available for sale:
U. S. treasuries and government sponsored enterprises	275,297	289,690
States and political subdivisions	104,315	129,271
Mortgage-backed securities and collateralized mortgage obligations	137,991	148,858
Other securities	6,877	11,073
Total securities available for sale	524,480	578,892

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2008 $68,905 2007 $15,175)	69,089	15,000
Corporate bonds (fair value 2008 $38,240 2007 $0)	41,599	0
Total held to maturity securities	110,688	15,000

Loans:
Commercial	293,151	280,248
Residential mortgage loans	1,550,202	1,419,231
Home equity line of credit	236,590	229,570
Installment loans	6,024	5,865
Total loans	2,085,967	1,934,914
Less:
Allowance for loan losses	34,960	34,651
Net loans	2,051,007	1,900,263

Bank premises and equipment, net	32,840	29,193
Other assets	54,026	44,132

Total assets	$3,428,272	3,377,551

LIABILITIES:
Deposits:
Demand	$258,461	262,863
Interest-bearing checking	317,568	293,027
Savings accounts	598,349	609,064
Money market deposit accounts	287,285	341,790
Certificates of deposit (in denominations of $100,000 or more)	415,100	390,328
Other time accounts	1,176,279	1,123,226
Total deposits	3,053,042	3,020,298

Short-term borrowings	110,221	92,220
Long-term debt	5	29
Accrued expenses and other liabilities	23,886	27,936

Total liabilities	3,187,154	3,140,483

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 82,389,035 and 82,373,165 shares issued at September 30, 2008 and December 31, 2007, respectively	82,389	82,373
Surplus	121,854	121,961
Undivided profits	95,053	93,099
Accumulated other comprehensive income, net of tax	4,380	7,230
Treasury stock at cost - 6,522,159 and 7,047,297 shares at September 30, 2008 and December 31, 2007, respectively	(62,558)	(67,595)

Total shareholders' equity	241,118	237,068

Total liabilities and shareholders' equity	$3,428,272	3,377,551

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital		Undivided	Accumulated Other Comprehensive Income	Comprehensive	Treasury
	Stock	Surplus	Profits	(Loss)	Income	Stock	Total

Beginning balance, January 1, 2007	$82,150	119,313	110,304	(2,928)		(69,316)	239,523
Adjustment to initially apply FAS No. 159, net of tax	-	-	(8,606)	8,606		-	-
Comprehensive income:
Net Income - Nine Months Ended September 30, 2007	-	-	31,061	-	31,061	-	31,061
Other comprehensive loss, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $363)	-	-	-	-	(218)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3,227)	-	-	-	-	(1,941)	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $229)	-	-	-	-	(138)	-	-
Other comprehensive loss, net of tax:	-	-	-	(2,297)	(2,297)	-	(2,297)
Comprehensive income	-	-	-	-	28,764	-	-
Cash dividend declared, $.48 per share	-	-	(36,004)	-		-	(36,004)
Stock options exercised and related tax benefits	223	1,893	-	-		-	2,116
Treasury stock purchased (569,348 shares)	-	-	-	-		(5,908)	(5,908)
Sale of treasury stock (613,199 shares)	-	417	-	-		5,852	6,269
Stock based compensation expense	-	56	-	-		-	56

Ending balance, September 30, 2007	$82,373	121,679	96,755	3,381		(69,372)	234,816

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Nine Months Ended September 30, 2008	-	-	26,930	-	26,930	-	26,930
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $411)	-	-	-	-	(247)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3,891)	-	-	-	-	(2,338)	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $439)	-	-	-	-	(265)	-	-
Other comprehensive loss, net of tax:				(2,850)	(2,850)		(2,850)
Comprehensive income	-	-	-		24,080	-	-
Cash dividend declared, $.33 per share	-	-	(24,976)	-		-	(24,976)
Stock options exercised and related tax benefits	16	139	-	-		-	155
Sale of treasury stock (525,138 shares)	-	(385)	-	-		5,037	4,652
Stock based compensation expense	-	139	-	-		-	139

Ending balance, September 30, 2008	$82,389	121,854	95,053	4,380		(62,558)	241,118

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,930	31,061

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,737	2,253
Gain on sale of other real estate owned	(142)	(165)
Provision for loan losses	2,000	-
Deferred tax expense	363	1,277
Stock based compensation expense	139	56
Net loss on sale of bank premises and equipment	6	-
Net gain on sales and calls of securities transactions	(435)	(229)
Proceeds from sales and calls of trading securities	359,499	502,934
Purchases of trading securities	(312,106)	(450,296)
Proceeds from maturities of trading securities	164,650	-
Net trading losses (gains)	229	(906)
(Increase) decrease in taxes receivable	(5,204)	14,236
Increase in interest receivable	(51)	(4,447)
(Decrease) increase in interest payable	(962)	349
(Increase) decrease in other assets	(2,365)	3,299
Increase in accrued expenses and other liabilities	621	996
Total adjustments	208,979	69,357
Net cash provided by operating activities	235,909	100,418

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	202,012	40,004
Proceeds from calls of held to maturity securities	70,000	-
Purchases of securities available for sale .	(160,589)	(128,999)
Proceeds from maturities of securities available for sale	9,094	51,694
Purchases of held to maturity securities	(165,688)	(25,000)
Net increase in loans	(154,439)	(150,062)
Proceeds from dispositions of other real estate owned	680	302
Proceeds from dispositions of bank premises and equipment	10	-
Purchases of bank premises and equipment .	(6,400)	(6,859)
Net cash used in investing activities	(205,320)	(218,920)

Cash flows from financing activities:

Net increase in deposits	32,744	185,027
Net increase (decrease) in short-term borrowings	18,001	(1,642)
Repayment of long-term debt	(24)	(23)
Proceeds from exercise of stock options and related tax benefits	155	2,116
Proceeds from sale of treasury stock	4,652	6,269
Purchase of treasury stock	-	(5,908)
Dividends paid	(28,685)	(36,004)
Net cash provided by financing activities	26,843	149,835
Net increase in cash and cash equivalents	57,432	31,333
Cash and cash equivalents at beginning of period	344,920	291,338
Cash and cash equivalents at end of period	$402,352	322,671

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$57,821	69,061
Income taxes paid	15,824	457
Non cash investing and financing activites:
Transfer of loans to other real estate owned	1,695	207
Decrease in dividends payable	(3,709)	-
Change in unrealized loss on securities available for sale-gross of deferred taxes (excluding $14,313 unrealized loss transferred to undivided profits in 2007 from adoption of SFAS No. 159), net of reclassification adjustment	(4,330)	(3,456)
Change in deferred tax effect on unrealized loss on securities available for sale, net of reclassification adjustment	1,727	1,377
Amortization of prior service cost on pension and post retirement plans	(411)	(363)
Change in deferred tax effect of amortization of prior service cost	164	145
Securities available for sale transferred to trading securities	-	516,558
Cumulative effect of the adoption of SFAS No.No. 159-net of deferred taxes ($14,313 gross of deferred taxes)	-	8,606

See accompanying notes to unaudited consolidated interim financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the nine-months ended September 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three months and nine-months ended September 30, 2008 and 2007.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2007 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three and nine-month periods ended September 30, 2008 and 2007 follows:

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2008:

Basic EPS:
Net income available to Common shareholders	$9,034	75,833	$0.119

Effect of Dilutive Securities:
Stock options	------	12	-----

Diluted EPS	$9,034	75,845	$0.119

For nine-months ended September 30, 2008:

Basic EPS:
Net income available to Common shareholders	$26,930	75,672	$0.356

Effect of Dilutive Securities:
Stock options	-------	8	-----

Diluted EPS	$26,930	75,680	$0.356

Index

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2007:

Basic EPS:
Net income available to Common shareholders	$10,640	75,166	$0.142

Effect of Dilutive Securities:
Stock options	------	101	(0.001)

Diluted EPS	$10,640	75,267	$0.141

For nine-months ended September 30, 2007:

Basic EPS:
Net income available to Common shareholders	$31,061	75,054	$0.414

Effect of Dilutive Securities:
Stock options	-------	76	(0.001)

Diluted EPS	$31,061	75,130	$0.413

There were approximately 4.0 million and 4.1 million stock options for the three and nine  months ended September 30, 2008 and 2.7 million and 2.7 million stock options for the three and nine-months ended September 30, 2007 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.

3.	Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine-month periods ended September 30, 2008 and 2007 for its pension and other postretirement benefit plans:

Components of Net Periodic Benefit for the three months ended September 30, 2008 and 2007 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$12	11	6	7

Interest cost	367	350	15	13

Expected return on plan assets	(493)	(487)	(117)	(96)

Amortization of prior service cost	-	-	(136)	(127)

Net periodic benefit	$(114)	(126)	(232)	(203)

Index

Components of Net Periodic Benefit for the nine-months ended September 30, 2008 and 2007 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Service cost	$37	33	19	22

Interest cost	1,072	1,051	44	40

Expected return on plan assets	(1,495)	(1,462)	(350)	(307)

Amortization of prior service cost	-	-	(411)	(363)

Net periodic benefit	$(386)	(378)	(698)	(608)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2008.  As of September 30, 2008, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2008.

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

Index

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter of 2007 earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the third quarter of 2007 all of these securities and recognized pre-tax trading losses of $2.8 million in that quarter.  The Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of September 30, 2008, $250.5 million of U.S. government sponsored enterprises and $2.4 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard has a positive impact on its ability to manage its investment portfolio because it has enabled the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment has benefited subsequent periods’ net income because the loss was not realized in the income statement when the securities were sold.

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

The following tables presents the financial instruments recorded at fair value by the Company as of September 30, 2008 and December 31, 2007 on both a recurring basis (securities available-for-sale and trading securities) and a non-recurring basis (OREO loans).  There were no financial instruments with fair value estimates considered to be categorized as “Level 1” or “Level 3.”  The adjustments to the fair value of OREO were not significant.

Index

(dollars in thousands)	Fair value measurements at September 30, 2008 using:

Description	Total carrying amount in statement of financial condition as of 9/30/08	Fair value measurement as of 9/30/08	Significant other observable inputs (Level 2)
Securities available for sale	$524,480	524,480	524,480
Trading securities	252,879	252,879	252,879
Other real estate owned	1,449	1,449	1,449

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

Description	Total carrying amount in statement of financial condition as of 12/31/07	Fair value measurement as of 12/31/07	Significant other observable inputs (Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

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

For the nine-month period ended September 30, 2008 the unrecognized tax benefit and change in that benefit from the beginning of the year is as follows:

(dollars in thousands)

Balance January 1, 2008	$4,023

Amount paid to taxing authorities and amount reducing tax expense for the nine-month period ended September 30, 2008	$(2,839)

Balance September 30, 2008	$1,184

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management’s evaluation of the probability of the benefit being realized.  Management will reevaluate the necessity of these reserves after the effected tax returns have been subject to audit.

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under standby letters of credit totaled approximately $5.0 million at September 30, 2008 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at September 30, 2008 was insignificant.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of September 30, 2008, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.

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
November 6, 2008

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month and nine-month  periods ended September 30, 2008, with comparisons to 2007 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2007 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Volatile market conditions and deteriorating economic conditions in the United States and around the world became more acute during the third quarter of 2008, and have continued subsequent to quarter-end.  Equity, credit, currency, credit swap and commodities markets were among those that have been subject to unprecedented levels of volatility.  The willingness of lenders to grant credit, including on an interbank level and to firms with significant exposure to certain types of financial assets, declined markedly.  These conditions led to the bankruptcy, collapse or failure of a number of firms, such as Lehman Brothers, Bear Stearns and Washington Mutual.  The United States and other governments around the world have taken a variety of aggressive actions to attempt to ease these conditions, including interest rate cuts, programs to provide liquidity to various markets, direct purchase of equity stakes in banks and comprehensive legislation.  This market turmoil has exacerbated underlying economic weakness, and has led to an increasingly negative outlook in regard to employment and growth for the remainder of 2008 and into 2009.

TrustCo’s conservative balance sheet and operating philosophy has enabled the Company to avoid many of the direct consequences of the problems underlying this crisis.  Liquidity, credit quality, reserve coverage, capital and expense control remain strong.  However, to the extent that housing values decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at September 30, 2008, should general housing prices and other economic measures in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.  In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, (5) real estate and collateral values, and (6) changes in market area and general business and economic trends.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and nine-months ended September 30, 2008 and 2007.

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

As a result of TrustCo’s fair value measurement election for the above financial instruments, TrustCo recorded $3.4 million of pre-tax unrealized trading gains in its first quarter of 2007 earnings for the change in fair value of such instruments from the effective election date of January 1, 2007 to March 31, 2007.  Additionally, TrustCo sold in the third quarter of 2007 all of these securities and recognized pre-tax trading losses of $2.8 million in that quarter.  The Company re-invested these proceeds by purchasing securities, primarily U.S. government sponsored enterprises, for its trading portfolio.  As of September 30, 2008, $250.5 million of U.S. government sponsored enterprises and $2.4 million of states and political subdivisions securities were held in the trading portfolio.  TrustCo believes that its adoption of the standard has a positive impact on its ability to manage its investment portfolio because it has enabled the Company to sell the securities that it has elected the fair value option for without recording other-than-temporary impairment on the remainder of the available-for-sale portfolio.  Additionally, recording the unrealized losses on these securities directly to undivided profits as part of the transition adjustment has benefited subsequent periods’ net income because the loss was not realized in the income statement when the securities were sold.

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

The following tables presents the financial instruments recorded at fair value by the Company as of September 30, 2008 and December 31, 2007 on both a recurring basis (securities available-for-sale and trading securities) and a non-recurring basis (OREO loans).  There were no financial instruments with fair value estimates considered to be categorized as “Level 1” or “Level 3.”  The adjustments to the fair value of OREO were not significant

Index

(dollars in thousands)	Fair value measurements at September 30, 2008 using:

Description	Total carrying amount in statement of financial condition as of 9/30/08	Fair value measurement as of 9/30/08	Significant other observable inputs (Level 2)
Securities available for sale	$524,480	524,480	524,480
Trading securities	252,879	252,879	252,879
Other real estate owned	1,449	1,449	1,449

(dollars in thousands)	Fair value measurements at December 31, 2007 using:

Description	Total carrying amount in statement of financial condition as of 12/31/07	Fair value measurement as of 12/31/07	Significant other observable inputs (Level 2)
Securities available for sale	$578,892	578,892	578,892
Trading securities	465,151	465,151	465,151
Other real estate owned	293	293	293

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

Index

In the second quarter of 2008 the Company settled with the Internal Revenue Service and New York State in regard to the audit of the Company’s tax returns through 2005 for the IRS and through 2006 for the State.  As a result, the Company reversed an accrual of interest expense of $311 thousand, net of federal taxes, as an element of other expenses and $371 thousand, net of federal taxes, of previously unrecognized tax benefit as a decrease to tax expense in the second quarter of 2008.  The settlement amount approximates the Company’s prior estimate.

(dollars in thousands)

Balance January 1, 2008	$4,023

Amount paid to taxing authorities and amount reducing tax expense for the nine-month period ended September 30, 2008	$(2,839)

Balance September 30, 2008	$1,184

TrustCo has implemented certain tax return positions that have not been fully recognized for financial statement purposes based upon management’s evaluation of the probability of the benefit being realized.  Management will reevaluate the necessity of these reserves after the effected tax returns have been subject to audit.

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

Overview
TrustCo recorded net income of $9.0 million, or $0.119 of diluted earnings per share for the three-months ended September 30, 2008, as compared to net income of $10.6 million or $0.141 of diluted earnings per share in the same period in 2007.  For the nine-months ended September 30, 2008 TrustCo recorded net income of $26.9 million or $0.356 of diluted earnings per share compared to $31.1 million of net income and $0.413 of diluted earnings per share in the first nine-months of 2008.

The primary factors accounting for the year to date changes were:

•	Increase in the average balance of interest earning assets of $128.5 million to $3.32 billion for the first nine-months of 2008 compared to the same period in 2007,

•	Increase in the average balance of interest bearing liabilities of $119.3 million to $2.89 billion for the first nine-months of 2008 as compared to 2007,

•	Decrease in net interest margin from 3.10% for the first nine-months of 2007 to 3.00% for the nine-months of 2008,

Index

•	Increase in the provision for loan losses from zero for the first nine-months of 2007 to $2.0 million in the comparable period in 2008,

•
Increase in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $12.3 million for the first nine-months of 2007 to $13.1 million for the comparable period in 2008.  Excluded from noninterest income were $439 thousand of net gains on securities transactions for the first nine-months of 2008 compared to $229 thousand for the same period in 2007, and $229 thousand of net trading losses in the 2008 period compared to $906 thousand of net gains in the first nine-months of 2007, and

•	An increase of $3.9 million in noninterest expense for the first nine-months of 2008 as compared to the first nine-months of 2007.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2007 is a description of the effect interest rates had on the results for the year 2007 compared to 2006.  Many of the same market factors discussed in the 2007 Annual Report continued to have a significant impact on the quarterly and year to date 2008 results.

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

One of the most important interest rates used to control national economic policy is the “federal funds” rate.  The federal funds rate is the interest rate at which depository institutions lend balances at the Federal Reserve to other depository institutions.  The Federal Reserve began reducing the targeted federal funds rate from 5.25% beginning in the third quarter of 2007 to the current 1.00% level on October 29, 2008.  These actions, and other economic conditions have led to a somewhat more positively sloped yield curve, following persistently flat or mildly inverted curves over the prior couple of years.  In an inverted curve, short term rates are higher than long term rates and in a positively sloped curve, long term rates are higher than short term rates.  The Federal Reserve has indicated that while it remains concerned about economic conditions, uncertainty about the outlook for inflation has increased, and that it “will act as needed to promote sustainable economic growth and price stability.”

Index

These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and federal funds sold as well as on interest expense on deposits and borrowings.  New originations of residential real estate loans and new purchases of longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury rate.  The federal funds sold portfolio and other short term investments are affected primarily by changes in the federal funds target rate.  Deposit interest rates are most affected by short term market interest rates and competitive factors.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio (with the offset to accumulated other comprehensive income) and trading portfolio (with the offset to earnings), which are recorded at fair value.  Generally as interest rates increase the fair value of these securities will decrease.

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

TrustCo has not been directly significantly affected by the mortgage crisis effecting some banks and financial institutions in the United States in recent months.  The crisis revolves around actual and anticipated higher levels of delinquencies and defaults on mortgage loans, in many cases arising from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans, fraud and other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.

For the third quarter of 2008, the net interest margin decreased to 3.04% from 3.10% for the third quarter of 2007.  The margin was up from 2.87% in the second quarter of 2008.  The quarterly results reflect the following significant factors:

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $101 million and the average yield decreased to 4.22% from 5.39% for the third quarter of 2008 compared to the same period in 2007.

-
The average balance of federal funds sold and other short-term investments increased by $6.7 million and the average yield decreased 314 basis points to 2.07% in the third quarter of 2008 compared to the same period in 2007 .  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate.

Index

-
The average loan portfolio grew by $159.1 million to $2.04 billion and the average yield decreased 50 basis points to 6.08% in the third quarter of 2008 compared to the same period in 2007.  The decline in the average yield reflects the decline in market interest rates on new loans and variable rate loans.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $70.1 million and the average rate paid decreased 102 basis points to 2.37% in the third quarter of 2008 compared to the same period in 2007.  The decline In the rate paid on interest bearing liabilities reflects the decline in market interest rates.

During the third quarter of 2008 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  The widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary markets have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  The average balance of federal funds sold and other short-term investments increased slightly, reflecting a reduction in the Company’s trading securities and continued  deposit growth, partly offset by an increase in loans and securities held to maturity.  The reduction in trading securities reflects insufficient premiums over federal funds for the type of securities that the Company has held in that portfolio as well as continued strong loan demand, thus funds have been used to support growth of the loan portfolio and to slightly build the federal funds position.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  This strategy has been successful.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during much of the quarter.  However, the decline in deposit costs has lagged the decline in the Federal Funds target rate.

Earning Assets
Total average interest earning assets increased from $3.27 billion in the third quarter of 2007 to $3.34 billion in the same period of 2008 with an average yield of 6.05% in 2007 and 5.11% in 2008.  Interest income on average earning assets declined from $49.6 million in third quarter of 2007 to $42.6 in the third quarter of 2008, on a tax equivalent basis, as the decline in yields more than offset the growth in average earning assets.

Loans
The average balance of loans was $2.04 billion in the third quarter of 2008 and $1.88 billion in the comparable period in 2007.  The yield on loans decreased 50 basis points to 6.08%.  The higher average balances more than offset the lower yield, leading to a nominal increase in the interest income on loans from $31.0 million in the third quarter of 2007 to $31.1 million in the third quarter of 2008.

Index

Compared to the third quarter of 2007, the average balance of the loan portfolio during the third quarter of 2008 increased in residential, home equity and commercial loans, but declined in installment loans.  The average balance of residential mortgage loans was $1.37 billion in 2007 compared to $1.51 billion in 2008, an increase of 10.5%.  The average yield on residential mortgage loans decreased by 11 basis points to 6.13% in the third quarter of  2008 compared to 2007.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased 5.1% to an average balance of $294.8 million in the third quarter of 2008 over the prior year.  The average yield on this portfolio decreased 105 basis points to 6.53% over the same period.  The decline in yield reflects the reduction in the federal funds rate and the associated reduction in the prime rate.

The average yield on home equity credit lines of credit decreased 219 basis points to 4.99% during the third quarter of 2008 compared to 2007.  The decline in yield was primarily the result of the decline in the underlying index rate in step with the decline in the fed funds rate.  The average balances of home equity lines increased 0.5% to $231.9 million in the third quarter of 2008 as compared to the prior year.

Securities Available-for-Sale
As discussed previously, TrustCo adopted the accounting requirements of SFAS No. 159 and, as a result, reclassified assets from the available-for-sale portfolio to the trading securities portfolio as of January 1, 2007.

The average balance of the securities available-for-sale portfolio for the third quarter of 2008 was $546.5 million compared to $544.1 million for the comparable period in 2007.  The average yield was 5.00% for the third quarter of 2008 and 5.48% for the third quarter of 2007.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, mortgage-backed securities and collateralized mortgage obligation bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

Index

Trading Securities
The average balance of trading securities for the third quarter of 2008 was $220.8 million, compared to $450.3 million in the comparable period of 2007.  The average yield on trading securities was 2.57% for the third quarter of 2008, compared to 5.22% for the comparable period in 2007.  The decline in the average yield was due to the decline in short term interest rates and the sale of securities in the third quarter of 2007.  The securities held as trading securities are generally short term.  All of the securities in this portfolio are bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac) or municipal bonds).  The balances for these bonds are recorded at fair value with any such adjustment recorded to the income statement.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

For the third quarter of 2008, an average of $217.2 million of the total trading portfolio of $220.8 million was composed of U.S. government sponsored enterprises securities, with the remaining $3.6 million composed of short-term municipal securities.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $140.7 million for the third quarter of 2008 and the period-end balance was $110.7 million.  For the third quarter of 2007, the average balance of held-to-maturity securities was $15.1 million.  The average yield was 3.77% for the 2008 period compared to 5.91% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises as well as corporate bonds.  The balances for these bonds are recorded at amortized cost.

Securities Portfolios
The unrealized loss in the available-for-sale and held-to-maturity securities portfolios increased from $4.7 million at June 30, 2008 to $5.6 million as of September 30, 2008  primarily due to changes in interest rates and spreads and not the result of increasing credit default risk.  The Company has the ability and intent to hold these securities until a market recovery, or to maturity if necessary.  Consequently no other-than-temporary impairment charge has been recorded.

Federal Funds Sold and Other Short-term Investments
The 2008 third quarter average balance of federal funds sold and other short-term investments was $384.3 million, $6.6 million more than the $377.7 million average in the same period in 2007.  The portfolio yield decreased from 5.21% in 2007 to 2.07% in 2008.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income on this portfolio decreased by approximately $3.0 million from $4.9 million in 2007 to $1.9 million in 2008, as the decline in yield more than offset the slightly higher average balance.

Index

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.75 billion during the third quarter of 2007 to $2.81 billion in the third quarter of 2008, and the average rate paid decreased from 3.37% for 2007 to 2.39% for 2008.  Total interest expense on these deposits decreased $6.5 million to $16.9 million in the third quarter of 2008 compared to the year earlier period.

Average short-term borrowings for the quarter were $100.1 million in 2008 compared to $93.3 million in 2007.  The average rate decreased during this time period from 4.00% in 2007 to 1.92% in 2008.  Rates on short-term borrowings tend to change with the rates on the target Federal Funds.

Net Interest Income
Taxable equivalent net interest income decreased by $23 thousand to $25.3 million in the third quarter of 2008 as compared to the same period in 2007.  The net interest spread increased from 2.66% in the third quarter of 2007 to 2.74% in 2008. The net interest margin decreased by 6 basis points to 3.04% for the third quarter of 2008.

Taxable equivalent net interest income increased by $81 thousand to $74.7 million in the first nine-months of 2008 as compared to the same period in 2007.  The net interest spread decreased from 2.67% in the first nine-months of 2007 to 2.65% in 2008. The net interest margin decreased by 11 basis points to 3.00% for the first nine-months of 2008.

Nonperforming Assets
Nonperforming assets include nonperforming loans which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of September 30, 2008:

Nonperforming loans: Total nonperforming loans were $23.2 million at September 30, 2008, an increase from the $20.5 million of nonperforming loans at June 30, 2008.  There were $22.4 million of nonaccrual loans at September 30, 2008 compared to the $19.8 million at June 30, 2008.  Restructured loans were $711 thousand at September 30, 2008 compared to $620 thousand at June 30, 2008.  There were $110 thousand of loans at September 30, 2008 that were past due 90 days or more and still accruing interest, compared to $1 thousand at June 30, 2008.  As of December 31, 2007, total nonperforming loans were $12.7 million, including nonaccrual loans of $12.1 million and restructured loans of $640 thousand.  There were $19 thousand of loans that were past due 90 days or more and still accruing interest at December 31, 2007.

Index

At September 30, 2008, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $23.2 million, $18.6 million were residential real estate loans and $4.5 million were commercial mortgages, compared to $15.8 million and $4.6 million, respectively as of June 30, 2008 and to $10.6 million and $2.1 million respectively on December 31, 2007.

As previously noted, a significant percentage of NPLs are lower-risk residential real estate loans (80% at September 30, 2008, 77% at June 30, 2008 and 83% at December 31, 2007).  The Bank’s loan loss experience on these loans has been very strong with net charge-offs/(recoveries) of 0.14% for the first nine months of 2008 (annualized) compared to 0.02% for 2007.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk in the current loan portfolios.

Further, as previously noted, an insignificant portion of the Company’s residential real estate loans are in the Florida markets, which the Company has recently entered.  In 2007, loan origination in these areas was significantly reduced and underwriting standards revised to correspond to the risks in these markets.  Management believes that these loans have been appropriately written down or reserved for.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo has increased its efforts in regard to the identification and resolution of problem loans, reflecting the increase in non-performing loans and the overall weakness in economic conditions primarily in these markets.

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2008, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $4.5 million of nonaccrual commercial mortgages classified as impaired as of September 30, 2008 and $4.6 million as of June 30, 2008.  There were $711 thousand of impaired retail loans at September 30, 2008, compared to $620 thousand at June 30, 2008.  The average balances of all impaired loans were $1.3 million during the third quarter of 2007 and $4.7 million in the third quarter of 2008.  The Company recognized approximately $19 thousand of interest income on these loans in the third quarter of 2008 and approximately $154 thousand for all of 2007.

Index

At September 30, 2008 there was $1.4 million of foreclosed real estate as compared to $1.6 million at June 30, 2008 and to $293 thousand at December 31, 2007.

During the third quarter of 2008, there were no gross commercial loan charge offs and $1.1 million of gross residential mortgage and consumer loan charge-offs as compared with $167 thousand commercial loan charge-offs and $664 thousand of residential mortgage and consumer loan charge-offs in the third quarter of 2007.  For the first nine-months of 2008 there were $339 thousand of gross commercial loan charge offs and $3.2 million of gross residential mortgage and consumer loan charge-offs as compared with $722 thousand commercial loan charge-offs and $2.1 million of residential mortgage and consumer loan charge-offs in the first nine-months of 2007.  Gross recoveries during the third quarter of 2008 were $43 thousand for commercial loans and $247 thousand for residential mortgage and consumer loans, compared to $4 thousand for commercial loans and $474 thousand for residential and consumer in the third quarter of 2007.  Gross recoveries during the first nine-months of 2008 were $495 thousand for commercial loans and $1.4 million for residential mortgage and consumer loans, compared to $75 thousand for commercial loans and $1.8 million in the first nine-months of 2007.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk inherent in the loan portfolio.

At September 30, 2008, the allowance for loan losses was $35.0 million, which represents a nominal increase from the June 30, 2008 balance of $34.8 million and from  $34.7 million as of December 31, 2007.  The allowance represents 1.68% of the loan portfolio as of September 30, 2008 compared to 1.73% at June 30, 2008.  The allowance covered 1.79% of the loan portfolio as of December 31, 2007.  The decline in this ratio compared to prior periods primarily reflects continued growth in the loan portfolio.  The Company considers that there is lower inherent risk of loss for newer loans, and the fact that less risky residential loans continue to constitute most of the non-accrual loans.  Further, this slight reduction reflects the Company’s continued strong net charge-off(recovery) levels and the high percentage of nonperforming loans which are made up of lower-risk residential real estate loans.  These factors, resulting in a slightly reduced percentage of allowance for loan losses to total loans are partially offset by considerations of general economic trends throughout the Company’s market areas.

The provision for loan losses was $1.0 million for the quarter ended September 30, 2008 compared to zero for the third quarter in 2007 and $700 thousand for the second quarter of 2008.  Net charge-offs for the three-month period ended September 30, 2008 were $807 thousand compared to net charge-offs of $353 thousand for the comparable period in 2007.  Net charge-offs for the nine-month period ended September 30, 2008 were $1.2 million compared to net charge-offs of $934 thousand for the comparable period in 2007.  The provision for loan losses was increased on a quarter-to-date and year-to-date basis primarily due to net charge-offs, considerations of general economic trends throughout the company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

Index

•	The magnitude and nature of the recent loan charge offs and recoveries,
•	The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank’s business territory, and
•	The economic environment in the Company’s market areas.

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

Noninterest Income
Total noninterest income for the third quarter of 2008 was $4.8 million, equal to the year earlier period.  Excluding trading gains and losses and net securities transactions, non-interest income increased from $4.2 million in the third quarter of 2007 to $4.8 million in the third quarter of 2008.  Trading gains and net gains on securities transactions were $531 thousand in the third quarter of 2007, compared to $35 thousand in the third quarter of 2008.  For the first nine-months of 2008 total noninterest income was $13.3 million compared to $13.4 million in the comparable period of 2007.  The decline was  due to trading losses of $229 thousand in the 2008 period, compared to gains of $906 thousand in the 2007 period.

Trust department income decreased 8.44% to $1.3 million for the third quarter of 2008 compared to the third quarter of 2007. Trust department assets under management were $884 million at September 30, 2008 compared to $885 million at June 30, 2008 and $914 million at December 31, 2007.  The decline in trust assets and revenue was due primarily to declines in equity market valuations.  For the nine-months ended September 30, 2008, trust income was $4.1 million, down $166 thousand from the prior year.

Fees for other services to customers plus other income increased by 23.0% to $3.5 million between the third quarter of 2007 and the comparable period in 2008.  The increase is the result of changes in fee policies as well as fees being charged on a larger customer base.  For the first nine-months of 2008 these revenue lines were $9.0 million, up 11.4% compared to the prior year.

Index

The Company recognized $14 thousand of net trading gains in the third quarter of  2008, compared to gains of $305 thousand in the same period in 2007.  A net gain of $21 thousand was reported in the third quarter 2008 related to net securities transactions on securities available for sale, compared to a gain of $226 thousand a year earlier.  In total, the net of gains and losses in the third quarter of 2008 in the available for sale and trading portfolios, relative to the same period in 2007, resulted in a decline of $496 thousand in non-interest income.  For the first nine-months of 2008, trading losses of $229 thousand were recorded, compared to net trading gains of $906 thousand in 2007 and net securities gains of $439 thousand were recorded in the first nine months of 2008 compared to $229 thousand in 2007.

Noninterest Expenses
Total noninterest expense increased from $13.6 million for the three months ended September 30, 2007 to $14.7 million for the three months ended September 30, 2008, with increases in each major expense category except “other” expense.  Salaries and employee benefits increased $531 thousand to $5.8 million for 2008.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $329 thousand to $3.0 million during the third quarter of 2008.  The increase is the result of new branch opening costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $44 thousand to $1.0 million, also reflecting new offices and general growth.  Professional services and outsourced services were up a combined $165 thousand to $2.3 million while other expenses declined by $23 thousand to $2.7 million.

Total noninterest expense increased from $39.8 million for the nine-months ended September 30, 2007 to $43.6 million for the nine-months ended September 30, 2008, with increases in each major expense category except other.  Salaries and employee benefits increased $1.9 million to $16.9 million for 2008.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $1.5 million to $9.0 million during the first nine months of 2008.  The increase is the result of new branch lease costs and the increased cost of utilities and taxes on branch locations.  Equipment expense rose $569 thousand to $3.1 million.  Other expense categories reflected trends for the first nine months of 2008 that were similar to the third quarter of 2008.

Income Taxes
In the third quarter of 2008, TrustCo recognized income tax expense of $4.7 million as compared to $5.1 million for the same period in 2007.  The effective tax rates were 34.4% and 32.3% for the third quarters of 2008 and 2007, respectively.  For the nine-months ended September 30, 2008 $13.3 million of income tax expense was recorded compared to $14.9 million recorded for the same period in 2007.  The effective tax rates were 33.0% and 32.4% for the nine-months ended September 30, 2008 and 2007, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

Index

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at September 30, 2008 was $241.1 million, compared to $237.1 million at year-end 2007. TrustCo declared a dividend of $0.110 per share in the third quarter of 2008.  This results in a dividend payout ratio of 92.4% based on third quarter 2008 earnings per share of $0.119.

The Company achieved the following ratios as of September 30, 2008 and 2007:

	September 30,		Minimum Regulatory
	2008	2007	Guidelines

Tier 1 risk adjusted capital	12.62%	13.44%	4.00%

Total risk adjusted capital	13.88%	14.70%	8.00%

In addition, at September 30, 2008 and 2007, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.91% and 6.93%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios reflects growth in the overall consolidated balance sheet.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) includes a program that allows certain banks, including TrustCo, to apply to the U.S. Treasury Department and our principal bank regulator (the Office of Thrift Supervision (“OTS”), if they desire, for an investment by the Treasury of capital in the Company’s preferred stock.  The amount of such investment would be equal to between 1 percent and 3 percent of the Company’s risk-weighted assets, and would qualify as Tier 1 capital.  The program is designed to attract broad participation by healthy institutions as a means to stabilize the financial system and increase lending for the benefit of the economy and the people of the United States.  Management is evaluating the costs and benefits of participating in this plan.  As illustrated in the table above, TrustCo’s existing capital ratios are well in excess of all regulatory requirements.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.  Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $2.9 million in 2008 and $6.3 million in 2007.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three Month	2008		Three Month	2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	$2,027	10	1.99%	$0	$0	0.00%	10	10	-
U. S. Gov't Sponsored Enterprises	284,470	3,334	4.69%	244,831	3,300	5.39%	34	1,921	(1,887)
Mortgage-backed securities and collateralized mortgage obligations	145,757	1,700	4.67%	159,362	1,857	4.66%	(157)	(184)	27
States and political subdivisions	104,200	1,714	6.58%	126,643	2,154	6.80%	(440)	(372)	(68)
Other	10,030	74	2.94%	13,244	147	4.41%	(73)	(31)	(42)
Total securities available for sale	546,484	6,832	5.00%	544,080	7,458	5.48%	(626)	1,344	(1,970)

Federal funds sold and other short-term Investments	384,348	1,999	2.07%	377,659	4,949	5.21%	(2,950)	593	(3,543)

Trading Securities:
U. S. Gov't Sponsored Enterprises	217,189	1,395	2.57%	450,283	5,921	5.22%	(4,526)	(2,285)	(2,241)
States and political subdivisions	3,611	22	2.45%	0	0	0.00%	22	22	-
Total Trading Securities	220,800	1,417	2.57%	450,283	5,921	5.22	(4,504)	(2,263)	(2,241)

Held to Maturity Agencies	99,069	840	3.39%	15,054	224	5.91%	616	1,277	(661)
Held to Maturity Corp. Bonds	41,621	486	4.67%	0	0	0.00%	486	486	-
Total Held to Maturities	140,690	1,326	3.77%	15,054	224	5.91%	1,102	1,763	(661)

Commercial Loans	294,831	4,815	6.53%	280,410	5,320	7.58%	(505)	1,458	(1,963)
Residential mortgage loans	1,511,412	23,153	6.13%	1,367,451	21,332	6.24%	1,821	4,137	(2,316)
Home equity lines of credit	231,869	2,906	4.99%	230,651	4,176	7.18%	(1,270)	150	(1,420)
Installment loans	5,436	198	14.50%	5,947	219	14.59%	(21)	(20)	(1)
Loans, net of unearned income	2,043,548	31,072	6.08%	1,884,459	31,047	6.58%	25	5,725	(5,700)

Total interest earning assets	3,335,870	42,646	5.11%	3,271,535	49,599	6.05%	(6,953)	7,162	(14,115)
Allowance for loan losses	(34,859)			(35,072)
Cash & non-interest earning assets	130,844			119,126

Total assets	$3,431,855			$3,355,589

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$316,471	187	0.23%	$285,001	220	0.31%	(33)	127	(160)
Money market accounts	303,613	1,296	1.70%	353,458	3,655	4.10%	(2,359)	(458)	(1,901)
Savings	619,039	883	0.57%	638,838	2,253	1.40%	(1,370)	(68)	(1,302)
Time deposits	1,571,659	14,505	3.67%	1,470,216	17,214	4.65%	(2,709)	6,439	(9,148)
Total interest bearing deposits	2,810,782	16,871	2.39%	2,747,513	23,342	3.37%	(6,471)	6,040	(12,511)
Short-term borrowings	100,107	483	1.92%	93,279	941	4.00%	(458)	422	(880)
Long-term debt	8	0	5.17%	39	1	5.17%	(1)	(1)	-
Total Interest Bearing Liabilities	2,910,897	17,354	2.37%	2,840,831	24,284	3.39%	(6,930)	6,461	(13,391)
Demand deposits	262,239			261,686
Other liabilities	20,366			24,242
Shareholders' equity	238,353			228,830

Total liab. & shareholders' equity	$3,431,855			$3,355,589
Net Interest Income , tax equivalent		25,292			25,315		(23)	701	(724)
Net Interest Spread			2.74%			2.66%

Net Interest margin (net interest income to total interest earning assets)			3.04%			3.10%

Tax equivalent adjustment		(593)			(760)

Net Interest Income		24,699			24,555

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $1.2 million in 2008 and $6.1 million in 2007.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine Month	2008		Nine Month	2007
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	$1,676	45	3.55%	$302	$11	4.74%	34	39	(5)
U. S. Gov't Sponsored Enterprises	255,038	9,425	4.93%	223,036	8,899	5.32%	526	1,500	(974)
Mortgage-backed securities and collateralized mortgage obligations	149,353	5,211	4.65%	163,820	5,737	4.67%	(526)	(502)	(24)
States and political subdivisions	116,404	5,869	6.72%	128,047	6,540	6.81%	(671)	(586)	(85)
Other	11,022	439	5.32%	12,966	497	5.12%	(58)	(87)	29
Total securities available for sale	533,493	20,989	5.25%	528,171	21,684	5.47%	(695)	364	(1,059)

Federal funds sold and other short-term Investments	422,701	8,017	2.53%	388,475	15,244	5.24%	(7,227)	2,013	(9,240)

Trading Securities
U. S. Gov't Sponsored Enterprises	287,803	8,167	3.78%	440,512	17,571	5.32%	(9,404)	(5,125)	(4,279)
States and political subdivisions	4,953	109	2.94%	0	0	0.00%	109	109	-
Total Trading Securities	292,756	8,276	3.77%	440,512	17,571	5.32%	(9,295)	(5,016)	(4,279)

Held to Maturity Agencies	57,843	1,573	3.63%	5,073	224	5.89%	1,349	1,522	(173)
Held to Maturity Corp. Bonds	21,851	763	4.66%	0	0	0.00%	763	763	-
Total Held to Maturities	79,694	2,336	3.91%	5,073	224	5.89%	2,112	2,285	(173)

Commercial Loans	290,050	14,472	6.65%	272,865	15,455	7.55%	(983)	1,358	(2,341)
Residential mortgage loans	1,466,543	67,625	6.15%	1,313,538	61,310	6.22%	6,315	7,436	(1,121)
Home equity lines of credit	229,414	9,198	5.36%	237,173	11,873	6.69%	(2,675)	(378)	(2,297)
Installment loans	5,406	600	14.83%	5,741	622	14.49%	(22)	(44)	22
Loans, net of unearned income	1,991,413	91,895	6.15%	1,829,317	89,260	6.51%	2,635	8,372	(5,737)

Total interest earning assets	3,320,057	131,513	5.28%	3,191,548	143,983	6.02%	(12,470)	8,018	(20,488)
Allowance for loan losses	(34,688)			(35,295)
Cash & non-interest earning assets	126,469			126,112

Total assets	$3,411,838			$3,282,365

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$296,927	563	0.25%	$281,979	635	0.30%	(72)	51	(123)
Money market accounts	318,811	4,669	1.96%	336,445	10,370	4.12%	(5,701)	(518)	(5,183)
Savings	614,718	3,149	0.68%	649,060	7,074	1.46%	(3,925)	(354)	(3,571)
Time deposits	1,565,843	46,970	4.01%	1,408,988	48,406	4.59%	(1,436)	6,982	(8,418)
Total interest bearing deposits	2,796,299	55,351	2.64%	2,676,472	66,485	3.32%	(11,134)	6,161	(17,295)
Short-term borrowings	95,300	1,507	2.11%	95,843	2,923	4.08%	(1,416)	(16)	(1,400)
Long-term debt	16	1	5.24%	46	2	5.24%	(1)	(1)	-
Total Interest Bearing Liabilities	2,891,615	56,859	2.63%	2,772,361	69,410	3.35%	(12,551)	6,144	(18,695)
Demand deposits	260,644			253,602
Other liabilities	21,116			23,545
Shareholders' equity	238,463			232,857

Total liab. & shareholders' equity	$3,411,838			$3,282,365
Net Interest Income , tax equivalent		74,654			74,573		81	1,874	(1,793)
Net Interest Spread			2.65%			2.67%

Net Interest margin (net interest income to total interest earning assets)			3.00%			3.11%

Tax equivalent adjustment		(2,084)			(2,315)

Net Interest Income		72,570			72,258

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2007 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine-months ended September 30, 2008, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the year-to-date average balance of federal funds sold and other short-term investments has increased to $422.7 million in 2008 from $388.5 million in 2007.  As investment opportunities present themselves, management plans to continue to invest funds from the federal funds sold and other short-term investment portfolio into the trading securities, securities available for sale, held-to-maturity and loan portfolios.  This trend is expected to continue for the remainder of the year.

The Company had $252.9 million of trading account assets at September 30, 2008 and $465.2 million as of December 31, 2007.  These trading account assets have been recorded at their fair value as determined by quoted market prices from a third party pricing service.  The trading account securities at September 30, 2008 were substantially all fixed rate callable bonds issued by government sponsored enterprises with a final average maturity of approximately 4 months and weighted average yield of 2.67%.  Changes in market interest rates could affect the fair value of this portfolio and net trading gains and losses recorded in periodic earnings results.

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

In addition to the risk factors as discussed in The Annual Report on Form 10K for the year ended December 31, 2007 the following factors should be considered.

There can be no assurance the recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages or invest directly in U.S. financial institutions will help stabilize the U.S. financial system.

There can be no assurance as to the actual impact that the Emergency Economic Stability Act of 2008 (“EESA”), and the programs implemented pursuant to the EESA, including the Capital Purchase Program and Temporary Liquidity Guarantee Program, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Additionally, we expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
Reg S-K (Item 601)
Exhibit No.	Description

15	KPMG LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principalfinancial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executiveofficer and Robert T. Cushing, principal financial officer.

Index

(b) Reports on Form 8-K

During the quarter ended September 30, 2008, TrustCo filed the following reports on Form 8-K:

July 15, 2008, regarding a press release dated July 15, 2008, detailing second quarter results for the quarter ending June 30, 2008.

August 19, 2008, regarding a press release dated August 19, 2008, declaring a cash dividend of $0.11 per share payable on October 1, 2008, to shareholders of record at the close of business on September 5, 2008.

September 16, 2008, regarding a press release dated September 16, 2008 announcing the Board of Directors adopted changes to the company’s bylaws to remove the age limitation for members of the Corporation’s Board of Directors.

September 29, 2008, regarding a press release dated September 29, 2008 announcing an agreement between its subsidiary, Trustco Insurance Agency, Inc., and The Optimus Group, LLC to offer insurance products.

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

Date:  November 7, 2008

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