Form 10-K
period 2008-12-31
TRUSTCO BANK CORP N Y
filed 2009-02-26
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
 Yes.☒ No. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes. ☐ No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes. ☒ No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2008 was approximately $530,200,564 (based upon the closing price of $7.42 on June 30, 2008, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 20, 2008 was 76,218,339.

Documents Incorporated by Reference: (1) Portions of registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2008 (Part I and Part II) and (2) Portions of registrant's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 2009 (Part III).

INDEX

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 756 full-time equivalent employees of TrustCo at year-end 2008. TrustCo had 14,149 shareholders of record as of December 31, 2008 (the last business day in 2008) and the closing price of the TrustCo common stock on that date was $9.51.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 125 automatic teller machines and 124 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Charlotte, Hillsborough, Lake, Orange, Osceola, Polk, Sarasota, Seminole and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision (“OTS”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary Trustco Realty Corp. holds certain mortgage assets that are serviced by the Bank. The Bank accounted for substantially all of TrustCo’s 2008 consolidated net income and average assets. During 2008, the Bank dissolved and liquidated its former subsidiary Trustco Vermont Investment Company and caused the distribution of all of the assets of that subsidiary to the Bank; the Bank holds one other subsidiary, Trustco Insurance Agency, Inc., which is a licensed insurance agency, although such subsidiary does not engage in any significant business activities.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $765 million as of December 31, 2008.

Index

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

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase Program. TrustCo has determined that it would not participate in the Capital Purchase Program.

On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company has elected to participate in both guarantee programs.

Index

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

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

Index

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008 contains information concerning restrictions on TrustCo’s ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve System, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 15 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, and the discussion under “Federal Savings Institution Regulations – Regulatory Capital Requirements,” which contain information concerning the Bank’s regulatory capital requirements.

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

Index

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

Index

Regulatory Capital Requirements. OTS capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), net of the adjustment to record the previously unrecognized over funded position of employee benefit plans, less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

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

In an effort to restore capitalization levels and to ensure the DIF will have the resources to cover projected losses from future bank failures, the FDIC in October 2008 proposed a rule to change the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, initial base assessment rates for Risk Category 1 institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category 1 institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009.

A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank. The Bank cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past, and Trustco Bank will have credits of approximately $187 thousand to offset premiums in the future.

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

Index

Assessments. The Bank is required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2008 totaled approximately $598 thousand.

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

Index

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain non-interest bearing reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2008 was as follows:

Amount of transaction accounts	Reserve Requirement
$0 to $10.3 million	0 percent of amount.
Over $10.3 million and up to $44.4 million	3 percent of amount.
Over $44.4 million	$1,023,000 plus 10 percent of amount over $44.4 million.

The Bank is in compliance with these requirements as of December 31, 2008.

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

Index

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

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Index

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

Forward-Looking Statements

Statements included in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” of TrustCo's Annual Report to Shareholders for the year ended December 31, 2008 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition, results of operations and ability to pay common stock dividends at the current level. A worsening of these conditions would likely exacerbate the adverse effects on the financial institutions industry. For example, a current national economic recession, or further deterioration in local economic conditions in our markets, could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, which may no longer be capable of accurate estimation.

•	Our ability to assess the creditworthiness of our customers may be impaired if the approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•
We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

Index

As these conditions or similar ones continue to exist or worsen, TrustCo could experience continuing or increased adverse effects on our financial condition.

There can be no assurance the recently enacted legislation will help stabilize the U.S. financial system or improve the economy.

There can be no assurance as to the actual impact that the Emergency Economic Stability Act of 2008 (“EESA”), and the programs implemented pursuant to the EESA, including the Capital Purchase Program and Temporary Liquidity Guarantee Program, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. Similarly, there can be no assurance as to the effect of the American Recovery and Reinvestment Act of 2009 (“ARRA”) on the national economy.  The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

The failure of EESA or ARRA to help stabilize the financial markets and assist in economic recovery and a continuation or worsening of current financial market conditions, could materially and adversely affect our business, financial condition, results of operations or the trading price of our common stock. Additionally, we expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented and could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, we could experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Interest rates have in recent years hit historical low levels. However, beginning in June 2004, the U.S. Federal Reserve had increased its target for the federal funds rate from 1.00% to 5.25%. Beginning in September 2007, its target federal funds rate has been reduced and ended 2008 at 0.25%. While these short-term market interest rates (which are used as a guide to price the Bank’s deposits) have fluctuated, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not changed in a similar fashion. This “flattening” of the market yield curve has had a negative impact on the Bank’s interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank’s deposits and borrowings continue to reprice upwards faster than rates on the Bank’s long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

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

Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of this estimate, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses higher than the current balance.

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

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 124 offices, of which 23 are owned and 101 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

None.

Index

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2003	Year First Became Executive of TrustCo

Robert J. McCormick, Age 45, President and Chief Executive Officer	President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank since November 2008. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick.	2000

Robert T. Cushing, Age 53, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 42, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Thomas M. Poitras, Age 46, Vice President and Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 2001 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Robert M. Leonard, Age 46, Administrative Vice President and Assistant Secretary	Secretary of TrustCo and Trustco Bank since 2003. Administrative Vice President of TrustCo and Trustco Bank since 2004. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Sharon J. Parvis, Age 58, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index

PART II

Item 5.                     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2008. TrustCo had 14,103 shareholders of record as of February 20, 2009, and the closing price of TrustCo's common stock on that date was $6.08.

The following table provides information, as of December 31, 2008, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,839,988	$10.81	169,500
Equity compensation plans not approved by security holders	None	None	None
Total	3,839,988	$10.81	169,500

No purchases of shares of TrustCo’s common stock were made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2008.

In the TrustCo Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

No shares were purchased through a publicly announced plan or program. Previously purchases have been made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company’s dividend reinvestment plan.

Index

Item 6.	Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 8.                    Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of KPMG LLP is included in the TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP is included in the TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Subsequent to the date of Management’s evaluation there were no significant changes in the Company’s internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Index

Item 9B.	Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information in TrustCo's Proxy Statement filed for its Annual Meeting of Shareholders to be held May 18, 2009 under the following captions is incorporated herein by reference: "Information on TrustCo Directors and Nominees" and "Information on TrustCo Executive Officers", and “Section 16(a) Beneficial Ownership Reporting Compliance". TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Administrative Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

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

Index

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end. Additional information concerning the Company’s equity compensation plan is set forth in Part II, Item 5 hereof.

Item 13.                  Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

Item 14.                  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Corporation’s fiscal year-end.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2008 and 2007.

Consolidated Statements of Income -- Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

Index

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2008 and 2007.

The following exhibits are incorporated herein by reference:*

Exhibit No	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008.

10(d)	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008.

10(e)	Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008.

10(f)	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008.

10(g)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(h)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(i)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

Index

10(j)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008.

10(k)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(l)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(m)	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008.

10(n)	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008.

10(o)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002.

10(p)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(q)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(r)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(s)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(t)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

10(u)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(v)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(x)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008.

10(y)	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008.

Index

11	Computation of Net Income Per Common Share.

________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:

Exhibit No.	Description

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2008.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2009	TrustCo Bank Corp NY

	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and
Chief Financial Officer

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ Robert J. McCormick	Chairman, President and Chief Executive Officer	February 20, 2009
Robert J. McCormick	(principal executive officer)

/s/ Robert T. Cushing	Executive Vice President and Chief	February 20, 2009
Robert T. Cushing	Financial Officer (principal financial and accounting officer)

*	Director	February 20, 2009
Joseph Lucarelli

*	Director	February 20, 2009
Thomas O. Maggs

*	Director	February 20, 2009
Dr. Anthony J. Marinello

*	Director	February 20, 2009
Robert A. McCormick

*	Director	February 20, 2009
William D. Powers

*	Director	February 20, 2009
William J. Purdy

* By:	/s/ Thomas Poitras
Thomas Poitras, as Agent
Pursuant to Power of Attorney

Index

Exhibit Index

Exhibit No.	Description

3(i)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to, Exhibit 3(i)a to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Report on Form 8-K, filed September 16, 2008.

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

10(c)
Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.6 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(d)
Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.5 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(e)
Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.7 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(f)
Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008, incorporated by reference to Exhibit 99.8 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(g)
Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(k) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

Index

Exhibit Index

10(h)
Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(v) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(i)
Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(w) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(j)
Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(k)
Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(l)
Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(m)
Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(n)
Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(o)
Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002 incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2002.

10(p)
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(q)
Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

Index

Exhibit Index

10(r)	2004 TrustCo Directors Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004.

10(s)
Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(t)	2004 TrustCo Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004.

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

10(w)
Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.2o TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(x)
Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

11	Computation of Net Income Per Common Share. Note 13 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2008, filed herewith.

21	List of Subsidiaries of TrustCo, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

Index

Exhibit Index

24	Power of Attorney, filed herewith.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

Index

GRAPHICS APPENDIX

Cross Reference to
Omitted Charts	Page of Annual Report
NONE	N/A

The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.