Form 10-K/A
period 2008-12-31
TRUSTCO BANK CORP N Y
filed 2009-03-20
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
 Yes. ☒ No. ☐

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

EXPLANATORY NOTE

TrustCo Bank Corp NY, or the Company, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 for the sole purpose of correcting the inadvertent omission of the signatures of KPMG LLP from the accountant’s report and attestation report on internal controls over financial reporting filed within Exhibit 13, Annual Report to Shareholders, to the Form 10-K. Such signatures were contained in the reports actually delivered by KPMG LLP to the Company on February 24, 2009 but were inadvertently omitted from the Company’s Form 10-K as originally filed with the Securities and Exchange Commission.

As disclosed by the Company in its Current Report on Form 8-K filed March 6, 2009, the Company’s Audit Committee notified KPMG LLP on March 3, 2009 that it had been dismissed as the Company’s independent registered public accounting firm effective as of that date.

Except for the correcting change to Items 8 and 9A of Part II and except for restating the exhibits in Item 15 of Part IV (both of which were for the sole purpose of including the KPMG LLP reports with signatures and new certifications in Exhibits 31 and 32 required by Securities and Exchange Commission Rule 12b-15), this amendment does not modify or update the information in the original filing of the Form 10-K.

Part II

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference. A copy of the report of KPMG LLP, containing the signature of KPMG LLP, on such consolidated financial statements is contained in Exhibit 99(a).

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of KPMG LLP is included in the TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008, which is filed as Exhibit 13 hereto, are incorporated herein by reference. A copy of the report of KPMG LLP, containing the signature of KPMG LLP, with respect to Management’s Report on Internal Control over Financial Reporting is contained in Exhibit 99(b).

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

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2008 and 2007.

Exhibit No	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008.

10(d)	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008.

10(e)	Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008.

10(f)	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008.

10(g)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(h)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(i)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(j)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008.

10(k)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(l)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(m)	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008.

10(n)	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008.

10(o)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002.

10(p)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

Exhibit No	Description

10(q)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(r)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(s)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(t)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

10(u)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(v)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(x)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008.

10(y)	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008.

11	Computation of Net Income Per Common Share.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2008.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

99(a)	Accountant’s report, dated February 24, 2009, of KPMG LLP.

99(b)	Attestation report on internal controls over financial reporting, dated February 24, 2009, of KPMG LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2009	TrustCo Bank Corp NY

	By:	/s/ Robert T. Cushing
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

Exhibit No.	Description

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

11	Computation of Net Income Per Common Share. Note 13 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference.*

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2008.*

21	List of Subsidiaries of TrustCo.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney.*

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

Exhibit No.	Description

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

99(a)	Accountant’s report, dated February 24, 2009, of KPMG LLP.

99(b)	Attestation report on internal controls over financial reporting, dated February 24, 2009, of KPMG LLP.

* Included with the TrustCo Bank Corp NY Annual Report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009.

7