Form 10-Q
period 2009-03-31
TRUSTCO BANK CORP N Y
filed 2009-05-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Number of Shares Outstanding as of April 30, 2009
$1 Par Value	76,218,339

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Interest and dividend income:
Interest and fees on loans	$31,191	30,784
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	1,426	3,255
States and political subdivisions	1,108	1,395
Mortgage-backed securities and collateralized mortgage obligations	1,627	1,773
Other securities	37	178
Total interest and dividends on securities available for sale	4,198	6,601

Interest on trading securities:
U. S. government sponsored enterprises	368	4,719
States and political subdivisions	8	9
Total interest on trading securities	376	4,728

Interest on held to maturity securities:
U. S. government sponsored enterprises	1,702	225
Mortgage-backed securities	461	0
Corpotate bonds	620	0
Total interest on held to maturity securities	2,783	225

Interest on federal funds sold and other short term investments	518	2,981
Total interest income	39,066	45,319

Interest expense:
Interest on deposits:
Interest-bearing checking	174	204
Savings accounts	751	1,343
Money market deposit accounts	983	2,081
Time deposits	12,235	16,717
Interest on short-term borrowings	465	576
Total interest expense	14,608	20,921

Net interest income	24,458	24,398
Provision for loan losses	2,000	300
Net interest income after provision for loan losses	22,458	24,098

Noninterest income:
Trust department income	1,506	1,494
Fees for other services to customers	2,666	2,140
Net trading (loss) gain	(308)	717
Net gain (loss) on securities transactions	111	(366)
Other	1,370	556
Total noninterest income	5,345	4,541

Noninterest expenses:
Salaries and employee benefits	6,798	5,640
Net occupancy expense	3,644	3,010
Equipment expense	1,144	1,102
Professional services	1,380	1,101
Outsourced Services	1,468	1,109
Advertising	775	458
Insurance	1,374	385
Other real estate expense (income), net	130	(8)
Other	1,768	1,767
Total noninterest expenses	18,481	14,564

Income before taxes	9,322	14,075
Income taxes	2,973	4,648

Net income	$6,349	9,427

Net income per Common Share:
- Basic	$0.083	0.125

- Diluted	$0.083	0.125

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS:

Cash and due from banks	$37,838	41,924

Federal funds sold and other short term investments	166,415	207,680
Total cash and cash equivalents	204,253	249,604

Trading securities:
U. S. government sponsored enterprises	15,033	115,273
States and political subdivisions	1,049	1,053
Total trading securities	16,082	116,326

Securities available for sale:
U. S. treasuries and government sponsored enterprises	150,484	426,078
States and political subdivisions	104,759	105,137
Mortgage-backed securities and collateralized mortgage obligations	138,164	137,918
Other securities	7,362	6,869
Total securities available for sale	400,769	676,002

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2009 $422,938 2008 $215,776)	422,334	214,851
Mortgage-backed securities (fair value 2009 $138,546 2008 $0)	138,150	0
Corporate bonds (fair value 2009 $71,866 2008 $49,365)	74,216	49,838
Total held to maturity securities	634,700	264,689

Loans:
Commercial	292,296	299,191
Residential mortgage loans	1,616,756	1,607,433
Home equity line of credit	257,503	250,849
Installment loans	5,895	5,865
Total loans	2,172,450	2,163,338
Less:
Allowance for loan losses	36,159	36,149
Net loans	2,136,291	2,127,189

Bank premises and equipment, net	36,743	35,156
Other assets	48,192	37,847

Total assets	$3,477,030	3,506,813

LIABILITIES:
Deposits:
Demand	$279,440	249,887
Interest-bearing checking	338,709	331,144
Savings accounts	632,001	609,444
Money market deposit accounts	305,055	285,829
Certificates of deposit (in denominations of $100,000 or more)	427,121	456,583
Other time accounts	1,116,792	1,203,384
Total deposits	3,099,118	3,136,271

Short-term borrowings	83,247	109,592
Due to broker	34,368	0
Accrued expenses and other liabilities	22,760	24,926

Total liabilities	3,239,493	3,270,789

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 and 83,166,423 shares issued at March 31, 2009 and December 31, 2008, respectively	83,166	83,166
Surplus	130,148	130,142
Undivided profits	91,783	93,818
Accumulated other comprehensive income (loss), net of tax	778	(1,441)
Treasury stock at cost - 6,948,084 and 7,082,494 shares at March 31, 2009 and December 31, 2008, respectively	(68,338)	(69,661)

Total shareholders' equity	237,537	236,024

Total liabilities and shareholders' equity	$3,477,030	3,506,813

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Income	Stock	Total

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Three Months Ended March 31, 2008	-	-	9,427	-	9,427	-	9,427
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $134)	-	-	-	-	(81)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax loss of $4,425)	-	-	-	-	2,660	-	-
Reclassification adjustment for net loss realized in net income during the year (pretax loss $366)	-	-	-	-	221	-	-
Other comprehensive income, net of tax:				2,800	2,800		2,800
Comprehensive income	-	-	-		12,227	-	-
Cash dividend declared, $.110 per share	-	-	(8,308)	-		-	(8,308)
Sale of treasury stock (200,983 shares)	-	47	-	-		1,928	1,975
Stock based compensation expense	-	31	-	-		-	31

Ending balance, March 31, 2008	$82,373	122,039	94,218	10,030		(65,667)	242,993

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Three Months Ended March 31, 2009	-	-	6,349	-	6,349	-	6,349
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(61)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $3,903)	-	-	-	-	2,347	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $111)	-	-	-	-	(67)	-	-
Other comprehensive income, net of tax:				2,219	2,219		2,219
Comprehensive income	-	-	-		8,568	-	-
Cash dividend declared, $.110 per share	-	-	(8,384)	-		-	(8,384)
Sale of treasury stock (134,410 shares)	-	(48)	-	-		1,323	1,275
Stock based compensation expense	-	54	-	-		-	54

Ending balance, March 31, 2009	$83,166	130,148	91,783	778		(68,338)	237,537

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$6,349	9,427

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	885
Gain on sale of other real estate owned	(28)	(65)
Provision for loan losses	2,000	300
Deferred tax expense	796	568
Stock based compensation expense	54	31
Net loss on sale of bank premises and equipment	-	6
Net (gain) loss on sales and calls of securities	(111)	366
Proceeds from sales and calls of trading securities	24,936	110,000
Purchases of trading securities	-	(77,057)
Proceeds from maturities of trading securities	75,000	10,000
Net trading losses (gains)	308	(717)
Increase in taxes receivable	(12,143)	(9,353)
Decrease (increase) in interest receivable	2,813	(1,950)
Decrease in interest payable	(665)	(462)
Increase in other assets	(1,252)	(774)
(Decrease) increase in accrued expenses and other liabilities	(1,516)	1,008
Total adjustments	91,253	32,786
Net cash provided by operating activities	97,602	42,213

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	323,951	118,132
Proceeds from calls and maturities of held to maturity securities	182,708	-
Purchases of securities available for sale	(44,828)	(29,432)
Proceeds from maturities of securities available for sale	12	5,012
Purchases of held to maturity securities	(518,351)	-
Net increase in loans	(13,383)	(25,399)
Proceeds from dispositions of other real estate owned	178	121
Proceeds from dispositions of bank premises and equipment	-	10
Purchases of bank premises and equipment	(2,648)	(1,927)
Net cash used in investing activities	(72,361)	66,517

Cash flows from financing activities:

Net (decrease) increase in deposits	(37,153)	17,831
Net decrease in short-term borrowings	(26,345)	(322)
Repayment of long-term debt	-	(8)
Proceeds from sale of treasury stock	1,275	1,975
Dividends paid	(8,369)	(12,053)
Net cash (used) provided by financing activities	(70,592)	7,423
Net (decrease) increase in cash and cash equivalents	(45,351)	116,153
Cash and cash equivalents at beginning of period	249,604	344,920
Cash and cash equivalents at end of period	$204,253	461,073

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$15,273	21,383
Income taxes paid	15,105	14,000
Non cash investing and financing activites:
Increase in due to broker	34,368	-
Transfer of loans to other real estate owned	2,281	534
Increase (decrease) in dividends payable	15	(3,745)
Change in unrealized loss on securities available for sale-gross of deferred taxes	3,791	4,791
Change in deferred tax effect on unrealized loss on securities available for sale	(1,511)	(1,910)
Amortization of prior service cost on pension and post retirement plans	(101)	(134)
Change in deferred tax effect of amortization of prior service cost	40	53

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any interim periods.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2008 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three-month periods ended March 31, 2009 and 2008 follows:

		Weighted
		Average
(In thousands,	Net	Shares	Per Share
except per share data)	Income	Outstanding	Amounts

For the quarter ended March 31, 2009:

Basic EPS:
Net income available to
Common shareholders	$6,349	76,197	$0.083

Effect of Dilutive Securities:
Stock options	------	------	-----

Diluted EPS	$6,349	76,197	$0.083

For quarter ended March 31, 2008:

Basic EPS:
Net income available to
Common shareholders	$9,427	75,507	$0.125

Effect of Dilutive Securities:
Stock options	-------	10	-----
Diluted EPS	$9,427	75,517	$0.125

Index

There were approximately 4.0 million and 4.1 million stock options for the three months ended March 31, 2009 and 2008 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.

3.	Benefit Plans
The table below outlines the components of the Company’s net periodic benefit recognized during the three-month periods ended March 31, 2009 and 2008 for its pension and other postretirement benefit plans:

Components of Net Periodic Benefit for the three months ended March 31, 2009 and 2008 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$12	12	6	7

Interest cost	401	352	16	14

Expected return on plan assets	(355)	(501)	(86)	(124)

Amortization of prior service cost	29	-	(101)	(134)

Net periodic cost(benefit)	$87	(137)	(165)	(237)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2009.  As of March 31, 2009, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2009.

4.	Fair Value

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

Index

The following tables presents the financial instruments recorded at fair value by the Company as of March 31, 2009 and December 31, 2008 on both a recurring basis (securities available-for-sale and trading securities) and a non-recurring basis (OREO and impaired loans).  There were no financial instruments with fair value estimates considered to be categorized as “Level 1” or “Level 3.”

(dollars in thousands)	Fair value measurements at March 31, 2009 using:

Description	Total carrying amount in statement of financial condition as of 3/31/09	Fair value measurement as of 3/31/09	Significant other observable inputs (Level 2)
Securities available for sale	$400,769	400,769	400,769
Trading securities	16,082	16,082	16,082
Other real estate owned	4,011	4,011	4,011

	Fair value measurements at December 31, 2008 using:

Description	Total carrying amount in statement of financial condition as of 12/31/08	Fair value measurement as of 12/31/08	Significant other observable inputs (Level 2)
Securities available for sale	$676,002	676,002	676,002
Trading securities	116,326	116,326	116,326
Other real estate owned	1,832	1,832	1,832

Assets available for sale and trading account securities are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Other real estate owned fair value is determined by observable comparable sales and property valuation techniques.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities was a $308 thousand net trading loss and a $717 thousand net trading gain for the three months ended March 31, 2009 and 2008, respectively.

5.	Recent Accounting Pronouncements
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS157-4”).  Issued April 9, 2009, FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, the statement reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  FSP FAS157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  FSP FAS157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

Index

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS107-1 and APB 28-1”).  Issued April 9, 2009, FSP FAS107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value.  FSP FAS107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  The disclosures required by FSP FAS107-1 and APB 28-1 will be included the Company’s consolidated financial statements beginning with the financial statements for the quarter ended June 30, 2009.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”).  Issued April 9, 2009, FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  FSP FAS 115-2 and FAS 124-2 are not expected to have a material impact on the Company’s consolidated financial statements.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  In June 2008, the FASB issued FSP EITF 03-6-1.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years.  Adoption of this FSP in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

Index

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY:

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Crowe Horwath LLP

Livingston, New Jersey
May 5, 2009

Index

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month  periods ended March 31, 2009, with comparisons to 2008 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2008 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The first quarter of 2009 generally saw a continuation of the historic economic and financial market conditions that were prevalent through much of 2008.  Dramatic declines in market values for a wide variety of asset classes, market conditions that severely strained normal functioning of, and in some cases resulted in effectively frozen markets for periods of time, failures and near-failures of some of the largest financial institutions in the world, declining economic activity and unprecedented intervention by governments in markets and the financial services industry became part of the landscape, particularly in the second half of 2008.  The United States saw the two largest bank failures in its history in 2008, failures of other major financial institutions, forced mergers and massive government bailouts.  The pace of bank failures has increased in 2009 although the focus has been on smaller institutions.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), a variety of major initiatives by the Federal Reserve Bank (“FRB”), including a sharp easing of monetary policy and direct intervention in a number of financial markets, and a wide variety of programs instituted by the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies.  The economic outlook for the balance of 2009 is generally regarded as weak, but with the possibility of stabilization in the second half of the year; however major uncertainties remain.

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at March 31, 2009, should general housing prices and other economic measures in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.

Index

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, including the Risk Factors described in Item 1A of TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2008, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, (5) real estate and collateral values, and (6) changes in market area and general business and economic trends.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-months ended March 31, 2009 and 2008.

Overview
TrustCo recorded net income of $6.3 million, or $0.083 of diluted earnings per share for the three months ended March 31, 2009, as compared to net income of $9.4 million or $0.125 of diluted earnings per share in the same period in 2008.

The primary factors accounting for the year to date changes were:

•	Increase in the average balance of interest earning assets of $92.0 million to $3.36 billion for the first three months of 2009 compared to the same period in 2008,

•	Increase in the average balance of interest bearing liabilities of $86.0 million to $2.93 billion for the first three months of 2009 as compared to 2008,

•	Decrease in net interest margin from 3.07% for the first three months of 2008 to 2.96% for the three months of 2009,

•	Increase in the provision for loan losses from $300 thousand for the first three months of 2008 to $2.0 million in the comparable period in 2009,

•
Increase in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $4.2 million for the first three months of 2008 to $5.5 million for the comparable period in 2009.  Excluded from noninterest income were $111 thousand of net gains on securities transactions for the first three months of 2009 compared to net losses of $366 thousand for the same period in 2008, and $308 thousand of net trading losses in the 2009 period compared to $717 thousand of net gains in the first three months of 2008, and

Index

•	An increase of $3.9 million in noninterest expense for the first three-months of 2009 as compared to the first three-months of 2008.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2008 is a description of the effect interest rates had on the results for the year 2008 compared to 2007.  Many of the same market factors discussed in the 2008 Annual Report continued to have a significant impact on the year to date 2009 results.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to control national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed thus far in 2009.  The effective, or actual Federal Funds rate was often below the targeted rate, particularly in the latter part of 2008.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate; however during 2008 highly competitive conditions in the banking industry resulted in rates on deposit accounts not declining in line with the Federal Funds rate.  The failure of several significant competitors has led to an improvement in the rate environment in some areas, and deposit rates moderated somewhat in the first quarter of 2009 compared to prior periods.

Index

As noted previously, the yield on other financial instruments, including the 10 year Treasury bond rate did not change in-line with the Federal Funds rate. Despite the Federal Funds rate declining by approximately 400 basis points, the yield on the 10 year Treasury declined only 179 basis points, from 4.04% to 2.25% during 2008.  In the first quarter of 2009, the 10 year Treasury rate generally trended up, and ended the period at 2.71%.  The rate on the 10 year treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The FRB is also attempting to influence rates on mortgage loans by other means, including direct intervention in the mortgage-backed securities market, by purchasing these securities in an attempt to raise prices and reduce yields.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the trading portfolio and the securities available for sale portfolio, which are recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields.

The net effect of these interest rate changes is that the yields earned on both short term investments and longer term investments have generally declined since mid-year 2008, while deposit costs remained comparatively flat through most of 2009.  Yields on investments have not changed significantly in 2009, however deposit costs have declined.

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been directly affected in a significant way by the mortgage crisis effecting some banks and financial institutions in the United States.  The crisis revolves around actual and anticipated higher levels of delinquencies and defaults on mortgage loans, in many cases arising from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans, fraud and other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.

Index

For the first quarter of 2009, the net interest margin decreased to 2.96% from 3.07% for the first quarter of 2008.  The margin was equal to the 2.96% recorded in the fourth quarter of 2008.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments decreased by $32.9 million and the average yield decreased 280 basis points to 0.67% in the first quarter of 2009 compared to the same period in 2008 .  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $95.3 million and the average yield decreased to 3.59% from 5.05% for the first quarter of 2009 compared to the same period in 2008.

-
The average loan portfolio grew by $220.0 million to $2.17 billion and the average yield decreased 56 basis points to 5.76% in the first quarter of 2009 compared to the same period in 2008.  The decline in the average yield reflects the decline in market interest rates on new loans and variable rate loans.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $86.0 million and the average rate paid decreased 94 basis points to 2.02% in the first quarter of 2009 compared to the same period in 2008.  The decline In the rate paid on interest bearing liabilities reflects the decline in market interest rates.

During the first quarter of 2009 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary markets have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  The average balance of federal funds sold and other short-term investments decreased slightly, reflecting a shift towards a larger held-to-maturity portfolio of investment securities as well as continued loan growth.  More significant reductions in trading securities and securities available for sale were also reflective of the shift towards a larger held-to-maturity portfolio.

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

Earning Assets
Total average interest earning assets increased from $3.27 billion in the first quarter of 2008 to $3.36 billion in the same period of 2009 with an average yield of 5.64% in 2008 and 4.72% in 2009.  Interest income on average earning assets declined from $46.1 million in the first quarter of 2008 to $39.6 in the first quarter of 2009, on a tax equivalent basis, as the decline in yields more than offset the growth in average earning assets.

Index

Loans
The average balance of loans was $2.17 billion in the first quarter of 2009 and $1.95 billion in the comparable period in 2008.  The yield on loans decreased 56 basis points to 5.76%.  The higher average balances more than offset the lower yield, leading to a nominal increase in the interest income on loans from $30.8 million in the first quarter of 2008 to $31.2 million in the first quarter of 2009.

Compared to the first quarter of 2008, the average balance of the loan portfolio during the first quarter of 2009 increased in residential, home equity and commercial loans, but declined slightly in installment loans.  The average balance of residential mortgage loans was $1.43 billion in 2008 compared to $1.61 billion in 2009, an increase of 12.7%.  The average yield on residential mortgage loans decreased by 16 basis points to 6.04% in the first quarter of  2009 compared to 2008.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.  Loan volume remained relatively strong during the first quarter of 2009.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased 4.5% to an average balance of $296.8 million in the first quarter of 2009 over the prior year.  The average yield on this portfolio decreased 112 basis points to 5.85% over the same period.  The decline in yield reflects the reduction in the federal funds rate and the associated reduction in the prime rate.

The average yield on home equity credit lines decreased 242 basis points to 3.67% during the first quarter of 2009 compared to 2008.  The decline in yield was primarily the result of the decline in the underlying index rate in step with the decline in the fed funds rate as well as low initial rates for new lines.  The average balances of home equity lines increased 11.3% to $254.5 million in the first quarter of 2009 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2009 was $432.1 million compared to $532.0 million for the comparable period in 2008.  The average yield was 4.38% for the first quarter of 2009 and 5.52% for the first quarter of 2008.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, mortgage-backed securities and collateralized mortgage obligation bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

Index

Trading Securities
The average balance of trading securities for the first quarter of 2009 was $50.6 million, compared to $427.6 million in the comparable period of 2008.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 3.00% for the first quarter of 2009, compared to 4.43% for the comparable period in 2008.  The decline in the average yield was due to the decline in short term interest rates.  The securities held as trading securities are generally short term.  All of the securities in this portfolio are bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac) or municipal bonds.  The balances for these bonds are recorded at fair value with any such adjustment recorded to the income statement.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

For the first quarter of 2009, the average $50.6 million total trading portfolio was comprised of $49.5 million of U.S. government sponsored enterprises securities, with the remaining $1.1 million composed of short-term municipal securities.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $396.7 million for the first quarter of 2009 and the period-end balance was $634.7 million.  At year-end 2008, the balance was $264.7 million.  For the first quarter of 2008, the average balance of held-to-maturity securities was $15.0 million.  The average yield was 2.81% for the 2009 period compared to 6.00% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, mortgage-backed securities and corporate bonds.  The balances for these bonds are recorded at amortized cost.  As of March 31, 2009, there was $34.4 million due to brokers recorded on the balance sheet as the result of a pending security settlement in this portfolio.

Securities Portfolios
The unrealized gain in the available-for-sale securities portfolios increased from $494 thousand at December 31, 2008 to $4.3 million as of March 31, 2009  primarily due to changes in interest rates.

Federal Funds Sold and Other Short-term Investments
The 2009 first quarter average balance of federal funds sold and other short-term investments was $311.7 million, a $32.9 million decline from the $344.6 million average for the same period in 2008.  The portfolio yield decreased from 3.47% in 2008 to 0.67% in 2009.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income from this portfolio decreased by approximately $2.5 million from $3.0 million in 2008 to $0.5 million in 2009, due to both the decline in yield and the lower average balance.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.75 billion during the first quarter of 2008 to $2.82 billion in the first quarter of 2009, and the average rate paid decreased from 2.98% for 2008 to 2.04% for 2009.  Total interest expense on these deposits decreased $6.2 million to $14.1 million in the first quarter of 2009 compared to the year earlier period.

Average short-term borrowings for the quarter were $108.7 million in 2009 compared to $92.4 million in 2008.  The average rate decreased during this time period from 2.51% in 2008 to 1.73% in 2009.  Rates on short-term borrowings tend to change with the  Federal Funds rate.

Net Interest Income
Taxable equivalent net interest income decreased by $143 thousand to $25.0 million in the first quarter of 2009 as compared to the same period in 2008.  The net interest spread increased from 2.68% in the first quarter of 2008 to 2.70% in 2009. The net interest margin decreased by 11 basis points to 2.96% for the first quarter of 2009.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of March 31, 2009:

Nonperforming loans: Total nonperforming loans were $42.3 million at March 31, 2009, an increase from $33.9 million of nonperforming loans at December 31, 2008.  There were $41.8 million of nonaccrual loans at March 31, 2009 compared to the $32.7 million at December 31, 2008.  Restructured loans were $514 thousand at March 31, 2009 compared to $598 thousand at December 31, 2008.  There were no loans at March 31, 2009 that were past due 90 days or more and still accruing interest, compared to $594 thousand at December 31, 2008.

Index

At March 31, 2009, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $42.3 million, $27.3 million were residential real estate loans and $15.0 million were commercial mortgages, compared to $24.1 million and $9.8 million, respectively as of December 31, 2008.

As previously noted, a significant percentage of NPLs are residential real estate loans (65% at March 31, 2009 and 71% at December 31, 2008), which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has been very strong with net charge-offs/(recoveries) of 0.32% of average residential real estate loans (including home equity lines of credit) for the first three months of 2009 (annualized) compared to 0.06% for the same period in 2008.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk in the current loan portfolios.  Management believes that these loans have been appropriately written down or reserved for where required.

Further, an insignificant portion of the Company’s residential real estate loans are in the Florida markets, which the Company has recently entered.  Loan origination in these areas has decreased and underwriting standards revised to correspond to the risks in these markets.

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

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2009, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $14.8 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2009 and $9.8 million as of December 31, 2008.  There were $514 thousand of impaired retail loans at March 31, 2009, compared to $598 thousand at December 31, 2008.  The average balances of all impaired loans were $12.2 million during the first quarter of 2009 and $3.8 million in the first quarter of 2008.  The Company recognized approximately $16 thousand of interest income on these loans in the first quarter of 2009 and approximately $82 thousand for all of 2008.

At March 31, 2009 there was $4.0 million of foreclosed real estate as compared to $1.9 million at December 31, 2008.

During the first quarter of 2009, there were $500 thousand of gross commercial loan charge offs and $1.7 million of gross residential mortgage and consumer loan charge-offs as compared with $21 thousand commercial loan charge-offs and $736 thousand of residential mortgage and consumer loan charge-offs in the first quarter of 2008.  Gross recoveries during the first quarter of 2009 were $3 thousand for commercial loans and $203 thousand for residential mortgage and consumer loans, compared to $35 thousand for commercial loans and $496 thousand for residential and consumer in the first quarter of 2008.

Index

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

At March 31, 2009, the allowance for loan losses was $36.2 million, which represents a nominal increase from the December 31, 2008 balance of $36.1 million.  The allowance represents 1.66% of the loan portfolio as of March 31, 2009 compared to 1.67% at December 31, 2008.  The decline in this ratio compared to prior periods primarily reflects continued growth in the loan portfolio.  The Company considers that there is lower inherent risk of loss for newer loans, and the fact that less risky residential loans continue to constitute most of the non-accrual loans.  Further, this slight reduction reflects the Company’s historically strong net charge-off(recovery) levels and the high percentage of nonperforming loans which are made up of lower-risk residential real estate loans.  These factors, resulting in a slightly reduced percentage of allowance for loan losses to total loans are partially offset by considerations of general economic trends throughout the Company’s market areas.

The provision for loan losses was $2.0 million for the quarter ended March 31, 2009 compared to $300 thousand for the first quarter of 2008.  Net charge-offs for the three-month period ended March 31, 2009 were $2.0 million compared to net charge-offs of $226 thousand for the comparable period in 2008.  The provision for loan losses was increased on a quarter-to-date basis primarily due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Index

Noninterest Income
Total noninterest income for the first quarter of 2009 was $5.3 million, compared to $4.5 million for the year earlier period.  Excluding trading gains and losses and net securities transactions, non-interest income increased from $4.2 million in the first quarter of 2008 to $5.5 million in the first quarter of 2009.  Trading gains and net gains on securities transactions were $351 thousand in the first quarter of 2008, compared to loss of $197 thousand in the first quarter of 2009.

Trust department income increased 0.80% to $1.5 million for the first quarter of 2009 compared to the first quarter of 2008. Trust department assets under management were $674 million at March 31, 2009 compared to $765 million at December 31, 2008.  The decline in trust assets was due primarily to declines in equity market valuations. The increase in trust fee income is a result of non recurring estate administration fees.

Fees for other services to customers plus other income increased to $4.0 million between the first quarter of 2008 and the comparable period in 2009.  The increase is the result of changes in fee policies, fees being charged on a larger customer base and the elimination of uncertainties regarding the collectability of certain accruals in 2009.

The Company recognized $308 thousand of net trading losses in the first quarter of  2009, compared to gains of $717 thousand in the same period in 2008.  A net gain of $111 thousand was reported in the first quarter 2009 related to net securities transactions on securities available for sale, compared to a loss of $366 thousand a year earlier.  In total, the net of gains and losses in the first quarter of 2009 in the available for sale and trading portfolios, relative to the same period in 2008, resulted in a decline of $548 thousand in non-interest income.  With the reduction in the size of the portfolio of trading securities, the levels of trading gains or losses is likely to be insignificant going forward.

Noninterest Expenses
Total noninterest expense increased from $14.6 million for the three months ended March 31, 2008 to $18.5 million for the three months ended March 31, 2009, with increases in each major expense category except “other” expense.  Salaries and employee benefits increased $1.2 million to $6.8 million for first quarter of 2009.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Net occupancy expense increased $634 thousand to $3.6 million during the first quarter of 2009.  The increase is the result of new branch opening costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $42 thousand to $1.1 million, also reflecting new offices and general growth.  Professional services and outsourced services were up a combined $638 thousand to $2.8 million.  Insurance costs rose from $385 thousand for the first quarter of 2008 to $1.4 million for the first quarter of 2009, with the increase attributable to the higher deposit insurance premiums being assessed on all FDIC insured depositories.  In addition to the higher ongoing FDIC premium, a special premium of 20 basis points on deposits has been proposed by the FDIC, with the potential for additional special premium of smaller amounts.  The FDIC proposals have not been finalized, but would add significantly to operating expenses unless changed.  The current proposal calls for the special assessment to be based on deposits as of June 30, 2009.  If the proposal is enacted as currently written, TrustCo expects to accrue for the full amount of the special assessment in the second quarter of 2009.  ORE and other expenses increased by $139 thousand to $1.9 million.

Index

Income Taxes
In the first quarter of 2009, TrustCo recognized income tax expense of $3.0 million as compared to $4.6 million for the same period in 2008.  The effective tax rates were 31.9% and 33.0% for the first quarters of 2009 and 2008, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at March 31, 2009 was $237.5 million, compared to $236.0 million at year-end 2008. TrustCo declared a dividend of $0.110 per share in the first quarter of 2008.  This results in a dividend payout ratio of 132.1% based on first quarter 2009 earnings per share of $0.083.   On March 17, 2009, the Company’s Board announced that it anticipated that the dividend will be reduced to $0.0625 per share beginning with the second quarter declaration in May, 2009.

The Company achieved the following ratios as of March 31, 2009 and 2008:

			Minimum
	March 31,		Regulatory
	2009	2008	Guidelines

Tier 1 risk adjusted capital	12.37%	13.32%	4.00%

Total risk adjusted capital	13.63%	14.58%	8.00%

In addition, at March 31, 2009 and 2008, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.81% and 6.88%, respectively, compared to a minimum regulatory requirement of 4.00%.

The decrease in capital ratios reflects growth in the overall consolidated balance sheet.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) included a program that allowed certain banks, including TrustCo, to apply to the U.S. Treasury Department and our principal bank regulator (the Office of Thrift Supervision (“OTS”), if they desired, for an investment by the Treasury of capital in the Company’s preferred stock.  The amount of such investment would be equal to between 1 percent and 3 percent of the Company’s risk-weighted assets, and would qualify as Tier 1 capital.  The program is designed to attract broad participation by healthy institutions as a means to stabilize the financial system and increase lending for the benefit of the economy and the people of the United States.  TrustCo chose to not apply for participation in this program.  As illustrated in the table above, TrustCo’s existing capital ratios are well in excess of all regulatory requirements.

Index

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $1.8  million in 2009 and $773 thousand in 2008.  The subtotals contained in the following volume have been allocared to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three Months ended			Three Months ended
	March 31, 2009			March 31, 2008

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	$1,656	$2	0.57%	$1,346	$9	2.60%	(7)	11	(18)
U. S. Gov't Sponsored Enterprises	181,232	1,424	3.14%	241,182	3,246	5.38%	(1,822)	(681)	(1,141)
Mortgage-backed securities and collateralized mortgage obligations	139,964	1,627	4.65%	152,950	1,772	4.63%	(145)	(196)	51
States and political subdivisions	102,431	1,645	6.42%	124,978	2,123	6.79%	(478)	(367)	(111)
Other	6,834	37	2.17%	11,566	192	6.67%	(155)	(59)	(96)
Total securities available for sale	432,117	4,735	4.38%	532,022	7,342	5.52%	(2,607)	(1,292)	(1,315)

Federal funds sold and other short-term Investments	311,690	518	0.67%	344,552	2,981	3.47%	(2,463)	(260)	(2,203)

Trading Securities:
U. S. Gov't Sponsored Enterprises	49,499	368	2.97%	425,937	4,719	4.43%	(4,351)	(3,169)	(1,182)
States and political subdivisions	1,052	12	4.41%	1,710	14	3.19%	(2)	(22)	20
Total Trading Securities	50,551	380	3.00%	427,647	4,733	4.43%	(4,353)	(3,191)	(1,162)

Held to Maturity Securities:
U.S. Gov’t Sponsored Enterprises	290,203	1,702	2.35%	15,000	225	6.00%	1,477	2,489	(1,012)
Corporate bonds	54,429	620	4.56%	0	0	0.00%	620	620	-
Mortgage-backed securities	52,042	461	3.54%	0	0	0.00%	461	461	-
Total Held to Maturity Securities	396,674	2,783	2.81%	15,000	225	6.00%	2,558	3,570	(1,012)

Commercial Loans	296,757	4,336	5.85%	283,940	4,947	6.97%	(611)	1,261	(1,872)
Residential mortgage loans	1,613,196	24,379	6.04%	1,431,012	22,172	6.20%	2,207	5,642	(3,435)
Home equity lines of credit	254,498	2,300	3.67%	228,761	3,463	6.09%	(1,163)	2,186	(3,349)
Installment loans	5,047	185	14.85%	5,551	208	15.10%	(23)	(19)	(4)
Loans, net of unearned income	2,169,498	31,200	5.76%	1,949,264	30,790	6.32%	410	9,070	(8,660)

Total interest earning assets	3,360,530	39,616	4.72%	3,268,485	46,071	5.64%	(6,455)	7,897	(14,352)
Allowance for loan losses	(36,175)			(34,595)
Cash & non-interest earning assets	112,789			123,080

Total assets	$3,437,144			$3,356,970

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$331,859	174	0.21%	$280,529	204	0.29%	(30)	167	(197)
Money market accounts	290,690	983	1.37%	334,810	2,081	2.50%	(1,098)	(248)	(850)
Savings	617,165	751	0.49%	606,765	1,343	0.89%	(592)	157	(749)
Time deposits	1,578,559	12,235	3.14%	1,526,476	16,717	4.40%	(4,482)	3,618	(8,100)
Total interest bearing deposits	2,818,273	14,143	2.04%	2,748,580	20,345	2.98%	(6,202)	3,694	(9,896)
Short-term borrowings	108,748	465	1.73%	92,425	576	2.51%	(111)	482	(593)
Long-term debt	0	0	0.00%	24	0	5.25%	-	-	-
Total Interest Bearing Liabilities	2,927,021	14,608	2.02%	2,841,029	20,921	2.96%	(6,313)	4,176	(10,489)
Demand deposits	254,746			256,746
Other liabilities	18,829			21,384
Shareholders' equity	236,548			237,811

Total liabilities & shareholders' equity	$3,437,144			$3,356,970
Net Interest Income, tax equivalent		25,008			25,150		(142)	3,722	(3,864)
Net Interest Spread			2.70%			2.68%

Net Interest margin (net interest income to total interest earning assets)			2.96%			3.07%

Tax equivalent adjustment		(550)			(752)

Net Interest Income		24,458			24,398

Held to Maturity Securities:

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2008 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three months ended March 31, 2009, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the company has reduced the average balance of federal funds sold and other short-term investments from $344.6 million in the first quarter of 2008 to $311.7 million in the first quarter of 2009.  A further reduction is likely in the second quarter of 2009.  These funds were invested in a combination of conservative agency securities and mortgage-backed securities with short and intermediate-term expected average lives, and are primarily held in the held-to-maturity portfolio.  Cash flow has been used to fund the growth of the loan portfolio.  This trend is expected to continue for the remainder of the year.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits
Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/Robert J. McCormick

Robert J. McCormick
Chairman, President
and Chief Executive Officer

By: /s/Robert T. Cushing

Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date:  May 6, 2009

Index

Exhibits Index

Reg S-K Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.