Form 10-Q
period 2009-06-30
TRUSTCO BANK CORP N Y
filed 2009-07-31
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2009
$1 Par Value	76,537,345

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and dividend income:
Interest and fees on loans	$31,094	30,030	62,285	60,814
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	1,211	2,871	2,637	6,126
States and political subdivisions	1,097	1,336	2,205	2,731
Mortgage-backed securities and collateralized mortgage obligations	1,535	1,737	3,162	3,510
Other securities	107	159	144	337
Total interest and dividends on securities available for sale	3,950	6,103	8,148	12,704

Interest on trading securities:
U. S. government sponsored enterprises	37	2,054	405	6,773
States and political subdivisions	8	48	16	57
Total interest on trading securities	45	2,102	421	6,830

Interest on held to maturity securities:
U. S. government sponsored enterprises	2,144	508	3,846	733
Mortgage-backed securities and collateralized mortgage obligations	1,149	277	1,610	277
Corporate bonds	777	-	1,397	-
Total interest on held to maturity securities	4,070	785	6,853	1,010

Interest on federal funds sold and other short term investments	622	3,037	1,140	6,018
Total interest income	39,781	42,057	78,847	87,376

Interest expense:
Interest on deposits:
Interest-bearing checking	199	172	373	376
Savings	750	923	1,501	2,266
Money market deposit accounts	1,077	1,292	2,060	3,373
Time deposits	10,170	15,748	22,405	32,465
Interest on short-term borrowings	340	448	805	1,024
Interest on long-term debt	-	1	0	1
Total interest expense	12,536	18,584	27,144	39,505

Net interest income	27,245	23,473	51,703	47,871
Provision for loan losses	2,760	700	4,760	1,000
Net interest income after provision for loan losses	24,485	22,773	46,943	46,871

Noninterest income:
Trust department income	1,085	1,350	2,591	2,844
Fees for other services to customers	2,580	2,286	5,246	4,426
Net trading losses	(36)	(960)	(344)	(243)
Net (loss) gain on securities transactions	(41)	784	70	418
Other	331	477	1,701	1,033
Total noninterest income	3,919	3,937	9,264	8,478

Noninterest expenses:
Salaries and employee benefits	6,411	5,517	13,209	11,157
Net occupancy expense	3,430	3,033	7,074	6,043
Equipment expense	1,240	978	2,384	2,080
Professional services	1,280	1,167	2,660	2,268
Outsourced Services	1,347	1,171	2,815	2,280
Advertising	831	462	1,606	920
Insurance	3,336	383	4,710	768
Other real estate (income) expense	639	(9)	769	(17)
Other	1,844	1,645	3,612	3,412
Total noninterest expenses	20,358	14,347	38,839	28,911

Income before taxes	8,046	12,363	17,368	26,438
Income taxes	2,666	3,894	5,639	8,542

Net income	$5,380	8,469	11,729	17,896

Net income per Common Share:
- Basic	$0.070	0.112	0.154	0.237

- Diluted	$0.070	0.112	0.154	0.237

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS:

Cash and due from banks	$38,969	41,924

Federal funds sold and other short term investments	157,990	207,680
Total cash and cash equivalents	196,959	249,604

Trading securities:
U. S. government sponsored enterprises	0	115,273
States and political subdivisions	1,046	1,053
Total trading securities	1,046	116,326

Securities available for sale:
U. S. treasuries and government sponsored enterprises	312,715	426,078
States and political subdivisions	103,070	105,137
Mortgage-backed securities and collateralized mortgage obligations	129,150	137,918
Other securities	12,548	6,869
Total securities available for sale	557,483	676,002

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2009 $297,460; 2008 $215,776)	297,043	214,851
Mortgage-backed securities (fair value 2009 $222,706; 2008 $0)	222,621	0
Corporate bonds (fair value 2009 $72,651; 2008 $49,365)	72,159	49,838
Total held to maturity securities	591,823	264,689

Loans:
Commercial	289,692	299,191
Residential mortgage loans	1,628,705	1,607,433
Home equity line of credit	263,963	250,849
Installment loans	5,005	5,865
Total loans	2,187,365	2,163,338
Less:
Allowance for loan losses	36,159	36,149
Net loans	2,151,206	2,127,189

Bank premises and equipment, net	37,388	35,156
Other assets	48,812	37,847

Total assets	$3,584,717	3,506,813

LIABILITIES:
Deposits:
Demand	$273,042	249,887
Interest-bearing checking	382,459	331,144
Savings accounts	649,132	609,444
Money market deposit accounts	326,060	285,829
Certificates of deposit (in denominations of $100,000 or more)	464,082	456,583
Other time accounts	1,139,414	1,203,384
Total deposits	3,234,189	3,136,271

Short-term borrowings	85,578	109,592
Due to broker	5,000	0
Accrued expenses and other liabilities	21,815	24,926

Total liabilities	3,346,582	3,270,789

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 and 83,166,423 shares issued at June 30, 2009 and December 31, 2008, respectively	83,166	83,166
Surplus	129,431	130,142
Undivided profits	92,387	93,818
Accumulated other comprehensive income (loss), net of tax	(509)	(1,441)
Treasury stock at cost - 6,744,985 and 7,082,494 shares at June 30, 2009 and December 31, 2008, respectively	(66,340)	(69,661)

Total shareholders' equity	238,135	236,024

Total liabilities and shareholders' equity	$3,584,717	3,506,813

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Six Months Ended June 30, 2008	-	-	17,896	-	17,896	-	17,896
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $275)	-	-	-	-	(165)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3,031)	-	-	-	-	(1,822)	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $418)	-	-	-	-	(252)	-	-
Other comprehensive income, net of tax:				(2,239)	(2,239)		(2,239)
Comprehensive income	-	-	-		15,657	-	-
Cash dividend declared, $.220 per share	-	-	(16,632)	-		-	(16,632)
Sale of treasury stock (349,341 shares)	-	(26)	-	-		3,351	3,325
Stock based compensation expense	-	86	-	-		-	86

Ending balance, June 30, 2008	$82,373	122,021	94,363	4,991		(64,244)	239,504

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Six Months Ended June 30, 2009	-	-	11,729	-	11,729	-	11,729
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $202)	-	-	-	-	(122)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $1,711)	-	-	-	-	1,029	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax loss $111)	-	-	-	-	25	-	-
Other comprehensive income, net of tax:				932	932		932
Comprehensive income	-	-	-		12,661	-	-
Cash dividend declared, $.1725 per share	-	-	(13,160)	-		-	(13,160)
Sale of treasury stock (337,509 shares)	-	(818)	-	-		3,321	2,503
Stock based compensation expense	-	107	-	-		-	107

Ending balance, June 30, 2009	$83,166	$129,431	$92,387	$(509)		$(66,340)	238,135

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$11,729	17,896

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,190	1,817
Loss (gain) on sale of other real estate owned	317	(128)
Provision for loan losses	4,760	1,000
Deferred tax expense	421	363
Stock based compensation expense	107	86
Net (gain) loss on sale of bank premises and equipment	(49)	6
Net gain on sales and calls of securities	(70)	(418)
Proceeds from sales and calls of trading securities	24,936	344,788
Purchases of trading securities	-	(262,393)
Proceeds from maturities of trading securities	90,000	156,150
Net trading losses	344	243
Increase in taxes receivable	(9,034)	(7,237)
Decrease (increase) in interest receivable	1,785	(1,950)
Decrease in interest payable	(993)	(462)
Increase in other assets	40	3,062
Increase (decrease) in accrued expenses and other liabilities	1,475	(218)
Total adjustments	116,229	234,709
Net cash provided by operating activities	127,958	252,605

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	393,489	158,970
Proceeds from calls and maturities of held to maturity securities	334,384	-
Purchases of securities available for sale	(275,299)	(102,452)
Proceeds from maturities of securities available for sale	7,150	8,020
Purchases of held to maturity securities	(661,518)	(136,729)
Net increase in loans	(35,795)	(74,277)
Proceeds from dispositions of other real estate owned	1,705	365
Proceeds from dispositions of bank premises and equipment	141	10
Purchases of bank premises and equipment	(4,514)	(3,956)
Net cash used in investing activities	(240,257)	(150,049)

Cash flows from financing activities:

Net increase in deposits	97,918	79,078
Net (decrease) increase in short-term borrowings	(24,014)	4,936
Repayment of long-term debt	-	(16)
Proceeds from sale of treasury stock	2,503	3,325
Dividends paid	(16,753)	(20,360)
Net cash provided by financing activities	59,654	66,963
Net (decrease) increase in cash and cash equivalents	(52,645)	169,519
Cash and cash equivalents at beginning of period	249,604	344,920
Cash and cash equivalents at end of period	$196,959	514,439

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$28,137	39,967
Income taxes paid	14,636	15,778
Non cash investing and financing activites:
Increase in due to broker	5,000	30,000
Transfer of loans to other real estate owned	7,018	1,592
Decrease in dividends payable	(3,593)	(3,728)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes, net of reclassification adjustment	1,751	(3,449)
Change in deferred tax effect on unrealized (gain) loss on securities available for sale, net of reclassification adjustment	(697)	1,375
Amortization of prior service cost on pension and post retirement plans	(202)	(275)
Change in deferred tax effect of amortization of prior service cost	80	110

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the six months ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any interim periods.  These financial statements consider events that occurred through July 31, 2009, the date the financial statements were issued.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2008 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three and six-month periods ended June 30, 2009 and 2008 follows:

	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended June 30, 2009:

Basic EPS:
Net income available to Common shareholders	$5,380	76,421	$0.070

Effect of Dilutive Securities:
Stock options	------	------	-----
Diluted EPS	$5,380	76,421	$0.070

For quarter ended June 30, 2008:

Basic EPS:
Net income available to Common shareholders	$8,469	75,675	$0.112

Effect of Dilutive Securities:
Stock options	-------	2	-----
Diluted EPS	$8,469	75,677	$0.112

Index

	Net Income	Weighted Average Shares Outstanding	Per Share Amounts

For the six months ended June 30, 2009:

Basic EPS:
Net income available to Common shareholders	$11,729	76,310	$0.154

Effect of Dilutive Securities:
Stock options	------	------	-----
Diluted EPS	$11,729	76,310	$0.154

For six months ended June 30, 2008:

Basic EPS:
Net income available toCommon shareholders	$17,896	75,591	$0.237

Effect of Dilutive Securities:
Stock options	-------	6	-----
Diluted EPS	$17,896	75,597	$0.237

There were approximately 3.7 million and 3.8 million stock options for the three and six  months ended June 30, 2009 and 4.4 million and 4.2 million stock options for the three and six months ended June 30, 2008 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.

3.	Benefit Plans
The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three-month and six-month periods ended June 30, 2009 and 2008 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense (Benefit) for the three months ended June 30, 2009 and 2008 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$12	13	6	6
Interest cost	401	353	16	15
Expected return on plan assets	(355)	(501)	(84)	(109)
Amortization of prior service cost	29	-	(101)	(141)
Net periodic cost(benefit)	$87	(135)	(163)	(229)

Index

Components of Net Periodic Expense (Benefit) for the three months ended June 30, 2009 and 2008 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$24	25	12	13
Interest cost	802	705	32	29
Expected return on plan assets	(710)	(1,002)	(170)	(233)
Amortization of prior service cost	58	-	(202)	(276)
Net periodic cost(benefit)	$174	(272)	(328)	(467)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2009.  As of June 30, 2009, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2009.

4.	Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
Available-for sale
U.S. government-sponsored entities and agencies	$312,564	790	639	312,715
State and political subdivisions	100,143	3,084	157	103,070
Mortgage-backed securities -residential	129,827	1,616	2,293	129,150
Other securities	12,703	41	196	12,548

Total available-for-sale securities	$555,237	5,531	3,285	557,483

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored entities and agencies	$297,043	910	493	297,460
Mortgage-backed securities - residential	222,621	1,012	927	222,706
Other securities	72,159	669	177	72,651

Total held-to-maturity
securities	$591,823	2,591	1,597	592,817

The following table shows the amortized cost and fair value of the portfolios by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Index

	June 30, 2009
	Amortized	Fair
	Cost	Value
(Dollars in thousands)
Available-for-sale
Within one year	$28,472	28,784
One to five years	443,122	443,265
Five to ten years	9,441	9,335
Beyond ten years	74,202	76,099

Total	$555,237	557,483

Held-to-maturity
Within one year	$62,965	63,362
One to five years	476,745	477,478
Five to ten years	52,113	51,977

Total	$591,823	592,817

The following table summarizes the investment securities with unrealized losses at June 30,  by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
Available-for-sale
U.S. government-sponsored entities and agencies	$174,336	639	-	-	174,336	639
States and political	8,464	104	955	53	9,419	157
Mortgage-backed securities - residential	44,151	680	14,136	1,613	58,287	2,293
Other securities	5,310	196	-	-	5,310	196

Total available-for-sale	$232,261	1,619	15,091	1,666	247,352	3,285

Held-to-maturity
U.S. government-sponsored entities and agencies	$39,991	493	-	-	39,991	493
Mortgage-backed securities - residential	122,978	927	-	-	122,978	927
Other securities	10,268	52	14,934	125	25,202	177

Total held-to-maturity	$173,237	1,472	14,934	125	188,171	1,597

Proceeds from sales and calls of securities available for sale were $393.5 million and $159.0 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $113 thousand and $794 thousand and gross losses of $43 thousand and $376 thousand were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $69.5 million and $40.8 million for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $2 thousand and $785 thousand and gross losses of $43 thousand and $1 thousand were realized on these sales during 2009 and 2008, respectively.

Index

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 466 securities, 78 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities

At June 30, 2009, approximately 96% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Index

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $13.0 million which had unrealized losses of approximately $1.6 million at June 30, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (EITF 99-20). The Company monitors to insure it has adequate credit support and as of June 30, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.  All the securities are rated AA- or higher by one or more rating agencies.

Other Securities

The Company’s unrealized losses on other securities relate primarily to its investment in corporate bonds.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

As a result of the above analysis, for the three-month and six-month periods ended June 30, 2009, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.	Fair Value

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale and Trading Securities:  Securities available for sale and trading  securities are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  This results in a Level 2 classification of the inputs for determining fair value.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities were $36 thousand and $960 thousand net trading losses for the three months ended June 30, 2009 and 2008, respectively and $344 thousand and $243 thousand net trading losses for the six months ended June 30, 2009 and 2008, respectively.

Index

Other Real Estate Owned:  The fair value of other real estate owned is determined by observable  comparable sales and property valuation techniques.  This results in a Level 2 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored entities and agencies	$312,715	-	312,715	-
States and political subdivisions	103,070	-	103,070	-
Mortgage-backed securities -residential	129,150	-	129,150	-

Other securities	12,548	-	12,548	-

Total securities available-for-sale	$557,483	-	557,483	-

Trading Securities
States and political subdivisions	$1,046	-	1,046	-

Total Trading Securities	$1,046	-	1,046	-

Index

	Fair Value Measurements at December 31, 2008 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored entities and agencies	$426,078	-	426,078	-
States and political subdivisions	105,137	-	105,137	-
Mortgage-backed securities -residential	137,918	-	137,918	-

Other securities	6,869	-	6,869	-

Total securities
available-for-sale	$676,002	-	676,002	-

Trading Securities
U.S. government-sponsored entities and agencies	$115,273	-	115,273	-
States and political subdivisions	$1,053	-	1,053	-

Total Trading Securities	$116,326	-	116,326	-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$6,877	$-	$6,877	$-

Index

	Fair Value Measurements at
	December 31, 2008 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$1,832	$-	$1,832	$-

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

(Dollars in thousands)
	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$196,959	196,959
Trading securities	1,046	1,046
Securities available-for-sale	557,483	557,483
Securities held-to-maturity	591,823	592,817
Loans, net	2,151,206	2,192,436
Accrued interest receivable	14,251	14,251
Financial liabilities
Demand deposits	273,042	273,042
Interest bearing deposits	2,961,147	2,971,559
Short-term borrowings	85,578	85,578
Accrued interest payable	1,884	1,884

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents
The carrying values of these financial instruments approximate fair values.

Securities
Securities available for sale, trading account securities and held to maturity are fair valued utilizing an independent pricing service.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids and quotes of significantly similar securities and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

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

Index

Short-Term Borrowings and Other Financial Instruments
The fair value of all short-term borrowings, and other financial instruments approximates the carrying value.

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk. Such financial instruments consist of commitments to extend financing and standby letters of credit. If the commitments are exercised by the prospective borrowers, these financial instruments will become interest earning assets of the Company. If the commitments expire, the Company retains any fees paid by the prospective borrower. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the present creditworthiness of the borrower. For fixed rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees, which are considered to be immaterial.

The Company does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as derivatives

6.	Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Through the period ended March 31, 2009, the Company recognized no cumulative other -than-temporary impairment charges. The Company adopted the FSP effective April 1, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

Index

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 5.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  In June 2008, the FASB issued FSP EITF 03-6-1.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years.  Adoption of this FSP in 2009 did not have a material impact on the Company’s financial statements or earnings per share calculation.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
July 31, 2009

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month  and six-month periods ended June 30, 2009, with comparisons to 2008 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2008 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The second quarter of 2009 generally saw a continuation of the historic economic and financial market conditions that were prevalent through much of 2008, though there were a few  encouraging changes.  Dramatic declines in market values for a wide variety of asset classes, market conditions that severely strained normal functioning of, and in some cases resulted in effectively frozen markets for periods of time, failures and near-failures of some of the largest financial institutions in the world, declining economic activity and unprecedented intervention by governments in markets and the financial services industry became part of the landscape, particularly in the second half of 2008.  The United States saw the two largest bank failures in its history in 2008, failures of other major financial institutions, forced mergers and massive government bailouts.  The pace of bank failures has increased in 2009 although the focus has been on smaller institutions.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Bank (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The economic outlook for the balance of 2009 is generally regarded as weak, but with the possibility of stabilization later in the year; however major uncertainties remain.

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at June 30, 2009, should general housing prices and other economic measures in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.  During the quarter, the slope of the yield curve was generally more positive.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  The sheer volume of government financing that is expected in the coming quarters is likely to be a factor in the direction and level of rates.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-months ended June 30, 2009 and 2008.

Overview
TrustCo recorded net income of $5.3 million, or $0.070 of diluted earnings per share for the three months ended June 30, 2009, as compared to net income of $8.5 million or $0.112 of diluted earnings per share in the same period in 2008.  For the six months ended June 30, 2009 TrustCo recorded net income of $11.7 million or $0.154 per share compared to $17.9 million of net income and $0.237 earnings per share in the first six months of 2008.

The primary factors accounting for the year to date changes were:

•	Increase in the average balance of interest earning assets of $84.2 million to $3.40 billion for the first six months of 2009 compared to the same period in 2008,

•	Increase in the average balance of interest bearing liabilities of $77.3 million to $2.96 billion for the first six months of 2009 as compared to 2008,

Index

•	Increase in net interest margin from 2.97% for the first six months of 2008 to 3.10% for the six months of 2009,

•	Increase in the provision for loan losses from $1.0 million for the first six months of 2008 to $4.8 million in the comparable period in 2009,

•
Increase in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $8.3 million for the first six months of 2008 to $9.5 million for the comparable period in 2009.  Excluded from noninterest income were $70 thousand of net gains on securities transactions for the first six months of 2008 compared to net gains of $418 thousand for the same period in 2009, and $243 thousand of net trading losses in the 2008 period compared to $344 thousand of net losses in the first six months of 2009, and

•
An increase of $9.9 million in noninterest expense for the first six-months of 2009 as compared to the first three-months of 2008, with $3.8 million of the increase due to higher FDIC insurance assessments.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to control national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed thus far in 2009.  The effective, or actual Federal Funds rate was often below the targeted rate, particularly in the latter part of 2008.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate; however during 2008 highly competitive conditions in the banking industry resulted in rates on deposit accounts not declining in line with the Federal Funds rate.  The failure of several significant competitors has led to an improvement in the rate environment thus far in 2009 in some areas, and the moderation of deposit rates experienced in the first quarter of 2009 generally continued in the second quarter of 2009 relative to prior periods.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

As noted previously, the yield on other financial instruments, including the 10 year Treasury bond rate did not change in-line with the Federal Funds rate. Despite the Federal Funds rate declining by approximately 400 basis points, the yield on the 10 year Treasury declined only 179 basis points, from 4.04% to 2.25% during 2008.  In the second quarter of 2009, the 10 year Treasury rate generally trended up, and ended the period at 3.53%, compared to 2.71% at the end of the first quarter of 2009.  There was significant rate volatility during the quarter.  The rate on the 10 year treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The FRB is also attempting to influence rates on mortgage loans by other means, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the trading portfolio and the securities available for sale portfolio, which are recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields.

The net effect of these interest rate changes is that the yields earned on both short term investments and longer term investments generally remain below historic norms, despite some improvement in the first half of 2009.  As noted, deposit costs have declined over the first six months of 2009.

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

Index

For the second quarter of 2009, the net interest margin increased to 3.24% from 2.88% for the second quarter of 2008.  The margin also improved relative to the 2.96% recorded in the first quarter of 2009.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments decreased by $340.7 million and the average yield decreased 100 basis points to 1.26% in the second quarter of 2009 compared to the same period in 2008.  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate.  The decline in the average balance reflects the decision to reallocate into securities as a result of the low returns generally available on federal funds and short-term investments.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities increased by $213.5 million and the average yield decreased to 3.28% from 4.66% for the second quarter of 2009 compared to the same period in 2008.  The increase in balances is primarily the result of a shift from federal funds, as noted.

-
The average loan portfolio grew by $203.2 million to $2.18 billion and the average yield decreased 37 basis points to 5.70% in the second quarter of 2009 compared to the same period in 2008.  The decline in the average yield reflects the decline in market interest rates on new loans and variable rate loans.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $68.3 million and the average rate paid decreased 88 basis points to 1.68% in the second quarter of 2009 compared to the same period in 2008.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the second quarter of 2009 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary markets have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  As noted, the average balance of federal funds sold and other short-term investments decreased, reflecting a shift towards a larger held-to-maturity portfolio of investment securities as well as continued loan growth.  More significant reductions in trading securities and securities available for sale were also reflective of the shift towards a larger held-to-maturity portfolio.

Index

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

Earning Assets
Total average interest earning assets increased from $3.36 billion in the second quarter of 2008 to $3.43 billion in the same period of 2009 with an average yield of 5.10% in 2008 and 4.70% in 2009.  Interest income on average earning assets declined from $42.8 million in the second quarter of 2008 to $40.3 in the second quarter of 2009, on a tax equivalent basis, as the decline in yields more than offset the growth in average earning assets.

Loans
The average balance of loans was $2.18 billion in the second quarter of 2009 and $1.98 billion in the comparable period in 2008.  The yield on loans decreased 37 basis points to 5.70%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $30.0 million in the second quarter of 2008 to $31.1 million in the second quarter of 2009.

Compared to the second quarter of 2008, the average balance of the loan portfolio during the second quarter of 2009 increased in residential and home equity loans, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.63 billion in 2009 compared to $1.46 billion in 2008, an increase of 11.7%.  The average yield on residential mortgage loans decreased by 17 basis points to 5.95% in the second quarter of 2009 compared to 2008.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $96 thousand to an average balance of $291.2 million in the second quarter of 2009 over the prior year.  The average yield on this portfolio decreased 145 basis points to 5.02% over the same period.  The decline in yield reflects the reduction in the federal funds rate and the associated reduction in the prime rate.

Index

The average yield on home equity credit lines decreased 137 basis points to 3.63% during the second quarter of 2009 compared to 2008.  The decline in yield was primarily the result of the decline in the underlying index rate in step with the decline in the fed funds rate as well as low initial rates for new lines.  The average balances of home equity lines increased 14.4% to $260.4 million in the second quarter of 2009 as compared to the prior year.

Securities Available-for-Sale

The average balance of the securities available-for-sale portfolio for the second quarter of 2009 was $446.4 million compared to $521.8 million for the comparable period in 2008.  The average yield was 4.02% for the second quarter of 2009 and 5.22% for the second quarter of 2008.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, mortgage-backed securities and collateralized mortgage obligation bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.  As of June 30, 2009, there was $5.0 million due to brokers recorded on the balance sheet as the result of a pending security settlement in this portfolio.

Trading Securities
The average balance of trading securities for the second quarter of 2009 was $6.7 million, compared to $230.6 million in the comparable period of 2008.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 2.93% for the second quarter of 2009, compared to 3.69% for the comparable period in 2008.  The decline in the average yield was due to the decline in short term interest rates.  The securities held as trading securities are generally short term.  All of the securities in this portfolio are bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac) or municipal bonds.  The balances for these bonds are recorded at fair value with any such adjustment recorded to the income statement.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

For the second quarter of 2009, the average $6.7 million total trading portfolio was comprised of $5.6 million of U.S. government sponsored enterprises securities, with the remaining $1.1 million composed of short-term municipal securities.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $595.6 million for the second quarter of 2009 and the period-end balance was $591.8 million.  At year-end 2008, the balance was $264.7 million.  For the second quarter of 2008, the average balance of held-to-maturity securities was $82.7 million.  The average yield was 2.73% for the 2009 period compared to 3.80% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, mortgage-backed securities and corporate bonds.  The balances for these bonds are recorded at amortized cost.

Index

Securities Portfolios
The unrealized gain in the available-for-sale securities portfolios decreased from $4.1 million at December 31, 2008 to $3.9 million as of June 30, 2009 primarily due to changes in interest rates.

Federal Funds Sold and Other Short-term Investments
The 2009 second quarter average balance of federal funds sold and other short-term investments was $198.9 million, a $340.7 million decline from the $539.6 million average for the same period in 2008.  The portfolio yield decreased from 2.26% in 2008 to 1.26% in 2009.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income from this portfolio decreased by approximately $2.4 million from $3.0 million in 2008 to $0.7 million in 2009, due to both the decline in yield and the lower average balance.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.83 billion during the second quarter of 2008 to $2.91 billion in the second quarter of 2009, and the average rate paid decreased from 2.58% for 2008 to 1.68% for 2009.  Total interest expense on these deposits decreased $5.9 million to $12.2 million in the second quarter of 2009 compared to the year earlier period.

Average short-term borrowings for the quarter were $83.3 million in 2009 compared to $93.3 million in 2008.  The average rate decreased during this time period from 1.93% in 2008 to 1.64% in 2009.  Rates on short-term borrowings tend to change with the  Federal Funds rate.

Net Interest Income
Taxable equivalent net interest income increased by $3.6 million to $27.8 million in the second quarter of 2009 as compared to the same period in 2008.  The net interest spread increased from 2.55% in the second quarter of 2008 to 3.02% in 2009. The net interest margin increased by 36 basis points to 3.24% for the second quarter of 2009.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of June 30, 2009:

Index

Nonperforming loans: Total nonperforming loans were $43.9 million at June 30, 2009, an increase from $42.3 million at March 31, 2009 and from $33.9 million at December 31, 2008.  There were $43.5 million of nonaccrual loans at June 30, 2009 compared to the $41.8 million at March 31, 2009 and $32.7 million at December 31, 2008.  Restructured loans were $418 thousand at June 30, 2009 compared to $514 at March 31, 2009 and $598 thousand at December 31, 2008.  There were no loans at June 30, 2009 that were past due 90 days or more and still accruing interest, compared to $594 thousand at December 31, 2008.

At June 30, 2009, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $42.3 million, $31.5 million were residential real estate loans and $12.3 million were commercial mortgages, compared to $27.3 million and $15.0 million, respectively at March 31, 2009 and $24.1 million and $9.8 million, respectively as of December 31, 2008.

As previously noted, a significant percentage of non-performing loans (NPLs) are residential real estate loans (72% at June 30, 2009 and 71% at December 31, 2008), which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has been very strong with net charge-offs/(recoveries) of 0.43% of average residential real estate loans (including home equity lines of credit) for the first six months of 2009 (annualized) compared to 0.06% for the same period in 2008.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk in the current loan portfolios.  Management believes that these loans have been appropriately written down or reserved for where required.

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

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2009, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $12.3 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2009, compared to $14.8 million at March 31, 2009 and $9.8 million as of December 31, 2008.  There were $418 thousand of impaired retail loans at June 30, 2009, compared to $514 thousand at March 31, 2009 and $598 thousand at December 31, 2008.  The average balances of all impaired loans were $12.9 million during the second quarter of 2009 and $12.2 million in the first quarter of 2009.  The Company recognized approximately $28 thousand of interest income on these loans in the second quarter of 2009 and approximately $82 thousand for all of 2008.

Index

At June 30, 2009 there was $6.9 million of foreclosed real estate as compared to $4.0 million at March 31, 2009 and $1.9 million at December 31, 2008.

During the second quarter of 2009, there were $850 thousand of gross commercial loan charge offs and $2.4 million of gross residential mortgage and consumer loan charge-offs as compared with $318 thousand commercial loan charge-offs and $1.4 million of residential mortgage and consumer loan charge-offs in the second quarter of 2008.  Gross recoveries during the second quarter of 2009 were $199 thousand for commercial loans and $252 thousand for residential mortgage and consumer loans, compared to $418 thousand for commercial loans and $635 thousand for residential and consumer in the second quarter of 2008.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

At June 30, 2009, the allowance for loan losses was $36.2 million, which represents a nominal increase from the December 31, 2008 balance of $36.1 million.  The allowance represents 1.65% of the loan portfolio as of June 30, 2009 compared to 1.67% at December 31, 2008.  The decline in this ratio compared to prior periods primarily reflects continued growth in the loan portfolio.  The Company considers that there is lower inherent risk of loss for newer loans, and the fact that less risky residential loans continue to constitute most of the non-accrual loans.  Further, this slight reduction reflects the Company’s historically strong net charge-off(recovery) levels and the high percentage of nonperforming loans which are made up of lower-risk residential real estate loans.

The provision for loan losses was $2.8 million for the quarter ended June 30, 2009 compared to $700 thousand for the second quarter of 2008 and to $2.0 million in the quarter ended March 31, 2009.  Net charge-offs for the three-month period ended June 30, 2009 were $2.8 million compared to net charge-offs of $657 thousand for the comparable period in 2008 and $2.0 million in the period ended March 31, 2009.  The provision for loan losses was increased on a quarter-to-date basis primarily due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Index

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

Noninterest Income
Total noninterest income for the second quarter of 2009 was $3.9 million, equal to the prior  year period.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $4.1 million in the second quarter of 2008 to $4.0 million in the second quarter of 2009.  Trading losses and net losses on securities transactions were $77 thousand in the second quarter of 2009, compared to loss of $176 thousand in the second quarter of 2008.  With the reduction in the size of the portfolio of trading securities, the levels of trading gains or losses is likely to be insignificant going forward.

For the first half of 2009, total noninterest income was $9.3 million, compared to $8.5 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income increased to $9.5 million in the second quarter of 2009 from $8.3 million in the first half of 2008.  Trading losses and net losses on securities transactions were $274 thousand in the first half of 2009, compared to gains of $175 thousand in the first half of 2008.

Trust department income decreased to $1.1 million for the second quarter of 2009 compared to $1.4 million in the second quarter of 2008. Trust department assets under management were $713 million at June 30, 2009 compared to $765 million at December 31, 2008.  The decline in trust assets was due primarily to declines in equity market valuations. The decline in trust fee income is a result of lower assets under management.  For the first half of 2009, trust department income was $2.6 million, down $253 thousand from the prior year, reflecting lower equity market valuations partly mitigated by a non-recurring estate administration fee earned in the first quarter of 2009.

Fees for other services to customers plus other income increased to $2.9 million in the second quarter of 2009 compared to $2.8 million in the same period in 2008.  The increase is primarily the result of changes in fee policies and fees being charged on a larger customer base.  For the first half of 2009, fees for other services to customers plus other income were $6.9 million, up $1.5 million, again reflecting changes in fee policies and fees being charged on a larger customer base.

Noninterest Expenses
Total noninterest expense increased from $14.3 million for the three months ended June 30, 2008 to $20.4 million for the three months ended June 30, 2009, with increases in each major expense category.  The most significant increase was in insurance, which rose from $383 thousand in the second quarter of 2008 to $3.3 million in the second quarter of 2009.  The entire increase was due to the increase in FDIC insurance assessments, which rose $2.9 million from period-to-period.  The increase is primarily due to the special assessment, but also includes higher regular assessments.  Both the special and regular assessment changes have impacted all FDIC insured institutions for the quarter ended June 30, 2009.  Similarly, insurance costs for the first half of 2009 were $4.7 million, up $3.9 million from the prior year, with essentially the entire increase due to higher FDIC assessments.

Index

Salaries and employee benefits increased $894 thousand to $6.4 million for second quarter of 2009.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative and the impact of extended service hours.  Full time equivalent headcount did decline from 765 at March 31, 2009 to 726 at June 30, 2009.  For the first half of 2009, salaries and employee benefits were $13.2 million, up $2.1 million from the prior year.  Net occupancy expense increased $397 thousand to $3.4 million during the second quarter of 2009 compared to the year-ago period and were up $1.0 million to $7.1 million for the first half compared to the prior year.  The increase is the result of new branch opening costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $242 thousand to $1.2 million in the second quarter of 2009 and by $304 thousand to $2.4 million for the first half of 2009, also reflecting new offices and general growth.

Professional services and outsourced services were up a combined $289 thousand to $2.6 million in the second quarter of 2009 compared to a year earlier, and were up $927 thousand to $5.5 million for the first half of 2009.  ORE expenses increased by $648 thousand to $639 thousand and advertising increased by $369 thousand to $831 thousand in the second quarter of 2009 compared to the prior year.   For the first half of 2009, ORE expenses were up $786 thousand to $769 thousand and advertising was up $686 thousand to $1.6 million compared to the first half of 2008.

Income Taxes
In the second quarter of 2009, TrustCo recognized income tax expense of $2.7 million as compared to $3.9 million for the same period in 2008.  The effective tax rates were 33.1% and 31.5% for the second quarters of 2009 and 2008, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due primarily to tax exempt income and the effect of state income taxes.  In the first half of 2009, TrustCo recognized income tax expense of $5.6 million as compared to $8.5 million for the same period in 2008.  The effective tax rates were 32.5% and 32.3% for the first half of 2009 and 2008, respectively.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at June 30, 2009 was $238.1 million, compared to $236.0 million at year-end 2008. TrustCo declared a dividend of $0.0625 per share in the second quarter of 2009.  This results in a dividend payout ratio of 89.3% based on second quarter 2009 earnings per share of $0.070.

Index

The Company achieved the following ratios as of June 30, 2009 and 2008:

		June 30,	Minimum Regulatory
	2009	2008	Guidelines
Tier 1 risk adjusted capital	12.45%	12.59%	4.00%

Total risk adjusted capital	13.71%	13.84%	8.00%

In addition, at June 30, 2009, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.64%, compared to 6.73% at December 31, 2008, compared to a minimum regulatory requirement of 4.00%.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.1 million in 2009 and ($1.4) million in 2008.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three	2009		Three	2008
	Month			Month
	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	1,002	10	4.12%	$1,650	26	6.26%	(16)	(9)	(7)
U. S. Gov't Sponsored Enterprises	199,861	1,201	2.40%	239,138	2,845	4.76%	(1,644)	(409)	(1,235)
Mortgage-backed securities and collateralized mortgage obligations	134,558	1,536	4.57%	149,392	1,738	4.65%	(202)	(172)	(30)
States and political subdivisions	101,559	1,630	6.42%	120,168	2,032	6.76%	(402)	(303)	(99)
Other	9,461	107	4.50%	11,480	173	6.04%	(66)	(27)	(39)
Total securities available for sale	446,441	4,484	4.02%	521,828	6,814	5.22%	(2,330)	(920)	(1,410)

Federal funds sold and other short-term Investments	198,902	622	1.26%	539,625	3,037	2.26%	(2,415)	(1,420)	(995)

Trading Securities
Trading Securities Agency	5,616	37	2.65%	221,058	2,053	3.72%	(2,016)	(1,557)	(459)
Trading Securities SCM	1,049	12	4.42%	9,552	73	3.08%	(61)	(213)	152
Total Trading Securities	6,665	49	2.93%	230,610	2,126	3.69	(2,077)	(1,770)	(307)

Held to Maturity Agencies	357,075	2,144	2.00%	59,007	508	3.44%	1,636	3,080	(1,444)
Held to Maturity Corp. Bonds	71,226	777	4.36%	23,716	277	4.68%	500	630	(130)
Held to Maturity Mortgage-backed securities	167,266	1,149	2.75%	0	0	0.00%	1,149	1,149	-
Total Held to Maturities	595,567	4,070	2.73%	82,723	785	3.80%	3,285	4,859	(1,574)

Commercial Loans	291,231	4,380	5.02%	291,327	4,711	6.47%	(331)	(0)	(331)
Residential mortgage loans	1,627,814	24,196	5.95%	1,456,714	22,300	6.12%	1,896	2,483	(587)
Home equity lines of credit	260,350	2,353	3.63%	227,585	2,829	5.00%	(476)	527	(1,003)
Installment loans	4,701	172	14.66%	5,232	194	14.90%	(22)	(19)	(3)
Loans, net of unearned income	2,184,096	31,101	5.70%	1,980,858	30,034	6.07%	1,067	2,991	(1,924)

Total interest earning assets	3,431,671	40,326	4.70%	3,355,644	42,796	5.10%	(2,470)	3,740	(6,210)
Allowance for loan losses	(36,029)			(34,609)
Cash & non-interest earning assets	126,263			125,101

Total assets	3,521,905			$3,446,136

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	371,991	199	0.21%	$293,566	172	0.24%	27	51	(24)
Money market accounts	314,353	1,077	1.37%	318,178	1,292	1.63%	(215)	(15)	(200)
Savings	642,767	750	0.47%	618,301	923	0.60%	(173)	39	(212)
Time deposits	1,578,655	10,170	2.58%	1,599,328	15,749	3.96%	(5,579)	(200)	(5,379)
Total interest bearing deposits	2,907,766	12,196	1.68%	2,829,373	18,136	2.58%	(5,940)	(125)	(5,815)
Short-term borrowings	83,277	340	1.64%	93,315	448	1.93%	(108)	(45)	(63)
Long-term debt	0	0	0.00%	16	0	5.25%	-	-	-
Total Interest Bearing Liabilities	2,991,043	12,536	1.68%	2,922,704	18,584	2.56%	(6,048)	(170)	(5,878)
Demand deposits	274,710			262,928
Other liabilities	18,454			21,262
Shareholders' equity	237,698			239,242

Total liab. & shareholders' equity	3,521,905			$3,446,136
Net Interest Income , tax equivalent		27,790			24,212		3,578	3,910	(332)
Net Interest Spread			3.02%			2.55%

Net Interest margin (net interest income to total interest earning assets)			3.24%			2.88%

Tax equivalent adjustment		(545)			(739)

Net Interest Income		27,245			23,473

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $1.9 million in 2009 and ($294) thousand in 2008.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six	2009		Six	2008
	Month			Month
	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. Treasuries	1,327	13	1.91%	$1,498	35	4.62%	(22)	(4)	(18)
U. S. Gov't Sponsored Enterprises	190,598	2,624	2.75%	240,160	6,091	5.07%	(3,467)	(1,078)	(2,389)
Mortgage-backed securities and collateralized mortgage obligations	137,246	3,163	4.61%	151,171	3,510	4.64%	(347)	(324)	(23)
States and political subdivisions	101,993	3,275	6.42%	122,573	4,154	6.78%	(879)	(668)	(211)
Other	8,155	144	3.32%	11,523	365	6.36%	(221)	(84)	(137)
Total securities available for sale	439,319	9,219	4.19%	526,925	14,155	5.37%	(4,936)	(2,158)	(2,778)

Federal funds sold and other short-term Investments	254,985	1,140	0.90%	442,089	6,018	2.73%	(4,878)	(1,888)	(2,990)

Trading Securities
Trading Securities Agency	27,436	405	2.95%	323,498	6,773	4.19%	(6,368)	(4,812)	(1,556)
Trading Securities SCM	1,050	23	4.41%	5,631	87	3.09%	(64)	(139)	75
Total Trading Securities	28,486	428	3.01%	329,129	6,860	4.17%	(6,432)	(4,951)	(1,481)

Held to Maturity Agencies	323,824	3,846	2.38%	37,003	733	3.96%	3,113	4,073	(960)
Held to Maturity Corp. Bonds	62,874	1,397	4.44%	11,858	277	4.68%	1,120	1,163	(43)
Held to Maturity Mortgage-backed securities	109,972	1,610	2.93%	0	0	0.00%	1,610	1,610	-
Total Held to Maturities	496,670	6,853	2.76%	48,861	1,010	4.13%	5,843	6,846	(1,003)

Commercial Loans	293,979	8,717	5.93%	287,634	9,658	6.72%	(941)	569	(1,510)
Residential mortgage loans	1,620,545	48,574	5.99%	1,443,862	44,471	6.16%	4,103	7,354	(3,251)
Home equity lines of credit	257,440	4,654	3.65%	228,173	6,292	5.55%	(1,638)	1,917	(3,555)
Installment loans	4,873	357	14.76%	5,391	403	15.00%	(46)	(39)	(7)
Loans, net of unearned income	2,176,837	62,302	5.73%	1,965,060	60,824	6.19%	1,478	9,801	(8,323)

Total interest earning assets	3,396,297	79,942	4.71%	3,312,064	88,867	5.37%	(8,925)	7,650	(16,575)
Allowance for loan losses	(36,101)			(34,602)
Cash & non-interest earning assets	119,565			124,217

Total assets	3,479,761			$3,401,679

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	352,036	373	0.21%	$287,048	376	0.26%	(3)	154	(157)
Money market accounts	302,587	2,060	1.37%	326,494	3,373	2.08%	(1,313)	(232)	(1,081)
Savings	630,037	1,501	0.48%	612,533	2,266	0.74%	(765)	182	(947)
Time deposits	1,578,608	22,405	2.86%	1,562,903	32,465	4.18%	(10,060)	962	(11,022)
Total interest bearing deposits	2,863,268	26,339	1.85%	2,788,978	38,480	2.77%	(12,141)	1,066	(13,207)
Short-term borrowings	95,942	805	1.69%	92,870	1,024	2.22%	(219)	93	(312)
Long-term debt	0	0	0.00%	20	1	5.25%	(1)	(1)	(1)
Total Interest Bearing Liabilities	2,959,210	27,144	1.85%	2,881,868	39,505	2.76%	(12,361)	1,159	(13,520)
Demand deposits	264,784			259,837
Other liabilities	18,641			21,455
Shareholders' equity	237,126			238,519

Total liab. & shareholders' equity	3,479,761			$3,401,679
Net Interest Income , tax equivalent		52,798			49,362		3,436	6,491	(3,055)
Net Interest Spread			2.86%			2.61%

Net Interest margin (net interest income to total interest earning assets)			3.10%			2.97%

Tax equivalent adjustment		(1,095)			(1,491)

Net Interest Income		51,703			47,871

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2008 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three-month and six- month periods ended June 30, 2009, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the Company has reduced the average balance of federal funds sold and other short-term investments from $539.6 million in the second quarter of 2008 to $198.9 million in the second quarter of 2009.  These funds were invested in a combination of conservative agency securities and mortgage-backed securities with short and intermediate-term expected average lives, and are primarily held in the held-to-maturity and available-for-sale portfolios.  Cash flow has been used to fund the growth of the loan portfolio.

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

At the annual meeting held May 18, 2009, shareholders of the Company were asked to consider the Company’s nominees for directors and to elect three (3) directors.  The Company’s nominees for director were Thomas O. Maggs, Robert J. McCormick and William J. Purdy (all three-year terms).

The results of shareholder voting are as follows:

1.           Election of Directors:

Director	For	Withheld
Thomas O. Maggs	51,804,736	9,625,461
Robert J. McCormick	48,153,652	13,276,545
William J. Purdy	57,910,072	3,520,124

Directors continuing in office are Anthony J. Marinello, M.D., Ph.D, Joseph A. Lucarelli, Robert A. McCormick, and William D. Powers.

2.           Proposal to ratify the appointment of Crowe Horwath LLP as the independent certified public accountants of TrustCo for the fiscal year ending December 31, 2009.

For	Against	Abstain
58,955,561	1,394,487	1,080,148

Index

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

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

Date:  July 31, 2009

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