Form 10-Q
period 2009-09-30
TRUSTCO BANK CORP N Y
filed 2009-11-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer	☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 30, 2009
$1 Par Value	76,651,429

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and dividend income:
Interest and fees on loans	$31,184	31,066	93,469	91,880
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	2,314	3,344	4,951	9,470
States and political subdivisions	1,073	1,127	3,278	3,858
Mortgage-backed securities and collateralized mortgage obligations	1,464	1,700	4,626	5,210
Other securities	302	82	446	419
Total interest and dividends on securities available for sale	5,153	6,253	13,301	18,957

Interest on trading securities:
U. S. government sponsored enterprises	-	1,394	405	8,167
States and political subdivisions	7	15	23	72
Total interest on trading securities	7	1,409	428	8,239

Interest on held to maturity securities:
U. S. government sponsored enterprises	1,614	840	5,460	1,573
Mortgage-backed securities and collateralized mortgage obligations	1,781	486	3,391	763
Corporate bonds	842	-	2,239	-
Total interest on held to maturity securities	4,237	1,326	11,090	2,336

Interest on federal funds sold and other short term investments	565	1,999	1,705	8,017
Total interest income	41,146	42,053	119,993	129,429

Interest expense:
Interest on deposits:
Interest-bearing checking	158	187	531	563
Savings	774	883	2,275	3,149
Money market deposit accounts	1,096	1,296	3,156	4,669
Time deposits	9,159	14,505	31,564	46,970
Interest on short-term borrowings	422	483	1,227	1,507
Interest on long-term debt	-	-	-	1
Total interest expense	11,609	17,354	38,753	56,859

Net interest income	29,537	24,699	81,240	72,570
Provision for loan losses	3,150	1,000	7,910	2,000
Net interest income after provision for loan losses	26,387	23,699	73,330	70,570

Noninterest income:
Trust department income	1,138	1,259	3,729	4,103
Fees for other services to customers	2,701	3,221	7,947	7,647
Net trading (losses) gains	(6)	14	(350)	(229)
Net gain on securities transactions	892	21	962	439
Other	275	279	1,976	1,312
Total noninterest income	5,000	4,794	14,264	13,272

Noninterest expenses:
Salaries and employee benefits	6,707	5,786	19,916	16,943
Net occupancy expense	3,436	2,964	10,510	9,007
Equipment expense	1,396	1,019	3,780	3,099
Professional services	1,306	1,050	3,966	3,318
Outsourced Services	1,413	1,241	4,228	3,521
Advertising	742	779	2,348	1,699
Insurance	1,540	418	6,250	1,186
Other real estate (income) expense	719	(63)	1,488	(80)
Other	1,427	1,532	5,039	4,944
Total noninterest expenses	18,686	14,726	57,525	43,637

Income before taxes	12,701	13,767	30,069	40,205
Income taxes	4,792	4,733	10,431	13,275

Net income	$7,909	9,034	19,638	26,930

Net income per Common Share:
- Basic	$0.103	0.119	0.257	0.356

- Diluted	$0.103	0.119	0.257	0.356

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS:

Cash and due from banks	$40,145	41,924

Federal funds sold and other short term investments	223,795	207,680
Total cash and cash equivalents	263,940	249,604

Trading securities:
U. S. government sponsored enterprises	-	115,273
States and political subdivisions	1,040	1,053
Total trading securities	1,040	116,326

Securities available for sale:
U. S. treasuries and government sponsored enterprises	332,713	426,078
States and political subdivisions	96,652	105,137
Mortgage-backed securities and collateralized mortgage obligations	121,019	137,918
Other securities	7,838	6,869
Total securities available for sale	558,222	676,002

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2009 $242,645; 2008 $215,776)	241,992	214,851
Mortgage-backed securities (fair value 2009 $233,386; 2008 $0)	230,774	-
Corporate bonds (fair value 2009 $81,204; 2008 $49,365)	79,286	49,838
Total held to maturity securities	552,052	264,689

Loans:
Commercial	280,802	299,191
Residential mortgage loans	1,673,001	1,607,433
Home equity line of credit	272,830	250,849
Installment loans	4,995	5,865
Total loans	2,231,628	2,163,338
Less:
Allowance for loan losses	36,817	36,149
Net loans	2,194,811	2,127,189

Bank premises and equipment, net	37,359	35,156
Other assets	42,954	37,847

Total assets	$3,650,378	3,506,813

LIABILITIES:
Deposits:
Demand	$258,960	249,887
Interest-bearing checking	371,373	331,144
Savings accounts	640,983	609,444
Money market deposit accounts	354,194	285,829
Certificates of deposit (in denominations of $100,000 or more)	503,662	456,583
Other time accounts	1,133,917	1,203,384
Total deposits	3,263,089	3,136,271

Short-term borrowings	121,894	109,592
Accrued expenses and other liabilities	20,727	24,926

Total liabilities	3,405,710	3,270,789

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 and 83,166,423 shares issued at September 30, 2009 and December 31, 2008, respectively	83,166	83,166
Surplus	129,044	130,142
Undivided profits	95,512	93,818
Accumulated other comprehensive income (loss), net of tax	2,146	(1,441)
Treasury stock at cost - 6,629,078 and 7,082,494 shares at September 30, 2009 and December 31, 2008, respectively	(65,200)	(69,661)

Total shareholders' equity	244,668	236,024

Total liabilities and shareholders' equity	$3,650,378	3,506,813

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2008	$82,373	121,961	93,099	7,230		(67,595)	237,068
Comprehensive income:
Net Income - Nine Months Ended September 30, 2008	-	-	26,930	-	26,930	-	26,930
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $411)	-	-	-	-	(247)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $3891)	-	-	-	-	(2,338)	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $439)	-	-	-	-	(265)	-	-
Other comprehensive loss, net of tax:				(2,850)	(2,850)		(2,850)
Comprehensive income	-	-	-		24,080	-	-
Cash dividend declared, $.33 per share	-	-	(24,976)	-		-	(24,976)
Stock options exercised and related tax benefits	16	139	-	-		-	155
Sale of treasury stock (525,138 shares)	-	(385)	-	-		5,037	4,652
Stock based compensation expense	-	139	-	-		-	139

Ending balance, September 30, 2008	82,389	121,854	95,053	4,380		(62,558)	241,118

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Nine Months Ended September 30, 2009	-	-	19,638	-	19,638	-	19,638
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $303)	-	-	-	-	(182)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $7,231)	-	-	-	-	4,349	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $962)	-	-	-	-	(580)	-	-
Other comprehensive income, net of tax:				3,587	3,587		3,587
Comprehensive income	-	-	-		23,225	-	-
Cash dividend declared, $.235 per share	-	-	(17,944)	-		-	(17,944)
Sale of treasury stock (453,416 shares)	-	(1,258)	-	-		4,461	3,203
Stock based compensation expense	-	160	-	-		-	160

Ending balance, September 30, 2009	$83,166	129,044	95,512	2,146		(65,200)	244,668

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, July 1, 2008	$82,373	122,021	94,363	4,991		(64,244)	239,504
Comprehensive income:
Net Income - Three Months Ended September 30, 2008	-	-	9,034	-	9,034	-	9,034
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $136)	-	-	-	-	(82)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $860)	-	-	-	-	(516)	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $21)	-	-	-	-	(13)	-	-
Other comprehensive loss, net of tax:				(611)	(611)		(611)
Comprehensive income	-	-	-		8,423	-	-
Cash dividend declared, $.11 per share	-	-	(8,344)	-		-	(8,344)
Stock options exercised and related tax benefits	16	139	-	-		-	155
Sale of treasury stock (175,797 shares)	-	(359)	-	-		1,686	1,327
Stock based compensation expense	-	53	-	-		-	53

Ending balance, September 30, 2008	82,389	121,854	95,053	4,380		(62,558)	241,118

Beginning balance, July 1, 2009	$83,166	129,431	92,387	(509)		(66,340)	238,135
Comprehensive income:
Net Income - Three Months Ended September 30, 2009	-	-	7,909	-	7,909	-	7,909
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(60)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $5,520)	-	-	-	-	3,320	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $1,072)	-	-	-	-	(605)	-	-
Other comprehensive income, net of tax:				2,655	2,655		2,655
Comprehensive income	-	-	-		10,564	-	-
Cash dividend declared, $.0625 per share	-	-	(4,784)	-		-	(4,784)
Sale of treasury stock (115,907 shares)	-	(440)	-	-		1,140	700
Stock based compensation expense	-	53	-	-		-	53

Ending balance, September 30, 2009	$83,166	129,044	95,512	2,146		(65,200)	244,668

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$19,638	26,930

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,336	2,737
Loss (gain) on sale of other real estate owned	327	(142)
Provision for loan losses	7,910	2,000
Deferred tax expense	1,188	363
Stock based compensation expense	160	139
Net (gain) loss on sale of bank premises and equipment	(48)	6
Net gain on sales and calls of securities	(962)	(435)
Proceeds from sales and calls of trading securities	24,936	359,499
Purchases of trading securities	-	(312,106)
Proceeds from maturities of trading securities	90,000	164,650
Net trading losses	350	229
Increase in taxes receivable	(4,243)	(5,204)
Decrease (increase) in interest receivable	1,794	(51)
Decrease in interest payable	(1,230)	(962)
Increase in other assets	(860)	(2,365)
Increase in accrued expenses and other liabilities	617	621
Total adjustments	123,275	208,979
Net cash provided by operating activities	142,913	235,909

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	547,599	202,012
Proceeds from calls and maturities of held to maturity securities	459,106	70,000
Purchases of securities available for sale	(429,784)	(160,589)
Proceeds from maturities of securities available for sale	7,194	9,094
Purchases of held to maturity securities	(746,469)	(165,688)
Net increase in loans	(84,703)	(154,439)
Proceeds from dispositions of other real estate owned	3,178	680
Proceeds from dispositions of bank premises and equipment	171	10
Purchases of bank premises and equipment	(5,662)	(6,400)
Net cash used in investing activities	(249,370)	(205,320)

Cash flows from financing activities:

Net increase in deposits	126,818	32,744
Net increase in short-term borrowings	12,302	18,001
Repayment of long-term debt	-	(24)
Proceeds from exercise of stock options and related tax benefits	-	155
Proceeds from sale of treasury stock	3,203	4,652
Dividends paid	(21,530)	(28,685)
Net cash provided by financing activities	120,793	26,843
Net increase in cash and cash equivalents	14,336	57,432
Cash and cash equivalents at beginning of period	249,604	344,920
Cash and cash equivalents at end of period…	$263,940	402,352
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$39,983	57,821
Income taxes paid	14,642	15,824
Non cash investing and financing activites:
Transfer of loans to other real estate owned	9,171	1,695
Decrease in dividends payable	(3,586)	(3,709)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes, net of reclassification adjustment	6,267	(4,330)
Change in deferred tax effect on unrealized (gain) loss on securities available for sale, net of reclassification adjustment	(2,498)	1,727
Amortization of prior service cost on pension and post retirement plans	(303)	(411)
Change in deferred tax effect of amortization of prior service cost	121	164

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the nine months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any interim periods.  These financial statements consider events that occurred through November 6, 2009, the date the financial statements were issued.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2008 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three and nine-month periods ended September 30, 2009 and 2008 follows:

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2009:

Basic EPS:
Net income available to
Common shareholders	$7,909	76,526	$0.103

Effect of Dilutive Securities:
Stock options	------	------	-----
Diluted EPS	$7,909	76,526	$0.103

For quarter ended September 30, 2008:
For quarter ended September 30, 2008:

Basic EPS:
Net income available to
Common shareholders	$9,034	75,833	$0.119

Effect of Dilutive Securities:
Stock options	-------	12	-----
Diluted EPS	$9,034	75,845	$0.119

Index

(In thousands, except per share data)	Net Income	Weighted Average Shares Outstanding	Per Share Amounts
For the nine months ended September 30, 2009:

Basic EPS:
Net income available to
Common shareholders	$19,638	76,329	$0.257

Effect of Dilutive Securities:
Stock options	------	------	-----
Diluted EPS	$19,638	76,329	$0.257

For nine months ended September 30, 2008:

Basic EPS:
Net income available to
Common shareholders	$26,930	75,672	$0.356

Effect of Dilutive Securities:
Stock options	-------	8	-----
Diluted EPS	$26,930	75,680	$0.356

There were approximately 2.8 million and 3.4 million stock options for the three and nine  months ended September 30, 2009 and 4.0 million and 4.1 million stock options for the three and nine months ended September 30, 2008 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.  The options are considered antidilutive because the option price is greater than the current market price.

3.	Benefit Plans
The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three-month and nine-month periods ended September 30, 2009 and 2008 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense (Benefit) for the three months ended September 30, 2009 and 2008 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$11	12	6	6
Interest cost	199	367	18	15
Expected return on plan assets	(200)	(493)	(87)	(117)
Amortization of prior service cost	181	-	(101)	(136)
Net periodic expense(benefit)	$191	(114)	(164)	(232)

Index

Components of Net Periodic Expense (Benefit) for the nine months ended September 30, 2009 and 2008 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008

Service cost	$35	37	18	19
Interest cost	1,001	1,072	50	44
Expected return on plan assets	(910)	(1,495)	(257)	(350)
Amortization of prior service cost	239	-	(303)	(411)
Net periodic expense(benefit)	$365	(386)	(492)	(698)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2009.  As of September 30, 2009, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2009.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide post-retirement medical benefits to a limited number of retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
Available-for sale
U.S. government-sponsored enterprises	$331,357	1,520	164	332,713
State and political subdivisions	92,661	3,992	1	96,652
Mortgage-backed securities	119,647	2,319	947	121,019
Other securities	7,796	43	1	7,838

Total available-for-sale securities	$551,461	7,874	1,113	558,222

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
Held-to-maturity
U.S. government-sponsored enterprises	$241,992	817	164	242,645
Mortgage-backed securities	230,774	2,693	81	233,386
Other securities	79,286	1,918	-	81,204

Total held-to-maturity securities	$552,052	5,428	245	557,235

Index

The following table shows the amortized cost and fair value of the portfolios by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized Cost	Fair Value
(Dollars in thousands)
Available-for-sale
Within one year	$19,704	19,961
One to five years	321,614	325,133
Five to ten years	144,829	144,843
Beyond ten years	65,314	68,285

Total	$551,461	558,222

Held-to-maturity
Within one year	$40,034	40,244
One to five years	434,974	439,579
Five to ten years	77,044	77,412

Total	$552,052	557,235

The following table summarizes the investment securities with unrealized losses at September 30, by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Available-for-sale
U.S. government-sponsored enterprises	$65,709	164	-	-	65,709	164
States and political subdivisions	-	-	388	1	388	1
Mortgage-backed securities	28,736	654	11,589	293	40,325	947
Other securities	513	1	-	-	513	1

Total available-for-sale	$94,958	819	11,977	294	106,935	1,113

Held-to-maturity
U.S. government-sponsored enterprises	$47,462	164	-	-	47,462	164
Mortgage-backed securities	10,019	81	-	-	10,019	81
Other securities	-	-	-	-	-	-

Total held-to-maturity	$57,481	245	-	-	57,481	245

Proceeds from sales and calls of securities available for sale were $547.6 million and $202.0 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $1.3 million and $972 thousand and gross losses of $288 thousand and $533 thousand were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $154.1 million and $43.0 million for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $1.1 million and $178 thousand and gross losses of $245 thousand and $157 thousand were realized on these sales during 2009 and 2008, respectively.

Index

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 “Investments – Debt and Equity Securities.”

In determining OTTI under the FASB ASC. 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2009, the Company’s security portfolio consisted of 463 securities, 20 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities

At September 30, 2009, approximately 97% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Index

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $10.5 million which had unrealized losses of approximately $252 thousand at September 30, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of FASB ASC 325 “Investments – Other, Beneficial Interest in Securitized Financial Assets.”  The Company monitors to insure it has adequate credit support and as of September 30, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.  All the securities are rated AA- or higher by one or more rating agencies.

Other Securities

The Company’s unrealized losses on other securities relate primarily to its investment in corporate bonds.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.  Credit ratings on these securities remain within policy limits.

As a result of the above analysis, for the three-month and nine-month periods ended September 30, 2009, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.	Fair Value

FASB ASC 820 “Fair Value Measurement and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the value that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Index

Securities Available for Sale and Trading Securities:  Securities available for sale and trading  securities are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  This results in a Level 2 classification of the inputs for determining fair value.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities were $6 thousand of net trading losses and $14 thousand of net trading gains for the three months ended September 30, 2009 and 2008, respectively and $350 thousand and $229 thousand net trading losses for the nine months ended September 30, 2009 and 2008, respectively.

Other Real Estate Owned:  The fair value of other real estate owned is determined by observable  comparable sales and property valuation techniques.  This results in a Level 2 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value under FASB ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at
September 30, 2009 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$332,713	-	332,713	-
States and political subdivisions	96,652	-	96,652	-
Mortgage-backed securities	121,019	-	121,019	-
Other securities	7,838	-	7,838	-

Total securities available-for-sale	$558,222	-	558,222	-

Trading Securities
States and political subdivisions	$1,040	-	1,040	-

Total trading securities	$1,040	-	1,040	-

Index

Fair Value Measurements at
December 31, 2008 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$426,078	-	426,078	-
States and political subdivisions	105,137	-	105,137	-
Mortgage-backed securities	137,918	-	137,918	-

Other securities	6,869	-	6,869	-

Total securities available-for-sale	$676,002	-	676,002	-

Trading Securities
U.S. government- sponsored enterprises	$115,273	-	115,273	-
States and political subdivisions	$1,053	-	1,053	-

Total trading securities	$116,326	-	116,326	-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2009 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$7,547	-	7,547	-

Other real estate owned, which is carried at lower of cost or fair value, was written down to fair value of $7.5 million, resulting in a cumulative valuation allowance of $245 thousand net of dispositions at period-end.  A valuation charge of $761 thousand is included in earnings for the period ending September 30, 2009.

Index

Fair Value Measurements at
December 31, 2008 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$1,832	-	1,832	-

In accordance with FASB ASC 825 “Financial Instruments,” the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 are as follows:

(dollars in thousands)

	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$263,940	263,940
Trading securities	1,040	1,040
Securities available-for-sale	558,222	558,222
Securities held-to-maturity	552,052	557,235
Loans, net	2,194,811	2,237,213
Accrued interest receivable	14,242	14,242
Financial liabilities:
Demand deposits	258,960	258,960
Interest bearing deposits	3,004,129	3,015,651
Short-term borrowings	121,894	121,894
Accrued interest payable	1,647	1,647

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

Index

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
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now a part of FASB ASC 320, "Investments - Debt and Equity Securities", and which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Through the period ended June 30, 2009, the Company recognized no cumulative other -than-temporary impairment charges. The Company adopted the FSP effective April 1, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

Index

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a part of FASB ASC 820, "Fair Value Measurement and Disclosures."  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this FSP at September 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now a part of FASB ASC 825, "Financial Instruments."   This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at September 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 5.

In August, 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as subset of Topic 820 – “Fair Value Measurements and Disclosure”.  Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach.  The ASU is effective as of September 30, 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company's management.

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
November 6, 2009

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three-month  and nine-month periods ended September 30, 2009, with comparisons to 2008 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2008 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The third quarter of 2009 saw a mix of continued improvement in many financial markets, particularly in equities, but more subdued news in terms of underlying economic conditions.  The sharp volatility in markets that had been occurring through much of 2008 and into the first quarter of 2009 was generally absent in the third quarter of 2009.  While the pace of bank failures has remained significantly elevated in 2009, the focus has mostly been on smaller institutions, and have been more the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the preceding quarters.  The 2008 and early 2009 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Bank (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The economic outlook for the balance of 2009 remains relatively weak.  Although many economists expect stabilization and even improvement in 2010, major uncertainties remain.

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at September 30, 2009, should general housing prices and other economic measures in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.

Index

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.  During the quarter, the slope of the yield curve was relatively positive, showing limited change compared to the second quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  The sheer volume of government financing that is expected in the coming quarters is likely to be a factor in the direction and level of rates.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-months and nine-months ended September 30, 2009 and 2008.

Overview
TrustCo recorded net income of $7.9 million, or $0.103 of diluted earnings per share for the three months ended September 30, 2009, as compared to net income of $9.0 million or $0.119 of diluted earnings per share in the same period in 2008.  For the nine months ended September 30, 2009 TrustCo recorded net income of $19.6 million or $0.257 per share compared to $26.9 million of net income and $0.356 earnings per share in the first nine months of 2008.

The primary factors accounting for the year to date changes were:

•	Increase in the average balance of interest earning assets of $120.7 million to $3.44 billion for the first nine months of 2009 compared to the same period in 2008,

Index

•	Increase in the average balance of interest bearing liabilities of $113.4 million to $3.00 billion for the first nine months of 2009 as compared to 2008,

•	Increase in net interest margin from 3.00% for the first nine months of 2008 to 3.20% for the nine months of 2009,

•	Increase in the provision for loan losses from $2.0 million for the first nine months of 2008 to $7.9 million in the comparable period in 2009,

•
Increase in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $13.1 million for the first nine months of 2008 to $13.7 million for the comparable period in 2009.  Excluded from noninterest income were $439 thousand of net gains on securities transactions for the first nine months of 2008 compared to net gains of $962 thousand for the same period in 2009, and $229 thousand of net trading losses in the 2008 period compared to $350 thousand of net losses in the first nine months of 2009, and

•
An increase of $13.9 million in noninterest expense for the first nine months of 2009 as compared to the first nine months of 2008, with $5.0 million of the increase due to higher FDIC insurance assessments.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to control national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed thus far in 2009.  The effective, or actual Federal Funds rate was often below the targeted rate, particularly in the latter part of 2008.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate; however during 2008 highly competitive conditions in the banking industry resulted in rates on deposit accounts not declining in line with the Federal Funds rate.  Continued low rates on US Treasuries and the failure of several significant competitors has led to an improvement in the rate environment thus far in 2009 in some areas, and the moderation of deposit rates experienced in the first half of 2009 generally continued in the third quarter of 2009 relative to prior periods.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

As noted previously, the yield on other financial instruments, including the 10 year Treasury bond rate did not change in-line with the Federal Funds rate. Despite the Federal Funds rate declining by approximately 400 basis points, the yield on the 10 year Treasury declined only 179 basis points, from 4.04% to 2.25% during 2008.  In the third quarter of 2009, the 10 year Treasury rate generally trended up for the first half of the quarter and then downward through quarter-end.  The yield peaked at 3.89% in early August and ended the period at 3.31%.  There was significant rate volatility during the quarter.  The rate on the 10 year treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The FRB is also attempting to influence rates on mortgage loans by other means, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  The FRB will eventually halt these purchases, which may contribute to higher rates.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the trading portfolio and the securities available for sale portfolio, which are recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

The net effect of these interest rate changes is that the yields earned on both short term investments and longer term investments generally remain below historic norms.  As noted, deposit costs have declined over the first nine months of 2009.

Index

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

For the third quarter of 2009, the net interest margin increased to 3.42% from 3.04% for the third quarter of 2008.  The margin also improved relative to the 3.24% recorded in the second quarter of 2009.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments decreased by $234.9 million and the average yield decreased 57 basis points to 1.50% in the third quarter of 2009 compared to the same period in 2008.  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate.  The decline in the average balance reflects the decision to reallocate into securities as a result of the low returns generally available on federal funds and short-term investments.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities increased by $266.8 million and the average yield decreased to 3.38% from 4.22% for the third quarter of 2009 compared to the same period in 2008.  The increase in balances is primarily the result of a shift from federal funds, as noted.

-
The average loan portfolio grew by $160.4 million to $2.20 billion and the average yield decreased 42 basis points to 5.66% in the third quarter of 2009 compared to the same period in 2008.  The decline in the average yield reflects the decline in market interest rates on new loans and variable rate loans.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $184.1 million and the average rate paid decreased 88 basis points to 1.49% in the third quarter of 2009 compared to the same period in 2008.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the third quarter of 2009 the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary markets have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  As noted, the average balance of federal funds sold and other short-term investments decreased, reflecting a shift towards a larger held-to-maturity portfolio of investment securities, a larger available-for-sale portfolio and continued loan growth.  More significant reductions in trading securities were also reflective of the shift towards a larger held-to-maturity portfolio.

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

Earning Assets
Total average interest earning assets increased from $3.34 billion in the third quarter of 2008 to $3.53 billion in the same period of 2009 with an average yield of 5.11% in 2008 and 4.72% in 2009.  Interest income on average earning assets declined from $42.6 million in the third quarter of 2008 to $41.7 in the third quarter of 2009, on a tax equivalent basis, as the decline in yields more than offset the growth in average earning assets.

Loans
The average balance of loans was $2.20 billion in the third quarter of 2009 and $2.04 billion in the comparable period in 2008.  The yield on loans decreased 42basis points to 5.66%.  The higher average balances slightly more than offset the lower yield, leading to an increase in the interest income on loans from $31.1 million in the third quarter of 2008 to $31.2 million in the third quarter of 2009.

Compared to the third quarter of 2008, the average balance of the loan portfolio during the third quarter of 2009 increased in residential and home equity loans, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.65 billion in 2009 compared to $1.51 billion in 2008, an increase of 9.0%.  The average yield on residential mortgage loans decreased by 21 basis points to 5.92% in the third quarter of 2009 compared to 2008.

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

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $10.7 million to an average balance of $284.1 million in the third quarter of 2009 over the prior year.  The average yield on this portfolio decreased 59 basis points to 5.94% over the same period.  The decline in yield reflects the reduction in the federal funds rate and the associated reduction in the prime rate.

The average yield on home equity credit lines decreased 139 basis points to 3.60% during the third quarter of 2009 compared to 2008.  The decline in yield was primarily the result of the decline in the underlying index rate in step with the decline in the fed funds rate as well as low initial rates for new lines.  The average balances of home equity lines increased 15.7% to $268.4 million in the third quarter of 2009 as compared to the prior year.

Securities Available-for-Sale

The average balance of the securities available-for-sale portfolio for the third quarter of 2009 was $612.9 million compared to $546.5 million for the comparable period in 2008.  The average yield was 3.70% for the third quarter of 2009 and 5.00% for the third quarter of 2008.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, mortgage-backed securities and collateralized mortgage obligation bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

Trading Securities
The average balance of trading securities for the third quarter of 2009 was $1.0 million, compared to $220.8 million in the comparable period of 2008.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 4.44% for the third quarter of 2009, compared to 2.57% for the comparable period in 2008.  The sole remaining security held as trading securities is a short term municipal bond.  The balance for this bond is recorded at fair value with any such adjustment recorded to the income statement.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $560.8 million for the third quarter of 2009 and the period-end balance was $552.1 million.  At year-end 2008, the balance was $264.7 million.  The average yield was 3.02% for the 2009 period compared to 3.77% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, mortgage-backed securities and corporate bonds.  The balances for these bonds are recorded at amortized cost.

Securities Portfolios
The unrealized gain in the available-for-sale securities portfolios increased from $494 thousand at December 31, 2008 to $6.8 million as of September 30, 2009 primarily due to changes in interest rates.

Index

Federal Funds Sold and Other Short-term Investments
The 2009 third quarter average balance of federal funds sold and other short-term investments was $149.4 million, a $234.9 million decline from the $384.3 million average for the same period in 2008.  The portfolio yield decreased from 2.07% in 2008 to 1.50% in 2009.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold.  Interest income from this portfolio decreased by approximately $1.4 million from $2.0 million in 2008 to $0.6 million in 2009, due to both the decline in yield and the lower average balance.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.81 billion during the third quarter of 2008 to $2.99 billion in the third quarter of 2009, and the average rate paid decreased from 2.39% for 2008 to 1.48% for 2009.  Total interest expense on these deposits decreased $5.7 million to $11.2 million in the third quarter of 2009 compared to the year earlier period.

Average short-term borrowings for the quarter were $104.5 million in 2009 compared to $100.1 million in 2008.  The average rate decreased during this time period from 1.92% in 2008 to 1.60% in 2009.  Rates on short-term borrowings tend to change with the  Federal Funds rate.

Net Interest Income
Taxable equivalent net interest income increased by $4.8 million to $30.1 million in the third quarter of 2009 as compared to the same period in 2008.  The net interest spread increased from 2.74% in the third quarter of 2008 to 3.23% in 2009. The net interest margin increased by 38 basis points to 3.42% for the third quarter of 2009.

Nonperforming Assets
Nonperforming assets include nonperforming loans, which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of September 30, 2009:

Nonperforming loans: Total nonperforming loans were $44.1 million at September 30, 2009, a nominal increase from $43.9 million at June 30, 2009 and from $33.9 million at December 31, 2008.  There were $43.6 million of nonaccrual loans at September 30, 2009 compared to the $43.5 million at June 30, 2009 and $32.7 million at December 31, 2008.  Restructured loans were $405 thousand at September 30, 2009 compared to $418 at June 30, 2009 and $598 thousand at December 31, 2008.  There were no loans at September 30, 2009 that were past due 90 days or more and still accruing interest, compared to $594 thousand at December 31, 2008.

Index

At September 30, 2009, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $44.1 million, $32.0 million were residential real estate loans and $12.0 million were commercial mortgages, compared to $31.5 million and $12.3 million, respectively at June 30, 2009 and $24.1 million and $9.8 million, respectively as of December 31, 2008.

As previously noted, a significant percentage of non-performing loans (NPLs) are residential real estate loans (73% at September 30, 2009 and 71% at December 31, 2008), which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has been very strong with net charge-offs/(recoveries) of 0.39% of average residential real estate loans (including home equity lines of credit) for the first nine months of 2009 (annualized) compared to 0.12% for the same period in 2008.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Further, a relatively insignificant portion of the Company’s residential real estate loans are in the Florida markets, which the Company has recently entered.  Loan origination in these areas has decreased and underwriting standards revised to correspond to the risks in these markets.

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

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2009, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $12.0 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2009, compared to $12.3 million at June 30, 2009 and $9.8 million as of December 31, 2008.  There were $405 thousand of impaired retail loans at September 30, 2009, compared to $418 thousand at June 30, 2009 and $598 thousand at December 31, 2008.  The average balances of all impaired loans were $12.9 million during the third quarter of 2009 and $12.9 million in the second quarter of 2009.  The Company recognized approximately $42 thousand of interest income on these loans in the first nine months of 2009 and approximately $265 thousand for all of 2008.

Index

At September 30, 2009 there was $7.5 million of foreclosed real estate as compared to $6.9 million at June 30, 2009 and $1.9 million at December 31, 2008.

During the third quarter of 2009, there were $500 thousand of gross commercial loan charge offs and $2.4 million of gross residential mortgage and consumer loan charge-offs as compared with no commercial loan charge-offs and $1.1 million of residential mortgage and consumer loan charge-offs in the third quarter of 2008.  Gross recoveries during the third quarter of 2009 were $6 thousand for commercial loans and $355 thousand for residential mortgage and consumer loans, compared to $43 thousand for commercial loans and $247 thousand for residential and consumer in the third quarter of 2008.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

At September 30, 2009, the allowance for loan losses was $36.8 million, compared to the December 31, 2008 balance of $36.1 million.  The allowance represents 1.65% of the loan portfolio as of September 30, 2009 compared to 1.67% at December 31, 2008.  The decline in this ratio compared to prior periods primarily reflects continued growth in the loan portfolio.  The Company considers that there is lower inherent risk of loss for newer loans, and the fact that less risky residential loans continue to constitute most of the non-accrual loans.  Further, this slight reduction reflects the Company’s historically strong net charge-off(recovery) levels and the high percentage of nonperforming loans which are made up of lower-risk residential real estate loans.

The provision for loan losses was $3.2 million for the quarter ended September 30, 2009 compared to $1.0 million for the third quarter of 2008 and to $2.8 million in the quarter ended June 30, 2009.  Net charge-offs for the three-month period ended September 30, 2009 were $2.5 million compared to net charge-offs of $807 thousand for the comparable period in 2008 and $2.8 million in the period ended June 30, 2009.  The provision for loan losses was increased on a quarter-to-date basis primarily due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Noninterest Income
Total noninterest income for the third quarter of 2009 was $5.0 million, compared to $4.8 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $4.7 million in the third quarter of 2008 to $4.1 million in the third quarter of 2009.  Trading gains and net gains on securities transactions were $886 thousand in the third quarter of 2009, compared to gains of $35 thousand in the third quarter of 2008.  With the reduction in the size of the portfolio of trading securities, the levels of trading gains or losses is likely to be insignificant going forward.

For the first nine months of 2009, total noninterest income was $14.3 million, compared to $13.3 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income increased to $13.7 million in 2009 from $13.1 million in 2008.  Trading losses and net losses on securities transactions were $612 thousand in 2009, compared to gains of $210 thousand in 2008.

Trust department income decreased to $1.1 million for the third quarter of 2009 compared to $1.3 million in the third quarter of 2008. Trust department assets under management were $752 million at September 30, 2009 compared to $884 million at September 30, 2008.  The decline in trust assets was due primarily to declines in equity market valuations. The decline in trust fee income is a result of lower assets under management.  For the first nine months of 2009, trust department income was $3.7 million, down $374 thousand from the prior year, reflecting lower equity market valuations partly mitigated by a non-recurring estate administration fee earned in the first nine months of 2009.

Fees for other services to customers plus other income decreased to $3.0 million in the third quarter of 2009 compared to $3.5 million in the same period in 2008.  For the first nine months of 2009, fees for other services to customers plus other income were $9.9 million, up from $9.0 million in 2008, again reflecting changes in fee policies and fees being charged on a larger customer base.

Noninterest Expenses
Total noninterest expense increased from $14.7 million for the three months ended September 30, 2008 to $18.7 million for the three months ended September 30, 2009, with increases in each major expense category.  The most significant increase was in insurance, which rose from $418 thousand in the third quarter of 2008 to $1.5 million in the third quarter of 2009.  The  increase was due to the increase in FDIC insurance assessments.  Similarly, insurance costs for the first nine months of 2009 were $6.3 million, up $5.1 million from the prior year, with essentially the entire increase due to higher FDIC assessments.  Both the special and regular assessment changes impacted all FDIC insured institutions for the nine months ended September 30, 2009.  The FDIC is currently proposing a plan to restore the Deposit Insurance Fund to its mandated level by having insured depository institutions prepay their estimated assessments for 2010 through 2012 on December 30, 2009.  The estimate would incorporate a 3 basis point increase in the premium rate beginning in 2011, and would assume 5% annual deposit growth.  This prepaid item would be expensed over the covered time period, with adjustments made for the premium rate change and actual deposit growth rates.

Index

Salaries and employee benefits increased $921 thousand to $6.7 million for third quarter of 2009.  Higher salaries and benefits are primarily due to increased staffing related to the branch expansion initiative.  Full time equivalent headcount was 727 as of September 30, 2009, compared to 726 as of June 30, 2009 and 696 as of September 30, 2008.  For the first nine months of 2009, salaries and employee benefits were $19.9 million, up $3.0 million from the prior year.  Net occupancy expense increased $472 thousand to $3.4 million during the third quarter of 2009 compared to the year-ago period and were up $1.5 million to $10.5 million for the first nine months compared to the prior year.  The increase is the result of new branch opening costs and the increased cost of utilities and taxes on branch locations.  Equipment expense increased by $377 thousand to $1.4 million in the third quarter of 2009 and by $681 thousand to $3.8 million for the first nine months of 2009, also reflecting new offices and general growth.

Professional services and outsourced services were up a combined $428 thousand to $2.7 million in the third quarter of 2009 compared to a year earlier, and were up $1.4 million to $8.2 million for the first nine months of 2009.  The largest component of the increase was related to the increased level of problem loans.  ORE expenses increased by $782 thousand to $719 thousand as the number of foreclosed properties has increased.  Advertising expenses decreased by $37 thousand to $742 thousand in the third quarter of 2009 compared to the prior year.   For the first nine months of 2009, ORE expenses were up $1.6 million to $1.5 million and advertising was up $649 thousand to $2.3 million compared to the first nine months of 2008.

Income Taxes
In the third quarter of 2009, TrustCo recognized income tax expense of $4.8 million as compared to $4.7 million for the same period in 2008.  The effective tax rates were 37.7% and 34.4% for the third quarters of 2009 and 2008, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes, and in the 2009 period, a $360 thousand charge due to a final IRS tax decision.  In the first nine months of 2009, TrustCo recognized income tax expense of $10.4 million as compared to $13.3 million for the same period in 2008.  The effective tax rates were 34.7% and 33.0% for the first nine months of 2009 and 2008, respectively.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at September 30, 2009 was $244.7 million, compared to $236.0 million at year-end 2008. TrustCo declared a dividend of $0.0625 per share in the third quarter of 2009.  This results in a dividend payout ratio of 60.5% based on third quarter 2009 earnings per share of $0.103

Index

The Company achieved the following ratios as of September 30, 2009 and 2008:

	September 30,		Minimum Regulatory
	2009	2008	Guidelines
Tier 1 risk adjusted capital	12.45%	12.62%	4.00%

Total risk adjusted capital	13.71%	13.88%	8.00%

In addition, at September 30, 2009, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.65%, compared to 6.73% at December 31, 2008, compared to a minimum regulatory requirement of 4.00%.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these  securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.5 million in 2009 and ($2.9) million in 2008.  The subtotals contained in the following  table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three Month	2009		Three Month	2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U.S. Treasuries	$-	-	0.00%	$2,027	$10	1.99%	(10)	(10)	-
U. S. Gov't Sponsored Enterprises	366,595	2,314	2.52%	284,470	3,334	4.69%	(1,020)	4,352	(5,372)

Mortgage-backed securities and collateralized mortgage obligations	125,503	1,463	4.66%	145,757	1,700	4.67%	(237)	(233)	(4)
States and political subdivisions	99,560	1,594	6.40%	104,200	1,714	6.58%	(120)	(74)	(46)
Other	21,214	302	5.69%	10,030	74	2.94%	228	124	104
Total securities available for sale	612,872	5,673	3.70%	546,484	6,832	5.00%	(1,159)	4,159	(5,318)

Federal funds sold and other short-term Investments	149,440	565	1.50%	384,348	1,999	2.07%	(1,434)	(989)	(445)

Trading Securities:
U. S. Gov't Sponsored Enterprises	-	-	0.00%	217,189	1,395	2.57%	(1,395)	(1,395)	-
States and political subdivisions	1,044	12	4.44%	3,611	22	2.45%	(10)	(72)	62
Total Trading Securities	1,044	12	4.44%	220,800	1,417	2.57	(1,405)	(1,467)	62

Held to Maturity Agencies	266,921	1,614	2.42%	99,069	840	3.39%	774	2,306	(1,532)
Held to Maturity Corp. Bonds	76,004	842	4.43%	41,621	486	4.67%	356	523	(167)
Held to Maturity GNMA	217,911	1,781	3.27%	-	-	0.00%	1,781	1,781	-
Total Held to Maturities	560,836	4,237	3.02%	140,690	1,326	3.77%	2,911	4,610	(1,699)

Commercial Loans	284,123	4,218	5.94%	294,831	4,815	6.53%	(597)	(171)	(426)
Residential mortgage loans	1,646,830	24,367	5.92%	1,511,412	23,153	6.13%	1,214	5,470	(4,256)
Home equity lines of credit	268,387	2,436	3.60%	231,869	2,906	4.99%	(470)	2,158	(2,628)
Installment loans	4,613	171	14.71%	5,436	198	14.50%	(27)	(45)	18
Loans, net of unearned income	2,203,953	31,192	5.66%	2,043,548	31,072	6.08%	120	7,412	(7,292)

Total interest earning assets	3,528,145	41,679	4.72%	3,335,870	42,646	5.11%	(967)	13,725	(14,692)
Allowance for loan losses	(36,588)			(34,859)
Cash & non-interest earning assets	126,057			130,844

Total assets	$3,617,614			$3,431,855

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	$375,801	158	0.17%	$316,471	187	0.23%	(29)	147	(176)
Money market accounts	341,040	1,096	1.27%	303,613	1,296	1.70%	(200)	790	(990)
Savings	651,897	774	0.47%	619,039	883	0.57%	(109)	262	(371)
Time deposits	1,621,769	9,159	2.24%	1,571,659	14,505	3.67%	(5,346)	2,996	(8,342)
Total interest bearing deposits	2,990,507	11,187	1.48%	2,810,782	16,871	2.39%	(5,684)	4,195	(9,879)
Short-term borrowings	104,520	422	1.60%	100,107	483	1.92%	(61)	121	(182)
Long-term debt	-	-	0.00%	8	-	5.17%	-	-	-
Total Interest Bearing Liabilities	3,095,027	11,609	1.49%	2,910,897	17,354	2.37%	(5,745)	4,316	(10,061)
Demand deposits	262,911			262,239
Other liabilities	20,041			20,366
Shareholders' equity	239,635			238,353

Total liab. & shareholders' equity	$3,617,614			$3,431,855
Net Interest Income , tax equivalent		30,070			25,292		4,778	9,409	(4,631)
Net Interest Spread			3.23%			2.74%

Net Interest margin (net interest income to total interest earning assets)			3.42%			3.04%

Tax equivalent adjustment		(533)			(593)

Net Interest Income		29,537			24,699

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.2 million in 2009 and ($1.2) million in 2008.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine Month	2009		Nine Month	2008
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U.S. Treasuries	880	13	1.92%	$1,676	$45	3.55%	(32)	(16)	(16)
U. S. Gov't Sponsored Enterprises	249,908	4,938	2.63%	255,038	9,425	4.93%	(4,487)	(185)	(4,302)
Mortgage-backed securities and collateralized mortgage obligations	133,289	4,626	4.63%	149,353	5,211	4.65%	(585)	(563)	(22)
States and political subdivisions	101,173	4,869	6.42%	116,404	5,869	6.72%	(1,000)	(746)	(254)
Other	12,556	447	2.50%	11,022	439	5.32%	8	131	(123)
Total securities available for sale	497,806	14,893	3.93%	533,493	20,989	5.25%	(6,096)	(1,379)	(4,717)

Federal funds sold and other short-term Investments	219,416	1,705	1.04%	422,701	8,017	2.53%	(6,312)	(2,837)	(3,475)

Trading Securities
U. S. Gov't Sponsored Enterprises	18,190	405	2.97%	287,803	8,167	3.78%	(7,762)	(6,317)	(1,445)
States and political subdivisions	1,048	35	4.42%	4,953	109	2.94%	(74)	(135)	61
Total Trading Securities	19,238	440	3.05%	292,756	8,276	3.77%	(7,836)	(6,452)	(1,384)

Held to Maturity Agencies	304,648	5,460	2.39%	57,843	1,573	3.63%	3,887	4,927	(1,040)
Held to Maturity Corp. Bonds	67,299	2,239	4.44%	21,851	763	4.66%	1,476	1,537	(61)
Held to Maturity GNMA	146,347	3,391	3.09%	-	-	0.00%	3,391	3,391	-
Total Held to Maturities	518,294	11,090	2.85%	79,694	2,336	3.91%	8,754	9,855	(1,101)

Commercial Loans	290,657	12,935	5.93%	290,050	14,472	6.65%	(1,537)	50	(1,587)
Residential mortgage loans	1,629,403	72,939	5.97%	1,466,543	67,625	6.15%	5,314	8,384	(3,070)
Home equity lines of credit	261,129	7,090	3.63%	229,414	9,198	5.36%	(2,108)	1,748	(3,856)
Installment loans	4,785	528	14.74%	5,406	600	14.83%	(72)	(68)	(4)
Loans, net of unearned income	2,185,974	93,492	5.70%	1,991,413	91,895	6.15%	1,597	10,114	(8,517)

Total interest earning assets	3,440,728	121,620	4.70%	3,320,057	131,513	5.28%	(9,893)	9,301	(19,194)
Allowance for loan losses	(36,265)			(34,688)
Cash & non-interest earning assets	121,755			126,469

Total assets	3,526,218			$3,411,838

Liabilities and shareholders' equity

Deposits:
Interest Bearing Checking Accounts	360,045	531	0.20%	$296,927	563	0.25%	(32)	136	(168)
Money market accounts	315,546	3,156	1.34%	318,811	4,669	1.96%	(1,513)	(47)	(1,466)
Savings	637,404	2,275	0.48%	614,718	3,149	0.68%	(874)	177	(1,051)
Time deposits	1,593,153	31,564	2.65%	1,565,843	46,970	4.01%	(15,406)	1,330	(16,736)
Total interest bearing deposits	2,906,148	37,526	1.73%	2,796,299	55,351	2.64%	(17,825)	1,596	(19,421)
Short-term borrowings	98,833	1,227	1.66%	95,300	1,507	2.11%	(280)	86	(366)
Long-term debt	-	-	0.00%	16	1	5.24%	(1)	(1)	-
Total Interest Bearing Liabilities	3,004,981	38,753	1.72%	2,891,615	56,859	2.63%	(18,106)	1,681	(19,787)
Demand deposits	264,153			260,644
Other liabilities	19,112			21,116
Shareholders' equity	237,972			238,463

Total liab. & shareholders' equity	3,526,218			$3,411,838
Net Interest Income , tax equivalent		82,867			74,654		8,213	7,620	593
Net Interest Spread			2.98%			2.65%

Net Interest margin (net interest income to total interest earning assets)			3.20%			3.00%

Tax equivalent adjustment		(1,627)			(2,084)

Net Interest Income		81,240			72,570

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2008 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three-month and nine- month periods ended September 30, 2009, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the Company has reduced the average balance of federal funds sold and other short-term investments from $384.3 million in the third quarter of 2008 to $149.4 million in the third quarter of 2009.  These funds were invested in a combination of conservative agency securities and mortgage-backed securities with short and intermediate-term expected average lives, and are primarily held in the held-to-maturity and available-for-sale portfolios.  Cash flow has been used to fund the growth of the loan portfolio.

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

Date:  November 6, 2009

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