Form 10-K
period 2009-12-31
TRUSTCO BANK CORP N Y
filed 2010-03-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
Yes.☒ No.☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes. ☐ No.☒

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2009 was approximately $431,551,689 (based upon the closing price of $5.89 on June 30, 2009, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 76,761,238.

Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2010 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

Index

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report, which have not been specifically exempted by the SEC, may nevertheless constitute “non-GAAP financial measures” within the meaning of the SEC’s new rules, although we are unable to state with certainty that the SEC would so regard them.

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

The Efficiency Ratio:  Financial institutions often use an “efficiency ratio” as a measure of expense control.  The efficiency ratio typically is defined as noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income.  As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as non-recurring charges, and other real estate expense (deducted from noninterest expense) and securities transactions and other non-recurring income items (excluded from noninterest income).  We follow these practices.

Index

PART I

Item 1.                   Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. The Company’s principal subsidiary, Trustco Bank, (the “Bank”) is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 732 full-time equivalent employees of TrustCo at year-end 2009. TrustCo had 14,127 shareholders of record as of December 31, 2009  and the closing price of the TrustCo common stock on that date was $6.30.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 134 automatic teller machines and 132 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Charlotte, Hillsborough, Lake, Manatee, Orange, Osceola, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision (“OTS”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., holds certain mortgage assets that are serviced by the Bank. The Bank accounted for substantially all of TrustCo’s 2009 consolidated net income and average assets. During 2008, the Bank dissolved and liquidated its former subsidiary Trustco Vermont Investment Company and caused the distribution of all of the assets of that subsidiary to the Bank.  The Bank holds three subsidiaries, (1) Trustco Insurance Agency, Inc., which is a licensed insurance agency, (2) Trustco Realty Corp, and (3) ORE Property, Inc.  None of these subsidiaries engage in any significant business activities.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $762 million as of December 31, 2009.

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

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial and savings banks. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

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

Index

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2009 contains information concerning restrictions on the Bank’s ability to pay dividends and is hereby incorporated by reference.) Compliance with the standards set forth in the OTS rules regarding capital distribution by savings associations and savings banks could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve System, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2009 for information concerning the Bank’s regulatory capital requirements.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Holding Company Activities

The activities of savings and loan holding companies are governed, and limited, by the HOLA. TrustCo’s activities are limited to those permissible for “multiple” savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for “financial holding companies” (which are described below). “Savings associations” include federal savings banks such as the Bank. TrustCo must obtain approval from the appropriate bank regulatory agencies before acquiring control of any insured depository institution.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without the prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Securities Regulation and Corporate Governance

The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of The Nasdaq Stock Market LLC, on which its common stock is traded. Like other issuers of publicly traded securities, the Company must also comply with The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

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

The FDIC is required by statute to maintain the DIF’s “reserve ratio” (determined by dividing the DIF balance by the estimated amount of deposits insured by the DIF) within a range of 1.15 percent to 1.50 percent.  If the reserve ratio falls below 1.15 percent–or is expected to within 6 months–the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within a specified period of time.

Recent failures have significantly increased the DIF’s losses such that its reserve ratio is less than the mandated 1.15 percent. In October 2008, the FDIC established a restoration plan for the DIF that called for FDIC assessment rates designed to return the reserve ratio to 1.15 percent within five years; the FDIC amended the plan in February 2009 to extend the time period for achieving the 1.15 percent ratio to seven years. Finally, in September 2009, the FDIC further amended the restoration plan to extend the time period to eight years as permitted by amendments to the Federal Deposit Insurance Act enacted by Congress in May 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. The Bank paid this special assessment in September, 2009.

Finally, on November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 payment. Other assessments to be paid to the FDIC, such as the fees for the Temporary Liquidity Guarantee Program and for the Financing Corporation (described below) are not affected by the offset.

The FDIC has indicated that it would not impose any further special deposit insurance assessments under its deposit insurance rule adopted in May 2009 and that it plans to maintain assessment rates at their current levels through the end of 2010 (although it also adopted a uniform 3 basis point increase in assessment rates effective January 1, 2011).

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank, and the Bank cannot predict what insurance assessment rates will be in the future.

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

Index

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

Assessments. The Bank is required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2009 totaled approximately $672 thousand.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2009 was as follows:

Amount of transaction accounts	Reserve Requirement
$0 to $10.7 million	0 percent of amount.
Over $10.7 million and up to $65.9 million	3 percent of amount.
Over $65.9 million	$1,656,000 plus 10 percent of amount over $65.9 million.

The Bank was in compliance with these requirements as of December 31, 2009.

Index

Legislative and Regulatory Responses to Financial Crisis

In late 2008 and early 2009, the U.S. Congress and the federal financial regulatory authorities took a number of steps to respond to the financial crises affecting the banking system and financial markets.

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

On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Department holds equity issued under the Capital Purchase Program. TrustCo decided not to participate in the Capital Purchase Program.

On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the financial crisis. Under the Temporary Liquidity Guarantee Program the FDIC (i) guaranteed, until the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”) and (ii) guaranteed the full balance of non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC- insured institutions (the “Transaction Account Guarantee Program”). TrustCo elected to participate in each of the guarantee programs.

Institutions participating in the guarantee programs pay assessments to assist in funding the FDIC’s coverage. The fee assessment under the Debt Guarantee Program ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The FDIC has subsequently extended the Debt Guarantee Program to cover senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. In addition, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. Trustco Bank has not, and does not currently intend to, seek to participate in the emergency guarantee facility.  The fee for issuing debt under the emergency facility would be at least 300 basis points, which the FDIC has reserved the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity.

Index

Also, the Transaction Account Guarantee Program has been extended from its initial termination date of December 31, 2009 until June 30, 2010. Institutions participating in the Transaction Account Guarantee Program had the opportunity to opt out of the extended period, and after December 31, 2009, those institutions that have not opted out of the extension will be charged a higher annualized rate according to the institution’s risk category. The fees ranged from 15 basis points for institutions in risk category I to 25 basis points for institutions in risk categories III and IV. The assessments will be paid each quarter and will be based on amounts over $250,000 for the portion of the quarter that the institution is assigned to the risk category. TrustCo elected to continue to participate in the Transaction Account Guarantee Program.  During 2009 assessments for this program were approximately $44 thousand.

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

Gramm-Leach-Bliley Act Privacy Requirements

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") generally provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other matters, the GLB Act established a federal rule regarding the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Compliance with the rules was mandatory starting on July 1, 2001. These rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under limited circumstances (e.g., providing customer information to the Company's data processing provider), the rules have not had a significant impact on the Company's results of operations or financial condition.

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

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2009, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2009, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

Availability of Reports

This annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our Internet site, www.trustcobank.com.

Forward-Looking Statements

Statements included in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” of TrustCo's Annual Report to Shareholders for the year ended December 31, 2009 and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect TrustCo's actual results and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) credit risk; (ii) interest rate risk; (iii) competition; (iv) changes in the regulatory environment; and (v) changes in local market area and general business and economic trends. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1A.                Risk Factors

The following are general risk factors affecting the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations. In such cases, you may lose all or part of your investment.

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Index

In 2009, the U.S. Department of the Treasury released a financial regulatory reform plan that would, if enacted, represent the most sweeping reform of financial regulation and financial services in decades. Members of Congress have introduced legislation of similar scope. In December 2009, the U.S. House of Representatives approved the “The Wall Street Reform and Consumer Protection Act of 2009,” which includes an annual “say on pay” mandate (requiring an advisory shareholder vote on compensation arrangement), authorization for the SEC to issue a rule granting shareholders wider access to public company proxy statements, authorize regulators to ban inappropriate or imprudently risky compensation practices and require financial firms to disclose incentive-based compensation structures.

Among the numerous recommendations and proposals included in the financial reform proposals, whether in the legislation that passed the House of Representatives or in other pending legislation, many have the potential to significantly affect the operations and prospects of the Company and the Bank. These include:

•	Elimination of the federal thrift charter (effectively requiring Trustco Bank to convert to a national or state commercial bank charter);

•	Elimination of the OTS as a separate federal regulator for the thrift industry; and

•	Establishing a new agency dedicated solely and specifically to consumer financial protection, including authority over the design and structure of financial products offered to the public.

The reform programs and proposals currently pending in Congress would subject us and other financial institutions to additional restrictions, regulatory oversight and compliance costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. The financial reform plans would substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such regulations and restrictions may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition, results of operations and ability to pay common stock dividends at the current level. A worsening of these conditions would likely exacerbate the adverse effects on the financial institutions industry. For example, a renewed national economic recession, or further deterioration in local economic conditions in our markets, could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

Index

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

There can be no assurance as to the actual impact that the EESA, and the programs implemented pursuant to the EESA, including the Capital Purchase Program and Temporary Liquidity Guarantee Program, will have on the financial markets. Similarly, there can be no assurance as to the effect of the ARRA on the national economy.  The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

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

Index

Many of the programs implemented in response to the financial crisis, including the Capital Purchase Program and the Temporary Liquidity Guarantee Program, are winding down, and the effects of the wind-down cannot be predicted.

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

Market volatility levels have experienced significant variations over the last two years and a return to very high volatility levels could adversely affect us.

The stock and credit markets have been experiencing volatility and disruption for more than two years, with the volatility and disruption reaching unprecedented levels at times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  Current volatility levels have diminished significantly from the peak, but a return to higher levels could cause the Company to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Interest rates have in recent years hit historical low levels.  Since December 2008, the U.S. Federal Reserve has held its target for the federal funds rate at a range of 0.00% to 0.25%.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities and short-term investments.  If and when the Federal Reserve begins raising rates, our cost of funds is likely to rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

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

Index

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by TrustCo in reports we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Index

If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

External events, including terrorist or military actions, or an outbreak of disease, such as H1N1, or “swine flu” and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

Item 1B                 Unresolved Staff Comments

None.

Item 2.                   Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 132 offices, of which 23 are owned and 109 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Item 4.                   Submission of Matters to a Vote of Security Holders

None.

Index

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2004	Year First Became Executive of TrustCo

Robert J. McCormick, Age 46, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo since January 2009, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank since November 2008. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick.	2001

Robert T. Cushing, Age 54, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 43, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 47, Administrative Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Administrative Vice President of TrustCo and Trustco Bank since 2004. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Thomas M. Poitras, Age 47, Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 2001 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 59, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index

PART II

Item 5.                   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2009. TrustCo had 14,134 shareholders of record as of February 23, 2010, and the closing price of TrustCo's common stock on that date was $6.02.

The following table provides information, as of December 31, 2009, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,455,173	$10.90	169,500
Equity compensation plans not approved by security holders	None	None	None
Total	3,455,173	$10.90	169,500

No purchases of shares of TrustCo’s common stock were made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2009.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

No shares were purchased through a publicly announced plan or program. Previous purchases have been made in open-market transactions to provide shares for issuance upon exercise of outstanding stock options issued by the Company and to provide shares for issuance under the Company’s dividend reinvestment plan.

Index

Item 6.                   Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 8.                   Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2009, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Administrative Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

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

TrustCo’s Audit Committee consists of six non-employee directors, each of whom has been selected for the Audit Committee by the Board based on a determination that they are fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, the Company’s internal accounting operations and our independent auditors. Members of the committee include William D. Powers (Chairman), Dennis A. DeGennaro, Joseph Lucarelli, Thomas O. Maggs, Anthony J. Marinello, M.D.,Ph.D., and William J. Purdy.  The Audit Committee has the ability on its own to retain independent accountants or other consultants whenever it deems appropriate, and has, in fact, retained Marvin & Co., an independent accounting firm, as a consultant to the committee. Further, the Audit Committee receives directly or has access to extensive information from reviews and examinations by the Company's internal auditor, independent auditor and the various banking regulatory agencies having jurisdiction over the Company and its subsidiaries.

Index

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plan is set forth in Part II, Item 5 hereof.

Item 13.                 Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2009 and 2008.

Consolidated Statements of Income -- Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2009, 2008, and 2007.

Index

Consolidated Statements of Cash Flows -- Years Ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2009 and 2008.

The following exhibits are incorporated herein by reference:*

Exhibit No.	Description [Remove any Obsolete Exhibits.]

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008.

10(d)	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008.

10(e)	Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008.

10(f)	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008.

10(g)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

Index

10(h)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(i)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(j)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008.

10(k)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(l)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(m)	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008.

10(n)	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008.

10(o)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated October 11, 2002.

10(p)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(q)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(r)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(s)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(t)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

10(u)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(v)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

Index

10(w)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008.

10(x)	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008.

10(y)	Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador.

10(z)	Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan.

10(aa)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan.

11	Computation of Net Income Per Common Share.

________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:

Exhibit No.	Description

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2009.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2010	TrustCo Bank Corp NY

	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2010
Robert J. McCormick

/s/ Robert T. Cushing	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2010
Robert T. Cushing

*	Director	March 1, 2010
Dennis A. DeGennaro

*	Director	March 1, 2010
Joseph Lucarelli

*	Director	March 1, 2010
Thomas O. Maggs

*	Director	March 1, 2010
Dr. Anthony J. Marinello

*	Director	March 1, 2010
Robert A. McCormick

*	Director	March 1, 2010
William D. Powers

*	Director	March 1, 2010
William J. Purdy

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
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

10(y)
Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(z)
Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

Index

Exhibit Index

10(aa)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

11	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2009, filed herewith.

21	List of Subsidiaries of TrustCo, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

Index

GRAPHICS APPENDIX

		Cross Reference to
Omitted Charts		Page of Annual Report

1	TrustCo 5 Year Chart	80

2	TrustCo 15 Year Chart	80

The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.