Form 10-Q
period 2010-03-31
TRUSTCO BANK CORP N Y
filed 2010-05-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2010

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (518) 377-3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company.”   in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2010
$1 Par Value	76,873,254

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Interest and dividend income:
Interest and fees on loans	$31,753	31,191
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	3,597	1,426
States and political subdivisions	955	1,108
Mortgage-backed securities and collateralized mortgage obligations	1,170	1,627
Corpotate bonds	1,046	-
Other securities	118	37
Total interest and dividends on securities available for sale	6,886	4,198

Interest on trading securities:
U. S. government sponsored enterprises	-	368
States and political subdivisions	-	8
Total interest on trading securities	-	376

Interest on held to maturity securities:
U. S. government sponsored enterprises	437	1,702
Mortgage-backed securities	1,245	461
Corporate bonds	843	620
Total interest on held to maturity securities	2,525	2,783

Interest on federal funds sold and other short term investments	164	518
Total interest income	41,328	39,066

Interest expense:
Interest on deposits:
Interest-bearing checking	169	174
Savings accounts	809	751
Money market deposit accounts	1,279	983
Time deposits	6,819	12,235
Interest on short-term borrowings	456	465
Total interest expense	9,532	14,608

Net interest income	31,796	24,458
Provision for loan losses	4,700	2,000
Net interest income after provision for loan losses	27,096	22,458

Noninterest income:
Trust department income	1,361	1,506
Fees for other services to customers	2,293	2,666
Net trading losses	-	(308)
Net gain on securities transactions	4	111
Other	206	1,370
Total noninterest income	3,864	5,345

Noninterest expenses:
Salaries and employee benefits	6,734	6,798
Net occupancy expense	3,501	3,644
Equipment expense	1,420	1,144
Professional services	1,403	1,380
Outsourced Services	1,421	1,468
Advertising	526	775
Insurance	1,522	1,374
Other real estate expense, net	1,953	130
Other	1,609	1,768
Total noninterest expenses	20,089	18,481

Income before taxes	10,871	9,322
Income taxes	3,936	2,973

Net income	$6,935	6,349

Net income per Common Share:
- Basic	$0.090	0.083

- Diluted	$0.090	0.083

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS:

Cash and due from banks	$39,626	45,258

Federal funds sold and other short term investments	298,107	100,636
Total cash and cash equivalents	337,733	145,894

Securities available for sale:
U. S. government sponsored enterprises	492,641	523,483
States and political subdivisions	87,593	93,215
Mortgage-backed securities and collateralized mortgage obligations	95,112	104,901
Corporate bonds	91,212	81,445
Other securities	7,326	7,321
Total securities available for sale	773,884	810,365

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2010 $10,097 2009 $99,179)	10,056	99,251
Mortgage-backed securities (fair value 2010 $172,146 2009 $198,601)	168,479	196,379
Corporate bonds (fair value 2010 $71,939 2009 $81,782)	69,198	79,241
Total held to maturity securities	247,733	374,871

Loans:
Commercial	270,804	278,236
Residential mortgage loans	1,730,680	1,721,157
Home equity line of credit	282,627	277,306
Installment loans	4,616	4,837
Total loans	2,288,727	2,281,536
Less:
Allowance for loan losses	39,490	37,591
Net loans	2,249,237	2,243,945

Bank premises and equipment, net	37,449	37,793
Other assets	72,727	67,029

Total assets	$3,718,763	3,679,897

LIABILITIES:
Deposits:
Demand	$240,822	258,759
Interest-bearing checking	404,374	405,383
Savings accounts	684,868	665,463
Money market deposit accounts	476,067	393,779
Certificates of deposit (in denominations of $100,000 or more)	450,951	486,190
Other time accounts	1,075,749	1,095,586
Total deposits	3,332,831	3,305,160

Short-term borrowings	116,306	107,728
Accrued expenses and other liabilities	19,008	21,331

Total liabilities	3,468,145	3,434,219

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 shares issued at March 31, 2010 and December 31, 2009, respectively	83,166	83,166
Surplus	128,344	128,681
Undivided profits	101,327	99,190
Accumulated other comprehensive income (loss), net of tax	777	(1,282)
Treasury stock at cost - 6,405,185 and 6,514,994 shares at March 31, 2010 and December 31, 2009, respectively	(62,996)	(64,077)

Total shareholders' equity	250,618	245,678

Total liabilities and shareholders' equity	$3,718,763	3,679,897

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Three Months Ended March 31, 2009	-	-	6,349	-	6,349	-	6,349
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(61)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $3,903)	-	-	-	-	2,347	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $111)	-	-	-	-	(67)	-	-
Other comprehensive income, net of tax:				2,219	2,219		2,219
Comprehensive income	-	-	-		8,568	-	-
Cash dividend declared, $.110 per share	-	-	(8,384)	-		-	(8,384)
Sale of treasury stock (134,410 shares)	-	(48)	-	-		1,323	1,275
Stock based compensation expense	-	54	-	-		-	54

Ending balance, March 31, 2009	$83,166	130,148	91,783	778		(68,338)	237,537

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Three Months Ended March 31, 2010	-	-	6,935	-	6,935	-	6,935
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(61)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $3,530)	-	-	-	-	2,122	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $4)	-	-	-	-	(2)	-	-
Other comprehensive income, net of tax:				2,059	2,059		2,059
Comprehensive income	-	-	-		8,994	-	-
Cash dividend declared, $.0625 per share	-	-	(4,798)	-		-	(4,798)
Sale of treasury stock (109,809 shares)	-	(381)	-	-		1,081	700
Stock based compensation expense	-	44	-	-		-	44

Ending balance, March 31, 2010	$83,166	128,344	101,327	777		(62,996)	250,618

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$6,935	$6,349

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,161	1,061
Loss (gain) on sale of other real estate owned	336	(28)
Provision for loan losses	4,700	2,000
Deferred tax expense	796	796
Stock based compensation expense	44	54
Net loss on sale of bank premises and equipment	39	-
Net gain on sales and calls of securities	(4)	(111)
Proceeds from sales and calls of trading securities	-	24,936
Proceeds from maturities of trading securities	-	75,000
Net trading losses	-	308
Increase in taxes receivable	(6,155)	(12,143)
Decrease (increase) in interest receivable	(1,835)	2,813
Decrease in interest payable	(146)	(665)
Increase in other assets	(162)	(1,252)
Decrease in accrued expenses and other liabilities	(2,184)	(1,516)
Total adjustments	(3,410)	91,253
Net cash provided by operating activities	3,525	97,602

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	110,369	323,951
Proceeds from calls and maturities of held to maturity securities	127,139	182,708
Purchases of securities available for sale	(74,009)	(44,828)
Proceeds from maturities of securities available for sale	3,650	12
Purchases of held to maturity securities	-	(518,351)
Net increase in loans	(12,305)	(13,383)
Proceeds from dispositions of other real estate owned	2,168	178
Purchases of bank premises and equipment	(856)	(2,648)
Net cash provided by (used in) investing activities	156,156	(72,361)

Cash flows from financing activities:

Net (decrease) increase in deposits	27,671	(37,153)
Net increase (decrease) in short-term borrowings	8,578	(26,345)
Proceeds from sale of treasury stock	700	1,275
Dividends paid	(4,791)	(8,369)
Net cash (used in) provided by financing activities	32,158	(70,592)
Net (decrease) increase in cash and cash equivalents	191,839	(45,351)
Cash and cash equivalents at beginning of period	145,894	249,604
Cash and cash equivalents at end of period	$337,733	$204,253

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$9,678	$15,273
Income taxes paid	10,116	15,105
Other non cash items:
Increase in due to broker	-	34,368
Transfer of loans to other real estate owned	2,313	2,281
Increase in dividends payable	7	15
Change in unrealized gain on securities available for sale-gross of deferred taxes	3,526	3,791
Change in deferred tax effect on unrealized gain on securities available for sale	(1,406)	(1,511)
Amortization of prior service cost on pension and post retirement plans	(101)	(101)
Change in deferred tax effect of amortization of prior service cost	40	40

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.  Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2009 Annual Report to Shareholders on Form 10-K.

2.  Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three month periods ended March 31, 2010 and 2009 follows:

(dollars in thousands,		Weighted
except per share data)		Average Shares	Per Share
	Income	Outstanding	Amounts
For the quarter ended
March 31, 2010:
Basic EPS:
Income available to common shareholders	$6,935	76,758	$0.090
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$6,935	76,758	$0.090

For the quarter ended
March 31, 2009:
Basic EPS:
Income available to common shareholders	$6,349	76,197	$0.083
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$6,349	76,197	$0.083

There were approximately 3.0 million stock options outstanding for the three months ended March 31, 2010 and 4.0 million stock options outstanding for the three months ended March 31, 2009 which if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.  The options are considered antidilutive because the option price is greater than the current market price.

Index

3.  Benefit Plans

The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three month periods ended March 31, 2010 and 2009 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense (Benefit) for the three months ended March 31, 2010 and 2009 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$14	12	8	6
Interest cost	374	401	16	16
Expected return on plan assets	(453)	(355)	(102)	(86)
Amortization of prior service cost	51	29	(104)	(101)
Net periodic expense(benefit)	$(14)	87	(182)	(165)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2010.  As of March 31, 2010, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2010.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.  Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

Index

(dollars in thousands)	March 31, 2010
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$494,001	962	2,322	492,641
State and political subdivisions	85,319	2,321	47	87,593
Mortgage backed securities and collateralized mortgage obligations - residential	95,551	1,250	1,689	95,112
Corporate bonds	91,201	352	341	91,212
Other	650	-	-	650
Total debt securities	766,722	4,885	4,399	767,208
Equity securities	6,632	44	-	6,676
Total securities available for sale	$773,354	4,929	4,399	773,884

(dollars in thousands)	March 31, 2010
Held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$10,056	41	-	10,097
Mortgage backed securities - residential	168,479	3,769	102	172,146
Corporate bonds	69,198	2,741	-	71,939
Total held to maturity securities	$247,733	6,551	102	254,182

(dollars in thousands)	December 31, 2009
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$528,665	787	5,969	523,483
State and political subdivisions	90,664	2,587	36	93,215
Mortgage backed securities and collateralized mortgage obligations - residential	104,760	1,609	1,468	104,901
Corporate bonds	81,989	135	679	81,445
Other	650	-	-	650
Total debt securities	806,728	5,118	8,152	803,694
Equity securities	6,632	39	-	6,671
Total securities available for sale	$813,360	5,157	8,152	810,365

Index

(dollars in thousands)	December 31, 2009
Held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$99,251	75	147	99,179
Mortgage backed securities - residential	196,379	2,444	222	198,601
Corporate bonds	79,241	2,541	-	81,782
Total held to maturity securities	$374,871	5,060	369	379,562

The following table shows the amortized cost and fair value of the portfolios of debt securities by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$24,762	25,093
Due in one year through five years	240,985	242,293
Due after five years through ten years	448,472	445,835
Due after ten years	52,503	53,987
	$766,722	767,208

(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$10,096	10,382
Due in one year through five years	207,918	213,659
Due in five years through ten years	29,719	30,141
	$247,733	254,182

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

Index

(dollars in thousands)
Available for sale	March 31, 2010
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$259,832	2,322	-	-	259,832	2,322
State and political subdivisions	2,412	27	367	20	2,779	47
Mortgage backed securities and collateralized mortgage obligations - residential	60,892	1,493	4,127	196	65,019	1,689
Corporate bonds	44,084	341	-	-	44,084	341
Total available for sale	$367,220	4,183	4,494	216	371,714	4,399

(dollars in thousands)
Held to maturity	March 31, 2010
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities - residential	$9,673	102	-	-	9,673	102
Total held to maturity	$9,673	102	-	-	9,673	102

(dollars in thousands)
Available for sale	December 31, 2009
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$405,003	5,969	-	-	405,003	5,969
State and political subdivisions	2,025	16	368	20	2,393	36
Mortgage backed securities and collateralized mortgage obligations - residential	45,870	1,282	4,505	186	50,375	1,468
Corporate bonds	56,985	679	-	-	56,985	679
Total available for sale	$509,883	7,946	4,873	206	514,756	8,152

Index

(dollars in thousands)
Held to maturity	December 31, 2009
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$39,978	147	-	-	39,978	147
Mortgage backed securities - residential	20,884	222	-	-	20,884	222
Total held to maturity	$60,862	369	-	-	60,862	369

Proceeds from sales and calls of securities available for sale were $110.4 million and $324.0 million for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $4 thousand and $111 thousand were realized on these sales during 2010 and 2009, respectively.  There were no gross losses on sales or calls of securities available for sale during the three months ended March 31, 2010 and 2009.

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

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or it is more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Index

As of March 31, 2010, the Company’s security portfolio consisted of 470 securities, 62 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities and Collateralized Mortgage Obligations

At March 31, 2010, approximately 96% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac.  The government has affirmed its commitment to support these institutions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $9.4 million which had unrealized losses of approximately $171 thousand at March 31, 2010. These non-agency mortgage-backed securities are rated AAA and are not within the scope of FASB ASC 325 “Investments – Other, Beneficial Interest in Securitized Financial Assets.”  The Company monitors these securities to insure they have adequate credit support and as of March 31, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

U.S. Government-Sponsored Enterprises, State and Political Subdivisions and Corporate Bonds

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.  Credit ratings on these securities remain within policy limits.

As a result of the above analysis, for the three month period ended March 31, 2010, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

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

Index

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale:  Securities available for sale are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  This results in a Level 2 classification of the inputs for determining fair value.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities were $308 thousand of net trading losses for the three months ended March 31, 2009.  No trading gains or losses were recognized in 2010.

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

Assets and liabilities measured at fair value under FASB ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at
	March 31, 2010 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$492,641	-	492,641	-
State and political subdivisions	87,593	-	87,593	-
Mortgage-backed securities and collateralized mortgage obligations - residential	95,112	-	95,112
Corporate bonds	91,212		91,212
Other securities	963	-	963	-

Total securities available-for-sale	$767,521	-	767,521	-

Index

	Fair Value Measurements at
	December 31, 2009 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$523,483	-	523,483	-
State and political subdivisions	93,215	-	93,215	-
Mortgage-backed securities and collateralized mortgage obligations - residential	104,901	-	104,901
Corporate bonds	81,445		81,445
Other securities	958	-	958	-

Total securities available-for-sale	$804,002	-	804,002	-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2010 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$8,828	-	8,828	-

Other real estate owned, which is carried at fair value, approximates $8.8 million.  A valuation charge of $1.1 million is included in earnings for the period ending March 31, 2010.

	Fair Value Measurements at
	December 31, 2009 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$9,019	-	9,019	-

In accordance with FASB ASC 825 “Financial Instruments,” the carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

Index

	As of
(dollars in thousands)	March 31, 2010
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$337,733	337,733
Securities available for sale	773,884	773,884
Held to maturity securities	247,733	254,182
Loans	2,249,237	2,309,462
Accrued interest receivable	16,033	16,033
Financial liabilities:
Demand deposits	240,822	240,822
Interest bearing deposits	3,092,009	3,099,439
Short-term borrowings	116,306	116,306
Accrued interest payable	1,443	1,443

	As of
(dollars in thousands)	December 31, 2009
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$145,894	145,894
Securities available for sale	810,365	810,365
Held to maturity securities	374,871	379,562
Loans	2,243,945	2,285,256
Accrued interest receivable	14,198	14,198
Financial liabilities:
Demand deposits	258,759	258,759
Interest bearing deposits	3,046,401	3,054,598
Short-term borrowings	107,728	107,728
Accrued interest payable	1,589	1,589

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents
The carrying values of these financial instruments approximate fair values.

Securities
Securities available for sale and held to maturity are fair valued utilizing an independent pricing service.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids and quotes of significantly similar securities and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

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

The Company does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as derivatives

6.              Adoption of New Accounting Guidance

In  January 2010, the Financial Accounting Standards Board (“FASB”) amended existing  guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out  of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, the FASB clarified guidance related to disclosures for  each  class of assets and liabilities as well as disclosures about the valuation  techniques  and  inputs  used  to  measure  fair  value for both recurring  and  nonrecurring  fair  value  measurements that fall in either Level  2  or  Level  3.  The  impact of adoption on January 1, 2010 was not material  as  it  required  only disclosures which are included in the Fair Value footnote.

In June 2009, the FASB amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

Index

In  June  2009,  the  FASB  amended  guidance for consolidation of variable interest  entities  by  replacing  the quantitative-based risks and rewards calculation  for  determining  which  enterprise, if any, has a controlling financial  interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable  interest  entity  that  most  significantly  impact  the entity’s economic  performance and (1) the obligation to absorb losses of the entity or   (2)  the  right  to  receive  benefits  from  the  entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are  also  required.  The  impact  of  adoption  on January 1, 2010 was not material.

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill. An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. Disclosure requirements for business combinations were also enhanced. The impact of adoption on January 1, 2009 was not material. In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of adoption on January 1, 2009 was not material. In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of adoption is expected to be immaterial.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of March 31, 2010, and the related consolidated statements of income for the three-month periods ended March 31, 2010 and 2009 and the related consolidated statements of changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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
May 7, 2010

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month  period ended March 31, 2010, with comparisons to 2009 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2009 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

The first quarter of 2010 saw continued improvement in many financial markets, particularly in equities, and some positive news in terms of underlying economic conditions.  The sharp volatility in markets that had occurred throughout the initial phase of the financial crisis was generally absent during the first quarter of 2010, consistent with the latter part of 2009.  The pace of bank failures has remained significantly elevated in 2010, the focus has mostly been on smaller institutions, and have been more the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the crisis.  The 2008 and early 2009 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Bank (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The economic outlook for the balance of 2010 remains mixed, though better than recent years.  Although many economists expect improvement in 2010, major uncertainties remain, including the overhang of significant loan/asset quality problems, especially related to real estate lending, as well as uncertainty regarding the eventual need for the Fed to move away from its easy money policy and the need for the Fed and other elements of the government to withdraw various supporting mechanisms.

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at March 31, 2010, should general housing prices and other economic measures in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.

Index

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.  During the quarter, the slope of the yield curve was relatively positive, showing limited change compared to the preceeding quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  The sheer volume of government financing that is expected in the coming quarters is likely to be a factor in the direction and level of rates.

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, including the Risk Factors described in Item 1A of TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2009, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, (5) real estate and collateral values, and (6) changes in market area and general business and economic trends.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-months ended March 31, 2010 and 2009.

Overview
TrustCo recorded net income of $6.9 million, or $0.090 of diluted earnings per share for the three months ended March 31, 2010, as compared to net income of $6.3 million or $0.083 of diluted earnings per share in the same period in 2009.

The primary factors accounting for the year to date change were:

•	Increase in the average balance of interest earning assets of $195.0 million to $3.56 billion for the first three months of 2010 compared to the same period in 2009,

•	Increase in the average balance of interest bearing liabilities of $225.3 million to $3.15 billion for the first three months of 2010 as compared to 2009,

Index

•	Increase in net interest margin from 2.96% for the first three months of 2009 to 3.62% for the three months of 2010,

•	Increase in the provision for loan losses from $2.0 million for the first three months of 2009 to $4.7 million in the comparable period in 2010,

•
Decrease in noninterest income (excluding net gains on securities transactions and net trading (losses) / gains) from $5.5 million for the first three months of 2009 to $3.9 million for the comparable period in 2010.  Excluded from noninterest income were $111 thousand of net gains on securities transactions for the first three months of 2009 compared to net gains of $4 thousand for the same period in 2010, and $308 thousand of net trading losses in the 2009 period compared to zero in the first three months of 2010, and

•
An increase of $1.6 million in noninterest expense for the first three months of 2010 as compared to the first three months of 2009, including a $1.8 million increase due to higher other real estate (ORE) costs.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits, funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2009 is a description of the effect interest rates had on the results for the year 2009 compared to 2008.  Many of the same market factors discussed in the 2009 Annual Report continued to have a significant impact on the year to date 2010 results.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate; however during 2008 highly competitive conditions in the banking industry resulted in rates on deposit accounts not declining in line with the Federal Funds rate.  Continued low rates on US Treasuries and the failure of several significant competitors has led to somewhat lessened competitiveness on rates in some areas, and the moderation of deposit rates experienced in 2009 generally continued in the first quarter of 2010 relative to prior periods.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

The rate on the 10 year treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by other means, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  The FRB recently stopped these purchases and is expected to eventually sell these securities, which may contribute to higher rates.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year treasury. The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

Interest rates generally remain below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the first three months of 2010, although the rate of decline has slowed.

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

Index

For the first quarter of 2010, the net interest margin increased to 3.62% from 2.96% for the first quarter of 2009.  The margin also improved relative to the 3.51% recorded in the fourth quarter of 2010.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments decreased by $136.5 million and the average yield decreased 29 basis points to 0.38% in the first quarter of 2010 compared to the same period in 2009.  The decrease in yield on federal funds sold and other short-term investments is attributable to the decrease in the target federal funds rate and gradual decline in rates on alternative short-term investments.  The decline in the average balance reflects the decision to reallocate into securities as a result of the low returns generally available on federal funds and short-term investments.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities increased by $216.2 million and the average yield increased to 3.62% from 3.59% for the first quarter of 2010 compared to the same period in 2009.  The increase in balances is primarily the result of a shift from federal funds, as noted.

-
The average loan portfolio grew by $115.3 million to $2.28 billion and the average yield decreased 19 basis points to 5.57% in the first quarter of 2010 compared to the same period in 2009.  The decline in the average yield reflects the decline in market interest rates on new loans and variable rate loans.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $225.3 million and the average rate paid decreased 79 basis points to 1.23% in the first quarter of 2010 compared to the same period in 2009.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the first quarter of 2010, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.  As noted, the average balance of federal funds sold and other short-term investments decreased, reflecting a shift towards a larger securities available-for-sale portfolio and continued loan growth.  The reduction in trading securities was also reflective of the shift towards a larger securities available-for-sale portfolio.

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

Index

Earning Assets
Total average interest earning assets increased from $3.36 billion in the first quarter of 2009 to $3.56 billion in the same period of 2010 with an average yield of 4.72% in 2009 and 4.71% in 2010.  Interest income on average earning assets increased from $39.6 million in the first quarter of 2009 to $41.8 in the first quarter of 2010, on a tax equivalent basis, as the increase in average earning assets more than offset the nominal decline in average yield.

Loans
The average balance of loans was $2.28 billion in the first quarter of 2010 and $2.17 billion in the comparable period in 2009.  The yield on loans decreased 19basis points to 5.57%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $31.2 million in the first quarter of 2009 to $31.8 million in the first quarter of 2010.

Compared to the first quarter of 2009, the average balance of the loan portfolio during the first quarter of 2010 increased in residential and home equity loans, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.73 billion in 2010 compared to $1.61 billion in 2009, an increase of 7.0%.  The average yield on residential mortgage loans decreased by 25 basis points to 5.79% in the first quarter of 2010 compared to 2009.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  During the first quarter of 2010, the Company also introduced a feature allowing borrowers to set a loan closing date at the time of application.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $22.7 million to an average balance of $274.1 million in the first quarter of 2010 over the prior year.  The average yield on this portfolio increased 13 basis points to 5.98% over the same period.

The average yield on home equity credit lines decreased 4 basis points to 3.63% during the first quarter of 2010 compared to 2009.  The roughly flat yield reflects that the underlying index rate was unchanged over the last year.  The average balances of home equity lines increased 10.1% to $280.1 million in the first quarter of 2010 as compared to the prior year.

Index

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2010 was $767.3 million compared to $432.1 million for the comparable period in 2009.  The average yield was 3.85% for the first quarter of 2010 and 4.38% for the first quarter of 2009.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds, mortgage-backed securities and collateralized mortgage obligation bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

Trading Securities
There were no trading securities for the first quarter of 2010, compared to $50.6 million in the comparable period of 2009.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 3.00% for the first quarter of 2009.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $328.2 million for the first quarter of 2010 compared to $396.7 million  in the first quarter of 2009 and to the March 31, 2010 period-end balance of $247.7 million.  At year-end 2009, the balance was $374.9 million.  The average yield was 3.08% for the 2010 period compared to 2.81% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by US government sponsored enterprises, mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Securities Portfolios
The unrealized gain in the available-for-sale securities portfolio was $530 thousand as of March 31, 2010 compared to a unrealized loss of $3.0 million as of December 31, 2009, with the change due primarily to changes in interest rates.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

Federal Funds Sold and Other Short-term Investments
The 2010 first quarter average balance of federal funds sold and other short-term investments was $175.2 million, a $136.5 million decline from the $311.7 million average for the same period in 2009.  The portfolio yield decreased from 0.67% in 2009 to 0.38% in 2010.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold a year ago and the gradual decline in rates on alternative short-term investments.  Interest income from this portfolio decreased by approximately $354 thousand from $518 thousand in 2009 to $164 thousand in 2010, due to both the decline in yield and the lower average balance.

The federal funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

Index

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio.  The vast majority of the Company’s funding comes from traditional deposit vehicles such as savings, demand deposits, interest-bearing checking and time deposit accounts.

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.82 billion during the first quarter of 2009 to $3.04 billion in the first quarter of 2010, and the average rate paid decreased from 2.04% for 2009 to 1.21% for 2010.  Total interest expense on these deposits decreased $5.1 million to $9.1 million in the first quarter of 2010 compared to the year earlier period.

Average short-term borrowings for the quarter were $116.5 million in 2010 compared to $108.7 million in 2009.  The average rate decreased during this time period from 1.73% in 2009 to 1.59% in 2010.  Rates on short-term borrowings tend to change with the  Federal Funds rate.

Net Interest Income
Taxable equivalent net interest income increased by $7.3 million to $32.3 million in the first quarter of 2010 as compared to the same period in 2009.  The net interest spread increased from 2.70% in the first quarter of 2009 to 3.48% in 2010. The net interest margin increased by 66 basis points to 3.62% for the first quarter of 2010.

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of March 31, 2010:

Nonperforming loans: Total NPLs were $46.9 million at March 31, 2010, a nominal increase from $46.0 million at December 31, 2009.  There were $46.5 million of nonaccrual loans at March 31, 2010 compared to the $45.6 million at December 31, 2009.  Restructured loans were $393 thousand at March 31, 2010 compared to $400 at December 31, 2009.  There were no loans at March 31, 2010 or December 31, 2009 that were past due 90 days or more and still accruing interest.

At March 31, 2010, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $46.9 million, $35.3 million were residential real estate loans and $11.5 million were commercial mortgages, compared to $34.3 million and $11.7 million, respectively at December 31, 2009.

As previously noted, a significant percentage of non-performing loans are residential real estate loans (75% at March 31, 2010 and 74% at December 31, 2009), which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has been strong with net charge-offs of 0.50% of average residential real estate loans (including home equity lines of credit) for the first three months of 2010 (annualized) compared to 0.32% for the same period in 2009.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Index

Further, a relatively small portion of the Company’s residential real estate loans are in the Florida markets, which the Company has recently entered.  Loan origination in these areas has decreased and underwriting standards revised to correspond to the risks in these markets.

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

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2010, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $11.5 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2010, compared to $11.7 million at December 31, 2009 and $15.0 million as of March 31, 2009.  There were $393 thousand of impaired retail loans at March 31, 2010, compared to $400 thousand at December 31, 2009 and $514 thousand as of March 31, 2009.  The average balances of all impaired loans were $12.1 million during the first quarter of 2010 and $12.3 million in the first quarter of 2009.  The Company recognized approximately $12 thousand of interest income on these loans in the first three months of 2010 compared to $16 thousand for the first quarter of 2009 and approximately $55 thousand for all of 2009.

At March 31, 2010 there was $8.8 million of foreclosed real estate as compared to $9.0 million at December 31, 2009.

During the first quarter of 2010, there were $308 thousand of gross commercial loan charge offs and $2.7 million of gross residential mortgage and consumer loan charge-offs as compared with $500 thousand of gross commercial loan charge-offs and $1.7 million of residential mortgage and consumer loan charge-offs in the first quarter of 2009.  Gross recoveries during the first quarter of 2010 were $1 thousand for commercial loans and $213 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $203 thousand for residential and consumer in the first quarter of 2009.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

Index

At March 31, 2010, the allowance for loan losses was $39.5 million, compared to the December 31, 2009 balance of $37.6 million.  The allowance represents 1.73% of the loan portfolio as of March 31, 2010 compared to 1.65% at December 31, 2009.

The provision for loan losses was $4.7 million for the quarter ended March 31, 2010 compared to $2.0 million for the first quarter of 2009 and to $3.4 million in the quarter ended December 31, 2009.  Net charge-offs for the three-month period ended March 31, 2010 were $2.8 million compared to net charge-offs of $2.0 for the comparable period in 2009 and $2.6 million in the quarter ended December 31, 2009.  The provision for loan losses was increased on a quarter-to-date basis primarily due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Noninterest Income
Total noninterest income for the first quarter of 2010 was $3.9 million, compared to $5.3 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $5.5 million in the first quarter of 2009 to $3.9 million in the first quarter of 2010.  Net gains on securities transactions were $4 thousand in the first quarter of 2010, compared to gains of $111 thousand in the first quarter of 2009.  There were also net trading losses of $308 thousand in the first quarter of 2009.  With the elimination of the portfolio of trading securities, there will be no further trading gains or losses.

Index

Trust department income decreased to $1.4 million for the first quarter of 2010 compared to $1.5 million in the first quarter of 2009. Trust department assets under management were $769 million at March 31, 2010 compared to $674 million at March 31, 2009.  The increase in trust assets was due to the rebound in equity market valuations after the large drop during the early part of the financial crisis, and to new accounts being added. The decline in trust fee income is a result of a significant non-recurring estate administration fee earned in the first three months of 2009.

Fees for other services to customers plus other income decreased to $2.5 million in the first quarter of 2010 compared to $4.0 million in the same period in 2009.  The decline reflects industry trends in overdraft fees as well as the elimination of uncertainties regarding the collectability of certain accruals in 2009, which boosted income in that period.

Noninterest Expenses
Total noninterest expenses were $20.1 million for the three months ended March 31, 2010, compared to $18.5 million for the three months ended March 31, 2009, with the only significant dollar increase coming in the Other Real Estate (ORE) category.  ORE costs were $2.0 million, up $1.8 million from the prior year, and reflect the higher level of foreclosed properties.

Salaries and employee benefits decreased $64 thousand to $6.7 million for first quarter of 2010 versus the prior year.  The relatively flat compensation costs significantly reflect the conclusion of the Company’s major branch expansion program and the hiring related to that.    Full time equivalent headcount was 730 as of March 31, 2010, compared to 765 as of March 31, 2009 and 732 as of December 31, 2009.  Net occupancy expense decreased $143 thousand to $3.5 million during the first quarter of 2010 compared to the year-ago.  Equipment expense increased by $276 thousand to $1.4 million in the first quarter of 2010, reflecting new offices and general growth.

Professional services and outsourced services were flat compared to the prior year at $2.8 million in the first quarter of 2010.  As noted, ORE expenses increased by $1.8 million to $2.0 million as the number of foreclosed properties increased.  Advertising expenses decreased by $249 thousand to $526 thousand in the first quarter of 2010 compared to the prior year

Income Taxes
In the first quarter of 2010, TrustCo recognized income tax expense of $3.9 million as compared to $3.0 million for the same period in 2009.  The effective tax rates were 36.2% and 31.9% for the first quarters of 2010 and 2009, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at March 31, 2010 was $250.6 million, compared to $245.7 million at year-end 2009. TrustCo declared a dividend of $0.0625 per share in the first quarter of 2010.  This results in a dividend payout ratio of 69.2% based on first quarter 2010 earnings per share of $0.090.

Index

The Company achieved the following ratios as of March 31, 2010 and 2009:

	March 31,		Minimum Regulatory
	2010	2009	Guidelines
Tier 1 risk adjusted capital	12.35%	12.37%	4.00%

Total risk adjusted capital	13.60%	13.63%	8.00%

In addition, at March 31, 2010, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.72%, compared to 6.71% at December 31, 2009, compared to a minimum regulatory requirement of 4.00%.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $1.6 million in 2010 and ($1.8) million in 2009.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. treasuries	$-	-	0.00%	$1,656	2	0.57%	(2)	(2)	-
U. S. government sponsored enterprises	486,249	3,597	2.96%	181,232	1,424	3.14%	2,173	2,732	(559)
Mortgage backed securities and collateralized mortgage obligations-residential	99,658	1,170	4.70%	139,964	1,627	4.65%	(457)	(575)	118
State and political subdivisions	88,089	1,449	6.58%	102,431	1,645	6.42%	(196)	(445)	249
Other	93,276	1,164	5.00%	6,834	37	2.17%	1,127	1,022	105

Total securities available for sale	767,272	7,380	3.85%	432,117	4,735	4.38%	2,645	2,732	(87)

Federal funds sold and other short-term Investments	175,208	164	0.38%	311,690	518	0.67%	(354)	(178)	(176)

Trading Securities
U. S. government sponsored enterprises	-	-	0.00%	49,499	368	2.97%	(368)	(368)	-
State and political subdivisions	-	-	0.00%	1,052	12	4.41%	(12)	(12)	-

Total trading securities	-	-	0.00%	50,551	380	3.00%	(380)	(380)	-

Held to maturity securities:
U. S. government sponsored enterprises	73,418	437	2.38%	290,203	1,702	2.35%	(1,265)	(1,415)	150
Corporate bonds	72,887	843	4.63%	54,429	620	4.56%	223	213	10
Mortgage backed securities-residential	181,929	1,245	2.74%	52,042	461	3.54%	784	1,482	(698)

Total held to maturity securities	328,234	2,525	3.08%	396,674	2,783	2.81%	(258)	280	(538)

Commercial loans	274,073	4,099	5.98%	296,757	4,336	5.85%	(237)	(781)	544
Residential mortgage loans	1,726,289	24,990	5.79%	1,613,196	24,379	6.04%	611	5,456	(4,845)
Home equity lines of credit	280,110	2,510	3.63%	254,498	2,300	3.67%	210	373	(163)
Installment loans	4,367	162	15.05%	5,047	185	14.85%	(23)	(39)	16

Loans, net of unearned income	2,284,839	31,761	5.57%	2,169,498	31,200	5.76%	561	5,009	(4,448)

Total interest earning assets	3,555,553	41,830	4.71%	3,360,530	39,616	4.72%	2,214	7,463	(5,249)

Allowance for loan losses	(38,741)			(36,175)
Cash & non-interest earning assets	144,152			112,789

Total assets	$3,660,964			$3,437,144

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$392,621	169	0.17%	$331,859	174	0.21%	(5)	128	(133)
Money market accounts	436,194	1,279	1.19%	290,690	983	1.37%	296	1,063	(767)
Savings	671,797	809	0.49%	617,165	751	0.49%	58	58	-
Time deposits	1,535,217	6,819	1.80%	1,578,559	12,235	3.14%	(5,416)	(327)	(5,089)

Total interest bearing deposits	3,035,829	9,076	1.21%	2,818,273	14,143	2.04%	(5,067)	922	(5,989)
Short-term borrowings	116,540	456	1.59%	108,748	465	1.73%	(9)	139	(148)

Total interest bearing liabilities	3,152,369	9,532	1.23%	2,927,021	14,608	2.02%	(5,076)	1,061	(6,137)

Demand deposits	243,003			254,746
Other liabilities	16,413			18,829
Shareholders' equity	249,179			236,548

Total liabilities and shareholders' equity	$3,660,964			$3,437,144

Net interest income , tax equivalent		32,298			25,008		7,290	6,402	888

Net interest spread			3.48%			2.70%

Net interest margin (net interest income to total interest earning assets)			3.62%			2.96%

Tax equivalent adjustment		(502)			(550)

Net interest income		31,796			24,458

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2009 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month period ended March 31, 2010, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet both short term earning goals but to also allow the Company to respond to changes in interest rates in the future.  Consequently the Company has reduced the average balance of federal funds sold and other short-term investments from $311.7 million in the first quarter of 2009 to $175.2 million in the first quarter of 2010.  These funds were invested in a combination of conservative agency securities, mortgage-backed securities and corporate bonds with short and intermediate terms/expected average lives, and are held in the held-to-maturity and available-for-sale portfolios.  Cash flow has been used to fund the growth of the loan portfolio.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date:  May 7, 2010

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