Form 10-Q
period 2010-06-30
TRUSTCO BANK CORP N Y
filed 2010-08-09
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2010

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
☒Yes    ☐ No

Indicate  by check mark whether the registrant has submitted electronically and  posted  on  its  corporate  Web  site,  if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405  of  this  chapter)  during the preceding 12 months (or for such shorter period  that  the  registrant  was  required  to  submit  and  post  such files.
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
☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of July 31, 2010
$1 Par Value	76,998,654

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:
Interest and fees on loans	$31,976	31,094	63,729	62,285
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	3,588	1,211	7,185	2,637
States and political subdivisions	891	1,097	1,846	2,205
Mortgage-backed securities and collateralized mortgage obligations	944	1,535	2,114	3,162
Corporate bonds	1,105	-	2,151	-
Other securities	64	107	182	144
Total interest and dividends on securities available for sale	6,592	3,950	13,478	8,148

Interest on trading securities:
U. S. government sponsored enterprises	-	37	-	405
States and political subdivisions	-	8	-	16
Total interest on trading securities	-	45	-	421

Interest on held to maturity securities:
U. S. government sponsored enterprises	50	2,144	487	3,846
Mortgage-backed securities	1,455	1,149	2,700	1,610
Corporate bonds	802	777	1,645	1,397
Total interest on held to maturity securities	2,307	4,070	4,832	6,853

Interest on federal funds sold and other short term investments	228	622	392	1,140
Total interest income	41,103	39,781	82,431	78,847

Interest expense:
Interest on deposits:
Interest-bearing checking	172	199	341	373
Savings	857	750	1,666	1,501
Money market deposit accounts	1,342	1,077	2,621	2,060
Time deposits	6,432	10,170	13,251	22,405
Interest on short-term borrowings	455	340	911	805
Total interest expense	9,258	12,536	18,790	27,144

Net interest income	31,845	27,245	63,641	51,703
Provision for loan losses	7,100	2,760	11,800	4,760
Net interest income after provision for loan losses	24,745	24,485	51,841	46,943

Noninterest income:
Trust department income	1,176	1,085	2,537	2,591
Fees for other services to customers	2,646	2,580	4,939	5,246
Net trading losses	-	(36)	-	(344)
Net gain (loss) on securities transactions	1,537	(41)	1,541	70
Other	292	331	498	1,701
Total noninterest income	5,651	3,919	9,515	9,264

Noninterest expenses:
Salaries and employee benefits	6,556	6,411	13,290	13,209
Net occupancy expense	3,511	3,430	7,012	7,074
Equipment expense	1,464	1,240	2,884	2,384
Professional services	1,565	1,280	2,968	2,660
Outsourced services	1,418	1,347	2,839	2,815
Advertising	796	831	1,322	1,606
Insurance	1,535	3,336	3,057	4,710
Other real estate expense, net	794	639	2,747	769
Other	1,596	1,844	3,205	3,612
Total noninterest expenses	19,235	20,358	39,324	38,839

Income before taxes	11,161	8,046	22,032	17,368
Income taxes	4,037	2,666	7,973	5,639

Net income	$7,124	5,380	14,059	11,729

Net income per Common Share:
- Basic	$0.093	0.070	0.183	0.154

- Diluted	$0.093	0.070	0.183	0.154

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS:

Cash and due from banks	$39,850	45,258

Federal funds sold and other short term investments	501,957	100,636
Total cash and cash equivalents	541,807	145,894

Securities available for sale:
U. S. government sponsored enterprises	472,920	523,483
States and political subdivisions	80,806	93,215
Mortgage-backed securities and collateralized mortgage obligations	24,165	104,901
Corporate bonds	84,476	81,445
Other securities	7,870	7,321
Total securities available for sale	670,237	810,365

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2010 $0; 2009 $99,179)	-	99,251
Mortgage-backed securities (fair value 2010 $159,525; 2009 $198,601)	152,920	196,379
Corporate bonds (fair value 2010 $71,914; 2009 $81,782)	69,152	79,241
Total held to maturity securities	222,072	374,871

Loans:
Commercial	258,214	278,236
Residential mortgage loans	1,782,410	1,721,157
Home equity line of credit	285,123	277,306
Installment loans	4,477	4,837
Total loans	2,330,224	2,281,536
Less:
Allowance for loan losses	39,231	37,591
Net loans	2,290,993	2,243,945

Bank premises and equipment, net	37,230	37,793
Other assets	66,565	67,029

Total assets	$3,828,904	3,679,897

LIABILITIES:
Deposits:
Demand	$258,215	258,759
Interest-bearing checking	421,705	405,383
Savings accounts	711,580	665,463
Money market deposit accounts	513,920	393,779
Certificates of deposit (in denominations of $100,000 or more)	464,811	486,190
Other time accounts	1,066,303	1,095,586
Total deposits	3,436,534	3,305,160

Short-term borrowings	116,669	107,728
Accrued expenses and other liabilities	20,512	21,331

Total liabilities	3,573,715	3,434,219

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 shares issued at June 30, 2010 and December 31, 2009, respectively	83,166	83,166
Surplus	127,987	128,681
Undivided profits	103,647	99,190
Accumulated other comprehensive income (loss), net of tax	2,284	(1,282)
Treasury stock at cost - 6,293,169 and 6,514,994 shares at June 30, 2010 and December 31, 2009, respectively	(61,895)	(64,077)

Total shareholders' equity	255,189	245,678

Total liabilities and shareholders' equity	$3,828,904	3,679,897

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Six Months Ended June 30, 2009	-	-	11,729	-	11,729	-	11,729
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax cost of $202)	-	-	-	-	(122)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $1,822)	-	-	-	-	1,029	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain of $70)	-	-	-	-	25	-	-
Other comprehensive income, net of tax:				932	932		932
Comprehensive income	-	-	-		12,661	-	-
Cash dividend declared, $.1725 per share	-	-	(13,160)	-		-	(13,160)
Sale of treasury stock (337,509 shares)	-	(818)	-	-		3,321	2,503
Stock based compensation expense	-	107	-	-		-	107

Ending balance, June 30, 2009	$83,166	129,431	92,387	(509)		(66,340)	238,135

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Six Months Ended June 30, 2010	-	-	14,059	-	14,059	-	14,059
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $202)	-	-	-	-	(122)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $7,674)	-	-	-	-	4,617	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $1,541)	-	-	-	-	(929)	-	-
Other comprehensive income, net of tax:				3,566	3,566		3,566
Comprehensive income	-	-	-		17,625	-	-
Cash dividend declared, $.125 per share	-	-	(9,602)	-		-	(9,602)
Sale of treasury stock (221,825 shares)	-	(783)	-	-		2,182	1,399
Stock based compensation expense	-	89	-	-		-	89

Ending balance, June 30, 2010	$83,166	127,987	103,647	2,284		(61,895)	255,189

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$14,059	11,729

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,332	2,190
Loss on sale of other real estate owned	530	317
Provision for loan losses	11,800	4,760
Deferred tax expense	667	421
Stock based compensation expense	89	107
Net loss (gain) on sale of bank premises and equipment	39	(49)
Net gain on sales and calls of securities	(1,541)	(70)
Proceeds from sales and calls of trading securities	-	24,936
Proceeds from maturities of trading securities	-	90,000
Net trading losses	-	344
Increase in taxes receivable	(10,084)	(9,034)
Decrease in interest receivable	2,371	1,785
Decrease in interest payable	(303)	(993)
Decrease in other assets	1,325	40
Increase (decrease) in accrued expenses and other liabilities	(530)	1,475
Total adjustments	6,695	116,229
Net cash provided by operating activities	20,754	127,958

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	649,747	393,489
Proceeds from calls and maturities of held to maturity securities	152,549	334,384
Purchases of securities available for sale	(510,553)	(275,299)
Proceeds from maturities of securities available for sale	8,858	7,150
Purchases of held to maturity securities	-	(661,518)
Net increase in loans	(63,276)	(35,795)
Proceeds from dispositions of other real estate owned	7,516	1,705
Proceeds from dispositions of bank premises and equipment	-	141
Purchases of bank premises and equipment	(1,808)	(4,514)
Net cash provided by (used in) investing activities	243,033	(240,257)

Cash flows from financing activities:

Net increase in deposits	131,374	97,918
Net increase (decrease) in short-term borrowings	8,941	(24,014)
Proceeds from sale of treasury stock	1,399	2,503
Dividends paid	(9,588)	(16,753)
Net cash provided by financing activities	132,126	59,654
Net increase (decrease) in cash and cash equivalents	395,913	(52,645)
Cash and cash equivalents at beginning of period	145,894	249,604
Cash and cash equivalents at end of period	$541,807	$196,959

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$19,093	$28,137
Income taxes paid	18,057	14,636
Other non cash items:
Increase in due to broker	-	5,000
Transfer of loans to other real estate owned	4,428	7,018
Increase (decrease) in dividends payable	14	(3,593)
Change in unrealized gain on securities available for sale-gross of deferred taxes	6,133	1,751
Change in deferred tax effect on unrealized gain on securities available for sale	(2,445)	(697)
Amortization of prior service cost on pension and post retirement plans	(202)	(202)
Change in deferred tax effect of amortization of prior service cost	80	80

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2009 Annual Report to Shareholders on Form 10-K.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three month and six month periods ended June 30, 2010 and 2009 follows:

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended June 30, 2010:
Basic EPS:
Income available to common shareholders	$7,124	76,649	$0.093
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,124	76,649	$0.093

For the quarter ended June 30, 2009:
Basic EPS:
Income available to common shareholders	$5,380	76,421	$0.070
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$5,380	76,421	$0.070

Index

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the six months ended June 30, 2010:
Basic EPS:
Income available to common shareholders	$14,059	76,816	$0.183
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$14,059	76,816	$0.183

For the six months ended June 30, 2009:
Basic EPS:
Income available to common shareholders	$11,729	76,310	$0.154
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$11,729	76,310	$0.154

There were approximately 3.0 million stock options outstanding for the three months and six months ended June 30, 2010 and 3.7 million and 3.8 million stock options outstanding for the three months and six months ended June 30, 2009 which, if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.  The options are considered antidilutive because the option price is greater than the current market price.

3.	Benefit Plans
The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three month and six month periods ended June 30, 2010 and 2009 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense (Benefit) for the three months ended June 30, 2010 and 2009 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$14	12	8	6
Interest cost	375	401	15	16
Expected return on plan assets	(454)	(355)	(106)	(84)
Amortization of net loss	51	29	-	-
Amortization of prior service credit	-	-	(101)	(101)
Net periodic expense (benefit)	$(14)	87	(184)	(163)

Index

Components of Net Periodic Expense (Benefit) for the six months ended June 30, 2010 and 2009 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$28	24	16	12
Interest cost	749	802	31	32
Expected return on plan assets	(907)	(710)	(211)	(170)
Amortization of net loss	102	58	-	-
Amortization of prior service credit	-	-	(202)	(202)
Net periodic expense (benefit)	$(28)	174	(366)	(328)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2010.  As of June 30, 2010, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2010.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

(dollars in thousands)	June 30, 2010
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$470,717	2,203	-	472,920
State and political subdivisions	78,604	2,203	1	80,806
Mortgage backed securities and collateralized mortgage obligations - residential	24,297	248	380	24,165
Corporate bonds	85,647	365	1,536	84,476
Other	650	-	-	650
Total debt securities	659,915	5,019	1,917	663,017
Equity securities	7,184	36	-	7,220
Total securities available for sale	$667,099	5,055	1,917	670,237

Index

(dollars in thousands)	June 30, 2010
Held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - residential	$152,920	6,605	-	159,525
Corporate bonds	69,152	2,762	-	71,914
Total held to maturity securities	$222,072	9,367	-	231,439

(dollars in thousands)	December 31, 2009
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$528,665	787	5,969	523,483
State and political subdivisions	90,664	2,587	36	93,215
Mortgage backed securities and collateralized mortgage obligations - residential	104,760	1,609	1,468	104,901
Corporate bonds	81,989	135	679	81,445
Other	650	-	-	650
Total debt securities	806,728	5,118	8,152	803,694
Equity securities	6,632	39	-	6,671
Total securities available for sale	$813,360	5,157	8,152	810,365

(dollars in thousands)	December 31, 2009
Held to maturity		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$99,251	75	147	99,179
Mortgage backed securities - residential	196,379	2,444	222	198,601
Corporate bonds	79,241	2,541	-	81,782
Total held to maturity securities	$374,871	5,060	369	379,562

Index

The following table shows the amortized cost and fair value of the portfolios of debt securities by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
(dollars in thousands) Available for sale	Amortized Cost	Fair Value
Due in one year or less	$28,362	28,439
Due in one year through five years	224,824	225,229
Due after five years through ten years	361,767	363,033
Due after ten years	44,962	46,316
	$659,915	663,017

(dollars in thousands) Held to maturity	Amortized Cost	Fair Value
Due in one year or less	$20,066	20,415
Due in one year through five years	182,604	190,835
Due in five years through ten years	19,402	20,189
	$222,072	231,439

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

(dollars in thousands)
Available for sale	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
State and political subdivisions	$314	1	-	-	314	1
Mortgage backed securities and collateralized mortgage obligations - residential	18,971	335	811	45	19,782	380
Corporate bonds	49,466	1,536	-	-	49,466	1,536
Total available for sale	$68,751	1,872	811	45	69,562	1,917

Index

(dollars in thousands)
Available for sale	December 31, 2009
	12 months		or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$405,003	5,969	-	-	405,003	5,969
State and political subdivisions	2,025	16	368	20	2,393	36
Mortgage backed securities and collateralized mortgage obligations - residential	45,870	1,282	4,505	186	50,375	1,468
Corporate bonds	56,985	679	-	-	56,985	679
Total available for sale	$509,883	7,946	4,873	206	514,756	8,152

(dollars in thousands)
Held to maturity	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$39,978	147	-	-	39,978	147
Mortgage backed securities - residential	20,884	222	-	-	20,884	222
Total held to maturity	$60,862	369	-	-	60,862	369

Proceeds from sales and calls of securities available for sale were $649.7 million and $393.5 million for the six months ended June 30, 2010 and 2009, respectively. Gross gains of approximately $2.0 million and $113 thousand and gross losses of $417 thousand and $43 thousand were realized on these sales during 2010 and 2009, respectively.

Proceeds from sales and calls of securities available for sale were $539.4 million and $69.5 million for the three months ended June 30, 2010 and 2009, respectively. Gross gains of approximately $2.0 million and $2 thousand and gross losses of $417 thousand and $43 thousand were realized on these sales during 2010 and 2009, respectively.

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

Index

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

As of June 30, 2010, the Company’s security portfolio consisted of 352 securities, 18 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At June 30, 2010, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac.  The government has affirmed its commitment to support these institutions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

State and Political Subdivisions and Corporate Bonds

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.  Credit ratings on these securities remain within policy limits.

As a result of the above analysis, for the three month and six month periods ended June 30, 2010, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

5.	Loans and Allowance for Loan Losses

A summary of loans by category is as follows:

(dollars in thousands)
	June 30, 2010	December 31, 2009
Commercial	$256,418	275,280
Real estate - construction	12,540	16,162
Real estate mortgage	1,771,666	1,707,951
Home equity lines of credit	285,123	277,306
Installment Loans	4,477	4,837
Total loans, net	2,330,224	2,281,536
Less: Allowance for loan Losses	39,231	37,591
Net loans	$2,290,993	2,243,945

The following table sets forth information with regard to nonperforming loans:

(dollars in thousands)
	June 30, 2010	December 31, 2009
Loans in nonaccrual status	$49,484	45,632
Restructured loans	386	400
Total nonperforming loans	$49,870	46,032

Transactions in the allowance for loan losses is summarized as follows:

(dollars in thousands)	For the three months ended June 30,
	2010	2009
Balance at beginning of period	$39,490	36,159
Provision for loan losses	7,100	2,760
Loans charged off	(7,676)	(3,211)
Recoveries on loans previously charged off	317	451
Balance at end of period	$39,231	36,159

(dollars in thousands)	For the six months ended June 30,
	2010	2009
Balance at beginning of period	$37,591	36,149
Provision for loan losses	11,800	4,760
Loans charged off	(10,711)	(5,408)
Recoveries on loans previously charged off	551	658
Balance at end of period	$39,231	36,159

Index

6.	Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale:  Securities available for sale are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  This results in a Level 2 classification of the inputs for determining fair value.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities were $36 thousand and $344 thousand of net trading losses for the three months and six months ended June 30, 2009, respectively.  No trading gains or losses were recognized during 2010.

Other Real Estate Owned:  The fair value of other real estate owned is determined by observable comparable sales and property valuation techniques.  This results in a Level 2 classification of the inputs for determining fair value.

Index

Assets and liabilities measured at fair value under FASB ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$472,920	-	472,920	-
State and political subdivisions	80,806	-	80,806	-
Mortgage-backed securities and collateralized mortgage obligations - residential	24,165	-	24,165
Corporate bonds	84,476		84,476
Other securities	956	-	956	-

Total securities available-for-sale	$663,323	-	663,323	-

	Fair Value Measurements at December 31, 2009 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$523,483	-	523,483	-
State and political subdivisions	93,215	-	93,215	-
Mortgage-backed securities and collateralized mortgage obligations - residential	104,901	-	104,901
Corporate bonds	81,445		81,445
Other securities	958	-	958	-

Total securities available-for-sale	$804,002	-	804,002	-

Index

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$5,401	-	5,401	-
Impaired loans	15,495	-	-	15,495

Other real estate owned, which is carried at fair value, approximates $5.4 million at June 30, 2010.  Valuation charges of approximately $201 thousand and $1.3 million are included in earnings for the three month and six month periods ended June 30, 2010, respectively.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At June 30, 2010, impaired loans had a fair value of $15.5 million.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to these loans were $4.4 million and $4.7 million for the three and six months ended June 30, 2010, respectively.

	Fair Value Measurements at
	December 31, 2009 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$9,019	-	9,019	-
Impaired loans	12,109	-	-	12,109

Other real estate owned, which is carried at fair value, approximated $9.0 million at December 31, 2009.  A valuation charge of $1.2 million was included in earnings for the year then ended.

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At December 31, 2009, impaired loans had a fair value of $12.1 million.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans. Gross charge-offs related to these loans were $1.9 million for the year ended December 31, 2009.

There have been no transfers between Level 1, Level 2 and Level 3 during 2010 and 2009.

Index

In accordance with FASB ASC 825 “Financial Instruments,” the carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	As of
(dollars in thousands)	June 30, 2010
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$541,807	541,807
Securities available for sale	670,237	670,237
Held to maturity securities	222,072	231,439
Loans, net	2,290,993	2,357,076
Accrued interest receivable	11,827	11,827
Financial liabilities:
Demand deposits	258,215	258,215
Interest bearing deposits	3,178,319	3,185,284
Short-term borrowings	116,669	116,669
Accrued interest payable	1,286	1,286

	As of
(dollars in thousands)	December 31, 2009
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$145,894	145,894
Securities available for sale	810,365	810,365
Held to maturity securities	374,871	379,562
Loans, net	2,243,945	2,285,256
Accrued interest receivable	14,198	14,198
Financial liabilities:
Demand deposits	258,759	258,759
Interest bearing deposits	3,046,401	3,054,598
Short-term borrowings	107,728	107,728
Accrued interest payable	1,589	1,589

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

7.	Adoption of New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The impact of adoption on January 1, 2010 was not material.

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

Index

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements.  New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure    fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The impact of adoption on January 1, 2010 was not material as it required only disclosures, which are included in the Fair Value footnote.

In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions.  The impact of adoption on January 1, 2010 was not material.

In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The impact of adoption was not material.  In February 2010, the FASB issued guidance clarifying that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts with SEC requirements.

Newly Issued But Not Yet Effective Accounting Guidance

In April 2010, the FASB issued ASU No. 2010-18 – Receivables (Topic 310) - Effect  of  a  Loan Modification When the Loan is part of a Pool that is Accounted for as a Single Asset. This Update clarifies that modifications of loans accounted for as a pool under Subtopic 310-30 do not result in those loans being removed from the pool.  The provisions of this ASU are effective for modifications of loans in the first interim or annual period ending on or after July 15, 2010.  The impact of adoption on July 1, 2010 was not material.

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses.  The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management is currently evaluation the impact of ASU 2010-20.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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
August 9, 2010

Index

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three and six month periods ended June 30, 2010, with comparisons to 2009 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2009 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets were mixed in the second quarter of 2010, with periods of positive movements interspersed with periods of downtrends.  While the level of volatility that accompanied the financial crisis has not returned, volatility has increased in most markets.  A gradual recognition that underlying economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors contributed to the issues markets reacted to during the quarter.  The pace of bank failures has remained significantly elevated in 2010, the focus has mostly been on smaller institutions, and have been more the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the crisis.  The 2008 and early 2009 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts. The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Bank (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  In general, most economists have reined in expectations for the remainder of 2010 and early 2011, as the overhang of significant loan/asset quality problems, as well as uncertainty regarding the eventual need for the Fed to move away from its easy money policy and the need for the Fed and other elements of the government to withdraw various supporting mechanisms remain concerns.  The Federal Government will also be implementing the recent financial reform bill, “Restoring American Financial Stability” over the coming months and years, which will likely have a significant impact on the financial services industry.

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at June 30, 2010, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and/or charge-offs in its loan portfolios.

Index

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and cash equivalents) as well as the low risk types of securities that the Company typically invests in.  During the quarter, the slope of the yield curve was relatively positive, showing limited change compared to the preceeding quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  The sheer volume of government financing that is expected in the coming quarters is likely to be a factor in the direction and level of rates.  Finally, the enactment, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will create additional uncertainty for the Company and the Bank. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Forward-looking Statements
Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo's press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, including the Risk Factors described in Item 1A of TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2009 and in this report, in some cases have affected and in the future could affect TrustCo's actual results, and could cause TrustCo's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment and in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, (5) real estate and collateral values, and (6) changes in market area and general business and economic trends.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2010 and 2009.

Index

Overview
TrustCo recorded net income of $7.1 million, or $0.093 of diluted earnings per share for the three months ended June 30, 2010, as compared to net income of $5.4 million or $0.070 of diluted earnings per share in the same period in 2009.

For the first half of 2010, TrustCo recorded net income of $14.1 million, or $0.183 of diluted earnings per share, as compared to net income of $11.7 million or $0.154 of diluted earnings per share in the same period in 2009.

The primary factors accounting for the change for three and six month periods through June 30, 2010 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $249.5 million to $3.68 billion for the second quarter of 2010 compared to the same period in 2009 and an increase of $222.4 million for the first six months of 2010 as compared to the prior year,

•
An increase in the average balance of interest bearing liabilities of $279.1 million to $3.27 billion for the second quarter of 2010 as compared to 2009 and an increase of $252.4 million for the first half of 2010, compared to the prior year,

•
An increase in net interest margin from 3.24% for the second quarter of 2009 to 3.51% for the same period in 2010, which, combined with the increase in average earning assets, resulted in an increase of $4.5 million in taxable equivalent net interest income and an increase in the margin for the first half of 2010 to 3.57% from 3.10% in the prior year resulting in an increase of $11.8 million in taxable equivalent net interest income,

•
An increase in the provision for loan losses from $2.8 million for the second quarter of 2009 to $7.1 million in the comparable period in 2010.  For the first half of 2010, the provision was $11.8 million, compared $4.8 million in the prior year period,

•	An increase of $1.6 million in net gains on securities transactions for the second quarter of 2010 as compared to the second quarter of 2009, and

•
A decrease of $1.1 million in noninterest expense for the second quarter of 2010 as compared to the second quarter of 2009 and an increase of $485 thousand for the first half of 2010 compared to the prior year.

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

Index

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans.  The absolute level of interest rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate; however during 2008 highly competitive conditions in the banking industry resulted in rates on deposit accounts not declining in line with the Federal Funds rate.  Continued low rates on US Treasuries and the failure of several significant competitors has led to somewhat lessened competitiveness on rates in some areas, and the moderation of deposit rates experienced in 2009 generally continued in the second quarter of 2010 relative to prior periods.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by other means, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  The FRB recently stopped these purchases and is expected to eventually sell these securities, which may contribute to higher rates.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield, while fluctuating during the quarter is at a very low level.  The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

Index

Interest rates generally remain below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the second quarter of 2010, although the rate of decline has slowed.

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been affected to the degree that the mortgage crisis has affected some banks and financial institutions in the United States.  The crisis revolves around actual and anticipated higher levels of delinquencies and defaults on mortgage loans, in many cases arising from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans, fraud and other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

For the second quarter of 2010, the net interest margin increased to 3.51% from 3.24% for the second quarter of 2009.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments increased by $164.9 million and the average yield decreased to 25 basis points in the second quarter of 2010 from 1.26% in the same period in 2009.  The decrease in yield on federal funds sold and other short-term investments is attributable to a lagged response to the decrease in the target federal funds rate and rates on alternative short-term investments.  The increase in the average balance primarily reflects the strong growth of deposit account balances.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $36.5 million and the average yield increased to 3.68% for the second quarter of 2010 compared to 3.28% for the same period in 2009.  Within the total securities portfolio, the available-for-sale portfolio increased by $326.9 million, while the held-to-maturity portfolio decreased by $356.8 million.

-
The average loan portfolio grew by $121.1 million to $2.31 billion and the average yield decreased 15 basis points to 5.55% in the second quarter of 2010 compared to the same period in 2009.  The decline in the average yield primarily reflects the decline in market interest rates on new loans as older, higher rate loans pay down.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $279.1 million and the average rate paid decreased 54 basis points to 1.14% in the second quarter of 2010 compared to the same period in 2009.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

Index

During the second quarter of 2010, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans that TrustCo focuses on.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during 2010 including the second quarter.  However, the decline in deposit costs has lagged the decline in the Federal Funds target rate.

Earning Assets
Total average interest earning assets increased from $3.43 billion in the second quarter of 2009 to $3.68 billion in the same period of 2010 with an average yield of 4.70% in 2009 and 4.52% in 2010.  Interest income on average earning assets increased from $40.3 million in the second quarter of 2009 to $41.5 million in the second quarter of 2010, on a tax equivalent basis, as the increase in average earning assets more than offset the decline in average yield.

Loans
The average balance of loans was $2.31 billion in the second quarter of 2010 and $2.18 billion in the comparable period in 2009.  The yield on loans decreased 15 basis points to 5.55%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $31.1 million in the second quarter of 2009 to $32.0 million in the second quarter of 2010.

Compared to the second quarter of 2009, the average balance of the loan portfolio during the second quarter of 2010 increased in residential mortgages and home equity lines of credit, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.75 billion in 2010 compared to $1.63 billion in 2009, an increase of 7.6%.  The average yield on residential mortgage loans decreased by 16 basis points to 5.79% in the second quarter of 2010 compared to 2009.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly in recent years as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  During the first half of 2010, the Company also introduced a feature allowing borrowers to set a loan closing date at the time of application.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $25.3 million to an average balance of $265.9 million in the second quarter of 2010 over the prior year.  The average yield on this portfolio decreased 14 basis points to 5.88% over the same period.

The average yield on home equity credit lines increased 2 basis points to 3.65% during the second quarter of 2010 compared to 2009.  The roughly flat yield reflects that the underlying index rate was unchanged over the last year.  The average balances of home equity lines increased 8.8% to $283.3 million in the second quarter of 2010 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the second quarter of 2010 was $773.4 million compared to $446.4 million for the comparable period in 2009.  The average yield was 3.63% for the second quarter of 2010 and 4.02% for the second quarter of 2009.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $3.1 million as of June 30, 2010 compared to a unrealized gain of $2.2 million as of June 30, 2009, with the change due primarily to changes in interest rates.  TrustCo does not own any equity securities of Fannie Mae or Freddie Mac in any of its portfolios.

Trading Securities
There were no trading securities for the second quarter of 2010, compared to $6.7 million in the comparable period of 2009.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 2.93% for the second quarter of 2009.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $238.8 million for the second quarter of 2010 compared to $595.6 million in the second quarter of 2009.  The average yield was 3.86% for the 2010 period compared to 2.73% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2010 second quarter average balance of federal funds sold and other short-term investments was $363.8 million, a $164.9 million increase from the $198.9 million average for the same period in 2009.  The yield decreased from 1.26% in 2009 to 0.25% in 2010.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold a year ago and the gradual decline in rates on alternative short-term investments.  Interest income from this portfolio decreased by approximately $394 thousand from $622 thousand in 2009 to $228 thousand in 2010, as the decline in yield more than offset the balance increase.

Index

The federal funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio.  The vast majority of the Company’s funding comes from traditional deposit vehicles such as savings, demand deposits, interest-bearing checking, money market and time deposit accounts.

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.91 billion during the second quarter of 2009 to $3.15 billion in the second quarter of 2010, and the average rate paid decreased from 1.68% for 2009 to 1.12% for 2010.  Total interest expense on these deposits decreased $3.4 million to $8.8 million in the second quarter of 2010 compared to the year earlier period.

Average short-term borrowings for the quarter were $119.4 million in 2010 compared to $83.3 million in 2009.  The average rate decreased during this time period from 1.64% in 2009 to 1.53% in 2010.

Net Interest Income
Taxable equivalent net interest income increased by $4.5 million to $32.3 million in the second quarter of 2010 as compared to the same period in 2009.  The net interest spread increased from 3.02% in the second quarter of 2009 to 3.38% in 2010. The net interest margin increased by 27 basis points to 3.51% for the second quarter of 2010.

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of June 30, 2010:

Nonperforming loans: Total NPLs were $49.9 million at June 30, 2010, compared to $46.9 million at March 31, 2010 and to $46.0 million at December 31, 2009.  There were $49.5 million of nonaccrual loans at June 30, 2010 compared to $46.5 million at March 31, 2010 and  $45.6 million at December 31, 2009.  Restructured loans were $386 thousand at June 30, 2010 compared to $393 thousand at March 31, 2010 and $400 thousand at December 31, 2009.  There were no loans at June 30, 2010, March 31, 2010 or December 31, 2009 that were past due 90 days or more and still accruing interest.

Index

At June 30, 2010, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $49.9 million, $34.7 million were residential real estate loans and $15.1 million were commercial mortgages, compared to $35.3 million and $11.5 million, respectively at March 31, 2010 and to $34.3 million and $11.7 million, respectively at December 31, 2009.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.58% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2010 (annualized) compared to 0.49% in the first quarter of 2010 and to 0.44% for the second quarter of 2009.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Further, a relatively small portion of the Company’s residential real estate loans are in the Florida markets, which the Company has recently entered.  Underwriting standards have been revised to correspond to the risks in these markets.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans immediately and move promptly to resolve problem loans, reflecting the increase in non-performing loans and the overall weakness in economic conditions primarily in these markets. Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated automatically generated notices as well as personalized phone calls and letters.  Loans go to non-accrual status once they are 90 days past due.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically and the loan value is written down if the collateral value is insufficient.

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2010, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $15.1 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2010, compared to $11.5 million at March 31, 2010 and to $11.7 million at December 31, 2009.  There were $386 thousand of impaired retail loans at June 30, 2010, compared to $393 thousand at March 31, 2010 and to $400 thousand at December 31, 2009.  The average balances of all impaired loans were $12.4 million during the second quarter of 2010 and $13.6 million in the second quarter of 2009.  The Company recognized approximately $12 thousand of interest income on these loans in the second quarter of 2010 compared to $12 thousand for the second quarter of 2009 and approximately $55 thousand for all of 2009.

Index

At June 30, 2010 there was $5.4 million of foreclosed real estate as compared to $8.8 million at March 31, 2010 and to $9.0 million at December 31, 2009.

During the second quarter of 2010, there were $4.4 million of gross commercial loan charge offs and $3.2 million of gross residential mortgage and consumer loan charge-offs as compared with $308 thousand of gross commercial loan charge-offs and $2.7 million of residential mortgage and consumer loan charge-offs in the first quarter of 2010 and to $850 thousand and $2.4 million, respectively, in the second quarter of 2009.  Gross recoveries during the second quarter of 2010 were $34 thousand for commercial loans and $283 thousand for residential mortgage and consumer loans, compared to $199 thousand for commercial loans and $252 thousand for residential and consumer in the second quarter of 2009.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

At June 30, 2010, the allowance for loan losses was $39.2 million, compared to the March 31, 2010 level of $39.5 million and to the December 31, 2009 balance of $37.6 million.  The allowance represents 1.68% of the loan portfolio as of June 30, 2010 compared to 1.73% at March 31, 2010 and to 1.65% at December 31, 2009.

The provision for loan losses was $7.1 million for the quarter ended June 30, 2010 compared to $2.8 million for the second quarter of 2009 and to $4.7 million in the quarter ended March 31, 2010.  Net charge-offs for the three-month period ended June 30, 2010 were $7.4 million compared to net charge-offs of $2.8 million for the comparable period in 2009 and $2.8 million in the quarter ended March 31, 2010.  The provision for loan losses was increased due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  For the second quarter of 2010, the Company recorded a charge-off on a commercial loan that while still performing on its original terms may have weaknesses that impact its performance.  This loan was included in non-performing loans in the second quarter.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan charge offs and recoveries, and
•	The growth in the loan portfolio and the implication that has in relation to the economic climate in the bank’s business territory,

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

Noninterest Income
Total noninterest income for the second quarter of 2010 was $5.7 million, compared to $3.9 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income increased from $4.0 million in the second quarter of 2009 to $4.1 million in the second quarter of 2010.  Net gains on securities transactions were $1.5 million in the second quarter of 2010, compared to net losses of $41 thousand in the second quarter of 2009.  There were also net trading losses of $36 thousand in the second quarter of 2009.  With the elimination of the portfolio of trading securities, there will be no further trading gains or losses.

For the first half of 2010, total noninterest income was $9.5 million, compared to $9.3 million in the prior year.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $9.5 million in the first half of 2009 to $8.0 million in the first half of 2010.  Trading losses and net losses on securities transactions were $274 thousand in the first half of 2009, compared to gains of $1.5 million in the first half of 2010.

Trust department income increased to $1.2 million for the second quarter of 2010 compared to $1.1 million in the second quarter of 2009. Trust department assets under management were $724 million at June 30, 2010 compared to $769 million at March 31, 2010.  For the first half of 2010, trust department income was $2.5 million, down $54 thousand from the prior year.

The total of fees for other services to customers plus other income was flat at $2.9 million in the second quarter of 2010 compared to the same period in 2009.  The net result reflects growth in customer accounts and increased transactions, offset by industry trends in overdraft fees.  New regulations are also expected to limit overdraft fee income beginning in the second half of 2010.  For the first half of 2010, fees for other services to customers plus other income were $5.4 million, down from $6.9 million.  This decline reflects industry trends in overdraft fees as well as the elimination of uncertainties regarding the collectability of certain accruals in 2009, which boosted income in that period.

Noninterest Expenses
Total noninterest expenses were $19.2 million for the three months ended June 30, 2010, compared to $20.4 million for the three months ended June 30, 2009.  Moderate increases in core expense categories were more than offset by a significant reduction in insurance expense, as the one-time, industry-wide FDIC assessment that was recorded in the second quarter of 2009 did not recur in 2010.  For the first half of 2010, total noninterest expenses were $39.3 million, compared to $38.8 for the prior year period.

Index

Salaries and employee benefits increased $145 thousand to $6.6 million for second quarter of 2010 versus the prior year.  The relatively flat compensation costs significantly reflect the conclusion of the Company’s major branch expansion program and the hiring related to that.    Full time equivalent headcount was 737 as of June 30, 2010, compared to 726 as of June 30, 2009 and 730 as of March 31, 2010.  For the first half of 2010, salaries and employee benefits were $13.3 million, up $81 thousand over the prior year.  Net occupancy expense increased $81 thousand to $3.5 million during the second quarter of 2010 compared to the year-ago and were down $62 thousand to $7.0 million for the first half.  Equipment expense increased by $224 thousand to $1.5 million in the second quarter of 2010, reflecting new offices, computer equipment upgrades and general growth.  For the first half of 2010, equipment expenses were up $500 thousand to $2.9 million.

Professional services were up $285 thousand to $1.6 million for the quarter, and were up $308 thousand for the first half of 2010.  ORE expenses increased by $155 thousand to $794 thousand for the second quarter of 2010 as compared to the prior year period, and were up $2.0 million for the first half of 2010.  Advertising expenses decreased by $35 thousand to $796 thousand in the second quarter of 2010 compared to the prior year, and were down $284 thousand versus the prior year.  Insurance costs declined by $1.8 million, to $1.5 million in the second quarter of 2010.  In the second quarter of 2009, a one-time special FDIC assessment of $1.7 million was included in insurance costs. For the first half of 2010, insurance costs were down $1.7 million.

Income Taxes
In the second quarter of 2010, TrustCo recognized income tax expense of $4.0 million as compared to $2.7 million for the same period in 2009.  The effective tax rates were 36.2% and 33.1% for the second quarters of 2010 and 2009, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.  In the first half of 2010, TrustCo recognized income tax expense of $8.0 million as compared to $5.6 million for the same period in 2009.  The effective tax rates were 36.2% and 32.5% for the first half of 2010 and 2009, respectively.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at June 30, 2010 was $255.2 million, compared to $238.1 million at June 30, 2009. TrustCo declared a dividend of $0.0625 per share in the second quarter of 2010.  This results in a dividend payout ratio of 67.4% based on second quarter 2010 earnings per share of $0.093.

The Company achieved the following ratios as of June 30, 2010 and 2009:

	June 30,		Minimum Regulatory
	2010	2009	Guidelines
Tier 1 risk adjusted capital	12.68%	12.45%	4.00%

Total risk adjusted capital	13.94%	13.71%	8.00%

Index

In addition, at June 30, 2010, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.61%, compared to 6.71% at December 31, 2009, compared to a minimum regulatory requirement of 4.00%.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $1.4 million in 2010 and $2.1 million in 2009.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	June 30, 2010			June 30, 2009

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. treasuries	$-	-	0.00%	$1,002	10	4.12%	(10)	(10)	-
U. S. government sponsored enterprises	506,203	3,588	2.84%	199,861	1,201	2.40%	2,387	2,132	255
Mortgage backed securities and collateralized mortgage obligations-residential	79,617	944	4.74%	134,558	1,536	4.57%	(592)	(962)	370
State and political subdivisions	80,817	1,352	6.55%	101,559	1,630	6.42%	(278)	(493)	215
Other	106,718	1,169	4.38%	9,461	107	4.50%	1,062	1,082	(20)

Total securities available for sale	773,355	7,053	3.63%	446,441	4,484	4.02%	2,569	1,749	820

Federal funds sold and other short-term Investments	363,821	228	0.25%	198,902	622	1.26%	(394)	1,843	(2,237)

Trading Securities
U. S. government sponsored enterprises	-	-	0.00%	5,616	37	2.65%	(37)	(37)	-
State and political subdivisions	-	-	0.00%	1,049	12	4.42%	(12)	(12)	-

Total trading securities	-	-	0.00%	6,665	49	2.93%	(49)	(49)	-

Held to maturity securities:
U. S. government sponsored enterprises	8,485	50	2.34%	357,075	2,144	2.00%	(2,094)	(3,851)	1,757
Corporate bonds	69,175	802	4.64%	71,226	777	4.36%	25	(116)	141
Mortgage backed securities-residential	161,152	1,455	3.61%	167,266	1,149	2.75%	306	(269)	575

Total held to maturity securities	238,812	2,307	3.86%	595,567	4,070	2.73%	(1,763)	(4,236)	2,473

Commercial loans	265,947	3,906	5.88%	291,231	4,380	6.02%	(474)	(374)	(100)
Residential mortgage loans	1,751,748	25,345	5.79%	1,627,814	24,196	5.95%	1,149	4,699	(3,550)
Home equity lines of credit	283,328	2,577	3.65%	260,350	2,353	3.63%	224	211	13
Installment loans	4,155	156	15.07%	4,701	172	14.66%	(16)	(44)	28

Loans, net of unearned income	2,305,178	31,984	5.55%	2,184,096	31,101	5.70%	883	4,492	(3,609)

Total interest earning assets	3,681,166	41,572	4.52%	3,431,671	40,326	4.70%	1,246	3,799	(2,553)

Allowance for loan losses	(41,058)			(36,029)
Cash & non-interest earning assets	148,616			126,263

Total assets	$3,788,724			$3,521,905

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$416,232	172	0.17%	$371,991	199	0.21%	(27)	104	(131)
Money market accounts	498,980	1,342	1.08%	314,353	1,077	1.37%	265	1,535	(1,270)
Savings	698,322	857	0.49%	642,767	750	0.47%	107	72	35
Time deposits	1,537,251	6,432	1.68%	1,578,655	10,170	2.58%	(3,738)	(261)	(3,477)

Total interest bearing deposits	3,150,785	8,803	1.12%	2,907,766	12,196	1.68%	(3,393)	1,450	(4,843)
Short-term borrowings	119,401	455	1.53%	83,277	340	1.64%	115	258	(143)

Total interest bearing liabilities	3,270,186	9,258	1.14%	2,991,043	12,536	1.68%	(3,278)	1,708	(4,986)

Demand deposits	249,422			274,710
Other liabilities	17,116			18,454
Shareholders' equity	252,000			237,698

Total liabilities and shareholders' equity	$3,788,724			$3,521,905

Net interest income , tax equivalent		32,314			27,790		4,524	2,091	2,433

Net interest spread			3.38%			3.02%

Net interest margin (net interest income to total interest earning assets)			3.51%			3.24%

Tax equivalent adjustment		(469)			(545)

Net interest income		31,845			27,245

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $1.4 million in 2010 and $1.9 million in 2009.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U.S. treasuries	$-	-	0.00%	$1,327	13	1.91%	(13)	(13)	-
U. S. government sponsored enterprises	496,282	7,185	2.90%	190,598	2,624	2.75%	4,561	4,411	150
Mortgage backed securities and collateralized mortgage obligations-residential	89,582	2,114	4.72%	137,246	3,163	4.61%	(1,049)	(1,264)	215
State and political subdivisions	84,433	2,801	6.63%	101,993	3,275	6.42%	(474)	(758)	284
Other	100,034	2,333	4.67%	8,155	144	3.32%	2,189	2,113	76

Total securities available for sale	770,331	14,433	3.75%	439,319	9,219	4.19%	5,214	4,489	725

Federal funds sold and other short-term Investments	270,035	392	0.29%	254,985	1,140	0.90%	(748)	189	(937)

Trading Securities
U. S. government sponsored enterprises	-	-	0.00%	27,436	405	2.95%	(405)	(405)	-
State and political subdivisions	-	-	0.00%	1,050	23	4.41%	(23)	(23)	-

Total trading securities	-	-	0.00%	28,486	428	3.01%	(428)	(428)	-

Held to maturity securities:
U. S. government sponsored enterprises	40,772	487	2.39%	323,824	3,846	2.38%	(3,359)	(3,407)	48
Corporate bonds	71,020	1,645	4.63%	62,874	1,397	4.44%	248	186	62
Mortgage backed securities-residential	171,484	2,700	3.15%	109,972	1,610	2.93%	1,090	961	129

Total held to maturity securities	283,276	4,832	3.41%	496,670	6,853	2.76%	(2,021)	(2,260)	239

Commercial loans	269,988	8,005	5.93%	293,979	8,717	5.93%	(712)	(712)	-
Residential mortgage loans	1,739,089	50,335	5.79%	1,620,545	48,574	5.99%	1,761	5,660	(3,899)
Home equity lines of credit	281,728	5,087	3.64%	257,440	4,654	3.65%	433	471	(38)
Installment loans	4,261	318	15.06%	4,873	357	14.76%	(39)	(59)	20

Loans, net of unearned income	2,295,066	63,745	5.56%	2,176,837	62,302	5.73%	1,443	5,360	(3,917)

Total interest earning assets	3,618,708	83,402	4.61%	3,396,297	79,942	4.71%	3,460	7,350	(3,890)

Allowance for loan losses	(39,906)			(36,101)
Cash & non-interest earning assets	146,398			119,565

Total assets	$3,725,200			$3,479,761

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$404,492	341	0.17%	$352,036	373	0.21%	(32)	110	(142)
Money market accounts	467,760	2,621	1.13%	302,587	2,060	1.37%	561	1,524	(963)
Savings	685,133	1,666	0.49%	630,037	1,501	0.48%	165	133	32
Time deposits	1,536,240	13,251	1.74%	1,578,608	22,405	2.86%	(9,154)	(587)	(8,567)

Total interest bearing deposits	3,093,625	17,879	1.17%	2,863,268	26,339	1.85%	(8,460)	1,180	(9,640)
Short-term borrowings	117,978	911	1.56%	95,942	805	1.69%	106	266	(160)

Total interest bearing liabilities	3,211,603	18,790	1.18%	2,959,210	27,144	1.85%	(8,354)	1,446	(9,800)

Demand deposits	246,230			264,784
Other liabilities	16,768			18,641
Shareholders' equity	250,599			237,126

Total liabilities and shareholders' equity	$3,725,200			$3,479,761

Net interest income , tax equivalent		64,612			52,798		11,814	5,904	5,910

Net interest spread			3.43%			2.86%

Net interest margin (net interest income to total interest earning assets)			3.57%			3.10%

Tax equivalent adjustment		(971)			(1,095)

Net interest income		63,641			51,703

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2009 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six month periods ended June 30, 2010, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2010, the Company had average balance of federal funds sold and other short-term investments of $363.8 million compared to $198.9 million in the second quarter of 2009.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale and held-to-maturity and loan portfolios.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below:

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the changes contained in the Dodd-Frank Act is the elimination of the Office of Thrift Supervision, which is our primary federal regulator. The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies and will thus become the primary federal regulator of the Company. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

Among the Dodd-Frank Act’s significant regulatory changes, it creates a new financial consumer protection agency, the Bureau of Consumer Financial Protection (the “Bureau”), that will have the authority to issue new consumer protection regulations and revise existing regulations in many areas of consumer compliance. These new and revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as the Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

Index

The Dodd-Frank Act also imposes more stringent capital requirements on holding companies. These restrictions will limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies (although not until five years from the date of enactment), The Dodd Frank Act codified the Federal Reserve’s “source of strength” doctrine under which a holding company must serve as a source of financial strength for its depository institution subsidiaries; savings and loan holding companies such as the Company will become subject to the source of strength requirements under the Dodd-Frank Act.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None

Index

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

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

Date:  August 9, 2010

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