Form 10-Q
period 2010-09-30
TRUSTCO BANK CORP N Y
filed 2010-11-05
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (518) 377-3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes    ☒No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 29, 2010
$1 Par Value	77,129,911

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Interest and dividend income:
Interest and fees on loans	$32,297	31,184	96,026	93,469
Interest and dividends on securities available for sale:
U. S. treasuries and government sponsored enterprises	2,805	2,314	9,990	4,951
States and political subdivisions	844	1,073	2,690	3,278
Mortgage-backed securities and collateralized mortgage obligations-residential	572	1,464	2,686	4,626
Corporate bonds	1,184	204	3,335	220
Other securities	96	98	278	226
Total interest and dividends on securities available for sale	5,501	5,153	18,979	13,301

Interest on trading securities:
U. S. government sponsored enterprises	-	-	-	405
States and political subdivisions	-	7	-	23
Total interest on trading securities	-	7	-	428

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	1,614	487	5,460
Mortgage-backed securities-residential	1,226	1,781	3,926	3,391
Corporate bonds	802	842	2,447	2,239
Total interest on held to maturity securities	2,028	4,237	6,860	11,090

Interest on federal funds sold and other short term investments	258	565	650	1,705
Total interest income	40,084	41,146	122,515	119,993

Interest expense:
Interest on deposits:
Interest-bearing checking	167	158	508	531
Savings	823	774	2,489	2,275
Money market deposit accounts	1,350	1,096	3,971	3,156
Time deposits	5,753	9,159	19,004	31,564
Interest on short-term borrowings	438	422	1,349	1,227
Total interest expense	8,531	11,609	27,321	38,753

Net interest income	31,553	29,537	95,194	81,240
Provision for loan losses	5,900	3,150	17,700	7,910
Net interest income after provision for loan losses	25,653	26,387	77,494	73,330

Noninterest income:
Trust department income	1,261	1,138	3,798	3,729
Fees for other services to customers	2,400	2,701	7,339	7,947
Net trading losses	-	(6)	-	(350)
Net gain on securities transactions	934	892	2,475	962
Other	244	275	742	1,976
Total noninterest income	4,839	5,000	14,354	14,264

Noninterest expenses:
Salaries and employee benefits	6,567	6,707	19,857	19,916
Net occupancy expense	3,502	3,436	10,514	10,510
Equipment expense	1,333	1,396	4,217	3,780
Professional services	1,194	1,306	4,162	3,966
Outsourced services	1,409	1,413	4,248	4,228
Advertising	583	742	1,905	2,348
Insurance	1,610	1,540	4,667	6,250
Other real estate expense, net	1,371	719	4,118	1,488
Other	1,415	1,427	4,620	5,039
Total noninterest expenses	18,984	18,686	58,308	57,525

Income before taxes	11,508	12,701	33,540	30,069
Income taxes	3,150	4,792	11,123	10,431

Net income	$8,358	7,909	22,417	19,638

Net income per Common Share:
- Basic	$0.109	0.103	0.292	0.257

- Diluted	$0.109	0.103	0.292	0.257

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)
	September 30, 2010	December 31, 2009
ASSETS:

Cash and due from banks	$39,201	45,258

Federal funds sold and other short term investments	331,329	100,636
Total cash and cash equivalents	370,530	145,894

Securities available for sale:
U. S. government sponsored enterprises	568,346	523,483
States and political subdivisions	75,728	93,215
Mortgage-backed securities and collateralized mortgage obligations-residential	74,451	104,901
Corporate bonds	118,762	81,445
Other securities	7,874	7,321
Total securities available for sale	845,161	810,365

Held to maturity securities:
U. S. government sponsored enterprises (fair value 2010 $0; 2009 $99,179)	-	99,251
Mortgage-backed securities-residential (fair value 2010 $141,337; 2009 $198,601)	136,014	196,379
Corporate bonds (fair value 2010 $72,366; 2009 $81,782)	69,105	79,241
Total held to maturity securities	205,119	374,871

Loans:
Commercial	258,202	278,236
Residential mortgage loans	1,795,851	1,721,157
Home equity line of credit	289,556	277,306
Installment loans	4,517	4,837
Total loans	2,348,126	2,281,536
Less:
Allowance for loan losses	40,829	37,591
Net loans	2,307,297	2,243,945

Bank premises and equipment, net	37,162	37,793
Other assets	66,253	67,029

Total assets	$3,831,522	3,679,897

LIABILITIES:
Deposits:
Demand	$251,532	258,759
Interest-bearing checking	421,687	405,383
Savings accounts	735,814	665,463
Money market deposit accounts	574,925	393,779
Certificates of deposit (in denominations of
$100,000 or more)	445,474	486,190
Other time accounts	1,003,912	1,095,586
Total deposits	3,433,344	3,305,160

Short-term borrowings	116,774	107,728
Accrued expenses and other liabilities	20,233	21,331

Total liabilities	3,570,351	3,434,219

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 shares issued at September 30, 2010 and December 31, 2009	83,166	83,166
Surplus	127,499	128,681
Undivided profits	106,952	99,190
Accumulated other comprehensive income (loss), net of tax	4,215	(1,282)
Treasury stock at cost - 6,167,769 and 6,514,994 shares at September 30, 2010 and December 31, 2009, respectively	(60,661)	(64,077)

Total shareholders' equity	261,171	245,678

Total liabilities and shareholders' equity	$3,831,522	3,679,897

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, July 1, 2009	$83,166	129,431	92,387	(509)		(66,340)	238,135
Comprehensive income:
Net Income - Three Months Ended September 30, 2009	-	-	7,909	-	7,909	-	7,909
Other comprehensive income, net of tax:
Amortization of net loss and prior service credit on pension and post retirement plans, net of tax (pretax cost of $101)	-	-	-	-	(60)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $5,520)	-	-	-	-	3,320	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain of $1,072)	-	-	-	-	(605)	-	-
Other comprehensive income, net of tax:				2,655	2 655		2,655
Comprehensive income	-	-	-		10,564	-	-
Cash dividend declared, $.0625 per share	-	-	(4,784)	-		-	(4,784)
Sale of treasury stock (115,907 shares)	-	(440)	-	-		1,140	700
Stock based compensation expense	-	53	-	-		-	53

Ending balance, September 30, 2009	$83,166	129,044	95,512	2,146		(65,200)	244,668

Beginning balance, July 1, 2010	$83,166	127,987	103,647	2,284		(61,895)	255,189
Comprehensive income:
Net Income - Three Months Ended September 30, 2010	-	-	8,358	-	8,358	-	8,358
Other comprehensive income, net of tax:
Amortization of net loss and prior service credit on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(60)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $4,248)	-	-	-	-	2,553	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $934)	-	-	-	-	(562)	-	-
Other comprehensive income, net of tax:				1,931	1,931		1,931
Comprehensive income	-	-	-		10,289	-	-
Cash dividend declared, $.0656 per share	-	-	(5,053)	-		-	(5,053)
Sale of treasury stock (125,400 shares)	-	(532)	-	-		1,234	702
Stock based compensation expense	-	44	-	-		-	44

Ending balance, September 30, 2010	$83,166	127,499	106,952	4,215		(60,661)	261,171

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2009	$83,166	130,142	93,818	(1,441)		(69,661)	236,024
Comprehensive income:
Net Income - Nine Months Ended September 30, 2009	-	-	19,638	-	19,638	-	19,638
Other comprehensive income, net of tax:
Amortization of net loss and prior service credit on pension and post retirement plans, net of tax (pretax cost of $303)	-	-	-	-	(182)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $7,231)	-	-	-	-	4,349	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain of $962)	-	-	-	-	(580)	-	-
Other comprehensive income, net of tax:				3,587	3,587		3,587
Comprehensive income	-	-	-		23,225	-	-
Cash dividend declared, $.235 per share	-	-	(17,944)	-		-	(17,944)
Sale of treasury stock (453,416 shares)	-	(1,258)	-	-		4,461	3,203
Stock based compensation expense	-	160	-	-		-	160

Ending balance, September 30, 2009	$83,166	129,044	95,512	2,146		(65,200)	244,668

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Nine Months Ended September 30, 2010	-	-	22,417	-	22,417	-	22,417
Other comprehensive income, net of tax:
Amortization of net loss and prior service credit on pension and post retirement plans, net of tax (pretax of $303)	-	-	-	-	(182)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $11,922)	-	-	-	-	7,170	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $2,475)	-	-	-	-	(1,491)	-	-
Other comprehensive income, net of tax:				5,497	5,497		5,497
Comprehensive income	-	-	-		27,914	-	-
Cash dividend declared, $.191 per share	-	-	(14,655)	-		-	(14,655)
Sale of treasury stock (347,225 shares)	-	(1,315)	-	-		3,416	2,101
Stock based compensation expense	-	133	-	-		-	133

Ending balance, September 30, 2010	$83,166	127,499	106,952	4,215		(60,661)	261,171

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$22,417	19,638

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,524	3,336
Loss on sale of other real estate owned	788	327
Provision for loan losses	17,700	7,910
Deferred tax expense (benefit)	(798)	1,188
Stock based compensation expense	133	160
Net loss (gain) on sale of bank premises and equipment	39	(48)
Net gain on sales and calls of securities	(2,475)	(962)
Proceeds from sales and calls of trading securities	-	24,936
Proceeds from maturities of trading securities	-	90,000
Net trading losses	-	350
Increase in taxes receivable	(10,944)	(4,243)
Decrease in interest receivable	437	1,794
Decrease in interest payable	(494)	(1,230)
Decrease (increase) in other assets	3,822	(860)
Increase (decrease) in accrued expenses and other liabilities	(866)	617
Total adjustments	10,866	123,275
Net cash provided by operating activities	33,283	142,913

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	837,555	547,599
Proceeds from calls and maturities of held to maturity securities	169,320	459,106
Purchases of securities available for sale	(873,215)	(429,784)
Proceeds from maturities of securities available for sale	13,217	7,194
Purchases of held to maturity securities	-	(746,469)
Net increase in loans	(87,007)	(84,703)
Proceeds from dispositions of other real estate owned	9,477	3,178
Proceeds from dispositions of bank premises and equipment	-	171
Purchases of bank premises and equipment	(2,932)	(5,662)
Net cash provided by (used in) investing activities	66,415	(249,370)

Cash flows from financing activities:

Net increase in deposits	128,184	126,818
Net increase in short-term borrowings	9,046	12,302
Proceeds from sale of treasury stock	2,101	3,203
Dividends paid	(14,393)	(21,530)
Net cash provided by financing activities	124,938	120,793
Net increase in cash and cash equivalents	224,636	14,336
Cash and cash equivalents at beginning of period	145,894	249,604
Cash and cash equivalents at end of period	$370,530	$263,940

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$27,815	$39,983
Income taxes paid	22,317	14,642
Other non cash items:
Transfer of loans to other real estate owned	5,955	9,171
Increase (decrease) in dividends payable	262	(3,586)
Change in unrealized gain on securities available for sale-gross of deferred taxes	9,446	6,267
Change in deferred tax effect on unrealized gain on securities available for sale	(3,767)	(2,498)
Amortization of net loss and prior service credit on pension and post retirement plans	(303)	(303)
Change in deferred tax effect of amortization of net loss and prior service credit	121	121

See accompanying notes to unaudited consolidated interim financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.          Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2009 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

Index

2.          Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three month and nine month periods ended September 30, 2010 and 2009 follows:

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended
September 30, 2010:
Basic EPS:
Income available to common shareholders	$8,358	76,990	$0.109
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$8,358	76,990	$0.109

For the quarter ended
September 30, 2009:
Basic EPS:
Income available to common shareholders	$7,909	76,526	$0.103
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,909	76,526	$0.103

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the nine months ended
September 30, 2010:
Basic EPS:
Income available to common shareholders	$22,417	76,875	$0.292
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$22,417	76,875	$0.292

For the nine months ended
September 30, 2009:
Basic EPS:
Income available to common shareholders	$19,638	76,329	$0.257
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$19,638	76,329	$0.257

There were approximately 3.0 million stock options outstanding for the three months and nine months ended September 30, 2010 and 2.8 million and 3.4 million stock options outstanding for the three months and nine months ended September 30, 2009 which, if included, would have been antidilutive in the calculation of average shares outstanding, and were therefore excluded from the earnings per share calculations.  The options are considered antidilutive because the option price is greater than the current market price.

Index

3.  Benefit Plans
The table below outlines the components of the Company’s net periodic expense (benefit) recognized during the three month and nine month periods ended September 30, 2010 and 2009 for its pension and other postretirement benefit plans:

Components of Net Periodic Expense (Benefit) for the three months ended September 30, 2010 and 2009 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$15	11	8	6
Interest cost	374	199	16	18
Expected return on plan assets	(453)	(200)	(106)	(87)
Amortization of net loss	50	181	-	-
Amortization of prior service credit	-	-	(101)	(101)
Net periodic expense (benefit)	$(14)	191	(183)	(164)

Components of Net Periodic Expense (Benefit) for the nine months ended September 30, 2010 and 2009 (dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Service cost	$43	35	24	18
Interest cost	1,123	1,001	47	50
Expected return on plan assets	(1,360)	(910)	(317)	(257)
Amortization of net loss	152	239	-	-
Amortization of prior service credit	-	-	(303)	(303)
Net periodic expense (benefit)	$(42)	365	(549)	(492)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2010.  As of September 30, 2010, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2010.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

4.  Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolios at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2010
(dollars in thousands) Available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$566,945	1,419	18	568,346
State and political subdivisions	73,463	2,271	6	75,728
Mortgage backed securities and collateralized mortgage obligations - residential	73,900	852	301	74,451
Corporate bonds	116,568	2,819	625	118,762
Other	650	-	-	650
Total debt securities	831,526	7,361	950	837,937
Equity securities	7,183	41	-	7,224
Total securities available for sale	$838,709	7,402	950	845,161

	September 30, 2010
(dollars in thousands) Held to maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities - residential	$136,014	5,323	-	141,337
Corporate bonds	69,105	3,261	-	72,366
Total held to maturity securities	$205,119	8,584	-	213,703

(dollars in thousands)	December 31, 2009
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$528,665	787	5,969	523,483
State and political subdivisions	90,664	2,587	36	93,215
Mortgage backed securities and collateralized mortgage obligations - residential	104,760	1,609	1,468	104,901
Corporate bonds	81,989	135	679	81,445
Other	650	-	-	650
Total debt securities	806,728	5,118	8,152	803,694
Equity securities	6,632	39	-	6,671
Total securities available for sale	$813,360	5,157	8,152	810,365

Index

	December 31, 2009
(dollars in thousands) Held to maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

U.S. government sponsored enterprises	$99,251	75	147	99,179
Mortgage backed securities - residential	196,379	2,444	222	198,601
Corporate bonds	79,241	2,541	-	81,782
Total held to maturity securities	$374,871	5,060	369	379,562

The following table shows the amortized cost and fair value of the portfolios of debt securities by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
	September 30, 2010
(dollars in thousands) Available for sale	Amortized Cost	Fair Value

Due in one year or less	$24,460	24,778
Due in one year through five years	299,420	301,187
Due after five years through ten years	463,338	466,098
Due after ten years	44,308	45,874
	$831,526	837,937

	September 30, 2010
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value

Due in one year or less	$20,035	20,351
Due in one year through five years	175,188	182,514
Due in five years through ten years	9,896	10,838
	$205,119	213,703

Index

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

(dollars in thousands)
Available for sale	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$35,527	18	-	-	35,527	18
State and political subdivisions	628	6	-	-	628	6
Mortgage backed securities and collateralized mortgage obligations - residential	52,458	257	807	44	53,265	301
Corporate bonds	38,576	614	502	11	39,078	625
Total available for sale	$127,189	895	1,309	55	128,498	950

There were no held to maturity securities with gross unrealized losses as of September 30, 2010.

(dollars in thousands)
Available for sale	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$405,003	5,969	-	-	405,003	5,969
State and political subdivisions	2,025	16	368	20	2,393	36
Mortgage backed securities and collateralized mortgage obligations - residential	45,870	1,282	4,505	186	50,375	1,468
Corporate bonds	56,985	679	-	-	56,985	679
Total available for sale	$509,883	7,946	4,873	206	514,756	8,152

(dollars in thousands)
Held to maturity	December 31, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$39,978	147	-	-	39,978	147
Mortgage backed securities- residential	20,884	222	-	-	20,884	222
Total held to maturity	$60,862	369	-	-	60,862	369

Proceeds from sales and calls of securities available for sale were $837.6 million and $547.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Gross gains of approximately $2.9 million and $1.3 million and gross losses of $417 thousand and $288 thousand were realized on these sales during 2010 and 2009, respectively.

Index

Proceeds from sales and calls of securities available for sale were $187.8 million and $154.1 million for the three months ended September 30, 2010 and 2009, respectively. Gross gains of approximately $934 thousand  and $1.1 million and and gross losses of zero and $245 thousand were realized on these sales during 2010 and 2009, respectively.

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

As of September 30, 2010, the Company’s security portfolio consisted of 346 securities, 18 of which were in an unrealized loss position, and are discussed below.

Index

Mortgage-backed Securities and Collateralized Mortgage Obligations – Residential

At September 30, 2010, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac.  The government has affirmed its commitment to support these institutions. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

U.S. Government-Sponsored Enterprises, State and Political Subdivisions and Corporate Bonds

Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.  Credit ratings on these securities remain within policy limits and are all investment grade.

As a result of the above analysis, for the three month and nine month periods ended September 30, 2010, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.  Loans and Allowance for Loan Losses

A summary of loans by category and by region is as  follows:

	September 30, 2010
(dollars in thousands)	New York and other states*	Florida	Total
Commercial	$226,767	31,405	258,172
Real estate - construction	9,140	774	9,914
Real estate mortgage - 1 to 4 family	1,647,556	138,411	1,785,967
Home equity lines of credit	266,714	22,842	289,556
Installment	4,109	408	4,517
Total loans, net	$2,154,286	193,840	2,348,126
Less: Allowance for loan losses			40,829
Net loans			$2,307,297

	December 31, 2009
(dollars in thousands)	New York and other states*	Florida	Total
Commercial	$238,265	37,015	275,280
Real estate - construction	15,487	675	16,162
Real estate mortgage - 1 to 4 family	1,585,813	122,138	1,707,951
Home equity lines of credit	257,150	20,156	277,306
Installment	4,426	411	4,837
Total loans, net	$2,101,141	180,395	2,281,536
Less: Allowance for loan losses			37,591
Net loans			$2,243,945

Index

*Includes loans originated in New York, New Jersey, Vermont and Massachusetts.

The following table sets forth information with regard to nonperforming loans:

	September 30, 2010
(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial	$3,863	10,676	14,539
Real estate mortgage - 1 to 4 family	18,882	16,793	35,675
Installment	33	-	33
Restructured real estate loans	341	-	341
Total nonperforming loans	$23,119	27,469	50,588

	December 31, 2009

(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial	$3,579	8,130	11,709
Real estate mortgage - 1 to 4 family	13,795	20,099	33,894
Installment	28	1	29
Restructured real estate loans	400	-	400
Total nonperforming loans	$17,802	28,230	46,032

*Includes loans originated in New York, New Jersey, Vermont and Massachusetts.

The Company had no loans over 90 days past due and still accruing interest as of September 30, 2010 and December 31, 2009.

Transactions in the allowance for loan losses are summarized as follows:

(dollars in thousands)	For the nine months ended	For the three months ended	For the twelve months ended
	September 30, 2010	September 30, 2010	December 31, 2009
Balance at beginning of period	$37,591	39,231	36,149
Loans charged off:
Commercial-New York and other states*	116	116	-
Commercial-Florida	4,940	184	1,850
Real estate-New York and other states*	2,508	924	1,396
Real estate-Florida	7,537	3,250	7,601
Installment-New York and other states*	107	27	155
Installment-Florida	5	2	11
Total	15,213	4,503	11,013

Recoveries of loans previously charged off:
Commercial-New York and other states*	33	-	259
Commercial-Florida	4	2	-
Real estate-New York and other states*	556	153	831
Real estate-Florida	72	3	-
Installment-New York and other states*	86	43	55
Total	751	201	1,145
Net loans charged off	14,462	4,302	9,868
Provision for loan losses	17,700	5,900	11,310
Balance at end of period	$40,829	40,829	37,591

The average balance of impaired loans was $15.0 million during the third quarter of 2010 and $12.9 million in the third quarter of 2009.  The Company recognized approximately $14 thousand of interest income on these loans in the third quarter of 2010 and 2009.  The average balance of impaired loans was $13.4 million and $12.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Interest income recognized on these loans was $38 thousand and $42 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale:  Securities available for sale are fair valued utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  This results in a Level 2 classification of the inputs for determining fair value.  Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income.  Included in earnings as a result of the changes in fair value of trading securities were $6 thousand and $350 thousand of net trading losses for the three months and nine months ended September 30, 2009, respectively.  No trading gains or losses were recognized during 2010.

Other Real Estate Owned:  The fair value of other real estate owned is determined by observable comparable sales and property valuation techniques and takes into consideration the costs necessary to dispose of the property.  This results in a Level 2 classification of the inputs for determining fair value.

Impaired Loans:  Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and takes into consideration the costs necessary to dispose of the property. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals.

Index

Assets and liabilities measured at fair value under FASB ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$568,346	-	568,346	-
State and political subdivisions	75,728	-	75,728	-
Mortgage-backed securities and collateralized mortgage obligations - residential	74,451	-	74,451
Corporate bonds	118,762		118,762
Other securities	960	-	960	-

Total securities available-for-sale	$838,247	-	838,247	-

	Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$523,483	-	523,483	-
State and political subdivisions	93,215	-	93,215	-
Mortgage-backed securities and collateralized mortgage obligations - residential	104,901	-	104,901	-
Corporate bonds	81,445		81,445
Other securities	958	-	958	-

Total securities available-for-sale	$804,002	-	804,002	-

Index

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$4,709	-	4,709	-
Impaired loans	14,880	-	-	14,880

Other real estate owned, which is carried at fair value, approximates $4.7 million at September 30, 2010.  Valuation charges of approximately $624 thousand and $1.9 million are included in earnings for the three month and nine month periods ended September 30, 2010, respectively.

At September 30, 2010, impaired loans had a fair value of $14.9 million.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to these loans were $300 thousand and $5.1 million for the three and nine months ended September 30, 2010, respectively.

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

Index

There have been no transfers between Level 1, Level 2 and Level 3 during 2010 and 2009.

In accordance with FASB ASC 825 “Financial Instruments,” the carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

(dollars in thousands)	As of September 30, 2010
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$370,530	370,530
Securities available for sale	845,161	845,161
Held to maturity securities	205,119	213,703
Loans, net	2,307,297	2,397,983
Accrued interest receivable	13,761	13,761
Financial liabilities:
Demand deposits	251,532	251,532
Interest bearing deposits	3,181,812	3,189,167
Short-term borrowings	116,774	116,774
Accrued interest payable	1,095	1,095

(dollars in thousands)	As of December 31, 2009
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$145,894	145,894
Securities available for sale	810,365	810,365
Held to maturity securities	374,871	379,562
Loans, net	2,243,945	2,285,256
Accrued interest receivable	14,198	14,198
Financial liabilities:
Demand deposits	258,759	258,759
Interest bearing deposits	3,046,401	3,054,598
Short-term borrowings	107,728	107,728
Accrued interest payable	1,589	1,589

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

Index

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

Newly Issued But Not Yet Effective Accounting Guidance

In July 2010, the FASB issued ASU No. 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU requires significantly more information about credit quality in a financial institution’s portfolio and the allowance for credit losses.  The disclosure requirements as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management is currently evaluating the impact of ASU 2010-20.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of September 30, 2010, and the related consolidated statements of income and the consolidated statements of changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2010 and 2009 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

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
November 5, 2010

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three and nine month periods ended September 30, 2010, with comparisons to 2009 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2009 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continue to present mixed messages.  Equity markets were generally strong during the third quarter of 2010, with periods of volatility during the quarter but strong gains overall.  Credit markets also showed some volatility during the quarter, but as a whole, interest rates declined significantly relative to their starting points at the beginning of the third quarter.  For example, the 10 year Treasury declined 44 basis points to 2.53%, while 3 month LIBOR declined 24 basis points to 0.29%

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  The housing market remains troubled and issues regarding home foreclosures have become prominent topics of discussion in the media and within government.

The pace of bank failures has remained significantly elevated in 2010, the focus has mostly been on smaller institutions, and have been more the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 and early 2009 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Bank (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  In general, most economists have reined in expectations for the remainder of 2010 and early 2011, as the overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns.  However, the continuing economic weakness has led to an expectation that the Federal Reserve may engage in further quantitative easing in the near term, rather than any move to pull back from market intreventions.  The Federal Government will also be implementing the recent financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”) over the coming months and years, which will likely have a significant impact on the financial services industry.

Index

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains readily manageable.  To the extent that housing values continue to decline on a national basis, any housing lender is subject to some increase in the level of risk.  While the Company does not see a significant increase in the inherent risk of loss in its loan portfolios at September 30, 2010, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk.

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve was relatively positive, but there was some compression of the slope compared to the second quarter of 2010.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 2.62% in the second quarter of 2010, but declined to 2.25%, on average, during the third quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  The possible additional quantitative easing and the sheer volume of government financing expected in the coming quarters are likely to be factors in the direction and level of rates.  Finally, the enactment, on July 21, 2010, of the Dodd-Frank Act will create additional uncertainty for the Company and the Bank. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The level of home foreclosures nationally has become an area of intense political and media interest.  Recently, there have been instances of foreclosures where the paperwork or process may not have met legal requirements.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors that have been uncovered.  TrustCo’s mortgage loan portfolio consists of loans its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  Because TrustCo retains virtually every one of the loans that it originates, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

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

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2010 and 2009.

Overview
TrustCo recorded net income of $8.4 million, or $0.109 of diluted earnings per share for the three months ended September 30, 2010, as compared to net income of $7.9 million or $0.103 of diluted earnings per share in the same period in 2009.

For the first nine months of 2010, TrustCo recorded net income of $22.4 million, or $0.292 of diluted earnings per share, as compared to net income of $19.6 million or $0.257 of diluted earnings per share in the same period in 2009.

The primary factors accounting for the change for three and nine month periods through September 30, 2010 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $215.0 million to $3.74 billion for the third quarter of 2010 compared to the same period in 2009 and an increase of $219.9 million for the first nine months of 2010 as compared to the prior year,

•
An increase in the average balance of interest bearing liabilities of $224.0 million to $3.32 billion for the third quarter of 2010 as compared to 2009 and an increase of $242.8 million for the first nine months of 2010, compared to the prior year,

Index

•
An increase in net interest margin for the first nine months of 2010 to 3.52% from 3.20% in the prior year resulting in an increase of $11.8 million in taxable equivalent net interest income, while the third quarter 2010 margin was flat at 3.42% compared to the prior year,

•
An increase in the provision for loan losses from $3.2 million for the third quarter of 2009 to $5.9 million in the comparable period in 2010.  For the first nine months of 2010, the provision was $17.7 million, compared $7.9 million in the prior year period,

•	An increase of $1.5 million in net gains on securities transactions for the first nine months of 2010 as compared to same period in 2009, and

•
A decrease of $1.8 million in noninterest expense excluding net other real estate expense, for the first nine months of 2010 as compared to 2009 and a decrease of $354 thousand for the third quarter of 2010 compared to the prior year.

•
An increase of $2.6 million in net other real estate expense for the first nine months of 2010 compared to the same period in 2009, and an increase of $652 thousand in the third quarter of 2010 compared to the third quarter of 2009.  Both increases reflect higher levels of other real estate.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the third quarter of 2010 relative to prior periods, but the pace of the decline slowed.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  Although that program stopped earlier this year, the FRB may be considering implementing programs to purchase other securities including Treasuries.  This may serve to extend the current low rate environment, or reduce rates further.  Eventually the FRB will have to unwind these positions, which would likely have the opposite effect, putting upward pressure on rates.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings. As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield, while fluctuating during the quarter is at a very low level.  The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Deposit interest rates are most affected by short term market interest rates. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease. Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The principal loan product for TrustCo is residential real estate loans.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have somewhat lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the third quarter of 2010, although the rate of decline has slowed.

Index

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis has affected some banks and financial institutions in the United States.  The crisis revolves around actual and anticipated higher levels of delinquencies and defaults on mortgage loans, in many cases arising from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans, fraud and other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

For the third quarter of 2010, the net interest margin was 3.42%, flat versus the prior year quarter.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments increased by $254.5 million while the average yield decreased to 25 basis points in the third quarter of 2010 from 1.50% in the same period in 2009.  The decrease in yield on federal funds sold and other short-term investments is attributable to a lagged response to the decrease in the target federal funds rate and rates on alternative short-term investments.  The increase in the average balance reflects the strong growth of deposit account balances and the lack of attractive longer term investment opportunities.

-
The average balance of securities available for sale, held-to-maturity securities and trading securities decreased by $174.0 million and the average yield decreased to 3.18% for the third quarter of 2010 compared to 3.38% for the same period in 2009.  Within the total securities portfolio, the available-for-sale portfolio increased by $173.4 million, while the held-to-maturity portfolio decreased by $346.3 million.

-
The average loan portfolio grew by $134.6 million to $2.34 billion and the average yield decreased 14 basis points to 5.52% in the third quarter of 2010 compared to the same period in 2009.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $224.0 million and the average rate paid decreased 47 basis points to 1.02% in the third quarter of 2010 compared to the same period in 2009.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the third quarter of 2010, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans has slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo.

Index

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during 2010 including the third quarter.  However, the decline in deposit costs has lagged the decline in the Federal Funds target rate.

Earning Assets
Total average interest earning assets increased from $3.53 billion in the third quarter of 2009 to $3.74 billion in the same period of 2010 with an average yield of 4.72% in 2009 and 4.33% in 2010.  Interest income on average earning assets decreased from $41.7 million in the third quarter of 2009 to $40.5 million in the third quarter of 2010, on a tax equivalent basis, as the increase in average earning assets did not offset the decline in average yield.

Loans
The average balance of loans was $2.34 billion in the third quarter of 2010 and $2.20 billion in the comparable period in 2009.  The yield on loans decreased 14 basis points to 5.52%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $31.2 million in the third quarter of 2009 to $32.3 million in the third quarter of 2010.

Compared to the third quarter of 2009, the average balance of the loan portfolio during the third quarter of 2010 increased in residential mortgages and home equity lines of credit, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.79 billion in 2010 compared to $1.65 billion in 2009, an increase of 8.7%.  The average yield on residential mortgage loans decreased by 17 basis points to 5.75% in the third quarter of 2010 compared to 2009.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly in recent years as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  During the first nine months of 2010, the Company also introduced a feature allowing borrowers to set a loan closing date at the time of application.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan product will continue to attract customers in the residential mortgage loan area.

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $27.6 million to an average balance of $256.5 million in the third quarter of 2010 over the prior year.  The average yield on this portfolio decreased 4 basis points to 5.90% over the same period.

The average yield on home equity credit lines increased 5 basis points to 3.65% during the third quarter of 2010 compared to 2009.  The roughly flat yield reflects that the underlying index rate was unchanged over the last year.  The average balances of home equity lines increased 6.9% to $287.0 million in the third quarter of 2010 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the third quarter of 2010 was $786.2 million compared to $612.9 million for the comparable period in 2009.  The average yield was 3.02% for the third quarter of 2010 and 3.70% for the third quarter of 2009.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $6.5 million as of September 30, 2010 compared to a unrealized gain of $6.8 million as of September 30, 2009, with the change due primarily to changes in interest rates and changes in the composition of the portfolios.

Trading Securities
There were no trading securities for the third quarter of 2010, compared to $1.0 million in the comparable period of 2009.  The decline in balances was due to maturities and calls of securities.  The average yield on trading securities was 4.44% for the third quarter of 2009.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $214.5 million for the third quarter of 2010 compared to $560.8 million in the third quarter of 2009.  The average yield was 3.78% for the 2010 period compared to 3.02% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2010 third quarter average balance of federal funds sold and other short-term investments was $403.9 million, a $254.5 million increase from the $149.4 million average for the same period in 2009.  The yield decreased from 1.50% in 2009 to 0.25% in 2010.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold a year ago and the gradual decline in rates on alternative short-term investments.  Interest income from this portfolio decreased by approximately $307 thousand from $565 thousand in 2009 to $258 thousand in 2010, as the decline in yield more than offset the balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $2.99 billion during the third quarter of 2009 to $3.20 billion in the third quarter of 2010, and the average rate paid decreased from 1.48% for 2009 to 1.00% for 2010.  Total interest expense on these deposits decreased $3.1 million to $8.1 million in the third quarter of 2010 compared to the year earlier period.

Average short-term borrowings for the quarter were $120.4 million in 2010 compared to $104.5 million in 2009.  The average rate decreased during this time period from 1.60% in 2009 to 1.44% in 2010.

Net Interest Income
Taxable equivalent net interest income increased by $1.9 million to $32.0 million in the third quarter of 2010 as compared to the same period in 2009.  The net interest spread increased from 3.23% in the third quarter of 2009 to 3.31% in 2010. As previously noted, the net interest margin was flat at 3.42% for the third quarter of 2010 as compared to the same period in 2009.

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of September 30, 2010:

Nonperforming loans: Total NPLs were $50.6 million at September 30, 2010, compared to $49.9 million at June 30, 2010 and to $46.0 million at December 31, 2009.  There were $50.2 million of nonaccrual loans at September 30, 2010 compared to $49.5 million at June 30, 2010 and $45.6 million at December 31, 2009.  Restructured loans were $341 thousand at September 30, 2010 compared to $386 thousand at June 30, 2010 and $400 thousand at December 31, 2009.  There were no loans at September 30, 2010, June 30, 2010 or December 31, 2009 that were past due 90 days or more and still accruing interest.

Index

At September 30, 2010, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $50.6 million, $36.0 million were residential real estate loans and $14.5 million were commercial mortgages and commercial loans, compared to $34.7 million and $15.1    million, respectively at June 30, 2010 and to $34.3 million and $11.7 million, respectively at December 31, 2009.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.77% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2010 (annualized) compared to 0.58% in the second quarter of 2010 and to 0.41% for the third quarter of 2009.  These levels are elevated compared to historical levels, reflecting current economic conditions.  Therefore, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated automatically generated notices as well as personalized phone calls and letters.  Loans go to non-accrual status once they are 90 days past due.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically and the loan value is written down if the collateral value is insufficient.

The Company originates loans throughout its deposit franchise area.  At September 30, 2010, 91.7% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 8.3% were in Florida.  Those figures compare to 92.1% and 7.9%, respectively at December 31, 2009.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in Florida than in New York, at 16.2% and 10.5%, respectively, as of September 30, 2010 however the Florida number declined significantly, from 20.5% at December 31, 2009.  The New York component also declined, but less significantly from 11.3% at December 31, 2009 to the 10.5% level noted.

Index

Economic conditions vary widely by geographic location.  Florida has experienced a more significant downturn than New York.  Reflecting that, nonaccrual loans are more heavily weighted towards Florida.  As of September 30, 2010, 54.3% of nonaccrual loans were to Florida borrowers, compared to 45.7% in New York and surrounding areas.  The level of Florida based nonaccrual loans has declined from 61.3% as of December 31, 2009.  Net charge-offs also reflect local conditions.  For the three months ended September 30, 2010, Florida net charge-offs were equal to 79.8% of total net charge-offs, compared to 20.2% for New York and surrounding areas.  The higher level of net charge-offs relative to loan outstandings reflects both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s other market areas.

Management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2010, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $14.5 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2010, compared to $15.1 million at June 30, 2010 and to $11.7 million at December 31, 2009.  There were $341 thousand of impaired retail loans at September 30, 2010, compared to $386 thousand at June 30, 2010 and to $400 thousand at December 31, 2009.  The average balances of all impaired loans were $15.0 million during the third quarter of 2010 and $12.9 million in the third quarter of 2009.  The Company recognized approximately $14 thousand of interest income on these loans in the third quarter of 2010 and 2009 compared to approximately $55 thousand for all of 2009.

At September 30, 2010 there was $4.7 million of foreclosed real estate as compared to $5.4 million at June 30, 2010 and to $9.0 million at December 31, 2009.

During the third quarter of 2010, there were $300 thousand of gross commercial loan charge offs and $4.2 million of gross residential mortgage and consumer loan charge-offs as compared with $4.4 million of gross commercial loan charge-offs and $3.2 million of residential mortgage and consumer loan charge-offs in the second quarter of 2010 and to $500 thousand and $2.4 million, respectively, in the third quarter of 2009.  Gross recoveries during the third quarter of 2010 were $2 thousand for commercial loans and $199 thousand for residential mortgage and consumer loans, compared to $6 thousand for commercial loans and $368 thousand for residential and consumer in the third quarter of 2009.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

Index

At September 30, 2010, the allowance for loan losses was $40.8 million, compared to the June 30, 2010 level of $39.2 million and to the December 31, 2009 balance of $37.6 million.  The allowance represents 1.74% of the loan portfolio as of September 30, 2010 compared to 1.68% at June 30, 2010 and to 1.65% at December 31, 2009.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of September 30, 2010
	Amount	Percent of Loans to Total Loans
Commercial	$4,239	10.99%
Real estate - construction	172	0.42%
Real estate mortgage - 1 to 4 family	29,599	76.06%
Home equity lines of credit	6,594	12.33%
Installment Loans	225	0.19%
	$40,829	100.00%

	As of December 31, 2009
	Amount	Percent of Loans to Total Loans
Commercial	$4,714	12.07%
Real estate - construction	265	0.71%
Real estate mortgage - 1 to 4 family	26,882	74.86%
Home equity lines of credit	5,498	12.15%
Installment Loans	233	0.21%
	$37,591	100.00%

The provision for loan losses was $5.9 million for the quarter ended September 30, 2010 compared to $3.2 million for the third quarter of 2009 and to $7.1 million in the quarter ended June 30, 2010.  Net charge-offs for the three-month period ended September 30, 2010 were $4.3 million compared to net charge-offs of $2.5 million for the comparable period in 2009 and $7.4 million in the quarter ended June 30, 2010.  The provision for loan losses was increased due to net charge-offs, considerations of general economic trends throughout the Company’s market areas and to a lesser extent the increased non-performing loans.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  The net charge-offs in the second quarter of 2010, included a charge-off on a commercial loan that while still performing on its original terms has known weaknesses that will likely impact its future performance.  This loan was included in non-performing loans in both the second and third quarters.  Also, there are a number of other factors that are taken into consideration, including:

Index

•	The magnitude and nature of recent loan charge offs and recoveries, and
•	The growth in the loan portfolio given existing economic conditions.

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

Noninterest Income
Total noninterest income for the third quarter of 2010 was $4.8 million, compared to $5.0 million in the prior year period.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $4.1 million in the third quarter of 2009 to $3.9 million in the third quarter of 2010.  Net gains on securities transactions were $934 thousand in the third quarter of 2010, compared to net gains of $892 thousand in the third quarter of 2009.  There were also net trading losses of $6 thousand in the third quarter of 2009.  With the elimination of the portfolio of trading securities, there will be no further trading gains or losses.

For the first nine months of 2010, total noninterest income was $14.4 million, compared to $14.3 million in the prior year.  Excluding trading gains and losses and net securities transactions, non-interest income decreased from $13.7 million in the first nine months of 2009 to $11.9 million in the first nine months of 2010.  The net of trading and securities gains and losses was $2.5 million in net gains in the first nine months of 2010, compared to net gains of $612 thousand in the first nine months of 2009.

Trust department income increased to $1.3 million for the third quarter of 2010 compared to $1.1 million in the third quarter of 2009. Trust department assets under management were $754 million at September 30, 2010 compared to $752 million at September 30, 2009.  For the first nine months of 2010, trust department income was $3.8 million, up $69 thousand from the prior year.

The total of fees for other services to customers plus other income were $2.6 million in the third quarter of 2010 compared to $3.0 the same period in 2009.  The net result reflects growth in customer accounts and increased transactions, offset by the impact of new regulations limiting overdraft fee income that took effect in the third quarter of 2010.  For the first nine months of 2010, fees for other services to customers plus other income were $8.1 million, down from $9.9 million.  This decline reflects industry trends in overdraft fees noted above as well as the elimination of uncertainties regarding the collectability of certain accruals in 2009, which boosted income in that period.

Index

Noninterest Expenses
Total noninterest expenses were $19.0 million for the three months ended September 30, 2010, compared to $18.7 million for the three months ended September 30, 2009.  The increase was entirely due to a $652 thousand increase in other real estate expenses.  There were no significant changes in the dollar levels of the other individual expense categories.  The two largest expense categories, salaries and benefits and net occupancy expenses were down $140 thousand and up $66 thousand, respectively, in the third quarter of 2010 compared to the year ago quarter.  For the first nine months of 2010, total noninterest expenses were $58.3 million, compared to $57.5 million for the prior year period.

As noted, salaries and employee benefits decreased $140 thousand to $6.6 million for the third quarter of 2010 versus the prior year.  The relatively flat compensation costs reflect the conclusion of the Company’s major branch expansion program and the hiring associated with that.    Full time equivalent headcount was 720 as of September 30, 2010, compared to 727 as of September 30, 2009 and 737 as of June 30, 2010.  For the first nine months of 2010, salaries and employee benefits were $19.9 million, flat with the prior year period.  Net occupancy expense increased $66 thousand to $3.5 million during the third quarter of 2010 compared to the year-ago and were flat at $10.5 million for the first nine months.  Equipment expense decreased by $63 thousand to $1.3 million in the third quarter of 2010.  For the first nine months of 2010, equipment expenses were up $437 thousand to $4.2 million.

Professional services were down $112 thousand to $1.2 million for the quarter, and were up $196 thousand for the first nine months of 2010.  Outsourced services were flat on both a quarterly and year-to-date basis.  ORE expenses increased by $652 thousand to $1.4 million for the third quarter of 2010 as compared to the prior year period, and were up $2.6 million for the first nine months of 2010, reflecting higher ORE levels.  Advertising expenses decreased by $159 thousand to $583 thousand in the third quarter of 2010 compared to the prior year, and were down $443 thousand versus the prior year.  These declines reflect fewer branch openings and more targeted marketing efforts overall.  Insurance costs were up $70 thousand to $1.6 million in the third quarter of 2010.  In the second quarter of 2009, a one-time special FDIC assessment of $1.7 million was included in insurance costs. For the first nine months of 2010, insurance costs were down $1.6 million.

Income Taxes
In the third quarter of 2010, TrustCo recognized income tax expense of $3.2 million as compared to $4.8 million for the same period in 2009.  The effective tax rates were 27.4% and 37.7% for the third quarters of 2010 and 2009, respectively.  The decline in the effective tax rate for 2010 is due to the resolution of open tax years in the Company’s favor and the positive impact on the Company’s New York deferred tax liability due to the approval of the New York State budget, which included a provision that reduced the Company’s future tax liability.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income, the effect of state income taxes, and in the case of the third quarter of 2010, the items previously noted.  In the first nine months of 2010, TrustCo recognized income tax expense of $11.1 million as compared to $10.4 million for the same period in 2009.  The effective tax rates were 33.2% and 34.7% for the first nine months of 2010 and 2009, respectively.

Index

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.  New issues of equity securities have not been required since traditionally, most of its capital requirements are met through capital retention.

Total shareholders’ equity at September 30, 2010 was $261.2 million, compared to $245.7 million at December 31, 2009. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2010, a 5% increase over the immediately preceding quarter.  This results in a dividend payout ratio of 60.5% based on third quarter 2010 earnings per share of $0.109.

The Company achieved the following ratios as of September 30, 2010 and 2009:

	September 30,		Minimum Regulatory
	2010	2009	Guidelines
Tier 1 risk adjusted capital	12.50%	12.45%	4.00%

Total risk adjusted capital	13.76%	13.71%	8.00%

In addition, at September 30, 2010 and December 31, 2009, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.71%, compared to a minimum regulatory requirement of 4.00%.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $3.5 million in 2010 and $2.5 million in 2009.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended September 30, 2010			Three months ended September 30, 2009
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance Change	Variance Rate Change
Assets							Income/ Expense

Securities available for sale:
U. S. government sponsored enterprises	$523,482	2,805	2.14%	366,595	2,314	2.52%	491	2,423	(1,932)
Mortgage backed securities and collateralized mortgage obligations-residential	65,074	572	3.51%	125,503	1,464	4.66%	(892)	(590)	(302)
State and political subdivisions	75,691	1,280	6.77%	99,560	1,593	6.40%	(313)	(846)	533
Corporate bonds	114,144	1,184	4.15%	13,932	204	5.86%	980	1,400	(420)
Other	7,833	96	4.92%	7,282	98	5.42%	(2)	32	(34)

Total securities available for sale	786,224	5,937	3.02%	612,872	5,673	3.70%	264	2,419	(2,155)

Federal funds sold and other short-term Investments	403,910	258	0.25%	149,440	565	1.50%	(307)	2,302	(2,609)

Trading Securities
State and political subdivisions	-	-	0.00%	1,044	12	4.44%	(12)	(12)	-

Total trading securities	-	-	0.00%	1,044	12	4.44%	(12)	(12)	-

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	266,921	1,614	2.42%	(1,614)	(1,614)	-
Corporate bonds	69,128	802	4.64%	76,004	842	4.43%	(40)	(236)	196
Mortgage backed securities-residential	145,361	1,226	3.37%	217,911	1,781	3.27%	(555)	(907)	352

Total held to maturity securities	214,489	2,028	3.78%	560,836	4,237	3.02%	(2,209)	(2,757)	548

Commercial loans	256,521	3,781	5.90%	284,123	4,218	5.94%	(437)	(409)	(28)
Residential mortgage loans	1,790,901	25,727	5.75%	1,646,830	24,367	5.92%	1,360	5,239	(3,879)
Home equity lines of credit	287,000	2,643	3.65%	268,387	2,436	3.60%	207	172	35
Installment loans	4,138	155	14.87%	4,613	171	14.71%	(16)	(28)	12

Loans, net of unearned income	2,338,560	32,306	5.52%	2,203,953	31,192	5.66%	1,114	4,975	(3,861)

Total interest earning assets	3,743,183	40,529	4.33%	3,528,145	41,679	4.72%	(1,150)	6,928	(8,078)

Allowance for loan losses	(40,763)			(36,588)
Cash & non-interest earning assets	148,928			126,057

Total assets	$3,851,348			$3,617,614

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$428,314	167	0.15%	$375,801	158	0.17%	9	86	(77)
Money market accounts	543,789	1,350	0.98%	341,040	1,096	1.27%	254	1,613	(1,359)
Savings	736,358	823	0.44%	651,897	774	0.47%	49	295	(246)
Time deposits	1,490,100	5,753	1.53%	1,621,769	9,159	2.24%	(3,406)	(695)	(2,711)

Total interest bearing deposits	3,198,561	8,093	1.00%	2,990,507	11,187	1.48%	(3,094)	1,300	(4,394)
Short-term borrowings	120,437	438	1.44%	104,520	422	1.60%	16	212	(196)

Total interest bearing liabilities	3,318,998	8,531	1.02%	3,095,027	11,609	1.49%	(3,078)	1,511	(4,589)

Demand deposits	255,186			262,911
Other liabilities	18,289			20,041
Shareholders' equity	258,875			239,635

Total liabilities and shareholders' equity	$3,851,348			$3,617,614

Net interest income , tax equivalent		31,998			30,070		1,928	5,417	(3,489)

Net interest spread			3.31%			3.23%

Net interest margin (net interest income
to total interest earning assets)			3.42%			3.42%

Tax equivalent adjustment		(445)			(533)

Net interest income		31,553			29,537

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  The average balance of trading securities is calculated using fair value for these securities. Included in the average balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $2.1 million in 2010 and $2.2 million in 2009.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended September 30, 2010			Nine months ended September 30, 2009

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance Change	Variance Rate Change
Assets							Income/ Expense

Securities available for sale:
U.S. treasuries	$-	-	0.00%	$880	13	1.92%	(13)	(13)	-
U. S. government sponsored enterprises	505,448	9,990	2.64%	249,908	4,938	2.63%	5,052	5,033	19
Mortgage backed securities and collateralized mortgage obligations-residential	81,323	2,686	4.40%	133,289	4,626	4.63%	(1,940)	(1,721)	(219)
State and political subdivisions	81,487	4,081	6.68%	101,173	4,870	6.42%	(789)	(1,089)	300
Corporate bonds	99,779	3,335	4.46%	5,473	220	5.36%	3,115	3,182	(67)
Other	7,650	278	4.86%	7,083	226	4.25%	52	19	33

Total securities available for sale	775,687	20,370	3.50%	497,806	14,893	3.93%	5,477	5,413	64

Federal funds sold and other
short-term Investments	315,151	650	0.28%	219,416	1,705	1.04%	(1,055)	852	(1,907)

Trading Securities
U. S. government sponsored enterprises	-	-	0.00%	18,190	405	2.97%	(405)	(405)	-
State and political subdivisions	-	-	0.00%	1,048	35	4.42%	(35)	(35)	-

Total trading securities	-	-	0.00%	19,238	440	3.05%	(440)	(440)	-

Held to maturity securities:
U. S. government sponsored enterprises	27,032	487	2.40%	304,648	5,460	2.39%	(4,973)	(5,011)	38
Corporate bonds	70,383	2,447	4.64%	67,299	2,239	4.44%	208	105	103
Mortgage backed securities-residential	162,680	3,926	3.22%	146,347	3,391	3.09%	535	389	146

Total held to maturity securities	260,095	6,860	3.52%	518,294	11,090	2.85%	(4,230)	(4,517)	287

Commercial loans	265,450	11,786	5.92%	290,657	12,935	5.93%	(1,149)	(1,127)	(22)
Residential mortgage loans	1,756,549	76,062	5.77%	1,629,403	72,939	5.97%	3,123	6,745	(3,622)
Home equity lines of credit	283,505	7,730	3.65%	261,129	7,090	3.63%	640	601	39
Installment loans	4,219	473	15.00%	4,785	528	14.74%	(55)	(70)	15

Loans, net of unearned income	2,309,723	96,051	5.55%	2,185,974	93,492	5.70%	2,559	6,150	(3,591)

Total interest earning assets	3,660,656	123,931	4.51%	3,440,728	121,620	4.70%	2,311	7,457	(5,146)

Allowance for loan losses	(40,195)			(36,265)
Cash & non-interest earning assets	147,252			121,755

Total assets	$3,767,713			$3,526,218

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$412,520	508	0.16%	$360,045	531	0.20%	(23)	112	(135)
Money market accounts	493,382	3,971	1.08%	315,546	3,156	1.34%	815	1,827	(1,012)
Savings	702,396	2,489	0.47%	637,404	2,275	0.48%	214	284	(70)
Time deposits	1,520,691	19,004	1.67%	1,593,153	31,564	2.65%	(12,560)	(1,376)	(11,184)

Total interest bearing deposits	3,128,989	25,972	1.11%	2,906,148	37,526	1.73%	(11,554)	847	(12,401)
Short-term borrowings	118,807	1,349	1.52%	98,833	1,227	1.66%	122	281	(159)

Total interest bearing liabilities	3,247,796	27,321	1.12%	3,004,981	38,753	1.72%	(11,432)	1,128	(12,560)

Demand deposits	249,249			264,153
Other liabilities	17,281			19,112
Shareholders' equity	253,387			237,972

Total liabilities and shareholders' equity	$3,767,713			$3,526,218

Net interest income , tax equivalent		96,610			82,867		13,743	6,330	7,413

Net interest spread			3.39%			2.98%

Net interest margin (net interest income
to total interest earning assets)			3.52%			3.20%

Tax equivalent adjustment		(1,416)			(1,627)

Net interest income		95,194			81,240

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2009 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine month periods ended September 30, 2010, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2010, the Company had average balance of federal funds sold and other short-term investments of $403.9 million compared to $149.4 million in the third quarter of 2009.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.

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

Among the changes contained in the Dodd-Frank Act is the elimination of the Office of Thrift Supervision, which is our primary federal regulator. The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies and will thus become the primary federal regulator of the Company. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to nine months).

Index

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

The Dodd-Frank Act also imposes more stringent capital requirements on holding companies. These restrictions will limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies (although not until five years from the date of enactment).   In addition, international banking industry regulators have largely agreed upon significant changes in the regulatory capital requirements for banks and their holding companies. The new international rules, known as “Basel III,” generally increase the capital required to be held and narrow the types of instruments that will qualify as capital. The Basel III requirements will be phased in over a number of years, but they are not automatically applicable to the Company or U.S. financial institutions generally. Rather, the requirements must be implemented by regulations adopted by the federal banking agencies. It is not known to what extent the Company’s regulators will incorporate elements of Basel III into new capital regulations or to what extent those regulations may be applicable to the Company or the Bank.

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

Date:  November 5, 2010

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