Form 10-K
period 2010-12-31
TRUSTCO BANK CORP N Y
filed 2011-03-01
CIK 357301

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (518) 377-3311

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered)
Common Stock, $1.00 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes.☐    No.☒

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
Yes.☒    No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                      Accelerated Filer ☒                                           Non-Accelerated Filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2010 was approximately $411,821,917 (based upon the closing price of $5.60 on June 30, 2010, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 77,243,816
Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2011 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

EXHIBITS INDEX

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

PART I

Item 1.                      Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. The Company’s principal subsidiary, Trustco Bank (the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 738 full-time equivalent employees of TrustCo at year-end 2010. TrustCo had 13,948 shareholders of record as of December 31, 2010  and the closing price of the TrustCo common stock on that date was $6.34.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 141 automatic teller machines and 134 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Charlotte, Hillsborough, Lake, Manatee, Orange, Osceola, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of Thrift Supervision (“OTS”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., holds certain mortgage assets that are serviced by the Bank. The Bank accounted for substantially all of TrustCo’s 2010 consolidated net income and average assets. The Bank has two active subsidiaries, (1) Trustco Realty Corp, and (2) ORE Property, Inc.  Neither of these subsidiaries engage in any significant business activities.

The trust department of the Bank serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $800 million as of December 31, 2010.

The daily operations of the Bank remain the responsibility of its officers, subject to the oversight of its Board of Directors and overall supervision by TrustCo. The accounts of the Bank are included in TrustCo's consolidated financial statements.

The Bank operates a real estate investment trust (“REIT”) subsidiary, which was formed to acquire, hold and manage real estate mortgage assets, including, but not limited to residential mortgage loans and mortgage-backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received from the REIT are excluded from total taxable income.

ORE Subsidiary

In 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial banks and savingsinstitutions. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last several years. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

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

Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Supervision and Regulation—Financial Reform Legislation” below.  Among the more significant changes made by the Dodd-Frank Act is that, effective July 21, 2011 (with a possible delay of up to six months) (the so-called “Designated Transfer Date”), the OTS will cease to exist as a separate entity and will be merged and become a separate division of the Office of the Comptroller of the Currency (“OCC”).  The OCC will assume the OTS’ role as regulator and supervisor of Trustco Bank, and the Federal Reserve will become the primary supervisor and regulator with respect to the Company. References in the following discussion to the OTS should be read to mean the Federal Reserve or OCC, as appropriate, once the Designated Transfer Date occurs.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Financial Reform Legislation

On July 21, 2010, the president signed the Dodd-Frank Act into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years, including TrustCo’s and the Bank’s current and future regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate effect of the Dodd-Frank Act on TrustCo or the Bank at this time, including the extent to which the act could increase costs, limit our ability to efficiently pursue business opportunities or otherwise adversely affect our business, financial condition or results of operations. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.

The Dodd-Frank Act includes provisions that, among other effects:

·
Creates a new agency, the Bureau of Consumer Financial Protection, to centralize responsibility for consumer financial protection. responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the OTS until it is abolished, and then the OCC).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

·
Imposes new consumer protection requirements in mortgage loan transactions, including requiring creditors to make reasonable, good faith determinations that consumers have a reasonable ability to repay mortgage loans, prohibiting originators of residential mortgage loans from being paid compensation (such as a “yield spread premium”) that varies based on the terms of the loan other than the principal amount of the loan, requiring new disclosure requirements for residential mortgage loans, requiring additional disclosures in periodic loan account statements, amending the Truth-in-Lending Act’s “high-cost” mortgage provisions, and adopting certain other revisions.

·
Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”), and increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits.

·
Increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with non-interest-bearing transaction accounts having unlimited deposit insurance through December 31, 2012.

·	Adopts changes to corporate governance requirements, including shareholder votes on executive compensation and proxy access by shareholders, that apply to all public companies.
·	Effective in July 2011, repeals various banking law provisions prohibiting the payment of interest on demand deposits.
·
Authorize the Federal Reserve to adopt rules to regulate the reasonableness of debit card interchange fees charged by financial institutions with $10 billion or more in assets with respect to electronic debit transactions. The amount of such fees must be “reasonable and proportional” to the cost incurred by the issuer. Issuers that, together with their affiliates, have assets of less than $10 billion would not be covered by the rules.

Dividends

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. Please refer to the discussion below under “Federal Savings Institution Regulation – Limitation on Capital Distributions” for a more detailed discussion of limitation imposed by the OTS. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010 contains information concerning restrictions on the Bank’s ability to pay dividends and is hereby incorporated by reference.)

Compliance with the standards set forth in the OTS rules regarding capital distribution could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve System, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2010 for information concerning the Bank’s regulatory capital requirements.

Holding Company Activities

The activities of savings and loan holding companies are governed, and limited, by the HOLA. TrustCo’s activities are limited to those permissible for “multiple” savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for “financial holding companies” (which are described below).   Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act. Activities permissible for a financial holding company are those considered financial in nature (including securities and insurance activities) or those incidental or complementary to financial activities.

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

TrustCo must obtain approval from the appropriate bank regulatory agencies (for example, the Federal Reserve) before acquiring control of any insured depository institution.

Savings and loan holding companies such as TrustCo are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions. As a result of the Dodd-Frank Act, however, commencing in July 2015, TrustCo will be subject to formal regulatory capital requirements and will thus be obligated to hold capital in the same amount and of the same type that is required of capital required for insured depository institutions such as the Bank.

In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Dodd-Frank Act, moreover, codifies the Federal Reserve’s long-standing “source of strength” doctrine and thus requires that bank or thrift holding companies serve as a source of financial strength for their depository institution subsidiaries. The phrase “source of financial strength” is defined in the Dodd-Frank Act as “the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” The Federal Reserve is authorized to adopt regulations implementing this requirement not later than one year after the Designated Transfer Date.

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

Like other issuers of publicly traded securities, the Company must also comply with provisions of the Dodd-Frank Act that require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and the Company will also be subject to Dodd-Frank provisions that authorize the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Dodd-Frank also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded.

Further, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company has and will continue to incur additional expense in complying with the corporate governance provisions of Dodd-Frank and Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

Regulatory Capital Requirements. OTS capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), net of the adjustment to record the previously unrecognized over funded position of employee benefit plans, less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OTS capital regulation based on the risks inherent in the type of asset. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

The above capital requirements are viewed as minimum standards by the OTS.

Under the Dodd-Frank Act, the federal banking agencies, including the OTS and OCC, must set minimum consolidated leverage and risk-based capital requirements for insured depository institutions and their holding companies. These requirements must be based on the minimum prompt corrective action ratios described below.

Prompt Corrective Action. The OTS regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater.

Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized institution.”

The OTS prompt corrective action regulations require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The severity of the action required depends upon the association’s degree of undercapitalization. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. Further, any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital and may not accept or renew brokered deposits, and the OTS also may take a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors and may appoint a receiver or conservator for a savings association that is “critically undercapitalized”.

The other federal banking agencies, including the OCC, also have adopted substantially identical prompt corrective action regulations.

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. The Bank paid this special assessment in September, 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The prepayment amount will be used to offset future FDIC premiums beginning with the March 2010 payment.

The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

The large number of bank failures during the last several years have significantly increased the DIF’s losses such that its reserve ratio is less than the mandated minimum.  As a result, the FDIC established a restoration plan in October 2008 and has amended the plan several times since then. Most recently, the FDIC amended the restoration plan on October 19, 2010 in response to the Dodd-Frank Act to provide for reaching the 1.35% reserve ratio by September 30, 2020. The amended restoration plan also provided that the FDIC will forego the uniform 3 basis point increase in initial deposit insurance assessment rates that were previously scheduled to take effect on January 1, 2011 and to otherwise maintain the current schedule of assessment rates for all insured depository institutions. Also under the amended plan, the FDIC would will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35 percent by September 30, 2020 and regarding the Dodd-Frank Act requirement that the FDIC offset the effect on insured depository institutions with total consolidated assets of less than $10 billion of the statutory requirement that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 (which was required under the prior restoration plan). At least semiannually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase assessment rates, following notice-and-comment rulemaking if required. The FDIC may also lower assessment rates following notice-and comment rulemaking if required. Institutions may continue to use assessment credits (for regular quarterly assessments and for any special assessments) without additional restriction (other than those imposed by law) during the term of the restoration plan.

On February 7, 2011, the FDIC issued a final rule to implement changes to the its assessment base used to determine risk-based premiums for insured depository institutions as required under the Dodd-Frank Act and also changed the risk-based pricing system necessitated by changes to the assessment base. These changes will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for DIF assessments due September 30, 2011.

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

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010 contains information concerning restrictions on the Bank’s ability to pay dividends.

Assessments. The Bank is required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2010 totaled approximately $727 thousand. The Bank will continue to be required to pay assessments to the OCC following the OTS becoming a division of the OCC on the Designated Transfer Date.

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

Qualified Thrift Lender Test. Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (“QTL”) test or the Internal Revenue Code’s Domestic Building and Loan Association (“DBLA”) test to avoid certain restrictions on its operations and activities.. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) The institution acquires its savings accounts in conformity with OTS rules and regulations and (ii) The general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans.

The Dodd-Frank Act enhances the severity of consequences for failing the QTL Test. Among other restrictions, the Dodd-Frank Act imposes national bank activities limitations and national bank branching restrictions immediately upon an institution’s failure to satisfy the QTL Test. In addition, such an institution would be prohibited from paying dividends, except under circumstances that are permissible for a national bank, are necessary to meet the obligations of the institution’s holding company and are specifically approved by both the OCC and FRB after a written request submitted by the thrift at least 30 days in advance of the proposed payment. Finally, failure of the QTL Test will subject the institution to enforcement action.

The Bank is currently, and expects to remain, in compliance with the QTL Test.

Transactions with Related Parties. The Bank’s transactions with “affiliates” (generally, any company that controls or is under common control with the Bank, including TrustCo) is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing Regulation W. The aggregate amount of covered transactions between the Bank and any individual affiliate is limited to 10% of the Bank’s capital stock and surplus, and the aggregate amount of covered transactions by the Bank with all of its affiliates is limited to 20% of capital stock and surplus. Certain covered transactions (primarily credit-related transactions) are required to be secured by collateral in an amount and of a type described in Section 23A and Regulation W. Transactions by the Bank with its affiliates must be on terms and under circumstances that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Dodd-Frank Act expanded the definition of “covered transactions” as used in Section 23A to include credit exposure on derivatives transactions and securities lending and borrowing transactions, as well as the acceptance of affiliate-issued debt obligations as collateral for a loan or an extension of credit. The Dodd-Frank Act also revised Section 23A to require that collateral must be maintained at all times for covered transactions, rather than only at the time of the transaction, and restricted the use of debt obligations issued by an affiliate to satisfy collateral obligations. Finally, the Dodd-Frank Act also authorizes the OCC (with respect to federal savings associations such as the Bank), in conjunction with the Federal Reserve, to grant exemptions under Section 23A, subject to the FDIC’s determination (or non-objection within a 60-day notice period) that the exemption does not present an unacceptable risk to the DIF.

The Bank also is restricted in its ability to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Extensions of credit to those insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons; may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s Board of Directors.

The Dodd-Frank Act imposed changes to the insider lending rules by, among other matters, prohibiting non-credit transactions between an insured depository institution and its insiders unless the transaction is on market terms and, if the transaction represents more than 10% of the capital stock and surplus of the institution, has been approved in advance by a majority of the disinterested members of the board of directors of the institution. The Dodd-Frank Act also imposed new limits on loans to insiders with respect to derivatives transactions, repurchase and reverse-repurchase agreements and securities lending and borrowing transactions.

Safety and Soundness Regulations. The federal banking agencies (including the OTS and OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits, as well as other operational and managerial standards as the agency deems appropriate. The Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (currently the OTS in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Enforcement. The OTS has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and TrustCo. The OTS also has enforcement authority with respect to the actions of the Bank’s and TrustCo’s directors, officer and other “institution-affiliated parties,” including attorneys and auditors. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices. Public disclosure of final enforcement actions by the OTS is required.

Consumer Laws and Regulations. In addition to the other laws and regulations discussed above, the Bank is subject to consumer laws and regulations designed to protect consumers in transactions with financial institutions. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with, such customers.

Anti-Money Laundering and Customer Identification. The Bank is subject to extensive anti-money laundering provisions and requirements, which generally require it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act (described below) and other laws. Further, the effectiveness of a financial institution in combating money laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Consumer Privacy. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") generally provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other matters, the GLB Act established a federal rule regarding the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under limited circumstances (e.g., providing customer information to the Company's data processing provider), the rules have not had a significant impact on the Company's results of operations or financial condition.

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2010 was as follows:

Amount of transaction accounts	Reserve Requirement
$0 to $10.7 million	0 percent of amount.
Over $10.7 million and up to $69.5 million	3 percent of amount.
Over $69.5 million	$1,764,000 plus 10 percent of amount over $65.9 million.

The Bank was in compliance with these requirements as of December 31, 2010.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 12 regional FHLB that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2010, the Bank owned $5 million in FHLB of New York stock, which was in compliance with its obligations.

Legislative and Regulatory Responses to Financial Crisis

Starting in September 2008 and continuing into 2009, the U.S. Congress and the federal financial regulatory authorities took a number of steps to respond to the financial crises affecting the banking system and financial markets.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), which was signed into law in October 2008 gave the U.S. Department of the Treasury the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

In October 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the Department holds equity issued under the Capital Purchase Program. TrustCo decided not to participate in the Capital Purchase Program.

In November 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, under which the FDIC (i) guaranteed, until the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”) and (ii) guaranteed the full balance of non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC- insured institutions (the “Transaction Account Guarantee Program”). TrustCo elected to participate in each of the guarantee programs.

Institutions participating in the guarantee programs were to pay assessments to assist in funding the FDIC’s coverage. The fee assessment under the Debt Guarantee Program ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. Trustco Bank did not participate in the emergency guarantee facility.

The Transaction Account Guarantee Program expired on December 31, 2010. Prior to its expiration, institutions participating in the program were charged fees by the FDIC according to each institution’s deposit insurance risk category. The fees ranged from 15 basis points for institutions in risk category I to 25 basis points for institutions in risk categories III and IV. TrustCo participated in the Transaction Account Guarantee Program until its expiration.  During 2010 assessments for this program were approximately $24 thousand.

In February 2009, The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law. ARRA provided for a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2010, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Availability of Reports

This annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge from our Internet site, www.trustcobank.com.

Forward-Looking Statements

Statements included in this review and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to the factors described under Item 1A.  Risk Factors, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

(1)           credit risk,

(2)           the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations.

(3)           competition,

(4)           the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities).

(5)           real estate and collateral values,

(6)           changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board; and

(7)           changes in local market areas and general business and economic trends.

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

The Dodd-Frank Act will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the changes contained in the Dodd-Frank Act is the elimination of the Office of Thrift Supervision, which is our primary federal regulator. The Office of the Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank, and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies and will thus become the primary federal regulator of the Company. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended).

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

The Dodd-Frank Act also imposes more stringent capital requirements on holding companies. These restrictions will limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies (although not until five years from the date of enactment). In addition, the new international regulatory capital rules, known as “Basel III,” generally increase the capital required to be held and narrow the types of instruments that will qualify as capital. The Basel III requirements will be phased in over a number of years, but they are not automatically applicable to the Company or U.S. financial institutions generally. Rather, the requirements must be implemented by regulations adopted by the federal banking agencies. It is not known to what extent the Company’s regulators will incorporate elements of Basel III into new capital regulations or to what extent those regulations may be applicable to the Company or the Bank.

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

The Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  However, it is expected that at a minimum they will increase our operating and compliance costs.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are continuing to operate in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers, which could adversely affect our financial condition, results of operations and ability to pay common stock dividends at the current level.  A worsening of these conditions would likely exacerbate the adverse effects on the financial institutions industry. For example, a renewed national economic recession, or further deterioration in local economic conditions in our markets, could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

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

As described above, the Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Office of Thrift Supervision. Also as noted above, the Company’s and the Bank’s primary federal regulators will change as a result of the Dodd-Frank Act. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes.

Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.

TrustCo is a separate legal entity from its subsidiary, the Bank, and does not have significant operations of its own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the Bank’s regulator could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, TrustCo will be subjected to consolidated capital requirements and will be required to serve as a source of strength to the Bank. If the Bank is unable to pay dividends to TrustCo or if TrustCo is required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

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

Certain interest rate movements may hurt earnings and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  Interest rates have in recent years hit historical low levels.  Since December 2008, the U.S. Federal Reserve has held its target for the federal funds rate at a range of 0.00% to 0.25%.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities and short-term investments.  If and when the Federal Reserve begins raising rates, our cost of funds is likely to rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the ALLL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In deciding on the adequacy of the allowance for loan losses, management reviews past due information, historical charge-off and recovery data, and nonperforming loan activity. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory primarily (the Company’s largest geographical area) over the last several years, as well as in the Company’s other market areas. If our assumptions and analysis prove to be incorrect, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses.  Material additions to our allowance would materially decrease our net income.

Strong competition within the Bank’s market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition comes principally from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, more aggressive marketing campaigns and better brand recognition, and the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. Competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits and to hire and retain experienced employees. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market areas.

Negative events in certain geographic areas could adversely affect us.

Our success depends primarily on the general economic conditions in the areas in which we conduct business, primarily the Capital Region of New York and, to a lesser extent, central Florida. The local economic conditions in our market areas have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control, would affect the local economic conditions and could adversely affect our financial condition and results of operations.

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

External events, including terrorist or military actions, or an outbreak of disease, and resulting political and social turmoil could cause unforeseen damage to our physical facilities or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or our customers, or vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

Item 1B                    Unresolved Staff Comments

None.

Item 2.                      Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 134 offices, of which 23 are owned and 111 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2004	Year First Became Executive of TrustCo

Robert J. McCormick, Age 47, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick.	2001

Robert T. Cushing, Age 55, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 44, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 48, Senior Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Senior Vice President of TrustCo and TrustCo Bank since 2010. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Eric W. Schreck Age 44, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Thomas M. Poitras, Age 48, Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 2001 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 60, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

PART II

Item 5.                      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2010. TrustCo had 13,841 shareholders of record as of February 22, 2011, and the closing price of TrustCo's common stock on that date was $5.98.

The following table provides information, as of December 31, 2010, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,048,355	$11.09	199,500
Equity compensation plans not approved by security holders[1]	2,250,000	Not Applicable	2,250,000
Total	5,298,355	To Be Determined	2,449,500

[1] Includes shares authorized for issuance under TrustCo’s 2010 Equity Incentive Plan and the 2010 Directors Equity Incentive Plan.  Does not include the equivalent of 500,000 shares and 250,000 shares in awards of stock appreciation rights, restricted stock units, performance shares and performance units related to the 2010 Equity Incentive Plan and the 2010 Directors Equity Incentive Plan, respectively. No shares of stock would be issued in connection with these awards.

The 2010 Equity Incentive Plan authorizes the use of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units for the purpose of providing the Company’s key employees additional long term  incentives that more closely align with shareholders interest. Subject to adjustment as provided in the plan, the total number of shares of common stock that may be issued pursuant to awards of options or restricted stock is 2,000,000, and the total number of awards of stock appreciation rights, restricted stock units, performance shares and performance units may not exceed the equivalent of 500,000 shares.

The 2010 Directors Equity Incentive Plan authorizes the use of stock options, stock appreciation rights and restricted stock for the purpose of attracting and retaining directors and closely aligning with shareholder interest. Subject to adjustment as provided in the plan, the total number of shares of common stock that may be issued pursuant to awards of options or restricted stock is 250,000, and the total number of awards of stock appreciation rights may not exceed the equivalent of 250,000 shares.

The plans will be submitted for shareholder approval at the Company’s 2011 annual meeting of shareholders.   The Company’s board of directors has delegated authority to the Compensation Committee of the Board to administer the plans.

No purchases of shares of TrustCo’s common stock were made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2010.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.                    Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 8.                    Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Item 9B.                 Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Senior Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.                  Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.                  Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.                  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2010 and 2009.

Consolidated Statements of Income -- Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2010 and 2009.

The following exhibits are incorporated herein by reference:*

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008.

10(d)	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008.

10(e)	Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective January 1, 2010

10(f)	Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008.

10(g)	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008.

10(h)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(i)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(j)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(k)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008.

10(l)	Amendment No. 4 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010

10(m)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(n)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(o)	Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010

10(p)	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008.

10(q)	Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010

10(r)	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008.

10(s)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated December 21, 2010.

10(t)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(u)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(v)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(w)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(x)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010.

10(y)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

10(z)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(aa)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(bb)	Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008.

10(cc)	Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010.

10(dd)	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008.

10(ee)	Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador.

10(ff)	Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan.

10(gg)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan.

10(hh)	2010 Equity Incentive Plan dated December 21, 2010

10(ii)	2010 Directors Equity Incentive Plan dated December 21, 2010

11	Computation of Net Income Per Common Share.

________________
*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:

Exhibit No.	Description

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2010.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 1, 2011	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and
Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ Robert J. McCormick	President and Chief Executive Officer	January 18, 2011
Robert J. McCormick	(principal executive officer)

/s/ Robert T. Cushing	Executive Vice President and Chief	January 18, 2011
Robert T. Cushing	Financial Officer (principal financial and accounting officer)

*	Director	January 18, 2011
Dennis A. DeGennaro

*	Director	January 18, 2011
Joseph Lucarelli

*	Director	January 18, 2011
Thomas O. Maggs

*	Director	January 18, 2011
Dr. Anthony J. Marinello

*	Director	January 18, 2011
Robert A. McCormick

*	Director	January 18, 2011
William D. Powers

*	Chairman	January 18, 2011
William J. Purdy

* By:	/s/ Robert M. Leonard
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

10(e)
Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(e) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(f)
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

Exhibit Index

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

10(k)
Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(l)
Amendment No. 4 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(m)
Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(n)
Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(o)
Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(p)
Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(q)
Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(f) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

Exhibit Index

10(r)
Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(s)
Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated December 21, 2010 incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(t)
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(u)
Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004

10(v)	2004 TrustCo Directors Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004.

10(w)
Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(x)
Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(y)	2004 TrustCo Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004.

10(z)
Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(aa)
Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(bb)
Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(cc)
Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(dd)
Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

Exhibit Index

10(ee)
Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(ff)
Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(gg)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)	2010 Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(ii)	2010 Directors Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010

11	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2010, filed herewith.

21	List of Subsidiaries of TrustCo, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

GRAPHICS APPENDIX

		Cross Reference to
Omitted Charts		Page of Annual Report

1	TrustCo 5 Year Chart	79

2	TrustCo 15 Year Chart	80

The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.