Form 10-K/A
period 2010-12-31
TRUSTCO BANK CORP N Y
filed 2011-03-25
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
 Yes. ☐ No. ☒

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

EXPLANATORY NOTE

TrustCo Bank Corp NY, or the Company, is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 for the sole purpose of correcting an incorrect amount in the disclosures pursuant to Item 7A. Quantitative and Qualitative Disclosures about Market Risk. Such disclosures were incorporated into Item 7A by reference to the disclosures contained in the Company’s Annual Report to Shareholders, which was filed as Exhibit 13 to the Form 10-K. In the discussion under the caption “Quantitative and Qualitative Disclosures about Market Risk,” the incorrect amount was the estimated percentage of fair value of capital to fair value of assets upon a 400 bp increase in interest rates set forth in a table indicating the impact on the fair value of capital if interest rates were to instantaneously increase or decrease by certain amounts.

Item 7A below sets forth the Company’s response to the requirements of Item 7A in its entirety, including the corrected table.

Except for the correcting change to Item 7A and except for restating the exhibits in Item 15 of Part IV (for the purpose of including the new certifications in Exhibits 31 and 32 required by Securities and Exchange Commission Rule 12b-15), this amendment does not modify or update the information in the original filing of the Form 10-K.

PART II

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

TrustCo realizes income principally from the difference or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volume and yield, as well as the volume of and rates on investments, deposits and borrowings are affected by market interest rates. Additionally, because of the terms and conditions of many of the loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base. Accordingly, TrustCo considers interest rate risk to be a market risk for the Company.

In monitoring interest rate risk, management focuses on evaluating the levels of net interest income and the fair value of capital in varying interest rate cycles within Board-approved policy limits. Interest rate risk management also must take into consideration, among other factors, the Company’s overall credit, operating income, operating cost, and capital profile. The Asset Allocation Committee, which includes all members of executive management and reports quarterly to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of potential change in the fair value of capital as a result of changes in market interest rates.

The Company uses an internal model as the primary tool to identify, quantify and project changes in interest rates and the impact on the balance sheet. The model utilizes assumptions with respect to cash flows and prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model. This model calculates a fair value amount with respect to non-time deposit categories, since these deposits are part of the core deposit products of the Company. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Using this internal model, the fair values of capital projections as of December 31, 2010 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of December 31, 2010. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of December 31, 2010	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	10.57%
+300 BP	11.58%
+200 BP	12.57%
+100 BP	13.64%
Current rates	14.36%
-100 BP	13.33%

At December 31, 2010 the Company’s book value of capital (excluding the impact of accumulated other comprehensive income) to assets was 6.56%.

The fair value of capital is calculated as the fair value of assets less the fair value of liabilities in the interest rate scenario presented. The fair value of capital in the current rate environment is 14.36% of the fair value of assets whereas the current book value of capital to assets is 6.56% at December 31, 2010, as noted. The significant difference between these two capital ratios reflects the impact that a fair value calculation can have on the capital ratios of a company. The fair value of capital calculations take into consideration the fair value of deposits, including those deposits considered core deposits, along with the fair value of assets such as the loan portfolio.

A secondary method to identify and manage the interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time periods, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

Static gap analysis has limitations because it cannot measure precisely the effect of interest rate movements, and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of the interest sensitive assets are fixed rate securities with relatively long lives whereas the interest-bearing liabilities are not subject to these same limitations. As a result, certain assets and liabilities may in fact reprice at different times and at different volumes than the static gap analysis would indicate.

The Company recognizes the relatively long-term nature of the fixed rate residential loan portfolio. To fund those long-term assets, the Company cultivates long-term deposit relationships (often called core deposits). These core deposit relationships tend to be longer term in nature and not as susceptible to changes in interest rates. Core deposit balances allow the Company to take on certain interest rate risk with respect to the asset side of the balance sheet.

The table “Interest Rate Sensitivity” presents an analysis of the interest-sensitivity gap position at December 31, 2010. All interest-earning assets and interest-bearing liabilities are shown based upon their contractual maturity or repricing date adjusted for forecasted prepayment rates. Asset prepayment and liability repricing periods are selected after considering the current rate environment, industry prepayment and data specific to the Company. The interest rate sensitivity table indicates that on a cumulative basis, TrustCo is liability sensitive for periods through 5 years and asset sensitive in the period over 5 years. The effect of being liability sensitive is that declining interest rates should result in liabilities repricing to lower levels faster than assets repricing to lower levels, thus increasing net interest income. Conversely, should interest rates rise, the Company’s interest bearing liabilities would reprice up faster than assets, resulting in lower net interest income.

INTEREST RATE SENSITIVITY
(dollars in thousands)	At December 31, 2010
	Repricing in:
	0-90 days	91-365 days	1-5 years	over 5 years	Rate Insensitive	Total
Total assets	$860,230	317,949	1,367,268	1,286,400	122,937	3,954,784
Cumulative total assets	$860,230	1,178,179	2,545,447	3,831,847	3,954,784
Total liabilities and shareholders' equity	$586,703	1,055,436	1,443,309	593,254	276,082	3,954,784
Cumulative total liabilities and shareholders' equity	$586,703	1,642,139	3,085,448	3,678,702	3,954,784
Cumulative interest sensitivity gap	$273,527	(463,960)	(540,001)	153,145
Cumulative gap as a % of interest earning assets for the period	31.8%	(39.4%)	(21.2%)	4.0%
Cumulative interest sensitive assets to liabilities	146.6%	71.7%	82.5%	104.2%

In practice, the optionality imbedded in many of the Company’s assets and liabilities, along with other limitations such as differing timing between changes in rates on varying assets and liabilities limits the effectiveness of gap analysis, thus the table should be viewed as a rough framework in the evaluation of interest rate risk. Management takes these factors, and others, into consideration when reviewing the Bank’s gap position and establishing its asset/liability strategy.

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

Date: March 25, 2011	TrustCo Bank Corp NY

	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick	President and Chief Executive Officer	March 25, 2011
Robert J. McCormick	(principal executive officer)

/s/ Robert T. Cushing	Executive Vice President and Chief	March 25, 2011
Robert T. Cushing	Financial Officer (principal financial and accounting officer)

*	Director	March 25, 2011
Dennis A. DeGennaro

*	Director	March 25, 2011
Joseph Lucarelli

*	Director	March 25, 2011
Thomas O. Maggs

*	Director	March 25, 2011
Dr. Anthony J. Marinello

*	Director	March 25, 2011
Robert A. McCormick

*	Director	March 25, 2011
William D. Powers

*	Chairman	March 25, 2011
William J. Purdy

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney

Exhibit Index

Exhibit No.	Description

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

Exhibit Index

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

10(gg)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)	2010 Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(ii)	2010 Directors Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010

11	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2010.*

21	List of Subsidiaries of TrustCo.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney.*

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

* Included with the TrustCo Bank Corp NY Annual Report on Form 10-K for the year ended December 31, 2010, filed March 1, 2011.