Form 10-Q
period 2011-03-31
TRUSTCO BANK CORP N Y
filed 2011-05-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of May 2, 2011
$1 Par Value	77,366,611

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income:
Interest and fees on loans	$31,677	31,753
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	3,199	3,597
States and political subdivisions	784	955
Mortgage-backed securities and collateralized mortgage obligations-residential	608	1,170
Corporate bonds	1,139	1,046
Other securities	61	118
Total interest and dividends on securities available for sale	5,791	6,886

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	437
Mortgage-backed securities-residential	1,188	1,245
Corporate bonds	715	843
Total interest on held to maturity securities	1,903	2,525

Interest on federal funds sold and other short term investments	246	164
Total interest income	39,617	41,328

Interest expense:
Interest on deposits:
Interest-bearing checking	65	169
Savings accounts	933	809
Money market deposit accounts	1,227	1,279
Time deposits	4,443	6,819
Interest on short-term borrowings	407	456
Total interest expense	7,075	9,532

Net interest income	32,542	31,796
Provision for loan losses	4,600	4,700
Net interest income after provision for loan losses	27,942	27,096

Noninterest income:
Trust department income	1,574	1,361
Fees for other services to customers	2,094	2,293
Net gain on securities transactions	287	4
Other	316	206
Total noninterest income	4,271	3,864

Noninterest expenses:
Salaries and employee benefits	7,026	6,734
Net occupancy expense	3,737	3,501
Equipment expense	1,332	1,420
Professional services	1,485	1,403
Outsourced services	1,350	1,421
Advertising	706	526
FDIC and other insurance	1,851	1,522
Other real estate expense, net	1,590	1,953
Other	1,769	1,609
Total noninterest expenses	20,846	20,089

Income before taxes	11,367	10,871
Income taxes	3,985	3,936

Net income	$7,382	6,935

Net income per Common Share:
- Basic	$0.096	0.090

- Diluted	$0.096	0.090

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS:

Cash and due from banks	$37,022	44,067

Federal funds sold and other short term investments	353,566	400,183
Total cash and cash equivalents	390,588	444,250

Securities available for sale:
U. S. government sponsored enterprises	753,546	614,886
States and political subdivisions	70,393	79,764
Mortgage-backed securities and collateralized mortgage obligations-residential	67,334	73,567
Corporate bonds	116,561	115,504
Other securities	7,632	7,880
Total securities available for sale	1,015,466	891,601

Held to maturity securities:
Mortgage-backed securities-residential (fair value 2011 $117,858; 2010 $128,746)	112,315	122,654
Corporate bonds (fair value 2011 $61,401; 2010 $71,460)	59,036	69,058
Total held to maturity securities	171,351	191,712

Loans, net of deferred fees and costs	2,359,129	2,355,265
Less:
Allowance for loan losses	43,680	41,911
Net loans	2,315,449	2,313,354

Bank premises and equipment, net	36,275	36,632
Other assets	78,761	77,235

Total assets	$4,007,890	3,954,784

LIABILITIES:
Deposits:
Demand	$247,803	251,091
Interest-bearing checking	443,133	441,520
Savings accounts	859,799	774,366
Money market deposit accounts	626,669	602,803
Certificates of deposit (in denominations of
$100,000 or more)	455,563	456,837
Other time accounts	960,074	1,027,470
Total deposits	3,593,041	3,554,087

Short-term borrowings	137,710	124,615
Accrued expenses and other liabilities	18,667	20,642

Total liabilities	3,749,418	3,699,344

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized
and 83,166,423 shares issued at March 31, 2011 and
December 31, 2010, respectively	83,166	83,166
Surplus	126,638	126,982
Undivided profits	111,093	108,780
Accumulated other comprehensive loss, net of tax	(4,176)	(4,119)
Treasury stock at cost - 5,922,607 and 6,036,512 shares at
March 31, 2011 and December 31, 2010, respectively	(58,249)	(59,369)

Total shareholders' equity	258,472	255,440

Total liabilities and shareholders' equity	$4,007,890	3,954,784

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Three Months Ended March 31, 2010	-	-	6,935	-	6,935	-	6,935
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(61)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $3,530)	-	-	-	-	2,122	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $4)	-	-	-	-	(2)	-	-
Other comprehensive income, net of tax:				2,059	2,059		2,059
Comprehensive income	-	-	-		8,994	-	-
Cash dividend declared, $.0625 per share	-	-	(4,798)	-		-	(4,798)
Sale of treasury stock (109,809 shares)	-	(381)	-	-		1,081	700
Stock based compensation expense	-	44	-	-		-	44

Ending balance, March 31, 2010	$83,166	128,344	101,327	777		(62,996)	250,618

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)		(59,369)	255,440
Comprehensive income:
Net Income - Three Months Ended March 31, 2011	-	-	7,382	-	7,382	-	7,382
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $81)	-	-	-	-	(49)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $275)	-	-	-	-	165	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $287)	-	-	-	-	(173)	-	-
Other comprehensive income, net of tax:				(57)	(57)		(57)
Comprehensive income	-	-	-		7,325	-	-
Cash dividend declared, $.0656 per share	-	-	(5,069)	-		-	(5,069)
Sale of treasury stock (113,905 shares)	-	(381)	-	-		1,120	739
Stock based compensation expense	-	37	-	-		-	37

Ending balance, March 31, 2011	$83,166	126,638	111,093	(4,176)		(58,249)	258,472

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$7,382	6,935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,214	1,161
Loss on sale of other real estate owned	95	336
Provision for loan losses	4,600	4,700
Deferred tax (benefit) expense	(1,091)	796
Stock based compensation expense	37	44
Net loss on sale of bank premises and equipment	-	39
Net gain on sales and calls of securities	(287)	(4)
Increase in taxes receivable	(2,975)	(6,155)
Increase in interest receivable	(440)	(1,835)
Decrease in interest payable	(131)	(146)
Decrease (increase) in other assets	3,275	(162)
Decrease in accrued expenses and other liabilities	(1,851)	(2,184)
Total adjustments	2,446	(3,410)
Net cash provided by operating activities	9,828	3,525

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	21,996	110,369
Proceeds from calls and maturities of held to maturity securities	20,361	127,139
Purchases of securities available for sale	(150,416)	(74,009)
Proceeds from maturities of securities available for sale	4,830	3,650
Net increase in loans	(8,519)	(12,305)
Proceeds from dispositions of other real estate owned	1,389	2,168
Purchases of bank premises and equipment	(857)	(856)
Net cash (used in) provided by investing activities	(111,216)	156,156

Cash flows from financing activities:

Net increase in deposits	38,954	27,671
Net increase in short-term borrowings	13,095	8,578
Proceeds from sale of treasury stock	739	700
Dividends paid	(5,062)	(4,791)
Net cash provided by financing activities	47,726	32,158
Net (decrease) increase in cash and cash equivalents	(53,662)	191,839
Cash and cash equivalents at beginning of period	444,250	145,894
Cash and cash equivalents at end of period	$390,588	337,733

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,206	9,678
Income taxes paid	6,958	10,116
Other non cash items:
Transfer of loans to other real estate owned	1,824	2,313
Increase in dividends payable	7	7
Change in unrealized gain on securities available for sale-gross of deferred taxes	(12)	3,526
Change in deferred tax effect on unrealized gain on securities available for sale	4	(1,406)
Amortization of prior service cost on pension and post retirement plans	(81)	(101)
Change in deferred tax effect of amortization of prior service cost	32	40

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.          Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2010 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the quarter ended March 31, 2011 and 2010 follows:

(dollars in thousands,except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended
March 31, 2011:
Basic EPS:
Income available to common shareholders	$7,382	77,241	$0.096
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,382	77,241	$0.096

Index

(dollars in thousands,except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended
March 31, 2010:
Basic EPS:
Income available to common shareholders	$6,935	76,758	$0.090
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$6,935	76,758	$0.090

As of March 31, 2011 and 2010, all of the Company's outstanding stock options are antidilutive because the option price is greater than the current market price.  As a result, approximately 2.6 million and 3.0 million stock options were excluded from the calculation of diluted earnings per share as of March 31, 2011 and 2010, respectively.

3.  Benefit Plans
The table below outlines the components of the Company’s net periodic benefit recognized during the three month periods ended March 31, 2011 and 2010 for its pension and other postretirement benefit plans:

Components of Net Periodic Benefit for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010

Service cost	$11	14	9	8
Interest cost	379	374	16	16
Expected return on plan assets	(496)	(453)	(112)	(102)
Amortization of net loss (gain)	39	51	(19)	(3)
Amortization of prior service credit	-	-	(101)	(101)
Net periodic benefit	$(67)	(14)	(207)	(182)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2011.  As of March 31, 2011, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2011.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.  Investment Securities

 (a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

Index

(dollars in thousands)	March 31, 2011
Available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$764,987	198	11,639	753,546
State and political subdivisions	69,721	1,013	341	70,393
Mortgage backed securities and collateralized mortgage obligations - residential	67,388	326	380	67,334
Corporate bonds	115,111	1,896	446	116,561
Other	650	-	-	650
Total debt securities	1,017,857	3,433	12,806	1,008,484
Equity securities	6,948	34	-	6,982
Total securities available for sale	$1,024,805	3,467	12,806	1,015,466

(dollars in thousands)	December 31, 2010
Available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government
sponsored enterprises	$625,399	312	10,825	614,886
State and political subdivisions	79,038	1,184	458	79,764
Mortgage backed securities and collateralized mortgage obligations - residential	73,384	618	435	73,567
Corporate bonds	115,274	854	624	115,504
Other	650	-	-	650
Total debt securities	893,745	2,968	12,342	884,371
Equity securities	7,183	47	-	7,230
Total securities available for sale	$900,928	3,015	12,342	891,601

Federal Home Loan Bank stock and Federal Reserve Bank stock included in equity securities at March 31, 2011 and December 31, 2010, totaled $6.9 million.

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2011, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

Index

	March 31, 2011
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$14,212	14,338
Due in one year through five years	470,220	468,330
Due after five years through ten years	498,007	489,932
Due after ten years	35,418	35,884
	$1,017,857	1,008,484

(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$34,015	34,492
Due in one year through five years	120,272	126,807
Due in five years through ten years	17,064	17,960
	$171,351	179,259

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	March 31, 2011
Available for sale	Less than12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$640,555	11,639	-	-	640,555	11,639
State and political subdivisions	15,421	341	-	-	15,421	341
Mortgage backed securities and collateralized mortgage obligations - residential	59,183	336	798	44	59,981	380
Corporate bonds	31,761	446	-	-	31,761	446
Total available for sale	$746,920	12,762	798	44	747,718	12,806

Index

(dollars in thousands)	December 31, 2010
Available for sale	Less than12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$526,071	10,825	-	-	526,071	10,825
State and political subdivisions	19,939	458	-	-	19,939	458
Mortgage backed securities and collateralized mortgage obligations - residential	58,952	392	803	43	59,755	435
Corporate bonds	50,934	624	-	-	50,934	624
Total available for sale	$655,896	12,299	803	43	656,699	12,342

Proceeds from sales and calls of securities available for sale were $22.0 million and $110.4 million for the three months ended March 31, 2011 and 2010, respectively.

Gross gains of approximately $287 thousand and $4 thousand were realized on these sales and calls during 2011 and 2010, respectively.  No securities were sold at a loss during the three months ended March 31, 2011 and 2010.  Tax expense recognized on net gains on sales and calls of securities available for sale were approximately $100 thousand and $1 thousand for the three months ended March 31, 2011 and 2010, respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2011
Held to maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities - residential	112,315	5,543	-	117,858
Corporate bonds	59,036	2,365	-	61,401
Total held to maturity securities	$171,351	7,908	-	179,259

(dollars in thousands)	December 31, 2010
Held to maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities - residential	$122,654	6,092	-	128,746
Corporate bonds	69,058	2,402	-	71,460
Total held to maturity securities	$191,712	8,494	-	200,206

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2011, based on the securities’ final maturity (mortgage-backed securities are stated using estimated average life):

Index

(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$34,015	34,492
Due in one year through five years	120,272	126,807
Due in five years through ten years	17,064	17,960
	$171,351	179,259

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no gross unrealized losses on held to maturity securities at March 31, 2011 and December 31, 2010. There were no sales or transfers of held to maturity securities during 2011 and 2010.

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

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Index

As of March 31, 2011, the Company’s security portfolio consisted of 350 securities, 99 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At March 31, 2011, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

Other Securities

At March 31, 2011, the Company has unrealized losses on U.S. government-sponsored enterprises, state and political subdivisions and corporate bonds. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

As a result of the above analysis, for the quarter ended March 31, 2011, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.  Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	March 31, 2011
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$195,292	28,156	223,448
Other	27,243	160	27,403
Real estate mortgage - 1 to 4 family:
First mortgages	1,617,831	145,269	1,763,100
Home equity loans	49,474	1,037	50,511
Home equity lines of credit	267,908	22,921	290,829
Installment	3,802	36	3,838
Total loans, net	$2,161,550	197,579	2,359,129
Less: Allowance for loan losses			43,680
Net loans			$2,315,449

Index

	December 31, 2010
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$196,803	28,644	225,447
Other	32,542	264	32,806
Real estate mortgage - 1 to 4 family:
First mortgages	1,611,645	139,932	1,751,577
Home equity loans	48,505	960	49,465
Home equity lines of credit	268,509	22,778	291,287
Installment	4,284	399	4,683
Total loans, net	$2,162,288	192,977	2,355,265
Less: Allowance for loan losses			41,911
Net loans			$2,313,354

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2011 and December 31, 2010, the Company had approximately $14.4 million and $14.6 million of real estate construction loans.  These loans are included in first mortgages and commercial real estate in the tables above.

TrustCo lends primarily in the Capital District region of New York State and in the geographic territory surrounding its borders, and to a lesser extent, in Florida, Massachusetts and the mid-Hudson Valley region of New York. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following table presents the recorded investment in non-accrual loans by loan class:

	March 31, 2011
(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,562	7,786	13,348
Other	135	-	135
Real estate mortgage - 1 to 4 family:
First mortgages	20,397	13,140	33,537
Home equity loans	719	48	767
Home equity lines of credit	1,596	672	2,268
Installment	13	-	13
Total non-accrual loans	28,422	21,646	50,068
Restructured real estate mortgages - 1 to 4 family	330	-	330
Total nonperforming loans	$28,752	21,646	50,398

Index

	December 31, 2010
(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,617	8,281	13,898
Other	126	-	126
Real estate mortgage - 1 to 4 family:
First mortgages	18,067	12,888	30,955
Home equity loans	860	73	933
Home equity lines of credit	2,109	436	2,545
Installment	20	1	21
Total non-accrual loans	26,799	21,679	48,478
Restructured real estate mortgages - 1 to 4 family	336	-	336
Total nonperforming loans	$27,135	21,679	48,814

*Includes loans originated in New York, New Jersey, Vermont and Massachusetts.

As of March 31, 2011 and December 31, 2010, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	March 31, 2011
New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	3,748	3,748	191,544	195,292
Other	-	-	124	124	27,119	27,243
Real estate mortgage - 1 to 4 family:
First mortgages	9,280	2,647	17,047	28,974	1,588,857	1,617,831
Home equity loans	281	146	673	1,100	48,374	49,474
Home equity lines of credit	1,312	485	1,726	3,523	264,385	267,908
Installment	34	8	9	51	3,751	3,802

Total	$10,907	3,286	23,327	37,520	2,124,030	2,161,550

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	1,786	1,786	26,370	28,156
Other	-	-	-	-	160	160
Real estate mortgage - 1 to 4 family:
First mortgages	2,244	690	12,700	15,634	129,635	145,269
Home equity loans	17	-	48	65	972	1,037
Home equity lines of credit	187	127	374	688	22,233	22,921
Installment	-	-	-	-	36	36

Total	$2,448	817	14,908	18,173	179,406	197,579

Index

	December 31, 2010
New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	3,870	3,870	192,933	196,803
Other	-	13	126	139	32,403	32,542
Real estate mortgage - 1 to 4 family:
First mortgages	11,129	4,275	15,615	31,019	1,580,626	1,611,645
Home equity loans	228	63	690	981	47,524	48,505
Home equity lines of credit	1,324	19	1,338	2,681	265,828	268,509
Installment	46	4	20	70	4,214	4,284

Total	$12,727	4,374	21,659	38,760	2,123,528	2,162,288

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	2,281	2,281	26,363	28,644
Other	-	-	-	-	264	264
Real estate mortgage - 1 to 4 family:
First mortgages	5,219	553	12,427	18,199	121,733	139,932
Home equity loans	26	-	73	99	861	960
Home equity lines of credit	422	10	410	842	21,936	22,778
Installment	-	-	1	1	398	399

Total	$5,667	563	15,192	21,422	171,555	192,977

As of March 31, 2011 and December 31, 2010, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.

Approximately $11 thousand, and $13 thousand of interest on nonaccrual and restructured loans was collected and recognized as income in the first quarter of 2011 and 2010, respectively. There are no commitments to extend further credit on nonaccrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

Index

(dollars in thousands)	For the quarter ended March 31, 2011
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	50	1,005	22	1,077
Florida	-	1,877	1	1,878
Total loan chargeoffs	50	2,882	23	2,955

Recoveries of loans previously charged off:
New York and other states*	-	106	13	119
Florida	3	1	1	5
Total recoveries	3	107	14	124
Net loans charged off	47	2,775	9	2,831
Provision for loan losses	(30)	4,663	(33)	4,600
Balance at end of period	$4,150	39,336	194	43,680

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2011
	Commercial Loans	Real Estate Mortgage- 1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,150	39,336	194	43,680

Total ending allowance balance	$4,150	39,336	194	43,680

Loans:
Individually evaluated for impairment	$13,483	330	-	13,813
Collectively evaluated for impairment	237,368	2,104,110	3,838	2,345,316

Total ending loans balance	$250,851	2,104,440	3,838	2,359,129

	December 31, 2010
	Commercial Loans	Real Estate Mortgage- 1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,227	37,448	236	41,911

Total ending allowance balance	$4,227	37,448	236	41,911

Loans:
Individually evaluated for impairment	$14,024	336	-	14,360
Collectively evaluated for impairment	244,229	2,091,993	4,683	2,340,905

Total ending loans balance	$258,253	2,092,329	4,683	2,355,265

The Company identifies impaired loans and measures the impairment in accordance with “Accounting by Creditors for Impairment of a Loan” (FASB ASC 310-10-35). A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring (TDR). These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products. A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s, which are included in nonaccrual loans at March 31, 2011 and December 31, 2010, are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Index

The following tables present impaired loans by loan class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
New York and other states*: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$5,562	6,212	-	5,579	-
Other	135	198	-	136	-
Real estate mortgage - 1 to 4 family:
First mortgages	330	482	-	333	9
Home equity loans	-	55		-	1
Home equity lines of credit	-	76		-	1

Total	$6,027	7,023	-	6,048	11

Florida: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$7,786	11,160	-	7,786	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-

Total	$7,786	11,160	-	7,786	-

	December 31, 2010
New York and other states*: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$5,617	6,217	-	3,792	-
Other	126	189	-	179	-
Real estate mortgage - 1 to 4 family:
First mortgages	336	516	-	373	39
Home equity loans	-	58		-	6
Home equity lines of credit	-	77		-	3

Total	$6,079	7,057	-	4,344	48

Index

Florida: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$8,281	12,798	-	9,289	-
Other	-	-	-	1	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-

Total	$8,281	12,798	-	9,290	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  On at least an annual basis, the Company's loan review process analyzes non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk.  The Company uses the following definitions for classified loans:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company's credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  All substandard loans are considered impaired.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Index

	As of March 31, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$187,388	7,904	195,292
Other	26,978	265	27,243

	$214,366	8,169	222,535

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,370	7,786	28,156
Other	160	-	160

	$20,530	7,786	28,316

	As of December 31, 2010
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$189,809	6,994	196,803
Other	32,286	256	32,542

	$222,095	7,250	229,345

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,363	8,281	28,644
Other	264	-	264

	$20,627	8,281	28,908

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at March 31, 2011 and December 31, 2010 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2011 and December 31, 2010 is presented in the recorded investment in non-accrual loans table.

Index

6.  Fair Value

Fair value measurements (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: Securities available for sale are fair valued utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income. Also classified as available for sale securities are equity securities where fair value is determined by quoted market prices and these are designated as Level 1.

Other Real Estate Owned: The fair value of other real estate owned is determined by use of appraisals, comparable sales and property valuation techniques. This results in a Level 3 classification of the inputs for determining fair value. At March 31, 2011 and December 31, 2010, the majority of other real estate owned consisted of residential real estate property.

Impaired Loans:  Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and takes into consideration the costs necessary to dispose of the property. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At March 31, 2011 and December 31, 2010, impaired loan consisted primarily of loans secured by commercial real estate.

Index

Assets and liabilities measured at fair value under ASC 820 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2011 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$753,546	-	753,546	-
State and political subdivisions	70,393	-	70,393	-
Mortgage-backed securities and collateralized mortgage obligations - residential	67,334	-	67,334
Corporate bonds	116,561		116,561
Other securities	718	68	650	-

Total securities available-for-sale	$1,008,552	68	1,008,484	-

	Fair Value Measurements at December 31, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$614,886	-	614,886	-
State and political subdivisions	79,764	-	79,764	-
Mortgage-backed securities and collateralized mortgage obligations - residential	73,567	-	73,567
Corporate bonds	115,504		115,504
Other securities	967	317	650	-

Total securities available-for-sale	$884,688	317	884,371	-

Index

The securities available for sale in the above table do not include Federal Home Loan Bank stock and Federal Reserve Bank stock as these assets are not measured at fair value on a recurring basis, rather their fair value approximates their cost basis.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$6,700	-	-	6,700
Impaired loans	8,202	-	-	8,202

Other real estate owned, which is carried at fair value, approximates $6.7 million at March 31, 2011. A valuation charge of $1.0 million is included in earnings for the quarter ended March 31, 2011.

Of the total impaired loans of $13.8 million at March 31, 2011, $8.2 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans. Gross charge-offs related to impaired loans were $50 thousand for the quarter ended March 31, 2011.

	Fair Value Measurements at December 31, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$7,416	-	-	7,416
Impaired loans	8,307	-	-	8,307

Other real estate owned, which is carried at fair value, approximates $7.4 million at December 31, 2010. A valuation charge of $2.6 million is included in earnings for the year ended December 31, 2010.

Index

At December 31, 2010, impaired loans had a fair value of $8.3 million. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans. Gross charge-offs related to impaired loans were $2.6 million for the year ended December 31, 2010.

There have been no transfers between Level 1 and Level 2 during 2011 and 2010.

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

(dollars in thousands)	As of March 31, 2011
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$390,588	390,588
Securities available for sale	1,015,466	1,015,466
Held to maturity securities	171,351	179,259
Loans	2,315,449	2,372,624
Accrued interest receivable	13,618	13,618
Financial liabilities:
Demand deposits	247,803	247,803
Interest bearing deposits	3,345,238	3,348,593
Short-term borrowings	137,710	137,710
Accrued interest payable	942	942

(dollars in thousands)	As of December 31, 2010
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$444,250	444,250
Securities available for sale	891,601	891,601
Held to maturity securities	191,712	200,206
Loans	2,313,354	2,372,880
Accrued interest receivable	13,178	13,178
Financial liabilities:
Demand deposits	251,091	251,091
Interest bearing deposits	3,302,996	3,305,586
Short-term borrowings	124,615	124,615
Accrued interest payable	1,073	1,073

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents

The carrying values of these financial instruments approximate fair values.

Index

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

7.   Adoption of New Accounting Guidance

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two were required for interim and annual periods beginning after December 15, 2009.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  Where necessary, the Company has added the required disclosures to our financial statement footnotes.

Index

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level.  Companies are now required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging  information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 in order to correspond to the expected clarification guidance to be issued with respect to troubled-debt restructurings.  This expected clarification guidance was issued in April 2010, thus, the additional disclosures surrounding troubled-debt restructurings will be required for annual and interim reporting periods beginning on or after June 15, 2011.  The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010.  The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

Newly Issued But Not Yet Effective Accounting Guidance

In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Index

In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations.  The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma financial disclosures, in the event that comparative financial statements are presented the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding, comparative year.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of March 31, 2011, and the related consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, and the related consolidated statements of changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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
May 6, 2011

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to the factors described under Item 1A.  Risk Factors, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	Credit risk,

•
The effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations.

•	Competition,

•	The effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities).

•	Real estate and collateral values,

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	Changes in local market areas and general business and economic trends,

•	The matters described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and in our subsequent securities filings.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2011 and 2010.

Index

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo Bank Corp NY ("TrustCo" or "Company") during the three month period ended March 31, 2011, with comparisons to 2010 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2010 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continue to present mixed messages.  Equity markets were generally strong during the first quarter of 2011, with relatively limited volatility.  Credit markets  showed greater volatility during the quarter, but as a whole, interest rates did not change significantly from the beginning of the quarter to the end.  For example, the 10 year Treasury rose 17 basis points to 3.47%, while the target Fed Funds range  remained unchanged at zero to 0.25%

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  The housing market remains troubled and issues regarding home foreclosures remain prominent topics of discussion in the media and within government.

The pace of bank failures has remained elevated thus far in 2011, with the focus mostly on smaller institutions.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  Many economists have reined in expectations for the remainder of 2011, as the overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns.  Currently, the FRB’s quantitative easing is scheduled to end in June of 2011.  It is not clear how aggressive, if at all, the government will be in unwinding some of the programs that are now in place.  At the same time, there is growing concern about the level of annual budget deficits and accumulated outstanding debt at the federal government level.  The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which will likely have a significant impact on the financial services industry.  Regulatory changes that are likely to be implemented in the coming months are expected to reduce overdraft fees and interchange revenues that banks currently earn.

Index

TrustCo’s long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant increase in the inherent risk of loss in its loan portfolios at March 31, 2011, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and in its classified loans.

In addition, the natural flight to quality that occurs in financial crisis, cuts in targeted interest rates and liquidity injections by the Federal government have served to reduce yields available on both short term liquidity (federal funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve was relatively positive, but there was some compression of the slope compared to the fourth quarter of 2010.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 2.76% in the first quarter of 2011, but declined slightly to 2.67% by period-end.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB’s quantitative easing through June 2011 is designed to maintain low interest rates, but the anticipated end of the quantitative easing program and the sheer volume of government financing expected in the coming quarters may lead to increased rates.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The level of home foreclosures nationally remains an area of intense political and media interest.  Recently, there have been instances of foreclosures where the paperwork or process may not have met legal requirements.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors that have been uncovered.  Also recently, efforts by mortgage servicers and secondary market purchasers of mortgage loans to require mortgage originators to repurchase troubled loans have also increased. TrustCo’s mortgage loan portfolio consists of loans its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition,  because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

Index

Overview
TrustCo recorded net income of $7.4 million, or $0.096 of diluted earnings per share for the three months ended March 31, 2011, as compared to net income of $6.9 million or $0.090 of diluted earnings per share in the same period in 2010.

The primary factors accounting for the change for three month period through March 31, 2011 as compared to the prior year were:

•	An increase in the average balance of interest earning assets of $312.2 million to $3.87 billion for the first quarter of 2011 compared to the same period in 2010,

•	An increase in the average balance of interest bearing liabilities of $295.2 million to $3.45 billion for the first quarter of 2011 as compared to 2010,

•
An decrease in net interest margin for the first three months of 2011 to 3.40% from 3.62% in the prior year, partly offsetting the beneficial impact of the increase in average earning assets, resulting in an increase of $626 thousand in taxable equivalent net interest income,

•	An increase of $283 thousand in net gains on securities transactions for the first three months of 2011 as compared to same period in 2010,

•	An increase of $1.1 million in noninterest expense, excluding net other real estate expenses, for the first three months of 2011 as compared to 2010, and

•	A decrease of $363 thousand in net other real estate expense for the first three months of 2011 compared to the same period in 2010.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2010 is a description of the effect interest rates had on the results for the year 2010 compared to 2009.  Many of the same market factors discussed in the 2010 Annual Report continued to have a significant impact on the year to date results for 2011.

Index

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans.  In the experience of management, the absolute level of interest rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the first quarter of 2011 relative to prior periods, but the pace of the decline slowed.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  Eventually, management believes, the FRB will have to unwind these positions, by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates.  Recent increases in energy and commodities may increase inflation concerns, which would also put upward pressure on rates and downward pressure on the securities prices.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings.

The principal loan product for TrustCo is residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield, while fluctuating during the quarter, is at a very low level relative to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the first quarter of 2011, although the rate of decline has slowed.

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis has affected some banks and financial institutions in the United States.  Generally, the crisis revolves around actual and anticipated higher levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

For the first quarter of 2011, the net interest margin was 3.40%, down 22 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments increased by $224.0 million while the average yield decreased to 25 basis points in the first quarter of 2011 from 0.38% in the same period in 2010.  The decrease in yield on federal funds sold and other short-term investments is attributable to a lagged response to the decrease in the target federal funds rate and rates on alternative short-term investments.  The increase in the average balance reflects the strong growth of deposit account balances, the lack of attractive longer term investment opportunities, and the Company’s intent to maintain additional liquidity.

Index

-
The average balance of securities available for sale and held-to-maturity securities  increased by $21.7 million and the average yield decreased to 2.89% for the first quarter of 2011 compared to 3.62% for the same period in 2010.  Within the total securities portfolio, the available-for-sale portfolio increased by $170.2 million, while the held-to-maturity portfolio decreased by $148.5 million.

-
The average loan portfolio grew by $66.5 million to $2.35 billion and the average yield decreased 17 basis points to 5.40% in the first quarter of 2011 compared to the same period in 2010.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $295.2 million and the average rate paid decreased 40 basis points to 0.83% in the first quarter of 2011 compared to the same period in 2010.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the first quarter of 2011, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo, however competition remains strong.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during the first quarter of 2011.  However, the decline in deposit costs has lagged the decline in the Federal Funds target rate.

Earning Assets
Total average interest earning assets increased from $3.56 billion in the first quarter of 2010 to $3.87 billion in the same period of 2011 with an average yield of 4.71% in 2010 and 4.14% in 2011.  Interest income on average earning assets decreased from $41.8 million in the first quarter of 2010 to $40.0 million in the first quarter of 2011, on a tax equivalent basis, as the increase in average earning assets did not fully offset the decline in average yield.

Loans
The average balance of loans was $2.35 billion in the first quarter of 2011 and $2.28 billion in the comparable period in 2010.  The yield on loans decreased 17 basis points to 5.40%.  The higher average balances roughly offset the lower yield, leading to a nominal decrease in the interest income on loans from $31.8 million in the first quarter of 2010 to $31.7 million in the first quarter of 2011.

Index

Compared to the first quarter of 2010, the average balance of the loan portfolio during the first quarter of 2011 increased in residential mortgages and home equity lines of credit, but declined in commercial and consumer loans.  The average balance of residential mortgage loans was $1.80 billion in 2011 compared to $1.73 billion in 2010, an increase of 4.5%.  The average yield on residential mortgage loans decreased by 20 basis points to 5.59% in the first quarter of 2011 compared to 2010.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $20.6 million to an average balance of $253.5 million in the first quarter of 2011 over the prior year.  The average yield on this portfolio decreased 18 basis points to 5.80% over the same period.

The average yield on home equity credit lines increased 9 basis points to 3.72% during the first quarter of 2011 compared to 2010.  The roughly flat yield reflects that the underlying index rate was unchanged over the last year.  The average balances of home equity lines increased 3.8% to $290.7 million in the first quarter of 2011 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2011 was $937.5 million compared to $767.3 million for the comparable period in 2010.  The higher balances reflect limited growth in net loans during the quarter, the strong growth in deposit balances and a shift away from the held-to-maturity portfolio.  The average yield was 2.63% for the first quarter of 2011 and 3.85% for the first quarter of 2010.  The decline in yield reflects the reinvestment of funds from the calls and maturities of securities into new securities at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized loss in the available-for-sale securities portfolio was $9.3 million as of March 31, 2011 compared to an unrealized gain of $530 thousand as of March 31, 2010, with the change due primarily to an increase in long term interest rates.

Index

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $179.7 million for the first quarter of 2011 compared to $328.2 million in the first quarter of 2010.  The decline in balances reflects calls and maturities, while the low rate environment has reduced the attractiveness of adding new securities to this portfolio.  The decline in this portfolio was more than offset by the increase in the available-for-sale portfolio.  The average yield was 4.23% for the 2011 period compared to 3.08% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The securities in this portfolio include bonds issued by government sponsored enterprises, residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2011 first quarter average balance of federal funds sold and other short-term investments was $399.2 million, a $224.0 million increase from the $175.2 million average for the same period in 2010.  The yield decreased from 0.38% in 2010 to 0.25% in 2011.  Changes in the yield resulted from changes in the target rate set by the Federal Reserve Board for federal funds sold a year ago and the gradual decline in rates on alternative short-term investments.  Interest income from this portfolio increased by approximately $82 thousand from $164 thousand in 2010 to $246 thousand in 2011, as the decline in yield was more than offset by the balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.04 billion during the first quarter of 2010 to $3.32 billion in the first quarter of 2011, and the average rate paid decreased from 1.21% for 2010 to 0.82% for 2011.  Total interest expense on these deposits decreased $2.4 million to $6.7 million in the first quarter of 2011 compared to the year earlier period.

Average short-term borrowings for the quarter were $130.0 million in 2011 compared to $116.5 million in 2010.  The average rate decreased during this time period from 1.59% in 2010 to 1.27% in 2011.

At March 31, 2011, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year	$1,100,735
1 to 2 years	246,204
2 to 3 years	48,967
3 to 4 years	12,101
4 to 5 years	7,150
Over 5 years	480
$1,415,637

Net Interest Income
Taxable equivalent net interest income increased by $626 thousand to $32.9 million in the first quarter of 2011 as compared to the same period in 2010.  The net interest spread decreased from 3.48% in the first quarter of 2010 to 3.31% in 2011. As previously noted, the net interest margin was down 22 basis points to 3.40% for the first quarter of 2011 as compared to the same period in 2010.

Index

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of March 31, 2011:

Nonperforming loans: Total NPLs were $50.4 million at March 31, 2011, compared to $46.9 million at March 31, 2010 and to $48.8 million at December 31, 2010.  There were $50.1 million of nonaccrual loans at March 31, 2011 compared to $46.5 million at March 31, 2010 and $48.5 million at December 31, 2010.  Restructured loans were $330 thousand at March 31, 2011 compared to $393 thousand at March 31, 2010 and $336 thousand at December 31, 2010.  There were no loans at March 31, 2011 and 2010, or December 31, 2010 that were past due 90 days or more and still accruing interest.

At March 31, 2011, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $50.4 million, $36.9 million were residential real estate loans and $13.5 million were commercial mortgages and commercial loans, compared to $34.8 million and $14.0 million, respectively at December 31, 2010.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.53% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2011 (annualized) compared to 0.49% for the first quarter of 2010.  These levels are elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

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

Index

The Company originates loans throughout its deposit franchise area.  At March 31, 2011, 91.6% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 8.4% were in Florida.  Those figures compare to 91.8% and 8.2%, respectively at December 31, 2010.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in Florida than in New York, at 14.3% and 10.3%, respectively, as of March 31, 2011 however the Florida number declined from 15.0% at December 31, 2010.  The New York component also declined, but less significantly from 10.6% at December 31, 2010 to the 10.3% level noted.

Economic conditions vary widely by geographic location.  Florida has experienced a more significant downturn than New York.  Reflecting that, nonaccrual loans are more heavily weighted towards Florida.  As of March 31, 2011, 43.2% of nonaccrual loans were to Florida borrowers, compared to 56.8% in New York and surrounding areas.  The level of Florida based nonaccrual loans declined from 44.7% as of December 31, 2010.  Net charge-offs also reflect local conditions.  For the three months ended March 31, 2011, Florida net charge-offs were equal to 66.2% of total net charge-offs, compared to 33.8% for New York and surrounding areas.  For the first quarter of 2010 and for the full year 2010, Florida net charge-offs were 85.3% and 83.0% of total net charge-offs, respectively, and New York and surrounding area net charge-offs were 14.7% and 17.0%.  The higher level of net charge-offs relative to loan outstandings reflects both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Other than loans currently identified as non performing, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2011, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $13.5 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2011, compared to $14.0 million at December 31, 2010.  There were $330 thousand of impaired retail loans at March 31, 2011, compared to $336 thousand at December 31, 2010.  The average balances of all impaired loans were $13.8 million during the first quarter of 2011 and $13.6 million during 2010.  The Company recognized approximately $11 thousand of interest income on these loans in the first quarter of 2011, $13 thousand in the first quarter of 2010 and approximately $48 thousand for all of 2010.

Index

At March 31, 2011 there was $6.7 million of foreclosed real estate as compared to $8.8 million at March 31, 2010 and to $7.4 million at December 31, 2010.

During the first quarter of 2011, there were $50 thousand of gross commercial loan charge offs and $2.9 million of gross residential mortgage and consumer loan charge-offs as compared with $308 thousand of gross commercial loan charge-offs and $2.7 million of residential mortgage and consumer loan charge-offs in the first quarter of 2010.  Gross recoveries during the first quarter of 2011 were $3 thousand for commercial loans and $121 thousand for residential mortgage and consumer loans, compared to $1 thousand for commercial loans and $233 thousand for residential and consumer in the first quarter of 2010.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

	As of March 31, 2011		As of December 31, 2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,150	10.6%	$4,227	11.0%
Real estate - construction	268	0.6%	262	0.6%
Real estate mortgage - 1 to 4 family	32,211	76.3%	30,429	75.8%
Home equity lines of credit	6,857	12.3%	6,757	12.4%
Installment Loans	194	0.2%	236	0.2%
	$43,680	100.0%	$41,911	100.0%

At March 31, 2011, the allowance for loan losses was $43.7 million, compared to the March 31, 2010 level of $39.5 million and to the December 31, 2010 balance of $41.9 million.  The allowance represents 1.85% of the loan portfolio as of March 31, 2011 compared to 1.73% at March 31, 2010 and to 1.78% at December 31, 2010.

The provision for loan losses was $4.6 million for the quarter ended March 31, 2011 compared to $4.7 million for the first quarter of 2010 and to $5.5 million in the quarter ended December 31, 2010.  Net charge-offs for the three-month period ended March 31, 2011 were $2.8 million, the same as in the year earlier period, and were $4.4 million in the quarter ended December 31, 2010.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan charge offs and recoveries, and
•	The growth in the loan portfolio given existing economic conditions.

Management continues to monitor these factors in determining future provisions or credits for loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

Index

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations, which could potentially occur, and has prepared appropriate contingency plans should such a situation arise.

The Company uses an internal model as the primary tool to identify, quantify and project changes in interest rates and the impact on the balance sheet. The model utilizes assumptions with respect to cash flows and prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model. This model calculates a fair value amount with respect to non-time deposit categories since these deposits are part of the core deposit products of the Company. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Using this internal model, the fair values of capital projections as of March 31, 2011 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2010. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2011	Fair value of Assets
+400 BP	10.64%
+300 BP	11.67
+200 BP	12.66
+100 BP	13.71
Current rates	14.44
-100 BP	13.42

Noninterest Income
Total noninterest income for the first quarter of 2011 was $4.3 million, compared to $3.9 million in the prior year period.  Excluding net securities transactions, non-interest income increased from $3.9 million in the first quarter of 2010 to $4.0 million in the first quarter of 2011.  Net gains on securities transactions were $287 thousand in the first quarter of 2011, compared to net gains of $4 thousand in the first quarter of 2010.

Trust department income increased to $1.6 million for the first quarter of 2011 compared to $1.4 million in the first quarter of 2010. Trust department assets under management were $811 million at March 31, 2011 compared to $800 million at December 31, 2010 and $769 million at March 31, 2010.  The increase in assets and income was due to a combination of improvements in market conditions and added customer accounts.

The total of fees for other services to customers plus other income were $2.4 million in the first quarter of 2011 compared to $2.5 the same period in 2010.  The net result reflects growth in customer accounts and increased transactions, offset by the impact of new regulations that have had a negative impact on certain service fees.  Implementation of new regulations may also have a negative impact on certain fees for the remainder of the year.

Noninterest Expenses
Total noninterest expenses were $20.8 million for the three months ended March 31, 2011, compared to $20.1 million for the three months ended March 31, 2010.  The increase was not concentrated in any one expense category.  The two largest expense increases were the $329 thousand increase in insurance costs due to higher FDIC premiums and higher deposit balances and $292 thousand in higher compensation costs.  Full time equivalent headcount was 740 as of March 31, 2011, compared to 738 as of December 31, 2010 and 730 as of March 31, 2010.  Other real estate expense decreased $363 thousand, partly offsetting increases in other categories.

Net occupancy expense increased $236 thousand to $3.7 million during the first quarter of 2011 compared to the same period in 2010.  Equipment expense decreased by $88 thousand to $1.3 million in the first quarter of 2011 versus the prior year.  Professional services were up $82 thousand to $1.5 million for the quarter.  Outsourced services were down $71 thousand to $1.4 million.  As noted, ORE expenses decreased by $363 thousand, but remained elevated at $1.6 million for the first quarter of 2011, reflecting higher ORE levels.  Advertising expenses increased by $180 thousand to $706 thousand in the first quarter of 2011 compared to the prior year.   Insurance costs were up $329 thousand, to $1.9 million in the first quarter of 2011.

Index

Income Taxes
In the first quarter of 2011, TrustCo recognized income tax expense of $4.0 million as compared to $3.9 million for the same period in 2010.  The effective tax rates were 35.1% and 36.2% for the first quarters of 2011 and 2010, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Banking regulators are beginning to move towards higher required capital requirements due to the standards included in the Basel III reform measures as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at March 31, 2011 was $258.5 million, compared to $255.4 million at December 31, 2010. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2011.  This results in a dividend payout ratio of 68.7% based on first quarter 2011 earnings per share of $0.096.

The Company achieved the following ratios as of March 31, 2011 and 2010:

	March 31,		Minimum Regulatory
	2011	2010	Guidelines
Tier 1 risk adjusted capital	12.66%	12.35%	4.00%

Total risk adjusted capital	13.92%	13.60%	8.00%

In addition, at March 31, 2011, the consolidated equity to total assets ratio (excluding the mark to market effect of securities available for sale) was 6.55%, compared to a minimum regulatory requirement of 4.00%.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($5.2 million) in 2011 and $719 thousand in 2010.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have bee n allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended March 31, 2011			Three months ended March 31, 2010

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$669,915	3,199	1.91%	486,249	3,597	2.96%	(398)	5,061	(5,459)
Mortgage backed securities and collateralized mortgage obligations-residential	69,787	608	3.49%	99,658	1,170	4.70%	(562)	(302)	(260)
State and political subdivisions	73,331	1,159	6.32%	88,089	1,449	6.58%	(290)	(235)	(55)
Corporate bonds	116,756	1,139	3.90%	85,994	1,046	4.86%	93	1,124	(1,031)
Other	7,724	61	3.17%	7,282	118	6.58%	(57)	46	(103)

Total securities available for sale	937,513	6,166	2.63%	767,272	7,380	3.85%	(1,214)	5,693	(6,907)

Federal funds sold and other short-term Investments	399,184	246	0.25%	175,208	164	0.38%	82	424	(342)

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	73,418	437	2.38%	(437)	(219)	(219)
Corporate bonds	62,267	715	4.59%	72,887	843	4.63%	(128)	(121)	(7)
Mortgage backed securities-residential	117,467	1,188	4.05%	181,929	1,245	2.74%	(57)	(2,053)	1,996

Total held to maturity securities	179,734	1,903	4.23%	328,234	2,525	3.08%	(622)	(2,393)	1,771

Commercial loans	253,465	3,677	5.80%	274,073	4,099	5.98%	(422)	(301)	(121)
Residential mortgage loans	1,803,268	25,189	5.59%	1,726,289	24,990	5.79%	199	4,003	(3,804)
Home equity lines of credit	290,666	2,666	3.72%	280,110	2,510	3.63%	156	94	62
Installment loans	3,895	152	15.84%	4,367	162	15.05%	(10)	(53)	43

Loans, net of unearned income	2,351,294	31,684	5.40%	2,284,839	31,761	5.57%	(77)	3,744	(3,821)

Total interest earning assets	3,867,725	39,999	4.14%	3,555,553	41,830	4.71%	(1,831)	7,468	(9,299)

Allowance for loan losses	(43,564)			(38,741)
Cash & non-interest earning assets	144,341			144,152

Total assets	$3,968,502			3,660,964

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$431,592	65	0.06%	392,621	169	0.17%	(104)	101	(205)
Money market accounts	616,838	1,227	0.81%	436,194	1,279	1.19%	(52)	1,842	(1,894)
Savings	816,581	933	0.46%	671,797	809	0.49%	124	410	(286)
Time deposits	1,452,592	4,443	1.24%	1,535,217	6,819	1.80%	(2,376)	(350)	(2,026)

Total interest bearing deposits	3,317,603	6,668	0.82%	3,035,829	9,076	1.21%	(2,408)	2,004	(4,412)
Short-term borrowings	129,966	407	1.27%	116,540	456	1.59%	(49)	254	(303)

Total interest bearing liabilities	3,447,569	7,075	0.83%	3,152,369	9,532	1.23%	(2,457)	2,258	(4,715)

Demand deposits	245,418			243,003
Other liabilities	17,551			16,413
Shareholders' equity	257,964			249,179

Total liabilities and shareholders' equity	$3,968,502			3,660,964

Net interest income , tax equivalent		32,924			32,298		626	5,209	(4,583)

Net interest spread			3.31%			3.48%

Net interest margin (net interest income to total interest earning assets)			3.40%			3.62%

Tax equivalent adjustment		(382)			(502)

Net interest income		32,542			31,796

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2010 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month period ended March 31, 2011, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2011, the Company had average balance of federal funds sold and other short-term investments of $399.2 million compared to $175.2 million in the first quarter of 2010.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Index

PART II                 OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 1A.                 Risk Factors

The following is an additional risk factor to those previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Our strategy includes growth plans through organic growth and possible acquisitions. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy, which may include organic growth, expansion or acquisitions. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy.

We have pursued and continue to pursue a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. We may attempt to expand in our current markets by opening new branch offices, acquiring branch offices of other financial institutions, or through a purchase of other financial institutions. This expansion may require significant investments in equipment, technology, personnel and site locations, as well as additional capital to support the expansion. We cannot assure you of our success in implementing our growth strategy either through expansion of our existing branch system or through mergers and acquisitions.

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

TrustCo Bank Corp NY

By: /s/Robert J. McCormick
Robert J. McCormick
President
and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date:  May 6, 2011

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