Form 10-Q
period 2011-06-30
TRUSTCO BANK CORP N Y
filed 2011-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (518) 377-3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of August 1, 2011
$1 Par Value	93,153,585

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$32,184	31,976	63,861	63,729
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	3,791	3,588	6,990	7,185
State and political subdivisions	640	891	1,424	1,846
Mortgage-backed securities and collateralized mortgage obligations-residential	622	944	1,230	2,114
Corporate bonds	1,081	1,105	2,220	2,151
Other securities	89	64	150	182
Total interest and dividends on securities available for sale	6,223	6,592	12,014	13,478

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	50	-	487
Mortgage-backed securities-residential	1,240	1,455	2,428	2,700
Corporate bonds	595	802	1,310	1,645
Total interest on held to maturity securities	1,835	2,307	3,738	4,832

Interest on federal funds sold and other short-term investments	254	228	500	392
Total interest income	40,496	41,103	80,113	82,431

Interest expense:
Interest on deposits:
Interest-bearing checking	70	172	135	341
Savings	885	857	1,818	1,666
Money market deposit accounts	1,184	1,342	2,411	2,621
Time deposits	4,099	6,432	8,542	13,251
Interest on short-term borrowings	382	455	789	911
Total interest expense	6,620	9,258	13,695	18,790

Net interest income	33,876	31,845	66,418	63,641
Provision for loan losses	4,850	7,100	9,450	11,800
Net interest income after provision for loan losses	29,026	24,745	56,968	51,841

Noninterest income:
Trust department income	1,186	1,176	2,760	2,537
Fees for services to customers	2,325	2,646	4,419	4,939
Net gain on securities transactions	851	1,537	1,138	1,541
Other	209	292	525	498
Total noninterest income	4,571	5,651	8,842	9,515

Noninterest expenses:
Salaries and employee benefits	7,000	6,556	14,026	13,290
Net occupancy expense	3,672	3,511	7,409	7,012
Equipment expense	1,481	1,464	2,813	2,884
Professional services	1,681	1,565	3,166	2,968
Outsourced services	1,350	1,418	2,700	2,839
Advertising expense	708	796	1,414	1,322
FDIC and other insurance	1,392	1,535	3,243	3,057
Other real estate expense, net	2,095	794	3,685	2,747
Other	2,173	1,596	3,942	3,205
Total noninterest expenses	21,552	19,235	42,398	39,324

Income before taxes	12,045	11,161	23,412	22,032
Income taxes	4,279	4,037	8,264	7,973

Net income	$7,766	7,124	15,148	14,059

Net income per Common Share:
- Basic	$0.100	0.093	0.196	0.183

- Diluted	$0.100	0.093	0.196	0.183

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS:

Cash and due from banks	$41,229	44,067

Federal funds sold and other short term investments	479,647	400,183
Total cash and cash equivalents	520,876	444,250

Securities available for sale:
U. S. government sponsored enterprises	676,062	614,886
States and political subdivisions	57,670	79,764
Mortgage-backed securities and collateralized mortgage obligations-residential	66,333	73,567
Corporate bonds	103,194	115,504
Other securities	7,522	7,880
Total securities available for sale	910,781	891,601

Held to maturity securities:
Mortgage-backed securities-residential (fair value 2011 $112,197; 2010 $128,746)	105,509	122,654
Corporate bonds (fair value 2011 $51,244; 2010 $71,460)	49,019	69,058
Total held to maturity securities	154,528	191,712

Loans, net of deferred fees and costs	2,427,974	2,355,265
Less:
Allowance for loan losses	45,561	41,911
Net loans	2,382,413	2,313,354

Bank premises and equipment, net	36,032	36,632
Other assets	65,696	77,235

Total assets	$4,070,326	3,954,784

LIABILITIES:
Deposits:
Demand	$259,459	251,091
Interest-bearing checking	461,976	441,520
Savings accounts	891,181	774,366
Money market deposit accounts	638,774	602,803
Certificates of deposit (in denominations of $100,000 or more)	453,303	456,837
Other time accounts	947,838	1,027,470
Total deposits	3,652,531	3,554,087

Short-term borrowings	128,807	124,615
Accrued expenses and other liabilities	20,039	20,642

Total liabilities	3,801,377	3,699,344

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized and 83,166,423 shares issued at June 30, 2011 and December 31, 2010, respectively	83,166	83,166
Surplus	126,196	126,982
Undivided profits	113,782	108,780
Accumulated other comprehensive income (loss), net of tax	2,846	(4,119)
Treasury stock at cost - 5,799,812 and 6,036,512 shares at June 30, 2011 and December 31, 2010, respectively	(57,041)	(59,369)

Total shareholders' equity	268,949	255,440

Total liabilities and shareholders' equity	$4,070,326	3,954,784

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, April 1, 2010	$83,166	128,344	101,327	777		(62,996)	250,618
Comprehensive income:
Net Income - Three Months Ended June 30, 2010	-	-	7,124	-	7,124	-	7,124
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(61)	-	-
Unrealized net holding gain on securities available-for-salearising during the period, net of tax (pretax gain of $4,144)	-	-	-	-	2,495	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $1,537)	-	-	-	-	(927)	-	-
Other comprehensive income, net of tax:				1,507	1,507		1,507
Comprehensive income	-	-	-		8,631	-	-
Cash dividend declared, $.0625 per share	-	-	(4,804)	-		-	(4,804)
Sale of treasury stock (112,016 shares)	-	(402)	-	-		1,101	699
Stock based compensation expense	-	45	-	-		-	45

Ending balance, June 30, 2010	$83,166	127,987	103,647	2,284		(61,895)	255,189

Beginning balance, April 1, 2011	$83,166	126,638	111,093	(4,176)		(58,249)	258,472
Comprehensive income:
Net Income - Three Months Ended June 30, 2011	-	-	7,766	-	7,766	-	7,766
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $8)	-	-	-	-	(5)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $12,535)	-	-	-	-	7,539	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $851)	-	-	-	-	(512)	-	-
Other comprehensive income, net of tax:				7,022	7,022		7,022
Comprehensive income	-	-	-		14,788	-	-
Cash dividend declared, $.0656 per share	-	-	(5,077)	-		-	(5,077)
Sale of treasury stock (122,795 shares)	-	(479)	-	-		1,208	729
Stock based compensation expense	-	37	-	-		-	37

Ending balance, June 30, 2011	$83,166	126,196	113,782	2,846		(57,041)	268,949

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Six Months Ended June 30, 2010	-	-	14,059	-	14,059	-	14,059
Other comprehensive income, net of tax:
Amortization of prior service cost on pension and post retirement plans, net of tax (pretax of $202)	-	-	-	-	(122)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $7,674)	-	-	-	-	4,617	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $1,541)	-	-	-	-	(929)	-	-
Other comprehensive income, net of tax:				3,566	3,566		3,566
Comprehensive income	-	-	-		17,625	-	-
Cash dividend declared, $.1250 per share	-	-	(9,602)	-		-	(9,602)
Sale of treasury stock (221,825 shares)	-	(783)	-	-		2,182	1,399
Stock based compensation expense	-	89	-	-		-	89

Ending balance, June 30, 2010	$83,166	127,987	103,647	2,284		(61,895)	255,189

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)		(59,369)	255,440
Comprehensive income:
Net Income - Six Months Ended June 30, 2011	-	-	15,148	-	15,148	-	15,148
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $89)	-	-	-	-	(54)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $12,810)	-	-	-	-	7,704	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $1,138)	-	-	-	-	(685)	-	-
Other comprehensive income, net of tax:				6,965	6,965		6,965
Comprehensive income	-	-	-		22,113	-	-
Cash dividend declared, $.1312 per share	-	-	(10,146)	-		-	(10,146)
Sale of treasury stock (236,700 shares)	-	(860)	-	-		2,328	1,468
Stock based compensation expense	-	74	-	-		-	74

Ending balance, June 30, 2011	$83,166	126,196	113,782	2,846		(57,041)	268,949

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$15,148	14,059

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,411	2,332
Loss on sale of other real estate owned	232	530
Provision for loan losses	9,450	11,800
Deferred tax (benefit) expense	(1,394)	667
Stock based compensation expense	74	89
Net loss on sale of bank premises and equipment	-	39
Net gain on sales and calls of securities	(1,138)	(1,541)
Decrease (increase) in taxes receivable	1,542	(10,084)
Decrease in interest receivable	312	2,371
Decrease in interest payable	(215)	(303)
Decrease in other assets	6,474	1,325
Decrease in accrued expenses and other liabilities	(404)	(530)
Total adjustments	17,344	6,695
Net cash provided by operating activities	32,492	20,754

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	403,637	649,747
Proceeds from calls and maturities of held to maturity securities	37,184	152,549
Purchases of securities available for sale	(419,085)	(510,553)
Proceeds from maturities of securities available for sale	9,079	8,858
Net increase in loans	(81,961)	(63,276)
Proceeds from dispositions of other real estate owned	3,117	7,516
Purchases of bank premises and equipment	(1,811)	(1,808)
Net cash (used in) provided by investing activities	(49,840)	243,033

Cash flows from financing activities:

Net increase in deposits	98,444	131,374
Net increase in short-term borrowings	4,192	8,941
Proceeds from sale of treasury stock	1,468	1,399
Dividends paid	(10,130)	(9,588)
Net cash provided by financing activities	93,974	132,126
Net increase in cash and cash equivalents	76,626	395,913
Cash and cash equivalents at beginning of period	444,250	145,894
Cash and cash equivalents at end of period	$520,876	541,807

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$13,910	19,093
Income taxes paid	6,722	18,057
Other non cash items:
Transfer of loans to other real estate owned	3,452	4,428
Increase in dividends payable	16	14
Change in unrealized gain on securities available for sale-gross of deferred taxes	11,673	6,133
Change in deferred tax effect on unrealized gain on securities available for sale	(4,654)	(2,445)
Amortization of prior service cost on pension and postretirement plans	(89)	(202)
Change in deferred tax effect of amortization of prior service cost	35	80

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.          Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2010 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

Index

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three and six month periods ended June 30, 2011 and 2010 follows:

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended June 30, 2011:
Basic EPS:
Income available to common shareholders	$7,766	77,363	$0.100
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,766	77,363	$0.100

For the quarter ended June 30, 2010:
Basic EPS:
Income available to common shareholders	$7,124	76,649	$0.093
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,124	76,649	$0.093

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the six months ended June 30, 2011:
Basic EPS:
Income available to common shareholders	$15,148	77,302	$0.196
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$15,148	77,302	$0.196

For the six months ended June 30, 2010:
Basic EPS:
Income available to common shareholders	$14,059	76,816	$0.183
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$14,059	76,816	$0.183

For the three and six month periods ended June 30, 2011 and 2010, all of the Company's outstanding stock options are antidilutive because the option price is greater than the current market price.

Index

3.  Benefit Plans
The table below outlines the components of the Company’s net periodic benefit recognized during the three and six month periods ended June 30, 2011 and 2010 for its pension and other postretirement benefit plans:

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010

Service cost	$12	14	4	8
Interest cost	379	375	33	15
Expected return on plan assets	(497)	(454)	(112)	(106)
Amortization of net loss (gain)	39	51	(17)	-
Amortization of prior service credit	-	-	(30)	(101)
Net periodic benefit	$(67)	(14)	(122)	(184)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010

Service cost	$23	28	13	16
Interest cost	758	749	49	31
Expected return on plan assets	(993)	(907)	(224)	(211)
Amortization of net loss (gain)	78	102	(36)	-
Amortization of prior service credit	-	-	(131)	(202)
Net periodic benefit	$(134)	(28)	(329)	(366)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it did not expect to make any contributions to its pension and postretirement benefit plans in 2011.  As of June 30, 2011, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2011.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

4.  Investment Securities

 (a) Securities available for sale

The amortized cost and fair value of securities available for sale are as follows:

(dollars in thousands)	June 30, 2011
Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$676,966	982	1,886	676,062
State and political subdivisions	56,697	1,029	56	57,670
Mortgage backed securities and collateralized mortgage obligations - residential	64,906	1,476	49	66,333
Corporate bonds	102,345	1,378	529	103,194
Other	650	-	-	650
Total debt securities	901,564	4,865	2,520	903,909
Equity securities	6,872	-	-	6,872
Total securities available for sale	$908,436	4,865	2,520	910,781

(dollars in thousands)	December 31, 2010
Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$625,399	312	10,825	614,886
State and political subdivisions	79,038	1,184	458	79,764
Mortgage backed securities and collateralized mortgage obligations - residential	73,384	618	435	73,567
Corporate bonds	115,274	854	624	115,504
Other	650	-	-	650
Total debt securities	893,745	2,968	12,342	884,371
Equity securities	7,183	47	-	7,230
Total securities available for sale	$900,928	3,015	12,342	891,601

Federal Home Loan Bank stock and Federal Reserve Bank stock included in equity securities at June 30, 2011 and December 31, 2010, totaled $6.9 million.

Index

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2011, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

	June 30, 2011
(dollars in thousands) Available for sale	Amortized Cost	Fair Value
Due in one year or less	$9,973	10,054
Due in one year through five years	437,956	440,105
Due after five years through ten years	425,304	424,787
Due after ten years	28,331	28,963
	$901,564	903,909

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)
Available for sale	June 30, 2011
	Less than		12 months
	12 months		or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$358,272	1,886	-	-	358,272	1,886
State and political subdivisions	1,523	56	-	-	1,523	56
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	787	49	787	49
Corporate bonds	47,707	529	-	-	47,707	529
Total available for sale	$407,502	2,471	787	49	408,289	2,520

(dollars in thousands)	December 31, 2010
Available for sale	Less than		12 months
	12 months		or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government sponsored enterprises	$526,071	10,825	-	-	526,071	10,825
State and political subdivisions	19,939	458	-	-	19,939	458
Mortgage backed securities and collateralized mortgage obligations - residential	58,952	392	803	43	59,755	435
Corporate bonds	50,934	624	-	-	50,934	624
Total available for sale	$655,896	12,299	803	43	656,699	12,342

Proceeds from sales and calls of securities available for sale were $381.6 million and $539.4 million for the three months ended June 30, 2011 and 2010, respectively.

Gross gains of approximately $888 thousand and $1.5 million were realized on these sales and calls for the three months ended June 30, 2011 and 2010, respectively.  Gross losses realized on sales of securities available for sale for the three months ended June 30, 2011 were approximately $37 thousand.  No securities were sold at a loss for the three months ended June 30, 2010.  Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $355 thousand and $615 thousand for the three months ended June 30, 2011 and 2010, respectively.

Index

Proceeds from sales and calls of securities available for sale were $403.6 million and $649.7 million for the six months ended June 30, 2011 and 2010, respectively.

Gross gains of approximately $1.2 million and $1.5 million were realized on these sales and calls for the six months ended June 30, 2011 and 2010, respectively.  Gross losses realized on sales of securities available for sale for the six months ended June 30, 2011 were approximately $37 thousand.  No securities were sold at a loss during the six months ended June 30, 2010.  Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $455 thousand and $616 thousand for the six months ended June 30, 2011 and 2010, respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	June 30, 2011
Held to maturity		Gross	Gross
	Amortized Cost	Unrecognized Gains	Unrecognized Losses	Fair Value

Mortgage backed securities - residential	$105,509	6,688	-	112,197
Corporate bonds	49,019	2,225	-	51,244
Total held to maturity securities	$154,528	8,913	-	163,441

(dollars in thousands)	December 31, 2010
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - residential	$122,654	6,092	-	128,746
Corporate bonds	69,058	2,402	-	71,460
Total held to maturity securities	$191,712	8,494	-	200,206

Index

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2011, based on the securities’ final maturity (mortgage-backed securities are stated using estimated average life):

	June 30, 2011
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$24,010	24,356
Due in one year through five years	120,611	128,315
Due in five years through ten years	9,907	10,770
	$154,528	163,441

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrealized loss position as of June 30, 2011 and December 31, 2010. There were no sales or transfers of held to maturity securities during 2011 and 2010.

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

Index

As of June 30, 2011, the Company’s security portfolio consisted of 306 securities, 52 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At June 30, 2011, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily GNMA (Ginnie Mae), FNMA (Fannie Mae) and FHLMC (Freddie Mac), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

Other Securities

At June 30, 2011, the Company has unrealized losses on U.S. government-sponsored enterprises, state and political subdivisions and corporate bonds. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

As a result of the above analysis, for the quarter ended June 30, 2011, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.  Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2011
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$194,948	27,476	222,424
Other	26,550	150	26,700
Real estate mortgage - 1 to 4 family:
First mortgages	1,668,656	157,643	1,826,299
Home equity loans	49,249	1,151	50,400
Home equity lines of credit	273,962	24,352	298,314
Installment	3,786	51	3,837
Total loans, net	$2,217,151	210,823	2,427,974
Less: Allowance for loan losses			45,561
Net loans			$2,382,413

Index

	December 31, 2010
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$196,803	28,644	225,447
Other	32,542	264	32,806
Real estate mortgage - 1 to 4 family:
First mortgages	1,611,645	139,932	1,751,577
Home equity loans	48,505	960	49,465
Home equity lines of credit	268,509	22,778	291,287
Installment	4,284	399	4,683
Total loans, net	$2,162,288	192,977	2,355,265
Less: Allowance for loan losses			41,911
Net loans			$2,313,354

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2011 and December 31, 2010, the Company had approximately $13.2 million and $14.6 million of real estate construction loans.  Construction loans are included in first mortgages and commercial real estate in the tables above.

The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2011
(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,073	7,186	12,259
Other	17	-	17
Real estate mortgage - 1 to 4 family:
First mortgages	21,515	11,758	33,273
Home equity loans	696	65	761
Home equity lines of credit	1,937	947	2,884
Installment	13	-	13
Total non-accrual loans	29,251	19,956	49,207
Restructured real estate mortgages - 1 to 4 family	324	-	324
Total nonperforming loans	$29,575	19,956	49,531

Index

	December 31, 2010
(dollars in thousands)	New York and other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,617	8,281	13,898
Other	126	-	126
Real estate mortgage - 1 to 4 family:
First mortgages	18,067	12,888	30,955
Home equity loans	860	73	933
Home equity lines of credit	2,109	436	2,545
Installment	20	1	21
Total non-accrual loans	26,799	21,679	48,478
Restructured real estate mortgages - 1 to 4 family	336	-	336
Total nonperforming loans	$27,135	21,679	48,814

*Includes loans originated in New York, New Jersey, Vermont and Massachusetts.

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  As of June 30, 2011 and December 31, 2010, there were $12.3 million and $14.0 million, respectively, of nonaccrual commercial and commercial real estate loans classified as impaired.

As of June 30, 2011 and December 31, 2010, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	June 30, 2011
New York and other states*:	30-59 Days	60-89 Days	90+ Days	Total 30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,260	3,260	191,688	194,948
Other	-	-	8	8	26,542	26,550
Real estate mortgage - 1 to 4 family:
First mortgages	8,195	3,928	18,050	30,173	1,638,483	1,668,656
Home equity loans	395	109	657	1,161	48,088	49,249
Home equity lines of credit	1,448	159	1,910	3,517	270,445	273,962
Installment	11	4	11	26	3,760	3,786

Total	$10,049	4,200	23,896	38,145	2,179,006	2,217,151

Index

Florida:	30-59 Days	60-89 Days	90+ Days	Total 30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	5,400	1,786	7,186	20,290	27,476
Other	-	-	-	-	150	150
Real estate mortgage - 1 to 4 family:
First mortgages	1,617	1,256	11,084	13,957	143,686	157,643
Home equity loans	-	-	65	65	1,086	1,151
Home equity lines of credit	50	-	556	606	23,746	24,352
Installment	-	2	-	2	49	51

Total	$1,667	6,658	13,491	21,816	189,007	210,823

	December 31, 2010
New York and other states*:	30-59 Days	60-89 Days	90+ Days	Total 30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,870	3,870	192,933	196,803
Other	-	13	126	139	32,403	32,542
Real estate mortgage - 1 to 4 family:
First mortgages	11,129	4,275	15,615	31,019	1,580,626	1,611,645
Home equity loans	228	63	690	981	47,524	48,505
Home equity lines of credit	1,324	19	1,338	2,681	265,828	268,509
Installment	46	4	20	70	4,214	4,284

Total	$12,727	4,374	21,659	38,760	2,123,528	2,162,288

Florida:	30-59Days	60-89Days	90+ Days	Total 30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,281	2,281	26,363	28,644
Other	-	-	-	-	264	264
Real estate mortgage - 1 to 4 family:
First mortgages	5,219	553	12,427	18,199	121,733	139,932
Home equity loans	26	-	73	99	861	960
Home equity lines of credit	422	10	410	842	21,936	22,778
Installment	-	-	1	1	398	399

Total	$5,667	563	15,192	21,422	171,555	192,977

As of June 30, 2011 and December 31, 2010, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.  The $5.4 million increase during the quarter in Florida commercial real estate 60-89 days past due is a loan already in non-accruing status.

Approximately $11 thousand, and $12 thousand of interest on nonaccrual and restructured loans was collected and recognized as income for the three months ended June 30, 2011 and 2010, respectively and approximately $22 thousand and $24 thousand of interest on nonaccrual and restructured loans was collected and recognized as income for the six months ended June 30, 2011 and 2010, respectively.  There are no commitments to extend further credit on nonaccrual or restructured loans.

Index

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

(dollars in thousands)	For the quarter ended June 30, 2011
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,150	39,336	194	43,680
Loans charged off:
New York and other states*	19	810	26	855
Florida	600	1,741	-	2,341
Total loan chargeoffs	619	2,551	26	3,196

Recoveries of loans previously charged off:
New York and other states*	51	131	18	200
Florida	1	26	-	27
Total recoveries	52	157	18	227
Net loans charged off	567	2,394	8	2,969
Provision for loan losses	581	4,302	(33)	4,850
Balance at end of period	$4,164	41,244	153	45,561

(dollars in thousands)	For the six months ended June 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	69	1,815	48	1,932
Florida	600	3,618	1	4,219
Total loan chargeoffs	669	5,433	49	6,151

Recoveries of loans previously charged off:
New York and other states*	51	237	31	319
Florida	4	27	1	32
Total recoveries	55	264	32	351
Net loans charged off	614	5,169	17	5,800
Provision for loan losses	551	8,965	(66)	9,450
Balance at end of period	$4,164	41,244	153	45,561

Index

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2011
	Commercial Loans	Real Estate Mortgage- 1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,164	41,244	153	45,561

Total ending allowance balance	$4,164	41,244	153	45,561

Loans:
Individually evaluated for impairment	$12,276	324	-	12,600
Collectively evaluated for impairment	236,848	2,174,689	3,837	2,415,374

Total ending loans balance	$249,124	2,175,013	3,837	2,427,974

	December 31, 2010
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,227	37,448	236	41,911

Total ending allowance balance	$4,227	37,448	236	41,911

Loans:
Individually evaluated for impairment	$14,024	336	-	14,360
Collectively evaluated for impairment	244,229	2,091,993	4,683	2,340,905

Total ending loans balance	$258,253	2,092,329	4,683	2,355,265

The Company identifies impaired loans and measures the impairment in accordance with “Accounting by Creditors for Impairment of a Loan” (FASB ASC 310-10-35). A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring (TDR). These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products. A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s, which are included in nonaccrual loans at June 30, 2011 and December 31, 2010, are measured at the present  value of estimated future cash flows using the loan’s effective rate at inception.

Index

The following tables present impaired loans by loan class as of June 30, 2011 and December 31, 2010:

	June 30, 2011
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$5,073	5,659	-	5,359	-
Other	17	37	-	98	-
Real estate mortgage - 1 to 4 family:
First mortgages	324	493	-	330	18
Home equity loans	-	52	-	-	3
Home equity lines of credit	-	76	-	-	1

Total	$5,414	6,317	-	5,787	22

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$7,186	11,156	-	7,686	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-

Total	$7,186	11,156	-	7,686	-

	December 31, 2010
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$5,617	6,217	-	3,792	-
Other	126	189	-	179	-
Real estate mortgage - 1 to 4 family:
First mortgages	336	516	-	373	39
Home equity loans	-	58	-	-	6
Home equity lines of credit	-	77	-	-	3

Total	$6,079	7,057	-	4,344	48

Index

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial real estate	$8,281	12,798	-	9,289	-
Other	-	-	-	1	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-

Total	$8,281	12,798	-	9,290	-

The average recorded investment in impaired loans includes the year-to-date average of all impaired loans.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

Management evaluates impairment on commercial and commercial real estate loans that are past due as well as in situations where circumstances dictate that an evaluation is prudent.  If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time.  As a result, as of June 30, 2011 and December 31, 2010, based upon management's evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

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

Index

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of June 30, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$187,549	7,399	194,948
Other	26,413	137	26,550

	$213,962	7,536	221,498

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,290	7,186	27,476
Other	150	-	150

	$20,440	7,186	27,626

	As of December 31, 2010
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$189,809	6,994	196,803
Other	32,286	256	32,542

	$222,095	7,250	229,345

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,363	8,281	28,644
Other	264	-	264

	$20,627	8,281	28,908

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at June 30, 2011 and December 31, 2010 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2011 and December 31, 2010 is presented in the recorded investment in non-accrual loans table.

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

Other Real Estate Owned: The fair value of other real estate owned is determined by use of appraisals, comparable sales and property valuation techniques. This results in a Level 3 classification of the inputs for determining fair value. At June 30, 2011 and December 31, 2010, the majority of other real estate owned consisted of residential real estate property.

Impaired Loans:  Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and takes into consideration the costs necessary to dispose of the property. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At June 30, 2011 and December 31, 2010, impaired loan consisted primarily of loans secured by commercial real estate.

Index

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$676,062	-	676,062	-
State and political subdivisions	57,670	-	57,670	-
Mortgage-backed securities and collateralized mortgage obligations - residential	66,333	-	66,333	-
Corporate bonds	103,194	-	103,194	-
Other securities	661	11	650	-

Total securities available-for-sale	$903,920	11	903,909	-

Index

	Fair Value Measurements at December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$614,886	-	614,886	-
State and political subdivisions	79,764	-	79,764	-
Mortgage-backed securities and collateralized mortgage obligations - residential	73,567	-	73,567	-
Corporate bonds	115,504	-	115,504	-
Other securities	967	317	650	-

Total securities available-for-sale	$884,688	317	884,371	-

The securities available for sale in the above table do not include Federal Home Loan Bank stock and Federal Reserve Bank stock as these assets are not measured at fair value on a recurring basis, rather their fair value approximates their cost basis.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$4,844	-	-	4,844
Impaired loans	7,186	-	-	7,186

Other real estate owned, which is carried at fair value, approximates $4.8 million at June 30, 2011.  Valuation charges of $1.7 million and $2.7 million are included in earnings for the three and six months ended June 30, 2011, respectively.

Of the total impaired loans of $12.6 million at June 30, 2011, $7.2 million are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to impaired loans were $619 thousand and $669 thousand for the three and six months ended June 30, 2011, respectively.

	Fair Value Measurements at December 31, 2010 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned	$7,416	-	-	7,416
Impaired loans	8,307	-	-	8,307

Index

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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

(dollars in thousands)	As of June 30, 2011
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$520,876	520,876
Securities available for sale	910,781	910,781
Held to maturity securities	154,528	163,441
Net loans	2,382,413	2,462,417
Accrued interest receivable	12,866	12,866
Financial liabilities:
Demand deposits	259,459	259,459
Interest bearing deposits	3,393,072	3,397,464
Short-term borrowings	128,807	128,807
Accrued interest payable	858	858

(dollars in thousands)	As of December 31, 2010
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$444,250	444,250
Securities available for sale	891,601	891,601
Held to maturity securities	191,712	200,206
Net loans	2,313,354	2,372,880
Accrued interest receivable	13,178	13,178
Financial liabilities:
Demand deposits	251,091	251,091
Interest bearing deposits	3,302,996	3,305,586
Short-term borrowings	124,615	124,615
Accrued interest payable	1,073	1,073

Index

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

Index

The Company does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as derivatives.

7.   Subsequent Events

On July 6, 2011, the Company completed a public offering of 15,640,000 shares of common stock, $1 par value per share.  The 15,640,000 shares included 2,040,000 additional shares of common stock as a result of the underwriters exercising their over-allotment option.  The common stock was sold at $4.60 per share. Net proceeds from the offering were $68.1 million before direct offering costs.

8. Adoption of New Accounting Guidance

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The provisions of this update are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this update are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of this update will result in additional disclosures in the interim and annual consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of June 30, 2011, and the related consolidated statements of income and changes in shareholders equity for the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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
August 8, 2011

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to the factors described under Item 1A, Risk Factors, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2011 and 2010.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month periods ended June 30, 2011, with comparisons to 2010 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2010 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continued to present mixed messages during the second quarter of 2011.  Equity markets were generally strong, with the S&P 500 Index up 5.0% during the period, with somewhat greater volatility than in the first quarter.  Credit markets  continued to show significant volatility during the quarter, with interest rates generally down from March 31, 2011 to June 30, 2011.  For example, the 10 year Treasury yield declined 29 basis points to 3.18%.  The target Fed Funds range remained unchanged at zero to 0.25% during the second quarter.

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  The housing market remains troubled and issues regarding home foreclosures remain prominent topics of discussion in the media and within government.  Federal deficits and debt levels have received significant political and media attention, and sovereign fiscal issues in a number of nations, including Greece, Ireland, Spain and others have caused significant uncertainty in financial markets worldwide.

The pace of bank failures has remained elevated thus far in 2011, though down from 2010 levels, with the focus mostly on smaller institutions.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The FRB has lowered its expectations for economic recovery in the United States and many economists have done the same with regard to forecasts for the remainder of 2011 as well as 2012.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  Although the FRB’s quantitative easing program ended in June of 2011 in terms of adding to its positions, it continues to maintain its positions.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all.  The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which will likely have a significant impact on the financial services industry.  Regulatory changes that are likely to be implemented in the coming months are expected to reduce interchange revenues that banks currently earn.

Index

TrustCo’s believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant increase in the inherent risk of loss in its loan portfolios at June 30, 2011, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of risk and in its classified loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve was relatively positive, but there was some compression of the slope compared to the first quarter of 2011.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 2.64% in the second quarter of 2011, down 12 basis points from the average level during the first quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB’s quantitative easing through June 2011 was designed to maintain low interest rates, but the end of the quantitative easing program and the sheer volume of government financing expected in the coming quarters may lead to increased rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Index

The level of home foreclosures nationally remains an area of intense political and media interest.  Recently, there have been instances of foreclosures where the paperwork or process may not have met legal requirements.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors that have been uncovered.  Also recently, efforts by mortgage servicers and secondary market purchasers of mortgage loans to require mortgage originators to repurchase troubled loans have also increased. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

Overview
TrustCo recorded net income of $7.8 million, or $0.100 of diluted earnings per share for the three months ended June 30, 2011, as compared to net income of $7.1 million or $0.093 of diluted earnings per share in the same period in 2010.

For the first half of 2011, TrustCo recorded net income of $15.1 million, or $0.196 of diluted earnings per share, as compared to net income of $14.1 million or $0.183 of diluted earnings per share in the same period in 2010.

The primary factors accounting for the change for three and six-month periods through June 30, 2011 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $258.4 million to $3.94 billion for the second quarter of 2011 compared to the same period in 2010, and an increase of $285.2 million for the first half of 2010 as compared to the prior year,

•
An increase in the average balance of interest bearing liabilities of $230.5 million to $3.50 billion for the second quarter of 2011 as compared to 2010, and an increase of $262.7 million for the second half of 2010, compared to the prior year,

•
An decrease in net interest margin for the second quarter of 2011 to 3.47% from 3.51% in the prior year, while the margin for the first half of the year declined 14 basis points to 3.43%.  The quarter over quarter decline in the margin partly offset the beneficial impact of the increase in average earning assets, resulting in an increase of $1.9 million in taxable equivalent net interest income in the second quarter of 2011 compared to the second quarter of 2010.

Index

•
A decrease in the provision for loan losses to $4.9 million in the second quarter of 2011 from $7.1 million in the second quarter of 2010 and a decrease to $9.5 million from $11.8 million in the provision in the first half of 2011, compared to the prior year period.  The decline in both the three and six month periods versus the prior year reflect a number of factors, with the most significant being reductions in net chargeoffs of $4.4 million for both periods.

•
A decrease of $686 thousand in net gains on securities transactions for the second quarter of 2011 as compared to same period in 2010, and a decrease of $403 thousand in the first half of 2011 compared to the prior year period.

•
An increase of $1.0 million in noninterest expense, excluding net other real estate expenses, for the second quarter of 2011 as compared to 2010 and an increase of $2.1 million for the first half of 2011 compared to the prior year, and

•
An increase of $1.3 million in net other real estate expense for the second  quarter of 2011 compared to the same period in 2010 and an increase of $938 thousand for the first half of 2011 compared to the prior year period.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2010 is a description of the effect interest rates had on the results for the year 2010 compared to 2009.  Many of the same market factors discussed in the 2010 Annual Report continued to have a significant impact on the quarterly and year to date results for 2011.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008, with the reductions occurring throughout the year. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the second quarter of 2011 relative to prior periods, but the pace of the decline slowed.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  Eventually, management believes, the FRB will have to unwind these positions, by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Increases in energy and commodities during the first half of 2011 may increase inflation concerns, which would also put upward pressure on rates and downward pressure on the securities prices.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings.

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

Index

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the second quarter of 2011, although the rate of decline has slowed.

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

For the second quarter of 2011, the net interest margin was 3.47%, down 4 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

-
The average balance of federal funds sold and other short-term investments increased by $36.6 million while the average yield remained flat at 25 basis points in the second quarter of 2011 compared to the same period in 2010.  The increase in the average balance reflects the strong growth of deposit account balances, the lack of attractive longer term investment opportunities, and the Company’s intent to maintain additional liquidity.

-
The average balance of securities available for sale and held-to-maturity securities  increased by $135.1 million and the average yield decreased to 2.92% for the second quarter of 2011 compared to 3.71% for the same period in 2010.  Within the total securities portfolio, the available-for-sale portfolio increased by $212.7 million, while the held-to-maturity portfolio decreased by $77.6 million.

-
The average loan portfolio grew by $86.7 million to $2.39 billion and the average yield decreased 17 basis points to 5.38% in the second quarter of 2011 compared to the same period in 2010.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

-
The average balance of interest bearing liabilities (primarily deposit accounts) increased $230.5 million and the average rate paid decreased 38 basis points to 0.76% in the second quarter of 2011 compared to the same period in 2010.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the second quarter of 2011, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo, however competition remains strong.

Index

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during the second quarter of 2011.  However, the decline in deposit costs has lagged the decline in the Federal Funds target rate.

Earning Assets
Total average interest earning assets increased from $3.68 billion in the second quarter of 2010 to $3.94 billion in the same period of 2011 with an average yield of 4.52% in 2010 and 4.14% in 2011.  Interest income on average earning assets decreased from $41.6 million in the second quarter of 2010 to $40.8 million in the second quarter of 2011, on a tax equivalent basis, as the increase in average earning assets did not fully offset the decline in average yield.

Loans
The average balance of loans was $2.39 billion in the second quarter of 2011 and $2.31 billion in the comparable period in 2010.  The yield on loans decreased 17 basis points to 5.38%.  The higher average balances roughly offset the lower yield, leading to a nominal increase in the interest income on loans from $32.0 million in the second quarter of 2010 to $32.2 million in the second quarter of 2011.

Compared to the second quarter of 2010, the average balance of the loan portfolio during the second quarter of 2011 increased in residential mortgages and home equity lines of credit, but declined in commercial and installment loans.  The average balance of residential mortgage loans was $1.84 billion in 2011 compared to $1.75 billion in 2010, an increase of 5.3%.  The average yield on residential mortgage loans decreased by 23 basis points to 5.56% in the second quarter of 2011 compared to 2010.

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

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $15.6 million to an average balance of $250.3 million in the second quarter of 2011 over the prior year.  The average yield on this portfolio decreased 1 basis point to 5.87% over the same period.

The average yield on home equity credit lines increased 7 basis points to 3.72% during the second quarter of 2011 compared to 2010.  The roughly flat yield reflects that the underlying index rate was unchanged over the last year.  The average balances of home equity lines increased 3.8% to $294.2 million in the second quarter of 2011 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the second quarter of 2011 was $986.0 million compared to $773.4 million for the comparable period in 2010.  The higher balances reflect limited growth in net loans during the quarter, the strong growth in deposit balances and a shift away from the held-to-maturity portfolio.  The average yield was 2.65% for the second quarter of 2011 and 3.63% for the second quarter of 2010.  The decline in yield reflects the reinvestment of funds from the calls and maturities of securities into new securities at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $2.3 million as of June 30, 2011 compared to an unrealized gain of $3.1 million as of June 30, 2010, with the change due primarily to a decrease in long term interest rates.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $161.3 million for the second quarter of 2011 compared to $238.8 million in the second quarter of 2010.  The decline in balances reflects calls and maturities, while the low rate environment has reduced the attractiveness of adding new securities to this portfolio.  Nevertheless, the Company does expect to continue to designate some of its securities as held-to-maturity.  The decline in this portfolio was more than offset by the increase in the available-for-sale portfolio.  The average yield was 4.55% for the 2011 period compared to 3.86% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2011, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Index

Federal Funds Sold and Other Short-term Investments
The 2011 second quarter average balance of federal funds sold and other short-term investments was $400.5 million, a $36.6 million increase from the $363.8 million average for the same period in 2010.  The yield was flat at 0.25% as the target rate set by the Federal Reserve Board for federal funds sold remained unchanged.  Interest income from this portfolio increased by approximately $26 thousand from $228 thousand in 2010 to $254 thousand in 2011, reflecting the average balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.15 billion during the second quarter of 2010 to $3.37 billion in the second quarter of 2011, and the average rate paid decreased from 1.12% for 2010 to 0.74% for 2011.  Total interest expense on these deposits decreased $2.6 million to $6.2 million in the second quarter of 2011 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The low rate environment led more consumers to hold funds in money market, savings and demand accounts as opposed to committing to a longer term certificate.  From the second quarter of 2010 to the second quarter of 2011, interest bearing demand account average balances were up 10.4%, money market account average balances were up 26.3% and savings account average balances were up 25.7%, while non-interest demand average balances were up 2.8%.  Average balances in certificates of deposits declined 2.8% over the same time frame, but still constitute 38.7% of total average deposits.  The Company does not accept brokered deposits of any kind and does not pay premium rates on certificates with balances over $100,000.

At June 30, 2011, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year	$1,072,917
1 to 2 years	262,934
2 to 3 years	47,790
3 to 4 years	11,509
4 to 5 years	5,543
Over 5 years	448
$1,401,141

Average short-term borrowings for the quarter were $130.3 million in 2011 compared to $119.4 million in 2010.  The average rate decreased during this time period from 1.53% in 2010 to 1.18% in 2011.

Index

Net Interest Income
Taxable equivalent net interest income increased by $1.9 million to $34.2 million in the second quarter of 2011 as compared to the same period in 2010.  The net interest spread was flat at 3.38% in the second quarter of 2011 as compared to the year ago period. As previously noted, the net interest margin was down 4 basis points to 3.47% for the second quarter of 2011 as compared to the same period in 2010.

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and restructured loans.  The following describes the nonperforming assets of TrustCo as of June 30, 2011:

Nonperforming loans: Total NPLs were $49.5 million at June 30, 2011, compared to $49.9 million at June 30, 2010 and to $48.8 million at December 31, 2010.  There were $49.2 million of nonaccrual loans at June 30, 2011 compared to $49.5 million at June 30, 2010 and $48.5 million at December 31, 2010.  Restructured loans were $324 thousand at June 30, 2011 compared to $386 thousand at June 30, 2010 and $336 thousand at December 31, 2010.  There were no loans at June 30, 2011 and 2010, or December 31, 2010 that were past due 90 days or more and still accruing interest.

At June 30, 2011, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $49.5 million, $37.2 million were residential real estate loans and $12.3 million were commercial mortgages and commercial loans, compared to $34.3 million and $14.0 million, respectively at December 31, 2010.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.45% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2011 (annualized) compared to 0.58% for the second quarter of 2010.  These levels are elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated automatically generated notices as well as personalized phone calls and letters.  Loans are placed in non-accrual status once they are 90 days past due or management has determined that such classification is appropriate.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically and the loan value is written down if the collateral value is insufficient.

Index

The Company originates loans throughout its deposit franchise area.  At June 30, 2011, 91.3% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 8.7% were in Florida.  Those figures compare to 91.8% and 8.2%, respectively at December 31, 2010.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in Florida than in New York, at 13.1% and 10.0%, respectively, as of June 30, 2011 however the Florida number declined from 15.0% at December 31, 2010.  The New York component also declined, but less significantly from 10.6% at December 31, 2010 to the 10.0% level noted.

Economic conditions vary widely by geographic location.  Florida has experienced a more significant downturn than New York.  Reflecting that, nonaccrual loans are more heavily weighted towards Florida.  As of June 30, 2011, 40.6% of nonaccrual loans were to Florida borrowers, compared to 59.4% in New York and surrounding areas.  The level of Florida based nonaccrual loans declined from 44.7% as of December 31, 2010.  Net charge-offs also reflect local conditions.  For the three months ended June 30, 2011, Florida net charge-offs were equal to 77.9% of total net charge-offs, compared to 22.1% for New York and surrounding areas.  For the full year 2010, Florida net charge-offs were 72.2% of total net charge-offs, and New York and surrounding area net charge-offs were 27.8%.  The higher level of net charge-offs relative to loan outstandings reflects both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Other than loans currently identified as non performing, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2011, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $12.3 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2011, compared to $14.0 million at December 31, 2010.  There were $324 thousand of impaired retail loans at June 30, 2011, compared to $336 thousand at December 31, 2010.  The average balances of all impaired loans were $13.5 million during 2011 and $12.5 million during 2010.  The Company recognized approximately $11 thousand of interest income on these loans in the second quarter of 2011, $12 thousand in the second quarter of 2010 and approximately $88 thousand for all of 2010.

Index

At June 30, 2011 there was $4.8 million of foreclosed real estate as compared to $5.4 million at June 30, 2010 and to $7.4 million at December 31, 2010.

During the second quarter of 2011, there were $619 thousand of gross commercial loan charge offs and $2.6 million of gross residential mortgage and consumer loan charge-offs as compared with $308 thousand of gross commercial loan charge-offs and $3.2 million of residential mortgage and consumer loan charge-offs in the second quarter of 2010.  Gross recoveries during the second quarter of 2011 were $52 thousand for commercial loans and $175 thousand for residential mortgage and consumer loans, compared to $34 thousand for commercial loans and $283 thousand for residential and consumer in the second quarter of 2010.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of June 30, 2011		As of December 31, 2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,164	10.3%	$4,227	11.0%
Real estate - construction	252	0.5%	262	0.6%
Real estate mortgage - 1 to 4 family	33,989	76.8%	30,429	75.8%
Home equity lines of credit	7,003	12.3%	6,757	12.4%
Installment Loans	153	0.2%	236	0.2%
	$45,561	100.0%	$41,911	100.0%

At June 30, 2011, the allowance for loan losses was $45.6 million, compared to the June 30, 2010 level of $39.2 million and to the December 31, 2010 balance of $41.9 million.  The allowance represents 1.88% of the loan portfolio as of June 30, 2011 compared to 1.68% at June 30, 2010 and to 1.78% at December 31, 2010.

The provision for loan losses was $4.9 million for the quarter ended June 30, 2011 compared to $7.1 million for the second quarter of 2010 and to $4.6 million in the quarter ended March 31, 2011.  Net charge-offs for the three-month period ended June 30, 2011 were $3.0 million, compared to $7.4 million in the year earlier period, and were $2.8 million in the quarter ended March 31, 2011.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Using this internal model, the fair values of capital projections as of June 30, 2011 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2011. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index

As of June 30, 2011	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	11.40%
+300 BP	12.28
+200 BP	13.15
+100 BP	14.06
Current rates	14.49
-100 BP	13.08

Noninterest Income
Total noninterest income for the second quarter of 2011 was $4.6 million, compared to $5.7 million in the prior year period.  Excluding net securities transactions, non-interest income decreased from $4.1 million in the second quarter of 2010 to $3.7 million in the second quarter of 2011.  Net gains on securities transactions were $851 thousand in the second quarter of 2011, compared to net gains of $1.5 million in the second quarter of 2010.

Trust department income was flat at $1.2 million for the second quarter of 2011 compared to the second quarter of 2010. Trust department assets under management were $787 million at June 30, 2011 compared to $800 million at December 31, 2010 and $724 million at June 30, 2010.  The increase in assets compared to the prior year was due to a combination of improvements in market conditions and added customer accounts.

The total of fees for other services to customers plus other income was $2.5 million in the second quarter of 2011 compared to $2.9 the same period in 2010.  The net result reflects growth in customer accounts and increased transactions, offset by the impact of new regulations that have had a negative impact on certain service fees.  Implementation of new regulations may also have a negative impact on certain fees for the remainder of the year.

Noninterest Expenses
Total noninterest expenses were $21.6 million for the three months ended June 30, 2011, compared to $19.2 million for the three months ended June 30, 2010.  The increase of $2.3 million was primarily due to increases in three categories.  Other real estate expense increased $1.3 million, as the maintenance and resolution of foreclosed properties continued.  In addition, salaries and benefits were up $444 thousand and other expenses were up $577 thousand as compared to the same quarter last year.  The increase in salaries and benefits was primarily due to higher benefit costs.  Full time equivalent headcount was 729 as of June 30, 2011, compared to 740 as of March 31, 2010 and 737 as of June 30, 2010.

Net occupancy expense increased $161 thousand to $3.7 million during the second quarter of 2011 compared to the same period in 2010.  Equipment expense was approximately flat at $1.5 million in the second quarter of 2011 versus the prior year.  Professional services were up $116 thousand to $1.7 million for the quarter.  Outsourced services were down $68 thousand to $1.4 million.  Advertising expenses decreased by $88 thousand to $708 thousand in the second quarter of 2011 compared to the prior year.   Insurance costs were down $143 thousand, to $1.4 million in the second quarter of 2011.

Index

Income Taxes
In the second quarter of 2011, TrustCo recognized income tax expense of $4.3 million as compared to $4.0 million for the same period in 2010.  The effective tax rates were 35.5% and 36.2% for the second quarters of 2011 and 2010, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.  Third quarter 2010 income tax expense was affected by one-time items that reduced the effective tax rate and are not expected to be repeated in 2011.

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

Total shareholders’ equity at June 30, 2011 was $268.9 million, compared to $255.4 million at December 31, 2010 and $255.2 million at June 30, 2010. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2011.  This results in a dividend payout ratio of 65.4% based on second quarter 2011 earnings per share of $0.100.

The Company achieved the following ratios as of June 30, 2011 and 2010:

	June 30,		Minimum Regulatory
	2011	2010	Guidelines
Tier 1 risk adjusted capital	12.88%	12.68%	4.00%

Total risk adjusted capital	14.15%	13.94%	8.00%

In addition, at June 30, 2011, the consolidated equity to total assets ratio was 6.61%, compared to 6.66% at June 30, 2010.

Subsequent Events
Subsequent to the end of the second quarter, on July 6, 2011, the Company completed a public offering of 15,640,000 shares of common stock, $1 par value per share. The 15,640,000 shares included 2,040,000 additional shares of common stock as a result of the underwriters exercising their over-allotment option. The common stock was sold at $4.60 per share, and net proceeds from the offering were $68.1 million before direct offering costs. The Company intends to use the net proceeds for general corporate purposes, including investment in Trustco Bank; pending these uses, the Company may invest net proceeds in marketable investment securities or short-term, interest-bearing assets On July 21, 2011, in accordance with the Dodd-Frank Act, the responsibility for regulating federal savings associations moved from the Office of Thrift Supervision (OTS) to the Office of the Comptroller of the Currency (OCC).  Also under the Dodd-Frank Act, supervisory and rule-writing authority for savings and loan holding companies (SLHCs) and their non-depository subsidiaries was transfered from the OTS to the Federal Reserve Board on July 21, 2011.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($429 thousand) in 2011 and $1.4 million in 2010.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended June 30, 2011			Three months ended June 30, 2010

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$739,545	3,791	2.05%	506,203	3,588	2.84%	203	5,115	(4,912)
Mortgage backed securities and collateralized mortgage obligations-residential	66,089	622	3.76%	79,617	944	4.74%	(322)	(145)	(177)
State and political subdivisions	60,668	939	6.19%	80,817	1,352	6.55%	(413)	(338)	(75)
Corporate bonds	112,193	1,081	3.85%	98,891	1,105	4.47%	(24)	592	(616)
Other	7,547	89	4.77%	7,827	64	3.27%	25	(15)	40

Total securities available for sale	986,042	6,522	2.65%	773,355	7,053	3.63%	(531)	5,209	(5,740)

Federal funds sold and other short-term investments	400,460	254	0.25%	363,821	228	0.25%	26	26	-

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	8,485	50	2.34%	(50)	(25)	(25)
Corporate bonds	52,269	595	4.56%	69,175	802	4.64%	(207)	(193)	(14)
Mortgage backed securities-residential	108,983	1,240	4.55%	161,152	1,455	3.61%	(215)	(1,798)	1,583

Total held to maturity securities	161,252	1,835	4.55%	238,812	2,307	3.86%	(472)	(2,016)	1,544

Commercial loans	250,347	3,675	5.87%	265,947	3,906	5.88%	(231)	(224)	(7)
Residential mortgage loans	1,843,831	25,646	5.56%	1,751,748	25,345	5.79%	301	4,761	(4,460)
Home equity lines of credit	294,180	2,728	3.72%	283,328	2,577	3.65%	151	101	50
Installment loans	3,501	143	16.42%	4,155	156	15.07%	(13)	(80)	67

Loans, net of unearned income	2,391,859	32,192	5.38%	2,305,178	31,984	5.55%	208	4,558	(4,350)

Total interest earning assets	3,939,613	40,803	4.14%	3,681,166	41,572	4.52%	(769)	7,777	(8,546)

Allowance for loan losses	(45,261)			(41,058)
Cash & non-interest earning assets	144,866			148,616

Total assets	$4,039,218			3,788,724

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$459,678	70	0.06%	416,232	172	0.17%	(102)	113	(215)
Money market accounts	630,352	1,184	0.75%	498,980	1,342	1.08%	(158)	1,451	(1,609)
Savings	877,503	885	0.40%	698,322	857	0.49%	28	749	(721)
Time deposits	1,402,890	4,099	1.17%	1,537,251	6,432	1.68%	(2,333)	(522)	(1,811)

Total interest bearing deposits	3,370,423	6,238	0.74%	3,150,785	8,803	1.12%	(2,565)	1,791	(4,356)
Short-term borrowings	130,275	382	1.18%	119,401	455	1.53%	(73)	217	(290)

Total interest bearing liabilities	3,500,698	6,620	0.76%	3,270,186	9,258	1.14%	(2,638)	2,008	(4,646)

Demand deposits	256,373			249,422
Other liabilities	17,326			17,116
Shareholders' equity	264,821			252,000

Total liabilities and shareholders' equity	$4,039,218			3,788,724

Net interest income , tax equivalent		34,183			32,314		1,869	5,769	(3,900)

Net interest spread			3.38%			3.38%

Net interest margin (net interest income to total interest earning assets)			3.47%			3.51%

Tax equivalent adjustment		(307)			(469)

Net interest income		33,876			31,845

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($2.4 million) in 2011 and $1.4 million in 2010.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended June 30, 2011			Six months ended June 30, 2010

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$704,922	6,990	1.98%	496,282	7,185	2.90%	(195)	5,093	(5,288)
Mortgage backed securities and collateralized mortgage obligations-residential	67,927	1,230	3.62%	89,582	2,114	4.72%	(884)	(450)	(434)
State and political subdivisions	66,965	2,098	6.26%	84,433	2,801	6.63%	(703)	(554)	(149)
Corporate bonds	114,462	2,220	3.88%	92,478	2,151	4.65%	69	880	(811)
Other	7,635	150	3.97%	7,556	182	4.82%	(32)	5	(37)

Total securities available for sale	961,911	12,688	2.64%	770,331	14,433	3.75%	(1,745)	4,974	(6,719)

Federal funds sold and other short-term investments	399,826	500	0.25%	270,035	392	0.29%	108	252	(144)

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	40,772	487	2.39%	(487)	(243)	(244)
Corporate bonds	57,241	1,310	4.58%	71,020	1,645	4.63%	(335)	(317)	(18)
Mortgage backed securities-residential	113,202	2,428	4.29%	171,484	2,700	3.15%	(272)	(2,025)	1,753

Total held to maturity securities	170,443	3,738	4.39%	283,276	4,832	3.41%	(1,094)	(2,585)	1,491

Commercial loans	251,897	7,352	5.84%	269,988	8,005	5.93%	(653)	(532)	(121)
Residential mortgage loans	1,823,662	50,835	5.57%	1,739,089	50,335	5.79%	500	4,576	(4,076)
Home equity lines of credit	292,433	5,394	3.72%	281,728	5,087	3.64%	307	195	112
Installment loans	3,697	295	16.12%	4,261	318	15.06%	(23)	(74)	51

Loans, net of unearned income	2,371,689	63,876	5.39%	2,295,066	63,745	5.56%	131	4,165	(4,034)

Total interest earning assets	3,903,869	80,802	4.14%	3,618,708	83,402	4.61%	(2,600)	6,806	(9,406)

Allowance for loan losses	(44,418)			(39,906)
Cash & non-interest earning assets	144,605			146,398

Total assets	$4,004,056			3,725,200

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$445,712	135	0.06%	404,492	341	0.17%	(206)	93	(299)
Money market accounts	623,633	2,411	0.78%	467,760	2,621	1.13%	(210)	1,588	(1,798)
Savings	847,211	1,818	0.43%	685,133	1,666	0.49%	152	642	(490)
Time deposits	1,427,605	8,542	1.21%	1,536,240	13,251	1.74%	(4,709)	(887)	(3,822)

Total interest bearing deposits	3,344,161	12,906	0.78%	3,093,625	17,879	1.17%	(4,973)	1,436	(6,409)
Short-term borrowings	130,121	789	1.22%	117,978	911	1.56%	(122)	218	(340)

Total interest bearing liabilities	3,474,282	13,695	0.79%	3,211,603	18,790	1.18%	(5,095)	1,654	(6,749)

Demand deposits	250,924			246,230
Other liabilities	17,439			16,768
Shareholders' equity	261,411			250,599

Total liabilities and shareholders' equity	$4,004,056			3,725,200

Net interest income , tax equivalent		67,107			64,612		2,495	5,152	(2,657)

Net interest spread			3.35%			3.43%

Net interest margin (net interest income to total interest earning assets)			3.43%			3.57%

Tax equivalent adjustment		(689)			(971)

Net interest income		66,418			63,641

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2010 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six month periods ended June 30, 2011, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2011, the Company had average balance of federal funds sold and other short-term investments of $400.5 million compared to $363.8 million in the second quarter of 2010.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Index

PART II                 OTHER INFORMATION

Item 1.                    Legal Proceedings

None.

Item 1A.                 Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, other than as set forth in our Form 10-Q for the quarter ended March 31, 2011 and as set forth below:

We may be subject to a higher effective tax rate if Trustco Realty Corp. (“Trustco Realty”) fails to qualify as a real estate investment trust (“REIT”).

Trustco Realty, a subsidiary of Trustco Bank, operates as a REIT for tax purposes. Trustco Realty was established to acquire, hold and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders.

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At June 30, 2011, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2010, Trustco Realty had met the two annual income tests and the distribution test.

Index

If Trustco Realty fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

We would be subject to a higher effective tax rate if Trustco Realty is required to be included in a New York combined return.

New York State tax law generally requires a REIT that is majority owned by a bank or savings association located in New York to be included in the bank’s combined New York State tax return. We believe that Trustco Realty and Trustco Bank qualify for the small-bank exception to this rule. If, contrary to this belief, Trustco Realty were required to be included in our New York State combined tax return, our effective tax rate would increase. Under the small-bank exception, dividends received by the bank from Trustco Realty are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax.

In 2009 and 2010, the New York State Department of Taxation and Finance proposed reforms to the New York State corporate franchise and banking laws that, if enacted, would substantially alter how we and Trustco Bank are taxed in New York State and could materially increase our combined effective New York State tax rate. In particular, that proposal would have required Trustco Realty to file a combined New York State return with us and substantially eliminate the benefit of the 60% dividends-received deduction.

We cannot predict whether any tax reform legislation will actually be proposed in the New York State legislature, whether any such legislation would be enacted this year or any subsequent year, how any enacted legislation would differ from the current law or how any such legislative changes would affect us and Trustco Bank’s effective New York State tax rate.

We are subject to claims and litigation pertaining to fiduciary responsibility and lender liability.

Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our customers and others. In addition, loan workout and other activities may expose us or Trustco Bank to legal actions, including lender liability or environmental claims. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities or loan-related activities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition, results of operations and prospects.

Index

We may not be able to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of Trustco Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits have been established by our board of directors, and our management monitors the overall liquidity position of Trustco Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Trustco Bank is also a member of the Federal Home Loan Bank System, which provides funding to members through advances that are collateralized with securities or mortgage-related assets. Our securities portfolio can be used as a secondary source of liquidity, and additional liquidity could be obtained from securities sold under repurchase agreements, non-core deposits and debt or equity securities issuances in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely affect our financial condition, our results of operations, cash flows and our level of regulatory capital.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may develop and grow new lines of business or offer new products and services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future may become more risky due to changes in economic, competitive and market conditions beyond our control.

Index

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    [Removed and Reserved.]

Item 5.                    Other Information

None

Item 6.	Exhibits

Reg S-K (Item 601) Exhibit No.	Description
15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

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
President and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Date:  August 8, 2011

Index

Exhibits Index

Reg S-K Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document