Form 10-Q
period 2011-09-30
TRUSTCO BANK CORP N Y
filed 2011-11-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377-3311

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
( )Yes   (x) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of November 1, 2011
$1 Par Value	93,315,147

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income:
Interest and fees on loans	$32,640	32,297	96,501	96,026
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	3,347	2,805	10,337	9,990
State and political subdivisions	557	844	1,981	2,690
Mortgage-backed securities and collateralized mortgage obligations-residential	778	572	2,008	2,686
Corporate bonds	953	1,184	3,173	3,335
Other securities	89	96	239	278
Total interest and dividends on securities available for sale	5,724	5,501	17,738	18,979

Interest on held to maturity securities:
U. S. government sponsored enterprises	164	-	164	487
Mortgage-backed securities-residential	1,186	1,226	3,614	3,926
Corporate bonds	565	802	1,875	2,447
Total interest on held to maturity securities	1,915	2,028	5,653	6,860

Interest on federal funds sold and other short-term investments	318	258	818	650
Total interest income	40,597	40,084	120,710	122,515

Interest expense:
Interest on deposits:
Interest-bearing checking	74	167	209	508
Savings	952	823	2,770	2,489
Money market deposit accounts	1,158	1,350	3,569	3,971
Time deposits	3,904	5,753	12,446	19,004
Interest on short-term borrowings	384	438	1,173	1,349
Total interest expense	6,472	8,531	20,167	27,321

Net interest income	34,125	31,553	100,543	95,194
Provision for loan losses	5,100	5,900	14,550	17,700
Net interest income after provision for loan losses	29,025	25,653	85,993	77,494

Noninterest income:
Trust department income	1,242	1,261	4,002	3,798
Fees for services to customers	2,189	2,400	6,608	7,339
Net gain on securities transactions	158	934	1,296	2,475
Other	214	244	739	742
Total noninterest income	3,803	4,839	12,645	14,354

Noninterest expenses:
Salaries and employee benefits	7,087	6,567	21,113	19,857
Net occupancy expense	3,614	3,502	11,023	10,514
Equipment expense	1,639	1,333	4,452	4,217
Professional services	1,152	1,194	4,318	4,162
Outsourced services	1,350	1,409	4,050	4,248
Advertising expense	763	583	2,177	1,905
FDIC and other insurance	835	1,610	4,078	4,667
Other real estate expense, net	754	1,371	4,439	4,118
Other	1,249	1,415	5,191	4,620
Total noninterest expenses	18,443	18,984	60,841	58,308

Income before taxes	14,385	11,508	37,797	33,540
Income taxes	5,160	3,150	13,424	11,123

Net income	$9,225	8,358	24,373	22,417

Net income per Common Share:
- Basic	$0.100	0.109	0.296	0.292

- Diluted	$0.100	0.109	0.296	0.292

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS:

Cash and due from banks	$40,875	44,067

Federal funds sold and other short term investments	434,950	400,183
Total cash and cash equivalents	475,825	444,250

Securities available for sale	990,602	891,601

Held to maturity securities (fair value 2011 $201,872; 2010 $200,206)	194,158	191,712

Loans, net of deferred fees and costs	2,478,949	2,355,265
Less:
Allowance for loan losses	47,782	41,911
Net loans	2,431,167	2,313,354

Bank premises and equipment, net	35,946	36,632
Other assets	65,261	77,235

Total assets	$4,192,959	3,954,784

LIABILITIES:
Deposits:
Demand	$269,958	251,091
Interest-bearing checking	472,908	441,520
Savings accounts	923,893	774,366
Money market deposit accounts	642,054	602,803
Certificates of deposit (in denominations of $100,000 or more)	461,081	456,837
Other time accounts	910,633	1,027,470
Total deposits	3,680,527	3,554,087

Short-term borrowings	143,081	124,615
Due to broker	10,000	-
Accrued expenses and other liabilities	21,541	20,642

Total liabilities	3,855,149	3,699,344

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,806,423 and 83,166,423 shares issued at September 30, 2011 and December 31, 2010, respectively	98,806	83,166
Surplus	177,448	126,982
Undivided profits	116,894	108,780
Accumulated other comprehensive income (loss), net of tax	258	(4,119)
Treasury stock at cost - 5,652,838 and 6,036,512 shares at September 30, 2011 and December 31, 2010, respectively	(55,596)	(59,369)

Total shareholders' equity	337,810	255,440

Total liabilities and shareholders' equity	$4,192,959	3,954,784

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Income	Stock	Total

Beginning balance, July 1, 2010	$83,166	127,987	103,647	2,284		(61,895)	255,189
Comprehensive income:
Net Income - Three Months Ended September 30, 2010	-	-	8,358	-	8,358	-	8,358
Other comprehensive income, net of tax:
Amortization of prior service credit on pension and post retirement plans, net of tax (pretax of $101)	-	-	-	-	(60)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $4,248)	-	-	-	-	2,553	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $934)	-	-	-	-	(562)	-	-
Other comprehensive income, net of tax:				1,931	1,931		1,931
Comprehensive income	-	-	-		10,289	-	-
Cash dividend declared, $.0656 per share	-	-	(5,053)	-		-	(5,053)
Sale of treasury stock (125,400 shares)	-	(532)	-	-		1,234	702
Stock based compensation expense	-	44	-	-		-	44

Ending balance, September 30, 2010	$83,166	127,499	106,952	4,215		(60,661)	261,171

Beginning balance, July 1, 2011	$83,166	126,196	113,782	2,846		(57,041)	268,949
Comprehensive income:
Net Income - Three Months Ended September 30, 2011	-	-	9,225	-	9,225	-	9,225
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $44)	-	-	-	-	(26)	-	-
Unrealized net holding loss on securities available-for-sale arising during the period, net of tax (pretax loss of $4,102)	-	-	-	-	(2,466)	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $158)	-	-	-	-	(96)	-	-
Other comprehensive income, net of tax:				(2,588)	(2,588)		(2,588)
Comprehensive income	-	-	-		6,637	-	-
Proceeds from stock offering (15,640,000 shares)	15,640	51,938	-	-		-	67,578
Cash dividend declared, $.0656 per share	-	-	(6,113)	-		-	(6,113)
Sale of treasury stock (146,974 shares)	-	(723)	-	-		1,445	722
Stock based compensation expense	-	37	-	-		-	37

Ending balance, September 30, 2011	$98,806	177,448	116,894	258		(55,596)	337,810

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Income	Stock	Total

Beginning balance, January 1, 2010	$83,166	128,681	99,190	(1,282)		(64,077)	245,678
Comprehensive income:
Net Income - Nine Months Ended September 30, 2010	-	-	22,417	-	22,417	-	22,417
Other comprehensive income, net of tax:
Amortization of prior service credit on pension and post retirement plans, net of tax (pretax of $303)	-	-	-	-	(182)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $11,922)	-	-	-	-	7,170	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $2,475)	-	-	-	-	(1,491)	-	-
Other comprehensive income, net of tax:				5,497	5,497		5,497
Comprehensive income	-	-	-		27,914	-	-
Cash dividend declared, $.1910 per share	-	-	(14,655)	-		-	(14,655)
Sale of treasury stock (347,225 shares)	-	(1,315)	-	-		3,416	2,101
Stock based compensation expense	-	133	-	-		-	133

Ending balance, September 30, 2010	$83,166	127,499	106,952	4,215		(60,661)	261,171

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)		(59,369)	255,440
Comprehensive income:
Net Income - Nine Months Ended September 30, 2011	-	-	24,373	-	24,373	-	24,373
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $133)	-	-	-	-	(80)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $8,709)	-	-	-	-	5,238	-	-
Reclassification adjustment for net gain realized in net income during the period (pretax gain $1,296)	-	-	-	-	(781)	-	-
Other comprehensive income, net of tax:				4,377	4,377		4,377
Comprehensive income	-	-	-		28,750	-	-
Proceeds from stock offering (15,640,000 shares)	15,640	51,938	-	-		-	67,578
Cash dividend declared, $.1969 per share	-	-	(16,259)	-		-	(16,259)
Sale of treasury stock (383,673 shares)	-	(1,583)	-	-		3,773	2,190
Stock based compensation expense	-	111	-	-		-	111

Ending balance, September 30, 2011	$98,806	177,448	116,894	258		(55,596)	337,810

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$24,373	22,417

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,605	3,524
Loss on sale of other real estate owned	304	788
Provision for loan losses	14,550	17,700
Deferred tax (benefit) expense	(1,942)	798
Stock based compensation expense	111	133
Net loss on sale of bank premises and equipment	-	39
Net gain on sales and calls of securities	(1,296)	(2,475)
Decrease (increase) in taxes receivable	4,618	(10,944)
Decrease in interest receivable	323	437
Decrease in interest payable	(303)	(494)
Decrease in other assets	7,524	2,226
Increase in due to broker	10,000	-
Increase (decrease) in accrued expenses and other liabilities	150	(866)
Total adjustments	37,644	10,866
Net cash provided by operating activities	62,017	33,283

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	916,106	837,555
Proceeds from calls and maturities of held to maturity securities	68,489	169,320
Purchases of securities available for sale	(1,019,583)	(873,215)
Proceeds from maturities of securities available for sale	13,185	13,217
Purchases of held to maturity securities	(70,935)	-
Net increase in loans	(141,166)	(87,007)
Proceeds from dispositions of other real estate owned	6,914	9,477
Purchases of bank premises and equipment	(2,919)	(2,932)
Net cash (used in) provided by investing activities	(229,909)	66,415

Cash flows from financing activities:

Net increase in deposits	126,440	128,184
Net increase in short-term borrowings	18,466	9,046
Proceeds from sale of treasury stock	2,190	2,101
Proceeds from common stock offering	67,578	-
Dividends paid	(15,207)	(14,393)
Net cash provided by financing activities	199,467	124,938
Net increase in cash and cash equivalents	31,575	224,636
Cash and cash equivalents at beginning of period	444,250	145,894
Cash and cash equivalents at end of period	$475,825	370,530

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$20,470	27,815
Income taxes paid	8,805	22,317
Other non cash items:
Transfer of loans to other real estate owned	8,803	5,955
Increase in dividends payable	1,052	262
Change in unrealized gain on securities available for sale-gross of deferred taxes	7,413	9,446
Change in deferred tax effect on unrealized gain on securities available for sale	(2,956)	(3,767)
Amortization of prior service credit on pension and post retirement plans	(133)	(303)
Change in deferred tax effect of amortization of prior service credit	53	121

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation
The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2010 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

2.	Earnings Per Share
A reconciliation of the component parts of earnings per share (EPS) for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the quarter ended September 30, 2011:
Basic EPS:
Income available to common shareholders	$9,225	92,124	$0.100
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$9,225	92,124	$0.100

For the quarter ended September 30, 2010:

Basic EPS:
Income available to common shareholders	$8,358	76,990	$0.109
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$8,358	76,990	$0.109

Index

(dollars in thousands, except per share data)	Income	Weighted Average Shares Outstanding	Per Share Amounts
For the nine months ended September 30, 2011:

Basic EPS:
Income available to common shareholders	$24,373	82,297	$0.296
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$24,373	82,297	$0.296

For the nine months ended September 30, 2010:

Basic EPS:
Income available to common shareholders	$22,417	76,875	$0.292
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$22,417	76,875	$0.292

For the three and nine month periods ended September 30, 2011 and 2010, all of the Company's outstanding stock options are antidilutive because the option price is greater than the current market price.

3.	Benefit Plans
The table below outlines the components of the Company's net periodic benefit recognized during the three and nine month periods ended September 30, 2011 and 2010 for its pension and other postretirement benefit plans:

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010

Service cost	$11	15	7	8
Interest cost	378	374	25	16
Expected return on plan assets	(496)	(453)	(111)	(106)
Amortization of net loss (gain)	39	50	(17)	-
Amortization of prior service credit	-	-	(66)	(101)
Net periodic benefit	$(68)	(14)	(162)	(183)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2011	2010	2011	2010

Service cost	$34	43	20	24
Interest cost	1,136	1,123	74	47
Expected return on plan assets	(1,489)	(1,360)	(335)	(317)
Amortization of net loss (gain)	117	152	(53)	-
Amortization of prior service credit	-	-	(197)	(303)
Net periodic benefit	$(202)	(42)	(491)	(549)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it did not expect to make contributions to its pension and postretirement benefit plans in 2011.  As of September 30, 2011, no contributions have been made.  The Company presently anticipates that it will not make any contributions in 2011.

Index

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities

 (a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	September 30, 2011
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$632,997	1,631	816	633,812
State and political subdivisions	50,187	1,102	-	51,289
Mortgage backed securities and collateralized mortgage obligations - residential	198,814	2,105	403	200,516
Corporate bonds	102,997	67	5,600	97,464
Other	650	-	-	650
Total debt securities	985,645	4,905	6,819	983,731
Equity securities	6,871	-	-	6,871

Total securities available for sale	$992,516	4,905	6,819	990,602

(dollars in thousands)	December 31, 2010
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$625,399	312	10,825	614,886
State and political subdivisions	79,038	1,184	458	79,764
Mortgage backed securities and collateralized mortgage obligations - residential	73,384	618	435	73,567
Corporate bonds	115,274	854	624	115,504
Other	650	-	-	650
Total debt securities	893,745	2,968	12,342	884,371
Equity securities	7,183	47	-	7,230

Total securities available for sale	$900,928	3,015	12,342	891,601

Index

Federal Home Loan Bank stock and Federal Reserve Bank stock included in equity securities at September 30, 2011 and December 31, 2010, totaled $6.9 million.

The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2011, based on the securities' final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

	September 30, 2011
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$9,353	9,454
Due in one year through five years	565,697	564,079
Due after five years through ten years	386,746	385,565
Due after ten years	23,849	24,633
	$985,645	983,731

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)
Available for sale	September 30, 2011
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$225,094	816	-	-	225,094	816
Mortgage backed securities and collateralized mortgage obligations - residential	93,669	355	784	48	94,453	403
Corporate bonds	82,677	5,214	9,614	386	82,677	5,600
Total available for sale	$401,440	6,385	10,398	434	402,224	6,819

(dollars in thousands)	December 31, 2010
Available for sale	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$526,071	10,825	-	-	526,071	10,825
State and political subdivisions	19,939	458	-	-	19,939	458
Mortgage backed securities and collateralized mortgage obligations - residential	58,952	392	803	43	59,755	435
Corporate bonds	50,934	624	-	-	50,934	624
Total available for sale	$655,896	12,299	803	43	656,699	12,342

Index

Proceeds from sales and calls of securities available for sale were $512.5 million and $187.8 million for the three months ended September 30, 2011 and 2010, respectively.

Gross gains of approximately $166 thousand and $934 thousand were realized on these sales and calls for the three months ended September 30, 2011 and 2010, respectively. Gross losses realized on sales of securities available for sale for the three months ended September 30, 2011 were approximately $8 thousand. No securities were sold at a loss during the three months ended September 30, 2010. Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $55 thousand and $327 thousand for the three months ended September 30, 2011 and 2010, respectively.

Proceeds from sales and calls of securities available for sale were $916.1 million and $837.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Gross gains of approximately $1.3 million and $2.9 million were realized on these sales and calls for the nine months ended September 30, 2011 and 2010, respectively. Gross losses realized on sales of securities available for sale for the nine months ended September 30, 2011 and 2010 were approximately $45 thousand and $417 thousand, respectively. Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $454 thousand and $866 thousand for the nine months ended September 30, 2011 and 2010, respectively.

(b) Held to maturity securities
The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2011
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$25,000	72	-	25,072
Mortgage backed securities - residential	109,603	6,900	-	116,503
Corporate bonds	59,555	1,083	341	60,297
Total held to maturity securities	$194,158	8,055	341	201,872

(dollars in thousands)	December 31, 2010
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities - residential	$122,654	6,092	-	128,746
Corporate bonds	69,058	2,402	-	71,460
Total held to maturity securities	$191,712	8,494	-	200,206

Index

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2011, based on the securities’ final maturity (mortgage-backed securities are stated using estimated average life):

	September 30, 2011
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$24,005	24,280
Due in one year through five years	135,242	142,902
Due in five years through ten years	34,911	34,690
	$194,158	201,872

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

The corporate bonds included in the held to maturity securities portfolio that are in an unrealized loss position as of September 30, 2011 have been in an unrealized loss position for less than twelve months.  There were no held to maturity securities in an unrealized loss position as of December 31, 2010.

There were no sales or transfers of held to maturity securities during 2011 and 2010.

 (c) Other-Than-Temporary-Impairment

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

Index

As of September 30, 2011, the Company’s security portfolio consisted of 292 securities, 52 of which were in an unrealized loss position, and are discussed below.

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At September 30, 2011, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily GNMA (Ginnie Mae), FNMA (Fannie Mae) and FHLMC (Freddie Mac), institutions which the government has affirmed its commitment to  support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the  Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

Other Securities

At September 30, 2011, the Company has unrealized losses (unrecognized losses for held to maturity securities) on U.S. government-sponsored enterprises and state and political subdivisions. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

In the case of unrealized losses on corporate bonds at September 30, 2011, the Company's exposure is primarily in bonds of firms in the financial sector.  Changing market perceptions of that sector and of some specific firms has had a negative impact on bond pricing.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds. The Company has concluded that the decline in fair value is not attributable to credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery,  the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

As a result of the above analysis, for the quarter ended September 30, 2011, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

5.	Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$193,583	25,622	219,205
Other	25,065	119	25,184
Real estate mortgage - 1 to 4 family:
First mortgages	1,712,435	163,368	1,875,803
Home equity loans	48,206	1,135	49,341
Home equity lines of credit	280,235	25,352	305,587
Installment	3,764	65	3,829
Total loans, net	$2,263,288	215,661	2,478,949
Less: Allowance for loan losses			47,782
Net loans			$2,431,167

	December 31, 2010
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$196,803	28,644	225,447
Other	32,542	264	32,806
Real estate mortgage - 1 to 4 family:
First mortgages	1,611,645	139,932	1,751,577
Home equity loans	48,505	960	49,465
Home equity lines of credit	268,509	22,778	291,287
Installment	4,284	399	4,683
Total loans, net	$2,162,288	192,977	2,355,265
Less: Allowance for loan losses			41,911
Net loans			$2,313,354

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2011 and December 31, 2010, the Company had approximately $23.9 million and $14.6 million of real estate construction loans, respectively.  Construction loans are included in first mortgages and commercial real estate in the tables above.

Index

The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,071	5,400	10,471
Other	15	-	15
Real estate mortgage - 1 to 4 family:
First mortgages	22,798	9,536	32,334
Home equity loans	865	48	913
Home equity lines of credit	2,269	647	2,916
Installment	4	-	4
Total non-accrual loans	31,022	15,631	46,653
Other nonperforming real estate mortgages - 1 to 4 family	317	-	317
Total nonperforming loans	$31,339	15,631	46,970

	December 31, 2010
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,617	8,281	13,898
Other	126	-	126
Real estate mortgage - 1 to 4 family:
First mortgages	18,067	12,888	30,955
Home equity loans	860	73	933
Home equity lines of credit	2,109	436	2,545
Installment	20	1	21
Total non-accrual loans	26,799	21,679	48,478
Other nonperforming real estate mortgages - 1 to 4 family	336	-	336
Total nonperforming loans	$27,135	21,679	48,814

* Includes New York, New Jersey, Vermont and Massachusetts.

As of September 30, 2011 and December 31, 2010, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	September 30, 2011
New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,259	3,259	190,324	193,583
Other	-	-	-	-	25,065	25,065
Real estate mortgage - 1 to 4 family:
First mortgages	6,889	4,976	19,524	31,389	1,681,046	1,712,435
Home equity loans	443	77	792	1,312	46,894	48,206
Home equity lines of credit	1,385	477	1,966	3,828	276,407	280,235
Installment	17	3	3	23	3,741	3,764

Total	$8,734	5,533	25,544	39,811	2,223,477	2,263,288

Index

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	5,400	5,400	20,222	25,622
Other	-	-	-	-	119	119
Real estate mortgage - 1 to 4 family:
First mortgages	339	65	8,883	9,287	154,081	163,368
Home equity loans	-	-	48	48	1,087	1,135
Home equity lines of credit	84	-	504	588	24,764	25,352
Installment	-	-	-	-	65	65

Total	$423	65	14,835	15,323	200,338	215,661

	December 31, 2010
New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,870	3,870	192,933	196,803
Other	-	13	126	139	32,403	32,542
Real estate mortgage - 1 to 4 family:
First mortgages	11,129	4,275	15,615	31,019	1,580,626	1,611,645
Home equity loans	228	63	690	981	47,524	48,505
Home equity lines of credit	1,324	19	1,338	2,681	265,828	268,509
Installment	46	4	20	70	4,214	4,284

Total	$12,727	4,374	21,659	38,760	2,123,528	2,162,288

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,281	2,281	26,363	28,644
Other	-	-	-	-	264	264
Real estate mortgage - 1 to 4 family:
First mortgages	5,219	553	12,427	18,199	121,733	139,932
Home equity loans	26	-	73	99	861	960
Home equity lines of credit	422	10	410	842	21,936	22,778
Installment	-	-	1	1	398	399

Total	$5,667	563	15,192	21,422	171,555	192,977

As of September 30, 2011 and December 31, 2010, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as $6.3 million and $11.6 million of certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status as of September 30, 2011 and December 31, 2010, respectively.

Approximately $6 thousand and $14 thousand of interest on nonperforming loans was collected and recognized as income for the three months ended September 30, 2011 and 2010 and approximately $28 thousand and $38 thousand of interest on nonperforming loans was collected and recognized as income for the nine months ended September 30, 2011 and 2010, respectively.   There are no commitments to extend further credit on nonperforming loans.

Index

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

(dollars in thousands)	For the quarter ended September 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,164	41,244	153	45,561
Loans charged off:
New York and other states*	1	1,001	22	1,024
Florida	-	2,008	1	2,009
Total loan chargeoffs	1	3,009	23	3,033

Recoveries of loans previously charged off:
New York and other states*	4	143	5	152
Florida	-	2	-	2
Total recoveries	4	145	5	154
Net loans charged off	(3)	2,864	18	2,879
Provision for loan losses	(116)	5,225	(9)	5,100
Balance at end of period	$4,051	43,605	126	47,782

(dollars in thousands)	For the nine months ended September 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	70	2,816	70	2,956
Florida	600	5,626	2	6,228
Total loan chargeoffs	670	8,442	72	9,184

Recoveries of loans previously charged off:
New York and other states*	55	380	36	471
Florida	4	29	1	34
Total recoveries	59	409	37	505
Net loans charged off	611	8,033	35	8,679
Provision for loan losses	435	14,190	(75)	14,550
Balance at end of period	$4,051	43,605	126	47,782

Index

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2011
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,051	43,605	126	47,782

Total ending allowance balance	$4,051	43,605	126	47,782
Loans:
Individually evaluated for impairment	$10,486	1,608	-	12,094
Collectively evaluated for impairment	233,903	2,229,123	3,829	2,466,855

Total ending loans balance	$244,389	2,230,731	3,829	2,478,949

	December 31, 2010
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,227	37,448	236	41,911

Total ending allowance balance	$4,227	37,448	236	41,911

Loans:
Individually evaluated for impairment	$14,024	336	-	14,360
Collectively evaluated for impairment	244,229	2,091,993	4,683	2,340,905

Total ending loans balance	$258,253	2,092,329	4,683	2,355,265

As of September 30, 2011, included in the real estate mortgage 1 to 4 family category are $1.3 million of modifications of loans in 2011 that were identified as TDR's upon the adoption of FASB Accounting Standards Update (ASU) No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" during the third quarter of 2011.  These loans were not disclosed as TDR's as of June 30, 2011, but were included in nonaccrual loans as of that date.  As a result of the adoption of the new ASU guidance, these loans were individually evaluated for impairment.  The impact of this evaluation on the allowance for loan losses was not material.

The Company identifies impaired loans and measures the impairment in accordance with “Accounting by Creditors for Impairment of a Loan” (FASB ASC 310-10-35). A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a troubled debt restructuring (TDR). These standards are applicable principally to commercial and commercial real estate loans; however, certain provisions dealing with restructured loans also apply to retail loan products. A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s, which TrustCo includes in nonaccrual loans at September 30, 2011 and December 31, 2010, are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

In situations where the Bank considers a non-bankruptcy related loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation  is performed under the Company's underwriting policy.

Index

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.

The following tables present impaired loans by loan class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,071	5,780	-	5,263	-
Other	15	34	-	71	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,433	1,877	-	1,490	22
Home equity loans	39	88	-	39	4
Home equity lines of credit	-	75	-	-	2

Total	$6,558	7,854	-	6,863	28

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,400	9,042	-	7,321	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	136	179	-	151	-

Total	$5,536	9,221	-	7,472	-

	December 31, 2010
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,617	6,217	-	3,792	-
Other	126	189	-	179	-
Real estate mortgage - 1 to 4 family:
First mortgages	336	516	-	373	39
Home equity loans	-	58	-	-	6
Home equity lines of credit	-	77	-	-	3

Total	$6,079	7,057	-	4,344	48

Index

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$8,281	12,798	-	9,289	-
Other	-	-	-	1	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-

Total	$8,281	12,798	-	9,290	-

The average recorded investment in impaired loans in the preceding table includes the year-to-date average of all impaired loans.  The average balance of impaired loans for the three months ended September 30, 2011 included $6.3 million of loans in New York and its surrounding areas and $7.6 million of loans in Florida.  In the New York area, approximately $5.3 million were commercial real estate loans, approximately $100 thousand were other commercial loans and approximately $900 thousand were residential 1 to 4 family first mortgages.  In Florida, approximately $7.5 million were commercial real estate loans with the remainder in residential 1 to 4 family first mortgages.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

Management evaluates impairment on commercial and commercial real estate loans that are past due as well as in situations where circumstances dictate that an evaluation is prudent.  If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time.  As a result, as of September 30, 2011 and December 31, 2010, based upon management's evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

As previously noted, during the third quarter of 2011, the Company adopted FASB Accounting Standards Update (ASU) No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring".  As a result, certain loans which had not previously met the definition of a TDR have now been identified as TDR's under this new guidance.  These loans were not disclosed as TDR's as of June 30, 2011, but were included in nonaccrual loans as of that date.

In accordance with the new guidance, during the three and nine months ended September 30, 2011 the Company identified certain modified loans as TDR's.  The modification of the terms of these loans were the result of the borrower filing for bankruptcy protection, and included the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.

As of September 30, 2011, all loans classified as TDR's are on nonaccrual.  In addition, due to the sufficiency of prior chargeoffs taken, none of the allowance for loan losses has been allocated to TDR's and the impact of the identification of these loans as TDR's did not have a material impact on the allowance.  During the three and nine months ended September 30, 2011, there were $36 thousand and $101 thousand of chargeoffs, respectively, on loans identified as TDR's under the new accounting guidance.

Index

The Company is not committed to lend any additional amounts to borrowers with outstanding loans that are classified as TDR's.

The following tables present modified loans by class that were determined to be TDR's that occurred during the three and nine months ended September 30, 2011:

During the three months ended September 20, 2011
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	68	68
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	1	$68	68

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-

Total	-	$-	-

Index

During the nine months ended September 20, 2011
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	11	1,203	1,116
Home equity loans	1	39	39
Home equity lines of credit	-	-	-

Total	12	$1,242	1,155

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	150	136

Total	1	$150	136

In addition to the loans in the preceding tables, as of September 30, 2011, the Company has approximately $1.8 million of commercial and commercial real estate loans which were classified as TDR's as a result of modifications prior to 2011.  In these cases, the loan modification included a reduction in the stated interest rate on the loan to the current market rate available.  These loans were in nonaccrual status as of September 30, 2011 and December 31, 2010.  As of September 30, 2011, these loans were performing in accordance with their modified terms.

Index

The following table presents loans by class modified as TDR's that occurred during the twelve months ended September 30, 2011 for which there was a payment default during the same period:

New York and other states*:	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	6	500
Home equity loans	-	-
Home equity lines of credit	-	-

Total	6	$500

Florida:
	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	136

Total	1	$136

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  In situations involving a borrower filing for bankruptcy protection, however, a loan is considered to be in payment default once it is 30 days contractually past due, consistent with the treatment of the bankruptcy court.

The TDR's that subsequently defaulted described above did not have a material impact on the allowance for loan losses as they were previously identified as nonaccrual loans.  As a result, the underlying collateral was evaluated at the time these loans were placed on nonaccrual, and a charge-off was taken at that time, if necessary.  Collateral values on these loans, as well as all other nonaccrual loans, are reviewed for collateral sufficiency on a quarterly basis.

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

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of September 30, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$186,200	7,383	193,583
Other	24,930	135	25,065

	$211,130	7,518	218,648

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,222	5,400	25,622
Other	119	-	119

	$20,341	5,400	25,741

	As of December 31, 2010
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$189,809	6,994	196,803
Other	32,286	256	32,542

	$222,095	7,250	229,345

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$20,363	8,281	28,644
Other	264	-	264

	$20,627	8,281	28,908

Index

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at September 30, 2011 and December 31, 2010 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2011 and December 31, 2010 is presented in the recorded investment in non-accrual loans table.

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

Other Real Estate Owned:  The fair value of other real estate owned is determined by use of appraisals, comparable sales and property valuation techniques. This results in a Level 3 classification of the inputs for determining fair value. At September 30, 2011 and December 31, 2010, the majority of other real estate owned consisted of residential real estate property.

Index

Impaired Loans:  Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral and takes into consideration the costs necessary to dispose of the property. Collateral values are estimated using Level 3 input based on the discounting of the collateral measured by appraisals. At September 30, 2011 and December 31, 2010, impaired loan consisted primarily of loans secured by commercial real estate.

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Securities available-for sale:

U.S. government-sponsored enterprises	$633,812	-	633,812	-
State and political subdivisions	51,289	-	51,289	-
Mortgage-backed securities and collateralized mortgage obligations - residential	200,516	-	200,516	-
Corporate bonds	97,464	-	97,464	-
Other securities	660	10	650	-
Total securities available-for-sale	$983,741	10	983,731	-

	Fair Value Measurements at
	December 31, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Securities available-for sale:

U.S. government-sponsored enterprises	$614,886	-	614,886	-
State and political subdivisions	79,764	-	79,764	-
Mortgage-backed securities and collateralized mortgage obligations - residential	73,567	-	73,567	-
Corporate bonds	115,504	-	115,504	-
Other securities	967	317	650	-
Total securities available-for-sale	$884,688	317	884,371	-

Index

The securities available for sale in the above table do not include Federal Home Loan Bank stock and Federal Reserve Bank stock as these assets are not measured at fair value on a recurring basis, rather their fair value approximates their cost basis.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2011 Using:
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$6,111	-	-	6,111
Impaired loans:
Commercial real estate	5,400	-	-	5,400
Real estate mortgage - 1 to 4 family:
First mortgages	748	-	-	748

Other real estate owned, which is carried at fair value, approximates $6.1 million at September 30, 2011, and consisted of $2.0 million of commercial real estate and $4.1 million of residential real estate properties.  Valuation charges of $215 thousand and $2.9 million are included in earnings for the three and nine months ended September 30, 2011, respectively.

Of the total impaired loans of $12.1 million at September 30, 2011, $6.1 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans. Gross charge-offs related to impaired loans were $37 thousand and $771 thousand for the three and nine months ended September 30, 2011, respectively.

	Fair Value Measurements at
	December 31, 2010 Using:
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$7,416	-	-	7,416
Impaired loans	8,307	-	-	8,307

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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

	As of
(dollars in thousands)	September 30, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$475,825	475,825
Securities available for sale	990,602	990,602
Held to maturity securities	194,158	201,872
Net loans	2,431,167	2,560,825
Accrued interest receivable	12,855	12,855
Financial liabilities:
Demand deposits	269,958	269,958
Interest bearing deposits	3,410,569	3,417,277
Short-term borrowings	143,081	143,081
Accrued interest payable	770	770

	As of
(dollars in thousands)	December 31, 2010
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$444,250	444,250
Securities available for sale	891,601	891,601
Held to maturity securities	191,712	200,206
Net loans	2,313,354	2,372,880
Accrued interest receivable	13,178	13,178
Financial liabilities:
Demand deposits	251,091	251,091
Interest bearing deposits	3,302,996	3,305,586
Short-term borrowings	124,615	124,615
Accrued interest payable	1,073	1,073

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

7.	Stock Offering

On July 6, 2011, the Company completed a public offering of 15,640,000 shares of common stock, $1 par value per share.  The 15,640,000 shares included 2,040,000 additional shares of common stock as a result of the underwriters exercising their over-allotment option.  The common stock was sold at $4.60 per share. Net proceeds from the offering, after direct costs, were $67.6 million.

Index

8.	Adoption of New Accounting Guidance

Impact of Not Yet Effective Authoritative Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04  represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement.  The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in ASU 2011-04 are to be applied prospectively.  For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  Management is currently evaluating the impact of ASU 2011-04 on the Company’s fair value measurements and disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 allow an entity the option to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 should be applied retrospectively.  For public entities, the amendments are effective for and interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  Management is currently evaluating the impact of ASU 2011-05 on the Company’s disclosures.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of September 30, 2011, and the related consolidated statements of income and changes in shareholders equity for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company's management.

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

                                                                /s/ Crowe Horwath LLP

Livingston, New Jersey
November 4, 2011

Index

Item 2.	Management's Discussion and Analysis of Financial Condition andResults of Operations

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

•
The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations.

•	Competition,

•	The effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities).

•	Real estate and collateral values,

•	Changes in accounting policies and practices as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,

•	Changes in local market areas and general business and economic trends, and

•	The matters described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and in our subsequent securities filings.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2011 and 2010.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and nine-month periods ended September 30, 2011, with comparisons to 2010 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2010 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continued to present mixed messages during the third quarter of 2011.  Equity markets declined sharply during the quarter with significant daily volatility.  The S&P 500 Index was down 14.3% during the period, with most of the decline coming in the second half of the quarter.  Credit markets  continued to show significant volatility during the quarter, with interest rates generally down from June 30, 2011 to September 30, 2011.  For example, the 10 year Treasury yield declined 126 basis points to 1.92% from the end of the second quarter to the end of the third quarter.  The target Fed Funds range remained unchanged at zero to 0.25% during the third quarter.

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

The pace of bank failures has remained elevated thus far in 2011, though down from 2010 levels, with the focus mostly on smaller institutions.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008 as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”) more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The FRB has lowered its expectations for economic recovery in the United States and many economists have done the same with regard to forecasts for the remainder of 2011 as well as 2012.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  Although the FRB’s quantitative easing program ended in June of 2011 in terms of adding to its positions, it continues to maintain its positions.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all.  More recently, the FRB has attempted to influence the shape of the yield curve by selling shorter term bonds and buying longer term bonds, with a goal of reducing longer term interest rates.  The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which will likely have a significant impact on the financial services industry.  Regulatory changes that have been implemented have reduced interchange revenue level that banks previously earned.

Index

TrustCo’s believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant increase in the inherent risk of loss in its loan portfolios at September 30, 2011, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve remained positive, but there was significant compression compared to the second quarter of 2011.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 2.14% in the third quarter of 2011, down 50 basis points from the average level during the second quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB’s quantitative easing through June 2011 was designed to maintain low interest rates, but the end of the quantitative easing program and the sheer volume of government financing expected in the coming quarters may lead to increased rates.  Future gains in the level of economic activity could lead to higher inflation, and potentially higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Overview
TrustCo recorded net income of $9.2 million, or $0.100 of diluted earnings per share for the three months ended September 30, 2011, as compared to net income of $8.4 million or $0.109 of diluted earnings per share in the same period in 2010.

For the first nine months of 2011, TrustCo recorded net income of $24.4 million, or $0.296 of diluted earnings per share, as compared to net income of $22.4 million or $0.292 of diluted earnings per share in the same period in 2010.

The primary factors accounting for the change in net income for three and nine-month periods through September 30, 2011 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $329.2 million to $4.07 billion for the third quarter of 2011 compared to the same period in 2010, and an increase of $300.0 million for the first nine months of 2011 as compared to the prior year,

•
An increase in the average balance of interest bearing liabilities of $235.3 million to $3.55 billion for the third quarter of 2011 as compared to 2010, and an increase of $253.5 million for the first nine months of 2011, compared to the prior year,

•
A decrease in net interest margin for the third quarter of 2011 to 3.38% from 3.42% in the prior year, while the margin for the first nine months of the year declined 10 basis points to 3.42%.  The decline in the margin partly offset the beneficial impact of the increase in average earning assets, resulting in an increase of $2.4 million in taxable equivalent net interest income in the third quarter of 2011 compared to the third quarter of 2010.

Index

•
A decrease in the provision for loan losses to $5.1 million in the third quarter of 2011 from $5.9 million in the third quarter of 2010 and a decrease to $14.6 million from $17.7 million in the provision in the first nine months of 2011, compared to the prior year period.  The decline in both the three and nine month periods versus the prior year reflect a number of factors, with the most significant being reductions in net chargeoffs of $1.4 million for the quarter and $5.8 million for the nine month period.

•
A decrease of $776 thousand in net gains on securities transactions for the third quarter of 2011 as compared to same period in 2010, and a decrease of $1.2 million in the first nine months of 2011 compared to the prior year period, and

•	A decrease of $541 thousand in noninterest expense for the third quarter of 2011 as compared to 2010 and an increase of $2.5 million for the first nine months of 2011 compared to the prior year.

•	The stock offering completed on July 6, 2011 raised $67.6 million, which was invested in earning assets.

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

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations, and rates paid on deposits and charged on loans.  In the experience of management, the absolute level of interest* rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the third quarter of 2011 relative to prior periods, but at a slower pace as rates reach extremely low levels.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market, through purchasing these securities in an attempt to raise prices and reduce yields.  Eventually, management believes, the FRB will have to unwind these positions, by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Increases in energy and commodities during the first nine months of 2011 added some inflation concerns, but weakening global economies now appear to be mitigating that concern.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short term instruments as well as on interest expense on deposits and borrowings.

The principal loan product for TrustCo is residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield, while fluctuating during the quarter, is at a very low level relative to historical yields.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have significantly lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Index

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the third quarter of 2011, although the rate of decline has slowed.

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolves around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

For the third quarter of 2011, the net interest margin was 3.38%, down 4 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

•
The average balance of federal funds sold and other short-term investments increased by $82.8 million while the average yield increased 1 basis point to 26 basis points in the third quarter of 2011 compared to the same period in 2010.  The increase in the average balance reflects the strong growth of deposit account balances, the lack of attractive longer term investment opportunities, the proceeds from the stock offering and the Company’s intent to maintain additional liquidity.

•
The average balance of securities available for sale and held-to-maturity securities  increased by $133.6 million and the average yield decreased to 2.78% for the third quarter of 2011 compared to 3.18% for the same period in 2010.  Within the total securities portfolio, the available-for-sale portfolio increased by $158.3 million, while the held-to-maturity portfolio decreased by $24.7 million.

•
The average loan portfolio grew by $112.8 million to $2.45 billion and the average yield decreased 20 basis points to 5.32% in the third quarter of 2011 compared to the same period in 2010.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $235.3 million and the average rate paid decreased 30 basis points to 0.72% in the third quarter of 2011 compared to the same period in 2010.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

Index

During the third quarter of 2011, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.  The decline in the federal funds rate and slightly lessened competitive conditions has led to lower deposit rates offered by most depository institutions, including TrustCo, during the third quarter of 2011.  However, the decline in deposit costs, which initially lagged the decline in the Federal Funds target rate, has continued since the Federal Funds target was stabilized in late 2008.

Earning Assets
Total average interest earning assets increased from $3.74 billion in the third quarter of 2010 to $4.07 billion in the same period of 2011 with an average yield of 4.33% in 2010 and 4.01% in 2011.  Interest income on average earning assets increased from $40.5 million in the third quarter of 2010 to $40.9 million in the third quarter of 2011, on a tax equivalent basis, as the increase in average earning assets more than offset the decline in average yield.

Loans
The average balance of loans was $2.45 billion in the third quarter of 2011 and $2.34 billion in the comparable period in 2010.  The yield on loans decreased 20 basis points to 5.32%.  The higher average balances roughly offset the lower yield, leading to a nominal increase in the interest income on loans from $32.3 million in the third quarter of 2010 to $32.6 million in the third quarter of 2011.

Compared to the third quarter of 2010, the average balance of the loan portfolio during the third quarter of 2011 increased in the residential mortgage and home equity categories, but declined in the commercial and installment loan categories.  The average balance of residential mortgage loans was $1.90 billion in 2011 compared to $1.79 billion in 2010, an increase of 6.1%.  The average yield on residential mortgage loans decreased by 25 basis points to 5.50% in the third quarter of 2011 compared to 2010.

Index

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $9.2 million to an average balance of $247.3 million in the third quarter of 2011 over the prior year.  The average yield on this portfolio decreased 19 basis points to 5.71% over the same period.

The average yield on home equity credit lines increased 11 basis points to 3.76% during the third quarter of 2011 compared to 2010 with the change reflecting that introductory rates repriced to the index rate.  The average balances of home equity lines increased 4.9% to $301.1 million in the third quarter of 2011 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the third quarter of 2011 was $944.5 million compared to $786.2 million for the comparable period in 2010.  The higher balances reflect limited growth in net loans during the quarter compared to the growth in deposit balances as well as the impact of maturities and calls in the held-to-maturity portfolio.  The average yield was 2.53% for the third quarter of 2011 and 3.02% for the third quarter of 2010.  The decline in yield reflects the reinvestment of funds from the calls and maturities of securities into new securities at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized loss in the available-for-sale securities portfolio was $1.9 million as of September 30, 2011 compared to an unrealized loss of $9.3 million as of December 31, 2010, with the change due primarily to a decrease in long term interest rates.  In the case of corporate bonds, the Company exposure is primarily in bonds of firms in the financial sector and changing market perceptions of that sector and of some specific firms has had a negative impact on bond pricing.  All of the corporate bonds owned continue to be rated investment grade and are performing to the terms of the bond.

Index

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $189.8 million for the third quarter of 2011 compared to $214.5 million in the third quarter of 2010.  The decline in balances reflects calls and maturities, while the low rate environment has reduced the attractiveness of adding new securities to this portfolio.  Nevertheless, the Company does expect to continue to designate some of its securities as held-to-maturity.  The decline in this portfolio was more than offset by the increase in the available-for-sale portfolio.  The average yield was 4.04% for the 2011 period compared to 3.78% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2011, the securities in this portfolio include residential mortgage-backed securities, government sponsored enterprise bonds and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2011 third quarter average balance of federal funds sold and other short-term investments was $486.7 million, an $82.8 million increase from the $403.9 million average for the same period in 2010.  The yield was up 1 basis point to 0.26%.  Interest income from this portfolio increased by approximately $60 thousand from $258 thousand in 2010 to $318 thousand in 2011, primarily reflecting the average balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.20 billion during the third quarter of 2010 to $3.42 billion in the third quarter of 2011, and the average rate paid decreased from 1.00% for 2010 to 0.71% for 2011.  Total interest expense on these deposits decreased $2.0 million to $6.1 million in the third quarter of 2011 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The low rate environment led more consumers to hold funds in money market, savings and demand accounts as opposed to committing to a longer term certificate.  From the third quarter of 2010 to the third quarter of 2011, interest bearing demand account average balances were up 9.1%, money market account average balances were up 18.5% and savings account average balances were up 24.0%, while non-interest demand average balances were up 2.1%.  Average balances in certificates of deposits declined 6.3% over the same time frame, but still constitute 37.9% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

Index

At September 30, 2011, the maturity of total time
deposits is as follows:

(dollars in thousands)
Under 1 year	$1,129,222
1 to 2 years	179,020
2 to 3 years	48,181
3 to 4 years	11,407
4 to 5 years	3,431
Over 5 years	453
$1,371,714

Average short-term borrowings for the quarter were $132.4 million in 2011 compared to $120.4 million in 2010.  The average rate decreased during this time period from 1.44% in 2010 to 1.15% in 2011.

Net Interest Income
Taxable equivalent net interest income increased by $2.4 million to $34.4 million in the third quarter of 2011 as compared to the same period in 2010.  The net interest spread was down 2 basis points to 3.29% in the third quarter of 2011 as compared to the year ago period. As previously noted, the net interest margin was down 4 basis points to 3.38% for the third quarter of 2011 as compared to the same period in 2010.  For the nine month ended September 30, 2011, taxable equivalent net interest income increased by $4.9 million to $101.5 million as compared to the same period in 2010.  The net interest spread was down 6 basis points to 3.33% for the first nine months of 2011 as compared to the year earlier period, and the net interest margin was down 10 basis points to 3.42%.

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring (TDR), and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and troubled debt restructured loans.  The following describes the nonperforming assets of TrustCo as of September 30, 2011:

Nonperforming loans: Total NPLs were $47.0 million at September 30, 2011, compared to $50.6 million at September 30, 2010 and to $48.8 million at December 31, 2010.  There were $46.7 million of nonaccrual loans at September 30, 2011 compared to $50.2 million at September 30, 2010 and $48.5 million at December 31, 2010.  There were no loans at September 30, 2011 and 2010, or December 31, 2010 that were past due 90 days or more and still accruing interest.  Included in nonaccrual loans at September 30, 2011 are $1.3 million of residential 1 to 4 family loan modifications that occurred in 2011.

Index

At September 30, 2011, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $47.0 million, $36.2 million were residential real estate loans and $10.5 million were commercial mortgages and commercial loans, compared to $34.4 million and $14.0 million, respectively at December 31, 2010.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.52% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2011 (annualized) compared to 0.77% for the third quarter of 2010.  These levels are elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2011, 91.3% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 8.7% were in Florida.  Those figures compare to 91.8% and 8.2%, respectively at December 31, 2010.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in Florida than in New York, at 11.9% and 9.7%, respectively, as of September 30, 2011; however the Florida number declined from 15.0% at December 31, 2010.  The New York component also declined, but less significantly from 10.6% at December 31, 2010 to the 9.7% level noted.

Economic conditions vary widely by geographic location.  Florida has experienced a more significant downturn than New York.  Reflecting that, nonaccrual loans are more heavily weighted towards Florida.  As of September 30, 2011, 33.5% of nonaccrual loans were to Florida borrowers, compared to 66.5% in New York and surrounding areas.  The level of Florida based nonaccrual loans declined from 44.7% as of December 31, 2010.  Net charge-offs also reflect local conditions.  For the three months ended September 30, 2011, Florida net charge-offs were equal to 69.7% of total net charge-offs, compared to 30.3% for New York and surrounding areas.  For the full year 2010, Florida net charge-offs were 71.4% of total net charge-offs, and New York and surrounding area net charge-offs were 28.6%.  The higher level of net charge-offs relative to loan outstandings reflects both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Index

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2011, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $10.5 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2011, compared to $14.0 million at December 31, 2010.  There were $1.6 million of impaired retail loans at September 30, 2011, compared to $336 thousand at December 31, 2010.  As previously noted, the increase in impaired retail loans is the result of the adoption, during the third quarter of 2011, of new accounting guidance for determining when a loan modification is a TDR.  The average balances of all impaired loans were $14.3 million during 2011 and $13.6 million for the full year 2010.  The Company recognized approximately $6 thousand of interest income on nonaccrual and restructured loans in the third quarter of 2011, $14 thousand in the third quarter of 2010 and approximately $88 thousand for all of 2010.

At September 30, 2011 there was $6.1 million of foreclosed real estate as compared to $4.7 million at September 30, 2010 and to $7.4 million at December 31, 2010.

During the third quarter of 2011, there were $1 thousand of gross commercial loan charge offs and $3.0 million of gross residential mortgage and consumer loan charge-offs as compared with $300 thousand of gross commercial loan charge-offs and $4.2 million of residential mortgage and consumer loan charge-offs in the third quarter of 2010.  Gross recoveries during the third quarter of 2011 were $4 thousand for commercial loans and $150 thousand for residential mortgage and consumer loans, compared to $2 thousand for commercial loans and $199 thousand for residential and consumer in the third quarter of 2010.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of risk incurred in the loan portfolio.

Index

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	September 30, 2011		December 31, 2010
		Percent of Loans to		Percent of Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,835	9.4%	$4,227	11.0%
Real estate - construction	462	1.0%	262	0.6%
Real estate mortgage - 1 to 4 family	35,988	77.1%	30,429	75.8%
Home equity lines of credit	7,371	12.3%	6,757	12.4%
Installment Loans	126	0.2%	236	0.2%
	$47,782	100.0%	$41,911	100.0%

At September 30, 2011, the allowance for loan losses was $47.8 million, compared to the September 30, 2010 level of $40.8 million and to the December 31, 2010 balance of $41.9 million.  The allowance represents 1.93% of the loan portfolio as of September 30, 2011 compared to 1.74% at September 30, 2010 and to 1.78% at December 31, 2010.

The provision for loan losses was $5.1 million for the quarter ended September 30, 2011 compared to $5.9 million for the third quarter of 2010.  Net charge-offs for the three-month period ended September 30, 2011 were $2.9 million, compared to $4.3 million in the year earlier period.  For the first nine months of 2011, the provision was $14.6 million, down from $17.7 million in the prior year and net charge-offs were $8.7 million, down from $14.5 million in the corresponding periods.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Using this internal model, the fair value of capital projections as of September 30, 2011 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2011. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of September 30, 2011	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	12.53%
+300 BP	13.33
+200 BP	14.07
+100 BP	14.82
Current rates	14.78
-100 BP	12.81

Noninterest Income
Total noninterest income for the third quarter of 2011 was $3.8 million, compared to $4.8 million in the prior year period.  Excluding net securities transactions, non-interest income decreased from $3.9 million in the third quarter of 2010 to $3.6 million in the third quarter of 2011.  Net gains on securities transactions were $158 thousand in the third quarter of 2011, compared to net gains of $934 thousand in the third quarter of 2010.

Trust department income was essentially flat at $1.2 million for the third quarter of 2011 compared $1.3 million to the third quarter of 2010. Trust department assets under management were $725 million at September 30, 2011 compared to $800 million at December 31, 2010 and $754 million at September 30, 2010.  The decrease in assets compared to the prior periods was due to market conditions.

The total of fees for other services to customers plus other income was $2.4 million in the third quarter of 2011 compared to $2.6 the same period in 2010.  The net result reflects growth in customer accounts and increased transactions, offset by the impact of new regulations that have had a negative impact on certain service fees.  Implementation of new regulations may also have a negative impact on these fees for the remainder of the year.

Index

For the first nine months of 2011, total noninterest income was $12.6 million, down from $14.4 million in the prior year period, with $1.2 million of the decline due to lower securities gains.  The balance of the decline was due to the noted regulatory changes that led to lower service charges.

Noninterest Expenses
Total noninterest expenses were $18.4 million for the three months ended September 30, 2011, compared to $19.0 million for the three months ended September 30, 2010.  The decrease of $541 thousand was primarily due to decreases in two categories.  FDIC and other insurance was down $775 thousand and other real estate expense decreased $617 thousand.  The decline in FDIC costs reflect a lower assessment rate while the decline in other real estate expense reflects lower write-downs on foreclosed properties.  Most other expense categories were relatively stable, with an increase of $520 thousand in salaries and benefits being the one significant increase.  The increase in salaries and benefits was primarily due to higher benefit costs.  Full time equivalent headcount was 720 as of September 30, 2011, the same as the prior year, and down from 729 as of June 30, 2011.

Net occupancy expense increased $112 thousand to $3.6 million during the third quarter of 2011 compared to the same period in 2010.  Equipment expense was up $306 thousand to $1.6 million in the third quarter of 2011 versus the prior year.  Professional services were down $42 thousand to $1.2 million for the quarter.  Outsourced services were down $59 thousand to $1.4 million.  Advertising expenses increased by $180 thousand to $763 thousand in the third quarter of 2011 compared to the prior year.

For the first nine months of 2011, total noninterest expense was $60.8 million, compared to $58.3 million in the prior year period.  The increase was mostly the result of the growth of the Company, with an increase of $1.3 million in salaries and benefits constituting the largest individual category increase.  The only category with a significant decrease was FDIC and other insurance, which was down $589 thousand in the first nine months of 2011 compared to 2010.

Income Taxes
In the third quarter of 2011, TrustCo recognized income tax expense of $5.2 million as compared to $3.2 million for the same period in 2010.  The effective tax rates were 35.9% and 27.4% for the third quarters of 2011 and 2010, respectively.  Third quarter 2010 income tax expense was affected by one-time items that reduced the effective tax rate and are not expected to be repeated in 2011.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Index

On July 6, 2011, the Company completed a public offering of 15,640,000 shares of common stock, $1 par value per share.  The 15,640,000 shares included 2,040,000 additional shares of common stock as a result of the underwriters exercising their over-allotment option.  The common stock was sold at $4.60 per share. Net proceeds from the offering were $67.6 million.

Total shareholders’ equity at September 30, 2011 was $337.8 million, compared to $255.4 million at December 31, 2010 and $261.2 million at September 30, 2010. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2011.  This results in a dividend payout ratio of 66.3% based on third quarter 2011 earnings per share of $0.100.

The Company and the Bank achieved the following capital ratios as of September 30, 2011 and 2010:

Trustco Bank	September 30,		Minimum Regulatory
	2011	2010	Guidelines
Leverage capital	8.00%	6.43%	4.00%

Tier 1 risk adjusted capital	15.69%	12.07%	4.00%

Total risk adjusted capital	16.96%	13.33%	8.00%

TrustCo Bank Corp NY	September 30,
	2011	2010
Leverage capital	8.09%	6.66%

Tier 1 risk adjusted capital	15.88%	12.50%

Total risk adjusted capital	17.14%	13.76%

The leverage capital ratio is calculated by adjusting total equity by other comprehensive income and intangibles and dividing the result into total average assets, also adjusted for other comprehensive income and intangibles.

In addition, at September 30, 2011, the consolidated equity to total assets ratio was 8.06%, compared to 6.82% at September 30, 2010. TrustCo is not currently subject to regulatory minimums.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation, net of tax, in the available for sale portfolio of $1.2 million in 2011 and $3.5 million in 2010.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$666,503	3,347	2.01%	523,482	2,805	2.14%	542	1,557	(1,015)
Mortgage backed securities and collateralized mortgage obligations-residential	114,442	778	2.72%	65,074	572	3.51%	206	952	(746)
State and political subdivisions	53,540	815	6.09%	75,691	1,280	6.77%	(465)	(346)	(119)
Corporate bonds	102,522	953	3.72%	114,144	1,184	4.15%	(231)	(114)	(117)
Other	7,521	89	4.70%	7,833	96	4.92%	(7)	(3)	(4)

Total securities available for sale	944,528	5,982	2.53%	786,224	5,937	3.02%	45	2,045	(2,000)

Federal funds sold and other short-term investments	486,749	318	0.26%	403,910	258	0.25%	60	50	10

Held to maturity securities:
U. S. government sponsored enterprises	27,772	164	2.36%	0	0	0.00%	164	82	82
Corporate bonds	50,962	565	4.44%	69,128	802	4.64%	(237)	(204)	(33)
Mortgage backed securities-residential	111,037	1,186	4.27%	145,361	1,226	3.37%	(40)	(1,247)	1,207

Total held to maturity securities	189,771	1,915	4.04%	214,489	2,028	3.78%	(113)	(1,369)	1,256

Commercial loans	247,294	3,532	5.71%	256,521	3,781	5.90%	(249)	(131)	(118)
Residential mortgage loans	1,899,421	26,115	5.50%	1,790,901	25,727	5.75%	388	5,440	(5,052)
Home equity lines of credit	301,055	2,853	3.76%	287,000	2,643	3.65%	210	130	80
Installment loans	3,559	147	16.34%	4,138	155	14.87%	(8)	(76)	68

Loans, net of unearned income	2,451,329	32,647	5.32%	2,338,560	32,306	5.52%	341	5,363	(5,022)

Total interest earning assets	4,072,377	40,862	4.01%	3,743,183	40,529	4.33%	333	6,089	(5,756)

Allowance for loan losses	(46,731)			(40,763)
Cash & non-interest earning assets	143,928			148,928

Total assets	$4,169,574			3,851,348

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$467,152	74	0.06%	428,314	167	0.15%	(93)	89	(182)
Money market accounts	644,452	1,158	0.71%	543,789	1,350	0.98%	(192)	1,103	(1,295)
Savings	913,384	952	0.41%	736,358	823	0.44%	129	445	(316)
Time deposits	1,396,941	3,904	1.11%	1,490,100	5,753	1.53%	(1,849)	(343)	(1,506)

Total interest bearing deposits	3,421,929	6,088	0.71%	3,198,561	8,093	1.00%	(2,005)	1,294	(3,299)
Short-term borrowings	132,404	384	1.15%	120,437	438	1.44%	(54)	213	(267)

Total interest bearing liabilities	3,554,333	6,472	0.72%	3,318,998	8,531	1.02%	(2,059)	1,508	(3,567)

Demand deposits	260,602			255,186
Other liabilities	19,310			18,289
Shareholders' equity	335,329			258,875

Total liabilities and shareholders' equity	$4,169,574			3,851,348

Net interest income , tax equivalent		34,390			31,998		2,392	4,581	(2,189)

Net interest spread			3.29%			3.31%

Net interest margin (net interest income to total interest earning assets)			3.38%			3.42%

Tax equivalent adjustment		(265)			(445)

Net interest income		34,125			31,553

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($1.3) million in 2011 and $2.1 million in 2010.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$691,975	10,337	1.99%	505,448	9,990	2.64%	347	4,149	(3,802)
Mortgage backed securities and collateralized mortgage obligations-residential	83,603	2,008	3.20%	81,323	2,686	4.40%	(678)	119	(797)
State and political subdivisions	62,440	2,913	6.22%	81,487	4,081	6.68%	(1,168)	(902)	(266)
Corporate bonds	110,438	3,173	3.83%	99,779	3,335	4.46%	(162)	472	(634)
Other	7,596	239	4.21%	7,650	278	4.86%	(39)	(2)	(37)

Total securities available for sale	956,052	18,670	2.60%	775,687	20,370	3.50%	(1,700)	3,836	(5,536)

Federal funds sold and other short-term investments	429,115	818	0.25%	315,151	650	0.28%	168	275	(107)

Held to maturity securities:
U. S. government sponsored enterprises	9,359	164	2.33%	27,032	487	2.40%	(323)	(309)	(14)
Corporate bonds	55,125	1,875	4.54%	70,383	2,447	4.64%	(572)	(520)	(52)
Mortgage backed securities-residential	112,472	3,614	4.28%	162,680	3,926	3.22%	(312)	(1,820)	1,508

Total held to maturity securities	176,956	5,653	4.26%	260,095	6,860	3.52%	(1,207)	(2,649)	1,442

Commercial loans	250,346	10,884	5.80%	265,450	11,786	5.92%	(902)	(665)	(237)
Residential mortgage loans	1,849,192	76,950	5.55%	1,756,549	76,062	5.77%	888	5,001	(4,113)
Home equity lines of credit	295,338	8,247	3.73%	283,505	7,730	3.65%	517	339	178
Installment loans	3,650	442	16.19%	4,219	473	15.00%	(31)	(83)	52

Loans, net of unearned income	2,398,526	96,523	5.37%	2,309,723	96,051	5.55%	472	4,592	(4,120)

Total interest earning assets	3,960,649	121,664	4.10%	3,660,656	123,931	4.51%	(2,267)	6,054	(8,321)

Allowance for loan losses	(45,197)			(40,195)
Cash & non-interest earning assets	144,386			147,252

Total assets	$4,059,838			3,767,713

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$452,938	209	0.06%	412,520	508	0.16%	(299)	71	(370)
Money market accounts	630,649	3,569	0.76%	493,382	3,971	1.08%	(402)	1,334	(1,736)
Savings	869,511	2,770	0.43%	702,396	2,489	0.47%	281	621	(340)
Time deposits	1,417,272	12,446	1.17%	1,520,691	19,004	1.67%	(6,558)	(1,214)	(5,344)

Total interest bearing deposits	3,370,370	18,994	0.75%	3,128,989	25,972	1.11%	(6,978)	813	(7,791)
Short-term borrowings	130,890	1,173	1.20%	118,807	1,349	1.52%	(176)	190	(366)

Total interest bearing liabilities	3,501,260	20,167	0.77%	3,247,796	27,321	1.12%	(7,154)	1,003	(8,157)

Demand deposits	254,187			249,249
Other liabilities	18,070			17,281
Shareholders' equity	286,321			253,387

Total liabilities and shareholders' equity	$4,059,838			3,767,713

Net interest income , tax equivalent		101,497			96,610		4,887	5,051	(164)

Net interest spread			3.33%			3.39%

Net interest margin (net interest income to total interest earning assets)			3.42%			3.52%

Tax equivalent adjustment		(954)			(1,416)

Net interest income		100,543			95,194

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2010 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine month periods ended September 30, 2011, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2011, the Company had average balance of federal funds sold and other short-term investments of $486.7 million compared to $403.9 million in the third quarter of 2010.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information

None

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Descripton

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: //s/Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Date:  November 4, 2011

Index

Exhibits Index

Reg S-K
Exhibit No.	Descripton

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document