Form 10-K
period 2011-12-31
TRUSTCO BANK CORP N Y
filed 2012-03-02
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
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
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2011 was approximately $358,782,038 (based upon the closing price of $4.90 on June 30, 2011, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 93,548,542.
Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2012 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

EXHIBITS INDEX

Index

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted Regulation G, which applies to all public disclosures made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report, which have not been specifically exempted by the SEC, may constitute “non-GAAP financial measures” within the meaning of the SEC’s new rules.

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

Tangible Book Value Per Share and Tangible Equity as a Percentage of Tangible Assets: Tangible book value per share and tangible equity as a percentage of tangible assets at period end are non-GAAP financial measures derived from GAAP-based amounts. We calculate tangible equity and tangible assets by excluding the balance of intangible assets from shareholders' equity and total assets, respectively. We calculate tangible book value per share by dividing tangible equity by common shares outstanding, as compared to book value per common share, which we calculate by dividing shareholders' equity by common shares outstanding. We calculate tangible equity as a percentage of tangible assets at period end by dividing tangible equity by tangible assets at period end. We believe that this is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios.

The Efficiency Ratio:  Financial institutions often use an “efficiency ratio” as a measure of expense control.  The efficiency ratio is defined as noninterest expense (excluding nonrecurring charges, and other real estate owned expense) divided by taxable equivalent net interest income plus noninterest income (excluding securities transactions and other non-recurring income items).   As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as non-recurring charges, and other real estate expense (deducted from noninterest expense) and securities transactions and other non-recurring income items (excluded from noninterest income).  We follow these practices.

Index

PART I

Item 1.                      Business

General

TrustCo Bank Corp NY (“TrustCo,” the “Company” or “we,” “us,” “our” and similar words) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to acquire all of the outstanding stock of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. The Company’s principal subsidiary, Trustco Bank (sometimes referred to as the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 726 full-time equivalent employees of TrustCo at year-end 2011. TrustCo had 13,792 shareholders of record as of December 31, 2011  and the closing price of the TrustCo common stock on that date was $5.61.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 144 automatic teller machines and 137 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties in New York, Charlotte, Hillsborough, Lake, Manatee, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System and the Federal Home Loan Bank of New York. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage-backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp are excluded from total taxable income.

The Bank accounted for substantially all of TrustCo’s 2011 consolidated net income and average assets. In addition to Trustco Realty Corp,, the Bank’s subsidiaries include Trustco Insurance, Inc. and ORE Property, Inc., which has two subsidiaries,  ORE Property One, Inc. and ORE Property Two, Inc.   None of the subsidiaries, except for Trustco Realty Corp., engage in any significant business activities.

Trustco Financial Services, previously referred to as the Trust Department of Trustco Bank, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department was approximately $784 million as of December 31, 2011.

Index

The daily operations of the Bank remain the responsibility of its officers, subject to the oversight of its Board of Directors and overall supervision by TrustCo. The activities of the Bank are included in TrustCo's consolidated financial statements.

ORE Subsidiary Corp.

In 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo's consolidated financial statements.

Competition
TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local operations of super regional banks, branch offices of money center banks, and locally based commercial banks and savings institutions. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the last several years. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans principally through the interest rates and loan fees it charges (including escrows and private mortgage insurance requirements) and the efficiency and quality of services it provides to borrowers.

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Under the Home Owners’ Loan Act of 1934 (“HOLA”), TrustCo must obtain prior Federal Reserve Board approval for acquisitions, and its the business operations and activities are restricted. The OCC is the Bank’s primary federal regulator and supervises and examines the Bank.  Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

Index

Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Supervision and Regulation—Financial Reform Legislation” below.  Among the more significant changes made by the Dodd-Frank Act was that, effective July 21, 2011, the Company’s and the Bank’s former primary regulator, the Office of Thrift Supervision (“OTS”) ceased to exist as a separate entity and merged and became a separate division of the OCC.  The OCC assumed the OTS’ role as regulator and supervisor of Trustco Bank, and the Federal Reserve Board became the primary supervisor and regulator with respect to the Company.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Financial Reform Legislation

On July 21, 2010, the president signed the Dodd-Frank Act into law. The Dodd-Frank Act has created, will likely continue to create, dramatic changes across the financial regulatory system, some of which are already effective and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years, including TrustCo’s and the Bank’s regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate effect of the Dodd-Frank Act on TrustCo or the Bank at this time; this uncertainty includes the extent to which the act could increase costs, limit our ability to efficiently pursue business opportunities or otherwise adversely affect our business, financial condition or results of operations. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.

The Dodd-Frank Act included provisions that, among other effects:

1. Created a new agency, the Bureau of Consumer Financial Protection (the “Bureau”), to centralize responsibility for consumer financial protection, be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the OCC).  The Bureau will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

2. Imposed new consumer protection requirements in mortgage loan transactions, including requiring creditors to make reasonable, good faith determinations that consumers have a reasonable ability to repay mortgage loans, prohibiting originators of residential mortgage loans from being paid compensation (such as a “yield spread premium”) that varies based on the terms of the loan other than the principal amount of the loan, requiring new disclosure requirements for residential mortgage loans, requiring additional disclosures in periodic loan account statements, amending the Truth-in-Lending Act’s “high-cost” mortgage provisions, and adopting certain other revisions.

3. Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminates the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”), and increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits.

4. Increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, with non-interest-bearing transaction accounts having unlimited deposit insurance through December 31, 2012.

5. Adopted changes to corporate governance requirements, including shareholder votes on executive compensation and proxy access by shareholders, that apply to all public companies.
6. Repealed various banking law provisions prohibiting the payment of interest on demand deposits.

7. Authorized the Federal Reserve Board to adopt rules to regulate the reasonableness of debit card interchange fees charged by financial institutions with $10 billion or more in assets with respect to electronic debit transactions. These rules took effect on October 1, 2011. Issuers that, together with their affiliates, have assets of less than $10 billion would not be covered by the rules.

Dividends

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. Please refer to the discussion below under “Federal Savings Institution Regulation – Limitation on Capital Distributions” for a more detailed discussion of limitation imposed by the OCC. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011 contains additional information concerning restrictions on the Bank’s ability to pay dividends and is hereby incorporated by reference.)

Index

Compliance with the standards set forth in the OCC rules regarding capital distribution could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2011 for information concerning the Bank’s regulatory capital requirements.

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

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without the prior written approval of the Federal Reserve and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

The OCC may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Index

In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the  Federal Reserve, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Dodd-Frank Act, moreover, codifies the Federal Reserve’s long-standing “source of strength” doctrine and thus requires that bank or thrift holding companies serve as a source of financial strength for their depository institution subsidiaries. The phrase “source of financial strength” is defined in the Dodd-Frank Act as “the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.”  Dodd-Frank Act directs the federal banking agencies (including the Federal Reserve ) to issue joint rules to carry out the source of strength doctrine not later than July 2012, although Federal Reserve authority to enforce the source of strength doctrine commenced in July 2011.

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

Like other issuers of publicly traded securities, the Company must also comply with provisions of the Dodd-Frank Act that require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and the Company will also be subject to Dodd-Frank Act provisions that authorize the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded.

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

Index

Although the Company has and will continue to incur additional expense in complying with the corporate governance provisions of the Dodd-Frank Act and Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

Regulatory Capital Requirements. OCC capital regulations require thrifts to satisfy three capital ratio requirements: tangible capital, Tier 1 core (leverage) capital, and risk-based capital. In general, an association’s tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common shareholders’ equity adjusted for the effects of other comprehensive income (“OCI”), net of the adjustment to record the previously unrecognized over funded position of employee benefit plans, less goodwill and other disallowed assets. An association’s ratio of Tier 1 core capital to adjusted total assets (the “core capital” or “leverage” ratio) must be at least 3% for the most highly rated associations and 4% for others. Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OCC capital regulation based on the risks inherent in the type of asset. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

Under the Dodd-Frank Act, the federal banking agencies, including the OCC and the Federal Reserve, must set minimum consolidated leverage and risk-based capital requirements for insured depository institutions and their holding companies. These requirements must be based on the minimum prompt corrective action ratios described below.

Index

Prompt Corrective Action. The OCC regulations also specify minimum requirements for a savings association to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater.

Additionally, to qualify as a “well-capitalized institution,” a savings association’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the association’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized institution.”

The OCC prompt corrective action regulations require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OCC against a savings association that falls within specified categories of capital deficiency. The severity of the action required depends upon the association’s degree of undercapitalization. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OCC-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. Further, any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital and may not accept or renew brokered deposits, and the OCC also may take a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors and may appoint a receiver or conservator for a savings association that is “critically undercapitalized”.

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

Index

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

The large number of bank failures during the last several years have significantly increased the DIF’s losses such that its reserve ratio is less than the mandated minimum.  As a result, the FDIC established a restoration plan in October 2008 and has amended the plan several times since then. Most recently, the FDIC amended the restoration plan on October 19, 2010 in response to the Dodd-Frank Act to provide for reaching the 1.35% reserve ratio by September 30, 2020.  In February 2011, the FDIC approved a final rule that changed the deposit insurance assessment  system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule adopted a “scorecard” assessment scheme for larger banks (banks with assets of greater than $10 billion) and suspends “dividend” payments by the FDIC to insured institutions if the depository insurance fund reserve ratio exceeds 1.5 percent. The rule also provided for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Under the rule, larger insured depository institutions will likely be forced to pay higher assessments to the DIF than under the prior system, and it is anticipated that community banks, which may include Trustco Bank, will pay lower assessment rates. At least semiannually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase assessment rates, following notice-and-comment rulemaking if required. The FDIC may also lower assessment rates following notice-and comment rulemaking if required. Institutions may continue to use assessment credits (for regular quarterly assessments and for any special assessments) without additional restriction (other than those imposed by law) during the term of the restoration plan.

Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank, and the Bank cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. The Bank does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

Index

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice. Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011 contains information concerning restrictions on the Bank’s ability to pay dividends.

Effective in July 2011, a thrift subsidiary of a savings and loan holding company, such as Trustco Bank, must provide notice to the Federal Reserve at least 30 days before declaring a dividend. The 30-day period runs from the date the notice is submitted to the Federal Reserve; a dividend declared during the review period or without filing the notice is null and void.

The Federal Reserve has stated that it expects to issue regulations implementing review standards for dividend notices and that the applicable regulation will provide that a dividend notice may be denied by the Federal Reserve if: following the dividend, the savings association will be less than adequately capitalized; the proposed dividend raises safety or soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the thrift or holding company and an appropriate federal banking agency, a condition imposed on the savings association or holding company in an application or notice approved by an appropriate federal banking agency or any formal or informal enforcement action involving the savings association or holding company.

Assessments. The Bank is required to pay assessments to the OCC and its predecessor to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly thrift financial report. The assessments paid by the Bank for the year ended December 31, 2011 totaled approximately $696 thousand.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution's performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community's credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

Index

Qualified Thrift Lender Test. Like all savings institutions, the Bank is required to meet a Qualified Thrift Lender (“QTL”) test or the Internal Revenue Code’s Domestic Building and Loan Association (“DBLA”) test to avoid certain restrictions on its operations and activities.. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) The institution acquires its savings accounts in conformity with OCC rules and regulations and (ii) The general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans.

The Dodd-Frank Act enhanced the severity of consequences for failing the QTL Test. Among other restrictions, the Dodd-Frank Act imposes  certain activities and branching restrictions upon an institution’s failure to satisfy the QTL Testand prohibits such an institution from paying dividends, except under circumstances that are permissible for a national bank, are necessary to meet the obligations of the institution’s holding company and are specifically approved by both the OCC and the Federal Reserve. Finally, failure of the QTL Test will subject the institution to enforcement action.

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

Index

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

The OCC (with respect to federal savings associations such as the Bank), in conjunction with the Federal Reserve, may grant exemptions under Section 23A, subject to the FDIC’s determination (or non-objection within a 60-day notice period) that the exemption does not present an unacceptable risk to the DIF.

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

Safety and Soundness Regulations. The federal banking agencies (including the OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits, as well as other operational and managerial standards as the agency deems appropriate. The Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (currently the OCC in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Index

Enforcement. TrustCo and the Bank are subject to the very broad enforcement authority held by the OCC and the Federal Reserve. This authority includes enforcement authority with respect to the actions of the Bank’s and TrustCo’s directors, officer and other “institution-affiliated parties,” including attorneys and auditorsand also extends to the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices. Public disclosure of final enforcement actions by the OCC and the Federal Reserve is required.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2011 was as follows:

Amount of transaction accounts	Reserve Requirement
$0 to $11.5 million	0 percent of amount.
Over $11.5 million and up to $71.0 million	3 percent of amount.
Over $71.0 million	$1,785,000 plus 10 percent of amount over $71.0 million.

The Bank was in compliance with these requirements as of December 31, 2011.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 12 regional FHLB that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2011, the Bank owned $4.9 million in FHLB of New York stock, which was in compliance with its obligations.

Legislative and Regulatory Responses to Financial Crisis

Starting in September 2008 and continuing into 2009, the U.S. Congress and the federal financial regulatory authorities took a number of steps to respond to the financial crises affecting the banking system and financial markets.  These steps included:

•
The Emergency Economic Stabilization Act of 2008 (the “EESA”) (October 2008 ), which  gave the U.S. Department of the Treasury the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•
In October 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. TrustCo decided not to participate in the Capital Purchase Program.

•
The Temporary Liquidity Guarantee Program (November 2008), under which the FDIC (i) guaranteed, until the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 (the “Debt Guarantee Program”) and (ii) guaranteed the full balance of non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC- insured institutions (the “Transaction Account Guarantee Program”).

•
Institutions participating in the guarantee programs were to pay assessments to assist in funding the FDIC’s coverage. The fee assessment under the Debt Guarantee Program ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. Trustco Bank did not participate in the Debt Guarantee Program, but it did participate in the Transaction Account Guarantee Program until its expiration.

•
The American Recovery and Reinvestment Act of 2009 (“ARRA” )(February 2009), more commonly known as the economic stimulus or economic recovery package, provided for a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury.

Index

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2011, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

Index

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

The Dodd-Frank Act, among other things, eliminated the OTS, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted, and will continue to result, in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has already significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, and will continue to do so. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Index

Among the changes contained in the Dodd-Frank Act  are:

•
The elimination of the OTS, which was our primary federal regulator. The OCC (the primary federal regulator for national banks) is now the primary federal regulator of the Bank, and the Federal Reserve is now the primary federal regulator of the Company.

•
The creation of a new financial consumer protection agency, the Bureau of Consumer Financial Protection (the “Bureau”), that has the authority to issue new consumer protection regulations and revise existing regulations in many areas of consumer compliance. These new and revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, states may now adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Institutions such as the Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

•
More stringent capital requirements on holding companies. We believe that these restrictions may limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies (although not until five years from the date of enactment). In addition, the new international regulatory capital rules, known as “Basel III,” generally increase the capital required to be held and narrow the types of instruments that will qualify as capital. The Basel III requirements will be phased in over a number of years, but they are not automatically applicable to the Company or U.S. financial institutions generally. Rather, the requirements must be implemented by regulations adopted by the federal banking agencies. It is not known to what extent the Company’s regulators will incorporate elements of Basel III into new capital regulations or to what extent those regulations may be applicable to the Company or the Bank.

•
Codification of the Federal Reserve’s “source of strength” doctrine under which a holding company must serve as a source of financial strength for its depository institution subsidiaries; savings and loan holding companies such as the Company will become subject to the source of strength requirements under the Dodd-Frank Act.

Index

•
Requiring publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

•
Potential limitation of the federal preemption of state consumer protection laws enjoyed by federal savings associations and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.

Although the Dodd-Frank Act was enacted in July 2010, many of the changes and new rules it mandates have not yet become effective , and the scope and impact of many of those  provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  However, it is expected that at a minimum they will increase our operating and compliance costs

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

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

●
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

●	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

●	The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, which may no longer be capable of accurate estimation.

●	Our ability to assess the creditworthiness of our customers may be impaired if the approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

●
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

As described above, the Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Federal Reserve. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes.

Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.

Index

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

Index

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2011, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2011, Trustco Realty had met the two annual income tests and the distribution test.

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

Index

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

Index

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information,  proprietary business information of our customers and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties. Such an event could also disrupt our operations, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 137 offices, of which 23 are owned and 114 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

None.

Index

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2007	Year First Became Executive of TrustCo

Robert J. McCormick, Age 48, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick.	2001

Robert T. Cushing, Age 56, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 45, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 49, Senior Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Senior Vice President of TrustCo and TrustCo Bank since 2010. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Eric W. Schreck Age 45, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Thomas M. Poitras, Age 49, Administrative Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Administrative Vice President of TrustCo Bank since 2011. Vice President of Trustco Bank from 2001 to 2011 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 61, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index

PART II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2011. TrustCo had 13,278 shareholders of record as of February 17, 2012, and the closing price of TrustCo's common stock on that date was $5.72.

The following table provides information, as of December 31, 2011, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,115,750	$10.32	1,927,100
Total	3,115,750	$10.32	1,927,100

Index

No purchases of shares of TrustCo’s common stock were made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2011.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Index

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

The information required by this Item is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Senior Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2011 and 2010.

Consolidated Statements of Income -- Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Index

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2011 and 2010.

The following exhibits are incorporated herein by reference:*

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008

10(a)	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(b)	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001.

10(c)	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008.

10(d)	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008.

10(e)	Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective January 1, 2010

10(f)	Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, effective as of January 1, 2008.

10(g)	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008.

10(h)	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001.

10(i)	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

Index

10(j)	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(k)	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008.

10(l)	Amendment No. 4 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010

10(m)	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001.

10(n)	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(o)	Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010

10(p)	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008.

10(q)	Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010

10(r)	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008.

10(s)	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated December 21, 2010.

10(t)	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004.

10(u)	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment).

10(v)	2004 TrustCo Directors Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004).

10(w)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005.

10(x)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010.

10(y)	2004 TrustCo Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004).

Index

10(z)	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005.

10(aa)	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005.

10(bb)	Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008.

10(cc)	Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010.

10(dd)	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008.

10(ee)	Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador.

10(ff)	Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan.

10(gg)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan.

10(hh)	2010 Equity Incentive Plan dated December 21, 2010

10(ii)	Incentive Stock Option Award Agreement dated November 15, 2011

10(jj)	Restricted Stock Award Agreement dated November 15, 2011

10(kk)	2010 Directors Equity Incentive Plan dated December 21, 2010

10(ll)	Director Incentive Stock Option Award Agreement dated November 15, 2011

10(mm)	Director Restricted Stock Award Agreement dated November 15, 2011

11	Computation of Net Income Per Common Share.

*The exhibits included under Exhibit 10 constitute all management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15 of this report.

The following exhibits are filed herewith:

Exhibit No.	Description

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2011.

21	List of Subsidiaries of TrustCo.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 2, 2012	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and
Chief Financial Officer

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date
/s/ Robert J. McCormick	President and Chief Executive Officer	January 17, 2012
Robert J. McCormick	(principal executive officer)

/s/ Robert T. Cushing	Executive Vice President and Chief	January 17, 2012
Robert T. Cushing	Financial Officer (principal financial and accounting officer)

*	Director	January 17, 2012
Dennis A. DeGennaro

*	Director	January 17, 2012
Joseph Lucarelli

*	Director	January 17, 2012
Thomas O. Maggs

*	Director	January 17, 2012
Dr. Anthony J. Marinello

*	Director	January 17, 2012
Robert A. McCormick

*	Director	January 17, 2012
William D. Powers

*	Chairman	January 17, 2012
William J. Purdy

*	/s/ Robert M. Leonard
By:
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

Index

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

Index

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

Index

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

10(gg)	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)	2010 Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(ii)	Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(jj)	Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(kk)	2010 Directors Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010

10(ll)	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(mm)	Director Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

11	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated herein by reference.

13	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2011, filed herewith.

21	List of Subsidiaries of TrustCo, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31(i)(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer, filed herewith.

31(i)(b)	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer, filed herewith.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer, filed herewith.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index

		Cross Reference to
Omitted Charts		Page of Annual Report

1	TrustCo 5 Year Chart	87

2	TrustCo 15 Year Chart	88

The charts listed above were omitted from the EDGAR version of Exhibit 13; however, the information depicted in the charts was adequately discussed and/or displayed in the tabular information within Management's Discussion and Analysis section of the Annual Report.