Form 10-Q
period 2012-03-31
TRUSTCO BANK CORP N Y
filed 2012-05-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2012

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (518) 377-3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate  by check mark whether the registrant has submitted electronically and  posted  on  its  corporate  Web  site,  if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405  of  this  chapter)  during the preceding 12 months (or for such shorter period  that  the  registrant  was  required  to  submit  and  post  such files). ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of April 30, 2012
$1 Par Value	93,674,359

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Interest and dividend income:
Interest and fees on loans	$32,425	31,677
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	2,304	3,199
States and political subdivisions	410	784
Mortgage-backed securities and collateralized mortgage obligations-residential	1,093	608
Corporate bonds	822	1,139
Other securities	95	61
Total interest and dividends on securities available for sale	4,724	5,791

Interest on held to maturity securities:
U. S. government sponsored enterprises	25	-
Mortgage-backed securities and collateralized mortgage obligations-residential	1,290	1,188
Corporate bonds	509	715
Total interest on held to maturity securities	1,824	1,903

Interest on federal funds sold and other short term investments	320	246
Total interest income	39,293	39,617

Interest expense:
Interest on deposits:
Interest-bearing checking	78	65
Savings accounts	1,102	933
Money market deposit accounts	923	1,227
Time deposits	3,418	4,443
Interest on short-term borrowings	388	407
Total interest expense	5,909	7,075

Net interest income	33,384	32,542
Provision for loan losses	3,100	4,600
Net interest income after provision for loan losses	30,284	27,942

Noninterest income:
Trustco Financial Services income	1,394	1,574
Fees for other services to customers	2,240	2,094
Net gain on securities transactions	677	287
Other	207	316
Total noninterest income	4,518	4,271

Noninterest expenses:
Salaries and employee benefits	7,743	7,026
Net occupancy expense	3,795	3,737
Equipment expense	1,520	1,332
Professional services	1,436	1,485
Outsourced services	1,250	1,350
Advertising	809	706
FDIC and other insurance	880	1,851
Other real estate expense, net	966	1,590
Other	2,245	1,769
Total noninterest expenses	20,644	20,846

Income before taxes	14,158	11,367
Income taxes	5,249	3,985

Net income	$8,909	7,382

Net income per Common Share:
- Basic	$0.095	0.096

- Diluted	$0.095	0.096

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$8,909	7,382

Net unrealized holding gain on securities available for sale	4,880	275
Reclassification adjustments for net gain recognized in income	(677)	(287)
Tax effect	(1,676)	4
Net unrealized gain (loss) on securities available for sale	2,527	(8)

Amortization of net actuarial loss	97	20
Amortization of prior service credit	(66)	(101)
Tax effect	(12)	32
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	19	(49)

Other comprehensive income (loss), net of tax	2,546	(57)
Comprehensive income	$11,455	7,325

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS:

Cash and due from banks	$39,426	44,395

Federal funds sold and other short term investments	486,055	488,548
Total cash and cash equivalents	525,481	532,943

Securities available for sale	1,093,711	917,722

Held to maturity securities (fair value 2011 $187,928; 2010 $224,440)	178,941	216,288

Loans, net of deferred fees and costs	2,524,314	2,521,303
Less:
Allowance for loan losses	48,535	48,717
Net loans	2,475,779	2,472,586

Bank premises and equipment, net	37,099	37,006
Other assets	63,432	67,099

Total assets	$4,374,443	4,243,644

LIABILITIES:
Deposits:
Demand	$281,628	267,776
Interest-bearing checking	507,510	489,227
Savings accounts	1,068,058	978,819
Money market deposit accounts	631,761	635,434
Certificates of deposit (in denominations of $100,000 or more)	467,447	460,971
Other time accounts	894,946	903,746
Total deposits	3,851,350	3,735,973

Short-term borrowings	159,002	147,563
Accrued expenses and other liabilities	19,445	21,592

Total liabilities	4,029,797	3,905,128

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,912,423 shares issued at March 31, 2012 and December 31, 2011	98,912	98,912
Surplus	176,199	176,638
Undivided profits	122,235	119,465
Accumulated other comprehensive income (loss), net of tax	53	(2,493)
Treasury stock at cost - 5,363,881 and 5,491,276 shares at March 31, 2012 and December 31, 2011, respectively	(52,753)	(54,006)

Total shareholders' equity	344,646	338,516

Total liabilities and shareholders' equity	$4,374,443	4,243,644

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Income	Stock	Total

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)		(59,369)	255,440
Comprehensive income:
Net Income - Three Months Ended March 31, 2011	-	-	7,382	-	7,382	-	7,382
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $81)	-	-	-	-	(49)	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $275)	-	-	-	-	165	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $287)	-	-	-	-	(173)	-	-
Other comprehensive income, net of tax:				(57)	(57)		(57)
Comprehensive income	-	-	-		7,325	-	-
Cash dividend declared, $.0656 per share	-	-	(5,069)	-		-	(5,069)
Sale of treasury stock (113,905 shares)	-	(381)	-	-		1,120	739
Stock based compensation expense	-	37	-	-		-	37

Ending balance, March 31, 2011	$83,166	126,638	111,093	(4,176)		(58,249)	258,472

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)		(54,006)	338,516
Comprehensive income:
Net Income - Three Months Ended March 31, 2012	-	-	8,909	-	8,909	-	8,909
Other comprehensive income, net of tax:
Amortization of net actuarial loss and prior service credit on pension and post retirement plans, net of tax (pretax of $31)	-	-	-	-	19	-	-
Unrealized net holding gain on securities available-for-sale arising during the period, net of tax (pretax gain of $4,880)	-	-	-	-	2,935	-	-
Reclassification adjustment for net gain realized in net income during the year (pretax gain $677)	-	-	-	-	(408)	-	-
Other comprehensive income, net of tax:				2,546	2,546		2,546
Comprehensive income	-	-	-		11,455	-	-
Cash dividend declared, $.0656 per share	-	-	(6,139)	-		-	(6,139)
Sale of treasury stock (127,395 shares)	-	(529)	-	-		1,253	724
Stock based compensation expense	-	90	-	-		-	90

Ending balance, March 31, 2012	$98,912	176,199	122,235	53		(52,753)	344,646

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$8,909	7,382

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,246	1,214
Loss on sale of other real estate owned	193	95
Writedown of other real estate owned	384	1,056
Provision for loan losses	3,100	4,600
Deferred tax (benefit) expense	437	(1,091)
Stock based compensation expense	90	37
Net gain on sales and calls of securities	(677)	(287)
Increase in taxes receivable	(1,934)	(2,975)
Increase in interest receivable	2,106	(440)
Decrease in interest payable	-	(131)
Decrease (increase) in other assets	(160)	2,219
Decrease in accrued expenses and other liabilities	(2,155)	(1,851)
Total adjustments	2,630	2,446
Net cash provided by operating activities	11,539	9,828

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	272,582	21,996
Proceeds from calls and maturities of held to maturity securities	47,650	20,361
Purchases of securities available for sale	(444,091)	(150,416)
Proceeds from maturities of securities available for sale	400	4,830
Purchases of held to maturity securities	(10,303)	-
Net increase in loans	(8,680)	(8,519)
Proceeds from dispositions of other real estate owned	3,371	1,389
Purchases of bank premises and equipment	(1,339)	(857)
Net cash used in investing activities	(140,410)	(111,216)

Cash flows from financing activities:

Net increase in deposits	115,377	38,954
Net increase in short-term borrowings	11,439	13,095
Proceeds from sale of treasury stock	724	739
Dividends paid	(6,131)	(5,062)
Net cash provided by financing activities	121,409	47,726
Net decrease in cash and cash equivalents	(7,462)	(53,662)
Cash and cash equivalents at beginning of period	532,943	444,250
Cash and cash equivalents at end of period	$525,481	390,588

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$5,909	7,206
Income taxes paid	7,184	6,958
Other non cash items:
Transfer of loans to other real estate owned	2,387	1,824
Increase in dividends payable	8	7
Change in unrealized gain on securities available for sale-gross of deferred taxes	4,203	(12)
Change in deferred tax effect on unrealized gain on securities available for sale	(1,676)	4
Amortization of prior service cost on pension and post retirement plans	31	(81)
Change in deferred tax effect of amortization of prior service cost	(12)	32

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2011 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three months ended March 31, 2012 and 2011 is as follows:

(dollars in thousands,
except per share data)

For the quarter ended
March 31, 2012:
Net income	$8,909
Less: Net income allocated to participating securities	10
Net income allocated to common shareholders	$8,899
Basic EPS:
Distributed earnings allocated to common stock	$6,139
Undistributed earnings allocated to common stock	2,760
Net income allocated to common shareholders	$8,899
Weighted average common shares outstanding including participating securities	93,546
Less: Participating securities	106
Weighted average common shares	93,440

Basic EPS	0.095

Diluted EPS:
Net income allocated to common shareholders	$8,899
Weighted average common shares for basic EPS	93,440
Effect of Dilutive Securities:
Stock Options	1
Weighted average common shares including potential dilutive shares	93,441

Diluted EPS	0.095

Index

(dollars in thousands,		Weighted
except per share data)		Average Shares	Per Share
	Income	Outstanding	Amounts
For the quarter ended March 31, 2011:
Basic EPS:
Income available to common shareholders	$7,382	77,241	$0.096
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,382	77,241	$0.096

For the three months ended March 31, 2012 and 2011, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 3.1 million and 2.9 million, respectively.  The stock options are antidilutive because the option price is greater than the average fair value of the Company's common stock.

Index

3.	Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month periods ended March 31, 2012 and 2011 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011

Service cost	$12	11	8	9
Interest cost	365	379	26	16
Expected return on plan assets	(474)	(496)	(113)	(112)
Amortization of net loss (gain)	102	39	(5)	(19)
Amortization of prior service credit	-	-	(66)	(101)
Net periodic benefit	$5	(67)	(150)	(207)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it did not expect to make contributions to its pension and postretirement benefit plans in 2012.  As of March 31, 2012, no contributions have been made.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2012
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$744,750	1,215	1,240	744,725
State and political subdivisions	37,331	1,036	-	38,367
Mortgage backed securities and collateralized mortgage obligations - residential	217,606	1,910	215	219,301
Corporate bonds	81,850	709	905	81,654
Other	650	-	-	650
Total debt securities	1,082,187	4,870	2,360	1,084,697
Equity securities	9,014	-	-	9,014
Total securities available for sale	$1,091,201	4,870	2,360	1,093,711

Index

(dollars in thousands)	December 31, 2011
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$562,588	1,171	300	563,459
State and political subdivisions	42,812	1,156	-	43,968
Mortgage backed securities and collateralized mortgage obligations - residential	202,103	2,335	415	204,023
Corporate bonds	102,248	70	5,710	96,608
Other	650	-	-	650
Total debt securities	910,401	4,732	6,425	908,708
Equity securities	9,014	0	-	9,014
Total securities available for sale	$919,415	4,732	6,425	917,722

Federal Home Loan Bank stock and Federal Reserve Bank stock included in equity securities at March 31, 2012 and December 31, 2011, totaled $9.0 million.

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2012, based on the securities' final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

	March 31, 2012
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$15,446	15,718
Due in one year through five years	774,615	776,623
Due after five years through ten years	273,005	272,539
Due after ten years	19,121	19,817
	$1,082,187	1,084,697

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)
Available for sale	March 31, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$384,355	1,240	-	-	384,355	1,240
Mortgage backed securities and collateralized mortgage obligations - residential	60,155	169	777	46	60,932	215
Corporate bonds	20,837	687	20,437	218	41,274	905
Total available for sale	$465,347	2,096	21,214	264	486,561	2,360

(dollars in thousands)	December 31, 2011
Available for sale	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$147,881	300	-	-	147,881	300
Mortgage backed securities and collateralized mortgage obligations - residential	107,369	369	781	46	108,150	415
Corporate bonds	72,077	4,487	19,467	1,223	91,544	5,710
Total available for sale	$327,327	5,156	20,248	1,269	347,575	6,425

Proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses for the three months ended  March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Proceeds from sales	37,857	5,549
Proceeds from calls	234,725	16,447
Gross realized gains	775	287
Gross realized losses	98	-

Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $237 thousand and $100 thousand for the three months ended March 31, 2012 and 2011, respectively.

Index

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2012
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	143,629	7,364	-	150,993
Corporate bonds	35,312	1,623	-	36,935
Total held to maturity securities	$178,941	8,987	-	187,928

(dollars in thousands)	December 31, 2011
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
U.S. government sponsored enterprises	$15,000	19	-	15,019
Mortgage backed securities and collateralized mortgage obligations - residential	141,857	7,727	46	149,538
Corporate bonds	59,431	834	382	59,883
Total held to maturity securities	$216,288	8,580	428	224,440

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2012, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using estimated average life):

	March 31, 2012
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$15,371	15,559
Due in one year through five years	134,956	142,517
Due in five years through ten years	28,614	29,852
	$178,941	187,928

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

As of March 31 2012, there were no held to maturity securities in an unrecognized loss position.

Index

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position as of December 31, 2011, were as follows:

(dollars in thousands)	December 31, 2011
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss

Mortgage backed securities and collateralized mortgage obligations - residential	$19,328	46	-	-	19,328	46
Corporate bonds	9,532	382	-	-	9,532	382
Total	$28,860	428	-	-	28,860	428

There were no sales or transfers of held to maturity securities during 2012 and 2011.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of March 31, 2012, the Company’s security portfolio consisted of 274 securities, 51 of which were in an unrealized loss position, and are discussed below.

Index

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At March 31, 2012, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily GNMA (Ginnie Mae), FNMA (Fannie Mae) and FHLMC (Freddie Mac), institutions which the government has affirmed its commitment to  support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the  Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

Corporate bonds

In the case of corporate bonds, the Company's exposure is primarily in bonds of firms in the financial sector.  Changing market perceptions of that sector and of some specific firms has had a negative impact on bond pricing.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

U.S. Government-sponsored enterprises

At March 31, 2012, the Company has unrealized losses on U.S. government-sponsored enterprises. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

As a result of the above analysis, for the quarter ended March 31, 2012, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

5.	Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	March 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$186,053	25,180	211,233
Other	24,186	94	24,280
Real estate mortgage - 1 to 4 family:
First mortgages	1,737,187	188,224	1,925,411
Home equity loans	43,799	1,068	44,867
Home equity lines of credit	286,850	27,818	314,668
Installment	3,790	65	3,855
Total loans, net	$2,281,865	242,449	2,524,314
Less: Allowance for loan losses			48,535
Net loans			$2,475,779

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$189,101	25,226	214,327
Other	33,734	102	33,836
Real estate mortgage - 1 to 4 family:
First mortgages	1,731,127	177,518	1,908,645
Home equity loans	46,082	1,224	47,306
Home equity lines of credit	285,762	27,276	313,038
Installment	4,078	73	4,151
Total loans, net	$2,289,884	231,419	2,521,303
Less: Allowance for loan losses			48,717
Net loans			$2,472,586

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2012 and December 31, 2011, the Company had approximately $35.3 million and $32.5 million of real estate construction loans, respectively.  As of March 31, 2012, approximately $14.5 million are secured by first mortgages to residential borrowers while approximately $20.8 million were to commercial borrowers for residential constructions projects.  Of the $32.5 million in real estate construction loans at December 31, 2011, approximately $11.6 million were secured by first mortgages to residential borrowers with the remaining $20.9 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are secured by residential real estate in the Company's New York market area.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index

The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,535	5,874	11,409
Other	132	-	132
Real estate mortgage - 1 to 4 family:
First mortgages	25,667	8,848	34,515
Home equity loans	822	-	822
Home equity lines of credit	3,405	556	3,961
Installment	9	-	9
Total non-accrual loans	35,570	15,278	50,848
Other nonperforming real estate mortgages - 1 to 4 family	306	-	306
Total nonperforming loans	$35,876	15,278	51,154

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$4,968	5,000	9,968
Other	13	-	13
Real estate mortgage - 1 to 4 family:
First mortgages	24,392	9,862	34,254
Home equity loans	968	57	1,025
Home equity lines of credit	2,460	743	3,203
Installment	3	-	3
Total non-accrual loans	32,804	15,662	48,466
Other nonperforming real estate mortgages - 1 to 4 family	312	-	312
Total nonperforming loans	$33,116	15,662	48,778

As of March 31, 2012 and December 31, 2011, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	March 31, 2012
New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,233	3,233	182,820	186,053
Other	5	7	-	12	24,174	24,186
Real estate mortgage - 1 to 4 family:
First mortgages	5,035	2,522	20,931	28,488	1,708,699	1,737,187
Home equity loans	420	6	722	1,148	42,651	43,799
Home equity lines of credit	1,071	123	3,131	4,325	282,525	286,850
Installment	9	10	8	27	3,763	3,790

Total	$6,540	2,668	28,025	37,233	2,244,632	2,281,865

Index

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	2,852	5,874	8,726	16,454	25,180
Other	-	-	-	-	94	94
Real estate mortgage - 1 to 4 family:
First mortgages	734	920	7,433	9,087	179,137	188,224
Home equity loans	-	42	-	42	1,026	1,068
Home equity lines of credit	12	-	435	447	27,371	27,818
Installment	-	-	-	-	65	65

Total	$746	3,814	13,742	18,302	224,147	242,449

	December 31, 2011
New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$400	-	3,157	3,557	185,544	189,101
Other	-	-	-	-	33,734	33,734
Real estate mortgage - 1 to 4 family:
First mortgages	7,850	2,313	20,294	30,457	1,700,670	1,731,127
Home equity loans	186	32	852	1,070	45,012	46,082
Home equity lines of credit	871	473	2,371	3,715	282,047	285,762
Installment	29	4	2	35	4,043	4,078

Total	$9,336	2,822	26,676	38,834	2,251,050	2,289,884

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,042	-	5,000	6,042	19,184	25,226
Other	-	-	-	-	102	102
Real estate mortgage - 1 to 4 family:
First mortgages	813	1,502	8,973	11,288	166,230	177,518
Home equity loans	68	-	65	133	1,091	1,224
Home equity lines of credit	100	91	684	875	26,401	27,276
Installment	1	-	-	1	72	73

Total	$2,024	1,593	14,722	18,339	213,080	231,419

As of March 31, 2012 and December 31, 2011, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.

Interest on nonaccrual and restructured loans that was collected and recognized as income during the three months ended March 31, 2012, and 2011, was not material.

Index

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

(dollars in thousands)	For the quarter ended March 31, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,737	44,882	98	48,717
Loans charged off:
New York and other states*	324	1,257	8	1,589
Florida	168	1,675	-	1,843
Total loan chargeoffs	492	2,932	8	3,432

Recoveries of loans previously charged off:
New York and other states*	3	121	16	140
Florida	8	2	-	10
Total recoveries	11	123	16	150
Net loans charged off	481	2,809	(8)	3,282
Provision for loan losses	346	2,778	(24)	3,100
Balance at end of period	$3,602	44,851	82	48,535

(dollars in thousands)	For the quarter ended March 31, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	50	1,005	22	1,077
Florida	-	1,877	1	1,878
Total loan chargeoffs	50	2,882	23	2,955

Recoveries of loans previously charged off:
New York and other states*	-	106	13	119
Florida	3	1	1	5
Total recoveries	3	107	14	124
Net loans charged off	47	2,775	9	2,831
Provision for loan losses	(30)	4,663	(33)	4,600
Balance at end of period	$4,150	39,336	194	43,680

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2012
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,602	44,851	82	48,535

Total ending allowance balance	$3,602	44,851	82	48,535

Loans:
Individually evaluated for impairment	$11,541	3,933	-	15,474
Collectively evaluated for impairment	223,972	2,281,013	3,855	2,508,840

Total ending loans balance	$235,513	2,284,946	3,855	2,524,314

Index

	December 31, 2011
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,479	98	48,717

Total ending allowance balance	$4,140	44,479	98	48,717

Loans:
Individually evaluated for impairment	$9,981	3,686	-	13,667
Collectively evaluated for impairment	238,182	2,265,303	4,151	2,507,636

Total ending loans balance	$248,163	2,268,989	4,151	2,521,303

The Company did not acquire any loans with deteriorated credit quality in 2012 and 2011.

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s, which are included in nonaccrual loans at March 31, 2012 and December 31, 2011, are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

The following tables present impaired loans by loan class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,535	6,543	-	5,290	-
Other	132	151	-	53	-
Real estate mortgage - 1 to 4 family:
First mortgages	3,240	4,751	-	3,167	8
Home equity loans	144	196	-	146	-
Home equity lines of credit	-	149	-	-	-

Total	$9,051	11,790	-	8,656	8

Index

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,874	10,084	-	5,639	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	549	1,015	-	601	-
Home equity lines of credit	-	62	-	-	-

Total	$6,423	11,161	-	6,240	-

	December 31, 2011
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$4,968	5,684	-	5,198	-
Other	13	32	-	56	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,874	3,299	-	1,664	30
Home equity loans	151	199	-	69	3
Home equity lines of credit	-	75	-	-	2

Total	$8,006	9,289	-	6,987	35

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,000	9,042	-	6,774	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	705	1,301	-	224	-

Total	$5,705	10,343	-	6,998	-

In the preceding tables, the average recorded investment in impaired loans includes the year-to-date average of all impaired loans.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

Management evaluates impairment on commercial and commercial real estate loans that are past due as well as in situations where circumstances dictate that an evaluation is prudent.  If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time.  As a result, as of March 31, 2012 and December 31, 2011, based upon management's evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

Index

As of both March 31, 2012 and December 31, 2011, total TDR's amounted to $5.2 million.

As of March 31, 2012, all loans classified as TDR's are on nonaccrual.  In addition, due to the sufficiency of prior chargeoffs taken, none of the allowance for loan losses has been allocated to TDR's and the impact of the identification of these loans as TDR's did not have a material impact on the allowance.  During the three months ended March 31, 2012, there were $28 thousand of chargeoffs on loans identified as TDR's.

The Company is not committed to lend any additional amounts to borrowers with outstanding loans that are classified as TDR's.

The following tables present modified loans by class that were determined to be TDR's that occurred during the three months and the twelve months ended March 31, 2012:

During the three months ended March 31, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	442	434
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	4	$442	434

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	163	154

Total	1	$163	154

Index

	During the twelve months ended March 31, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	1	$91	90
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	25	2,763	2,516
Home equity loans	3	120	106
Home equity lines of credit	-	-	-

Total	29	$2,974	2,712

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	682	549

Total	5	$682	549

In addition to the loans in the preceding tables, as of March 31, 2012, the Company has approximately $1.5 million of commercial and commercial real estate loans which were classified as TDR's as a result of modifications prior to 2011.  In these cases, the loan modification included a reduction in the stated interest rate on the loan to the current market rate available.  These loans were in nonaccrual status as of March 31, 2012 and December 31, 2011.  As of March 31, 2012, these loans were performing in accordance with their modified terms.

Index

The following table presents loans by class modified as TDR's that occurred during the twelve months ended March 31, 2012 for which there was a payment default during the same period:

New York and other states*:	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20	2,151
Home equity loans	3	106
Home equity lines of credit	-	-

Total	23	$2,257

Florida:
	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	549

Total	5	$549

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company's underwriting policy.

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

Index

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

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the    Company will sustain some loss if the deficiencies are not corrected.  All existing substandard loans are considered impaired.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those loans classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  All substandard loans are considered impaired.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of March 31, 2012
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$174,607	11,446	186,053
Other	23,918	268	24,186

	$198,525	11,714	210,239

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$16,706	8,474	25,180
Other	94	-	94

	$16,800	8,474	25,274

Index

	As of December 31, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$181,809	7,384	189,193
Other	33,721	13	33,734

	$215,530	7,397	222,927

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$17,534	7,600	25,134
Other	102	-	102

	$17,636	7,600	25,236

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at March 31, 2012 and December 31, 2011 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2012 and December 31, 2011 is presented in the recorded investment in non-accrual loans table.

6.	Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices or similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the value that market participants would use in pricing an asset or liability.

Index

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale are determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income. Also classified as available for sale securities are equity securities where fair value is determined by quoted market prices and these are designated as Level 1. The Company does not have any securities that would be designated as level 3.

Other Real Estate Owned: Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  This results in a Level 3 classification of the inputs for determining fair value.

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally have had a chargeoff through the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.  When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or the Company’s internal Appraisal Department.  All indications of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Discounts are applied as necessary based on the nature of the property, the aging of the valuation and other factors.

Index

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S.government-sponsored enterprises	$744,725	-	744,725	-
State and political subdivisions	38,367	-	38,367	-
Mortgage-backed securities and collateralized mortgage obligations - residential	219,301	-	219,301	-
Corporate bonds	81,654	-	81,654	-
Other securities	660	10	650	-

Total securities available-for-sale	$1,084,707	10	1,084,697	-

	Fair Value Measurements at
	December 31, 2011 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$563,459	-	563,459	-
State and political subdivisions	43,968	-	43,968	-
Mortgage-backed securities and collateralized mortgage obligations - residential	204,023	-	204,023	-
Corporate bonds	96,608	-	96,608	-
Other securities	660	10	650	-

Total securities available-for-sale	$908,718	10	908,708	-

There were no transfers between level 1 and level 2 during 2012 and 2011. The securities available for sale in the above table do not include Federal Home Loan Bank stock and Federal Reserve Bank stock as it is not practical to determine fair value of these securities due to the restricted nature of these securities.

Index

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$3,704	-	-	3,704
Impaired loans:
Commercial real estate	8,007	-	-	8,007
Real estate mortgage - 1 to 4 family:
First mortgages	1,569	-	-	1,569
Home equity loans	40	-	-	40

Other real estate owned, which is carried at fair value less costs to sell, approximates $3.7 million at March 31, 2012, and consisted of $348 thousand of commercial real estate and $3.4 million of residential real estate properties.  A valuation charge of $293 thousand is included in earnings for the three months ended March 31, 2012.

Of the total impaired loans of $15.5 million at March 31, 2012, $9.6 million are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to commercial impaired loans were $492 thousand for the quarter ended March 31, 2012, while gross residential impaired loan charge-offs amounted to $17 thousand.

	Fair Value Measurements at
	December 31, 2011 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$5,265	-	-	5,265
Impaired loans:
Commercial real estate	7,457	-	-	7,457
Real estate mortgage - 1 to 4 family:
First mortgages	1,732	-	-	1,732

Other real estate owned, which is carried at fair value, approximates $5.3 million at December 31, 2011, and consisted of $1.7 million of commercial real estate and $3.6 million of residential real estate properties.  A valuation charge of $3.5 million is included in earnings for the year ended December 31, 2011.

Of the total impaired loans of $13.7 million at December 31, 2011, $9.2 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to commercial impaired loans were $1.1 million for the year ended December 31, 2011, while gross residential impaired loan charge-offs amounted to $1.4 million.

Index

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2012 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$525,481	525,481	-	-	525,481
Securities available for sale	1,084,707	10	1,084,697	-	1,084,707
Held to maturity securities	178,941	-	187,928	-	187,928
Net loans	2,475,779	-	-	2,596,946	2,596,946
Accrued interest receivable	11,846	-	4,571	7,275	11,846
Financial liabilities:
Demand deposits	281,628	281,628	-	-	281,628
Interest bearing deposits	3,569,722	2,207,329	1,367,205	-	3,574,534
Short-term borrowings	159,002	-	159,002	-	159,002
Accrued interest payable	762	147	615	-	762

	As of
(dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$532,943	532,943
Securities available for sale	908,718	908,718
Held to maturity securities	216,288	224,440
Net loans	2,472,586	2,590,803
Accrued interest receivable	13,952	13,952
Financial liabilities:
Demand deposits	267,776	267,776
Interest bearing deposits	3,468,197	3,474,558
Short-term borrowings	147,563	147,563
Accrued interest payable	762	762

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents

The carrying values of these financial instruments approximate fair values and are classified as level 1.

Loans

The fair values of all loans are estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Index

Deposit Liabilities

The fair values disclosed for noninterest bearing deposits, interest bearing checking accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date resulting in a level 1 classification.  The carrying value of all variable rate certificates of deposit approximates fair value resulting in a level 2 classification. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity resulting in a level 2 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a  Level 1, Level 2 or Level 3 classification consistent with the asset or liability that they are associated with.

Short-Term Borrowings and Other Financial Instruments

The fair value of all short-term borrowings, and other financial instruments approximates the carrying value resulting in a level 2 classification.

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

Index

7.	Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at	2012	Balance at
	12/31/2011	Change	3/31/2012

Net unrealized holding gain (loss) on securities available for sale	$(1,018)	2,527	1,509
Net change in funded status of pension and postretirement benefit plans	(1,475)	19	(1,456)

Accumulated other comprehensive income	$(2,493)	2,546	53

8.	New Accounting Pronouncements

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 6.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.  A new statement of other comprehensive income is included as part of the consolidated financial statements as of March 31, 2012.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of March 31, 2012, and the related consolidated statements of income, comprehensive income, and changes in shareholders equity for the three-month periods ended March 31, 2012 and 2011, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company's management.

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
May 4, 2012

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

●	Credit risk,

●
The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations.

●	Competition,

●	The effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities).

●	Real estate and collateral values,

●	Changes in accounting policies and practices as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,

●	Changes in local market areas and general business and economic trends, and

●	The matters described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our subsequent securities filings.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2012 and 2011.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month period ended March 31, 2012, with comparisons to 2011 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2011 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continued to present mixed messages during the first quarter of 2012.  Equity markets produced strong gains during the quarter with the S&P 500 Index up 12.0%.  Credit markets  continued to show significant volatility during the quarter, with interest rates generally up from December 31, 2011 to March 31, 2012.  For example, the 10 year Treasury yield increased 34 basis points to 2.23% from the end of 2011 to the end of the first quarter, however the yield was significantly higher and lower than the ending point during the course of the quarter.  The target Fed Funds range remained unchanged at zero to 0.25% during the first quarter.

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  The housing market remains troubled and issues regarding home foreclosures remain prominent topics of discussion in the media and within government.  Federal deficits and debt levels have received significant political and media attention, and sovereign fiscal issues in a number of nations, including Greece, Ireland, Spain and others have caused significant uncertainty in financial markets worldwide.  International efforts to address these issues have reduced the apparent near term risks, but significant uncertainty remains.

The pace of bank failures has declined from 2011.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.

Index

The FRB has lowered its expectations for near term economic recovery in the United States and many economists have done the same.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  Although the FRB’s quantitative easing programs have ended in terms of adding to its holdings of financial assets, it continues to maintain its positions.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all.  More recently, the FRB has attempted to influence the shape of the yield curve by selling shorter term bonds and buying longer term bonds, with a goal of reducing longer term interest rates.  The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which will likely have a significant impact on the financial services industry.  Regulatory changes that have been implemented to date have reduced interchange revenue level that banks previously earned.

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant increase in the inherent risk of loss in its loan portfolios at March 31, 2012, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve remained positive, with a modestly steeper slope at the end of the quarter than at the beginning.  On average, however, the slope was consistent from the fourth quarter of 2011 to the first quarter of 2012.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 1.75% in the first quarter of 2012, compared to 1.78% during the fourth quarter.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB’s quantitative easing through June 2011 was designed to maintain low interest rates, but the end of the quantitative easing program and the sheer volume of government financing expected in the coming quarters may lead to increased rates.  Future gains in the level of economic activity could lead to higher inflation, and potentially higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Overview
TrustCo recorded net income of $8.9 million, or $0.095 of diluted earnings per share for the three months ended March 31, 2012, as compared to net income of $7.4 million or $0.096 of diluted earnings per share in the same period in 2011.

The primary factors accounting for the change in net income for three month period ended March 31, 2012 as compared to the prior year were:

•	An increase in the average balance of interest earning assets of $305.8 million to $4.17 billion for the first quarter of 2012 compared to the same period in 2011,

•	An increase in the average balance of interest bearing liabilities of $196.9 million to $3.64 billion for the first quarter of 2012 as compared to 2011,

•
A decrease in net interest margin for the first quarter of 2012 to 3.23% from 3.40% in the prior year.  The decline in the margin partly offset the beneficial impact of the increase in average earning assets, resulting in an increase of $713 thousand in taxable equivalent net interest income in the first quarter of 2012 compared to the first quarter of 2011.

•	A decrease in the provision for loan losses to $3.1 million in the first quarter of 2012 from $4.6 million in the first quarter of 2011.

•	An increase of $390 thousand in net gains on securities transactions for the first quarter of 2012 as compared to same period in 2011.

Index

•	A decrease of $202 thousand in noninterest expense for the first quarter of 2012 as compared to 2011.

•	The stock offering completed on July 6, 2011 raised net proceeds of $67.6 million, which was invested in earning assets.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2011 is a description of the effect interest rates had on the results for the year 2011 compared to 2010.  Many of the same market factors discussed in the 2011 Annual Report continued to have a significant impact on the first quarter results for 2012.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  The FRB has also stated that it intends to hold rates at low levels in order to support growth.  As noted in the most recent minutes of the FRB Board of Governors (“BOG”), “The BOG…continues to forecast that GDP growth would pick up only gradually in 2012 and 2013, supported by accommodative monetary policy, easing credit conditions, and improvements in consumer and business sentiment. The wide margin of slack in product and labor markets was expected to decrease gradually over the projection period, but the unemployment rate was expected to remain elevated at the end of 2013.”  As a result, the BOG expects that “…conditions…are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.”

Index

Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the first quarter of 2012 relative to prior periods, but at a slower pace as rates reach extremely low levels.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market, however various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the first quarter of 2012, although the rate of decline has slowed.

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

For the first quarter of 2012, the net interest margin was 3.23%, down 17 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

●
The average balance of federal funds sold and other short-term investments increased by $113.2 million while the average yield was flat at 25 basis points.  The increase in the average balance reflects the strong growth of deposit account balances, the lack of attractive longer term investment opportunities, the proceeds from the stock offering and the Company’s intent to maintain additional liquidity.

●
The average balance of securities available for sale and held-to-maturity securities  increased by $21.3 million and the average yield decreased to 2.37% for the first quarter of 2012 compared to 2.89% for the same period in 2011.  Within the total securities portfolio, the available-for-sale portfolio increased by $737 thousand, while the held-to-maturity portfolio increased by $20.6 million.

●
The average loan portfolio grew by $171.2 million to $2.52 billion and the average yield decreased 24 basis points to 5.16% in the first quarter of 2012 compared to the same period in 2011.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

●
The average balance of interest bearing liabilities (primarily deposit accounts) increased $196.9 million and the average rate paid decreased 18 basis points to 0.65% in the first quarter of 2012 compared to the same period in 2011.  The decline in the rate paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the first quarter of 2012, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $3.87 billion in the first quarter of 2011 to $4.17 billion in the same period of 2012 with an average yield of 4.14% in 2011 and 3.79% in 2012.  Interest income on average earning assets declined slightly from $40.0 million in the first quarter of 2011 to $39.5 million in the first quarter of 2012, on a tax equivalent basis, as the increase in average earning assets offset part of the decline in average yield.

Loans
The average balance of loans was $2.52 billion in the first quarter of 2012 and $2.35 billion in the comparable period in 2011.  The yield on loans decreased 24 basis points to 5.16%.  The higher average balances more than offset the lower yield, leading to a nominal increase in the interest income on loans from $31.7 million in the first quarter of 2011 to $32.5 million in the first quarter of 2012.

Compared to the first quarter of 2011, the average balance of the loan portfolio during the first quarter of 2012 increased in the residential mortgage and home equity categories, but declined in the commercial and installment loan categories.  The average balance of residential mortgage loans was $1.96 billion in 2012 compared to $1.80 billion in 2011, an increase of 8.8%.  The average yield on residential mortgage loans decreased by 26 basis points to 5.33% in the first quarter of 2012 compared to 2011.

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

Index

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $12.2 million to an average balance of $241.3 million in the first quarter of 2012 compared to the prior year.  The average yield on this portfolio decreased 23 basis points to 5.57% over the same period.

The average yield on home equity credit lines declined 6 basis points to 3.66% during the first quarter of 2012 compared to 2011 with the change reflecting that introductory rates repriced to the index rate.  The average balances of home equity lines increased 8.4% to $315.0 million in the first quarter of 2012 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2012 was $938.3 million compared to $937.5 million for the comparable period in 2011.  The stable balances reflect the reinvestment of funds from matured and called securities, as well as cash flows from amortizing securities.  The average yield was 2.10% for the first quarter of 2012 and 2.63% for the first quarter of 2011.  The decline in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $2.5 million as of March 31, 2012 compared to a net unrealized loss of $1.7 million as of December 31, 2011, with the change due primarily to a decrease in long term interest rates.  In the case of corporate bonds, the Company exposure is primarily in bonds of firms in the financial sector and changing market perceptions of that sector and of some specific firms has had a negative impact on bond pricing.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $200.3 million for the first quarter of 2012 compared to $179.7 million in the first quarter of 2011.  The increase in balances reflects the reinvestment of funds from calls, maturities and amortization, as well as the utilization of some of the deposit inflow for the period.  The Company expects to continue to designate some of its securities as held-to-maturity.  The average yield was 3.64% for the 2012 period compared to 4.23% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2012, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Index

Federal Funds Sold and Other Short-term Investments
The 2012 first quarter average balance of federal funds sold and other short-term investments was $512.4 million, a $113.2 million increase from the $399.2 million average for the same period in 2011.  The yield was flat at 0.25%.  Interest income from this portfolio increased by $74 thousand from $246 thousand in 2011 to $320 thousand in 2012, reflecting the average balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.32 billion during the first quarter of 2011 to $3.50 billion in the first quarter of 2012, and the average rate paid decreased from 0.82% for 2011 to 0.63% for 2012.  Total interest expense on these deposits decreased $1.1 million to $5.5 million in the first quarter of 2012 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The low rate environment led more consumers to hold funds in money market, savings and demand accounts as opposed to committing to a longer term certificate.  From the first quarter of 2011 to the first quarter of 2012, interest bearing demand account average balances were up 11.8%, money market account average balances were up 2.4% and savings account average balances were up 24.9%, while non-interest demand average balances were up 6.6%.  Average balances in certificates of deposits declined 6.0% over the same time frame, but still constitute 36.3% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At March 31, 2012, the maturity of total time
deposits is as follows:

(dollars in thousands)
Under 1 year	$1,212,731
1 to 2 years	123,464
2 to 3 years	13,648
3 to 4 years	10,271
4 to 5 years	1,922
Over 5 years	357
$1,362,393

Average short-term borrowings for the quarter were $145.5 million in 2012 compared to $130.0 million in 2011.  The average rate decreased during this time period from 1.27% in 2011 to 1.07% in 2012.    The short-term borrowings of the Company were cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index

Net Interest Income
Taxable equivalent net interest income increased by $713 thousand to $33.6 million in the first quarter of 2012 as compared to the same period in 2011.  The net interest spread was down 17 basis points to 3.14% in the first quarter of 2012 as compared to the year ago period. As previously noted, the net interest margin was down 17 basis points to 3.23% for the first quarter of 2012 as compared to the same period in 2011.

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of March 31, 2012:

Nonperforming loans: Total NPLs were $51.2 million at March 31, 2012, compared to $50.4 million at March 31, 2011 and $48.8 million at December 31, 2011.  There were $50.8 million of nonaccrual loans at March 31, 2012 compared to $50.1 million at March 31, 2011 and $48.5 million at December 31, 2011.  There were no loans at March 31, 2012 and 2011, or December 31, 2011 that were past due 90 days or more and still accruing interest.

At March 31, 2012, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $51.2 million, $39.6 million were residential real estate loans and $11.5 million were commercial mortgages and commercial loans, compared to $38.8 million and $10.0 million, respectively at December 31, 2011.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.49% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2012 (annualized), equal to the first quarter of 2011.  These levels are elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated automatically generated notices as well as personalized phone calls and letters.  Loans are placed in non-accrual status once they are 90 days past due or earlier if management has determined that such classification is appropriate.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically and the loan value is written down if the collateral value is insufficient.

Index

The Company originates loans throughout its deposit franchise area.  At March 31, 2012, 90.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 9.6% were in Florida.  Those figures compare to 90.8% and 9.2%, respectively at December 31, 2011.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in Florida than in New York, at 10.4% and 9.2%, respectively, as of March 31, 2012.  Both the Florida and New York levels of commercial loans declined from December 31, 2011 with the Florida number coming down from 10.9% at that date and the New York number from 9.7%.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York.  Reflecting that, nonperforming loans are more heavily weighted towards Florida.  As of March 31, 2012, 29.9% of nonperforming loans were to Florida borrowers, compared to 70.1% in New York and surrounding areas.  The level of Florida based nonperforming loans declined from 32.1% as of December 31, 2011.  Net charge-offs also reflect local conditions.  For the three months ended March 31, 2012, Florida net charge-offs were equal to 55.9% of total net charge-offs, compared to 44.1% for New York and surrounding areas.  For the full year 2011, Florida net charge-offs were 66.6% of total net charge-offs, and New York and surrounding area net charge-offs were 33.4%.  The higher level of net charge-offs relative to loan outstandings reflects both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2012, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $11.5 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2012, compared to $10.0 million at December 31, 2011.  There were $3.9 million of impaired retail loans at March 31, 2012, compared to $3.7 million at December 31, 2011.  As previously noted, the increase in impaired retail loans is the result of the adoption of new accounting guidance for determining when a loan modification is a TDR.  The average balances of all impaired loans were $14.9 million during the first quarter of 2012 and $14.0 million for the full year 2011.  The Company recognized approximately $8 thousand of interest income on nonaccrual and restructured loans in the first quarter of 2012 compared to approximately $35 thousand for all of 2011.

Index

At March 31, 2012 there was $3.7 million of foreclosed real estate as compared to $5.3 million at December 31, 2011.

During the first quarter of 2012, there were $492 thousand of gross commercial loan charge offs and $2.9 million of gross residential mortgage and consumer loan charge-offs as compared with $50 thousand of gross commercial loan charge-offs and $2.9 million of residential mortgage and consumer loan charge-offs in the first quarter of 2011.  Gross recoveries during the first quarter of 2012 were $11 thousand for commercial loans and $139 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $121 thousand for residential and consumer in the first quarter of 2011.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

The allocation of the allowance for loans losses is as follows:
	As of		As of
	March 31, 2012		December 31, 2011
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,602	8.5%	$3,737	9.0%
Real estate - construction	682	1.4%	632	1.3%
Real estate mortgage - 1 to 4 family	36,891	77.5%	36,747	77.1%
Home equity lines of credit	7,278	12.5%	7,503	12.4%
Installment Loans	82	0.2%	98	0.2%
	$48,535	100.0%	$48,717	100.0%

At March 31, 2012, the allowance for loan losses was $48.5 million, compared to the December 31, 2011 balance of $48.7 million.  The allowance represents 1.92% of the loan portfolio as of March 31, 2012 compared to 1.93% at December 31, 2011.

The provision for loan losses was $3.1 million for the quarter ended March 31, 2012 compared to $4.6 million for the first quarter of 2011.  Net charge-offs for the three-month period ended March 31, 2012 were $3.3 million, compared to $2.8 million in the year earlier period.  In deciding on the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Using this internal model, the fair value of capital projections as of March 31, 2012 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2012. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2012	Fair value of Assets
+400 BP	12.58%
+300 BP	13.15
+200 BP	13.69
+100 BP	14.30
Current rates	14.28
-100 BP	12.24

Noninterest Income
Total noninterest income for the first quarter of 2012 was $4.5 million, compared to $4.3 million in the prior year period.  Excluding net securities transactions, non-interest income decreased $143 thousand in the first quarter of 2012 to $3.8 million, compared to the first quarter of 2011.  Net gains on securities transactions were $677 thousand in the first quarter of 2012, compared to net gains of $287 thousand in the first quarter of 2011.

Trustco Financial Services income declined $180 thousand to $1.4 million for the first quarter of 2012 compared to the first quarter of 2011 due to a reduction in nonrecurring fee income from estate settlements and tax return preparation services. Assets under management were $823 million at March 31, 2012 compared to $784 million at December 31, 2011 and $811 million at March 31, 2011.  The increase in assets compared to the prior periods was due to market conditions and net account additions.

Index

The total of fees for other services to customers plus other income was $2.4 million in the first quarter of 2012, flat with the same period in 2011 as growth in the number of customers and accounts, as well as some new or increased fees offset the impact of new regulations that have had a negative impact on certain service fees.

Noninterest Expenses
Total noninterest expenses were $20.6 million for the three months ended March 31, 2012, compared to $20.8 million for the three months ended March 31, 2011.  The decrease of $202 thousand was primarily due to decreases in two categories.  FDIC and other insurance was down $971 thousand and other real estate expense decreased $624 thousand.  The decline in FDIC costs reflect a lower assessment rate while the decline in other real estate expense reflects lower levels of foreclosed properties.  Most other expense categories were relatively stable, with an increase of $717 thousand in salaries and benefits being the one significant increase.  The increase in salaries and benefits was primarily due to higher benefit costs.  Full time equivalent headcount was 734 as of March 31, 2012 down from 740 as of March 31, 2011.

Net occupancy expense increased $58 thousand to $3.8 million during the first quarter of 2012 compared to the same period in 2011.  Equipment expense was up $188 thousand to $1.5 million in the first quarter of 2012 versus the prior year.  Professional services were down $49 thousand to $1.4 million for the quarter.  Outsourced services were down $100 thousand to $1.3 million.  Advertising expenses increased by $103 thousand to $809 thousand in the first quarter of 2012 compared to the prior year.

Income Taxes
In the first quarter of 2012, TrustCo recognized income tax expense of $5.2 million as compared to $4.0 million for the same period in 2011.  The effective tax rates were 37.1% and 35.1% for the first quarters of 2012 and 2011, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Index

Total shareholders’ equity at March 31, 2012 was $344.6 million, compared to $258.5 million at March 31, 2011. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2012.  This results in a dividend payout ratio of 68.9% based on first quarter 2012 earnings per share of $0.095.

The Company and the Bank achieved the following capital ratios as of March 31, 2012 and 2011:

Trustco Bank

(dollars in thousands)	As of March 31,		Well	Adequately
	2012	2011	Capitalized*	Capitalized*

Tier 1 leverage capital	7.74%	6.36%	5.00%	4.00%
Tier 1 risk-based capital	15.87	12.36	6.00	4.00
Total risk-based capital	17.13	13.62	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of March 31,
	2012	2011

Tier 1 leverage capital	7.87%	6.53%
Tier 1 risk-based capital	16.12	12.66
Total risk-based capital	17.38	13.92

In addition, at March 31, 2012, the consolidated equity to total assets ratio was 7.87%, compared to 6.44% at March 31, 2011.  TrustCo is not currently subject to regulatory minimums.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $1.3 million in 2012 and ($5.2 million) in 2011.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$590,746	2,304	1.56%	669,915	3,199	1.91%	(895)	(351)	(544)
Mortgage backed securities and collateralized mortgage obligations-residential	204,659	1,093	2.14%	69,787	608	3.49%	485	1,974	(1,489)
State and political subdivisions	40,013	603	6.02%	73,331	1,159	6.32%	(556)	(503)	(53)
Corporate bonds	93,168	822	3.53%	116,756	1,139	3.90%	(317)	(216)	(101)
Other	9,664	95	3.96%	7,724	61	3.17%	34	17	17

Total securities available for sale	938,250	4,917	2.10%	937,513	6,166	2.63%	(1,249)	921	(2,170)

Federal funds sold and other short-term Investments	512,380	320	0.25%	399,184	246	0.25%	74	74	-

Held to maturity securities:
U. S. government sponsored enterprises	4,286	25	2.38%	-	-	0.00%	25	25	-
Corporate bonds	52,897	509	3.85%	62,267	715	4.59%	(206)	(99)	(107)
Mortgage backed securities-residential	143,146	1,290	3.60%	117,467	1,188	4.05%	102	769	(667)

Total held to maturity securities	200,329	1,824	3.64%	179,734	1,903	4.23%	(79)	693	(772)

Commercial loans	241,269	3,363	5.57%	253,465	3,677	5.80%	(314)	(172)	(142)
Residential mortgage loans	1,962,648	26,112	5.33%	1,803,268	25,189	5.59%	923	6,749	(5,826)
Home equity lines of credit	314,999	2,865	3.66%	290,666	2,666	3.72%	199	459	(260)
Installment loans	3,615	145	15.16%	3,895	152	15.84%	(7)	(4)	(3)

Loans, net of unearned income	2,522,531	32,485	5.16%	2,351,294	31,684	5.40%	801	7,032	(6,231)

Total interest earning assets	4,173,490	39,546	3.79%	3,867,725	39,999	4.14%	(453)	8,721	(9,174)

Allowance for loan losses	(49,840)			(43,564)
Cash & non-interest earning assets	143,702			144,341

Total assets	$4,267,352			3,968,502

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$482,362	78	0.06%	431,592	65	0.06%	13	13	-
Money market accounts	631,892	923	0.59%	616,838	1,227	0.81%	(304)	199	(503)
Savings	1,019,597	1,102	0.43%	816,581	933	0.46%	169	522	(353)
Time deposits	1,365,104	3,418	1.01%	1,452,592	4,443	1.24%	(1,025)	(251)	(774)

Total interest bearing deposits	3,498,955	5,521	0.63%	3,317,603	6,668	0.82%	(1,147)	482	(1,629)
Short-term borrowings	145,484	388	1.07%	129,966	407	1.27%	(19)	216	(235)

Total interest bearing liabilities	3,644,439	5,909	0.65%	3,447,569	7,075	0.83%	(1,166)	699	(1,865)

Demand deposits	261,650			245,418
Other liabilities	18,230			17,551
Shareholders' equity	343,033			257,964

Total liabilities and shareholders' equity	$4,267,352			3,968,502

Net interest income , tax equivalent		33,637			32,924		713	8,021	(7,308)

Net interest spread			3.14%			3.31%

Net interest margin (net interest income to total interest earning assets)			3.23%			3.40%

Tax equivalent adjustment		(253)			(382)

Net interest income		33,384			32,542

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2011 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month period ended March 31, 2012, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2012, the Company had an average balance of federal funds sold and other short-term investments of $512.4 million compared to $399.2 million in the first quarter of 2011.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Index

Reg S-K (Item 601)
Exhibit No.	Description

10(a)	Amendment No. 1 to TrustCo Bank Corp NY 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10(a) to TrustCo’s Form 80-K filed March 20, 2012.

10(b)	Amendment No. 1 to TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10(a) to TrustCo’s Form 80-K filed March 20, 2012.

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/Robert T. Cushing
Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date: May 4, 2012

Index

Exhibits Index

Reg S-K
Exhibit No.	Description

10(a)	Amendment No. 1 to TrustCo Bank Corp NY 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10(a) to TrustCo’s Form 8-K filed March 20, 2012.

10(b)	Amendment No. 1 to TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan (incorporated by reference to Exhibit 10(a) to TrustCo’s Form 8-K filed March 20, 2012.

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document