Form 10-Q
period 2012-06-30
TRUSTCO BANK CORP N Y
filed 2012-08-03
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2012

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
☐Yes   ☒No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of July 31, 2012
$1 Par Value	93,807,298

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Interest and dividend income:
Interest and fees on loans	$32,277	32,184	64,702	63,861
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	2,606	3,791	4,910	6,990
State and political subdivisions	368	640	778	1,424
Mortgage-backed securities and collateralized mortgage obligations-residential	1,364	622	2,457	1,230
Corporate bonds	648	1,081	1,470	2,220
Other securities	154	89	249	150
Total interest and dividends on securities available for sale	5,140	6,223	9,864	12,014

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	-	25	-
Mortgage-backed securities and collateralized mortgage obligations-residential	1,198	1,240	2,488	2,428
Corporate bonds	387	595	896	1,310
Total interest on held to maturity securities	1,585	1,835	3,409	3,738

Interest on federal funds sold and other short-term investments	299	254	619	500
Total interest income	39,301	40,496	78,594	80,113

Interest expense:
Interest on deposits:
Interest-bearing checking	78	70	156	135
Savings	979	885	2,081	1,818
Money market deposit accounts	770	1,184	1,693	2,411
Time deposits	3,230	4,099	6,648	8,542
Interest on short-term borrowings	378	382	766	789
Total interest expense	5,435	6,620	11,344	13,695

Net interest income	33,866	33,876	67,250	66,418
Provision for loan losses	3,000	4,850	6,100	9,450
Net interest income after provision for loan losses	30,866	29,026	61,150	56,968

Noninterest income:
Trustco financial services income	1,407	1,186	2,801	2,760
Fees for services to customers	2,388	2,325	4,628	4,419
Net gain on securities transactions	55	851	732	1,138
Other	176	209	383	525
Total noninterest income	4,026	4,571	8,544	8,842

Noninterest expenses:
Salaries and employee benefits	7,519	7,000	15,262	14,026
Net occupancy expense	3,817	3,672	7,612	7,409
Equipment expense	1,600	1,481	3,120	2,813
Professional services	1,489	1,681	2,925	3,166
Outsourced services	1,347	1,350	2,597	2,700
Advertising expense	1,060	708	1,869	1,414
FDIC and other insurance	953	1,392	1,833	3,243
Other real estate expense, net	665	2,095	1,631	3,685
Other	2,048	2,173	4,293	3,942
Total noninterest expenses	20,498	21,552	41,142	42,398

Income before taxes	14,394	12,045	28,552	23,412
Income taxes	5,328	4,279	10,577	8,264

Net income	$9,066	7,766	17,975	15,148

Net income per Common Share:
- Basic	$0.097	0.100	0.192	0.196

- Diluted	$0.097	0.100	0.192	0.196

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$9,066	7,766	$17,975	15,148

Net unrealized holding gain on securities available for sale	2,571	12,535	7,451	12,810
Reclassification adjustments for net gain recognized in income	(55)	(851)	(732)	(1,138)
Tax effect	(1,003)	(4,657)	(2,679)	(4,653)
Net unrealized gain on securities available for sale	1,513	7,027	4,040	7,019

Amortization of net actuarial loss	97	22	194	42
Amortization of prior service credit	(65)	(30)	(131)	(131)
Tax effect	(13)	3	(25)	35
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	19	(5)	38	(54)

Other comprehensive income, net of tax	1,532	7,022	4,078	6,965
Comprehensive income	$10,598	14,788	$22,053	22,113

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS:

Cash and due from banks	$36,589	44,395

Federal funds sold and other short term investments	486,049	488,548
Total cash and cash equivalents	522,638	532,943

Securities available for sale	1,118,055	917,722

Held to maturity securities (fair value 2012 $177,358; 2011 $224,440)	168,755	216,288

Loans, net of deferred fees and costs	2,559,621	2,521,303
Less:
Allowance for loan losses	48,018	48,717
Net loans	2,511,603	2,472,586

Bank premises and equipment, net	37,868	37,006
Other assets	62,480	67,099

Total assets	$4,421,399	4,243,644

LIABILITIES:
Deposits:
Demand	$283,873	267,776
Interest-bearing checking	528,101	489,227
Savings accounts	1,122,208	978,819
Money market deposit accounts	644,627	635,434
Certificates of deposit (in denominations of $100,000 or more)	452,043	460,971
Other time accounts	867,798	903,746
Total deposits	3,898,650	3,735,973

Short-term borrowings	150,718	147,563
Accrued expenses and other liabilities	22,124	21,592

Total liabilities	4,071,492	3,905,128

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,912,423 shares issued at June 30, 2012 and December 31, 2011	98,912	98,912
Surplus	175,773	176,638
Undivided profits	125,153	119,465
Accumulated other comprehensive income (loss), net of tax	1,585	(2,493)
Treasury stock at cost - 5,238,064 and 5,491,276 shares at June 30, 2012 and December 31, 2011, respectively	(51,516)	(54,006)

Total shareholders' equity	349,907	338,516

Total liabilities and shareholders' equity	$4,421,399	4,243,644

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)	(59,369)	255,440
Net Income - Six Months Ended June 30, 2011	-	-	15,148	-	-	15,148
Change in other comprehensive income, net of tax				6,965		6,965
Cash dividend declared, $.1312 per share	-	-	(10,146)	-	-	(10,146)
Sale of treasury stock (236,700 shares)	-	(860)	-	-	2,328	1,468
Stock based compensation expense	-	74	-	-	-	74

Ending balance, June 30, 2011	$83,166	126,196	113,782	2,846	(57,041)	268,949

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)	(54,006)	338,516
Net Income - Six Months Ended June 30, 2012	-	-	17,975	-	-	17,975
Change in other comprehensive income, net of tax				4,078		4,078
Cash dividend declared, $.1312 per share	-	-	(12,287)	-	-	(12,287)
Sale of treasury stock (253,212 shares)	-	(1,044)	-	-	2,490	1,446
Stock based compensation expense	-	179	-	-	-	179

Ending balance, June 30, 2012	$98,912	175,773	125,153	1,585	(51,516)	349,907

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$17,975	15,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507	2,411
Loss on sale of other real estate owned	356	232
Writedown of other real estate owned	474	2,675
Provision for loan losses	6,100	9,450
Deferred tax benefit	(160)	(1,394)
Stock based compensation expense	179	74
Net gain on sale of bank premises and equipment	(2)	-
Net gain on sales and calls of securities	(732)	(1,138)
Decrease (increase) in taxes receivable	(1,883)	1,542
Decrease in interest receivable	1,044	312
Decrease in interest payable	(120)	(215)
Decrease in other assets	1,583	3,799
Increase (decrease) in accrued expenses and other liabilities …	635	(404)
Total adjustments	9,981	17,344
Net cash provided by operating activities	27,956	32,492

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	601,747	403,637
Proceeds from calls and maturities of held to maturity securities	57,836	37,184
Purchases of securities available for sale	(795,544)	(419,085)
Proceeds from maturities of securities available for sale	914	9,079
Purchases of held to maturity securities	(10,303)	-
Net increase in loans	(50,131)	(81,961)
Proceeds from dispositions of other real estate owned	5,579	3,117
Proceeds from dispositions of bank premises and equipment	2	-
Purchases of bank premises and equipment	(3,369)	(1,811)
Net cash used in investing activities	(193,269)	(49,840)

Cash flows from financing activities:

Net increase in deposits	162,677	98,444
Net increase in short-term borrowings	3,155	4,192
Proceeds from sale of treasury stock	1,446	1,468
Dividends paid	(12,270)	(10,130)
Net cash provided by financing activities	155,008	93,974
Net increase (decrease) in cash and cash equivalents	(10,305)	76,626
Cash and cash equivalents at beginning of period	532,943	444,250
Cash and cash equivalents at end of period	$522,638	520,876

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$11,464	13,910
Income taxes paid	12,461	6,722
Other non cash items:
Transfer of loans to other real estate owned	5,014	3,452
Increase in dividends payable	17	16
Change in unrealized gain on securities available for sale-gross of deferred taxes	6,718	11,673
Change in deferred tax effect on unrealized gain on securities available for sale	(2,678)	(4,654)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	63	(89)
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(25)	35

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the three months and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2011 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three months and six months ended June 30, 2012 and 2011 is as follows:

Index

(dollars in thousands, except per share data)
	For the three	For the six
	months ended	months ended
	June 30, 2012:	June 30, 2012:
Net income	$9,066	$17,975
Less: Net income allocated to participating securities	10	20
Net income allocated to common shareholders	$9,056	$17,955
Basic EPS:
Distributed earnings allocated to common stock	$6,139	$12,287
Undistributed earnings allocated to common stock	2,917	5,668
Net income allocated to common shareholders	$9,056	$17,955

Weighted average common shares outstanding including participating securities	93,667	93,609
Less: Participating securities	106	106
Weighted average common shares	93,561	93,503
Basic EPS
	0.097	0.192
Diluted EPS:
Net income allocated to common shareholders	$9,056	$17,955
Weighted average common shares for basic EPS	93,561	93,503
Effect of Dilutive Securities:
Stock Options	1	1
Weighted average common shares including potential dilutive shares	93,562	93,504

Diluted EPS	0.097	0.192

Index

(dollars in thousands, except per share data)		Weighted
		Average Shares	Per Share
	Income	Outstanding	Amounts
For the quarter ended
June 30, 2011:
Basic EPS:
Income available to common shareholders	$7,766	77,363	$0.100
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$7,766	77,363	$0.100

(dollars in thousands, except per share data)		Weighted
		Average Shares	Per Share
	Income	Outstanding	Amounts
For the six months ended
June 30, 2011:
Basic EPS:
Income available to common shareholders	$15,148	77,302	$0.196
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$15,148	77,302	$0.196

For the three months ended June 30, 2012 and 2011, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 3.1 million and 2.6 million, respectively.  For the six months ended June 30, 2012 and 2011, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 3.1 million and 2.8 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company's common stock for the periods presented.

3.	Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the three month and six month periods ended June 30, 2012 and 2011 for its pension and other postretirement benefit plans:

Index

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011

Service cost	$12	12	8	4
Interest cost	365	379	25	33
Expected return on plan assets	(474)	(497)	(112)	(112)
Amortization of net loss (gain)	102	39	(5)	(17)
Amortization of prior service credit	-	-	(65)	(30)
Net periodic expense (benefit)	$5	(67)	(149)	(122)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011

Service cost	$24	23	16	13
Interest cost	730	758	51	49
Expected return on plan assets	(948)	(993)	(225)	(224)
Amortization of net loss (gain)	204	78	(10)	(36)
Amortization of prior service credit	-	-	(131)	(131)
Net periodic expense (benefit)	$10	(134)	(299)	(329)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it did not expect to make contributions to its pension and postretirement benefit plans in 2012.  As of June 30, 2012, no contributions have been made.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	June 30, 2012
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$641,497	1,692	-	643,189
State and political subdivisions	36,046	932	-	36,978
Mortgage backed securities and collateralized mortgage obligations - residential	351,025	3,410	150	354,285
Corporate bonds	74,170	236	1,095	73,311
Other	650	-	-	650
Total debt securities	1,103,388	6,270	1,245	1,108,413
Equity securities	9,642	-	-	9,642
Total securities available for sale	$1,113,030	6,270	1,245	1,118,055

Index

(dollars in thousands)	December 31, 2011
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$562,588	1,171	300	563,459
State and political subdivisions	42,812	1,156	-	43,968
Mortgage backed securities and collateralized mortgage obligations - residential	202,103	2,335	415	204,023
Corporate bonds	102,248	70	5,710	96,608
Other	650	-	-	650
Total debt securities	910,401	4,732	6,425	908,708
Equity securities	9,014	-	-	9,014
Total securities available for sale	$919,415	4,732	6,425	917,722

Federal Home Loan Bank stock and Federal Reserve Bank stock included in equity securities at June 30, 2012 and December 31, 2011, totaled $9.6 million and $9.0 million, respectively.

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2012, based on the securities' final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

	June 30, 2012
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$11,632	11,733
Due in one year through five years	824,740	828,350
Due after five years through ten years	250,078	250,771
Due after ten years	16,938	17,559
	$1,103,388	1,108,413

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

Index

(dollars in thousands)
Available for sale	June 30, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	38,314	150	-	-	38,314	150
Corporate bonds	10,615	20	41,011	1,075	51,626	1,095
Total available for sale	$48,929	170	41,011	1,075	89,940	1,245

(dollars in thousands)	December 31, 2011
Available for sale	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$147,881	300	-	-	147,881	300
Mortgage backed securities and collateralized mortgage obligations - residential	107,369	369	781	46	108,150	415
Corporate bonds	72,077	4,487	19,467	1,223	91,544	5,710
Total available for sale	$327,327	5,156	20,248	1,269	347,575	6,425

Proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses for the three months and six months ended June 30, 2012 and 2011 were as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales	16,141	40,427	53,998	45,976
Proceeds from calls	313,024	341,214	547,749	357,661
Gross realized gains	157	888	932	1,175
Gross realized losses	102	37	200	37

Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $22 thousand and $340 thousand for the three months ended June 30, 2012 and 2011, respectively, while income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $293 thousand and $455 thousand for the six months ended June 30, 2012 and 2011, respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

Index

(dollars in thousands)	June 30, 2012
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations – residential	133,562	7,197	-	140,759
Corporate bonds	35,193	1,406	-	36,599
Total held to maturity securities	$168,755	8,603	-	177,358

(dollars in thousands)	December 31, 2011
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
U.S. government sponsored enterprises	$15,000	19	-	15,019
Mortgage backed securities and collateralized mortgage obligations - residential	141,857	7,727	46	149,538
Corporate bonds	59,431	834	382	59,883
Total held to maturity securities	$216,288	8,580	428	224,440

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2012, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using estimated average life):

	June 30, 2012
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$25,271	25,822
Due in one year through five years	115,652	122,369
Due in five years through ten years	27,832	29,167
	$168,755	177,358

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

As of June 30, 2012, there were no held to maturity securities in an unrecognized loss position.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position as of December 31, 2011, were as follows:

Index

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

As of June 30, 2012, the Company’s security portfolio consisted of 279 securities, 14 of which were in an unrealized loss position, and are discussed below.

Index

Mortgage-backed Securities and Collateralized Mortgage Obligations - Residential

At June 30, 2012, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily GNMA (Ginnie Mae), FNMA (Fannie Mae) and FHLMC (Freddie Mac), institutions which the government has affirmed its commitment to support. Because the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

Corporate bonds

In the case of corporate bonds, the Company's exposure is primarily in bonds of firms in the financial sector.  Changing market perceptions of that sector and of some specific firms has had a negative impact on bond pricing.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

As a result of the above analysis, for the three months and six months ended June 30, 2012, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

5.	Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$183,365	24,696	208,061
Other	27,170	116	27,286
Real estate mortgage - 1 to 4 family:
First mortgages	1,756,019	205,547	1,961,566
Home equity loans	40,493	987	41,480
Home equity lines of credit	288,915	28,242	317,157
Installment	4,009	62	4,071
Total loans, net	$2,299,971	259,650	2,559,621
Less: Allowance for loan losses			48,018
Net loans			$2,511,603

Index

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$189,101	25,226	214,327
Other	33,734	102	33,836
Real estate mortgage - 1 to 4 family:
First mortgages	1,731,127	177,518	1,908,645
Home equity loans	46,082	1,224	47,306
Home equity lines of credit	285,762	27,276	313,038
Installment	4,078	73	4,151
Total loans, net	$2,289,884	231,419	2,521,303
Less: Allowance for loan losses			48,717
Net loans			$2,472,586

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2012 and December 31, 2011, the Company had approximately $35.3 million and $32.5 million of real estate construction loans, respectively.  As of June 30, 2012, approximately $12.9 million are secured by first mortgages to residential borrowers while approximately $22.4 million were to commercial borrowers for residential constructions projects.  Of the $32.5 million in real estate construction loans at December 31, 2011, approximately $11.6 million were secured by first mortgages to residential borrowers with the remaining $20.9 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are secured by residential real estate in the Company's New York market area.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,530	8,435	13,965
Other	126	-	126
Real estate mortgage - 1 to 4 family:
First mortgages	25,296	7,525	32,821
Home equity loans	582	42	624
Home equity lines of credit	3,289	387	3,676
Installment	1	1	2
Total non-accrual loans	34,824	16,390	51,214
Other nonperforming real estate mortgages - 1 to 4 family	243	-	243
Total nonperforming loans	$35,067	16,390	51,457

Index

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$4,968	5,000	9,968
Other	13	-	13
Real estate mortgage - 1 to 4 family:
First mortgages	24,392	9,862	34,254
Home equity loans	968	57	1,025
Home equity lines of credit	2,460	743	3,203
Installment	3	-	3
Total non-accrual loans	32,804	15,662	48,466
Other nonperforming real estate mortgages - 1 to 4 family	312	-	312
Total nonperforming loans	$33,116	15,662	48,778

* Includes New York, New Jersey, Vermont and Massachusetts.

As of June 30, 2012 and December 31, 2011, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	June 30, 2012
New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$228	68	3,132	3,428	179,937	183,365
Other	22	6	98	126	27,044	27,170
Real estate mortgage - 1 to 4 family:
First mortgages	3,859	2,947	20,172	26,978	1,729,041	1,756,019
Home equity loans	343	110	449	902	39,591	40,493
Home equity lines of credit	632	307	2,612	3,551	285,364	288,915
Installment	82	16	-	98	3,911	4,009

Total	$5,166	3,454	26,463	35,083	2,264,888	2,299,971

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	8,435	8,435	16,261	24,696
Other	-	-	-	-	116	116
Real estate mortgage - 1 to 4 family:
First mortgages	666	1,312	5,981	7,959	197,588	205,547
Home equity loans	64	-	42	106	881	987
Home equity lines of credit	288	236	328	852	27,390	28,242
Installment	11	-	1	12	50	62

Total	$1,029	1,548	14,787	17,364	242,286	259,650

Index

	December 31, 2011
New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$400	-	3,157	3,557	185,544	189,101
Other	-	-	-	-	33,734	33,734
Real estate mortgage - 1 to 4 family:
First mortgages	7,850	2,313	20,294	30,457	1,700,670	1,731,127
Home equity loans	186	32	852	1,070	45,012	46,082
Home equity lines of credit	871	473	2,371	3,715	282,047	285,762
Installment	29	4	2	35	4,043	4,078

Total	$9,336	2,822	26,676	38,834	2,251,050	2,289,884

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,042	-	5,000	6,042	19,184	25,226
Other	-	-	-	-	102	102
Real estate mortgage - 1 to 4 family:
First mortgages	813	1,502	8,973	11,288	166,230	177,518
Home equity loans	68	-	65	133	1,091	1,224
Home equity lines of credit	100	91	684	875	26,401	27,276
Installment	1	-	-	1	72	73

Total	$2,024	1,593	14,722	18,339	213,080	231,419

As of June 30, 2012 and December 31, 2011, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.

Interest on nonaccrual and restructured loans that was collected and recognized as income during the three months and six months ended June 30, 2012, and 2011, was not material.

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

Index

(dollars in thousands)	For the three months ended June 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,602	44,851	82	48,535
Loans charged off:
New York and other states*	715	1,956	22	2,693
Florida	288	674	-	962
Total loan chargeoffs	1,003	2,630	22	3,655

Recoveries of loans previously charged off:
New York and other states*	2	112	15	129
Florida	-	9	-	9
Total recoveries	2	121	15	138
Net loans charged off	1,001	2,509	7	3,517
Provision for loan losses	1,191	1,805	4	3,000
Balance at end of period	$3,792	44,147	79	48,018

(dollars in thousands)	For the three months ended June 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,150	39,336	194	43,680
Loans charged off:
New York and other states*	19	810	26	855
Florida	600	1,741	-	2,341
Total loan chargeoffs	619	2,551	26	3,196

Recoveries of loans previously charged off:
New York and other states*	51	131	18	200
Florida	1	26	-	27
Total recoveries	52	157	18	227
Net loans charged off	567	2,394	8	2,969
Provision for loan losses	581	4,302	(33)	4,850
Balance at end of period	$4,164	41,244	153	45,561

(dollars in thousands)	For the six months ended June 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,479	98	48,717
Loans charged off:
New York and other states*	1,039	3,213	30	4,282
Florida	456	2,349	-	2,805
Total loan chargeoffs	1,495	5,562	30	7,087

Recoveries of loans previously charged off:
New York and other states*	5	233	31	269
Florida	8	11	-	19
Total recoveries	13	244	31	288
Net loans charged off	1,482	5,318	(1)	6,799
Provision for loan losses	1,134	4,986	(20)	6,100
Balance at end of period	$3,792	44,147	79	48,018

Index

(dollars in thousands)	For the six months ended June 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	69	1,815	48	1,932
Florida	600	3,618	1	4,219
Total loan chargeoffs	669	5,433	49	6,151

Recoveries of loans previously charged off:
New York and other states*	51	237	31	319
Florida	4	27	1	32
Total recoveries	55	264	32	351
Net loans charged off	614	5,169	17	5,800
Provision for loan losses	551	8,965	(66)	9,450
Balance at end of period	$4,164	41,244	153	45,561

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2012
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,792	44,147	79	48,018

Total ending allowance balance	$3,792	44,147	79	48,018

Loans:
Individually evaluated for impairment	$14,091	4,951	-	19,042
Collectively evaluated for impairment	221,256	2,315,252	4,071	2,540,579

Total ending loans balance	$235,347	2,320,203	4,071	2,559,621

	December 31, 2011
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,479	98	48,717

Total ending allowance balance	$4,140	44,479	98	48,717

Loans:
Individually evaluated for impairment	$9,981	3,730	-	13,711
Collectively evaluated for impairment	238,182	2,265,259	4,151	2,507,592

Total ending loans balance	$248,163	2,268,989	4,151	2,521,303

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

Index

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s, which are included in nonaccrual loans at June 30, 2012 and December 31, 2011, are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

The following tables present impaired loans by loan class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,530	5,958	-	5,411	-
Other	126	116	-	90	-
Real estate mortgage - 1 to 4 family:
First mortgages	3,777	4,407	-	3,345	11
Home equity loans	141	198	-	143	-
Home equity lines of credit	106	180	-	53	-

Total	$9,680	10,859	-	9,042	11

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$8,435	12,190	-	7,133	-
Other	-	6	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	927	1,737	-	660	-
Home equity lines of credit	-	-	-	-	-

Total	$9,362	13,933	-	7,793	-

Index

	December 31, 2011
New York and other states*:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$4,968	5,684	-	5,198	-
Other	13	32	-	56	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,874	3,299	-	1,664	30
Home equity loans	151	199	-	69	3
Home equity lines of credit	-	75	-	-	2

Total	$8,006	9,289	-	6,987	35

Florida:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

Commercial:
Commercial real estate	$5,000	9,042	-	6,774	-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	705	1,301	-	224	-

Total	$5,705	10,343	-	6,998	-

In the preceding tables, the average recorded investment in impaired loans includes the year-to-date average of all impaired loans.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

Management evaluates impairment on commercial and commercial real estate loans that are past due as well as in situations where circumstances dictate that an evaluation is prudent.  If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time.  As a result, as of June 30, 2012 and December 31, 2011, based upon management's evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

As of June 30, 2012 and December 31, 2011, total TDR's amounted to $6.2 million and $5.2 million, respectively.

As of June 30, 2012, all loans classified as TDR's are on nonaccrual.  In addition, due to the sufficiency of prior chargeoffs taken, none of the allowance for loan losses has been allocated to TDR's and the impact of the identification of these loans as TDR's did not have a material impact on the allowance.  During the three months and six months ended June 30, 2012, there were $233 thousand and $295 thousand of chargeoffs on loans identified as TDR's, respectively.

The Company is not committed to lend any additional amounts to borrowers with outstanding loans that are classified as TDR's.

Index

The following tables present modified loans by class that were determined to be TDR's that occurred during the three months and the twelve months ended June 30, 2012:

	During the three months ended June 30, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	890	853
Home equity loans	1	5	5
Home equity lines of credit	1	106	106

Total	11	$1,001	964

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	403	386

Total	4	$403	386

	During the twelve months ended June 30, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	1	$91	90
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	27	3,348	2,831
Home equity loans	4	125	103
Home equity lines of credit	1	106	106

Total	33	$3,670	3,130

Index

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	1,085	926

Total	9	$1,085	926

In addition to the loans in the preceding tables, as of June 30, 2012, the Company has approximately $1.5 million of commercial and commercial real estate loans which were classified as TDR's as a result of modifications prior to 2011.  In these cases, the loan modification included a reduction in the stated interest rate on the loan to the current market rate available.  These loans were in nonaccrual status as of June 30, 2012 and December 31, 2011.  As of June 30, 2012, these loans were performing in accordance with their modified terms.

The following table presents loans by class modified as TDR's that occurred during the twelve months ended June 30, 2012 for which there was a payment default during the same period:

New York and other states*:	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	2,560
Home equity loans	3	98
Home equity lines of credit	-	-

Total	27	$2,658

Florida:
	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	926

Total	9	$926

Index

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company's underwriting policy.  Generally, modification of the terms of loans were the result of the borrower filing for bankruptcy protection, and included the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.

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

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those loans classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  All doubtful loans are considered impaired.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Index

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of June 30, 2012
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$172,628	10,737	183,365
Other	26,994	176	27,170

	$199,622	10,913	210,535

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$13,661	11,035	24,696
Other	116	-	116

	$13,777	11,035	24,812

	As of December 31, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$181,809	7,384	189,193
Other	33,721	13	33,734

	$215,530	7,397	222,927

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$17,534	7,600	25,134
Other	102	-	102

	$17,636	7,600	25,236

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at June 30, 2012 and December 31, 2011 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2012 and December 31, 2011 is presented in the recorded investment in non-accrual loans table.

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

Index

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

Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or the Company’s internal Appraisal Department.  All indications of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value via comparison with independent data sources such as recent market data or industry-wide statistics.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$643,189	-	643,189	-
State and political subdivisions	36,978	-	36,978	-
Mortgage-backed securities and collateralized mortgage obligations - residential	354,285	-	354,285	-
Corporate bonds	73,311	-	73,311	-
Other securities	660	10	650	-

Total securities available-for-sale	$1,108,423	10	1,108,413	-

Index

	Fair Value Measurements at
	December 31, 2011 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$563,459	-	563,459	-
State and political subdivisions	43,968	-	43,968	-
Mortgage-backed securities and collateralized mortgage obligations - residential	204,023	-	204,023	-
Corporate bonds	96,608	-	96,608	-
Other securities	660	10	650	-

Total securities available-for-sale	$908,718	10	908,708	-

There were no transfers between level 1 and level 2 during 2012 and 2011. The securities available for sale in the above table do not include Federal Home Loan Bank stock and Federal Reserve Bank stock as it is not practical to determine fair value of these securities due to their restricted nature.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$3,870	-	-	3,870
Impaired loans:
Commercial real estate	7,716	-	-	7,716
Real estate mortgage - 1 to 4 family:
First mortgages	2,186	-	-	2,186
Home equity loans	33	-	-	33

Other real estate owned, which is carried at fair value less costs to sell, approximates $3.9 million at June 30, 2012, and consisted of $28 thousand of commercial real estate and $3.8 million of residential real estate properties.  Valuation charges of $181 thousand and $474 thousand are included in earnings for the three and six months ended June 30, 2012, respectively.

Of the total impaired loans of $19.0 million at June 30, 2012, $9.9 million are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to commercial impaired loans were $1.0 million and $1.5 million for the three and six months ended June 30, 2012, respectively, while gross residential impaired loan charge-offs amounted to $233 thousand and $295 thousand for the three and six months ended June 30, 2012, respectively.

Index

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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2012 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$522,638	522,638	-	-	522,638
Securities available for sale	1,108,423	10	1,108,413	-	1,108,423
Held to maturity securities	168,755	-	177,358	-	177,358
Net loans	2,511,603	-	-	2,652,002	2,652,002
Accrued interest receivable	12,908	-	5,461	7,447	12,908
Financial liabilities:
Demand deposits	283,873	283,873	-	-	283,873
Interest bearing deposits	3,614,777	2,294,936	1,322,994	-	3,617,930
Short-term borrowings	150,718	-	150,718	-	150,718
Accrued interest payable	642	106	536	-	642

Index

	As of
(dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$532,943	532,943
Securities available for sale	908,718	908,718
Held to maturity securities	216,288	224,440
Net loans	2,472,586	2,590,803
Accrued interest receivable	13,952	13,952
Financial liabilities:
Demand deposits	267,776	267,776
Interest bearing deposits	3,468,197	3,474,558
Short-term borrowings	147,563	147,563
Accrued interest payable	762	762

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

Deposit Liabilities

The fair values disclosed for noninterest bearing demand deposits, interest bearing checking accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the balance sheet date resulting in a level 1 classification.  The carrying value of all variable rate certificates of deposit approximates fair value resulting in a level 2 classification. The fair value of fixed rate certificates of deposit is estimated using discounted cash flow analyses with discount rates equal to the interest rates currently being offered on certificates of similar size and remaining maturity resulting in a level 2 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification consistent with the asset or liability that they are associated with.

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

7.	Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	YTD	Balance at
	12/31/2011	Change	6/30/2012

Net unrealized holding gain (loss) on securities available for sale	$(1,018)	4,040	3,022
Net change in funded status of pension and postretirement benefit plans	(1,475)	38	(1,437)

Accumulated other comprehensive income (loss)	$(2,493)	4,078	1,585

	Balance at	QTD	Balance at
	3/31/2012	Change	6/30/2012

Net unrealized holding gain on securities available for sale	$1,509	1,513	3,022
Net change in funded status of pension and postretirement benefit plans	(1,456)	19	(1,437)

Accumulated other comprehensive income	$53	1,532	1,585

8.	New Accounting Pronouncements

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

Index

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.  A new statement of other comprehensive income has been included as part of the consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company's management.

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
August 3, 2012

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

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and six months ended June 30, 2012 and 2011.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month periods ended June 30, 2012, with comparisons to 2011 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2011 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets continued to present mixed messages during the second quarter of 2012.  Equity markets were weak during the quarter, following strong gains during the first quarter.  For the second quarter, the S&P 500 Index was down 3.3% and the Dow Jones Industrial Average was down 2.5%.  Credit markets continued to show significant volatility during the quarter, with interest rates rising early in the second quarter, followed by a sharp decline and then a partial recovery.  Shorter term rates ended the quarter at levels near where they started, but longer term rates ended the period significantly lower than where they began.  For example, the 10 year Treasury yield decreased 56 basis points to 1.67% from March 31, 2012 to the end of the second quarter, however the yield was significantly higher and lower than the ending point during the course of the quarter.  The table below illustrates the range of these movements.  The target Fed Funds range remained unchanged at zero to 0.25% during the second quarter.

	3 Month	2 Year	5 Year	10 Year
	Yield (%)	Yield (%)	Yield (%)	Yield (%)
End of Q1	0.07	0.33	1.04	2.23
Peak	0.11	0.36	1.05	2.30
Trough	0.07	0.25	0.62	1.47
End of Q2	0.09	0.33	0.72	1.67

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  Conditions are generally thought to have trended down most recently.  The housing market remains troubled and issues regarding home foreclosures remain prominent topics of discussion in the media and within government.  Federal, state and municipal budget deficits and debt levels have received significant political and media attention, and sovereign fiscal issues in a number of nations, including Greece, Ireland, Spain, Italy and others have caused significant uncertainty in financial markets worldwide.  International efforts to address these issues have reduced the apparent near term risks, but significant uncertainty remains.

Index

The pace of bank failures has declined from 2011, with just 38 failures through July 20, 2012.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The FRB has lowered its expectations for near term economic recovery in the United States and many economists have done the same.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  Although the FRB’s quantitative easing programs have ended in terms of adding to its holdings of financial assets, it generally continues to maintain its positions.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all. Given current conditions, it does not seem likely that there will be any attempt to unwind these in the near term.   More recently, the FRB has attempted to influence the shape of the yield curve by selling shorter term bonds and buying longer term bonds, with a goal of reducing longer term interest rates, and has indicated that additional actions may be necessary.

The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  Regulatory changes that have been implemented to date have reduced interchange revenue level that banks previously earned.

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at June 30, 2012, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve remained positive, however the slope of the curve declined fairly consistently over the course of the quarter.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 1.54% in the second quarter of 2012, compared to 1.75% during the first quarter.  In addition, the slope had tightened to 1.34% by June 30, 2012.  The slope of the yield curve is generally better for mortgage lenders profitability when it is steeper.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB’s quantitative easing through June 2012 was designed to maintain low interest rates, but the end of the quantitative easing program and the sheer volume of government financing expected in the coming quarters could lead to increased rates.  Future gains in the level of economic activity could lead to higher inflation, and potentially higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The level of home foreclosures nationally remains an area of significant political and media interest.  Recently, there have been instances of foreclosures where the paperwork or process may not have met legal requirements.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors that have been uncovered.  Also recently, efforts by mortgage servicers and secondary market purchasers of mortgage loans to require mortgage originators to repurchase troubled loans have also increased. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

Overview
TrustCo recorded net income of $9.1 million, or $0.097 of diluted earnings per share for the three months ended June 30, 2012, as compared to net income of $7.8 million or $0.100 of diluted earnings per share in the same period in 2011.

For the first half of 2012, TrustCo recorded net income of $18.0 million, or $0.192 of diluted earnings per share, as compared to net income of $15.1 million or $0.196 of diluted earnings per share in the same period in 2010.

Index

For both the three and six-month periods, earnings per share comparisons to prior periods are impacted by the additional shares issued in July of 2011.

The primary factors accounting for the change in net income for three and six-month periods ended June 30, 2012 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $365.5 million to $4.31 billion for the second quarter of 2012 compared to the same period in 2011, and an increase of $336.2 million to $4.24 billion for the first half of 2012 as compared to the prior year.

•
An increase in the average balance of interest bearing liabilities of $248.2 million to $3.75 billion for the second quarter of 2012 as compared to 2011, and an increase of $222.4 million to $3.70 billion in the first half of 2012 compared to the prior year.

•
A decrease in net interest margin for the second quarter of 2012 to 3.16% from 3.47% in the prior year.  The decline in the margin slightly more than offset the beneficial impact of the increase in average earning assets, resulting in a decrease of $190 thousand in taxable equivalent net interest income in the second quarter of 2012 compared to the second quarter of 2011.  For the first half of 2012, the margin declined 24 basis points to 3.19%.

•
A decrease in the provision for loan losses to $3.0 million in the second quarter of 2012 from $4.9 million in the second quarter of 2011.  For the first half of 2012, the provision was $3.4 million less than for the first half of 2011.

•	A decrease of $796 thousand in net gains on securities transactions for the second quarter of 2012 as compared to same period in 2011.

•	A decrease of $1.1 million in noninterest expense for the second quarter of 2012 as compared to 2011, and a $1.3 million decrease for the first half of 2012 compared to the prior year.

•	The stock offering completed on July 6, 2011 raised net proceeds of $67.6 million, which was invested in earning assets.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2011 is a description of the effect interest rates had on the results for the year 2011 compared to 2010.  Many of the same market factors discussed in the 2011 Annual Report continued to have a significant impact on the second quarter and year-to-date results for 2012.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  The FRB has also stated that it intends to hold rates at low levels in order to support growth.  As noted in recent minutes of the FRB Board of Governors (“BOG”), “The BOG…continues to forecast that GDP growth would pick up only gradually in 2012 and 2013, supported by accommodative monetary policy, easing credit conditions, and improvements in consumer and business sentiment. The wide margin of slack in product and labor markets was expected to decrease gradually over the projection period, but the unemployment rate was expected to remain elevated at the end of 2013.”  As a result, the BOG expects that “…conditions…are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.”

Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the second quarter of 2012 relative to prior periods, but at a slower pace as rates reach extremely low levels.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

The principal loan product for TrustCo is residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. Also, as noted previously, the 10 year Treasury yield, while fluctuating during the quarter, is at a very low level relative to historical yields.

Index

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

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the second quarter of 2012, although the rate of decline has slowed.

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

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial in the short term.

Index

For the second quarter of 2012, the net interest margin was 3.16%, down 31 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

●
The average balance of federal funds sold and other short-term investments increased by $88.8 million while the average yield was flat at 25 basis points.  The increase in the average balance reflects the strong growth of deposit account balances, the lack of attractive longer term investment opportunities, the proceeds from the stock offering and the Company’s intent to maintain additional liquidity.

●
The average balance of securities available for sale and held-to-maturity securities  increased by $124.8 million and the average yield decreased to 2.15% for the second quarter of 2012 compared to 2.91% for the same period in 2011.  Within the total securities portfolio, the available-for-sale portfolio increased by $112.4 million, while the held-to-maturity portfolio increased by $12.4 million.

●
The average loan portfolio grew by $151.9 million to $2.54 billion and the average yield decreased 30 basis points to 5.08% in the second quarter of 2012 compared to the same period in 2011.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

●
The average balance of interest bearing liabilities (primarily deposit accounts) increased $248.2 million and the average rate paid decreased 18 basis points to 0.58% in the second quarter of 2012 compared to the same period in 2011.  The decline in the rates paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the second quarter of 2012, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Index

Earning Assets
Total average interest earning assets increased from $3.94 billion in the second quarter of 2011 to $4.31 billion in the same period of 2012 with an average yield of 4.14% in 2011 and 3.67% in 2012.  Interest income on average earning assets declined slightly from $40.8 million in the second quarter of 2011 to $39.4 million in the second quarter of 2012, on a tax equivalent basis, as the increase in average earning assets only partly offset the decline in average yield.

Loans
The average balance of loans was $2.54 billion in the second quarter of 2012 and $2.39 billion in the comparable period in 2011.  The yield on loans decreased 30 basis points to 5.08%.  The higher average balances slightly more than offset the lower yield, leading to a nominal increase in the interest income on loans from $32.2 million in the second quarter of 2011 to $32.3 million in the second quarter of 2012.

Compared to the second quarter of 2011, the average balance of the loan portfolio during the second quarter of 2012 increased in the residential mortgage, home equity and installment loan categories, but declined in the commercial loan category.  The average balance of residential mortgage loans was $1.99 billion in 2012 compared to $1.84 billion in 2011, an increase of 7.8%.  The average yield on residential mortgage loans decreased by 30 basis points to 5.26% in the second quarter of 2012 compared to 2011.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $14.7 million to an average balance of $235.7 million in the second quarter of 2012 compared to the prior year.  The average yield on this portfolio decreased 54 basis points to 5.33% over the same period.

The average yield on home equity credit lines declined 6 basis points to 3.66% during the second quarter of 2012 compared to 2011 with the change reflecting that introductory rates repriced to the index rate.  The average balances of home equity lines increased 7.5% to $316.3 million in the second quarter of 2012 as compared to the prior year.

Index

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the second quarter of 2012 was $1.1 billion compared to $986.0 million for the comparable period in 2011.  The stable balances reflect the reinvestment of funds from matured and called securities and cash flows from amortizing securities as well as the investment of funds derived from the increase in deposits.  The average yield was 1.92% for the second quarter of 2012 and 2.65% for the second quarter of 2011.  The decline in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $5.0 million as of June 30, 2012 compared to a net unrealized loss of $1.7 million as of December 31, 2011, with the change due primarily to a decrease in long term interest rates.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $173.7 million for the second quarter of 2012 compared to $161.3 million in the second quarter of 2011.  The increase in balances reflects the reinvestment of funds from calls, maturities and amortization, as well as the utilization of some of the deposit inflow for the period.  The Company expects to continue to designate some of its securities as held-to-maturity.  The average yield was 3.65% for the 2012 period compared to 4.55% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2012, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2012 second quarter average balance of federal funds sold and other short-term investments was $489.2 million, an $88.8 million increase from the $400.5 million average for the same period in 2011.  The yield was flat at 0.25%.  Interest income from this portfolio increased by $45 thousand from $254 thousand in 2011 to $299 thousand in 2012, reflecting the average balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.37 billion during the second quarter of 2011 to $3.60 billion in the second quarter of 2012, and the average rate paid decreased from 0.74% for 2011 to 0.57% for 2012.  Total interest expense on these deposits decreased $1.2 million to $5.1 million in the second quarter of 2012 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The low rate environment led more consumers to hold funds in money market, savings and demand accounts as opposed to committing to a longer term certificate.  From the second quarter of 2011 to the second quarter of 2012, interest bearing demand account average balances were up 11.9%, money market account average balances were up 0.9% and savings account average balances were up 25.9%, while non-interest demand average balances were up 9.1%.  Average balances in certificates of deposits declined 4.4% over the same time frame, but still constitute 34.6% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At June 30, 2012, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year	$1,207,787
1 to 2 years	88,030
2 to 3 years	12,968
3 to 4 years	9,172
4 to 5 years	1,554
Over 5 years	330
$1,319,841

Average short-term borrowings for the quarter were $153.1 million in 2012 compared to $130.3 million in 2011.  The average rate decreased during this time period from 1.18% in 2011 to 0.99% in 2012.  The short-term borrowings of the Company were cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income decreased by $190 thousand to $34.0 million in the second quarter of 2012 as compared to the same period in 2011.  The net interest spread was down 29 basis points to 3.09% in the second quarter of 2012 as compared to the year ago period. As previously noted, the net interest margin was down 31 basis points to 3.16% for the second quarter of 2012 as compared to the same period in 2011.  For the first six months of 2012, taxable equivalent net interest income increased by $523 thousand compared to the prior year as the increase in the size of the balance sheet more than offset the lower margin.

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of June 30, 2012:

Nonperforming loans: Total NPLs were $51.5 million at June 30, 2012, compared to $49.5 million at June 30, 2011 and $48.8 million at December 31, 2011.  There were $51.2 million of nonaccrual loans at June 30, 2012 compared to $49.2 million at June 30, 2011 and $48.5 million at December 31, 2011.  There were no loans at June 30, 2012 and 2011, or December 31, 2011 that were past due 90 days or more and still accruing interest.

At June 30, 2012, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $51.5 million, $37.4 million were residential real estate loans and $14.1 million were commercial mortgages and commercial loans, compared to $38.8 million and $10.0 million, respectively at December 31, 2011.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.44% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2012 (annualized), slightly improved from 0.45% for the second quarter of 2011.  These levels are elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

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

Index

The Company originates loans throughout its deposit franchise area.  At June 30, 2012, 89.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 10.1% were in Florida.  Those figures compare to 90.8% and 9.2%, respectively at December 31, 2011.  Within these two geographic regions, commercial loans constitute a slightly larger component of the local outstandings in Florida than in New York, at 9.6% and 9.2%, respectively, as of June 30, 2012.  Both the Florida and New York levels of commercial loans declined from December 31, 2011 with the Florida number coming down from 10.9% at that date and the New York number from 9.7%.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York.  Reflecting that, nonperforming loans are more heavily weighted towards Florida.  As of June 30, 2012, 31.9% of nonperforming loans were to Florida borrowers, compared to 68.1% in New York and surrounding areas.  The level of Florida based nonperforming loans declined from 32.1% as of December 31, 2011.  For the three months ended June 30, 2012, Florida net charge-offs were equal to 27.1% of total net charge-offs, compared to 72.9% for New York and surrounding areas.  For the first six months of 2012, Florida net charge-offs were 41.0% of total net charge-offs, and New York and surrounding area net charge-offs were 59.0% compared to 72.2% and 28.8% for the first six months of 2011, respectively.  The higher level of net charge-offs relative to loan outstandings reflected both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2012, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $14.1 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2012, compared to $10.0 million at December 31, 2011.  There were $5.0 million of impaired retail loans at June 30, 2012, compared to $3.7 million at December 31, 2011.  The average balances of all impaired loans were $16.8 million during 2012 and $14.0 million for the full year 2011.  The Company recognized approximately $11 thousand of interest income on nonaccrual and restructured loans in the first half of 2012 compared to approximately $35 thousand for all of 2011.

At June 30, 2012 there was $3.9 million of foreclosed real estate as compared to $5.3 million at December 31, 2011.

Index

During the second quarter of 2012, there were $1.0 million of gross commercial loan charge offs and $2.7 million of gross residential mortgage and consumer loan charge-offs as compared with $619 thousand of gross commercial loan charge-offs and $2.6 million of residential mortgage and consumer loan charge-offs in the second quarter of 2011.  Gross recoveries during the second quarter of 2012 were $2 thousand for commercial loans and $136 thousand for residential mortgage and consumer loans, compared to $52 thousand for commercial loans and $175 thousand for residential and consumer in the second quarter of 2011.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	June 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,792	8.3%	$3,737	9.0%
Real estate - construction	667	1.4%	632	1.3%
Real estate mortgage - 1 to 4 family	36,514	77.7%	36,747	77.1%
Home equity lines of credit	6,966	12.4%	7,503	12.4%
Installment Loans	79	0.2%	98	0.2%
	$48,018	100.0%	$48,717	100.0%

At June 30, 2012, the allowance for loan losses was $48.0 million, compared to the December 31, 2011 balance of $48.7 million.  The allowance represents 1.88% of the loan portfolio as of June 30, 2012 compared to 1.93% at December 31, 2011.

The provision for loan losses was $3.0 million for the quarter ended June 30, 2012 compared to $4.9 million for the second quarter of 2011.  Net charge-offs for the three-month period ended June 30, 2012 were $3.5 million, compared to $3.0 million in the year earlier period.  In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Using this internal model, the fair value of capital projections as of June 30, 2012 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2012. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of June 30, 2012	Fair value of Assets
+400 BP	12.80%
+300 BP	13.26
+200 BP	13.70
+100 BP	14.23
Current rates	14.03
-100 BP	11.79

Noninterest Income
Total noninterest income for the second quarter of 2012 was $4.0 million, compared to $4.6 million in the prior year period.  Excluding net securities transactions, non-interest income increased $251 thousand in the second quarter of 2012 to $4.0 million, compared to the second quarter of 2011.  Net gains on securities transactions were $55 thousand in the second quarter of 2012, compared to net gains of $851 thousand in the second quarter of 2011.

Trustco Financial Services income increased $221 thousand to $1.4 million for the second quarter of 2012 compared to the second quarter of 2011, with the increase due primarily to higher nonrecurring fees associated with several large estate settlements during the quarter. Assets under management were $803 million at June 30, 2012 compared to $784 million at December 31, 2011 and $787 million at June 30, 2011.  The increase in assets compared to the prior periods was due to market conditions and net account additions.

Index

The total of fees for other services to customers plus other income was $2.6 million in the second quarter of 2012, up $30 thousand compared to the same period in 2011 as growth in the number of customers and accounts, as well as some new or increased fees offset the negative impact of new regulations on certain service fees.

For the first six months of 2012, total noninterest income was $8.5 million, down $298 thousand versus the prior year.  The decline was due to a $406 thousand reduction in the gain on the sale of securities.

Noninterest Expenses
Total noninterest expenses were $20.5 million for the three months ended June 30, 2012, compared to $21.6 million for the three months ended June 30, 2011.  The decrease of $1.1 million was primarily due to decreases in two categories.  FDIC and other insurance was down $439 thousand and other real estate expense decreased $1.4 million.  The decline in FDIC costs reflects a lower assessment rate while the decline in other real estate expense reflects a lower number of and lower write-downs on foreclosed properties.  The most significant increases were in salary and employee benefits (up $519 thousand or 7.4% to $7.5 million) and advertising costs (up $352 thousand or 49.7% to $1.1 million), while other expense categories were relatively stable.  The increase in salaries and benefits was primarily due to higher benefit costs and growth in the number of employees.  Full time equivalent headcount was 742 as of June 30, 2012 up from 729 as of June 30, 2011.

Net occupancy expense increased $145 thousand to $3.8 million during the second quarter of 2012 compared to the same period in 2011.  Equipment expense was up $119 thousand to $1.6 million in the second quarter of 2012 versus the prior year.  Professional services were down $192 thousand to $1.5 million for the quarter.  Outsourced services were down $3 thousand to $1.3 million.

For the first six months of 2012, total noninterest expense was $41.1 million, down $1.3 million versus the prior year.  The decline was due to a $2.1 million reduction in other real estate expense and a $1.4 million reduction in FDIC and other insurance costs.  These reductions more than offset increases in some other expense categories, most notably the $1.2 million increase in salaries and benefits.  The six month fluctuations were caused by similar circumstances as in the second quarter period.

Income Taxes
In the second quarter of 2012, TrustCo recognized income tax expense of $5.3 million as compared to $4.3 million for the same period in 2011.  The effective tax rates were 37.0% and 35.5% for the second quarters of 2012 and 2011, respectively, and 37.0% and 35.3% for the first six months of 2012 and 2011, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Index

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

Total shareholders’ equity at June 30, 2012 was $349.9 million, compared to $268.9 million at June 30, 2011. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2012.  This results in a dividend payout ratio of 67.8% based on second quarter 2012 earnings per share of $0.097.

The Company and the Bank achieved the following capital ratios as of June 30, 2012 and 2011:

Trustco Bank

(dollars in thousands)	As of June 30,		Well	Adequately
	2012	2011	Capitalized*	Capitalized*

Tier 1 leverage capital	7.73%	6.34%	5.00%	4.00%
Tier 1 risk-based capital	15.92	12.56	6.00	4.00
Total risk-based capital	17.18	13.82	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of June 30,
	2012	2011

Tier 1 leverage capital	7.86%	6.53%
Tier 1 risk-based capital	16.19	12.88
Total risk-based capital	17.45	14.15

In addition, at June 30, 2012, the consolidated equity to total assets ratio was 7.90%, compared to 6.59% at June 30, 2011.  TrustCo is not currently subject to regulatory minimums.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Index

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.6 million in 2012 and ($429 thousand) in 2011.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$719,590	2,606	1.45%	739,545	3,791	2.05%	(1,185)	(100)	(1,085)
Mortgage backed securities and collateralized mortgage obligations-residential	255,039	1,364	2.14%	66,089	622	3.76%	742	2,506	(1,764)
State and political subdivisions	36,730	489	5.33%	60,668	939	6.19%	(450)	(333)	(117)
Corporate bonds	77,020	648	3.37%	112,193	1,081	3.85%	(433)	(310)	(123)
Other	10,092	154	6.10%	7,547	89	4.77%	65	36	29

Total securities available for sale	1,098,471	5,261	1.92%	986,042	6,522	2.65%	(1,261)	1,799	(3,060)

Federal funds sold and other short-term Investments	489,228	299	0.25%	400,460	254	0.25%	45	45	-

Held to maturity securities:
Corporate bonds	35,251	387	4.39%	52,269	595	4.56%	(208)	(187)	(21)
Mortgage backed securities and collateralized mortgage obligations-residential	138,419	1,198	3.46%	108,983	1,240	4.55%	(42)	1,237	(1,279)

Total held to maturity securities	173,670	1,585	3.65%	161,252	1,835	4.55%	(250)	1,049	(1,299)

Commercial loans	235,651	3,138	5.33%	250,347	3,675	5.87%	(537)	(209)	(328)
Residential mortgage loans	1,988,017	26,124	5.26%	1,843,831	25,646	5.56%	478	6,829	(6,351)
Home equity lines of credit	316,289	2,875	3.66%	294,180	2,728	3.72%	147	412	(265)
Installment loans	3,762	146	15.60%	3,501	143	16.42%	3	36	(33)

Loans, net of unearned income	2,543,719	32,283	5.08%	2,391,859	32,192	5.38%	91	7,069	(6,978)

Total interest earning assets	4,305,088	39,428	3.67%	3,939,613	40,803	4.14%	(1,375)	9,962	(11,337)

Allowance for loan losses	(49,386)			(45,261)
Cash & non-interest earning assets	138,964			144,866

Total assets	$4,394,666			4,039,218

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$514,219	78	0.06%	459,678	70	0.06%	8	8	-
Money market accounts	636,171	770	0.49%	630,352	1,184	0.75%	(414)	74	(488)
Savings	1,104,422	979	0.36%	877,503	885	0.40%	94	574	(480)
Time deposits	1,341,038	3,230	0.97%	1,402,890	4,099	1.17%	(869)	(178)	(691)

Total interest bearing deposits	3,595,850	5,057	0.57%	3,370,423	6,238	0.74%	(1,181)	478	(1,659)
Short-term borrowings	153,082	378	0.99%	130,275	382	1.18%	(4)	256	(260)

Total interest bearing liabilities	3,748,932	5,435	0.58%	3,500,698	6,620	0.76%	(1,185)	735	(1,920)

Demand deposits	279,761			256,373
Other liabilities	18,435			17,326
Shareholders' equity	347,538			264,821

Total liabilities and shareholders' equity	$4,394,666			4,039,218

Net interest income , tax equivalent		33,993			34,183		(190)	9,227	(9,417)

Net interest spread			3.09%			3.38%

Net interest margin (net interest income
to total interest earning assets)			3.16%			3.47%

Tax equivalent adjustment		(127)			(307)

Net interest income		33,866			33,876

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.0 million in 2012 and ($2.4 million) in 2011.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$655,168	4,910	1.50%	704,922	6,990	1.98%	(2,080)	(469)	(1,611)
Mortgage backed securities and collateralized mortgage obligations-residential	229,849	2,457	2.14%	67,927	1,230	3.62%	1,227	2,764	(1,537)
State and political subdivisions	38,371	1,092	5.69%	66,965	2,098	6.26%	(1,006)	(829)	(177)
Corporate bonds	85,094	1,470	3.46%	114,462	2,220	3.88%	(750)	(527)	(223)
Other	9,878	249	5.05%	7,635	150	3.97%	99	51	48

Total securities available for sale	1,018,360	10,178	2.00%	961,911	12,688	2.64%	(2,510)	989	(3,499)

Federal funds sold and other short-term Investments	501,617	619	0.25%	399,826	500	0.25%	119	119	-

Held to maturity securities:
U. S. government sponsored enterprises	2,143	25	2.38%	-	-	0.00%	25	25	-
Corporate bonds	44,074	896	4.06%	57,241	1,310	4.58%	(414)	(277)	(137)
Mortgage backed securities-residential	140,783	2,488	3.53%	113,202	2,428	4.29%	60	1,031	(971)

Total held to maturity securities	187,000	3,409	3.65%	170,443	3,738	4.39%	(329)	778	(1,107)

Commercial loans	238,460	6,501	5.45%	251,897	7,352	5.84%	(851)	(378)	(473)
Residential mortgage loans	1,975,333	52,236	5.30%	1,823,662	50,835	5.57%	1,401	7,107	(5,706)
Home equity lines of credit	315,644	5,740	3.66%	292,433	5,394	3.72%	346	579	(233)
Installment loans	3,688	291	15.87%	3,697	295	16.12%	(4)	(1)	(3)

Loans, net of unearned income	2,533,125	64,768	5.12%	2,371,689	63,876	5.39%	892	7,308	(6,416)

Total interest earning assets	4,240,102	78,974	3.73%	3,903,869	80,802	4.14%	(1,828)	9,195	(11,023)

Allowance for loan losses	(49,613)			(44,418)
Cash & non-interest earning assets	140,522			144,605

Total assets	$4,331,011			4,004,056

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$498,290	156	0.06%	445,712	135	0.06%	21	21	-
Money market accounts	634,032	1,693	0.54%	623,633	2,411	0.78%	(718)	117	(835)
Savings	1,062,010	2,081	0.39%	847,211	1,818	0.43%	263	688	(425)
Time deposits	1,353,072	6,648	0.99%	1,427,605	8,542	1.21%	(1,894)	(423)	(1,471)

Total interest bearing deposits	3,547,404	10,578	0.60%	3,344,161	12,906	0.78%	(2,328)	404	(2,732)
Short-term borrowings	149,283	766	1.03%	130,121	789	1.22%	(23)	229	(252)

Total interest bearing liabilities	3,696,687	11,344	0.62%	3,474,282	13,695	0.79%	(2,351)	634	(2,985)

Demand deposits	270,706			250,924
Other liabilities	18,333			17,439
Shareholders' equity	345,285			261,411

Total liabilities and shareholders' equity	$4,331,011			4,004,056

Net interest income , tax equivalent		67,630			67,107		523	8,561	(8,038)

Net interest spread			3.11%			3.35%

Net interest margin (net interest income to total interest earning assets)			3.19%			3.43%

Tax equivalent adjustment		(380)			(689)

Net interest income		67,250			66,418

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2011 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month and six month periods ended June 30, 2012, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2012, the Company had an average balance of federal funds sold and other short-term investments of $489.2 million compared to $400.5 million in the second quarter of 2011.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date:  August 3, 2012

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