Form 10-Q/A
period 2012-06-30
TRUSTCO BANK CORP N Y
filed 2012-08-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 3, 2012, is to correct Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File. The error was related to an incorrect detail tag in the Florida impaired loan table.  Total Florida impaired loans as of June 30, 2012 were incorrectly tagged to the Florida “Residential 1 to 4 family” line item in that table.

No changes have been made to the Form 10-Q other than the furnishing revised Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President
and Chief Financial Officer

Date: August 6, 2012

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