Form 10-Q
period 2012-09-30
TRUSTCO BANK CORP N Y
filed 2012-11-02
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2012
$1 Par Value	93,935,244

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest and dividend income:
Interest and fees on loans	$32,103	32,640	96,805	96,501
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	1,996	3,347	6,906	10,337
State and political subdivisions	340	557	1,118	1,981
Mortgage-backed securities and collateralized mortgage obligations-residential	2,003	778	4,460	2,008
Corporate bonds	529	953	1,999	3,173
Small Business Administration-guaranteed participation securities	43	-	43	-
Other securities	4	5	14	14
Total interest and dividends on securities available for sale	4,915	5,640	14,540	17,513

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	164	25	164
Mortgage-backed securities and collateralized mortgage obligations-residential	976	1,186	3,464	3,614
Corporate bonds	385	565	1,281	1,875
Total interest on held to maturity securities	1,361	1,915	4,770	5,653

Federal Reserve Bank and Federal Home Loan Bank stock	120	84	359	225
Interest on federal funds sold and other short-term investments	258	318	877	818
Total interest income	38,757	40,597	117,351	120,710

Interest expense:
Interest on deposits:
Interest-bearing checking	79	74	235	209
Savings	870	952	2,951	2,770
Money market deposit accounts	673	1,158	2,366	3,569
Time deposits	2,629	3,904	9,277	12,446
Interest on short-term borrowings	348	384	1,114	1,173
Total interest expense	4,599	6,472	15,943	20,167

Net interest income	34,158	34,125	101,408	100,543
Provision for loan losses	2,900	5,100	9,000	14,550
Net interest income after provision for loan losses	31,258	29,025	92,408	85,993

Noninterest income:
Trustco financial services income	1,145	1,242	3,946	4,002
Fees for services to customers	2,610	2,189	7,238	6,608
Net gain on securities transactions	666	158	1,398	1,296
Other	172	214	555	739
Total noninterest income	4,593	3,803	13,137	12,645

Noninterest expenses:
Salaries and employee benefits	7,587	7,087	22,849	21,113
Net occupancy expense	3,756	3,614	11,368	11,023
Equipment expense	1,316	1,639	4,436	4,452
Professional services	1,657	1,152	4,582	4,318
Outsourced services	1,350	1,350	3,947	4,050
Advertising expense	935	763	2,804	2,177
FDIC and other insurance	983	835	2,816	4,078
Other real estate expense, net	1,210	754	2,841	4,439
Other	1,225	1,249	5,518	5,191
Total noninterest expenses	20,019	18,443	61,161	60,841

Income before taxes	15,832	14,385	44,384	37,797
Income taxes	6,079	5,160	16,656	13,424

Net income	$9,753	9,225	27,728	24,373

Net income per Common Share:
- Basic	$0.104	0.100	0.296	0.296

- Diluted	$0.104	0.100	0.296	0.296

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$9,753	9,225	$27,728	24,373

Net unrealized holding gain (loss) on securities available for sale	6,113	(4,102)	13,564	8,709
Reclassification adjustments for net gain recognized in income	(666)	(158)	(1,398)	(1,296)
Tax effect	(2,172)	1,698	(4,851)	(2,956)
Net unrealized gain on securities available for sale	3,275	(2,562)	7,315	4,457

Amortization of net actuarial loss	99	22	293	64
Amortization of prior service credit	(66)	(66)	(197)	(197)
Tax effect	(14)	18	(39)	53
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	19	(26)	57	(80)

Other comprehensive income, net of tax	3,294	(2,588)	7,372	4,377
Comprehensive income	$13,047	6,637	$35,100	28,750

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS:

Cash and due from banks	$40,354	44,395

Federal funds sold and other short term investments	402,290	488,548
Total cash and cash equivalents	442,644	532,943

Securities available for sale	1,052,828	908,718

Held to maturity securities (fair value 2012 $165,298; 2011 $224,440)	155,951	216,288

Federal Reserve Bank and Federal Home Loan Bank stock	9,632	9,004

Loans, net of deferred fees and costs	2,605,941	2,521,303
Less:
Allowance for loan losses	47,364	48,717
Net loans	2,558,577	2,472,586

Bank premises and equipment, net	37,251	37,006
Other assets	61,290	67,099

Total assets	$4,318,173	4,243,644

LIABILITIES:
Deposits:
Demand	$292,350	267,776
Interest-bearing checking	536,892	489,227
Savings accounts	1,167,927	978,819
Money market deposit accounts	668,064	635,434
Certificates of deposit (in denominations of $100,000 or more)	359,246	460,971
Other time accounts	751,974	903,746
Total deposits	3,776,453	3,735,973

Short-term borrowings	161,751	147,563
Accrued expenses and other liabilities	22,352	21,592

Total liabilities	3,960,556	3,905,128

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized;98,912,423 shares issued at September 30, 2012 and December 31, 2011	98,912	98,912
Surplus	175,284	176,638
Undivided profits	128,750	119,465
Accumulated other comprehensive income (loss), net of tax	4,879	(2,493)
Treasury stock at cost - 5,105,125 and 5,491,276 shares at September 30, 2012 and December 31, 2011, respectively	(50,208)	(54,006)

Total shareholders' equity	357,617	338,516

Total liabilities and shareholders' equity	$4,318,173	4,243,644

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2011	$83,166	126,982	108,780	(4,119)	(59,369)	255,440
Net Income - Nine Months Ended September 30, 2011	-	-	24,373	-	-	24,373
Change in other comprehensive income, net of tax	-	-	-	4,377	-	4,377
Proceeds from stock offering (15,640,000 shares)	15,640	51,938	-	-	-	67,578
Cash dividend declared, $.1969 per share	-	-	(16,259)	-	-	(16,259)
Sale of treasury stock (383,673 shares)	-	(1,583)	-	-	3,773	2,190
Stock based compensation expense	-	111	-	-	-	111

Ending balance, September 30, 2011	$98,806	177,448	116,894	258	(55,596)	337,810

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)	(54,006)	338,516
Net Income - Nine Months Ended September 30, 2012	-	-	27,728	-	-	27,728
Change in other comprehensive income, net of tax	-	-	-	7,372	-	7,372
Cash dividend declared, $.1969 per share	-	-	(18,443)	-	-	(18,443)
Sale of treasury stock (386,151 shares)	-	(1,622)	-	-	3,798	2,176
Stock based compensation expense	-	268	-	-	-	268

Ending balance, September 30, 2012	$98,912	175,284	128,750	4,879	(50,208)	357,617

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$27,728	24,373

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,776	3,605
Loss on sale of other real estate owned	577	304
Writedown of other real estate owned	809	2,890
Provision for loan losses	9,000	14,550
Deferred tax benefit	(18)	(1,942)
Stock based compensation expense	268	111
Net gain on sale of bank premises and equipment	(2)	-
Net gain on sales and calls of securities	(1,398)	(1,296)
Decrease in taxes receivable	1,530	4,618
Decrease in interest receivable	1,249	323
Decrease in interest payable	(295)	(303)
Decrease in other assets	1,680	4,581
Increase in due to broker	-	10,000
Increase in accrued expenses and other liabilities	1,030	150
Total adjustments	18,206	37,591
Net cash provided by operating activities	45,934	61,964

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	906,211	916,106
Proceeds from calls and maturities of held to maturity securities	70,640	68,489
Purchases of securities available for sale	(1,039,173)	(1,019,583)
Proceeds from maturities of securities available for sale	2,416	13,185
Purchases of held to maturity securities	(10,303)	(70,935)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(628)	-
Proceeds from sales of Federal Reserve Bank and Federal Home Loan Bank stock	-	53
Net increase in loans	(107,552)	(141,166)
Proceeds from dispositions of other real estate owned	7,749	6,914
Proceeds from dispositions of bank premises and equipment	2	-
Purchases of bank premises and equipment	(4,021)	(2,919)
Net cash used in investing activities	(174,659)	(229,856)

Cash flows from financing activities:

Net increase in deposits	40,480	126,440
Net increase in short-term borrowings	14,188	18,466
Proceeds from sale of treasury stock	2,176	2,190
Proceeds from common stock offering	-	67,578
Dividends paid	(18,418)	(15,207)
Net cash provided by financing activities	38,426	199,467
Net increase (decrease) in cash and cash equivalents	(90,299)	31,575
Cash and cash equivalents at beginning of period	532,943	444,250
Cash and cash equivalents at end of period	$442,644	475,825

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$16,238	20,470
Income taxes paid	15,127	8,805
Other non cash items:
Transfer of loans to other real estate owned	12,561	8,803
Increase in dividends payable	25	1,052
Change in unrealized gain on securities available for sale-gross of deferred taxes	12,166	7,413
Change in deferred tax effect on unrealized gain on securities available for sale	(4,851)	(2,956)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	96	(133)
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(39)	53

See accompanying notes to unaudited consolidated financial statements.

Index

TrustCo Bank Corp NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

1.	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2012 and the results of operations for the three months and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2011 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

Index

2.	Earnings Per Share

A reconciliation of the component parts of earnings per share (EPS) for the three months and nine months ended September 30, 2012 and 2011 is as follows:

(dollars in thousands,
except per share data)
	For the three	For the nine
	months ended	months ended
	September 30, 2012:	September 30, 2012:
Net income	$9,753	$27,728
Less: Net income allocated to participating securities	11	31
Net income allocated to common shareholders	$9,742	$27,697
Basic EPS:
Distributed earnings allocated to common stock	$6,156	$18,443
Undistributed earnings allocated to common stock	3,586	9,254
Net income allocated to common shareholders	$9,742	$27,697
Weighted average common shares outstanding including participating securities	93,798	93,674
Less: Participating securities	106	106
Weighted average common shares	93,692	93,568

Basic EPS	0.104	0.296

Diluted EPS:
Net income allocated to common shareholders	$9,742	$27,697
Weighted average common shares for basic EPS	93,692	93,568
Effect of Dilutive Securities:
Stock Options	7	4
Weighted average common shares including potential dilutive shares	93,699	93,572

Diluted EPS	0.104	0.296

Index

(dollars in thousands,		Weighted
except per share data)		Average Shares	Per Share
	Income	Outstanding	Amounts
For the three months ended September 30, 2011:
Basic EPS:
Income available to common shareholders	$9,225	92,124	$0.100
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$9,225	92,124	$0.100

(dollars in thousands,		Weighted
except per share data)		Average Shares	Per Share
	Income	Outstanding	Amounts
For the nine months ended September 30, 2011:
Basic EPS:
Income available to common shareholders	$24,373	82,297	$0.296
Effect of Dilutive Securities:
Stock Options	-	-	-
Diluted EPS	$24,373	82,297	$0.296

For both the three months ended September 30, 2012 and 2011, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.6 million.  For the nine months ended September 30, 2012 and 2011, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 3.0 million and 2.7 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company's common stock for the periods presented.

3.	Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the three month and nine month periods ended September 30, 2012 and 2011 for its pension and other postretirement benefit plans:

Index

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011

Service cost	$11	11	$7	7
Interest cost	364	378	26	25
Expected return on plan assets	(473)	(496)	(113)	(111)
Amortization of net loss (gain)	103	39	(4)	(17)
Amortization of prior service credit	-	-	(66)	(66)
Net periodic expense (benefit)	$5	(68)	(150)	(162)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2012	2011	2012	2011

Service cost	$35	34	23	20
Interest cost	1,094	1,136	77	74
Expected return on plan assets	(1,421)	(1,489)	(338)	(335)
Amortization of net loss (gain)	307	117	(14)	(53)
Amortization of prior service credit	-	-	(197)	(197)
Net periodic expense (benefit)	$15	(202)	(449)	(491)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it did not expect to make contributions to its pension and postretirement benefit plans in 2012.  As of September 30, 2012, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

4.	Investment Securities

(a) Securities available for sale

Index

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	September 30, 2012
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$426,537	1,296	35	427,798
State and political subdivisions	33,002	855	-	33,857
Mortgage backed securities and collateralized mortgage obligations - residential	508,514	7,365	-	515,879
Small Business Administration-guaranteed participation securities	25,299	39	-	25,338
Corporate bonds	48,343	1,081	128	49,296
Other	650	-	-	650
Total debt securities	1,042,345	10,636	163	1,052,818
Equity securities	10	-	-	10
Total securities available for sale	$1,042,355	10,636	163	1,052,828

(dollars in thousands)	December 31, 2011
Available for sale		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$562,588	1,171	300	563,459
State and political subdivisions	42,812	1,156	-	43,968
Mortgage backed securities and collateralized mortgage obligations - residential	202,103	2,335	415	204,023
Corporate bonds	102,248	70	5,710	96,608
Other	650	-	-	650
Total debt securities	910,401	4,732	6,425	908,708
Equity securities	10	-	-	10
Total securities available for sale	$910,411	4,732	6,425	908,718

Index

The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2012, based on the securities' final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

	September 30, 2012
(dollars in thousands)	Amortized	Fair
Available for sale	Cost	Value
Due in one year or less	$28,171	28,351
Due in one year through five years	938,502	947,722
Due after five years through ten years	60,770	61,244
Due after ten years	14,902	15,501
	$1,042,345	1,052,818

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on investment securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)
Available for sale	September 30, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	10,966	35	-	-	10,966	35
Corporate bonds	-	-	15,576	128	15,576	128
Total available for sale	$10,966	35	15,576	128	26,542	163

(dollars in thousands)	December 31, 2011
Available for sale	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$147,881	300	-	-	147,881	300
Mortgage backed securities and collateralized mortgage obligations - residential	107,369	369	781	46	108,150	415
Corporate bonds	72,077	4,487	19,467	1,223	91,544	5,710
Total available for sale	$327,327	5,156	20,248	1,269	347,575	6,425

Proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses for the three months and nine months ended September 30, 2012 and 2011 were as follows:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sales	26,299	1,373	80,297	47,349
Proceeds from calls	278,165	511,096	825,914	868,757
Gross realized gains	666	166	1,598	1,341
Gross realized losses	-	8	200	45

Income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $266 thousand and $55 thousand for the three months ended September 30, 2012 and 2011, respectively, while income tax expense recognized on net gains on sales and calls of securities available for sale were approximately $559 thousand and $454 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Index

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2012
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	120,877	7,347	-	128,224
Corporate bonds	35,074	2,000	-	37,074
Total held to maturity securities	$155,951	9,347	-	165,298

(dollars in thousands)	December 31, 2011
Held to maturity		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
U.S. government sponsored enterprises	$15,000	19	-	15,019
Mortgage backed securities and collateralized mortgage obligations - residential	141,857	7,727	46	149,538
Corporate bonds	59,431	834	382	59,883
Total held to maturity securities	$216,288	8,580	428	224,440

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2012, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using estimated average life):

	September 30, 2012
(dollars in thousands)	Amortized	Fair
Held to maturity	Cost	Value
Due in one year or less	$25,148	25,535
Due in one year through five years	115,144	123,504
Due in five years through ten years	15,659	16,259
	$155,951	165,298

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

As of September 30, 2012, there were no held to maturity securities in an unrecognized loss position.

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

Index

As of September 30, 2012, the Company’s security portfolio consisted of 269 securities, 6 of which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

At September 30, 2012, the Company held securities issued by U.S. government sponsored enterprises that were in a unrealized loss position.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

Corporate bonds

In the case of corporate bonds, the Company's exposure was primarily in bonds of firms in the financial sector.  At December 31, 2011, market perceptions of that sector and of some specific firms at that time had a negative impact on bond pricing.  The decline in the unrealized loss position from year end to September 30, 2012 is the result of changes in interest rates, the sale of a large portion of these securities during 2012, and  improved market perceptions of the sector.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

As a result of the above analysis, for the three months and nine months ended September 30, 2012, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

5.	Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$172,709	18,323	191,032
Other	26,328	71	26,399
Real estate mortgage - 1 to 4 family:
First mortgages	1,787,481	230,427	2,017,908
Home equity loans	38,067	997	39,064
Home equity lines of credit	296,527	30,556	327,083
Installment	4,395	60	4,455
Total loans, net	$2,325,507	280,434	2,605,941
Less: Allowance for loan losses			47,364
Net loans			$2,558,577

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$189,101	25,226	214,327
Other	33,734	102	33,836
Real estate mortgage - 1 to 4 family:
First mortgages	1,731,127	177,518	1,908,645
Home equity loans	46,082	1,224	47,306
Home equity lines of credit	285,762	27,276	313,038
Installment	4,078	73	4,151
Total loans, net	$2,289,884	231,419	2,521,303
Less: Allowance for loan losses			48,717
Net loans			$2,472,586

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2012 and December 31, 2011, the Company had approximately $33.8 million and $32.5 million of real estate construction loans, respectively.  As of September 30, 2012, approximately $11.5 million are secured by first mortgages to residential borrowers while approximately $22.3 million were to commercial borrowers for residential construction projects.  Of the $32.5 million in real estate construction loans at December 31, 2011, approximately $11.6 million were secured by first mortgages to residential borrowers with the remaining $20.9 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are secured by residential real estate in the Company's New York market area.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index

The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,755	2,698	8,453
Other	125	-	125
Real estate mortgage - 1 to 4 family:
First mortgages	28,108	7,676	35,784
Home equity loans	717	18	735
Home equity lines of credit	3,768	744	4,512
Installment	71	7	78
Total non-accrual loans	38,544	11,143	49,687
Other nonperforming real estate mortgages - 1 to 4 family	238	-	238
Total nonperforming loans	$38,782	11,143	49,925

	December 31, 2011
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$4,968	5,000	9,968
Other	13	-	13
Real estate mortgage - 1 to 4 family:
First mortgages	24,392	9,862	34,254
Home equity loans	968	57	1,025
Home equity lines of credit	2,460	743	3,203
Installment	3	-	3
Total non-accrual loans	32,804	15,662	48,466
Other nonperforming real estate mortgages - 1 to 4 family	312	-	312
Total nonperforming loans	$33,116	15,662	48,778

* Includes New York, New Jersey, Vermont and Massachusetts.

In response to the OCC interpretation regarding borrowers who have filed Chapter 7 bankruptcy and did not re-affirm their debt with the Company that was issued during the third quarter of 2012,  the Company classified $10.1 million of previously performing 1-4 family real estate mortgage loans as troubled debt restructurings (“TDR’s”). Included in the $10.1 million, were $4.0 million of loans that were reclassified from performing status to non-accrual status due to a collateral deficiency of $804 thousand.  The collateral deficiency was charged off during the third quarter of 2012.

As of September 30, 2012 and December 31, 2011, the Company's loan portfolio did not include any subprime loans or loans acquired with deteriorated credit quality.

Index

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

	September 30, 2012
New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$60	-	3,292	3,352	169,357	172,709
Other	-	5	5	10	26,318	26,328
Real estate mortgage - 1 to 4 family:
First mortgages	5,539	3,692	18,465	27,696	1,759,785	1,787,481
Home equity loans	256	68	515	839	37,228	38,067
Home equity lines of credit	181	456	2,715	3,352	293,175	296,527
Installment	27	20	56	103	4,292	4,395

Total	$6,063	4,241	25,048	35,352	2,290,155	2,325,507

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$163	-	2,698	2,861	15,462	18,323
Other	-	-	-	-	71	71
Real estate mortgage - 1 to 4 family:
First mortgages	1,190	854	5,463	7,507	222,920	230,427
Home equity loans	-	-	18	18	979	997
Home equity lines of credit	20	78	639	737	29,819	30,556
Installment	5	-	7	12	48	60

Total	$1,378	932	8,825	11,135	269,299	280,434

	December 31, 2011
New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$400	-	3,157	3,557	185,544	189,101
Other	-	-	-	-	33,734	33,734
Real estate mortgage - 1 to 4 family:
First mortgages	7,850	2,313	20,294	30,457	1,700,670	1,731,127
Home equity loans	186	32	852	1,070	45,012	46,082
Home equity lines of credit	871	473	2,371	3,715	282,047	285,762
Installment	29	4	2	35	4,043	4,078

Total	$9,336	2,822	26,676	38,834	2,251,050	2,289,884

Index

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,042	-	5,000	6,042	19,184	25,226
Other	-	-	-	-	102	102
Real estate mortgage - 1 to 4 family:
First mortgages	813	1,502	8,973	11,288	166,230	177,518
Home equity loans	68	-	65	133	1,091	1,224
Home equity lines of credit	100	91	684	875	26,401	27,276
Installment	1	-	-	1	72	73

Total	$2,024	1,593	14,722	18,339	213,080	231,419

As of September 30, 2012 and December 31, 2011, there were no loans that are 90 days past due and still accruing interest.  As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.  As of September 30, 2012 and December 31, 2011, there were $15.8 million and $7.7 million of loans in non-accruing status that were less than 90 days past due.

Interest on nonaccrual and restructured loans that was collected and recognized as income during the three months and nine months ended September 30, 2012, and 2011, was not material.

Activity in the allowance for loan losses by portfolio segment, is summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,792	44,147	79	48,018
Loans charged off:
New York and other states*	34	2,197	17	2,248
Florida	736	747	1	1,484
Total loan chargeoffs	770	2,944	18	3,732

Recoveries of loans previously charged off:
New York and other states*	25	40	10	75
Florida	-	103	-	103
Total recoveries	25	143	10	178
Net loans charged off	745	2,801	8	3,554
Provision for loan losses	813	2,080	7	2,900
Balance at end of period	$3,860	43,426	78	47,364

Index

(dollars in thousands)	For the three months ended September 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,164	41,244	153	45,561
Loans charged off:
New York and other states*	1	1,001	22	1,024
Florida	-	2,008	1	2,009
Total loan chargeoffs	1	3,009	23	3,033

Recoveries of loans previously charged off:
New York and other states*	4	143	5	152
Florida	-	2	-	2
Total recoveries	4	145	5	154
Net loans charged off	(3)	2,864	18	2,879
Provision for loan losses	(116)	5,225	(9)	5,100
Balance at end of period	$4,051	43,605	126	47,782

(dollars in thousands)	For the nine months ended September 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,479	98	48,717
Loans charged off:
New York and other states*	1,073	5,410	47	6,530
Florida	1,192	3,096	1	4,289
Total loan chargeoffs	2,265	8,506	48	10,819
Recoveries of loans previously charged off:
New York and other states*	30	273	41	344
Florida	8	114	-	122
Total recoveries	38	387	41	466
Net loans charged off	2,227	8,119	7	10,353
Provision for loan losses	1,947	7,066	(13)	9,000
Balance at end of period	$3,860	43,426	78	47,364

(dollars in thousands)	For the nine months ended September 30, 2011
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,227	37,448	236	41,911
Loans charged off:
New York and other states*	70	2,816	70	2,956
Florida	600	5,626	2	6,228
Total loan chargeoffs	670	8,442	72	9,184

Recoveries of loans previously charged off:
New York and other states*	55	380	36	471
Florida	4	29	1	34
Total recoveries	59	409	37	505
Net loans charged off	611	8,033	35	8,679
Provision for loan losses	435	14,190	(75)	14,550
Balance at end of period	$4,051	43,605	126	47,782

Index

As previously noted, included in the above tables for the three months and nine months ended September 30, 2012 are approximately $804 thousand of charge-offs on performing 1 to 4 family residential real estate loans that were placed in non-accrual status in accordance with OCC guidance released in the third quarter of 2012.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	September 30, 2012
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,860	43,426	78	47,364

Total ending allowance balance	$3,860	43,426	78	47,364

Loans:
Individually evaluated for impairment	$8,578	16,068	-	24,646
Collectively evaluated for impairment	208,853	2,367,987	4,455	2,581,295

Total ending loans balance	$217,431	2,384,055	4,455	2,605,941

	December 31, 2011
		Real Estate Mortgage-
	Commercial Loans	1 to 4 Family	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,479	98	48,717

Total ending allowance balance	$4,140	44,479	98	48,717

Loans:
Individually evaluated for impairment	$9,981	3,730	-	13,711
Collectively evaluated for impairment	238,182	2,265,259	4,151	2,507,592

Total ending loans balance	$248,163	2,268,989	4,151	2,521,303

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

Loans for which the terms have been modified in the form of a concession, and for which the borrower is experiencing financial difficulties, are generally considered to be TDRs and are classified as impaired. TDR’s are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index

The following tables present impaired loans by loan class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
New York and other states*:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,755	6,180	-	5,509
Other	125	182	-	102
Real estate mortgage - 1 to 4 family:
First mortgages	12,501	14,153	-	4,555
Home equity loans	619	699	-	195
Home equity lines of credit	1,581	1,740	-	238

Total	$20,581	22,954	-	10,599

Florida:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,698	3,890	-	6,929
Other	-	6	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,318	2,886	-	847
Home equity lines of credit	49	201	-	16

Total	$4,065	6,983	-	7,792

	December 31, 2011
New York and other states*:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$4,968	5,684	-	5,198
Other	13	32	-	56
Real estate mortgage - 1 to 4 family:
First mortgages	2,874	3,299	-	1,664
Home equity loans	151	199	-	69
Home equity lines of credit	-	75	-	-

Total	$8,006	9,289	-	6,987

Index

Florida:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,000	9,042	-	6,774
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	705	1,301	-	224

Total	$5,705	10,343	-	6,998

In the preceding tables, the average recorded investment in impaired loans includes the year-to-date average of all impaired loans.  The amount of interest income recognized on impaired loans for the three months and nine months ended September 30, 2012 and 2011 was not material.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.

Included in impaired loans as of September 30, 2012 are approximately $10.1 million of 1 to 4 family residential real estate loans that were identified as TDR’s in accordance with OCC guidance released in the third quarter of 2012.

Management evaluates impairment on commercial and commercial real estate loans that are past due as well as in situations where circumstances dictate that an evaluation is prudent.  If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time.  As a result, as of September 30, 2012 and December 31, 2011, based upon management's evaluation and due to the sufficiency of charge-offs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

As of September 30, 2012 and December 31, 2011, total TDR's amounted to $17.3 million and $5.2 million, respectively.

As of September 30, 2012, due to the adequacy of the underlying collateral and the sufficiency of prior charge-offs taken, none of the allowance for loan losses has been allocated to TDR's and the impact of the identification of these loans as TDR's did not have a material impact on the allowance.  During the three months and nine months ended September 30, 2012, there were $1.1 million and $1.4 million of charge-offs on loans identified as TDR's, respectively.  Included in both the three month and nine month chargeoff amounts is $804 thousand related to loans reclassified as non-accrual based on the OCC’s guidance released in the third quarter of 2012.

Index

The following tables present modified loans by class that were determined to be TDR's that occurred during the three months and the twelve months ended September 30, 2012:

	During the three months ended September 30, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	2	$166	166
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	73	8,807	8,807
Home equity loans	14	485	485
Home equity lines of credit	27	1,475	1,475

Total	116	$10,933	10,933

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	8	878	878
Home equity lines of credit	2	50	50

Total	10	$928	928

	During the twelve months ended September 30, 2012
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	2	$166	166
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	94	11,845	11,845
Home equity loans	17	605	605
Home equity lines of credit	28	1,581	1,581

Total	141	$14,197	14,197

Index

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	1,306	1,306
Home equity lines of credit	2	50	50

Total	14	$1,356	1,356

As previously noted, included in loans modified and classified as TDR’s during the three months and twelve months ended September 30, 2012 are approximately $10.1 million of 1 to 4 family residential real estate loans that were determined to be TDRs in accordance with OCC guidance released in the third quarter of 2012.

In addition to the loans in the preceding tables, as of September 30, 2012, the Company has approximately $1.5 million of commercial and commercial real estate loans which were classified as TDR's as a result of modifications prior to 2011.  In these cases, the loan modification included a reduction in the stated interest rate on the loan to the current market rate available.  These loans were in nonaccrual status as of September 30, 2012 and December 31, 2011.  As of September 30, 2012, these loans were performing in accordance with their modified terms.

The following table presents loans by class modified as TDR's that occurred during the twelve months ended September 30, 2012 for which there was a payment default during the same period:

New York and other states*:	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	3,042
Home equity loans	3	96
Home equity lines of credit	2	136

Total	29	$3,274

Index

Florida:
	Number of	Recorded
(dollars in thousands)	Contracts	Investment

Commercial:
Commercial real estate	-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	719
Home equity lines of credit	1	47

Total	8	$766

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company's underwriting policy.  Generally, modification of the terms of loans were the result of the borrower filing for bankruptcy protection, and included the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.  In the case of Chapter 7 bankruptcies, as previously noted, even though there is no modification of terms, the borrowers’ debt to the Company was discharged and they did not reaffirm the debt.

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  On at least an annual basis, the Company's loan review process analyzes non-homogeneous loans over $150,000, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk.  The Company uses the following definitions for classified loans:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of September 30, 2012
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$161,800	10,909	172,709
Other	26,038	290	26,328

	$187,838	11,199	199,037

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$13,025	5,298	18,323
Other	71	-	71

	$13,096	5,298	18,394

Index

	As of December 31, 2011
New York and other states*:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$181,717	7,384	189,101
Other	33,721	13	33,734

	$215,438	7,397	222,835

Florida:	Pass	Classified	Total

(dollars in thousands)

Commercial:
Commercial real estate	$17,626	7,600	25,226
Other	102	-	102

	$17,728	7,600	25,328

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools at September 30, 2012 and December 31, 2011 is included in the aging of the recorded investment of past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2012 and December 31, 2011 is presented in the recorded investment in non-accrual loans table.

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

Index

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$427,798	-	427,798	-
State and political subdivisions	33,857	-	33,857	-
Mortgage-backed securities and collateralized mortgage obligations - residential	515,879	-	515,879	-
Small Business Administration-guaranteed participation securities	25,338	-	25,338	-
Corporate bonds	49,296	-	49,296	-
Other securities	660	10	650	-

Total securities available-for-sale	$1,052,828	10	1,052,818	-

	Fair Value Measurements at
	December 31, 2011 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$563,459	-	563,459	-
State and political subdivisions	43,968	-	43,968	-
Mortgage-backed securities and collateralized mortgage obligations - residential	204,023	-	204,023	-
Corporate bonds	96,608	-	96,608	-
Other securities	660	10	650	-

Total securities available-for-sale	$908,718	10	908,708	-

There were no transfers between level 1 and level 2 during 2012 and 2011.

Index

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$8,691	-	-	8,691
Impaired loans:
Commercial real estate	4,831	-	-	4,831
Real estate mortgage - 1 to 4 family:
First mortgages	5,649	-	-	5,649
Home equity loans	117	-	-	117
Home equity lines of credit	546	-	-	546

Other real estate owned, which is carried at fair value less costs to sell, approximates $8.7 million at September 30, 2012, and consisted of $4.8 million of commercial real estate and $3.9 million of residential real estate properties.  Valuation charges of $335 thousand and $809 thousand are included in earnings for the three and nine months ended September 30, 2012, respectively.

Of the total impaired loans of $24.6 million at September 30, 2012, $11.1 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to commercial impaired loans were $736 thousand and $2.2 million for the three and nine months ended September 30, 2012, respectively, while gross residential impaired loan charge-offs amounted to $1.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

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

Index

Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans.  Gross charge-offs related to commercial impaired loans were $1.1 million for the year ended December 31, 2011, while gross residential impaired loan charge-offs amounted to $1.4 million.

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2012 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$442,644	442,644	-	-	442,644
Securities available for sale	1,052,828	10	1,052,818	-	1,052,828
Held to maturity securities	155,951	-	165,297	-	165,297
Federal Reserve Bank and Federal Home Loan Bank stock	9,632	N/A	N/A	N/A	N/A
Net loans	2,558,577	-	-	2,671,545	2,671,545
Accrued interest receivable	12,703	-	4,805	7,898	12,703
Financial liabilities:
Demand deposits	292,350	292,350	-	-	292,350
Interest bearing deposits	3,484,103	2,372,883	1,113,316	-	3,486,199
Short-term borrowings	161,751	-	161,751	-	161,751
Accrued interest payable	467	92	375	-	467

	As of
(dollars in thousands)	December 31, 2011
	Carrying	Fair
	Value	Value
Financial assets:
Cash and cash equivalents	$532,943	532,943
Securities available for sale	908,718	908,718
Held to maturity securities	216,288	224,440
Federal Reserve Bank and Federal Home Loan Bank stock	9,004	N/A
Net loans	2,472,586	2,590,803
Accrued interest receivable	13,952	13,952
Financial liabilities:
Demand deposits	267,776	267,776
Interest bearing deposits	3,468,197	3,474,558
Short-term borrowings	147,563	147,563
Accrued interest payable	762	762

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents

The carrying values of these financial instruments approximate fair values and are classified as level 1.

Index

Federal Reserve Bank and Federal Home Loan Bank stock

It is not practical to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to their restrictive nature.

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

7.	Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	YTD	Balance at
	12/31/2011	Change	9/30/2012

Net unrealized holding gain (loss) on securities available for sale	$(1,018)	7,315	6,297
Net change in funded status of pension and postretirement benefit plans	(1,475)	57	(1,418)

Accumulated other comprehensive income (loss)	$(2,493)	7,372	4,879

	Balance at	QTD	Balance at
	6/30/2012	Change	9/30/2012

Net unrealized holding gain on securities available for sale	$3,022	3,275	6,297
Net change in funded status of pension and postretirement benefit plans	(1,437)	19	(1,418)

Accumulated other comprehensive income	$1,585	3,294	4,879

8.	New Accounting Pronouncements

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.  A statement of other comprehensive income has been included as part of the consolidated financial statements.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company's management.

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
November 2, 2012

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

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months and nine months ended September 30, 2012 and 2011.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and nine-month periods ended September 30, 2012, with comparisons to the corresponding periods in 2011 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2011 Annual Report to Shareholders should be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets were generally strong during the third quarter of 2012.  For the third quarter, the S&P 500 Index was up 5.8% and the Dow Jones Industrial Average was up 4.3%.  Credit markets continued to show significant volatility during the quarter, although somewhat less than what occurred in the second quarter.  The volatility, which was mostly in the longer term part of the yield curve, occurred during the course of the quarter; comparisons of period-end rates show much less movement.  Shorter term rates ended the quarter at levels near where they started.  The table below illustrates the range of these movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the third quarter.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, declined relative to the Treasury curve, at least partly due to the influence of buying by the Federal Reserve Bank.

	3 Month	2 Year	5 Year	10 Year
	Yield (%)	Yield (%)	Yield (%)	Yield (%)
End of Q1	0.07	0.33	1.04	2.23
Peak	0.11	0.36	1.05	2.30
Trough	0.07	0.25	0.62	1.47
End of Q2	0.09	0.33	0.72	1.67

End of Q2	0.09	0.33	0.72	1.67
Peak	0.12	0.31	0.83	1.88
Trough	0.08	0.22	0.56	1.43
End of Q3	0.10	0.23	0.62	1.65

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  While there have been some encouraging economic reports, conditions are generally thought to have trended flat to down.  Although there has been some improvement in recent months, the housing market remains troubled and issues regarding home foreclosures remain prominent topics of discussion in the media and within government.  Federal, state and municipal budget deficits and debt levels have received significant political and media attention, and sovereign fiscal issues in a  number of European nations, as well as slowing economies in both Europe and China have caused significant uncertainty in financial markets worldwide and created concern that this weakness will put new pressure on the United States.

Index

The pace of bank failures has declined from 2011, with just 43 failures through the end of the third quarter.  Most closures have been the result of capital and asset quality problems, rather than the liquidity issues that resulted in the failures and near-failures of some of the largest financial institutions in the world during the initial phase of the financial crisis.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.    The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The FRB has lowered its expectations for near term economic recovery in the United States and many economists have done the same.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.    It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all. Given current conditions, it does not seem likely that there will be any attempt to unwind these in the near term.   More recently, the FRB has attempted to influence the shape of the yield curve by selling shorter term bonds and buying longer term bonds, with a goal of reducing longer term interest rates, and has indicated that additional actions may be necessary.

The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  Regulatory changes that have been implemented to date have reduced interchange revenue level that banks previously earned.  In June 2012, the Board of Governors of the FRB approved notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer.  Final rules are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

Index

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at September 30, 2012, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve remained positive; however the slope continued to decline, on average, compared to the second quarter.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 1.38% in the third quarter of 2012, compared to 1.54% during the second quarter and 1.75% in the first quarter.  The slope did improve slightly late in the third quarter.  The slope of the yield curve is generally better for mortgage lenders profitability when it is steeper.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, future changes in the FRB’s quantitative easing and related programs or gains in the level of economic activity could potentially lead to potentially higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The level of home foreclosures nationally remains an area of significant political and media interest.  Problems such as instances of foreclosures where the paperwork or process may not have met legal requirements have created significant legal and public relations problems for banks and other mortgage lenders.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors.  Also recently, efforts by mortgage servicers and secondary market purchasers of mortgage loans to require mortgage originators to repurchase troubled loans have also increased. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

Index

Overview
TrustCo recorded net income of $9.8 million, or $0.104 of diluted earnings per share for the three months ended September 30, 2012, as compared to net income of $9.2 million or $0.100 of diluted earnings per share in the same period in 2011.

For the first nine-months of 2012, TrustCo recorded net income of $27.7 million, or $0.296 of diluted earnings per share, as compared to net income of $24.4 million or $0.296 of diluted earnings per share in the same period in 2011.

For both the three and nine-month periods, earnings per share comparisons to prior periods are impacted by the additional shares issued in July of 2011, although the impact on the three-month period is nominal.

The primary factors accounting for the change in net income for three and nine-month periods ended September 30, 2012 as compared to the prior year were:

•
An increase in the average balance of interest earning assets of $206.3 million to $4.28 billion for the third quarter of 2012 compared to the same period in 2011, and an increase of $292.4 million to $4.25 billion for the first nine months of 2012 as compared to the prior year.

•
An increase in the average balance of interest bearing liabilities of $157.9 million to $3.71 billion for the third quarter of 2012 as compared to 2011, and an increase of $200.64 million to $3.70 billion in the first nine months of 2012 compared to the prior year.

•
A decrease in taxable equivalent net interest margin for the third quarter of 2012 to 3.21% from 3.38% in the prior year. The decline in the margin was partly offset by the beneficial impact of the increase in average earning assets, resulting in a decrease of $69 thousand in taxable equivalent net interest income in the third quarter of 2012 compared to the third quarter of 2011. For the first nine months of 2012, the margin declined 22 basis points to 3.20%.

•
A decrease in the provision for loan losses to $2.9 million in the third quarter of 2012 from $5.1 million in the third quarter of 2011. For the first nine months of 2012, the provision was $5.6 million less than for the first nine months of 2011.

•	An increase of $508 thousand in net gains on securities transactions and $421 thousand in customer service fees for the third quarter of 2012 as compared to same period in 2011.

•	An increase of $1.6 million in noninterest expense for the third quarter of 2012 as compared to 2011.

Index

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2011 is a description of the effect interest rates had on the results for the year 2011 compared to 2010.  Many of the same market factors discussed in the 2011 Annual Report continued to have a significant impact on the third quarter and year-to-date results for 2012.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  The FRB has also stated that it intends to hold rates at low levels in order to support growth.  As noted in minutes of the FRB Board of Governors released on October 24, 2012, the FRB continues to see the need for monetary actions to keep rates low and “currently anticipates that exceptionally low levels for the federal funds rate are likely to be warranted at least through mid-2015.”

Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the third quarter of 2012 relative to prior periods, but at a slower pace as rates reach extremely low levels.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index

The principal loan product for TrustCo is residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. Also, as noted previously, the 10 year Treasury yield, while fluctuating during the quarter, is at a very low level relative to historical yields.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.

The Federal Funds sold portfolio and other short term investments are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the third quarter of 2012, although the rate of decline has slowed.

While TrustCo has been affected somewhat by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

Index

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial in the short term.  In line with this view, balance sheet expansion did slow in the third quarter as compared to recent quarters.

For the third quarter of 2012, the net interest margin was 3.21%, down 17 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

•
The average balance of federal funds sold and other short-term investments decreased by $69.8 million while the average yield was down 1 basis point to 25 basis points. The decrease in the average balance reflects the investment of cash into available-for-sale securities and the continued generation of loans.

•
The average balance of securities available for sale and held-to-maturity securities increased by $138.6 million and the average yield decreased to 2.03% for the third quarter of 2012 compared to 2.77% for the same period in 2011. Within the total securities portfolio, the available-for-sale portfolio increased by $165.1 million, while the held-to-maturity portfolio decreased by $26.5 million.

•
The average loan portfolio grew by $134.7 million to $2.59 billion and the average yield decreased 36 basis points to 4.96% in the third quarter of 2012 compared to the same period in 2011. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $157.9 million and the average rate paid decreased 23 basis points to 0.49% in the third quarter of 2012 compared to the same period in 2011. The decline in the rates paid on interest bearing liabilities reflects the decline in market interest rates and changes in competitive conditions.

During the third quarter of 2012, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $4.07 billion in the third quarter of 2011 to $4.28 billion in the same period of 2012 with an average yield of 4.01% in 2011 and 3.64% in 2012.  Interest income on average earning assets declined from $40.9 million in the third quarter of 2011 to $38.9 million in the third quarter of 2012, on a tax equivalent basis, as the increase in average earning assets only partly offset the decline in average yield.

Loans
The average balance of loans was $2.59 billion in the third quarter of 2012 and $2.45 billion in the comparable period in 2011.  The yield on loans decreased 36 basis points to 4.96%.  The higher average balances were more than offset by the lower yield, leading to a nominal decrease in the interest income on loans from $32.6 million in the third quarter of 2011 to $32.1 million in the third quarter of 2012.

Compared to the third quarter of 2011, the average balance of the loan portfolio during the third quarter of 2012 increased in the residential mortgage, home equity and installment loan categories, but declined in the commercial loan category.  The average balance of residential mortgage loans was $2.03 billion in 2012 compared to $1.90 billion in 2011, an increase of 6.9%.  The average yield on residential mortgage loans decreased by 38 basis points to 5.12% in the third quarter of 2012 compared to 2011.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $18.8 million to an average balance of $228.5 million in the third quarter of 2012 compared to the prior year.  The average yield on this portfolio decreased 35 basis points to 5.36% over the same period.

Index

The average yield on home equity credit lines declined 17 basis points to 3.59% during the third quarter of 2012 compared to 3.76% in the year earlier period.  The average balances of home equity lines increased 7.1% to $322.4 million in the third quarter of 2012 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the third quarter of 2012 was $1.10 billion compared to $937.7 million for the comparable period in 2011.  The increased balances reflect the investment of cash into securities.  The average yield was 1.84% for the third quarter of 2012 and 2.52% for the third quarter of 2011.  The decline in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), municipal bonds, corporate bonds and residential mortgage-backed securities.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $10.5 million as of September 30, 2012 compared to a net unrealized loss of $1.7 million as of December 31, 2011, with the change due primarily to a decrease in long term interest rates.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $163.3 million for the third quarter of 2012 compared to $189.8 million in the third quarter of 2011.  The decrease in balances reflects a shift towards the available-for-sale portfolio in order to maintain flexibility in the current rate environment.  The average yield was 3.33% for the 2012 period compared to 4.04% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2012, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2012 third quarter average balance of federal funds sold and other short-term investments was $417.0 million, a $69.8 million decrease from the $486.7 million average for the same period in 2011.  The yield decreased one basis point to 0.25%.  Interest income from this portfolio decreased $60 thousand from $318 thousand in 2011 to $258 thousand in 2012, reflecting the average balance decrease.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased from $3.42 billion during the third quarter of 2011 to $3.56 billion in the third quarter of 2012, and the average rate paid decreased from 0.71% for 2011 to 0.48% for 2012.  Total interest expense on these deposits decreased $1.8 million to $4.3 million in the third quarter of 2012 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The decline in certificates was due to both the low rate environment leading more consumers to hold funds in money market, savings and demand accounts as well as a decision by management to adjust pricing to encourage such a shift and let more volatile certificate balances roll off.  From the third quarter of 2011 to the third quarter of 2012, interest bearing demand account average balances were up 13.7%, money market account average balances were up 2.5% and savings account average balances were up 26.1%, while non-interest demand average balances were up 10.5%.  Average balances in certificates of deposits declined 12.9% over the same time frame, but still constitute 31.6% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At September 30, 2012, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year	$1,067,927
1 to 2 years	38,458
2 to 3 years	2,618
3 to 4 years	1,265
4 to 5 years	952
Over 5 years	-
$1,111,220

Average short-term borrowings for the quarter were $151.5 million in 2012 compared to $132.4 million in 2011.  The average rate decreased during this time period from 1.15% in 2011 to 0.91% in 2012.  The short-term borrowings of the Company were cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income decreased by $69 thousand to $34.3 million in the third quarter of 2012 as compared to the same period in 2011.  The net interest spread was down 14 basis points to 3.15% in the third quarter of 2012 as compared to the year ago period. As previously noted, the net interest margin was down 17 basis points to 3.21% for the third quarter of 2012 as compared to the same period in 2011.  For the first nine months of 2012, taxable equivalent net interest income increased by $454 thousand compared to the prior year as the increase in the size of the balance sheet more than offset the lower margin.

Index

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring (TDR), and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.  As noted, the OCC issued new guidance in the third quarter of 2012 in regard to the accounting treatment of loans where the borrowers have had their debt to the Company discharged in Chapter 7 bankruptcy and the borrower has not reaffirmed the debt.  That guidance has been implemented and is reflected in the figures below.  Management will continue to monitor this new guidance as further clarifications develop.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of September 30, 2012:

Nonperforming loans: Total NPLs were $49.9 million at September 30, 2012, compared to $47.0 million at September 30, 2011 and $48.8 million at December 31, 2011.  There were $49.7 million of nonaccrual loans at September 30, 2012 compared to $46.7 million at September 30, 2011 and $48.5 million at December 31, 2011.  There were no loans at September 30, 2012 and 2011, or December 31, 2011 that were past due 90 days or more and still accruing interest.

At September 30, 2012, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $49.9 million, $41.3 million were residential real estate loans and $8.6 million were commercial mortgages and commercial loans, compared to $38.8 million and $10.0 million, respectively at December 31, 2011. At September 30, 2012, nonaccrual loans, nonperforming loans and nonperforming assets each included an additional $4.0 million that was reclassified to non-accrual status as a result of the new OCC guidance.  These loans had been classified as performing loans based on the status of their payments under the terms of the loans.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.48% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2012 (annualized), compared to 0.53% for the third quarter of 2011.  Excluding the affect of implementing the new OCC guidance, the net charge-off number would have been 0.35% for the third quarter of 2012.  These levels remain elevated compared to historical levels, reflecting current economic conditions.  However, while the level of nonperforming loans has increased, the Company does not believe this represents a significant level of increased risk of loss in the current loan portfolios.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2012, 89.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 10.8% were in Florida.  Those figures compare to 90.8% and 9.2%, respectively at December 31, 2011.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 8.6% and 6.6%, respectively, as of September 30, 2012.  Both the Florida and New York levels of commercial loans as a percent of total loans declined from December 31, 2011 with the Florida number coming down from 10.9% at that date and the New York number from 9.7%.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York.  Reflecting that, nonperforming loans are more heavily weighted towards Florida.  As of September 30, 2012, 22.3% of nonperforming loans were to Florida borrowers, compared to 77.7% in New York and surrounding areas.  The level of Florida based nonperforming loans declined from 32.1% as of December 31, 2011.  For the three months ended September 30, 2012, Florida net charge-offs were equal to 38.9% of total net charge-offs, compared to 61.1% for New York and surrounding areas.  For the first nine months of 2012, Florida net charge-offs were 40.2% of total net charge-offs, and New York and surrounding area net charge-offs were 59.8%.  The higher level of net charge-offs relative to loan outstandings reflected both the higher level of nonaccrual loans in Florida as well as a greater severity of loss as housing prices have fallen more significantly and broadly in the Florida markets than in the Company’s primary market area.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2012, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $8.6 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2012, compared to $10.0 million at December 31, 2011.  There were $16.1 million of impaired retail loans at September 30, 2012, compared to $3.7 million at December 31, 2011.  The average balances of all impaired loans were $18.4 million during 2012 and $14.0 million for the full year 2011.

At September 30, 2012 there was $8.7 million of foreclosed real estate as compared to $5.3 million at December 31, 2011 with the net increase coming from the transfer of a nonaccrual loan to foreclosed real estate in the third quarter.

During the third quarter of 2012, there were $770 thousand of gross commercial loan charge offs and $3.0 million of gross residential mortgage and consumer loan charge-offs as compared with $1 thousand of gross commercial loan charge-offs and $3.0 million of residential mortgage and consumer loan charge-offs in the third quarter of 2011.  Gross recoveries during the third quarter of 2012 were $25 thousand for commercial loans and $153 thousand for residential mortgage and consumer loans, compared to $4 thousand for commercial loans and $150 thousand for residential and consumer in the third quarter of 2011.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

	As of		As of
	September 30, 2012		December 31, 2011
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,455	7.5%	$3,737	9.0%
Real estate - construction	620	1.3%	632	1.3%
Real estate mortgage - 1 to 4 family	35,884	78.5%	36,747	77.1%
Home equity lines of credit	7,327	12.5%	7,503	12.4%
Installment Loans	78	0.2%	98	0.2%
	$47,364	100.0%	$48,717	100.0%

At September 30, 2012, the allowance for loan losses was $47.4 million, compared to the December 31, 2011 balance of $48.7 million.  The allowance represents 1.82% of the loan portfolio as of September 30, 2012 compared to 1.93% at December 31, 2011.

The provision for loan losses was $2.9 million for the quarter ended September 30, 2012 compared to $5.1 million for the third quarter of 2011.  Net charge-offs for the three-month period ended September 30, 2012 were $3.6 million, compared to $2.9 million in the year earlier period, including $804 thousand related to the new OCC guidance in the third quarter of 2012.  In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

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

Using this internal model, the fair value of capital projections as of September 30, 2012 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2012. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of September 30, 2012	Fair value of Assets
+400 BP	13.57%
+300 BP	13.93
+200 BP	14.39
+100 BP	14.93
Current rates	13.89
-100 BP	12.01

Index

Noninterest Income
Total noninterest income for the third quarter of 2012 was $4.6 million, compared to $3.8 million in the prior year period.  Excluding net securities transactions, non-interest income increased $282 thousand in the third quarter of 2012 to $3.9 million, compared to the third quarter of 2011.  Net gains on securities transactions were $666 thousand in the third quarter of 2012, compared to net gains of $158 thousand in the third quarter of 2011.

Trustco Financial Services income decreased $97 thousand to $1.1 million for the third quarter of 2012 compared to the third quarter of 2011, with the decline resulting from less non-recurring income in the 2012 period compared to an unusually high level in 2011. Assets under management were $833 million at September 30, 2012 compared to $784 million at December 31, 2011 and $725 million at September 30, 2011.  The increase in assets compared to the prior periods was due to market conditions and net account additions.

The total of fees for other services to customers plus other income was $2.8 million in the third quarter of 2012, up $379 thousand compared to the same period in 2011 as growth in the number of customers and accounts, as well as some new or increased fees offset the negative impact of new regulations on certain service fees.

For the first nine months of 2012, total noninterest income was $13.1 million, up $492 thousand versus the prior year.  The increase was due primarily to a $446 thousand increase in fees for services to customers plus other income.

Noninterest Expenses
Total noninterest expenses were $20.0 million for the three months ended September 30, 2012, compared to $18.4 million for the three months ended September 30, 2011.  The increase of $1.6 million is due to increases in most individual expense categories.  The most significant increases were in salary and employee benefits (up $500 thousand to $7.6 million), professional services (up $505 thousand to $1.7 million) and other real estate expenses (up $456 thousand to $1.2 million).  These were partly offset by a $323 thousand decrease in equipment expense to $1.3 million.  The increase in salaries and benefits was primarily due to higher benefit costs and growth in the number of employees.  Full time equivalent headcount was 760 as of September 30, 2012 up from 720 as of September 30, 2011.  The increase in professional services was due primarily to higher costs for a number of consultants utilized during the period as compared to the prior year.  Equipment expense tends to fluctuate from quarter to quarter, with the third quarter change being well within the recent range.

For the first nine months of 2012, total noninterest expense was $61.2 million, up $320 thousand versus the prior year.  The relatively flat expense level included a $1.7 million increase in salaries and benefits as well as a number of other smaller increases, offset by declines of $1.6 million in other real estate expense and a $1.3 million reduction in FDIC and other insurance costs.  The decline in ORE expense reflects a lower level of charge-offs during the period as compared to 2011.  The lower FDIC and other insurance is the result of a lower FDIC assessment rate.

Index

Income Taxes
In the third quarter of 2012, TrustCo recognized income tax expense of $6.1 million as compared to $5.2 million for the same period in 2011.  The effective tax rates were 38.4% and 35.9% for the third quarters of 2012 and 2011, respectively, and 37.5% and 35.5% for the first nine months of 2012 and 2011, respectively.  The higher tax rates for both 2012 periods is due to a smaller level of tax-exempt income as compared to the same periods in 2011.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Total shareholders’ equity at September 30, 2012 was $357.6 million, compared to $337.8 million at September 30, 2011. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2012.  This results in a dividend payout ratio of 63.1% based on third quarter 2012 earnings per share of $0.104.

The Company and the Bank achieved the following capital ratios as of September 30, 2012 and 2011:

Trustco Bank

(dollars in thousands)	As of September 30,		Well	Adequately
	2012	2011	Capitalized*	Capitalized*

Tier 1 leverage capital	8.00%	8.00%	5.00%	4.00%
Tier 1 risk-based capital	16.16	15.69	6.00	4.00
Total risk-based capital	17.42	16.96	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of September 30,
	2012	2011

Tier 1 leverage capital	8.17%	8.09%
Tier 1 risk-based capital	16.45	15.88
Total risk-based capital	17.71	17.14

Index

In addition, at September 30, 2012, the consolidated tangible equity to total tangible assets ratio was 8.27%, compared to 8.04% at September 30, 2011.  The holding company is not currently subject to regulatory minimums.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $4.5 million in 2012 and $1.2 million in 2011.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$594,814	1,996	1.34%	666,503	3,347	2.01%	(1,351)	(330)	(1,021)
Mortgage backed securities and collateralized mortgage obligations-residential	397,935	2,003	2.01%	114,442	778	2.72%	1,225	2,573	(1,348)
State and political subdivisions	34,383	495	5.76%	53,540	815	6.09%	(320)	(278)	(42)
Corporate bonds	66,940	529	3.16%	102,522	953	3.72%	(424)	(296)	(128)
Small Business Administration-guaranteed participation securities	8,024	43	2.14%	-	-	0.00%	43	22	21
Other	660	4	2.42%	660	5	3.03%	(1)	-	(1)

Total securities available for sale	1,102,756	5,070	1.84%	937,667	5,898	2.52%	(828)	1,691	(2,519)

Federal funds sold and other
short-term Investments	416,971	258	0.25%	486,749	318	0.26%	(60)	(47)	(13)

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	27,772	164	2.36%	(164)	(82)	(82)
Corporate bonds	35,132	385	4.39%	50,962	565	4.44%	(180)	(174)	(6)

Mortgage backed securities and collateralized mortgage obligations-residential	128,188	976	3.04%	111,037	1,186	4.27%	(210)	880	(1,090)

Total held to maturity securities	163,320	1,361	3.33%	189,771	1,915	4.04%	(554)	623	(1,177)

Federal Reserve Bank and Federal Home Loan Bank stock	9,632	120	4.98%	6,861	84	4.90%	36	34	2
Commercial loans	228,537	3,068	5.36%	247,294	3,532	5.71%	(464)	(257)	(207)
Residential mortgage loans	2,031,080	25,988	5.12%	1,899,421	26,115	5.50%	(127)	7,166	(7,293)
Home equity lines of credit	322,405	2,906	3.59%	301,055	2,853	3.76%	53	657	(604)
Installment loans	4,007	149	14.82%	3,559	147	16.34%	2	63	(61)

Loans, net of unearned income	2,586,029	32,111	4.96%	2,451,329	32,647	5.32%	(536)	7,631	(8,167)

Total interest earning assets	4,278,708	38,920	3.64%	4,072,377	40,862	4.01%	(1,942)	9,933	(11,875)

Allowance for loan losses	(49,039)			(46,731)
Cash & non-interest earning assets	144,099			143,928

Total assets	$4,373,768			4,169,574

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$531,216	79	0.06%	467,152	74	0.06%	5	5	-
Money market accounts	660,464	673	0.40%	644,452	1,158	0.71%	(485)	189	(674)
Savings	1,151,910	870	0.30%	913,384	952	0.41%	(82)	951	(1,033)
Time deposits	1,217,080	2,629	0.86%	1,396,941	3,904	1.11%	(1,275)	(464)	(811)

Total interest bearing deposits	3,560,670	4,251	0.48%	3,421,929	6,088	0.71%	(1,837)	681	(2,518)
Short-term borrowings	151,535	348	0.91%	132,404	384	1.15%	(36)	245	(281)

Total interest bearing liabilities	3,712,205	4,599	0.49%	3,554,333	6,472	0.72%	(1,873)	927	(2,800)

Demand deposits	287,915			260,602
Other liabilities	20,084			19,310
Shareholders' equity	353,564			335,329

Total liabilities and shareholders' equity	$4,373,768			4,169,574

Net interest income , tax equivalent		34,321			34,390		(69)	9,006	(9,075)

Net interest spread			3.15%			3.29%

Net interest margin (net interest income to total interest earning assets)			3.21%			3.38%

Tax equivalent adjustment		(163)			(265)

Net interest income		34,158			34,125

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $2.9 million in 2012 and ($1.3 million) in 2011.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$634,903	6,906	1.45%	691,975	10,337	1.99%	(3,431)	(800)	(2,631)
Mortgage backed securities and collateralized mortgage obligations-residential	286,287	4,460	2.08%	83,603	2,008	3.20%	2,452	3,782	(1,330)
State and political subdivisions	37,032	1,587	5.71%	62,440	2,913	6.22%	(1,326)	(1,104)	(222)
Corporate bonds	78,999	1,999	3.38%	110,438	3,173	3.83%	(1,174)	(831)	(343)
Small Business Administration-guaranteed participation securities	2,694	43	2.13%	-	-	0.00%	43	22	21
Other	660	14	2.83%	717	14	2.60%	-	(2)	2

Total securities available for sale	1,040,575	15,009	1.92%	949,173	18,445	2.59%	(3,436)	1,068	(4,504)

Federal funds sold and other short-term Investments	473,196	877	0.25%	429,115	818	0.25%	59	59	-

Held to maturity securities:
U. S. government sponsored enterprises	1,423	25	2.38%	9,359	164	2.33%	(139)	(145)	6
Corporate bonds	41,071	1,281	4.16%	55,125	1,875	4.54%	(594)	(447)	(147)
Mortgage backed securities-residential	136,554	3,464	3.38%	112,472	3,614	4.28%	(150)	946	(1,096)

Total held to maturity securities	179,048	4,770	3.55%	176,956	5,653	4.26%	(883)	353	(1,236)

Federal Reserve Bank and Federal Home Loan Bank stock	9,357	359	5.12%	6,879	225	4.36%	134	91	43

Commercial loans	235,128	9,569	5.43%	250,346	10,884	5.80%	(1,315)	(642)	(673)
Residential mortgage loans	1,994,051	78,224	5.23%	1,849,192	76,950	5.55%	1,274	7,551	(6,277)
Home equity lines of credit	317,914	8,646	3.63%	295,338	8,247	3.73%	399	733	(334)
Installment loans	3,795	440	15.50%	3,650	442	16.19%	(2)	23	(25)

Loans, net of unearned income	2,550,888	96,879	5.06%	2,398,526	96,523	5.37%	356	7,666	(7,310)

Total interest earning assets	4,253,064	117,894	3.70%	3,960,649	121,664	4.10%	(3,770)	9,237	(13,007)

Allowance for loan losses	(49,420)			(45,197)
Cash & non-interest earning assets	141,725			144,386

Total assets	$4,345,369			4,059,838

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$509,346	235	0.06%	452,938	209	0.06%	26	26	-
Money market accounts	642,907	2,366	0.49%	630,649	3,569	0.76%	(1,203)	114	(1,317)
Savings	1,092,195	2,951	0.36%	869,511	2,770	0.43%	181	855	(674)
Time deposits	1,307,411	9,277	0.95%	1,417,272	12,446	1.17%	(3,169)	(925)	(2,244)

Total interest bearing deposits	3,551,859	14,829	0.56%	3,370,370	18,994	0.75%	(4,165)	70	(4,235)
Short-term borrowings	150,039	1,114	0.99%	130,890	1,173	1.20%	(59)	223	(282)

Total interest bearing liabilities	3,701,898	15,943	0.58%	3,501,260	20,167	0.77%	(4,224)	295	(4,519)

Demand deposits	276,484			254,187
Other liabilities	18,922			18,070
Shareholders' equity	348,065			286,321

Total liabilities and shareholders' equity	$4,345,369			4,059,838

Net interest income , tax equivalent		101,951			101,497		454	8,942	(8,488)

Net interest spread			3.12%			3.33%

Net interest margin (net interest income to total interest earning assets)			3.20%			3.42%

Tax equivalent adjustment		(543)			(954)

Net interest income		101,408			100,543

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2011 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month and nine month periods ended September 30, 2012, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2012, the Company had an average balance of federal funds sold and other short-term investments of $417.0 million compared to $486.7 million in the third quarter of 2011.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Robert T. Cushing, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: November 2, 2012

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