Form 10-Q
period 2013-03-31
TRUSTCO BANK CORP N Y
filed 2013-05-03
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377-3311

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of April 30, 2013
$1 Par Value	94,203,753

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Interest and dividend income:
Interest and fees on loans	$31,481	32,425
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	816	2,304
State and political subdivisions	191	410
Mortgage-backed securities and collateralized mortgage obligations-residential	2,769	1,093
Corporate bonds	218	822
Small Business Administration-guaranteed participation securities	496	-
Mortgage-backed securities and collateralized mortgage obligations-commercial	29	-
Other securities	5	5
Total interest and dividends on securities available for sale	4,524	4,634

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	25
Mortgage-backed securities and collateralized mortgage obligations-residential	789	1,290
Corporate bonds	312	509
Total interest on held to maturity securities	1,101	1,824

Federal Reserve Bank and Federal Home Loan Bank stock	119	90
Interest on federal funds sold and other short-term investments	245	320
Total interest income	37,470	39,293

Interest expense:
Interest on deposits:
Interest-bearing checking	80	78
Savings	916	1,102
Money market deposit accounts	685	923
Time deposits	1,820	3,418
Interest on short-term borrowings	364	388
Total interest expense	3,865	5,909

Net interest income	33,605	33,384
Provision for loan losses	2,000	3,100
Net interest income after provision for loan losses	31,605	30,284

Noninterest income:
Trustco financial services income	1,421	1,394
Fees for services to customers	2,887	2,732
Net gain on securities transactions	2	677
Other	282	207
Total noninterest income	4,592	5,010

Noninterest expenses:
Salaries and employee benefits	8,178	7,743
Net occupancy expense	4,053	3,795
Equipment expense	1,718	1,520
Professional services	1,420	1,436
Outsourced services	1,350	1,250
Advertising expense	730	809
FDIC and other insurance	1,010	880
Other real estate expense, net	749	966
Other	2,349	2,737
Total noninterest expenses	21,557	21,136

Income before taxes	14,640	14,158
Income taxes	5,472	5,249

Net income	$9,168	8,909

Net income per Common Share:
- Basic	$0.097	0.095

- Diluted	$0.097	0.095

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net income	$9,168	8,909

Net unrealized holding gain (loss) on securities available for sale	(2,939)	4,880
Reclassification adjustments for net gain recognized in income	(2)	(677)
Tax effect	1,173	(1,676)

Net unrealized gain (loss) on securities available for sale	(1,768)	2,527

Amortization of net actuarial loss	132	97
Amortization of prior service credit	(66)	(66)
Tax effect	(25)	(12)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	41	19

Other comprehensive income (loss), net of tax	(1,727)	2,546
Comprehensive income	7,441	11,455

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS:

Cash and due from banks	$39,512	55,789

Federal funds sold and other short term investments	405,262	488,227
Total cash and cash equivalents	444,774	544,016

Securities available for sale	1,077,484	912,092

Held to maturity securities (fair value 2013 $125,080; 2012 $151,126)	117,973	143,426

Federal Reserve Bank and Federal Home Loan Bank stock	9,632	9,632

Loans, net of deferred fees and costs	2,703,767	2,684,733
Less:
Allowance for loan losses	47,658	47,927
Net loans	2,656,109	2,636,806

Bank premises and equipment, net	35,787	36,239
Other assets	69,998	64,402

Total assets	$4,411,757	4,346,613

LIABILITIES:
Deposits:
Demand	$298,243	300,544
Interest-bearing checking	579,077	560,064
Savings accounts	1,213,226	1,198,517
Money market deposit accounts	656,577	667,589
Certificates of deposit (in denominations of $100,000 or more)	384,559	352,734
Other time accounts	725,998	724,745
Total deposits	3,857,680	3,804,193

Short-term borrowings	171,019	159,846
Accrued expenses and other liabilities	22,169	23,776

Total liabilities	4,050,868	3,987,815

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,912,423 shares issued at March 31, 2013 and December 31, 2012	98,912	98,912
Surplus	174,386	174,899
Undivided profits	135,373	132,378
Accumulated other comprehensive income (loss), net of tax	(169)	1,558
Treasury stock at cost - 4,841,309 and 4,977,179 shares at March 31, 2013 and December 31, 2012, respectively	(47,613)	(48,949)

Total shareholders' equity	360,889	358,798

Total liabilities and shareholders' equity	$4,411,757	4,346,613

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)	(54,006)	338,516
Net Income	-	-	8,909	-	-	8,909
Change in other comprehensive income, net of tax	-	-	-	2,546	-	2,546
Cash dividend declared, $.065625 per share	-	-	(6,139)	-	-	(6,139)
Sale of treasury stock (127,395 shares)	-	(529)	-	-	1,253	724
Stock based compensation expense	-	90	-	-	-	90

Ending balance, March 31, 2012	$98,912	176,199	122,235	53	(52,753)	344,646

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	9,168	-	-	9,168
Change in other comprehensive income, net of tax	-	-	-	(1,727)	-	(1,727)
Cash dividend declared, $.065625 per share	-	-	(6,173)	-	-	(6,173)
Sale of treasury stock (135,870 shares)	-	(601)	-	-	1,336	735
Stock based compensation expense	-	88	-	-	-	88

Ending balance, March 31, 2013	$98,912	174,386	135,373	(169)	(47,613)	360,889

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Quarter ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$9,168	8,909

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,282	1,246
Loss (gain) on sale of other real estate owned	(63)	193
Writedown of other real estate owned	157	384
Provision for loan losses	2,000	3,100
Deferred tax (benefit) expense	558	437
Stock based compensation expense	88	90
Net gain on sale of bank premises and equipment	(16)	-
Net gain on sales and calls of securities	(2)	(677)
Increase in taxes receivable	(2,525)	(1,934)
Decrease (increase) in interest receivable	(723)	2,106
Increase in interest payable	7	-
Decrease (increase) in other assets	(530)	(160)
Decrease in accrued expenses and other liabilities	(1,623)	(2,155)
Total adjustments	(1,390)	2,630
Net cash provided by operating activities	7,778	11,539

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	108,997	272,582
Proceeds from calls and maturities of held to maturity securities	25,453	47,650
Purchases of securities available for sale	(287,328)	(444,091)
Proceeds from maturities of securities available for sale	10,000	400
Purchases of held to maturity securities	-	(10,303)
Net increase in loans	(24,457)	(8,680)
Proceeds from dispositions of other real estate owned	1,898	3,371
Proceeds from dispositions of bank premises and equipment	16	-
Purchases of bank premises and equipment	(830)	(1,339)
Net cash used in investing activities	(166,251)	(140,410)

Cash flows from financing activities:

Net increase in deposits	53,487	115,377
Net increase in short-term borrowings	11,173	11,439
Proceeds from sale of treasury stock	735	724
Dividends paid	(6,164)	(6,131)
Net cash provided by financing activities	59,231	121,409
Net decrease in cash and cash equivalents	(99,242)	(7,462)
Cash and cash equivalents at beginning of period	544,016	532,943
Cash and cash equivalents at end of period	$444,774	525,481

Index

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$3,858	5,909
Income taxes paid	8,065	7,184
Other non cash items:
Transfer of loans to other real estate owned	3,154	2,387
Increase in dividends payable	9	8
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(2,941)	4,203
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	1,173	(1,676)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	66	31
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(25)	(12)

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2012 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).  TrustCo adopted FASB Staff Position on Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as codified in FASB ASC 260-10 (“ASC 260-10”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). Participating securities under this statement include the unvested employees’ and directors’ restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

Index

A reconciliation of the component parts of earnings per share for the three months ended March 31, 2013 and 2012 follows:

(dollars in thousands, except per share data)
	2013	2012
For the quarter ended March 31:
Net income	$9,168	$8,909
Less: Net income allocated to participating securities	10	10
Net income allocated to common shareholders	$9,158	$8,899
Basic EPS:
Distributed earnings allocated to common stock	$6,173	$6,139
Undistributed earnings allocated to common stock	2,985	2,760
Net income allocated to common shareholders	$9,158	$8,899
Weighted average common shares outstanding including participating securities	94,068	93,546
Less: Participating securities	106	106
Weighted average common shares	93,962	93,440

Basic EPS	0.097	0.095

Diluted EPS:
Net income allocated to common shareholders	$9,158	$8,899
Weighted average common shares for basic EPS	93,962	93,440
Effect of Dilutive Securities:
Stock Options	5	1
Weighted average common shares including potential dilutive shares	93,967	93,441

Diluted EPS	0.097	0.095

As of March 31, 2013 and 2012, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.7 million and 3.1 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company's common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month periods ended March 31, 2013 and 2012 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012

Service cost	$14	12	12	8
Interest cost	315	365	24	26
Expected return on plan assets	(498)	(474)	(123)	(113)
Amortization of net loss (gain)	147	102	(15)	(5)
Amortization of prior service credit	-	-	(66)	(66)
Net periodic expense (benefit)	$(22)	5	(168)	(150)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it did not expect to make contributions to its pension and postretirement benefit plans in 2013.  As of March 31, 2013, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$262,565	665	65	263,165
State and political subdivisions	14,743	522	-	15,265
Mortgage backed securities and collateralized mortgage
obligations - residential	610,632	3,201	1,278	612,555
Corporate bonds	58,802	440	3	59,239

Small Business Administration-guaranteed participation securities	115,615	210	361	115,464
Mortgage backed securities and collateralized mortgage
obligations - commercial	11,162	-	26	11,136
Other	650	-	-	650
Total debt securities	1,074,169	5,038	1,733	1,077,474
Equity securities	10	-	-	10
Total securities available for sale	$1,074,179	5,038	1,733	1,077,484

Index

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$262,063	1,055	10	263,108
State and political subdivisions	25,815	642	-	26,457
Mortgage backed securities and collateralized mortgage
obligations - residential	515,322	3,982	528	518,776
Corporate bonds	26,312	336	119	26,529
Small Business Administration-guaranteed participation securities	75,674	888	-	76,562
Other	650	-	-	650
Total debt securities	905,836	6,903	657	912,082
Equity securities	10	-	-	10
Total securities available for sale	$905,846	6,903	657	912,092

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$5,599	5,704
Due in one year through five years	921,922	924,765
Due after five years through ten years	140,534	140,678
Due after ten years	6,114	6,327
	$1,074,169	1,077,474

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	March 31, 2013
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$55,838	65	-	-	55,838	65
Mortgagebacked securities and collateralized mortgage obligations - residential	261,302	1,278	-	-	261,302	1,278
Corporate bonds	5,614	3	-	-	5,614	3
Small Business Administration-guaranteed participation securities	70,309	361	-	-	70,309	361
Mortgage backed securities and collateralized mortgage obligations - commercial	11,136	26	-	-	11,136	26
Total	$404,199	1,733	-	-	404,199	1,733

	December 31, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$15,491	10	-	-	15,491	10
Mortgage backed securities and collateralized mortgage obligations - residential	178,689	528	-	-	178,689	528
Corporate bonds	10,283	119	-	-	10,283	119
Total	$204,463	657	-	-	204,463	657

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2013 and 2012 are as follows:

(dollars in thousands)	March 31,
	2013	2012

Proceeds from sales	$-	37,857
Proceeds from calls	108,997	234,725
Gross realized gains	2	775
Gross realized losses	-	98

Tax expense recognized on net gains on sales of securities available for sale were approximately $1 thousand and $237 thousand for the three months ended March 31, 2013 and 2012 respectively.

Index

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$98,038	5,377	-	103,415
Corporate bonds	19,935	1,730	-	21,665
Total held to maturity	$117,973	7,107	-	125,080

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$108,471	5,724	-	114,195
Corporate bonds	34,955	1,976	-	36,931
Total held to maturity	$143,426	7,700	-	151,126

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$10,002	10,055
Due in one year through five years	107,971	115,025
Due in five years through ten years	-	-
	$117,973	125,080

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrealized loss position at March 31, 2013 and December 31, 2012.  There were no sales or transfers of held to maturity securities during 2013 and 2012.

(c) Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC 320 “Investments – Debt and Equity Securities.”

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

As of March 31, 2013, the Company’s security portfolio consisted of 253 securities, 46 of which were in an unrealized loss position, and are discussed below.

U.S. government-sponsored enterprises

In the case of unrealized losses on U.S. government-sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities and collateralized mortgage obligations - residential

At March 31, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Corporate bonds

In the case of corporate bonds, the Company exposure is primarily in bonds of firms in the financial sector.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Small Business Administration (SBA) - guaranteed participation securities

At March 31, 2013, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities and collateralized mortgage obligations - commercial

As of March 31, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

As a result of the above analysis, for the year ended March 31, 2013, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

(5) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

	March 31, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$164,449	19,422	183,871
Other	28,708	58	28,766
Real estate mortgage - 1 to 4 family:
First mortgages	1,824,116	296,169	2,120,285
Home equity loans	32,746	1,157	33,903
Home equity lines of credit	298,619	33,492	332,111
Installment	4,354	477	4,831
Total loans, net	$2,352,992	350,775	2,703,767
Less: Allowance for loan losses			47,658
Net loans			$2,656,109

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$167,249	18,882	186,131
Other	33,381	65	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	1,814,214	275,764	2,089,978
Home equity loans	35,601	1,089	36,690
Home equity lines of credit	301,338	32,571	333,909
Installment	4,183	396	4,579
Total loans, net	$2,355,966	328,767	2,684,733
Less: Allowance for loan losses			47,927
Net loans			$2,636,806

 * Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2013 and December 31, 2012, the Company had approximately $36.8 million and $37.2 million of real estate construction loans. As of March 31, 2013, approximately $15.5 million are secured by first mortgages to residential borrowers while approximately $21.3 million were to commercial borrowers for residential constructions projects.  Of the $37.2 million in real estate construction loans at December 31, 2012, approximately $16.4 million were secured by first mortgages to residential borrowers and the remaining $20.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company's New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index

The following tables present the recorded investment in nonaccrual loans by loan class:

	March 31, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,854	2,595	8,449
Other	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	28,660	6,534	35,194
Home equity loans	734	-	734
Home equity lines of credit	4,633	479	5,112
Installment	35	1	36
Total non-accrual loans	40,040	9,609	49,649
Restructured real estate mortgages - 1 to 4 family	225	-	225
Total nonperforming loans	$40,265	9,609	49,874

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$6,511	2,698	9,209
Other	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	30,329	7,319	37,648
Home equity loans	694	-	694
Home equity lines of credit	4,263	501	4,764
Installment	6	1	7
Total non-accrual loans	41,927	10,519	52,446
Restructured real estate mortgages - 1 to 4 family	231	-	231
Total nonperforming loans	$42,158	10,519	52,677

As of March 31, 2013 and December 31, 2012, the Company's loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

Index

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

New York and other states:
	March 31, 2013
(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$507	737	2,979		4,223	160,226	164,449
Other	30	120	4		154	28,554	28,708
Real estate mortgage - 1 to 4 family:
First mortgages	4,839	1,726	21,328		27,893	1,796,223	1,824,116
Home equity loans	75	93	537		705	32,041	32,746
Home equity lines of credit	794	330	3,599		4,723	293,896	298,619
Installment	79	12	7		98	4,256	4,354

Total	$6,324	3,018	28,454		37,796	2,315,196	2,352,992

Florida:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,595		2,595	16,827	19,422
Other	-	-	-		-	58	58
Real estate mortgage - 1 to 4 family:
First mortgages	796	501	4,461		5,758	290,411	296,169
Home equity loans	-	-	-		-	1,157	1,157
Home equity lines of credit	215	-	420		635	32,857	33,492
Installment	3	-	-		3	474	477

Total	$1,014	501	7,476		8,991	341,784	350,775

Total:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$507	737	5,574		6,818	177,053	183,871
Other	30	120	4		154	28,612	28,766
Real estate mortgage - 1 to 4 family:
First mortgages	5,635	2,227	25,789		33,651	2,086,634	2,120,285
Home equity loans	75	93	537		705	33,198	33,903
Home equity lines of credit	1,009	330	4,019		5,358	326,753	332,111
Installment	82	12	7		101	4,730	4,831

Total	$7,338	3,519	35,930		46,787	2,656,980	2,703,767

Index

New York and other states:
	December 31, 2012
(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,225		3,225	164,024	167,249
Other	-	-	4		4	33,377	33,381
Real estate mortgage - 1 to 4 family:
First mortgages	6,364	2,248	21,341		29,953	1,784,261	1,814,214
Home equity loans	177	216	464		857	34,744	35,601
Home equity lines of credit	604	350	3,044		3,998	297,340	301,338
Installment	40	27	-		67	4,116	4,183

Total	$7,185	2,841	28,078		38,104	2,317,862	2,355,966

Florida:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,698		2,698	16,184	18,882
Other	-	-	-		-	65	65
Real estate mortgage - 1 to 4 family:
First mortgages	862	452	5,390		6,704	269,060	275,764
Home equity loans	-	-	-		-	1,089	1,089
Home equity lines of credit	59	29	442		530	32,041	32,571
Installment	9	-	1		10	386	396

Total	$930	481	8,531		9,942	318,825	328,767

Total:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	5,923		5,923	180,208	186,131
Other	-	-	4		4	33,442	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	7,226	2,700	26,731		36,657	2,053,321	2,089,978
Home equity loans	177	216	464		857	35,833	36,690
Home equity lines of credit	663	379	3,486		4,528	329,381	333,909
Installment	49	27	1		77	4,502	4,579

Total	$8,115	3,322	36,609		48,046	2,636,687	2,684,733

At March 31, 2013 and December 31, 2012, there were no loans that are 90 days past due and still accruing interest. As a result, nonaccrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.  There are no commitments to extend further credit on nonaccrual or restructured loans.

Index

Transactions in the allowance for loan losses are summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states*	250	1,637	19	1,906
Florida	100	405	-	505
Total loan chargeoffs	350	2,042	19	2,411

Recoveries of loans previously charged off:
New York and other states*	2	74	4	80
Florida	1	61	-	62
Total recoveries	3	135	4	142
Net loans charged off	347	1,907	15	2,269
Provision for loan losses	540	1,433	27	2,000
Balance at end of period	$3,964	43,595	99	47,658

(dollars in thousands)	For the three months ended March 31, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,737	44,882	98	48,717
Loans charged off:
New York and other states*	324	1,257	8	1,589
Florida	168	1,675	-	1,843
Total loan chargeoffs	492	2,932	8	3,432

Recoveries of loans previously charged off:
New York and other states*	3	121	16	140
Florida	8	2	-	10
Total recoveries	11	123	16	150
Net loans charged off	481	2,809	(8)	3,282
Provision for loan losses	346	2,778	(24)	3,100
Balance at end of period	$3,602	44,851	82	48,535

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	March 31, 2013
		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,964	43,595	99	47,658

Total ending allowance balance	$3,964	43,595	99	47,658

Loans:
Individually evaluated for impairment	$8,573	18,018	-	26,591
Collectively evaluated for impairment	204,064	2,468,281	4,831	2,677,176

Total ending loans balance	$212,637	2,486,299	4,831	2,703,767

Index

	December 31, 2012
		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,771	44,069	87	47,927

Total ending allowance balance	$3,771	44,069	87	47,927

Loans:
Individually evaluated for impairment	$9,333	16,740	-	26,073
Collectively evaluated for impairment	210,244	2,443,837	4,579	2,658,660

Total ending loans balance	$219,577	2,460,577	4,579	2,684,733

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2013 and December 31, 2012 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

The following tables present impaired loans by loan class:

New York and other states:
	March 31, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,854	6,762	-	6,025
Other	124	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	13,892	15,080	-	13,340
Home equity loans	677	719	-	676
Home equity lines of credit	1,765	2,079	-	1,733

Total	$22,312	24,764	-	21,898

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,595	3,887	-	2,630
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,636	2,658	-	1,466
Home equity loans	-	-	-	-
Home equity lines of credit	48	176	-	48

Total	$4,279	6,721	-	4,144

Index

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$8,449	10,649	-	8,655
Other	124	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	15,528	17,738	-	14,806
Home equity loans	677	719	-	676
Home equity lines of credit	1,813	2,255	-	1,781

Total	$26,591	31,485	-	26,042

New York and other states:
	December 31, 2012
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,511	7,169	-	5,615
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	12,964	14,143	-	6,075
Home equity loans	623	664	-	260
Home equity lines of credit	1,633	1,735	-	458

Total	$21,855	23,835	-	12,515

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,698	3,890	-	5,871
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,472	2,665	-	948
Home equity lines of credit	48	176	-	24

Total	$4,218	6,731	-	6,843

Index

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$9,209	11,059	-	11,486
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	14,436	16,808	-	7,023
Home equity loans	623	664	-	260
Home equity lines of credit	1,681	1,911	-	482

Total	$26,073	30,566	-	19,358

In the preceding tables, the average recorded investment in impaired loans includes the year-to-date average of all impaired loans.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material in 2013 or 2012.

Included in impaired loans as of March 31, 2013 are approximately $11.4 million of 1 to 4 family residential real estate loans that were identified as TDR’s in accordance with OCC guidance on Chapter 7 bankruptcy loans.

Management evaluates impairment on commercial and commercial real estate loans that are on nonaccrual status as well as in situations where circumstances dictate that an evaluation is prudent. If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time. As a result, as of March 31, 2013 and December 31, 2012, based upon management's evaluation of the adequacy of the underlying collateral, if any, and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to impaired loan(s), including TDR’s.

During the three months ended March 31, 2013 and 2012, there were $68 thousand and $28 thousand of chargeoffs on loans identified as TDR's.

The following table presents modified loans by class that were determined to be TDR’s that occurred during the three months and twelve months ended March 31, 2013 and 2012:

	During the three months ended 3/31/2013			During the three months ended 3/31/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	1,466	1,466	4	442	434
Home equity loans	3	61	61	-	-	-
Home equity lines of credit	5	134	134	-	-	-

Total	20	$1,661	1,661	4	$442	434

Index

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3	387	387	1	163	154
Home equity lines of credit	-	-	-	-	-	-

Total	3	$387	387	1	$163	154

	During the twelve months ended 3/31/2013			During the twelve months ended 3/31/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	2	$136	136	1	$91	90
Real estate mortgage - 1 to 4 family:
First mortgages	108	12,125	12,125	25	2,763	2,516
Home equity loans	20	519	519	3	120	106
Home equity lines of credit	37	1,882	1,882	-	-	-

Total	167	$14,662	14,662	29	$2,974	2,712

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13	1,432	1,432	5	682	549
Home equity lines of credit	2	48	48	-	-	-
Total
	15	$1,480	1,480	5	$682	549

The following table presents loans by class modified as TDR’s that occurred during the twelve months ended March 31, 2013 and 2012 for which there was a payment default during the same period:

	Twelve months ended 3/31/2013		Twelve months ended 3/31/2012
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	20	2,773	20	2,151
Home equity loans	4	147	3	106
Home equity lines of credit	9	551	-	-

Total	33	$3,471	23	$2,257

Index

Florida:
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	5	607	5	549
Home equity lines of credit	-	-	-	-

Total	5	$607	5	$549

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company's underwriting policy.  Generally, the modification of the terms of loans was the result of the borrower filing for bankruptcy protection.  Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.  In the case of Chapter 7 bankruptcies, as previously noted, even though there is no modification of terms, the borrowers’ debt to the Company was discharged and they did not reaffirm the debt.

The TDR's that subsequently defaulted described above did not have a material impact on the allowance for loan losses as the underlying collateral was evaluated at the time these loans were identified as TDR’s, and a charge-off was taken at that time, if necessary.  Collateral values on these loans, as well as all other nonaccrual loans, are reviewed for collateral sufficiency on a quarterly basis.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company's loan review process analyzes non-homogeneous loans over $150 thousand, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. The Company uses the following definitions for classified loans:

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

Index

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$153,740	10,709	164,449
Other	28,394	314	28,708

	$182,134	11,023	193,157

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$13,236	6,186	19,422
Other	58	-	58

	$13,294	6,186	19,480

	December 31, 2012
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$155,981	11,268	167,249
Other	33,067	314	33,381

	$189,048	11,582	200,630

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,454	6,428	18,882
Other	65	-	65

	$12,519	6,428	18,947

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans table.

Index

(6) Fair Value of Financial Instruments

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

Index

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:

U.S. government-sponsored enterprises	$263,165	-	263,165	-
State and political subdivisions	15,265	-	15,265	-

Mortgage-backed securities and collateralized mortgage obligations - residential	612,555	-	612,555	-
Corporate bonds	59,239	-	59,239	-
Small Business Administration-guaranteed participation securities	115,464	-	115,464	-
Mortgage-backed securities and collateralized mortgage obligations - commercial	11,136	-	11,136	-
Other securities	660	10	650	-
Total securities
available-for-sale	$1,077,484	10	1,077,474	-

Index

	Fair Value Measurements at
	December 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government- sponsored enterprises	$263,108	-	263,108	-
State and political subdivisions	26,457	-	26,457	-
Mortgage-backed securities and collateralized mortgage obligations - residential	518,776	-	518,776	-
Corporate bonds	26,529	-	26,529	-
Small Business Administration-guaranteed participation securities	76,562	-	76,562
Other securities	660	10	650	-
Total securities available-for-sale	$912,092	10	912,082	-

There were no transfers between Level 1 and Level 2 in 2013 and 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$9,867	-	-	9,867
Impaired Loans:
Commercial real estate	4,336	-	-	4,336
Real estate mortgage - 1 to 4 family:
First mortgages	5,626	-	-	5,626
Home Equity Loans	62	-	-	62
Home Equity Lines of Credit	688	-	-	688

Other real estate owned, which is carried at fair value less costs to sell, approximates $9.9 million at March 31, 2013 and consisted of $5.2 million of commercial real estate and $4.7 million of residential real estate properties. A valuation charge of $157 thousand is included in earnings for the three months ended March 31, 2013.

Of the total impaired loans of $26.6 million at March 31, 2013, $10.7 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2013. Gross charge-offs related to commercial impaired loans were $350 thousand for the three months ended March 31, 2013, while gross residential impaired loan charge-offs amounted to $165 thousand.

Index

	Fair Value Measurements at
	December 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$8,705	-	-	8,705
Impaired Loans:
Commercial real estate	4,690	-	-	4,690
Real estate mortgage - 1 to 4 family:
First mortgages	5,421	-	-	5,421
Home Equity Loans	67	-	-	67
Home Equity Lines of Credit	581	-	-	581

Other real estate owned, which is carried at fair value less costs to sell, approximates $8.7 million at December 31, 2012 and consisted of $4.8 million of commercial real estate and $3.9 million of residential real estate properties. A valuation charge of $1.1 million is included in earnings for the year ended December 31, 2012.

Of the total impaired loans of $26.1 million at December 31, 2012, $10.8 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2012. Gross charge-offs related to commercial impaired loans were $2.5 million for the year ended December 31, 2012, while gross residential impaired loan charge-offs amounted to $1.7 million.

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2013 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$444,774	444,774	-	-	444,774
Securities available for sale	1,077,484	10	1,077,474	-	1,077,484
Held to maturity securities	117,973	-	125,080	-	125,080
Federal Reserve Bank and Federal Home Loan Bank stock	9,632	N/A	N/A	N/A	N/A
Net loans	2,656,109	-	-	2,758,067	2,758,067
Accrued interest receivable	12,475	-	4,636	7,839	12,475
Financial liabilities:
Demand deposits	298,243	298,243	-	-	298,243
Interest bearing deposits	3,559,437	2,448,880	1,111,605	-	3,560,485
Short-term borrowings	171,019	-	171,019	-	171,019
Accrued interest payable	456	108	348	-	456

Index

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2012 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$544,016	544,016	-	-	544,016
Securities available for sale	912,092	10	912,082	-	912,092
Held to maturity securities	143,426	-	151,126	-	151,126
Federal Reserve Bank and Federal Home Loan Bank stock	9,632	N/A	N/A	N/A	N/A
Net loans	2,636,806	-	-	2,771,705	2,771,705
Accrued interest receivable	11,752	-	4,114	7,638	11,752
Financial liabilities:
Demand deposits	300,544	300,544	-	-	300,544
Interest bearing deposits	3,503,649	2,426,170	1,079,663	-	3,505,833
Short-term borrowings	159,846	-	159,846	-	159,846
Accrued interest payable	449	103	346	-	449

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

Securities Held to Maturity

Similar to securities available for sale, the fair value of securities held to maturity are determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income. The Company does not have any securities that would be designated as level 3.

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

(7) Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	12/31/2012	Reclassifications	Income	ended 3/31/13	3/31/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	3,755	(1,767)	(1)	(1,768)	1,987
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	41	41	(2,156)

Accumulated other comprehensive income (loss), net of tax	1,558	(1,767)	40	(1,727)	(169)

Index

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	12/31/2011	Reclassifications	Income	ended 3/31/12	3/31/2012

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,018)	2,967	(440)	2,527	1,509
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,475)	-	19	19	(1,456)

Accumulated other comprehensive income (loss), net of tax	$(2,493)	2,967	(421)	2,546	53

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

			Affected
	Three Months Ended		Line Item
	March 31,		in Statements
	2013	2012	of Income
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	2	677	Net gain on securities transactions
Income tax expense	(1)	(237)	Income taxes

Net of tax	1	440

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	(132)	(97)	Salaries and employee benefits
Amortization of prior service credit	66	66	Salaries and employee benefits
Income tax expense	25	12	Income taxes

Net of tax	(41)	(19)

Total reclassifications, net of tax	(40)	421

(8) Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”).  Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item.  This information must be provided either on the face of the financial statements by income statement line item, or in a footnote.  For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the Company enhanced its disclosure to comply with this ASU.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company's management.

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
May 3, 2013

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

•
The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations,

•	Competition,

•	The effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities),

•	Real estate and collateral values,

•	Changes in accounting policies and practices as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,

•	Changes in local market areas and general business and economic trends, and

•	The matters described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequent securities filings.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three months ended March 31, 2013 and 2012.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month period ended March 31, 2013, with comparisons to the corresponding periods in 2012 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2012 Annual Report to Shareholders should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets were generally strong during the first quarter of 2013.  For the first quarter, the S&P 500 Index was up 11.3% and the Dow Jones Industrial Average was up 11.5%.  Credit markets continued to show significant volatility during the quarter.  The volatility, which was mostly in the longer term part of the yield curve, occurred during the course of the quarter; comparisons of period-end rates show much less movement.  Shorter term rates ended the quarter at levels near where they started.  The table below illustrates the range of these movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the first quarter.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, declined relative to the Treasury curve, at least partly due to the influence of buying by the Federal Reserve Bank.

		3 Month	2 Year	5 Year	10 Year
		Yied (%)	Yied (%)	Yied (%)	Yied (%)

	Beginning of Q1/12	0.02	0.27	0.89	1.97
Q1/12	Peak	0.12	0.41	1.22	2.39
	Trough	0.01	0.21	0.71	1.83
	End of Q1/12	0.07	0.33	1.04	2.23

	Beginning of Q4/12	0.09	0.25	0.62	1.64
Q4/12	Peak	0.14	0.32	0.82	1.86
	Trough	0.01	0.23	0.60	1.58
	End of Q4/12	0.05	0.25	0.72	1.78

	Beginning of Q1/13	0.08	0.27	0.76	1.86
Q1/13	Peak	0.14	0.30	0.92	2.07
	Trough	0.06	0.23	0.75	1.84
	End of Q1/13	0.07	0.25	0.77	1.87

Index

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  While there have been some encouraging economic reports, conditions are generally thought to have trended flat to down.  There has been some improvement in recent months, including gains in home values in some areas, but the housing market remains troubled in other areas and job creation has continued to lag.  Federal, state and municipal budget deficits and debt levels have received significant political and media attention, and sovereign fiscal issues in a number of European nations, as well as slowing economies in both Europe and China have caused significant uncertainty in financial markets worldwide and created concern that this weakness will put new pressure on the United States.

The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  The FRB has lowered its expectations for near term economic recovery in the United States and many economists have done the same.  The overhang of significant loan and asset quality problems, as well as uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.    It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all. Given current conditions, it does not seem likely that there will be any attempt to unwind these in the near term.

The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  Regulatory changes that have been implemented to date have reduced interchange revenue level that banks previously earned.  In June 2012, the Board of Governors of the FRB approved notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer.  Final rules are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We continue to evaluate the possible impact of the proposed rules on the Company and the Bank.

Index

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at March 31, 2013, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  During the quarter, the slope of the yield curve remained positive and widened, on average, compared to the fourth quarter of 2012.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 1.69% in the first quarter of 2013, compared to 1.44% during the fourth quarter of 2012.  The slope peaked midway through the quarter and subsequently declined for the balance of the quarter.  The slope of the yield curve is generally better for mortgage lenders profitability when it is steeper.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, future changes in the FRB’s quantitative easing and related programs or gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The level of home foreclosures nationally remains an area of political and media interest.  Problems such as instances of foreclosures where the paperwork or process may not have met legal requirements have created significant legal and public relations problems for banks and other mortgage lenders.  Much of this has been related to mortgages that were sold one or more times, and in many cases were eventually securitized.  The changes of ownership and the securitization process may have contributed to the reported errors.  Also recently, efforts by mortgage servicers and secondary market purchasers of mortgage loans to require mortgage originators to repurchase troubled loans have also increased. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is limited.

Index

Overview
TrustCo recorded net income of $9.2 million, or $0.097 of diluted earnings per share for the three months ended March 31, 2013, as compared to net income of $8.9 million or $0.095 of diluted earnings per share in the same period in 2012.

The primary factors accounting for the change in net income for three-month periods ended March 31, 2013 as compared to the prior year were:

•	An increase in the average balance of interest earning assets of $61.2 million to $4.23 billion for the first quarter of 2013 compared to the same period in 2012.

•	An increase in the average balance of interest bearing liabilities of $27.8 million to $3.67 billion for the first quarter of 2013 as compared to 2012.

•
A decrease in taxable equivalent net interest margin for the first quarter of 2013 to 3.19% from 3.23% in the prior year.  The decline in the margin was offset by the beneficial impact of the increase in average earning assets, resulting in an increase of $70 thousand in taxable equivalent net interest income in the first quarter of 2013 compared to the first quarter of 2012.

•	A decrease in the provision for loan losses to $2.0 million in the first quarter of 2013 from $3.1 million in the first quarter of 2012.

•	A decrease of $675 thousand in net gains on securities transactions for the first quarter of 2013 as compared to same period in 2012.

•	An increase of $421 thousand in noninterest expense for the first quarter of 2013 as compared to 2012.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2012 is a description of the effect interest rates had on the results for the year 2012 compared to 2011.  Many of the same market factors discussed in the 2012 Annual Report continued to have a significant impact on the first quarter results for 2013.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  The FRB has also stated that it intends to hold rates at low levels in order to support growth, “at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee's 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored.”

Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates continued to decline in the first quarter of 2013 relative to prior periods, but at a slower pace as rates reach extremely low levels.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently this includes the purchase of agency mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month, as well as the reinvestment of principal payments from its holdings.  Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Alternatively, the FRB could ratchet down purchases gradually and gradually stop reinvesting principal payments.  This approach would likely be less disruptive to markets in an immediate sense, but would take a relatively long time to complete.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

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

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments.  As noted, deposit costs have generally continued to decline over the first quarter of 2013, although the rate of decline has slowed.

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

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial in the short term.  In line with this view, balance sheet expansion did slow in the first quarter as compared to recent quarters.

Index

For the first quarter of 2013, the net interest margin was 3.19%, down 4 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

•
The average balance of federal funds sold and other short-term investments decreased by $106.4 million while the average yield was down 1 basis point to 24 basis points.  The decrease in the average balance reflects the investment of cash into the generation of net loan growth.

•
The average balance of securities available for sale increased by $73.8 million and the average yield decreased to 1.84% for the first quarter of 2013 compared to 2.08% for the same period in 2012.  The average balance of held-to-maturity securities decreased by $74.5 million and the average yield decreased to 3.50% for the first quarter of 2013 compared to 3.64% for the same period in 2012.

•
The average loan portfolio grew by $167.7 million to $2.69 billion and the average yield decreased 46 basis points to 4.70% in the first quarter of 2013 compared to the same period in 2012.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $27.8 million and the average rate paid decreased 22 basis points to 0.43% in the first quarter of 2013 compared to the same period in 2012.  The decline in the rates paid on interest bearing liabilities reflects the Bank’s decision to lower rates offered in response to market interest rates and changes in competitive conditions.

During the first quarter of 2013, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Index

Earning Assets
Total average interest earning assets increased from $4.17 billion in the first quarter of 2012 to $4.23 billion in the same period of 2013 with an average yield of 3.79% in 2012 and 3.56% in 2013.  Interest income on average earning assets declined from $39.5 million in the first quarter of 2012 to $37.6 million in the first quarter of 2013, on a tax equivalent basis, as the increase in average earning assets only partly offset the decline in average yield.

Loans
The average balance of loans was $2.69 billion in the first quarter of 2013 and $2.52 billion in the comparable period in 2012.  The yield on loans decreased 46 basis points to 4.70%.  The higher average balances were more than offset by the lower yield, leading to a nominal decrease in the interest income on loans from $32.5 million in the first quarter of 2012 to $31.5 million in the first quarter of 2013.

Compared to the first quarter of 2012, the average balance of the loan portfolio during the first quarter of 2013 increased in the residential mortgage, home equity and installment loan categories, but declined in the commercial loan category.  The average balance of residential mortgage loans was $2.14 billion in 2013 compared to $1.96 billion in 2012, an increase of 8.8%.  The average yield on residential mortgage loans decreased by 50 basis points to 4.83% in the first quarter of 2013 compared to 2012.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $25.1 million to an average balance of $216.2 million in the first quarter of 2013 compared to the prior year.  The average yield on this portfolio decreased 30 basis points to 5.27% over the same period.

The average yield on home equity credit lines declined 25 basis points to 3.41% during the first quarter of 2013 compared to 3.66% in the year earlier period.  The average balances of home equity lines increased 5.9% to $333.4 million in the first quarter of 2013 as compared to the prior year.

Index

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2013 was $1.00 billion compared to $929.2 million for the comparable period in 2012.  The increased balances reflect new investment purchases being designated as available-for-sale rather than held-to-maturity.  The average yield was 1.84% for the first quarter of 2013 and 2.08% for the first quarter of 2012.  The decline in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency issued residential mortgage-backed securities, agency issued commercial mortgage-backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

The net unrealized gain in the available-for-sale securities portfolio was $3.3 million as of March 31, 2013 compared to a net unrealized gain of $6.2 million as of December 31, 2012, with the change due primarily to an increase in long term interest rates.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $125.9 million for the first quarter of 2013 compared to $200.3 million in the first quarter of 2012.  The decrease in balances reflects a shift towards the available-for-sale portfolio in order to maintain flexibility in the current rate environment.  The average yield was 3.50% for the 2013 period compared to 3.64% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2013, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2013 first quarter average balance of federal funds sold and other short-term investments was $406.0 million, a $106.4 million decrease from the $512.4 million average for the same period in 2012.  The yield decreased one basis point to 0.24%.  Interest income from this portfolio decreased $75 thousand from $320 thousand in 2012 to $245 thousand in 2013, reflecting the average balance decrease and nominal decrease in yield.

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

Index

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) increased $5.2 million to $3.50 billion for the first quarter of 2013 versus the prior year, and the average rate paid decreased from 0.63% for 2012 to 0.41% for 2013.  Total interest expense on these deposits decreased $2.0 million to $3.5 million in the first quarter of 2013 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits more than offsetting a decline in certificates of deposit.  The decline in certificates was due to both the low rate environment leading more consumers to hold funds in money market, savings and demand accounts as well as a decision by management to adjust pricing to encourage such a shift and let more volatile certificate balances roll off.  From the first quarter of 2012 to the first quarter of 2013, interest bearing demand account average balances were up 14.6%, money market account average balances were up 4.3% and savings account average balances were up 18.0%, while non-interest demand average balances were up 10.0%.  Average balances in certificates of deposits declined 20.2% over the same time frame, but still constitute 28.7% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At March 31, 2013, the maturity of total time
deposits is as follows:

(dollars in thousands)
Under 1 year	$755,613
1 to 2 years	283,186
2 to 3 years	63,788
3 to 4 years	3,168
4 to 5 years	4,619
Over 5 years	183
$1,110,557

Average short-term borrowings for the quarter were $168.1 million in 2013 compared to $145.5 million in 2012.  The average rate decreased during this time period from 1.07% in 2012 to 0.88% in 2013.  The short-term borrowings of the Company were cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $70 thousand to $33.7 million in the first quarter of 2013 as compared to the same period in 2012.  The net interest spread was down 1 basis point to 3.13% in the first quarter of 2013 as compared to the year ago period. As previously noted, the net interest margin was down 4 basis points to 3.19% for the first quarter of 2013 as compared to the same period in 2012.

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

Index

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of March 31, 2013:

Nonperforming loans: Total NPLs were $49.9 million at March 31, 2013, compared to $51.2 million at March 31, 2012 and $52.7 million at December 31, 2012.  There were $49.6 million of nonaccrual loans at March 31, 2013 compared to $50.8 million at March 31, 2012 and $52.4 million at December 31, 2012.  There were no loans at March 31, 2013 and 2012, or December 31, 2012 that were past due 90 days or more and still accruing interest.

At March 31, 2013, nonperforming loans include a mix of commercial and residential loans.  Of total nonperforming loans of $49.9 million, $41.3 million were residential real estate loans and $8.6 million were commercial mortgages and commercial loans, compared to $43.3 million and $9.3 million, respectively at December 31, 2012.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.31% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2013 (annualized), compared to 0.49% for the first quarter of 2012.  These levels remain elevated compared to historical levels, reflecting current economic conditions.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated automatically generated notices as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on nonaccrual loans is evaluated periodically and the loan value is written down if the collateral value is insufficient.

Index

The Company originates loans throughout its deposit franchise area.  At March 31, 2013, 87.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 13.0% were in Florida.  Those figures compare to 87.8% and 12.2%, respectively at December 31, 2012.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 8.2% and 5.6%, respectively, as of March 31, 2013.  Both the Florida and New York levels of commercial loans as a percent of total loans within each geography declined from December 31, 2012 with the New York number coming down from 8.5% at that date and the Florida number from 5.8%.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York.  Reflecting that, nonperforming loans are more heavily weighted towards Florida.  As of March 31, 2013, 19.3% of nonperforming loans were to Florida borrowers, compared to 80.7% in New York and surrounding areas.  The level of Florida based nonperforming loans declined from 20.0% as of December 31, 2012.  For the three months ended March 31, 2013, Florida net charge-offs were equal to 19.5% of total net charge-offs, compared to 80.5% for New York and surrounding areas.  For the first three months of 2012, Florida net charge-offs were 55.9% of total net charge-offs, and New York and surrounding area net charge-offs were 44.1%.  The decline in the level of net charge-offs relative to loan outstandings in Florida reflects improvement in real estate conditions within our market territory over the last several quarters as well as the growth in post-recession loan originations.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2013, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $8.6 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2013, compared to $9.3 million at December 31, 2012.  There were $18.0 million of impaired retail loans at March 31, 2013, compared to $16.7 million at December 31, 2012.  The average balances of all impaired loans were $26.0 million during the first quarter of 2013 and $19.4 million for the full year 2012.

At March 31, 2013 there was $9.9 million of foreclosed real estate as compared to $8.7 million at December 31, 2012.

During the first quarter of 2013, there were $350 thousand of gross commercial loan charge offs and $2.1 million of gross residential mortgage and consumer loan charge-offs as compared with $492 thousand of gross commercial loan charge-offs and $2.9 million of residential mortgage and consumer loan charge-offs in the first quarter of 2012.  Gross recoveries during the first quarter of 2013 were $3 thousand for commercial loans and $139 thousand for residential mortgage and consumer loans, compared to $11 thousand for commercial loans and $139 thousand for residential and consumer in the first quarter of 2012.

Index

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	March 31, 2013		December 31, 2012
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,589	7.08%	$3,399	7.40%
Real estate - construction	653	1.36%	667	1.39%
Real estate mortgage - 1 to 4 family	36,624	79.10%	36,789	78.60%
Home equity lines of credit	6,693	12.28%	6,985	12.44%
Installment Loans	99	0.18%	87	0.17%
	$47,658	100.00%	$47,927	100.00%

At March 31, 2013, the allowance for loan losses was $47.7 million, compared to the December 31, 2012 balance of $47.9 million.  The allowance represents 1.76% of the loan portfolio as of March 31, 2013 compared to 1.79% at December 31, 2012.

The provision for loan losses was $2.0 million for the quarter ended March 31, 2013 compared to $3.1 million for the first quarter of 2012.  Net charge-offs for the three-month period ended March 31, 2013 were $2.3 million, compared to $3.3 million in the year earlier period.  The decrease in the provision for loan losses in 2013, as compared to net charge-offs, was primarily related to declining NPLs and charge-offs and generally improving conditions in Florida, where loss severity was particularly high in recent years.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan charge offs and recoveries,
•	the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and
•	the economic environment in the Upstate New York territory primarily (the Company’s largest geographical market) over the last several years, as well as in the Company’s other market areas.

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

Using this internal model, the fair value of capital projections as of March 31, 2013 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2013. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2013	Fair value of Assets
+400 BP	11.92%
+300 BP	12.75
+200 BP	13.63
+100 BP	14.54
Current rates	14.14
-100 BP	12.31

Noninterest Income
Total noninterest income for the first quarter of 2013 was $4.6 million, compared to $5.0 million in the prior year period.  Excluding net securities transactions, non-interest income increased $257 thousand in the first quarter of 2013 to $4.6 million, compared to the first quarter of 2012.  Net gains on securities transactions were $2 thousand in the first quarter of 2013, compared to net gains of $677 thousand in the first quarter of 2012.

Trustco Financial Services income increased $27 thousand to $1.4 million for the first quarter of 2013 compared to the first quarter of 2012. Assets under management were $773 million at March 31, 2013 compared to $825 million at December 31, 2012 and $823 million at March 31, 2012.  The decrease in assets in the first quarter of 2013 was due to a single large account that was moved as the customer consolidated assets at one non-local provider.

Index

The total of fees for other services to customers plus other income was $3.2 million in the first quarter of 2013, up $230 thousand compared to the same period in 2012 reflecting growth in the number of customers and accounts, as well as some increases in existing fees.

Noninterest Expenses
Total noninterest expenses were $21.6 million for the three months ended March 31, 2013, compared to $21.1 million for the three months ended March 31, 2012.  The increase of $421 thousand is due to increases in salary and employee benefits (up $435 thousand to $8.2 million), net occupancy (up $258 thousand to $4.1 million) and equipment (up $198 thousand to $1.7 million).  These were partly offset by a $388 thousand decrease in other expenses to $2.3 million and a $217 thousand decrease in other real estate expenses to $749 thousand.  The increase in salaries and benefits was primarily due to payroll taxes and growth in the number of employees.  Full time equivalent headcount was 761 as of March 31, 2013 up from 734 as of March 31, 2012.  The increase in net occupancy was due primarily to higher energy and maintenance costs in 2013, compared to unusually low levels recorded during the mild weather encountered in the first quarter of 2012.  Equipment expense tends to fluctuate from quarter to quarter, with the largest component of the increase in the first quarter of 2013 due to higher computer expenses.

Income Taxes
In the first quarter of 2013, TrustCo recognized income tax expense of $5.5 million as compared to $5.2 million for the same period in 2012.  The effective tax rates were 37.4% and 37.1% for the first quarters of 2013 and 2012, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Total shareholders’ equity at March 31, 2013 was $360.9 million, compared to $344.6 million at March 31, 2012. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2013.  This results in a dividend payout ratio of 67.3% based on first quarter 2013 earnings per share of $0.097.

Index

The Company and the Bank achieved the following capital ratios as of March 31, 2013 and 2012:

Trustco Bank

(dollars in thousands)	As of March 31,		Well	Adequately
	2013	2012	Capitalized*	Capitalized*

Tier 1 leverage capital	8.00%	7.74%	5.00%	4.00%
Tier 1 risk-based capital	16.16	15.87	6.00	4.00
Total risk-based capital	17.42	17.13	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of March 31,
	2013	2012

Tier 1 leverage capital	8.17%	7.87%
Tier 1 risk-based capital	16.51	16.12
Total risk-based capital	17.77	17.38

In addition, at March 31, 2013, the consolidated tangible equity to total tangible assets ratio was 8.17%, compared to 7.87% at March 31, 2012.  TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in July 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of March 31, 2013 and 2012 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of $1.6 million in 2013 and $1.3 million in 2012.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$270,953	816	1.20%	590,746	2,304	1.56%	(1,488)	(1,043)	(445)
Mortgage backed securities and collateralized mortgage obligations-residential	557,408	2,769	1.99%	204,659	1,093	2.14%	1,676	2,210	(534)
State and political subdivisions	18,556	285	6.15%	40,013	603	6.02%	(318)	(406)	88
Corporate bonds	47,358	218	1.84%	93,168	822	3.53%	(604)	(306)	(298)
Small Business Administration-guaranteed participation securities	99,683	496	1.99%	-	-	0.00%	496	248	248
Mortgage backed securities and collateralized mortgage obligations-commercial	8,378	29	1.38%	-	-	0.00%	29	15	14
Other	660	5	3.03%	660	5	3.03%	-	-	-

Total securities available for sale	1,002,996	4,618	1.84%	929,246	4,827	2.08%	(209)	718	(927)

Federal funds sold and other short-term Investments	405,953	245	0.24%	512,380	320	0.25%	(75)	(63)	(12)

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	4,286	25	2.38%	(25)	(13)	(12)
Corporate bonds	22,271	312	5.61%	52,897	509	3.85%	(197)	(1,151)	954
Mortgage backed securities and collateralized mortgage obligations-residential	103,607	789	3.05%	143,146	1,290	3.60%	(501)	(323)	(178)

Total held to maturity securities	125,878	1,101	3.50%	200,329	1,824	3.64%	(723)	(1,487)	764

Federal Reserve Bank and Federal Home Loan Bank stock	9,632	119	4.94%	9,004	90	4.00%	29	7	22

Commercial loans	216,210	2,847	5.27%	241,269	3,363	5.57%	(516)	(340)	(176)
Residential mortgage loans	2,136,067	25,684	4.83%	1,962,648	26,112	5.33%	(428)	9,312	(9,740)
Home equity lines of credit	333,434	2,800	3.41%	314,999	2,865	3.66%	(65)	697	(762)
Installment loans	4,528	158	14.20%	3,615	145	16.15%	13	104	(91)

Loans, net of unearned income	2,690,239	31,489	4.70%	2,522,531	32,485	5.16%	(996)	9,773	(10,769)

Total interest earning assets	4,234,698	37,572	3.56%	4,173,490	39,546	3.79%	(1,974)	8,948	(10,922)

Allowance for loan losses	(48,458)			(49,840)
Cash & non-interest earning assets	152,902			143,702

Total assets	$4,339,142			4,267,352

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$552,575	80	0.06%	482,362	78	0.06%	2	2	-
Money market accounts	659,172	685	0.42%	631,892	923	0.59%	(238)	249	(487)
Savings	1,203,580	916	0.31%	1,019,597	1,102	0.43%	(186)	888	(1,074)
Time deposits	1,088,877	1,820	0.68%	1,365,104	3,418	1.01%	(1,598)	(611)	(987)

Total interest bearing deposits	3,504,204	3,501	0.41%	3,498,955	5,521	0.63%	(2,020)	528	(2,548)
Short-term borrowings	168,059	364	0.88%	145,484	388	1.07%	(24)	247	(271)

Total interest bearing liabilities	3,672,263	3,865	0.43%	3,644,439	5,909	0.65%	(2,044)	775	(2,819)

Demand deposits	287,700			261,650
Other liabilities	20,003			18,230
Shareholders' equity	359,176			343,033

Total liabilities and shareholders' equity	$4,339,142			4,267,352

Net interest income , tax equivalent		33,707			33,637		70	8,174	(8,104)

Net interest spread			3.13%			3.14%

Net interest margin (net interest income to total interest earning assets)			3.19%			3.23%

Tax equivalent adjustment		(102)			(253)

Net interest income		33,605			33,384

Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2012 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month period ended March 31, 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2013, the Company had an average balance of federal funds sold and other short-term investments of $406.0 million compared to $512.4 million in the first quarter of 2012.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date:  May 3, 2013

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