Form 10-Q
period 2013-06-30
TRUSTCO BANK CORP N Y
filed 2013-08-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of July 31, 2013
$1 Par Value	94,334,383

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest and dividend income:
Interest and fees on loans	$31,639	32,277	63,120	64,702
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	627	2,606	1,443	4,910
State and political subdivisions	148	368	339	778
Mortgage-backed securities and collateralized mortgage obligations-residential	2,701	1,364	5,470	2,457
Corporate bonds	233	648	451	1,470
Small Business Administration-guaranteed participation securities	564	-	1,060	-
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	-	67	-
Other securities	3	5	8	10
Total interest and dividends on securities available for sale	4,314	4,991	8,838	9,625

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	-	-	25
Mortgage-backed securities and collateralized mortgage obligations-residential	716	1,198	1,505	2,488
Corporate bonds	214	387	526	896
Total interest on held to maturity securities	930	1,585	2,031	3,409

Federal Reserve Bank and Federal Home Loan Bank stock	121	149	240	239
Interest on federal funds sold and other short-term investments	327	299	572	619
Total interest income	37,331	39,301	74,801	78,594

Interest expense:
Interest on deposits:
Interest-bearing checking	82	78	162	156
Savings	829	979	1,745	2,081
Money market deposit accounts	630	770	1,315	1,693
Time deposits	1,883	3,230	3,703	6,648
Interest on short-term borrowings	367	378	731	766
Total interest expense	3,791	5,435	7,656	11,344

Net interest income	33,540	33,866	67,145	67,250
Provision for loan losses	2,000	3,000	4,000	6,100
Net interest income after provision for loan losses	31,540	30,866	63,145	61,150

Noninterest income:
Trustco financial services income	1,287	1,407	2,708	2,801
Fees for services to customers	2,968	2,939	5,855	5,670
Net gain on securities transactions	1,432	55	1,434	732
Other	229	176	511	383
Total noninterest income	5,916	4,577	10,508	9,586

Noninterest expenses:
Salaries and employee benefits	7,647	7,519	15,825	15,262
Net occupancy expense	3,910	3,817	7,963	7,612
Equipment expense	1,582	1,600	3,300	3,120
Professional services	1,565	1,489	2,985	2,925
Outsourced services	1,350	1,347	2,700	2,597
Advertising expense	714	1,060	1,444	1,869
FDIC and other insurance	1,004	953	2,014	1,833
Other real estate expense, net	1,473	665	2,222	1,631
Other	2,624	2,599	4,973	5,335
Total noninterest expenses	21,869	21,049	43,426	42,184

Income before taxes	15,587	14,394	30,227	28,552
Income taxes	5,824	5,328	11,296	10,577

Net income	$9,763	9,066	18,931	17,975

Net income per Common Share:
- Basic	$0.104	0.097	0.201	0.192

- Diluted	$0.104	0.097	0.201	0.192

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$9,763	9,066	$18,931	17,975

Net unrealized holding gain (loss) on securities available for sale	(26,315)	2,571	(29,254)	7,451
Reclassification adjustments for net gain recognized in income	(1,432)	(55)	(1,434)	(732)
Tax effect	11,064	(1,003)	12,237	(2,679)

Net unrealized gain (loss) on securities available for sale	(16,683)	1,513	(18,451)	4,040

Amortization of net actuarial loss	101	97	233	194
Amortization of prior service credit	(65)	(65)	(131)	(131)
Tax effect	(15)	(13)	(40)	(25)

Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	21	19	62	38

Other comprehensive income (loss), net of tax	(16,662)	1,532	(18,389)	4,078
Comprehensive income (loss)	(6,899)	10,598	542	22,053

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS:

Cash and due from banks	$40,580	55,789

Federal funds sold and other short term investments	588,252	488,227
Total cash and cash equivalents	628,832	544,016

Securities available for sale	878,188	912,092

Held to maturity securities (fair value 2013 $103,331; 2012 $151,126)	98,789	143,426

Federal Reserve Bank and Federal Home Loan Bank stock	10,500	9,632

Loans, net of deferred fees and costs	2,762,426	2,684,733
Less:
Allowance for loan losses	47,589	47,927
Net loans	2,714,837	2,636,806

Bank premises and equipment, net	38,301	36,239
Other assets	73,757	64,402

Total assets	$4,443,204	4,346,613

LIABILITIES:
Deposits:
Demand	$314,985	300,544
Interest-bearing checking	591,844	560,064
Savings accounts	1,228,281	1,198,517
Money market deposit accounts	634,804	667,589
Certificates of deposit (in denominations of $100,000 or more)	397,707	352,734
Other time accounts	725,255	724,745
Total deposits	3,892,876	3,804,193

Short-term borrowings	176,325	159,846
Accrued expenses and other liabilities	25,380	23,776

Total liabilities	4,094,581	3,987,815

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized;98,912,423 shares issued at June 30, 2013 and December 31, 2012	98,912	98,912
Surplus	173,897	174,899
Undivided profits	138,953	132,378
Accumulated other comprehensive income (loss), net of tax	(16,831)	1,558
Treasury stock at cost - 4,708,670 and 4,977,179 shares at June 30, 2013 and December 31, 2012, respectively	(46,308)	(48,949)

Total shareholders' equity	348,623	358,798

Total liabilities and shareholders' equity	$4,443,204	4,346,613

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)	(54,006)	338,516
Net Income	-	-	17,975	-	-	17,975
Change in other comprehensive income (loss), net of tax	-	-	-	4,078	-	4,078
Cash dividend declared, $.1312 per share	-	-	(12,287)	-	-	(12,287)
Sale of treasury stock (236,700 shares)	-	(1,044)	-	-	2,490	1,446
Stock based compensation expense	-	179	-	-	-	179

Ending balance, June 30, 2012	$98,912	175,773	125,153	1,585	(51,516)	349,907

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	18,931	-	-	18,931
Change in other comprehensive income (loss), net of tax	-	-	-	(18,389)	-	(18,389)
Cash dividend declared, $.1312 per share	-	-	(12,356)	-	-	(12,356)
Sale of treasury stock (268,509 shares)	-	(1,173)	-	-	2,641	1,468
Stock based compensation expense	-	171	-	-	-	171

Ending balance, June 30, 2013	$98,912	173,897	138,953	(16,831)	(46,308)	348,623

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$18,931	17,975

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,541	2,507
Loss on sale of other real estate owned	36	356
Writedown of other real estate owned	1,098	474
Provision for loan losses	4,000	6,100
Deferred tax benefit	(27)	(160)
Stock based compensation expense	171	179
Net gain on sale of bank premises and equipment	(16)	(2)
Net gain on sales and calls of securities	(1,434)	(732)
Increase in taxes receivable	(1,329)	(1,883)
Decrease (increase) in interest receivable	(332)	1,044
Decrease in interest payable	(24)	(120)
Decrease in other assets	6,272	1,583
Increase in accrued expenses and other liabilities	1,610	635
Total adjustments	12,566	9,981
Net cash provided by operating activities	31,497	27,956

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	323,974	601,747
Proceeds from calls and maturities of held to maturity securities	44,637	57,836
Purchases of securities available for sale	(329,374)	(795,544)
Proceeds from maturities of securities available for sale	10,050	914
Purchases of held to maturity securities	-	(10,303)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(868)	-
Net increase in loans	(89,783)	(50,131)
Proceeds from dispositions of other real estate owned	4,978	5,579
Proceeds from dispositions of bank premises and equipment	16	2
Purchases of bank premises and equipment	(4,603)	(3,369)
Net cash used in investing activities	(40,973)	(193,269)

Cash flows from financing activities:

Net increase in deposits	88,683	162,677
Net increase in short-term borrowings	16,479	3,155
Proceeds from sale of treasury stock	1,468	1,446
Dividends paid	(12,338)	(12,270)
Net cash provided by financing activities	94,292	155,008
Net decrease in cash and cash equivalents	84,816	(10,305)
Cash and cash equivalents at beginning of period	544,016	532,943
Cash and cash equivalents at end of period	$628,832	522,638

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,680	11,464
Income taxes paid	12,691	12,461
Other non cash items:
Transfer of loans to other real estate owned	7,752	5,014
Increase in dividends payable	18	17
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(30,688)	6,719
Change in deferred tax effect on unrealized gain (loss)on securities available for sale	12,237	(2,679)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	102	63
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(40)	(25)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1)	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three months and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2012 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Index
A reconciliation of the component parts of earnings per share for the three months and six months ended June 30, 2013 and 2012 follows:

(dollars in thousands, except per share data)
	2013	2012
For the quarter ended June 30:
Net income	$9,763	$9,066
Less: Net income allocated to participating securities	11	10
Net income allocated to common shareholders	$9,752	$9,056
Basic EPS:
Distributed earnings allocated to common stock	$6,182	$6,139
Undistributed earnings allocated to common stock	3,570	2,917
Net income allocated to common shareholders	$9,752	$9,056
Weighted average common shares outstanding including participating securities	94,204	93,667
Less: Participating securities	106	106
Weighted average common shares	94,098	93,561

Basic EPS	0.104	0.097

Diluted EPS:
Net income allocated to common shareholders	$9,752	$9,056
Weighted average common shares for basic EPS	94,098	93,561
Effect of Dilutive Securities:
Stock Options	7	1
Weighted average common shares including potential dilutive shares	94,105	93,562

Diluted EPS	0.104	0.097

Index
(dollars in thousands, except per share data)
	2013	2012
For the six months ended June 30:
Net income	$18,931	$17,975
Less: Net income allocated to participating securities	21	20
Net income allocated to common shareholders	$18,910	$17,955
Basic EPS:
Distributed earnings allocated to common stock	$12,356	$12,287
Undistributed earnings allocated to common stock	6,554	5,668
Net income allocated to common shareholders	$18,910	$17,955
Weighted average common shares outstanding including participating securities	94,134	93,609
Less: Participating securities	106	106
Weighted average common shares	94,028	93,503

Basic EPS	0.201	0.192

Diluted EPS:
Net income allocated to common shareholders	$18,910	$17,955
Weighted average common shares for basic EPS	94,028	93,503
Effect of Dilutive Securities:
Stock Options	6	1
Weighted average common shares including potential dilutive shares	94,034	93,504

Diluted EPS	0.201	0.192

For both the three months and six months ended June 30, 2013 and 2012, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.7 million and 3.1 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company's common stock for the periods presented.

Index
(3)	Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the three month and six month periods ended June 30, 2013 and 2012 for its pension and other postretirement benefit plans:

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012

Service cost	$20	12	14	8
Interest cost	322	365	27	25
Expected return on plan assets	(597)	(474)	(126)	(112)
Amortization of net loss (gain)	111	102	(10)	(5)
Amortization of prior service credit	-	-	(65)	(65)
Net periodic expense (benefit)	$(144)	5	(160)	(149)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012

Service cost	$34	24	26	16
Interest cost	637	730	51	51
Expected return on plan assets	(1,095)	(948)	(249)	(225)
Amortization of net loss (gain)	258	204	(25)	(10)
Amortization of prior service credit	-	-	(131)	(131)
Net periodic expense (benefit)	$(166)	10	(328)	(299)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it did not expect to make contributions to its pension and postretirement benefit plans in 2013.  As of June 30, 2013, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions. Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4)	Investment Securities

(a)	Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$191,032	78	2,977	188,133
State and political subdivisions	11,851	308	-	12,159
Mortgage backed securities and collateralized mortgage obligations - residential	520,391	340	15,938	504,793
Corporate bonds	53,352	137	436	53,053
Small Business Administration-guaranteed participation securities	114,247	-	5,582	108,665
Mortgage backed securities and collateralized mortgage obligations - commercial	11,097	-	372	10,725
Other	650	-	-	650
Total debt securities	902,620	863	25,305	878,178
Equity securities	10	-	-	10
Total securities available for sale	$902,630	863	25,305	878,188

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$262,063	1,055	10	263,108
State and political subdivisions	25,815	642	-	26,457
Mortgage backed securities and collateralized mortgage obligations - residential	515,322	3,982	528	518,776
Corporate bonds	26,312	336	119	26,529
Small Business Administration-guaranteed participation securities	75,674	888	-	76,562
Other	650	-	-	650
Total debt securities	905,836	6,903	657	912,082
Equity securities	10	-	-	10
Total securities available for sale	$905,846	6,903	657	912,092

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$10,598	10,730
Due in one year through five years	739,312	720,947
Due after five years through ten years	147,646	141,325
Due after ten years	5,064	5,176
	$902,620	878,178

Index
Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.   Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	June 30, 2013
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$166,770	2,977	-	-	166,770	2,977
Mortgage backed securities and collateralized mortgage obligations - residential	475,756	15,938	-	-	475,756	15,938
Corporate bonds	32,427	435	401	1	32,828	436
Small Business Administration-guaranteed participation securities	108,665	5,582	-	-	108,665	5,582
Mortgage backed securities and collateralized mortgage obligations - commercial	10,725	372	-	-	10,725	372

Total	$794,343	25,304	401	1	794,744	25,305

	December 31, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$15,491	10	-	-	15,491	10
Mortgage backed securities and collateralized mortgage obligations - residential	178,689	528	-	-	178,689	528
Corporate bonds	10,283	119	-	-	10,283	119
Total	$204,463	657	-	-	204,463	657

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and six months ended June 30, 2013 and 2012 are as follows:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Proceeds from sales	$118,560	16,141	$118,560	53,998
Proceeds from calls	96,417	313,024	205,414	547,749
Gross realized gains	1,512	157	1,514	932
Gross realized losses	80	102	80	200

Tax expense recognized on net gains on sales of securities available for sale were approximately $573 thousand and $22 thousand for the three months ended June 30, 2013 and 2012 respectively.  Tax expense recognized on net gains on sales of securities available for sale were approximately $574 thousand and $293 thousand for the six months ended June 30, 2013 and 2012 respectively.

Index
(b) Held to maturity securities   The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	June 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$88,852	3,426	124	92,154
Corporate bonds	9,937	1,240	-	11,177
Total held to maturity	$98,789	4,666	124	103,331

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$108,471	5,724	-	114,195
Corporate bonds	34,955	1,976	-	36,931
Total held to maturity	$143,426	7,700	-	151,126

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$-	-
Due in one year through five years	98,789	103,331
Due in five years through ten years	-	-
	$98,789	103,331

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index

Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	June 30, 2013
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$28,053	124	-	-	28,053	124
Total	$28,053	124	-	-	28,053	124

There were no held to maturity securities in an unrealized loss position at December 31, 2012.  There were no sales or transfers of held to maturity securities during 2013 and 2012.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI would be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities would be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2013, the Company’s security portfolio consisted of 222 securities, 102 of which were in an unrealized loss position, and are discussed below.

U.S. government-sponsored enterprises

In the case of unrealized losses on U.S. government-sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Index
Mortgage-backed securities and collateralized mortgage obligations - residential

At June 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Corporate bonds

In the case of corporate bonds, the Company exposure is primarily in bonds of firms in the financial sector.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Small Business Administration (SBA) - guaranteed participation securities

At June 30, 2013, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Mortgage-backed securities and collateralized mortgage obligations - commercial

As of June 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

As a result of the above analysis, for the year ended June 30, 2013, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index

(5)	Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

	June 30, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$168,308	21,370	189,678
Other	27,248	51	27,299
Real estate mortgage - 1 to 4 family:
First mortgages	1,833,212	330,403	2,163,615
Home equity loans	39,508	2,211	41,719
Home equity lines of credit	301,023	33,548	334,571
Installment	4,910	634	5,544
Total loans, net	$2,374,209	388,217	2,762,426
Less: Allowance for loan losses			47,589
Net loans			$2,714,837

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$167,249	18,882	186,131
Other	33,381	65	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	1,814,214	275,764	2,089,978
Home equity loans	35,601	1,089	36,690
Home equity lines of credit	301,338	32,571	333,909
Installment	4,183	396	4,579
Total loans, net	$2,355,966	328,767	2,684,733
Less: Allowance for loan losses			47,927
Net loans			$2,636,806

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2013 and December 31, 2012, the Company had approximately $35.5 million and $37.2 million of real estate construction loans, respectively. As of June 30, 2013, approximately $15.5 million are secured by first mortgages to residential borrowers while approximately $20.0 million were to commercial borrowers for residential construction projects.  Of the $37.2 million in real estate construction loans at December 31, 2012, approximately $16.4 million were secured by first mortgages to residential borrowers and the remaining $20.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company's New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in nonaccrual loans by loan class:

	June 30, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,768	583	6,351
Other	123	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	26,219	5,512	31,731
Home equity loans	549	-	549
Home equity lines of credit	3,968	510	4,478
Installment	36	-	36
Total non-accrual loans	36,663	6,605	43,268
Restructured real estate mortgages - 1 to 4 family	174	-	174
Total nonperforming loans	$36,837	6,605	43,442

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$6,511	2,698	9,209
Other	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	30,329	7,319	37,648
Home equity loans	694	-	694
Home equity lines of credit	4,263	501	4,764
Installment	6	1	7
Total non-accrual loans	41,927	10,519	52,446
Restructured real estate mortgages - 1 to 4 family	231	-	231
Total nonperforming loans	$42,158	10,519	52,677

As of June 30, 2013 and December 31, 2012, the Company's loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region:

New York and other states:

	June 30, 2013
(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,986	112	4,126	6,224	162,084	168,308
Other	-	-	123	123	27,125	27,248
Real estate mortgage - 1 to 4 family:
First mortgages	5,780	1,927	18,525	26,232	1,806,980	1,833,212
Home equity loans	112	40	398	550	38,958	39,508
Home equity lines of credit	791	523	2,552	3,866	297,157	301,023
Installment	47	30	7	84	4,826	4,910

Total	$8,716	2,632	25,731	37,079	2,337,130	2,374,209

Florida:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	583	583	20,787	21,370
Other	-	-	-	-	51	51
Real estate mortgage - 1 to 4 family:
First mortgages	584	244	3,843	4,671	325,732	330,403
Home equity loans	-	-	-	-	2,211	2,211
Home equity lines of credit	-	-	420	420	33,128	33,548
Installment	9	-	-	9	625	634

Total	$593	244	4,846	5,683	382,534	388,217

Total:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,986	112	4,709	6,807	182,871	189,678
Other	-	-	123	123	27,176	27,299
Real estate mortgage - 1 to 4 family:
First mortgages	6,364	2,171	22,368	30,903	2,132,712	2,163,615
Home equity loans	112	40	398	550	41,169	41,719
Home equity lines of credit	791	523	2,972	4,286	330,285	334,571
Installment	56	30	7	93	5,451	5,544

Total	$9,309	2,876	30,577	42,762	2,719,664	2,762,426

Index
New York and other states:

	December 31, 2012
(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,225	3,225	164,024	167,249
Other	-	-	4	4	33,377	33,381
Real estate mortgage - 1 to 4 family:
First mortgages	6,364	2,248	21,341	29,953	1,784,261	1,814,214
Home equity loans	177	216	464	857	34,744	35,601
Home equity lines of credit	604	350	3,044	3,998	297,340	301,338
Installment	40	27	-	67	4,116	4,183

Total	$7,185	2,841	28,078	38,104	2,317,862	2,355,966

Florida:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,698	2,698	16,184	18,882
Other	-	-	-	-	65	65
Real estate mortgage - 1 to 4 family:
First mortgages	862	452	5,390	6,704	269,060	275,764
Home equity loans	-	-	-	-	1,089	1,089
Home equity lines of credit	59	29	442	530	32,041	32,571
Installment	9	-	1	10	386	396

Total	$930	481	8,531	9,942	318,825	328,767

Total:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	5,923	5,923	180,208	186,131
Other	-	-	4	4	33,442	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	7,226	2,700	26,731	36,657	2,053,321	2,089,978
Home equity loans	177	216	464	857	35,833	36,690
Home equity lines of credit	663	379	3,486	4,528	329,381	333,909
Installment	49	27	1	77	4,502	4,579

Total	$8,115	3,322	36,609	48,046	2,636,687	2,684,733

Index
At June 30, 2013 and December 31, 2012, there were no loans that are 90 days past due and still accruing interest. As a result, nonaccrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.  There are no commitments to extend further credit on nonaccrual or restructured loans.

Transactions in the allowance for loan losses are summarized as follows:

(dollars in thousands)	For the three months ended June 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,964	43,595	99	47,658
Loans charged off:
New York and other states*	49	2,008	16	2,073
Florida	-	162	-	162
Total loan chargeoffs	49	2,170	16	2,235

Recoveries of loans previously charged off:
New York and other states*	-	123	3	126
Florida	1	39	-	40
Total recoveries	1	162	3	166
Net loans charged off	48	2,008	13	2,069
Provision for loan losses	(197)	2,179	18	2,000
Balance at end of period	$3,719	43,766	104	47,589

(dollars in thousands)	For the three months ended June 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,602	44,851	82	48,535
Loans charged off:
New York and other states*	715	1,956	22	2,693
Florida	288	674	-	962
Total loan chargeoffs	1,003	2,630	22	3,655

Recoveries of loans previously charged off:
New York and other states*	2	112	15	129
Florida	-	9	-	9
Total recoveries	2	121	15	138
Net loans charged off	1,001	2,509	7	3,517
Provision for loan losses	1,191	1,805	4	3,000
Balance at end of period	$3,792	44,147	79	48,018

Index
(dollars in thousands)	For the six months ended June 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states*	299	3,645	35	3,979
Florida	100	567	-	667
Total loan chargeoffs	399	4,212	35	4,646

Recoveries of loans previously charged off:
New York and other states*	2	197	7	206
Florida	2	100	-	102
Total recoveries	4	297	7	308
Net loans charged off	395	3,915	28	4,338
Provision for loan losses	343	3,612	45	4,000
Balance at end of period	$3,719	43,766	104	47,589

(dollars in thousands)	For the six months ended June 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,479	98	48,717
Loans charged off:
New York and other states*	1,039	3,213	30	4,282
Florida	456	2,349	-	2,805
Total loan chargeoffs	1,495	5,562	30	7,087

Recoveries of loans previously charged off:
New York and other states*	5	233	31	269
Florida	8	11	-	19
Total recoveries	13	244	31	288
Net loans charged off	1,482	5,318	(1)	6,799
Provision for loan losses	1,134	4,986	(20)	6,100
Balance at end of period	$3,792	44,147	79	48,018

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:

	June 30, 2013
	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,719	43,766	104	47,589

Total ending allowance balance	$3,719	43,766	104	47,589

Loans:
Individually evaluated for impairment	$6,474	18,891	-	25,365
Collectively evaluated for impairment	210,503	2,521,014	5,544	2,737,061

Total ending loans balance	$216,977	2,539,905	5,544	2,762,426

	December 31, 2012
	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,771	44,069	87	47,927

Total ending allowance balance	$3,771	44,069	87	47,927

Loans:
Individually evaluated for impairment	$9,333	16,740	-	26,073
Collectively evaluated for impairment	210,244	2,443,837	4,579	2,658,660

Total ending loans balance	$219,577	2,460,577	4,579	2,684,733

Index
The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2013 and December 31, 2012 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class:

New York and other states:

	June 30, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,768	6,696	-	6,058
Other	123	123	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	14,868	15,826	-	13,339
Home equity loans	687	819	-	636
Home equity lines of credit	1,807	1,980	-	1,744

Total	$23,253	25,444	-	21,901

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$583	1,038	-	1,942
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,498	2,110	-	1,212
Home equity loans	-	-	-	-
Home equity lines of credit	31	49	-	11

Total	$2,112	3,197	-	3,165

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,351	7,734	-	8,000
Other	123	123	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	16,366	17,936	-	14,551
Home equity loans	687	819	-	636
Home equity lines of credit	1,838	2,029	-	1,755

Total	$25,365	28,641	-	25,066

Index
New York and other states:

	December 31, 2012
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,511	7,169	-	5,615
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	12,964	14,143	-	6,075
Home equity loans	623	664	-	260
Home equity lines of credit	1,633	1,735	-	458

Total	$21,855	23,835	-	12,515

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,698	3,890	-	5,871
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,472	2,665	-	948
Home equity lines of credit	48	176	-	24

Total	$4,218	6,731	-	6,843

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$9,209	11,059	-	11,486
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	14,436	16,808	-	7,023
Home equity loans	623	664	-	260
Home equity lines of credit	1,681	1,911	-	482

Total	$26,073	30,566	-	19,358

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material in 2013 or 2012.

Management evaluates impairment on commercial and commercial real estate loans that are on nonaccrual status as well as in situations where circumstances dictate that an evaluation is prudent. If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time. As a result, as of June 30, 2013 and December 31, 2012, based upon management's evaluation of the adequacy of the underlying collateral, if any, and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to impaired loan(s), including TDR’s.

During the three months ended June 30, 2013 and 2012, there were $103 thousand and $233 thousand of chargeoffs on loans identified as TDR's.  For the six months ended June 30, 2013 and 2012, there were $275 thousand and $295 thousand of chargeoffs on loans identified as TDR's.

 The following table presents modified loans by class that were determined to be TDR’s that occurred during the three months and twelve months ended June 30, 2013 and 2012:

	During the three months ended 6/30/2013			During the three months ended 6/30/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14	2,014	2,014	9	890	853
Home equity loans	4	87	87	1	5	5
Home equity lines of credit	2	87	87	1	106	106

Total	20	$2,188	2,188	11	$1,001	964

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	290	290	4	403	386
Home equity lines of credit	1	31	31	-	-	-

Total	3	$321	321	4	$403	386

Index
	During the twelve months ended 6/30/2013			During the twelve months ended 6/30/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	2	$131	131	1	$91	90
Real estate mortgage - 1 to 4 family:
First mortgages	106	12,462	12,462	27	3,348	2,831
Home equity loans	23	563	563	4	125	103
Home equity lines of credit	32	1,495	1,495	1	106	106

Total	163	$14,651	14,651	33	$3,670	3,130

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13	1,583	1,583	9	1,085	926
Home equity lines of credit	2	31	31	-	-	-
Total
	15	$1,614	1,614	9	$1,085	926

The following table presents loans by class modified as TDR’s that occurred during the twelve months ended June 30, 2013 and 2012 for which there was a payment default during the same period:

	Twelve months ended 6/30/2013		Twelve months ended 6/30/2012
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	21	2,634	24	2,560
Home equity loans	3	78	3	98
Home equity lines of credit	9	532	-	-

Total	33	$3,244	27	$2,658

Florida:
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	3	375	9	926
Home equity lines of credit	-	-	-	-

Total	3	$375	9	$926

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company's underwriting policy.  Generally, the modification of the terms of loans was the result of the borrower filing for bankruptcy protection.  Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.  In the case of Chapter 7 bankruptcies, even though there is no modification of terms, the borrowers’ debt to the Company was discharged and they did not reaffirm the debt.

Index
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

Index

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$157,697	10,611	168,308
Other	26,935	313	27,248

	$184,632	10,924	195,556

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$17,220	4,150	21,370
Other	51	-	51

	$17,271	4,150	21,421

	December 31, 2012
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$155,981	11,268	167,249
Other	33,067	314	33,381

	$189,048	11,582	200,630

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,454	6,428	18,882
Other	65	-	65

	$12,519	6,428	18,947

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans table.

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

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale is determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and included in the income statement in the respective investment class under total interest income. Also classified as available for sale securities are equity securities where fair value is determined by quoted market prices and these are designated as Level 1. The Company does not have any securities that would be designated as Level 3.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$188,133	-	188,133	-
State and political subdivisions	12,159	-	12,159	-
Mortgage-backed securities and collateralized mortgage obligations - residential	504,793	-	504,793	-
Corporate bonds	53,053	-	53,053	-
Small Business Administration-guaranteed participation securities	108,665	-	108,665	-
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,725	-	10,725	-
Other securities	660	10	650	-
Total securities available-for-sale	$878,188	10	878,178	-

	Fair Value Measurements at December 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$263,108	-	263,108	-
State and political subdivisions	26,457	-	26,457	-
Mortgage-backed securities and collateralized mortgage obligations - residential	518,776	-	518,776	-
Corporate bonds	26,529	-	26,529	-
Small Business Administration-guaranteed participation securities	76,562	-	76,562
Other securities	660	10	650	-
Total securities available-for-sale	$912,092	10	912,082	-

There were no transfers between Level 1 and Level 2 in 2013 and 2012.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$10,345	-	-	10,345
Impaired Loans:
Commercial real estate	2,303	-	-	2,303
Real estate mortgage - 1 to 4 family:
First mortgages	4,849	-	-	4,849
Home Equity Loans	66	-	-	66
Home Equity Lines of Credit	639	-	-	639

Other real estate owned, which is carried at fair value less costs to sell, approximates $10.3 million at June 30, 2013 and consisted of $6.1 million of commercial real estate and $4.2million of residential real estate properties. Valuation charges of $941 thousand and $1.1 million are included in earnings for the three months and six months ended June 30, 2013, respectively.

Of the total impaired loans of $25.4 million at June 30, 2013, $7.9 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2013. Gross charge-offs related to commercial impaired loans were $20 thousand and $170 thousand for the three months and six months ended June 30, 2013, respectively, while gross residential impaired loan charge-offs amounted to $109 thousand and $276 thousand for the three months and six months ended June 30, 2013, respectively.

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

Index
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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and December 31, 2012 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2013 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$628,832	628,832		-		-		628,832
Securities available for sale	878,188	10		878,178		-		878,188
Held to maturity securities	98,789	-		103,331		-		103,331
Federal Reserve Bank and Federal
Home Loan Bank stock	10,500	N/	A	N/	A	N/	A	N/	A
Net loans	2,714,837	-		-		2,736,474		2,736,474
Accrued interest receivable	12,084	-		3,844		8,240		12,084
Financial liabilities:
Demand deposits	314,985	314,985		-		-		314,985
Interest bearing deposits	3,577,891	2,454,929		1,123,988		-		3,578,917
Short-term borrowings	176,325	-		176,325		-		176,325
Accrued interest payable	425	96		329		-		425

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2012 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$544,016	544,016		-		-		544,016
Securities available for sale	912,092	10		912,082		-		912,092
Held to maturity securities	143,426	-		151,126		-		151,126
Federal Reserve Bank and Federal
Home Loan Bank stock	9,632	N/	A	N/	A	N/	A	N/	A
Net loans	2,636,806	-		-		2,771,705		2,771,705
Accrued interest receivable	11,752	-		4,114		7,638		11,752
Financial liabilities:
Demand deposits	300,544	300,544		-		-		300,544
Interest bearing deposits	3,503,649	2,426,170		1,079,663		-		3,505,833
Short-term borrowings	159,846	-		159,846		-		159,846
Accrued interest payable	449	103		346		-		449

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

Short-Term Borrowings and Other Financial Instruments

The fair value of all short-term borrowings and other financial instruments approximates the carrying value resulting in a Level 2 classification.

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

(7)	Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	3/31/2013	Reclassifications	Income	ended 3/31/13	6/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	1,987	(15,824)	(859)	(16,683)	(14,696)

Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,156)	-	21	21	(2,135)

Accumulated other comprehensive income (loss), net of tax	(169)	(15,824)	(838)	(16,662)	(16,831)

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	3/31/2012	Reclassifications	Income	ended 6/30/12	6/30/2012

Net unrealized holding gain (loss) on securities available for sale, net of tax	$1,509	1,546	(33)	1,513	3,022

Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,456)	-	19	19	(1,437)

Accumulated other comprehensive income (loss), net of tax	$53	1,546	(14)	1,532	1,585

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	12/31/2012	Reclassifications	Income	ended 3/31/13	6/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	3,755	(17,591)	(860)	(18,451)	(14,696)

Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	62	62	(2,135)

Accumulated other comprehensive income (loss), net of tax	1,558	(17,591)	(798)	(18,389)	(16,831)

		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income (loss)-	from Accumulated	Income (loss)-
	Balance at	Before	Other Comprehensive	Six months	Balance at
	12/31/2011	Reclassifications	Income	ended 6/30/12	6/30/2012

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,018)	4,479	(439)	4,040	3,022

Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,475)	-	38	38	(1,437)

Accumulated other comprehensive income (loss), net of tax	$(2,493)	4,479	(401)	4,078	1,585

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	1,432	55	1,434	732
Income tax expense	(573)	(22)	(574)	(293)
Net of tax	859	33	860	439

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	(101)	(97)	(233)	(194)
Amortization of prior service credit	65	65	131	131
Income tax benefit	15	13	40	25
Net of tax	(21)	(19)	(62)	(38)

Total reclassifications, net of tax	838	14	798	401

(8)	Subsequent Event

Subsequent to June 30, 2013, Trustco entered into a definitive agreement to sell a planned regional operations center in Florida to a third party purchaser for approximately $5.0 million.  In addition, Trustco may lease back a small portion of the building to be used as a branch location.  The carrying value of the building was approximately $3.2 million as of June 30, 2013.  This transaction is expected to be completed during the third quarter of 2013.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of June 30, 2013, and the related consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and 2012, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company's management.

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
August 6, 2013

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

In addition to the factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2012, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

Index
Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six-month periods ended June 30, 2013 and 2012.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and six-month periods ended June 30, 2013, with comparisons to the corresponding periods in 2012 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2012 Annual Report to Shareholders should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets exhibited significant volatility during the second quarter of 2013.  For the second quarter, the S&P 500 Index was up 2.4% and the Dow Jones Industrial Average was up 2.3%, however both had wide swings during the quarter.  Credit markets showed significant volatility during the quarter with a number of sharp moves in rates both up and down during the period.  Measured at quarter-end, rates were up sharply, from 1.86% for the 10 year Treasury at the end of the first quarter of 2013 to 2.52% at the end of the second quarter.  Proportionate shifts in rates occurred across the yield curve, except for very short maturities.  The table below illustrates the range of these movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the second quarter.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, widened relative to the Treasury curve.  The changes in rates and spreads during the quarter were due to a number of factors, however comments by Federal Reserve Board officials that implied that the extraordinary accommodations designed to help the economy but that most directly served to influence certain interest rates could be backed off in the foreseeable future.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)

	Beginning of Q1/12	0.02	0.27	0.89	1.97
Q1/12	Peak	0.12	0.41	1.22	2.39
	Trough	0.01	0.21	0.71	1.83
	End of Q1/12	0.07	0.33	1.04	2.23

	Beginning of Q4/12	0.09	0.25	0.62	1.64
Q4/12	Peak	0.14	0.32	0.82	1.86
	Trough	0.01	0.23	0.60	1.58
	End of Q4/12	0.05	0.25	0.72	1.78

	Beginning of Q1/13	0.08	0.27	0.76	1.86
Q1/13	Peak	0.14	0.30	0.92	2.07
	Trough	0.06	0.23	0.75	1.84
	End of Q1/13	0.07	0.25	0.77	1.87

	Beginning of Q2/13	0.08	0.23	0.76	1.86
Q2/13	Peak	0.08	0.43	1.49	2.60
	Trough	0.03	0.20	0.65	1.66
	End of Q2/13	0.04	0.36	1.41	2.52

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  While there have been some encouraging economic reports, the level of persistent strength needed to significantly change the overall condition of the economy has not materialized.    There has been some improvement in recent months, including gains in home values in some areas, but the housing market remains troubled in other areas and job creation, while improved, has continued to lag.  Government budget deficits and debt levels in the United States remains a concern, and sovereign fiscal issues in a number of European nations, as well as slowing economies in both Europe and China continue to contribute to global economic issues.

The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  As noted, uncertainty regarding the eventual need for the FRB to move away from its easy money policy and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets, and concerns on that front were significantly to blame for the sharp rise in rates during the second quarter.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all.

Index
The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  Regulatory changes that have been implemented to date have reduced interchange revenue level that banks previously earned.  In June 2012, the Board of Governors of the FRB approved notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer.  On July 9, 2013, interim final rules were published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, as well as an NPR to strengthen the supplementary leverage requirements for the largest most systemically important banking organizations.  The changes implemented with these rules will be effective over a phase-in period through 2019. We are evaluating the impact of the rules on the Company and the Bank and we expect to continue to meet the definition of “well capitalized” under the new rules.

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans, although management believes the level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at June 30, 2013, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  As noted, during the quarter, the level of rates moved up sharply across most of the curve, however the average slope of the curve did not change materially when comparing the second quarter of 2013 to the first quarter of 2013.  The slope of the curve, as measured by the difference between the 10 year Treasury and the 2 year Treasury, averaged 1.72% in the second quarter of 2013, compared to 1.69% during the first quarter of 2013. The slope did steepen late in the quarter, ending the period at 2.16%.  The slope of the yield curve is generally better for mortgage lenders profitability when it is steeper.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, future changes in the FRB’s quantitative easing and related programs or gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Overview
TrustCo recorded net income of $9.8 million, or $0.104 of diluted earnings per share for the three months ended June 30, 2013, as compared to net income of $9.1 million or $0.097 of diluted earnings per share in the same period in 2012.

For the first half of 2013, TrustCo recorded net income of $18.9 million, or $0.201 of diluted earnings per share, as compared to net income of $18.0 million or $0.192 of diluted earnings per share in the same period in 2012.

The primary factors accounting for the change in net income for three and six-month periods ended June 30, 2013 as compared to the prior year were:

•	An increase in the average balance of interest earning assets of $30.9 million to $4.34 billion for the second quarter of 2013 compared to the same period in 2012. For the six-months ended June 30, 2013, the average balance of interest earning assets increased $45.5 million compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $2.1 million to $3.75 billion for the second quarter of 2013 as compared to 2012 and $15.2 million for the first six months.

Index
•	A decrease in taxable equivalent net interest margin for the second quarter of 2013 to 3.10% from 3.16% in the prior year period. The decline in the margin was only partially offset by the beneficial impact of the increase in average earning assets, resulting in a decrease of $363 thousand in taxable equivalent net interest income in the second quarter of 2013 compared to the second quarter of 2012. For the six-month period, the margin declined to 3.15% from 3.19%.

•	A decrease in the provision for loan losses to $2.0 million in the second quarter of 2013 from $3.0 million in the second quarter of 2012. For the six-month period, the provision for loan losses declined by $2.1 million.

•	An increase of $1.4 million in net gains on securities transactions for the second quarter of 2013 as compared to same period in 2012. Securities gains increased by $702 thousand for the first six months of 2013 compared to the prior period.

•	An increase of $820 thousand in noninterest expense for the second quarter of 2013 as compared to 2012 and an increase of $1.2 million for the first six months of 2013 versus the prior year period.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2012 is a description of the effect interest rates had on the results for the year 2012 compared to 2011.  Many of the same market factors discussed in the 2012 Annual Report continued to have a significant impact on the second quarter results for 2013.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future, contributing to the rate volatility noted earlier.

Index
Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  Deposit rates generally continued to decline in the second quarter of 2013 relative to prior periods, but at a slower pace as rates reach extremely low levels and market rates began to rise.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

The principal loan products for TrustCo are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield rose significantly during the second quarter, although the yield remains at relative modest levels as compared to historical yields.

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

Index
Interest rates generally remained below historic norms on both short term and longer term investments despite the increases seen during the second quarter.  As noted, deposit costs have generally continued to decline over the second quarter of 2013, although the rate of decline has slowed.

While TrustCo has been affected by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption.

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial in the short term.  In line with this view, balance sheet expansion did slow in the second quarter as compared to recent quarters.

For the second quarter of 2013, the net interest margin was 3.10%, down 6 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

•	The average balance of federal funds sold and other short-term investments increased by $40.4 million while the average yield was flat at 25 basis points. The increase in the average balance reflects the sale of some securities available-for-sale during the quarter to take advantage of very favorable pricing when rates declined early in the quarter.

•	The average balance of securities available for sale decreased by $130.5 million and the average yield decreased to 1.83% for the second quarter of 2013 compared to 1.88% for the same period in 2012. The average balance of held-to-maturity securities decreased by $66.1 million and the average yield decreased to 3.46% for the second quarter of 2013 compared to 3.65% for the same period in 2012.

Index

•	The average loan portfolio grew by $186.1 million to $2.73 billion and the average yield decreased 44 basis points to 4.64% in the second quarter of 2013 compared to the same period in 2012. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $2.1 million and the average rate paid decreased 17 basis points to 0.41% in the second quarter of 2013 compared to the same period in 2012. The decline in the rates paid on interest bearing liabilities reflects the Bank’s decision to lower rates offered in response to market interest rates and changes in competitive conditions.

During the second quarter of 2013, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $4.31 billion in the second quarter of 2012 to $4.34 billion in the same period of 2013 with an average yield of 3.67% in 2012 and 3.45% in 2013.  Interest income on average earning assets declined from $39.4 million in the second quarter of 2012 to $37.4 million in the second quarter of 2013, on a tax equivalent basis, as the increase in average earning assets only partly offset the decline in average yield.

Loans
The average balance of loans was $2.73 billion in the second quarter of 2013 and $2.54 billion in the comparable period in 2012.  The yield on loans decreased 44 basis points to 4.64%.  The higher average balances were more than offset by the lower yield, leading to a decrease in the interest income on loans from $32.3 million in the second quarter of 2012 to $31.6 million in the second quarter of 2013.

Index
Compared to the second quarter of 2012, the average balance of the loan portfolio during the second quarter of 2013 increased in the residential mortgage, home equity and installment loan categories, but declined in the commercial loan category.  The average balance of residential mortgage loans was $2.18 billion in 2013 compared to $1.99 billion in 2012, an increase of 9.5%.  The average yield on residential mortgage loans decreased by 51 basis points to 4.75% in the second quarter of 2013 compared to 2012.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $21.5 million to an average balance of $214.2 million in the second quarter of 2013 compared to the prior year.  The average yield on this portfolio decreased 8 basis points to 5.25% over the same period.

The average yield on home equity credit lines declined 29 basis points to 3.37% during the second quarter of 2013 compared to 3.66% in the year earlier period.  The average balances of home equity lines increased 5.4% to $333.5 million in the second quarter of 2013 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the second quarter of 2013 was $958.6 million compared to $1.09 billion for the comparable period in 2012.  The decreased balances reflect both the sale of securities during the second quarter of 2013 and limited new investment purchases.  The average yield was 1.83% for the second quarter of 2013 and 1.88% for the second quarter of 2012.  The decline in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at lower market yields.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency issued residential mortgage-backed securities, agency issued commercial mortgage-backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income.

Index
The net unrealized loss in the available-for-sale securities portfolio was $24.4 million as of June 30, 2013 compared to a net unrealized gain of $3.3 million as of March 31, 2013, with the change due primarily to an increase in long term interest rates.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $107.6 million for the second quarter of 2013 compared to $173.7 million in the second quarter of 2012.  The decrease in balances reflects a shift towards the available-for-sale portfolio in order to maintain flexibility in the current rate environment.  The average yield was 3.46% for the 2013 period compared to 3.65% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2013, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2013 second quarter average balance of federal funds sold and other short-term investments was $529.7 million, a $40.4 million increase from the $489.2 million average for the same period in 2012.  The yield was flat at 0.25%.  Interest income from this portfolio increased $28 thousand from $299 thousand in 2012 to $327 thousand in 2013, reflecting the average balance increase and flat yield.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings, and certificates of deposit) decreased $24.7 million to $3.57 billion for the second quarter of 2013 versus the prior year, and the average rate paid decreased from 0.57% for 2012 to 0.38% for 2013.  Total interest expense on these deposits decreased $1.6 million to $3.4 million in the second quarter of 2013 compared to the year earlier period.  The decrease in deposits versus the prior year was due to strong growth in core deposits being more than offset by a decline in certificates of deposit.  The decline in certificates was due to both the low rate environment leading more consumers to hold funds in money market, savings and demand accounts as well as a decision by management to adjust pricing to encourage such a shift and let more volatile certificate balances roll off.  From the second quarter of 2012 to the second quarter of 2013, interest bearing demand account average balances were up 13.1%, money market account average balances were up 2.3% and savings account average balances were up 10.3%, while non-interest demand average balances were up 7.6%.  Average balances in certificates of deposits declined 16.5% over the same time frame, but still constitute 28.9% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

Index
At June 30, 2013, the maturity of total time
deposits is as follows:

(dollars in thousands)
Under 1 year	$904,280
1 to 2 years	142,591
2 to 3 years	68,622
3 to 4 years	2,038
4 to 5 years	5,228
Over 5 years	203
$1,122,962

Average short-term borrowings for the quarter were $179.9 million in 2013 compared to $153.1 million in 2012.  The average rate decreased during this time period from 0.99% in 2012 to 0.82% in 2013.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income decreased by $363 thousand to $33.6 million in the second quarter of 2013 as compared to the same period in 2012.  The net interest spread was down 5 basis points to 3.04% in the second quarter of 2013 as compared to the year ago period. As previously noted, the net interest margin was down 6 basis points to 3.10% for the second quarter of 2013 as compared to the same period in 2012.

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

Index
Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of June 30, 2013:

Nonperforming loans: Total NPLs were $43.4 million at June 30, 2013, compared to $51.5 million at June 30, 2012 and $49.9 million at March 31, 2013.  Contributing to the decline in NPLs was the sale of 17 nonperforming residential loans with total net principal balances of $855 thousand for a gain of $50 thousand during the second quarter of 2013.  There were $43.3 million of nonaccrual loans at June 30, 2013 compared to $51.2 million at June 30, 2012 and $49.6 million at March 31, 2013.  There were no loans at June 30, 2013 and 2012, or March 31, 2012 that were past due 90 days or more and still accruing interest.

At June 30, 2013, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $43.4 million, $36.9 million were residential real estate loans and $6.5 million were commercial mortgages and commercial loans, compared to $41.3 million and $8.6 million, respectively at March 31, 2013.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.32% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2013 (annualized), compared to 0.43% for the second quarter of 2012.  These levels remain elevated compared to historical levels, reflecting current economic conditions.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At June 30, 2013, 85.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 14.1% were in Florida.  Those figures compare to 87.0% and 13.0%, respectively at March 31, 2013.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 8.2% and 5.5%, respectively, as of June 30, 2013.  The Florida and New York levels of commercial loans as a percent of total loans within each geography were roughly flat with the March 31, 2013 numbers of 8.2% in New York and 5.6% in Florida.

Index
Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York.  Reflecting that, nonperforming loans are more heavily weighted towards Florida.  As of June 30, 2013, 15.2% of nonperforming loans were to Florida borrowers, compared to 84.8% in New York and surrounding areas.  The level of Florida based nonperforming loans declined from 19.3% as of March 31, 2013.  For the three months ended June 30, 2013, Florida net charge-offs were equal to 5.9% of total net charge-offs, compared to 94.1% for New York and surrounding areas.  For the first three months of 2013, Florida net charge-offs were 19.5% of total net charge-offs, and New York and surrounding area net charge-offs were 80.5%.  The decline in the level of net charge-offs relative to loan outstandings in Florida reflects improvement in real estate conditions within our market territory over the last several quarters as well as the growth in post-recession loan originations.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2013, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $6.5 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2013, compared to $8.6 million at March 31, 2013.  There were $18.9 million of impaired retail loans at June 30, 2013, compared to $18.0 million at March 31, 2013.  The average balances of all impaired loans were $26.0 million during the second quarter of 2013 and $19.4 million for the full year 2012.  The increase in the average balance in 2013 versus 2012 is due to the adoption of OCC guidance on Chapter 7 bankruptcy loans in the third quarter of 2012.

At June 30, 2013 there was $10.3 million of foreclosed real estate as compared to $9.9 million at March 31, 2013.

During the second quarter of 2013, there were $49 thousand of gross commercial loan charge offs and $2.2 million of gross residential mortgage and consumer loan charge-offs as compared with $1.0 million of gross commercial loan charge-offs and $2.7 million of residential mortgage and consumer loan charge-offs in the second quarter of 2012.  Gross recoveries during the second quarter of 2013 were $1 thousand for commercial loans and $165 thousand for residential mortgage and consumer loans, compared to $2 thousand for commercial loans and $136 thousand for residential and consumer in the second quarter of 2012.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	June 30, 2013		December 31, 2012
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,374	7.13%	$3,399	7.40%
Real estate - construction	618	1.29%	667	1.39%
Real estate mortgage - 1 to 4 family	36,857	79.27%	36,789	78.60%
Home equity lines of credit	6,636	12.11%	6,985	12.44%
Installment Loans	104	0.20%	87	0.17%
	$47,589	100.00%	$47,927	100.00%

At June 30, 2013, the allowance for loan losses was $47.6 million, compared to the March 31, 2013 balance of $47.7 million and $47.9 million at December 31, 2012.  The allowance represents 1.72% of the loan portfolio as of June 30, 2013 compared to 1.76% at March 31, 2013 and 1.79% at December 31, 2012.

The provision for loan losses was $2.0 million for the quarter ended June 30, 2013 compared to $3.0 million for the second quarter of 2012.  Net charge-offs for the three-month period ended June 30, 2013 were $2.1 million, compared to $3.5 million in the year earlier period.  The decrease in the provision for loan losses in 2013, as compared to net charge-offs, was primarily related to declining NPLs and charge-offs and generally improving conditions in Florida, where loss severity was particularly high in recent years.

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

The Company uses an industry standard external model as the primary tool to identify, quantify and project changes in interest rates and prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model. This model calculates an economic or fair value amount with respect to non-time deposit categories since these deposits are part of the core deposit products of the Company. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Using this model, the fair value of capital projections as of June 30, 2013 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2013. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of June 30, 2013	Fair value of Assets
+400 BP	11.63%
+300 BP	13.47
+200 BP	15.23
+100 BP	16.77
Current rates	18.19
-100 BP	17.19

Noninterest Income
Total noninterest income for the second quarter of 2013 was $5.9 million, compared to $4.6 million in the prior year period.  Excluding net securities transactions, non-interest income decreased $38 thousand in the second quarter of 2013 to $4.5 million, compared to the second quarter of 2012.  Net gains on securities transactions were $1.4 million in the second quarter of 2013, compared to net gains of $55 thousand in the second quarter of 2012.

Trustco Financial Services income decreased $120 thousand to $1.3 million for the second quarter of 2013 compared to the second quarter of 2012, as the decline in non-recurring fees more than offset the increase in recurring fees. Assets under management were $773 million at June 30, 2013 compared to $825 million at December 31, 2012 and $773 million at March 31, 2013.  The decrease in assets as compared to December 31, 2012 was due to a single large account that was moved as the customer consolidated assets at one non-local provider.

Index
The total of fees for other services to customers plus other income was $3.2 million in the second quarter of 2013, up $82 thousand compared to the same period in 2012 reflecting the $50 thousand gain on the sale of nonperforming loans, growth in the number of customers and accounts, as well as some increases in existing fees.

Noninterest Expenses
Total noninterest expenses were $21.9 million for the three months ended June 30, 2013, compared to $21.0 million for the three months ended June 30, 2012.  The increase of $820 thousand is primarily due to an increase in net other real estate (“ORE”) expenses which were up $808 thousand to $1.5 million.  ORE expenses tend to show significant fluctuation from period-to-period.  In the second quarter of 2013 the increase was the result of a large write down on a commercial ORE property.  Moderate increases in salaries and benefits, net occupancy expenses, professional services and other expenses were roughly offset by a $346 thousand decrease in advertising expense to $714 thousand.  Advertising costs may rise or fall from period-to-period depending on the number and type of campaigns and promotions being run.  Full time equivalent headcount was 710 as of June 30, 2013, compared to 742 as of June 30, 2012.  During the second quarter of 2013 the Company implemented changes in its branch staffing model that emphasizes the use of part time employees to meet peak demand without overstaffing during periods of lower demand.

Income Taxes
In the second quarter of 2013, TrustCo recognized income tax expense of $5.8 million as compared to $5.3 million for the same period in 2012.  The effective tax rates were 37.4% and 37.0% for the second quarters of 2013 and 2012, respectively.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Total shareholders’ equity at June 30, 2013 was $348.6 million, compared to $349.9 million at June 30, 2012. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2013.  This results in a dividend payout ratio of 63.3% based on second quarter 2013 earnings per share of $0.104.

Index

The Company and the Bank achieved the following capital ratios as of June 30, 2013 and 2012:

Trustco Bank

(dollars in thousands)	As of June 30,		Well	Adequately
	2013	2012	Capitalized*	Capitalized*

Tier 1 leverage capital	8.00%	7.73%	5.00%	4.00%
Tier 1 risk-based capital	16.41	15.92	6.00	4.00
Total risk-based capital	17.67	17.18	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of June 30,
	2013	2012

Tier 1 leverage capital	8.18%	7.86%
Tier 1 risk-based capital	16.77	16.19
Total risk-based capital	18.04	17.45

In addition, at June 30, 2013, the consolidated tangible equity to total tangible assets ratio was 7.83%, compared to 7.90% at June 30, 2012.  As a savings and loan holding company, TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in July 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of June 30, 2013 and 2012 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.  Such capital amounts and ratios are not necessarily comparable to the amounts and ratios TrustCo will report when it becomes subject to regulatory capital requirements.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($3.9 million) in 2013 and $2.6 million in 2012.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$218,199	627	1.15%	$719,590	2,606	1.45%	$(1,979)	(1,526)	(453)
Mortgage backed securities and collateralized mortgage obligations-residential	545,989	2,701	1.98%	255,039	1,364	2.14%	1,337	2,026	(689)
State and political subdivisions	13,098	231	7.05%	36,730	489	5.33%	(258)	(1,013)	755
Corporate bonds	54,724	233	1.70%	77,020	648	3.37%	(415)	(153)	(262)
Small Business Administration-guaranteed participation securities	114,760	564	1.97%	-	-	0.00%	564	282	282
Mortgage backed securities and collateralized mortgage obligations-commercial	11,136	38	1.36%	-	-	0.00%	38	19	19
Other	660	3	1.82%	660	5	3.03%	(2)	-	(2)

Total securities available for sale	958,566	4,397	1.83%	1,089,039	5,112	1.88%	(715)	(366)	(349)

Federal funds sold and other short-term Investments	529,672	327	0.25%	489,228	299	0.25%	28	28	-

Held to maturity securities:
Corporate bonds	13,947	214	6.14%	35,251	387	4.39%	(173)	(848)	675
Mortgage backed securities and collateralized mortgage obligations-residential	93,644	716	3.06%	138,419	1,198	3.46%	(482)	(355)	(127)

Total held to maturity securities	107,591	930	3.46%	173,670	1,585	3.65%	(655)	(1,203)	548

Federal Reserve Bank and Federal Home Loan Bank stock	10,434	121	4.64%	9,432	149	6.32%	(28)	82	(110)

Commercial loans	214,158	2,812	5.25%	235,651	3,138	5.33%	(326)	(280)	(46)
Residential mortgage loans	2,177,171	25,866	4.75%	1,988,017	26,124	5.26%	(258)	9,916	(10,174)
Home equity lines of credit	333,510	2,806	3.37%	316,289	2,875	3.66%	(69)	719	(788)
Installment loans	4,930	162	13.16%	3,762	146	15.60%	16	133	(117)

Loans, net of unearned income	2,729,769	31,646	4.64%	2,543,719	32,283	5.08%	(637)	10,487	(11,124)

Total interest earning assets	4,336,032	37,421	3.45%	4,305,088	39,428	3.67%	(2,007)	9,029	(11,036)

Allowance for loan losses	(48,298)			(49,386)
Cash & non-interest earning assets	146,387			138,964

Total assets	$4,434,121			$4,394,666

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$581,785	82	0.06%	$514,219	78	0.06%	4	4	-
Money market accounts	650,927	630	0.39%	636,171	770	0.49%	(140)	116	(256)
Savings	1,218,683	829	0.27%	1,104,422	979	0.36%	(150)	538	(688)
Time deposits	1,119,710	1,883	0.67%	1,341,038	3,230	0.97%	(1,347)	(469)	(878)

Total interest bearing deposits	3,571,105	3,424	0.38%	3,595,850	5,057	0.57%	(1,633)	189	(1,822)
Short-term borrowings	179,878	367	0.82%	153,082	378	0.99%	(11)	257	(268)

Total interest bearing liabilities	3,750,983	3,791	0.41%	3,748,932	5,435	0.58%	(1,644)	447	(2,091)

Demand deposits	301,123			279,761
Other liabilities	20,590			18,435
Shareholders' equity	361,425			347,538

Total liabilities and shareholders' equity	$4,434,121			$4,394,666

Net interest income , tax equivalent		33,630			33,993		$(363)	8,582	(8,945)

Net interest spread			3.04%			3.09%

Net interest margin (net interest income to total interest earning assets)			3.10%			3.16%

Tax equivalent adjustment		(90)			(127)

Net interest income		33,540			33,866

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($1.6 million) in 2013 and $2.0 million in 2012.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$244,430	1,443	1.18%	$655,168	4,910	1.50%	$(3,467)	(2,587)	(880)
Mortgage backed securities and collateralized mortgage obligations-residential	551,667	5,470	1.98%	229,849	2,457	2.14%	3,013	3,549	(536)
State and political subdivisions	15,812	516	6.53%	38,371	1,092	5.69%	(576)	(976)	400
Corporate bonds	51,061	451	1.76%	85,094	1,470	3.46%	(1,019)	(457)	(562)
Small Business Administration-guaranteed participation securities	107,263	1,060	1.98%	-	-	0.00%	1,060	530	530
Mortgage backed securities and collateralized mortgage obligations-commercial	9,764	67	1.37	-	-	0.00	67	34	33
Other	660	8	2.42%	660	10	3.03%	(2)	-	(2)

Total securities available for sale	980,657	9,015	1.84%	1,009,142	9,939	1.97%	(924)	93	(1,017)

Federal funds sold and other short-term Investments	468,154	572	0.25%	501,617	619	0.25%	(47)	(47)	-

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	2,143	25	2.38%	(25)	(13)	(12)
Corporate bonds	18,086	526	5.81%	44,074	896	4.06%	(370)	(1,105)	735
Mortgage backed securities and collateralized mortgage obligations-residential	98,598	1,505	3.05%	140,783	2,488	3.53%	(983)	(676)	(307)

Total held to maturity securities	116,684	2,031	3.48%	187,000	3,409	3.65%	(1,378)	(1,794)	416

Federal Reserve Bank and Federal Home Loan Bank stock	10,035	240	4.78%	9,218	239	5.19%	1	8	(7)

Commercial loans	215,178	5,659	5.26%	238,460	6,501	5.45%	(842)	(620)	(222)
Residential mortgage loans	2,156,733	51,550	4.79%	1,975,333	52,236	5.30%	(686)	9,504	(10,190)
Home equity lines of credit	333,472	5,606	3.39%	315,644	5,740	3.66%	(134)	681	(815)
Installment loans	4,730	320	13.65%	3,688	291	15.87%	29	129	(100)

Loans, net of unearned income	2,710,113	63,135	4.67%	2,533,125	64,768	5.12%	(1,633)	9,693	(11,326)

Total interest earning assets	4,285,643	74,993	3.51%	4,240,102	78,974	3.73%	(3,981)	7,953	(11,934)

Allowance for loan losses	(48,377)			(49,613)
Cash & non-interest earning assets	149,670			140,522

Total assets	$4,386,936			$4,331,011

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$567,261	162	0.06%	$498,290	156	0.06%	6	6	-
Money market accounts	655,027	1,315	0.40%	634,032	1,693	0.54%	(378)	158	(536)
Savings	1,211,173	1,745	0.29%	1,062,010	2,081	0.39%	(336)	633	(969)
Time deposits	1,104,379	3,703	0.68%	1,353,072	6,648	0.99%	(2,945)	(1,089)	(1,856)

Total interest bearing deposits	3,537,840	6,925	0.39%	3,547,404	10,578	0.60%	(3,653)	(292)	(3,361)
Short-term borrowings	174,001	731	0.85%	149,283	766	1.03%	(35)	244	(279)

Total interest bearing liabilities	3,711,841	7,656	0.42%	3,696,687	11,344	0.62%	(3,688)	(48)	(3,640)

Demand deposits	294,449			270,706
Other liabilities	20,339			18,333
Shareholders' equity	360,307			345,285

Total liabilities and shareholders' equity	$4,386,936			$4,331,011

Net interest income , tax equivalent		67,337			67,630		$(293)	8,001	(8,294)

Net interest spread			3.09%			3.11%

Net interest margin (net interest income to total interest earning assets)			3.15%			3.19%

Tax equivalent adjustment		(192)			(380)

Net interest income		67,145			67,250

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2012 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six-month periods ended June 30, 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2013, the Company had an average balance of federal funds sold and other short-term investments of $529.7 million compared to $489.2 million in the second quarter of 2012.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date: August 6, 2013

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