Form 10-Q
period 2013-09-30
TRUSTCO BANK CORP N Y
filed 2013-11-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2013
$1 Par Value	94,453,970

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest and dividend income:
Interest and fees on loans	$32,166	32,103	95,286	96,805
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	571	1,996	2,014	6,906
State and political subdivisions	127	340	466	1,118
Mortgage-backed securities and collateralized mortgage obligations-residential	2,888	2,003	8,358	4,460
Corporate bonds	223	529	674	1,999
Small Business Administration-guaranteed participation securities	558	43	1,618	43
Mortgage-backed securities and collateralized mortgage obligations-commercial	39	-	106	-
Other securities	5	4	13	14
Total interest and dividends on securities available for sale	4,411	4,915	13,249	14,540

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	-	-	25
Mortgage-backed securities and collateralized mortgage obligations-residential	686	976	2,191	3,464
Corporate bonds	154	385	680	1,281
Total interest on held to maturity securities	840	1,361	2,871	4,770

Federal Reserve Bank and Federal Home Loan Bank stock	121	120	361	359
Interest on federal funds sold and other short-term investments	344	258	916	877
Total interest income	37,882	38,757	112,683	117,351

Interest expense:
Interest on deposits:
Interest-bearing checking	84	79	246	235
Savings	798	870	2,543	2,951
Money market deposit accounts	590	673	1,905	2,366
Time deposits	1,937	2,629	5,640	9,277
Interest on short-term borrowings	370	348	1,101	1,114
Total interest expense	3,779	4,599	11,435	15,943

Net interest income	34,103	34,158	101,248	101,408
Provision for loan losses	1,500	2,900	5,500	9,000
Net interest income after provision for loan losses	32,603	31,258	95,748	92,408

Noninterest income:
Trustco financial services income	1,317	1,145	4,025	3,946
Fees for services to customers	2,903	3,234	8,758	8,904
Net gain on securities transactions	-	666	1,434	1,398
Other	194	172	705	555
Total noninterest income	4,414	5,217	14,922	14,803

Noninterest expenses:
Salaries and employee benefits	7,935	7,587	23,760	22,849
Net occupancy expense	3,911	3,756	11,874	11,368
Equipment expense	1,567	1,316	4,867	4,436
Professional services	1,255	1,657	4,240	4,582
Outsourced services	1,350	1,350	4,050	3,947
Advertising expense	548	935	1,992	2,804
FDIC and other insurance	1,009	983	3,023	2,816
Other real estate expense, net	946	1,210	3,168	2,841
Other	2,167	1,849	7,140	7,184
Total noninterest expenses	20,688	20,643	64,114	62,827

Income before taxes	16,329	15,832	46,556	44,384
Income taxes	6,077	6,079	17,373	16,656

Net income	$10,252	9,753	29,183	27,728

Net income per Common Share:
- Basic	$0.109	0.104	0.310	0.296

- Diluted	$0.109	0.104	0.310	0.296

See accompanying notes to unaudited consolidated interim financial statements.

Index
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$10,252	9,753	$29,183	27,728

Net unrealized holding gain (loss) on securities available for sale	1,461	6,113	(27,793)	13,564
Reclassification adjustments for net gain recognized in income	-	(666)	(1,434)	(1,398)
Tax effect	(583)	(2,172)	11,654	(4,851)

Net unrealized gain (loss) on securities available for sale	878	3,275	(17,573)	7,315

Amortization of net actuarial loss	117	99	350	293
Amortization of prior service credit	(66)	(66)	(197)	(197)
Tax effect	(21)	(14)	(61)	(39)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	30	19	92	57

Other comprehensive income (loss), net of tax	908	3,294	(17,481)	7,372
Comprehensive income	11,160	13,047	11,702	35,100

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS:

Cash and due from banks	45,088	55,789

Federal funds sold and other short term investments	510,561	488,227
Total cash and cash equivalents	555,649	544,016

Securities available for sale	908,446	912,092

Held to maturity securities (fair value 2013 $95,968; 2012 $151,126)	91,278	143,426

Federal Reserve Bank and Federal Home Loan Bank stock	10,500	9,632

Loans, net of deferred fees and costs	2,834,969	2,684,733
Less:
Allowance for loan losses	47,722	47,927
Net loans	2,787,247	2,636,806

Bank premises and equipment, net	34,559	36,239
Other assets	71,728	64,402

Total assets	4,459,407	4,346,613

LIABILITIES:
Deposits:
Demand	314,660	300,544
Interest-bearing checking	591,590	560,064
Savings accounts	1,221,791	1,198,517
Money market deposit accounts	650,688	667,589
Certificates of deposit (in denominations of $100,000 or more)	405,575	352,734
Other time accounts	710,064	724,745
Total deposits	3,894,368	3,804,193

Short-term borrowings	185,226	159,846
Accrued expenses and other liabilities	25,425	23,776

Total liabilities	4,105,019	3,987,815

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized;98,912,423 shares issued at September 30, 2013 and December 31, 2012	98,912	98,912
Surplus	173,408	174,899
Undivided profits	143,015	132,378
Accumulated other comprehensive income (loss), net of tax	(15,923)	1,558
Treasury stock at cost - 4,578,040 and 4,977,179 shares at September 30, 2013 and December 31, 2012, respectively	(45,024)	(48,949)

Total shareholders' equity	354,388	358,798

Total liabilities and shareholders' equity	4,459,407	4,346,613

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2012	$98,912	176,638	119,465	(2,493)	(54,006)	338,516
Net Income	-	-	27,728	-	-	27,728
Change in other comprehensive income, net of tax	-	-	-	7,372	-	7,372
Cash dividend declared, $.1969 per share	-	-	(18,443)	-	-	(18,443)
Sale of treasury stock (386,151 shares)	-	(1,622)	-	-	3,798	2,176
Stock based compensation expense	-	268	-	-	-	268

Ending balance, September 30, 2012	$98,912	175,284	128,750	4,879	(50,208)	357,617

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	29,183	-	-	29,183
Change in other comprehensive income (loss), net of tax	-	-	-	(17,481)	-	(17,481)
Cash dividend declared, $.1969 per share	-	-	(18,546)	-	-	(18,546)
Sale of treasury stock (399,139 shares)	-	(1,737)	-	-	3,925	2,188
Stock based compensation expense	-	246	-	-	-	246

Ending balance, September 30, 2013	$98,912	173,408	143,015	(15,923)	(45,024)	354,388

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$29,183	27,728

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,797	3,776
Loss (gain) on sale of other real estate owned	(87)	577
Writedown of other real estate owned	1,721	809
Provision for loan losses	5,500	9,000
Deferred tax benefit	(360)	(18)
Stock based compensation expense	246	268
Net gain on sale of bank premises and equipment	(16)	(2)
Net gain on sales and calls of securities	(1,434)	(1,398)
Increase in taxes receivable	2,747	1,530
Decrease in interest receivable	52	1,249
Decrease in interest payable	(11)	(295)
Decrease in other assets	6,292	1,680
Increase in accrued expenses and other liabilities	1,634	1,030
Total adjustments	20,081	18,206
Net cash provided by operating activities	49,264	45,934

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	355,678	906,211
Proceeds from calls and maturities of held to maturity securities	52,148	70,640
Purchases of securities available for sale	(389,877)	(1,039,173)
Proceeds from maturities of securities available for sale	10,052	2,416
Purchases of held to maturity securities	-	(10,303)
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(868)	(628)
Net increase in loans	(165,626)	(107,552)
Proceeds from dispositions of other real estate owned	6,929	7,749
Proceeds from dispositions of bank premises and equipment	16	2
Purchases of bank premises and equipment	(5,306)	(4,021)
Net cash used in investing activities	(136,854)	(174,659)

Cash flows from financing activities:

Net increase in deposits	90,175	40,480
Net increase in short-term borrowings	25,380	14,188
Proceeds from sale of treasury stock	2,188	2,176
Dividends paid	(18,520)	(18,418)
Net cash provided by financing activities	99,223	38,426
Net decrease in cash and cash equivalents	11,633	(90,299)
Cash and cash equivalents at beginning of period	544,016	532,943
Cash and cash equivalents at end of period	$555,649	442,644

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$11,446	16,238
Income taxes paid	14,691	15,127
Other non cash items:
Transfer of loans to other real estate owned	9,685	12,561
Transfer of building to other assets	3,189	-
Increase in dividends payable	26	25
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(29,227)	12,166
Change in deferred tax effect on unrealized gain (loss)on securities available for sale	11,654	(4,851)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	153	96
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(61)	(39)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2013, the results of operations for the three months and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2012 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Index
A reconciliation of the component parts of earnings per share for the three months and nine months ended September 30, 2013 and 2012 follows:

(dollars in thousands, except per share data)
	2013	2012
For the quarter ended September 30:
Net income	$10,252	$9,753
Less: Net income allocated to participating securities	11	11
Net income allocated to common shareholders	$10,241	$9,742
Basic EPS:
Distributed earnings allocated to common stock	$6,191	$6,156
Undistributed earnings allocated to common stock	4,050	3,586
Net income allocated to common shareholders	$10,241	$9,742
Weighted average common shares outstanding including participating securities	94,334	93,798
Less: Participating securities	106	106
Weighted average common shares	94,228	93,692

Basic EPS	0.109	0.104

Diluted EPS:

Net income allocated to common shareholders	$10,241	$9,742
Weighted average common shares for basic EPS	94,228	93,692
Effect of Dilutive Securities:
Stock Options	47	7
Weighted average common shares including potential dilutive shares	94,275	93,699

Diluted EPS	0.109	0.104

Index
(dollars in thousands, except per share data)
	2013	2012
For the nine months ended September 30:
Net income	$29,183	$27,728
Less: Net income allocated to participating securities	33	31
Net income allocated to common shareholders	$29,150	$27,697
Basic EPS:
Distributed earnings allocated to common stock	$18,546	$18,443
Undistributed earnings allocated to common stock	10,604	9,254
Net income allocated to common shareholders	$29,150	$27,697
Weighted average common shares outstanding including participating securities	94,202	93,674
Less: Participating securities	106	106
Weighted average common shares	94,096	93,568

Basic EPS	0.310	0.296

Diluted EPS:

Net income allocated to common shareholders	$29,150	$27,697
Weighted average common shares for basic EPS	94,096	93,568
Effect of Dilutive Securities:
Stock Options	19	4
Weighted average common shares including potential dilutive shares	94,115	93,572

Diluted EPS	0.310	0.296

For the three months ended September 30, 2013 and 2012, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.1 million and 2.6 million, respectively.  For the nine months ended September 30, 2013 and 2012, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.5 million and 3.0 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company's common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic expense (benefit) recognized during the three month and nine month periods ended September 30, 2013 and 2012 for its pension and other postretirement benefit plans:

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012

Service cost	$17	11	12	7
Interest cost	318	364	25	26
Expected return on plan assets	(547)	(473)	(122)	(113)
Amortization of net loss (gain)	129	103	(12)	(4)
Amortization of prior service credit	-	-	(66)	(66)
Net periodic expense (benefit)	$(83)	5	(163)	(150)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2013	2012	2013	2012

Service cost	$51	35	38	23
Interest cost	955	1,094	76	77
Expected return on plan assets	(1,642)	(1,421)	(371)	(338)
Amortization of net loss (gain)	387	307	(37)	(14)
Amortization of prior service credit	-	-	(197)	(197)
Net periodic expense (benefit)	$(249)	15	(491)	(449)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2012, that it did not expect to make contributions to its pension and postretirement benefit plans in 2013.  As of September 30, 2013, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

Index
(dollars in thousands)	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$196,033	62	2,481	193,614
State and political subdivisions	10,978	221	-	11,199
Mortgage backed securities and collateralized mortgage obligations - residential	546,879	1,056	13,634	534,301
Corporate bonds	53,127	111	144	53,094
Small Business Administration-guaranteed participation securities	112,719	-	7,856	104,863
Mortgage backed securities and collateralized mortgage obligations - commercial	11,031	-	316	10,715
Other	650	-	-	650
Total debt securities	931,417	1,450	24,431	908,436
Equity securities	10	-	-	10
Total securities available for sale	$931,427	1,450	24,431	908,446

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$262,063	1,055	10	263,108
State and political subdivisions	25,815	642	-	26,457
Mortgage backed securities and collateralized mortgage obligations - residential	515,322	3,982	528	518,776
Corporate bonds	26,312	336	119	26,529
Small Business Administration-guaranteed participation securities	75,674	888	-	76,562
Other	650	-	-	650
Total debt securities	905,836	6,903	657	912,082
Equity securities	10	-	-	10
Total securities available for sale	$905,846	6,903	657	912,092

The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

Index
(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$11,066	11,160
Due in one year through five years	613,821	605,382
Due after five years through ten years	302,411	287,710
Due after ten years	4,119	4,184
	$931,417	908,436
Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	September 30, 2013
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal	Fair	Unreal.	Fair	Unreal
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$177,267	2,481	-	-	177,267	2,481
Mortgage backed securities and collateralized mortgage obligations - residential	463,190	13,634	-	-	463,190	13,634
Corporate bonds	31,705	142	400	2	32,105	144
Small Business Administration-guaranteed participation securities	104,863	7,856	-	-	104,863	7,856
Mortgage backed securities and collateralized mortgage obligations - commercial	10,715	316	-	-	10,715	316

Total	$787,740	24,429	400	2	788,140	24,431

	December 31, 2012
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$15,491	10	-	-	15,491	10
Mortgage backed securities and collateralized mortgage obligations - residential	178,689	528	-	-	178,689	528
Corporate bonds	10,283	119	-	-	10,283	119
Total	$204,463	657	-	-	204,463	657

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and nine months ended September 30, 2013 and 2012 are as follows:

Index
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Proceeds from sales	$-	26,299	$118,560	80,297
Proceeds from calls	31,704	278,165	237,118	825,914
Gross realized gains	-	666	1,514	1,598
Gross realized losses	-	-	80	200

Tax expense recognized on net gains on sales of securities available for sale was approximately $266 thousand for the three months ended September 30, 2012.  There were no sales during the three months ended September 30, 2013.  Tax expense recognized on net gains on sales and calls of securities available for sale were approximately $574 thousand and $559 thousand for the nine months ended September 30, 2013 and 2012 respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$81,337	3,336	51	84,622
Corporate bonds	9,941	1,405	-	11,346
Total held to maturity	$91,278	4,741	51	95,968

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$108,471	5,724	-	114,195
Corporate bonds	34,955	1,976	-	36,931
Total held to maturity	$143,426	7,700	-	151,126

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2013, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$-	-
Due in one year through five years	91,278	95,968
Due in five years through ten years	-	-
	$91,278	95,968

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index
Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	September 30, 2013
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$5,146	51	-	-	5,146	51
Total	$5,146	51	-	-	5,146	51

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

As of September 30, 2013, the Company’s security portfolio consisted of 225 securities, 96 of which were in an unrealized loss position, and are discussed below.

U.S. government-sponsored enterprises

In the case of unrealized losses on U.S. government-sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Index
Mortgage-backed securities and collateralized mortgage obligations - residential

At September 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Corporate bonds

In the case of corporate bonds, the Company exposure is primarily in bonds of firms in the financial sector.  All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity.  The Company actively monitors the firms and the bonds.  The Company has concluded that the decline in fair value is not attributable to credit quality and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Small Business Administration (SBA) - guaranteed participation securities

At September 30, 2013, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

Mortgage-backed securities and collateralized mortgage obligations - commercial

As of September 30, 2013, all of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

As a result of the above analysis, for the nine months ended September 30, 2013, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

(5) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

Index

	September 30, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$166,117	21,353	187,470
Other	25,319	44	25,363
Real estate mortgage - 1 to 4 family:
First mortgages	1,872,434	358,066	2,230,500
Home equity loans	45,417	3,147	48,564
Home equity lines of credit	302,362	34,816	337,178
Installment	5,208	686	5,894
Total loans, net	$2,416,857	418,112	2,834,969
Less: Allowance for loan losses			47,722
Net loans			$2,787,247

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$167,249	18,882	186,131
Other	33,381	65	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	1,814,214	275,764	2,089,978
Home equity loans	35,601	1,089	36,690
Home equity lines of credit	301,338	32,571	333,909
Installment	4,183	396	4,579
Total loans, net	$2,355,966	328,767	2,684,733
Less: Allowance for loan losses			47,927
Net loans			$2,636,806

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2013 and December 31, 2012, the Company had approximately $31.4 million and $37.2 million of real estate construction loans, respectively. As of September 30, 2013, approximately $11.7 million are secured by first mortgages to residential borrowers while approximately $19.7 million were to commercial borrowers for residential construction projects.  Of the $37.2 million in real estate construction loans at December 31, 2012, approximately $16.4 million were secured by first mortgages to residential borrowers and the remaining $20.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company's New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in nonaccrual loans by loan class:

	September 30, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$5,313	-	5,313
Other	123	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	26,270	5,075	31,345
Home equity loans	499	-	499
Home equity lines of credit	3,874	331	4,205
Installment	71	-	71
Total non-accrual loans	36,150	5,406	41,556
Restructured real estate mortgages - 1 to 4 family	170	-	170
Total nonperforming loans	$36,320	5,406	41,726

	December 31, 2012
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$6,511	2,698	9,209
Other	124	-	124
Real estate mortgage - 1 to 4 family:
First mortgages	30,329	7,319	37,648
Home equity loans	694	-	694
Home equity lines of credit	4,263	501	4,764
Installment	6	1	7
Total non-accrual loans	41,927	10,519	52,446
Restructured real estate mortgages - 1 to 4 family	231	-	231
Total nonperforming loans	$42,158	10,519	52,677

As of September 30, 2013 and December 31, 2012, the Company's loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region:

Index
New York and other states:

	September 30, 2013
(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	185	3,939	4,124	161,993	166,117
Other	-	-	123	123	25,196	25,319
Real estate mortgage - 1 to 4 family:
First mortgages	6,607	2,009	18,636	27,252	1,845,182	1,872,434
Home equity loans	347	68	349	764	44,653	45,417
Home equity lines of credit	387	363	2,404	3,154	299,208	302,362
Installment	50	27	53	130	5,078	5,208

Total	$7,391	2,652	25,504	35,547	2,381,310	2,416,857

Florida:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	21,353	21,353
Other	-	-	-	-	44	44
Real estate mortgage - 1 to 4 family:
First mortgages	1,692	78	3,580	5,350	352,716	358,066
Home equity loans	-	-	-	-	3,147	3,147
Home equity lines of credit	125	25	242	392	34,424	34,816
Installment	9	-	-	9	677	686

Total	$1,826	103	3,822	5,751	412,361	418,112

Total:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	185	3,939	4,124	183,346	187,470
Other	-	-	123	123	25,240	25,363
Real estate mortgage - 1 to 4 family:
First mortgages	8,299	2,087	22,216	32,602	2,197,898	2,230,500
Home equity loans	347	68	349	764	47,800	48,564
Home equity lines of credit	512	388	2,646	3,546	333,632	337,178
Installment	59	27	53	139	5,755	5,894

Total	$9,217	2,755	29,326	41,298	2,793,671	2,834,969

Index
New York and other states:

	December 31, 2012
(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	3,225	3,225	164,024	167,249
Other	-	-	4	4	33,377	33,381
Real estate mortgage - 1 to 4 family:
First mortgages	6,364	2,248	21,341	29,953	1,784,261	1,814,214
Home equity loans	177	216	464	857	34,744	35,601
Home equity lines of credit	604	350	3,044	3,998	297,340	301,338
Installment	40	27	-	67	4,116	4,183

Total	$7,185	2,841	28,078	38,104	2,317,862	2,355,966

Florida:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	2,698	2,698	16,184	18,882
Other	-	-	-	-	65	65
Real estate mortgage - 1 to 4 family:
First mortgages	862	452	5,390	6,704	269,060	275,764
Home equity loans	-	-	-	-	1,089	1,089
Home equity lines of credit	59	29	442	530	32,041	32,571
Installment	9	-	1	10	386	396

Total	$930	481	8,531	9,942	318,825	328,767

Total:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	5,923	5,923	180,208	186,131
Other	-	-	4	4	33,442	33,446
Real estate mortgage - 1 to 4 family:
First mortgages	7,226	2,700	26,731	36,657	2,053,321	2,089,978
Home equity loans	177	216	464	857	35,833	36,690
Home equity lines of credit	663	379	3,486	4,528	329,381	333,909
Installment	49	27	1	77	4,502	4,579

Total	$8,115	3,322	36,609	48,046	2,636,687	2,684,733

Index
At September 30, 2013 and December 31, 2012, there were no loans that are 90 days past due and still accruing interest. As a result, nonaccrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed in non-accruing status for reasons other than delinquent status.  There are no commitments to extend further credit on nonaccrual or restructured loans.

Transactions in the allowance for loan losses are summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,719	43,766	104	47,589
Loans charged off:
New York and other states*	585	1,638	30	2,253
Florida	-	234	3	237
Total loan chargeoffs	585	1,872	33	2,490

Recoveries of loans previously charged off:
New York and other states*	-	423	5	428
Florida	502	193	-	695
Total recoveries	502	616	5	1,123
Net loans charged off	83	1,256	28	1,367
Provision for loan losses	228	1,240	32	1,500
Balance at end of period	$3,864	43,750	108	47,722

(dollars in thousands)	For the three months ended September 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,792	44,147	79	48,018
Loans charged off:
New York and other states*	34	2,197	17	2,248
Florida	736	747	1	1,484
Total loan chargeoffs	770	2,944	18	3,732

Recoveries of loans previously charged off:
New York and other states*	25	40	10	75
Florida	-	103	-	103
Total recoveries	25	143	10	178
Net loans charged off	745	2,801	8	3,554
Provision for loan losses	813	2,080	7	2,900
Balance at end of period	$3,860	43,426	78	47,364

Index
(dollars in thousands)	For the nine months ended September 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states*	884	5,283	65	6,232
Florida	100	801	3	904
Total loan chargeoffs	984	6,084	68	7,136

Recoveries of loans previously charged off:
New York and other states*	2	620	12	634
Florida	504	293	-	797
Total recoveries	506	913	12	1,431
Net loans charged off	478	5,171	56	5,705
Provision for loan losses	571	4,852	77	5,500
Balance at end of period	$3,864	43,750	108	47,722

(dollars in thousands)	For the nine months ended September 30, 2012
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,479	98	48,717
Loans charged off:
New York and other states*	1,073	5,410	47	6,530
Florida	1,192	3,096	1	4,289
Total loan chargeoffs	2,265	8,506	48	10,819

Recoveries of loans previously charged off:
New York and other states*	30	273	41	344
Florida	8	114	-	122
Total recoveries	38	387	41	466
Net loans charged off	2,227	8,119	7	10,353
Provision for loan losses	1,947	7,066	(13)	9,000
Balance at end of period	$3,860	43,426	78	47,364

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method:
	September 30, 2013
		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,864	43,750	108	47,722

Total ending allowance balance	$3,864	43,750	108	47,722

Loans:
Individually evaluated for impairment	$5,436	20,613	-	26,049
Collectively evaluated for impairment	207,397	2,595,629	5,894	2,808,920

Total ending loans balance	$212,833	2,616,242	5,894	2,834,969

	December 31, 2012
		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,771	44,069	87	47,927

Total ending allowance balance	$3,771	44,069	87	47,927

Loans:
Individually evaluated for impairment	$9,333	16,740	-	26,073
Collectively evaluated for impairment	210,244	2,443,837	4,579	2,658,660

Total ending loans balance	$219,577	2,460,577	4,579	2,684,733

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2013 and December 31, 2012 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class:

New York and other states:

	September 30, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,313	6,825	-	5,756
Other	123	123	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	15,548	16,779	-	13,455
Home equity loans	634	753	-	539
Home equity lines of credit	2,520	2,828	-	1,861

Total	$24,138	27,308	-	21,734

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,818	2,320	-	1,205
Home equity loans	-	-	-	-
Home equity lines of credit	93	183	-	39

Total	$1,911	2,503	-	1,244

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,313	6,825	-	5,756
Other	123	123	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	17,366	19,099	-	14,660
Home equity loans	634	753	-	539
Home equity lines of credit	2,613	3,011	-	1,900

Total	$26,049	29,811	-	22,978

Index
New York and other states:

	December 31, 2012
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,511	7,169	-	5,615
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	12,964	14,143	-	6,075
Home equity loans	623	664	-	260
Home equity lines of credit	1,633	1,735	-	458

Total	$21,855	23,835	-	12,515

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,698	3,890	-	5,871
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,472	2,665	-	948
Home equity lines of credit	48	176	-	24

Total	$4,218	6,731	-	6,843

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$9,209	11,059	-	11,486
Other	124	124	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	14,436	16,808	-	7,023
Home equity loans	623	664	-	260
Home equity lines of credit	1,681	1,911	-	482

Total	$26,073	30,566	-	19,358

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material for both the three months and nine months ended September 30, 2013 and 2012.

Management evaluates impairment on commercial and commercial real estate loans that are on nonaccrual status as well as in situations where circumstances dictate that an evaluation is prudent. If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time. As a result, as of September 30, 2013 and December 31, 2012, based upon management's evaluation of the adequacy of the underlying collateral, if any, and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to impaired loan(s), including TDR’s.

During the three months ended September 30, 2013 and 2012, there were $258 thousand and $1.1 million of chargeoffs on loans identified as TDR's.  For the nine months ended September 30, 2013 and 2012, there were $499 thousand and $1.4 million of chargeoffs on loans identified as TDR's.

The following table presents modified loans by class that were determined to be TDR’s that occurred during the three months and twelve months ended September 30, 2013 and 2012:

	During the three months ended 9/30/2013			During the three months ended 9/30/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	2	$166	166
Real estate mortgage - 1 to 4 family:
First mortgages	14	1,461	1,461	73	8,807	8,807
Home equity loans	1	9	9	14	485	485
Home equity lines of credit	7	787	787	27	1,475	1,475

Total	22	$2,257	2,257	116	$10,933	10,933

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	536	536	8	878	878
Home equity lines of credit	1	63	63	2	50	50

Total	5	$599	599	10	$928	928

Index
	During the twelve months ended 9/30/2013			During the twelve months ended 9/30/2012
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	2	$166	166
Real estate mortgage - 1 to 4 family:
First mortgages	47	5,579	5,579	94	11,845	11,845
Home equity loans	9	166	166	17	605	605
Home equity lines of credit	15	1,062	1,062	28	1,581	1,581

Total	71	$6,807	6,807	141	$14,197	14,197

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	1,121	1,121	12	1,306	1,306
Home equity lines of credit	2	93	93	2	50	50
Total
	9	$1,214	1,214	14	$1,356	1,356

The following table presents loans by class modified as TDR’s that occurred during the twelve months ended September 30, 2013 and 2012 for which there was a payment default during the same period:

	Twelve months ended 9/30/2013		Twelve months ended 9/30/2012
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	6	589	24	3,042
Home equity loans	1	44	3	96
Home equity lines of credit	3	94	2	136

Total	10	$727	29	$3,274

Florida:

	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	1	138	7	719
Home equity lines of credit	-	-	1	47

Total	1	$138	8	$766

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Index
	September 30, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$157,353	8,764	166,117
Other	25,006	313	25,319

	$182,359	9,077	191,436
Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$20,223	1,130	21,353
Other	44	-	44

	$20,267	1,130	21,397

	December 31, 2012
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$155,981	11,268	167,249
Other	33,067	314	33,381

	$189,048	11,582	200,630
Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,454	6,428	18,882
Other	65	-	65

	$12,519	6,428	18,947

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank's collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2013 and December 31, 2012 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2013 and December 31, 2012 is presented in the recorded investment in nonaccrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$193,614	-	193,614	-
State and political subdivisions	11,199	-	11,199	-
Mortgage-backed securities and collateralized mortgage obligations - residential	534,301	-	534,301	-
Corporate bonds	53,094	-	53,094	-
Small Business Administration-guaranteed participation securities	104,863	-	104,863	-
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,715	-	10,715	-
Other securities	660	10	650	-

Total securities available-for-sale	$908,446	10	908,436	-

	Fair Value Measurements at
	December 31, 2012 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for sale:
U.S. government-sponsored enterprises	$263,108	-	263,108	-
State and political subdivisions	26,457	-	26,457	-
Mortgage-backed securities and collateralized mortgage obligations - residential	518,776	-	518,776	-
Corporate bonds	26,529	-	26,529	-
Small Business Administration-guaranteed participation securities	76,562	-	76,562
Other securities	660	10	650	-
Total securities available-for-sale	$912,092	10	912,082	-

There were no transfers between Level 1 and Level 2 in 2013 and 2012.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Other real estate owned	$9,827	-	-	9,827
Impaired Loans:
Commercial real estate	2,324	-	-	2,324
Real estate mortgage - 1 to 4 family:
First mortgages	998	-	-	998
Home Equity Loans	26	-	-	26
Home Equity Lines of Credit	663	-	-	663

Other real estate owned, which is carried at fair value less costs to sell, approximates $9.8 million at September 30, 2013 and consisted of $6.7 million of commercial real estate and $3.1 million of residential real estate properties. Valuation charges of $624 thousand and $1.7 million are included in earnings for the three months and nine months ended September 30, 2013, respectively.

Of the total impaired loans of $26.0 million at September 30, 2013, $4.0 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2013. Gross charge-offs related to commercial impaired loans were $584 thousand and $854 thousand for the three months and nine months ended September 30, 2013, respectively, while gross residential impaired loan charge-offs amounted to $258 thousand and $331 thousand for the three months and nine months ended September 30, 2013, respectively.

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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and December 31, 2012 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2013 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$555,649	555,649		-		-		555,649
Securities available for sale	908,446	10		908,436		-		908,446
Held to maturity securities	91,278	-		95,968		-		95,968
Federal Reserve Bank and Federal
Home Loan Bank stock	10,500	N/	A	N/	A	N/	A	N/	A
Net loans	2,787,247	-		-		2,804,692		2,804,692
Accrued interest receivable	11,700	-		3,803		7,897		11,700
Financial liabilities:
Demand deposits	314,660	314,660		-		-		314,660
Interest bearing deposits	3,579,708	2,464,069		1,115,814		-		3,579,883
Short-term borrowings	185,226	-		185,226		-		185,226
Accrued interest payable	438	96		342		-		438

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2012 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$544,016	544,016		-		-		544,016
Securities available for sale	912,092	10		912,082		-		912,092
Held to maturity securities	143,426	-		151,126		-		151,126
Federal Reserve Bank and Federal
Home Loan Bank stock	9,632	N/	A	N/	A	N/	A	N/	A
Net loans	2,636,806	-		-		2,771,705		2,771,705
Accrued interest receivable	11,752	-		4,114		7,638		11,752
Financial liabilities:
Demand deposits	300,544	300,544		-		-		300,544
Interest bearing deposits	3,503,649	2,426,170		1,079,663		-		3,505,833
Short-term borrowings	159,846	-		159,846		-		159,846
Accrued interest payable	449	103		346		-		449

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

Index
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

(7) Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	For the three months ended 9/30/13
	Balance at 6/30/2013	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/13	Balance at 9/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	(14,696)	878	-	878	(13,818)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,135)	-	30	30	(2,105)

Accumulated other comprehensive income (loss), net of tax	(16,831)	878	30	908	(15,923)

	For the three months ended 9/30/12
	Balance at 6/30/2012	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/12	Balance at 9/30/2012

Net unrealized holding gain (loss) on securities available for sale, net of tax	$3,022	3,675	(400)	3,275	6,297
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,437)	-	19	19	(1,418)

Accumulated other comprehensive income (loss), net of tax	$1,585	3,675	(381)	3,294	4,879

Index
	For the nine months ended 9/30/13
	Balance at 12/31/2012	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Nine months ended 9/30/13	Balance at 9/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	3,755	(16,713)	(860)	(17,573)	(13,818)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	92	92	(2,105)

Accumulated other comprehensive income (loss), net of tax	1,558	(16,713)	(768)	(17,481)	(15,923)

	For the nine months ended 9/30/12
	Balance at 12/31/2011	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Nine months ended 9/30/12	Balance at 9/30/2012

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,018)	8,154	(839)	7,315	6,297
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,475)	-	57	57	(1,418)

Accumulated other comprehensive income (loss), net of tax	$(2,493)	8,154	(782)	7,372	4,879

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	-	666	1,434	1,398
Income tax expense	-	(266)	(574)	(559)
Net of tax	-	400	860	839

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	(117)	(99)	(350)	(293)
Amortization of prior service credit	66	66	197	197
Income tax benefit	21	14	61	39
Net of tax	(30)	(19)	(92)	(57)

Total reclassifications, net of tax	(30)	381	768	782

(8) Building Held for Sale

During July 2013, Trustco entered into an agreement to sell a building that was to be used as the regional operations center in Florida to a third party purchaser for approximately $5.0 million.  As of September 30, 2013, the carrying value of the building was approximately $3.2 million and the building was held for sale and included in Other Assets in the Consolidated Statement of Financial Condition.  This transaction is expected to close in the fourth quarter of 2013 and the Company expects to recognize a gain of approximately $1.8 million from the sale of the building.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company's management.

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
November 1, 2013

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2012, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	Credit risk,

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations,

•	Competition,

•	The effect of changes in financial services laws and regulations (including the newly adopted Basel III regulatory capital rules and/or other laws concerning taxation, banking and securities),

•	Real estate and collateral values,

•	Changes in accounting policies and practices as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board,

•	Changes in local market areas and general business and economic trends, and

•	The matters described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our subsequent securities filings.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index
Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and nine-month periods ended September 30, 2013 and 2012.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and nine-month periods ended September 30, 2013, with comparisons to the corresponding periods in 2012 as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2012 Annual Report to Shareholders should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets exhibited somewhat lessened volatility during the third quarter of 2013 as compared to the second quarter.  For the third quarter, the S&P 500 Index was up 4.7% and the Dow Jones Industrial Average was up 1.5%, however neither moved in a consistent trend during the period, with both at significantly higher and lower levels over the time frame.  Credit markets showed significant volatility during the quarter, although not as severe as in the second quarter.  The volatility occurred during the quarter, but ending rate levels were relatively close to beginning levels.  Measured at quarter-end, rates were roughly flat out to the five year point on the curve, while the 10 year Treasury at the end of the quarter was at 2.64% compared to 2.50% at the beginning of the quarter.  This shift towards a slightly steeper yield curve is a positive for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of these movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the third quarter.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, narrowed relative to the Treasury curve during the third quarter, reversing the shift that occurred during the second quarter.  This narrowing of the spread versus Treasury securities effectively offset the increase in longer term Treasury yields in some cases.  The changes in rates and spreads during the quarter were due to a number of factors, however uncertainty about the direction that the Federal Reserve Board would take in regard to the extraordinary accommodations that have influenced markets in recent years, and further uncertainty regarding the Federal debt limit and related issues were key factors.

Index

		3 Month	2 Year	5 Year	10 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)

Q1/12	Beginning of Q1/12	0.02	0.27	0.89	1.97
	Peak	0.12	0.41	1.22	2.39
	Trough	0.01	0.21	0.71	1.83
	End of Q1/12	0.07	0.33	1.04	2.23

Q4/12	Beginning of Q4/12	0.09	0.25	0.62	1.64
	Peak	0.14	0.32	0.82	1.86
	Trough	0.01	0.23	0.60	1.58
	End of Q4/12	0.05	0.25	0.72	1.78

Q1/13	Beginning of Q1/13	0.08	0.27	0.76	1.86
	Peak	0.14	0.30	0.92	2.07
	Trough	0.06	0.23	0.75	1.84
	End of Q1/13	0.07	0.25	0.77	1.87

Q2/13	Beginning of Q2/13	0.08	0.23	0.76	1.86
	Peak	0.08	0.43	1.49	2.60
	Trough	0.03	0.20	0.65	1.66
	End of Q2/13	0.04	0.36	1.41	2.52

Q3/13	Beginning of Q3/13	0.04	0.34	1.39	2.50
	Peak	0.06	0.52	1.85	2.98
	Trough	-	0.30	1.31	2.48
	End of Q3/13	0.02	0.33	1.39	2.64

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  While there have been some encouraging economic reports, the level of persistent strength needed to significantly change the overall condition of the economy has not materialized.  There has been some improvement in recent quarters, including gains in home values in some areas, but the housing market remains soft in other areas and job creation, while improved, has continued to lag.  Government budget deficits and debt levels in the United States remain a concern, and sovereign fiscal issues in a number of European nations, as well as slowing economies in both Europe and China continue to contribute to global economic issues.

The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  As noted, uncertainty regarding the eventual need for the FRB to move away from its quantitative easing (“QE”) programs and other easy money policies and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets, and concerns on that front were significantly to blame for the sharp rise in rates during the second quarter.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, if any of those programs are to be unwound at all.

Index
The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations, as stipulated in the new rules, on paying dividends, engaging in share repurchases, and paying discretionary bonuses if our capital level falls below the buffer amount.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares, if we were to be unable to comply with such requirements.  Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company's current balance sheet composition and capital levels, management believes that the Company will be in compliance with the new requirements.

TrustCo believes that its long-term focus on traditional banking services has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans relative to historical levels, although NPLs have declined over recent quarters and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at September 30, 2013, should general housing prices and other economic measures, such as unemployment, in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments) as well as the low risk types of securities typically invested in by the Company.  As noted, during the quarter, the level of interest rates was relatively volatile, but ending rates were roughly even with beginning rates out through the five year spot on the curve.  The 10 year Treasury did move up 14 basis points over the period, modestly increasing the slope of the yield curve.  The average slope of the curve (measured by the 10 year Treasury versus the 2 year Treasury) increased from 1.72% in the second quarter to 2.34% in the third quarter of 2013.  As noted, a steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, future changes in the FRB’s quantitative easing and related programs or gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Index
Overview

TrustCo recorded net income of $10.3 million, or $0.109 of diluted earnings per share for the three months ended September 30, 2013, as compared to net income of $9.8 million or $0.104 of diluted earnings per share in the same period in 2012.

For the first nine months of 2013, TrustCo recorded net income of $29.2 million, or $0.310 of diluted earnings per share, as compared to net income of $27.7 million or $0.296 of diluted earnings per share in the same period in 2012.

The primary factors accounting for the change in net income for three and nine-month periods ended September 30, 2013 as compared to the prior year were:

•	An increase in the average balance of interest earning assets of $99.9 million to $4.38 billion for the third quarter of 2013 compared to the same period in 2012. For the nine-months ended September 30, 2013, the average balance of interest earning assets increased $63.9 million compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $60.1 million to $3.77 billion for the third quarter of 2013 as compared to 2012 and $30.3 million for the first nine months.

•	A decrease in taxable equivalent net interest margin for the third quarter of 2013 to 3.12% from 3.21% in the prior year period. The decline in the margin was only partially offset by the beneficial impact of the increase in average earning assets, resulting in a decrease of $141 thousand in taxable equivalent net interest income in the third quarter of 2013 compared to the third quarter of 2012. For the nine-month period, the margin declined to 3.14% from 3.20%.

•	A decrease in the provision for loan losses to $1.5 million in the third quarter of 2013 from $2.9 million in the third quarter of 2012. For the nine-month period, the provision for loan losses declined by $3.5 million.

•	A decrease of $666 thousand in net gains on securities transactions for the third quarter of 2013 as compared to same period in 2012. Securities gains increased by $36 thousand for the first nine months of 2013 compared to the prior period.

•	A decrease of $137 thousand in noninterest income, excluding securities gains, for the third quarter of 2013 as compared to 2012 and an increase of $83 thousand for the first nine months of 2013 versus the prior year period.

•	An increase of $309 thousand in noninterest expense, excluding other real estate (ORE) expense, for the third quarter of 2013 as compared to 2012 and an increase of $960 thousand for the first nine months of 2013 versus the prior year period.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these is dynamic and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders for the year ended December 31, 2012 is a description of the effect interest rates had on the results for the year 2012 compared to 2011.  Many of the same market factors discussed in the 2012 Annual Report continued to have a significant impact on the third quarter results for 2013.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations and rates paid on deposits and charged on loans.  In the experience of management, the absolute level of interest rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future, contributing to the interest rate volatility noted earlier.

Traditionally interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on deposits continued to decline in the third quarter of 2013 relative to the prior year period, but was unchanged as compared to the second quarter of 2013.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates has a significant influence on the rates for new residential real estate loans. The Federal Reserve Board has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released September 18, 2013) this includes the purchase of agency mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month, as well as the reinvestment of principal payments from its holdings.  Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Alternatively, the FRB could ratchet down purchases gradually and gradually stop reinvesting principal payments.  This approach would likely be less disruptive to markets in an immediate sense, but would take a relatively long time to complete.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
The principal loan products for TrustCo are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield rose during the third quarter, although the yield remains at relative modest levels as compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter.  As noted, deposit costs declined over the third quarter of 2013 compared to the prior year, but were flat with the second quarter of 2013.

While TrustCo has been affected by aspects of the overall changes in financial markets, it has not been affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the third quarter of 2013, the net interest margin was 3.12%, down 9 basis points versus the prior year quarter.  The quarterly results reflect the following significant factors:

•	The average balance of federal funds sold and other short-term investments increased by $134.4 million while the average yield was flat at 25 basis points. The increase in the average balance reflects the full quarter impact of the sale of some securities available-for-sale during the second quarter of 2013, as well as a decision to temporarily limit purchases of additional securities given the relative attractiveness of loans versus securities.

•	The average balance of securities available for sale decreased by $181.1 million while the average yield increased to 1.94% for the third quarter of 2013 compared to 1.84% for the same period in 2012. The average balance of held-to-maturity securities decreased by $68.0 million and the average yield increased to 3.52% for the third quarter of 2013 compared to 3.33% for the same period in 2012.

•	The average loan portfolio grew by $213.7 million to $2.80 billion and the average yield decreased 37 basis points to 4.59% in the third quarter of 2013 compared to the same period in 2012. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $60.1 million and the average rate paid decreased 9 basis points to 0.40% in the third quarter of 2013 compared to the same period in 2012. The decline in the rates paid on interest bearing liabilities reflects the Bank’s decision to lower rates offered in response to market interest rates and changes in competitive conditions.

During the third quarter of 2013, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $4.28 billion in the third quarter of 2012 to $4.38 billion in the same period of 2013 with an average yield of 3.64% in 2012 and 3.46% in 2013.  Interest income on average earning assets declined from $38.9 million in the third quarter of 2012 to $38.0 million in the third quarter of 2013, on a tax equivalent basis, as the increase in average earning assets only partly offset the decline in average yield.

Loans
The average balance of loans was $2.80 billion in the third quarter of 2013 and $2.59 billion in the comparable period in 2012.  The yield on loans decreased 37 basis points to 4.59%.  The higher average balances more than offset the lower yield, leading to a slight increase in the interest income on loans from $32.1 million in the third quarter of 2012 to $31.2 million in the third quarter of 2013.

Compared to the third quarter of 2012, the average balance of the loan portfolio during the third quarter of 2013 increased in the residential mortgage, home equity and installment loan categories, but declined in the commercial loan category.  The average balance of residential mortgage loans was $2.25 billion in 2013 compared to $2.03 billion in 2012, an increase of 10.5%.  The average yield on residential mortgage loans decreased by 43 basis points to 4.69% in the third quarter of 2013 compared to 2012.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $15.0 million to an average balance of $213.5 million in the third quarter of 2013 compared to the prior year.  The average yield on this portfolio decreased 14 basis points to 5.22% over the same period.

The average yield on home equity credit lines declined 17 basis points to 3.42% during the third quarter of 2013 compared to 3.59% in the year earlier period.  The average balances of home equity lines increased 4.0% to $335.4 million in the third quarter of 2013 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the third quarter of 2013 was $921.6 million compared to $1.10 billion for the comparable period in 2012.  The decreased balances reflect both the sale of securities during the second quarter of 2013, routine paydowns and limited new investment purchases.  The average yield was 1.94% for the third quarter of 2013 and 1.84% for the third quarter of 2012.  The improvement in yield reflects that the reinvestment of funds from the sales, calls and maturities of securities into new securities was at higher market yields, as well as the impact of slowing prepayment rates on mortgage-backed securities.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency issued residential mortgage-backed securities, agency issued commercial mortgage-backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income, net of tax.

The net unrealized loss in the available-for-sale securities portfolio was $23.0 million as of September 30, 2013 compared to a net unrealized loss of $24.4 million as of June 30, 2013.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $95.3 million for the third quarter of 2013 compared to $163.3 million in the third quarter of 2012.  The decrease in balances reflects the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.52% for the 2013 period compared to 3.33% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2013, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short-term Investments
The 2013 third quarter average balance of federal funds sold and other short-term investments was $551.4 million, a $134.4 million increase from the $417.0 million average for the same period in 2012.  The yield was flat at 0.25%.  Interest income from this portfolio increased $86 thousand from $258 thousand in 2012 to $344 thousand in 2013, reflecting the average balance increase and flat yield.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings and certificates of deposit) increased $28.2 million to $3.59 billion for the third quarter of 2013 versus the prior year, and the average rate paid decreased from 0.48% for 2012 to 0.38% for 2013.  Total interest expense on these deposits decreased $842 thousand to $3.4 million in the third quarter of 2013 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits, partly  offset by a decline in certificates of deposit.  The decline in certificates was due to both the low rate environment leading more consumers to hold funds in money market, savings and demand accounts as well as a decision by management to adjust pricing to encourage such a shift and let more volatile certificate balances roll off.  From the third quarter of 2012 to the third quarter of 2013, interest bearing demand account average balances were up 11.5%, money market account average balances were down 2.9% and savings account average balances were up 7.1%, while non-interest demand average balances were up 6.9%.  Average balances in certificates of deposits declined 7.8% over the same time frame, but still constitute 28.8% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At September 30, 2013, the maturity of total time deposits is as follows:

(dollars in thousands)
Under 1 year	$954,351
1 to 2 years	87,741
2 to 3 years	64,859
3 to 4 years	3,537
4 to 5 years	5,029
Over 5 years	122
$1,115,639

Index
Average short-term borrowings for the quarter were $183.4 million in 2013 compared to $151.5 million in 2012.  The average rate decreased during this time period from 0.91% in 2012 to 0.80% in 2013.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income decreased by $141 thousand to $34.2 million in the third quarter of 2013 as compared to the same period in 2012.  The net interest spread was down 9 basis points to 3.06% in the third quarter of 2013 as compared to the year ago period. As previously noted, the net interest margin was down 9 basis points to 3.12% for the third quarter of 2013 as compared to the same period in 2012.

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

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and TDRs.  The following describes the nonperforming assets of TrustCo as of September 30, 2013:

Nonperforming loans: Total NPLs were $41.7 million at September 30, 2013, compared to $49.9 million at September 30, 2012 and $43.4 million at June 30, 2013.  There were $41.6 million of nonaccrual loans at September 30, 2013 compared to $49.7 million at September 30, 2012 and $43.3 million at June 30, 2013.  There were no loans at September 30, 2013 and 2012,  that were past due 90 days or more and still accruing interest.

At September 30, 2013, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $41.7 million, $36.2 million were residential real estate loans and $5.4 million were commercial mortgages and commercial loans, compared to $36.9 million and $6.5 million, respectively at June 30, 2013.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been strong with net charge-offs of 0.19% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2013 (annualized), compared to 0.48% for the third quarter of 2012 and 0.32% in the second quarter of 2013.  These levels still remain somewhat elevated compared to historical levels, reflecting current economic conditions.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2013, 85.3% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 14.7% were in Florida.  Those figures compare to 85.9% and 14.1%, respectively at June 30, 2013.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.9% and 5.1%, respectively, as of September 30, 2013.  The Florida and New York levels of commercial loans as a percent of total loans within each geography were down slightly down compared to June 30, 2013 numbers of 8.2% in New York and 5.5% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs) have generally been more heavily weighted towards Florida in recent years.  However, as of September 30, 2013, NPLs were roughly in line with regional outstandings, as 13.0% of nonperforming loans were to Florida borrowers, compared to 87.0% in New York and surrounding areas.  The level of Florida based nonperforming loans had been 20.0% as of December 31, 2012.  For the three months ended September 30, 2013, Florida experienced net recoveries of $458 thousand, compared to net charge-offs of $1.8 million for New York and surrounding areas.  The net recoveries in Florida during the third quarter are not indicative of a longer term trend, and were primarily due to a recovery on one previously charged down commercial property.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2013, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $5.4 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2013, compared to $6.5 million at June 30, 2013.  There were $20.6 million of impaired retail loans at September 30, 2013, compared to $18.9 million at June 30, 2013.  The average balances of all impaired loans were $23.0 million during 2013 and $19.4 million for the full year 2012.  The increase in the average balance in 2013 versus 2012 is due to the adoption of OCC guidance on Chapter 7 bankruptcy loans in the third quarter of 2012.

Index
At September 30, 2013 there was $9.8 million of foreclosed real estate as compared to $10.3 million at June 30, 2013.

During the third quarter of 2013, there were $585 thousand of gross commercial loan charge offs and $1.9 million of gross residential mortgage and consumer loan charge-offs as compared with $770 thousand of gross commercial loan charge-offs and $3.0 million of residential mortgage and consumer loan charge-offs in the third quarter of 2012.  Gross recoveries during the third quarter of 2013 were $502 thousand for commercial loans and $621 thousand for residential mortgage and consumer loans, compared to $25 thousand for commercial loans and $153 thousand for residential and consumer in the third quarter of 2012.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	September 30, 2013		December 31, 2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,532	6.81%	$3,399	7.40%
Real estate - construction	534	1.11%	667	1.39%
Real estate mortgage - 1 to 4 family	36,969	79.98%	36,789	78.60%
Home equity lines of credit	6,579	11.89%	6,985	12.44%
Installment Loans	108	0.21%	87	0.17%
	$47,722	100.00%	$47,927	100.00%

At September 30, 2013, the allowance for loan losses was $47.7 million, compared to the June 30, 2013 balance of $47.6 million and $47.9 million at December 31, 2012.  The allowance represents 1.68% of the loan portfolio as of September 30, 2013 compared to 1.72% at June 30, 2013 and 1.79% at December 31, 2012.

The provision for loan losses was $1.5 million for the quarter ended September 30, 2013 compared to $2.9 million for the third quarter of 2012.  Net charge-offs for the three-month period ended September 30, 2013 were $1.4 million, compared to $3.6 million in the year earlier period.  The decrease in the provision for loan losses in 2013, as compared to net charge-offs, was primarily related to declining NPLs and charge-offs and generally improving conditions in Florida, where loss severity was particularly high in recent years.

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

Using this model, the fair value of capital projections as of September 30, 2013 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2013. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
As of September 30, 2013	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	13.43%
+300 BP	14.90
+200 BP	16.28
+100 BP	17.44
Current rates	18.24
-100 BP	17.09

Noninterest Income
Total noninterest income for the third quarter of 2013 was $4.4 million, compared to $5.2 million in the prior year period.  Excluding net securities transactions, non-interest income decreased $137 thousand in the third quarter of 2013 to $4.4 million, compared to the third quarter of 2012.  Net gains on securities transactions were $666 thousand in the third quarter of 2012, while no gains were recorded in the third quarter of 2013.

Trustco Financial Services income increased $172 thousand to $1.3 million for the third quarter of 2013 compared to the third quarter of 2012. This increase was partly due to a change from cash to accrual basis accounting for trust revenues during the fourth quarter of 2012.  Assets under management were $789 million at September 30, 2013 compared to $825 million at December 31, 2012 and $773 million at June 30, 2013.  The decrease in assets as compared to December 31, 2012 was due to a single large account that was moved as the customer consolidated assets at one non-local provider.

The total of fees for other services to customers plus other income was $3.1 million in the third quarter of 2013, down $309 thousand compared to the same period in 2012.

Noninterest Expenses
Total noninterest expenses were $20.7 million for the three months ended September 30, 2013, compared to $20.6 million for the three months ended September 30, 2012.  The roughly flat level of expenses reflects significant decreases in some areas, offset by increases in others.   Increases in salaries and benefits (up $348 thousand), equipment expenses (up $251 thousand), net occupancy expenses (up $155 thousand) and other expenses (up $318 thousand) were roughly offset by a $402 thousand decrease in professional expenses, a $387 thousand decrease in advertising costs and a $264 thousand decrease in ORE costs.  Full time equivalent headcount was 708 as of September 30, 2013, compared to 760 as of September 30, 2012.  During 2013 the Company implemented changes in its branch staffing model that emphasizes the use of part time employees to meet peak demand without overstaffing during periods of lower demand.  Offsetting the cost savings from staffing level changes was an increase in employee benefit costs.

Income Taxes
In the third quarter of 2013, TrustCo recognized income tax expense of $6.1 million, the same as for the third quarter of 2012.  The effective tax rates were 37.2% and 38.4% for the third quarters of 2013 and 2012, respectively. The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Total shareholders’ equity at September 30, 2013 was $354.4 million, compared to $357.6 million at September 30, 2012. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2013.  This results in a dividend payout ratio of 60.4% based on third quarter 2013 earnings per share of $0.109.

The Company and the Bank achieved the following capital ratios as of September 30, 2013 and 2012:

Trustco Bank

(dollars in thousands)	As of September 30,		Well	Adequately
	2013	2012	Capitalized*	Capitalized*

Tier 1 leverage capital	8.06%	8.00%	5.00%	4.00%
Tier 1 risk-based capital	16.25	16.16	6.00	4.00
Total risk-based capital	17.51	17.42	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

(dollars in thousands)	As of September 30,
	2013	2012

Tier 1 leverage capital	8.26%	8.17%
Tier 1 risk-based capital	16.62	16.45
Total risk-based capital	17.89	17.71

In addition, at September 30, 2013, the consolidated equity to total assets ratio was 7.95%, compared to 8.28% at September 30, 2012.  As a savings and loan holding company, TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in July 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of September 30, 2013 and 2012 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.  Such capital amounts and ratios are not necessarily comparable to the amounts and ratios TrustCo will report when it becomes subject to regulatory capital requirements.

Index
As discussed previously, in July 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules described above:

	Current Rules		Final Rules

Common Equity Tier 1 Capital	N/	A	4.50%
Tier 1 Capital	4.00%		6.00%
Total Risk-Based Capital	8.00%		8.00%
Common Equity Tier 1 Capital Conservation Buffer	N/	A	2.50%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015.

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized will be updated as follows:

	Current Rules		Final Rules

Common Equity Tier 1 Capital	N/	A	6.50%
Tier 1 Capital	6.00%		8.00%
Total Capital	10.00%		10.00%
Leverage Ratio	5.00%		5.00%

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($16.2 million) in 2013 and $4.5 million in 2012.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$197,336	571	1.16%	$594,814	1,996	1.34%	$(1,425)	(1,186)	(239)
Mortgage backed securities and collateralized mortgage obligations-residential	534,773	2,888	2.16%	397,935	2,003	2.01%	885	(396)	1,281
State and political subdivisions	11,272	197	7.01%	34,383	495	5.76%	(298)	(875)	577
Corporate bonds	53,238	223	1.68%	66,940	529	3.16%	(306)	(93)	(213)
Small Business Administration-guaranteed participation securities	113,298	558	1.97%	8,024	43	2.14%	515	539	(24)
Mortgage backed securities and collateralized mortgage obligations-commercial	11,070	39	1.41%	-	-	0.00%	39	20	19
Other	660	5	3.03%	660	4	2.42%	1	-	1

Total securities available for sale	921,647	4,481	1.94%	1,102,756	5,070	1.84%	(589)	(1,992)	1,403

Federal funds sold and other
short-term Investments	551,409	344	0.25%	416,971	258	0.25%	86	86	-

Held to maturity securities:
Corporate bonds	9,939	154	6.19%	35,132	385	4.39%	(231)	(952)	721
Mortgage backed securities and collateralized mortgage obligations-residential	85,388	686	3.21%	128,188	976	3.04%	(290)	(622)	332

Total held to maturity securities	95,327	840	3.52%	163,320	1,361	3.33%	(521)	(1,573)	1,052

Federal Reserve Bank and Federal Home Loan Bank stock	10,500	121	4.61%	9,632	120	4.98%	1	40	(39)

Commercial loans	213,541	2,785	5.22%	228,537	3,068	5.36%	(283)	(202)	(81)
Residential mortgage loans	2,245,284	26,325	4.69%	2,031,080	25,988	5.12%	337	9,911	(9,574)
Home equity lines of credit	335,391	2,892	3.42%	322,405	2,906	3.59%	(14)	497	(511)
Installment loans	5,494	171	12.33%	4,007	149	14.82%	22	153	(131)

Loans, net of unearned income	2,799,710	32,173	4.59%	2,586,029	32,111	4.96%	62	10,359	(10,297)

Total interest earning assets	4,378,593	37,959	3.46%	4,278,708	38,920	3.64%	(961)	6,919	(7,880)

Allowance for loan losses	(48,649)			(49,039)
Cash & non-interest earning assets	122,130			144,099

Total assets	$4,452,074			$4,373,768

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$592,264	84	0.06%	$531,216	79	0.06%	5	5	-
Money market accounts	641,597	590	0.36%	660,464	673	0.40%	(83)	(18)	(65)
Savings	1,233,284	798	0.26%	1,151,910	870	0.30%	(72)	294	(366)
Time deposits	1,121,737	1,937	0.69%	1,217,080	2,629	0.86%	(692)	(196)	(496)

Total interest bearing deposits	3,588,882	3,409	0.38%	3,560,670	4,251	0.48%	(842)	84	(926)
Short-term borrowings	183,414	370	0.80%	151,535	348	0.91%	22	226	(204)

Total interest bearing liabilities	3,772,296	3,779	0.40%	3,712,205	4,599	0.49%	(820)	310	(1,130)

Demand deposits	307,910			287,915
Other liabilities	22,435			20,084
Shareholders' equity	349,433			353,564

Total liabilities and shareholders' equity	$4,452,074			$4,373,768

Net interest income , tax equivalent		34,180			34,321		$(141)	6,609	(6,750)

Net interest spread			3.06%			3.15%

Net interest margin (net interest income to total interest earning assets)			3.12%			3.21%

Tax equivalent adjustment		(77)			(163)

Net interest income		34,103			34,158

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($6.1 million) in 2013 and $2.9 million in 2012.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$228,560	2,014	1.17%	$634,903	6,906	1.45%	$(4,892)	(3,758)	(1,134)
Mortgage backed securities and collateralized mortgage obligations-residential	545,974	8,358	2.04%	286,287	4,460	2.08%	3,898	4,037	(139)
State and political subdivisions	14,282	713	6.66%	37,032	1,587	5.71%	(874)	(1,241)	367
Corporate bonds	51,795	674	1.74%	78,999	1,999	3.38%	(1,325)	(550)	(775)
Small Business Administration-guaranteed participation securities	109,297	1,618	1.97%	2,694	43	2.13%	1,575	1,580	(5)
Mortgage backed securities and collateralized mortgage obligations-commercial	10,204	106	1.39	-	-	0.00	106	53	53
Other	660	13	2.63%	660	14	2.83%	(1)	-	(1)

Total securities available for sale	960,772	13,496	1.87%	1,040,575	15,009	1.92%	(1,513)	121	(1,634)

Federal funds sold and other short-term Investments	496,211	916	0.25%	473,196	877	0.25%	39	39	-

Held to maturity securities:
U. S. government sponsored enterprises	-	-	0.00%	1,423	25	2.38%	(25)	(13)	(12)
Corporate bonds	15,340	680	5.91%	41,071	1,281	4.16%	(601)	(1,220)	619
Mortgage backed securities and collateralized mortgage obligations-residential	94,146	2,191	3.10%	136,554	3,464	3.38%	(1,273)	(1,005)	(268)

Total held to maturity securities	109,486	2,871	3.50%	179,048	4,770	3.55%	(1,899)	(2,238)	339

Federal Reserve Bank and Federal Home Loan Bank stock	10,192	361	4.72%	9,357	359	5.12%	2	41	(39)

Commercial loans	214,626	8,444	5.25%	235,128	9,569	5.43%	(1,125)	(815)	(310)
Residential mortgage loans	2,186,574	77,875	4.75%	1,994,051	78,224	5.23%	(349)	9,635	(9,984)
Home equity lines of credit	334,119	8,498	3.40%	317,914	8,646	3.63%	(148)	586	(734)
Installment loans	4,988	491	13.16%	3,795	440	15.50%	51	154	(103)

Loans, net of unearned income	2,740,307	95,308	4.64%	2,550,888	96,879	5.06%	(1,571)	9,560	(11,131)

Total interest earning assets	4,316,968	112,952	3.49%	4,253,064	117,894	3.70%	(4,942)	7,524	(12,466)

Allowance for loan losses	(48,469)			(49,420)
Cash & non-interest earning assets	140,432			141,725

Total assets	$4,408,931			$4,345,369

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$575,687	246	0.06%	$509,346	235	0.06%	11	11	-
Money market accounts	650,501	1,905	0.39%	642,907	2,366	0.49%	(461)	45	(506)
Savings	1,218,625	2,543	0.28%	1,092,195	2,951	0.36%	(408)	459	(867)
Time deposits	1,110,229	5,640	0.68%	1,307,411	9,277	0.95%	(3,637)	(1,261)	(2,376)

Total interest bearing deposits	3,555,042	10,334	0.39%	3,551,859	14,829	0.56%	(4,495)	(746)	(3,749)
Short-term borrowings	177,173	1,101	0.83%	150,039	1,114	0.99%	(13)	247	(260)

Total interest bearing liabilities	3,732,215	11,435	0.41%	3,701,898	15,943	0.58%	(4,508)	(499)	(4,009)

Demand deposits	298,986			276,484
Other liabilities	21,087			18,922
Shareholders' equity	356,643			348,065

Total liabilities and shareholders' equity	$4,408,931			$4,345,369

Net interest income , tax equivalent		101,517			101,951		$(434)	8,023	(8,457)

Net interest spread			3.08%			3.12%

Net interest margin (net interest income to total interest earning assets)			3.14%			3.20%

Tax equivalent adjustment		(269)			(543)

Net interest income		101,248			101,408

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2012 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine-month periods ended September 30, 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2013, the Company had an average balance of federal funds sold and other short-term investments of $551.4 million compared to $417.0 million in the third quarter of 2012.  As investment opportunities present themselves, management plans to invest funds from the federal funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations, as stipulated in the new rules, on paying dividends, engaging in share repurchases, and paying discretionary bonuses if our capital level falls below the buffer amount.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares, if we were to be unable to comply with such requirements.  Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company's current balance sheet composition and capital levels, management believes that the Company will be in compliance with the new requirements.

Index
There were no other material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date:  November 1, 2013

Index
Exhibits Index

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