Form 10-K
period 2013-12-31
TRUSTCO BANK CORP N Y
filed 2014-03-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
 Yes.☐   No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes.☒    No.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes.☒    No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 was approximately $490,535,724 (based upon the closing price of $5.44 on June 28, 2013, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2014 was 94,564,026.

Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2014 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

INDEX

[NOTE: Index not revised/updated]

EXHIBITS INDEX

Index
USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted certain rules with respect to the use of “non-GAAP financial measures” by companies with a class of securities registered under the Securities Exchange Act of 1934, such as TrustCo.  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. The following measures used in this Report may constitute “non-GAAP financial measures” within the meaning of the SEC’s rules.

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

Tangible Book Value Per Share: Tangible book value per share at period end is a non-GAAP financial measure derived from GAAP-based amounts. We calculate tangible equity excluding the balance of intangible assets from shareholders' equity. We calculate tangible book value per share by dividing tangible equity by common shares outstanding, as compared to book value per common share, which we calculate by dividing shareholders' equity by common shares outstanding.

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

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to be the parent holding company of Trustco Bank, National Association, formerly known as Trustco Bank New York, and prior to that, The Schenectady Trust Company. The Company’s principal subsidiary, Trustco Bank (sometimes referred to as the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 708 full-time equivalent employees of TrustCo at year-end 2013. TrustCo had 13,165 shareholders of record as of December 31, 2013 and the closing price of the TrustCo common stock on that date was $7.18.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. The Bank operates 148 automatic teller machines and 139 banking offices in Albany, Columbia, Dutchess, Greene, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Lake, Manatee, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities.  The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income. The Bank accounted for substantially all of TrustCo’s 2013 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2013 and 2012.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $839.6 million as of December 31, 2013.

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

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. While loan demand has moderated, competition for loans has remained strong over the last several years. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

Index
Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Under the Home Owners’ Loan Act of 1934, Trustco must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. The OCC is also the Bank’s primary federal regulator and supervises and examines the Bank.  Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 and significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including TrustCo and Trustco Bank. Among the changes made by the Dodd-Frank Act was TrustCo’s and Trustco Bank’s former primary regulator, the Office of Thrift Supervision (“OTS”), ceased operations and the OCC assumed the OTS’ role as regulator and supervisor of Trustco Bank, and the Federal Reserve Board became the primary supervisor and regulator with respect to the Company.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Financial Reform Legislation

On July 21, 2010, the president signed the Dodd-Frank Act into law. The Dodd-Frank Act has created, and will likely continue to create, dramatic changes across the financial regulatory system, some of which will not become effective until future dates. Implementation of the Dodd-Frank Act requires many new rules to be made by various federal regulatory agencies, including TrustCo’s and the Bank’s regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. We cannot predict the ultimate effect of the Dodd-Frank Act on TrustCo or Trustco Bank at this time, including the extent to which the act could increase costs, limit our ability to efficiently pursue business opportunities or otherwise adversely affect our business, financial condition or results of operations. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.

The Dodd-Frank Act included provisions that, among other effects:

1. Created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection, be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the OCC).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.

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

4. Increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

5. Adopted changes to corporate governance requirements, including shareholder votes on executive compensation and proxy access by shareholders, that apply to all public companies, and

6. Repealed various banking law provisions prohibiting the payment of interest on demand deposits.

Index
Dividends

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. Please refer to the discussion below under “Federal Savings Institution Regulation – Limitation on Capital Distributions” for a more detailed discussion of limitation imposed by the OCC. (Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013 contains information concerning restrictions on the Bank’s ability to pay dividends and is hereby incorporated by reference.) Further, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and Federal Reserve Board 30 days prior to such distribution. The OCC and Federal Reserve Board may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, must obtain regulatory approval prior to making such distribution.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders. The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve System, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2013 for information concerning the Bank’s regulatory capital requirements.

Holding Company Activities

The activities of savings and loan holding companies are governed, and limited, by the Home Owners’ Loan Act and the Federal Reserve Board’s regulations. In general, TrustCo’s activities are limited to those permissible for “multiple” savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999 and activities permissible for “financial holding companies” (which are described below).   Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act. Activities permissible for a financial holding company are those considered financial in nature (including securities and insurance activities) or those incidental or complementary to financial activities.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without the prior written approval of the Federal Reserve Board and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

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

TrustCo must obtain approval from the appropriate bank regulatory agencies (for example, the Federal Reserve or the OCC) before acquiring control of any insured depository institution.

Beginning in 2015, TrustCo will be subject to formal regulatory capital requirements and will thus be obligated to hold capital in the same amount and type that is required for insured depository institutions such as the Bank. Please refer to the discussion below under “New Capital Rules.”

In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Dodd-Frank Act, moreover, codifies the Federal Reserve’s long-standing “source of strength” doctrine and thus requires that bank or thrift holding companies serve as a source of financial strength for their depository institution subsidiaries. The phrase “source of financial strength” is defined in the Dodd-Frank Act as “the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” The federal banking agencies are authorized to adopt regulations with respect to this requirement, although they have not yet done so.

Index
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

Regulatory Capital Requirements. As a federal savings institution, Trustco Bank is currently subject to two overlapping sets of capital requirements: the tangible capital, Tier 1 core (leverage) capital, and risk-based capital requirements described in this paragraph and the “prompt corrective action” requirements described below. The new regulatory capital rules described below addressed the overlap in certain respects. In general, under current rules, a savings institution's tangible capital must be at least 1.5% of adjusted total assets. An association's ratio of Tier 1 core capital to adjusted total assets (the "core capital" or "leverage" ratio) must be at least 3% for the most highly rated associations and 4% for others.  Higher capital ratios may be required if warranted by the particular circumstances or risk profile of a given association. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor ranging from 0% to 100%, assigned by the OCC capital regulation based on the risks inherent in the type of asset. Tier 1 capital must represent at least 50% of total capital and consists of core capital elements, which include common shareholders’ equity, qualifying noncumulative nonredeemable perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, but exclude goodwill and certain other intangible assets. Supplementary capital mainly consists of qualifying subordinated debt and portions of allowance for loan losses.

Prompt Corrective Action. Regulations of the federal banking agencies, including the OCC, also specify minimum requirements for a savings institution to be considered a “well-capitalized institution” as defined in the “prompt corrective action” regulation described below. A “well-capitalized” savings association must have a total risk-based capital ratio of 10% or greater, and a leverage ratio of 5% or greater.

Additionally, to qualify as a “well-capitalized institution,” a savings institution’s Tier 1 risk-based capital, defined as core capital plus supplementary capital less portions of the institution’s allowance for loan losses, must be equal to at least 6% of risk-weighted assets. The Bank currently meets all of the requirements of a “well-capitalized institution.”

The OCC prompt corrective action regulations require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OCC against a savings institution that falls within specified categories of capital deficiency. The severity of the action required depends upon the institution’s degree of undercapitalization. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OCC-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. Further, any institution that is determined to be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to raise additional capital and may not accept or renew brokered deposits, and the OCC also may take a number of discretionary supervisory actions against undercapitalized institutions, including the replacement of senior executive officers and directors and may appoint a receiver or conservator for a savings association that is “critically undercapitalized”.

Index
New Capital Rules.

In July 2013, the Federal Reserve Board, FDIC and OCC published final rules establishing a new comprehensive capital framework for all U.S. banking organizations that are designed to implement the “Basel III” regulatory capital reforms and the changes required by the Dodd-Frank Act. The new rules become effective for the Company and Bank in January 2015, with some rules taking effect over a period of two to four years.

The new capital rules, among other things, (i) introduce a new capital measure, “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. The new capital rules, like the current capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital. Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The new capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%.  The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a two-year transition period. Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity are reversed for the purposes of determining regulatory capital ratios.  Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded. The new capital rules, however, permit banking organizations such as the Company and the Bank (but not “advanced approaches banks,” which are generally banking organizations with $250 billion or more in total consolidated assets or $10 billion or more on-balance sheet foreign exposures) to make a one-time, permanent election to continue to treat accumulated other comprehensive income for regulatory purposes as they do under the current capital rules. To exercise this opt-out, an organization must notify its federal regulators in its first quarterly regulatory report after the organization becomes subject to the new capital rule (for the Company and the Bank, the first such report in 2015). The Company and the Bank are considering whether to elect to opt-out.

The new capital rule modifies the calculation of risk-weighted assets that apply to all banking institutions covered by the capital ratios described above. Among other matters, the new capital rule generally continues the treatment of residential mortgages under the current capital rules. Under the rules, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

•	Is secured by property that is owner-occupied or rented,

•	Is made in accordance with "prudent underwriting standards,"

•	Is not 90 days or more past due or in nonaccrual status, and

•	Is not restructured or modified.

Other first-lien residential exposures, as well as junior-lien exposures, are assigned a 100% risk weight.

Index
The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Further, the new rule retains the current risk-weighting rules for exposures to debt directly and unconditionally guaranteed by the US Government and its agencies. Such exposures receive a 0% risk weight. Exposures conditionally guaranteed by the US Government, its central bank or a US Government agency would receive a 20% risk weight. Further, the capital rule assigns a 20% risk weight to non-equity exposures to government-sponsored entities (GSEs) and a 100% risk weight to preferred stock issued by a GSE (the current rules assign only a 20% risk weight to such stock). The Final Rules define a GSE as an entity established or chartered by the US Government to serve public purposes but whose debt obligations are not "explicitly guaranteed" by the full faith and credit of the US Government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under the laws of the United States and a 50% risk weight for a revenue obligation of such an entity.

The new capital rules also revise the “prompt corrective action” regulations effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.  Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35 percent of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. The Bank paid this special assessment in September 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Beginning with the March 2010 payment, the prepayment amount was used to offset further FDIC premiums. In June 2013, the prepaid FDIC premium asset was refunded.

FDIC deposit insurance expense totaled $2.7 million, $2.7 million and $3.5 million in 2013, 2012 and 2011, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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

Index
Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC and the Federal Reserve Board could restrict or prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice. Note 1 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013 contains information concerning restrictions on the Bank’s ability to pay dividends.

The Federal Reserve Board has stated that it expects to issue regulations implementing review standards for dividend notices and that the applicable regulation will provide that a dividend notice may be denied by the Federal Reserve Board if: following the dividend, the savings association will be less than adequately capitalized; the proposed dividend raises safety or soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the thrift or holding company and an appropriate federal banking agency, a condition imposed on the savings association or holding company in an application or notice approved by an appropriate federal banking agency or any formal or informal enforcement action involving the savings association or holding company.

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The assessments paid by the Bank for the year ended December 31, 2013 totaled approximately $765 thousand.

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

Qualified Thrift Lender Test. As a savings institution regulated by the OCC, the Bank must be a “qualified thrift lender” under either the Qualified Thrift Lender (“QTL”) test under the Home Owners’ Loan Act or the Internal Revenue Code’s Domestic Building and Loan Association (“DBLA”) test to avoid certain restrictions on its and the Company’s operations and activities. A savings institution may use either test to qualify and may switch from one test to the other; however, the institution must meet the time requirements of the respective test, that is, nine out of the preceding 12 months for the QTL test and at the close of the taxable year for the DBLA test.

Under the QTL test, the savings institution must hold qualified thrift investments equal to at least 65% of the institution’s portfolio assets. The savings institution’s actual thrift investment percentage is the ratio of its qualified thrift investments divided by its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and liquid assets not exceeding 20 percent of total assets. An institution ceases to meet the QTL test when its actual thrift investment percentage, falls below 65% of portfolio assets for four months within any 12-month period. To be a qualified thrift lender under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings accounts in conformity with OCC rules and regulations and (ii) the general public holds more than 75 percent of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75 percent of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60 percent of assets test requires that at least 60 percent of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans.

Index
The Dodd-Frank Act enhanced the severity of the consequences for failing the QTL Test. Among other restrictions, the Dodd-Frank Act imposes certain activities limitations and branching restrictions upon an institution’s failure to satisfy the QTL Test. In addition, such an institution would be prohibited from paying dividends, except under circumstances that are permissible for a national bank, are necessary to meet the obligations of the institution’s holding company and are specifically approved by both the OCC and Federal Reserve Bank after a written request submitted by the thrift at least 30 days in advance of the proposed payment. Finally, failure of the QTL Test will subject the institution to enforcement action. If the Bank fails the qualified thrift lender test, within one year of such failure the Company must register as, and will become subject to, the activities restrictions applicable to bank holding companies, unless the Bank requalifies within the year. The activities authorized for a bank holding company are generally more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company.

The Bank is currently, and expects to remain, in compliance with the qualified thrift lender test.

Transactions with Related Parties. The Bank’s transactions with “affiliates” (generally, any company that controls or is under common control with the Bank, including TrustCo) is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s implementing Regulation W. Under these laws, the aggregate amount of “covered transactions” between the Bank and any one affiliate is limited to 10% of the Bank’s capital stock and surplus, and the aggregate amount of covered transactions by the Bank with all of its affiliates is limited to 20% of capital stock and surplus. Certain covered transactions (primarily credit-related transactions) are required to be secured by collateral in an amount and of a type described in Section 23A and Regulation W. Transactions by the Bank with its affiliates must be on terms and under circumstances that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Safety and Soundness Regulations. The federal banking agencies (including the OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits, as well as other operational and managerial standards as the agency deems appropriate. Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (the OCC in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Enforcement. The Federal Reserve and the OCC have extensive enforcement authority over savings institutions and their holding companies, including the Bank and TrustCo. This includes enforcement authority with respect to the actions of the Bank’s and TrustCo’s directors, officers and other “institution-affiliated parties,” including attorneys and auditors. This enforcement authority also includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations, and unsafe or unsound practices. Public disclosure of final enforcement actions by the OCC and the Federal Reserve is required.

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

Index
In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts as of December 31, 2013 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $13.3 million	0 percent of amount.

Over $13.3 million and up to $89.0 million	3 percent of amount.

Over $89.0 million	$2,271,000 plus 10 percent of amount over $89.0 million.

The Bank was in compliance with these requirements as of December 31, 2013.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 12 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2013, the Bank owned $6.4 million in FHLB of New York stock, which was in compliance with its obligations.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Index
Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2013, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

In addition to the factors described under Item 1A.  Risk Factors, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one-to-four family mortgage loans in its market areas;

•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;

•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;

•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;

•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry,

•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

Index
•	real estate and collateral values,

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	technological changes;

•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in this document.

You should not rely upon forward-looking statements as predictions of future events. Although TrustCo believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.

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

The Dodd-Frank Act resulted, and will continue to result, in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act significantly changed bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies and will continue to do so. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Under the Dodd-Frank Act, our former primary regulator, the Office of Thrift Supervision, was eliminated, and the OCC (the primary federal regulator for national banks) is now the primary federal regulator of the Bank, and the Federal Reserve is now the primary federal regulator of the Company.

The Dodd-Frank Act also created the CFPB, which has the authority to issue new consumer protection regulations and revise existing regulations in many areas of consumer compliance. These new and revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, states may now adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB. Institutions such as the Bank with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators. Compliance with new consumer protection rules, such as the QM Rule, will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act also contained provisions that may limit the scope of the federal preemption of state consumer protection laws enjoyed by federal savings associations, such as the Bank, and national banks by (1) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (2) mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and (3) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.

It remains difficult to predict the ultimate impact of the Act on us, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. We expect, however, that at a minimum, the new rules imposed by or under the Dodd-Frank Act will increase our operating and compliance costs.

Index
The new regulatory capital rules, when fully phased in, will effectively increase our capital requirements and could slow our growth, cause us to seek to raise additional capital, or both.

As discussed under “Regulation and Supervision – New Capital Rules,” the Company and the Bank will become subject to new capital requirements beginning in January 2015. The new capital rules, which were adopted by the federal banking agencies in July 2013 to implement the provisions of the Dodd-Frank Act and the international Basel III regulatory capital framework, impose more stringent capital requirements on the Company and the Bank. We believe that these restrictions may limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, savings and loan holding companies will become subject to the same capital requirements as bank holding companies. If we fail to comply with the new capital standards after they become effective, the OCC and the Federal Reserve Board will have the authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver. Although we continue to evaluate the impact the new capital rules will have on us, we currently anticipate that we will be well-capitalized in accordance with the regulatory standards.

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results.

Our primary lending emphasis is the origination of one-to-four family first mortgage loans on residential properties; therefore we are particularly exposed to downturns in the U.S. housing market.  The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values.  Any one or a combination of these events may have an adverse impact on borrowers’ ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured in New York and Florida due to our lending practices.  Approximately 84.9% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 15.1% is comprised of loans secured by property located in Florida.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances and determine the level of deposit insurance premiums assessed. Any change in these regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

Further, there may be additional laws and regulations, or changes in policy, affecting lending and funding practices, regulatory capital limits, interest rate risk management, and liquidity standards. The federal bank regulatory agencies may require us to maintain capital ratios in excess of regulatory requirements, and new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described above, the Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Index
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

TrustCo is a separate legal entity from its subsidiary, Trustco Bank, and does not have significant operations of its own. The availability of dividends from Trustco Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the OCC or the Federal Reserve Board could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under the Dodd-Frank Act, TrustCo will be subjected to consolidated capital requirements and will be required to serve as a source of strength to Trustco Bank. If the Bank is unable to pay dividends to TrustCo, or if TrustCo is required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

Market volatility levels have experienced significant variations in recent years and a return to very high volatility levels could adversely affect us.

The stock and credit markets have been experiencing significant variations in volatility levels in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  Current volatility levels have diminished significantly from the peak, but a return to higher levels could cause the Company to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  Interest rates have in recent years hit historical low levels.  Since December 2008, the U.S. Federal Reserve has held its target for the federal funds rate at a range of 0.00% to 0.25%.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities and short-term investments.  If and when the Federal Reserve begins raising rates, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of Trustco Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits have been established by our board of directors, and our management monitors the overall liquidity position of Trustco Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Trustco Bank is also a member of the Federal Reserve System and Federal Home Loan Bank System, each of which provides funding to members through advances and other extensions of credit that are typically collateralized with securities or mortgage-related assets. Our securities portfolio can be used as a secondary source of liquidity, and additional liquidity could be obtained from securities sold under repurchase agreements, non-core deposits and debt or equity securities issuances in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely affect our financial condition, our results of operations, cash flows and our level of regulatory capital.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2013, Trustco Realty met all six quarterly asset tests.

Index
Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2013, Trustco Realty had met the two annual income tests and the distribution test.

If Trustco Realty fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

We would be subject to a higher effective tax rate if Trustco Realty is required to be included in a New York combined return.

Current New York state tax law generally requires a REIT that is majority owned by a bank or savings association located in New York to be included in the bank’s combined New York State tax return. We believe that Trustco Realty and Trustco Bank qualify for the small-bank exception to this rule. If, contrary to this belief, Trustco Realty were required to be included in our New York State combined tax return, our effective tax rate would increase. Under the small-bank exception, dividends received by the bank from Trustco Realty are subject to a 60% dividends-received deduction, which results in only 40% of the dividends being subject to New York State tax.

From time to time, there are proposed reforms to the New York State corporate franchise and banking laws that, if enacted, would substantially alter how we and Trustco Bank are taxed in New York State and could materially increase our combined effective New York State tax rate. In January 2014, New York’s governor released his 2014-2015 Executive Budget, which, among other matters, proposed significant changes to the state’s bank franchise tax and general corporation franchise tax. In particular, the proposals would repeal the bank franchise tax in its entirety and merge it into a significantly modified general corporation franchise tax. If the proposed changes are enacted, we believe that Trustco Realty would be required to file a combined New York State return with us, which would substantially eliminate the benefit of the 60% dividends-received deduction.  We cannot predict whether the changes proposed in the governor’s executive budget will actually be enacted during 2014 or during any subsequent year, nor can we predict how any legislation that is actually enacted would differ from the current law or how any such legislative changes would affect us and Trustco Bank’s effective New York State tax rate.

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

Index
Changes in accounting standards could impact reported earnings.

The accounting standard setting bodies, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change financial accounting and reporting standards that govern the preparation of our consolidated statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, which could affect beginning of period financial statement amounts.

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

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 139 offices, of which 25 are owned and 114 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Not applicable.

Index
Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 50, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Robert T. Cushing, Age 58, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer of TrustCo since January 2004, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 47, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 51, Executive Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Eric W. Schreck Age 47, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Thomas M. Poitras, Age 51, Administrative Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Administrative Vice President of Trustco Bank since 2011. Vice President of Trustco Bank since 2001. Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 63, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index
PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto and incorporated by reference herein. TrustCo had 13,176 shareholders of record as of February 28, 2014, and the closing price of TrustCo's common stock on that date was $6.76.

The following table provides information, as of December 31, 2013, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,158,800	$9.54	1,266,100
Total	3,158,800	$9.54	1,266,100

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to December 31, 2013	5,334	$7.43	—	—
Total	5,334	$7.43	—	—

*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Index
Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Subsequent to the date of management’s evaluation, there were no significant changes in the Company’s internal controls, including internal controls over financial reporting, or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2013 and 2012.

Consolidated Statements of Income -- Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2013 and 2012.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 7, 2014	By:	/s/ Robert T. Cushing
Robert T. Cushing
Executive Vice President and Chief Financial Officer

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	President and Chief Executive Officer (principal executive officer)	January 21, 2014

/s/ Robert T. Cushing
Robert T. Cushing	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	January 21, 2014

*
Dennis A. DeGennaro	Director	January 21, 2014

*
Joseph Lucarelli	Chairman	January 21, 2014

*
Thomas O. Maggs	Director	January 21, 2014

*
Dr. Anthony J. Marinello	Director	January 21, 2014

*
Robert A. McCormick	Director	January 21, 2014

*
William D. Powers	Director	January 21, 2014

*
William J. Purdy	Director	January 21, 2014

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney

/s/Joan Clark
Notary Public
Joan Clark
Notary Public, State of New York
Qualified in Albany County
No. 01CL4822282
Commission Expires November 30, 2014

Index
Exhibit Index

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to, Exhibit 3(i)a to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2007.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Report on Form 8-K, filed September 16, 2008.

10(a)*	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(b)*	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to, Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(c)*	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.6 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(d)*	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.5 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(e)*	Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(e) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(f)*	2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of February 1, 2011, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 21, 2011.

10(g)*	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008, incorporated by reference to Exhibit 99.8 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(h)*	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(k) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(i)*	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(v) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(j)*	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(w) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(k)*	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(l)*	Amendment No. 4 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(m)*	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(n)*	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

Index
10(o)*	Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(p)*	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(q)*	Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(f) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(r)*	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(s)*	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated December 21, 2010 incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(t)*	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(u)*	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

10(v)*	2004 TrustCo Directors Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004.

10(w)*	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(x)*	Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(y)*	2004 TrustCo Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004.

10(z)*	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(aa)*	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(bb)*	Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(cc)*	Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(dd)*	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(ee)*	Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(ff)*	Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

Index
10(gg)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)*	2010 Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(ii)*	2010 Directors Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(jj)*	Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2013.

10(kk)*	Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(ll)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(mm)*	Director Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(nn)*	Amendment No. 1 to TrustCo Bank Corp NY 2010 Equity Incentive Plan, dated March 20, 2012, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 20, 2012.

10(oo)*	Amendment No. 1 to TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan, dated March 20, 2012, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 20, 2012.

10(pp)*	Amendment No. 2 to TrustCo Bank Corp NY 2010 Director Equity Incentive Plan, dated November 20, 2012, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2012.

10(qq)*	Form of Performance Share Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2013.

10(rr)*	Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2013.

10(ss)*	Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2013.

10(tt)*	Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(uu)*	Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2013 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2013

21**	List of Subsidiaries of TrustCo

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Cushing, principal financial officer

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Robert T. Cushing, principal financial officer.

Index
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.