Form 10-Q
period 2014-03-31
TRUSTCO BANK CORP N Y
filed 2014-05-02
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2014
$1 Par Value	94,665,409

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Interest and dividend income:
Interest and fees on loans	$32,874	31,481
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	506	816
State and political subdivisions	68	191
Mortgage-backed securities and collateralized mortgage obligations-residential	3,078	2,769
Corporate bonds	59	218
Small Business Administration-guaranteed participation securities	556	496
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	29
Other securities	4	5
Total interest and dividends on securities available for sale	4,309	4,524

Interest on held to maturity securities:
U. S. government sponsored enterprises	-	-
Mortgage-backed securities and collateralized mortgage obligations-residential	625	789
Corporate bonds	154	312
Total interest on held to maturity securities	779	1,101

Federal Reserve Bank and Federal Home Loan Bank stock	133	119
Interest on federal funds sold and other short-term investments	351	245
Total interest and dividend income	38,446	37,470

Interest expense:
Interest on deposits:
Interest-bearing checking	84	80
Savings	763	916
Money market deposit accounts	599	685
Time deposits	1,951	1,820
Interest on short-term borrowings	393	364
Total interest expense	3,790	3,865
Net interest income	34,656	33,605
Provision for loan losses	1,500	2,000
Net interest income after provision for loan losses	33,156	31,605
Noninterest income:
Trustco financial services income	1,510	1,421
Fees for services to customers	2,521	2,887
Net gain on securities transactions	6	2
Other	1,722	282
Total noninterest income	5,759	4,592

Noninterest expenses:
Salaries and employee benefits	7,592	8,178
Net occupancy expense	4,259	4,053
Equipment expense	1,752	1,718
Professional services	1,286	1,420
Outsourced services	1,325	1,350
Advertising expense	599	730
FDIC and other insurance	904	1,010
Other real estate expense, net	855	749
Other	2,229	2,349
Total noninterest expenses	20,801	21,557

Income before taxes	18,114	14,640
Income taxes	7,103	5,472

Net income	$11,011	9,168
Net income per Common Share:
- Basic	$0.116	0.097
- Diluted	$0.116	0.097

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net income	$11,011	9,168

Net unrealized holding gain (loss) on securities available for sale	7,455	(2,939)
Reclassification adjustments for net gain recognized in income	(6)	(2)
Tax effect	(3,026)	1,173

Net unrealized gain (loss) on securities available for sale, net of tax	4,423	(1,768)

Amortization of net actuarial (gain) loss	(72)	132
Amortization of prior service credit	(45)	(66)
Tax effect	45	(25)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans, net of tax	(72)	41

Other comprehensive income (loss), net of tax	4,351	(1,727)
Comprehensive income	$15,362	7,441

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(Unaudited)
(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS:

Cash and due from banks	$46,127	46,453

Federal funds sold and other short term investments	687,003	536,591
Total cash and cash equivalents	733,130	583,044

Securities available for sale	741,292	863,754

Held to maturity securities (fair value 2014 $86,669; 2013 $90,305)	82,136	86,215

Federal Reserve Bank and Federal Home Loan Bank stock	10,500	10,500

Loans, net of deferred fees and costs	2,941,002	2,908,809
Less:
Allowance for loan losses	47,035	47,714
Net loans	2,893,967	2,861,095

Bank premises and equipment, net	35,267	34,414
Other assets	82,445	82,430

Total assets	$4,578,737	4,521,452

LIABILITIES:
Deposits:
Demand	$327,779	318,456
Interest-bearing checking	628,752	611,127
Savings accounts	1,236,331	1,218,038
Money market deposit accounts	648,244	648,402
Certificates of deposit (in denominations of $100,000 or more)	432,168	419,301
Other time accounts	713,944	711,747
Total deposits	3,987,218	3,927,071

Short-term borrowings	195,411	204,162
Accrued expenses and other liabilities	24,329	28,406

Total liabilities	4,206,958	4,159,639

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,927,123 shares issued at March 31, 2014 and December 31, 2013	98,927	98,927
Surplus	172,964	173,144
Undivided profits	152,237	147,432
Accumulated other comprehensive loss, net of tax	(9,452)	(13,803)
Treasury stock at cost - 4,363,097 and 4,463,786 shares at March 31, 2014 and December 31, 2013, respectively	(42,897)	(43,887)

Total shareholders' equity	371,779	361,813

Total liabilities and shareholders' equity	$4,578,737	4,521,452

 See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	9,168	-	-	9,168
Other comprehensive loss, net of tax	-	-	-	(1,727)	-	(1,727)
Cash dividend declared, $.065625 per share	-	-	(6,173)	-	-	(6,173)
Sale of treasury stock (135,870 shares)	-	(601)	-	-	1,336	735
Stock based compensation expense	-	88	-	-	-	88

Ending balance, March 31, 2013	$98,912	174,386	135,373	(169)	(47,613)	360,889

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net Income	-	-	11,011	-	-	11,011
Other comprehensive income, net of tax	-	-	-	4,351	-	4,351
Cash dividend declared, $.065625 per share	-	-	(6,206)	-	-	(6,206)
Sale of treasury stock (100,689 shares)	-	(267)	-	-	990	723
Stock based compensation expense	-	87	-	-	-	87

Ending balance, March 31, 2014	$98,927	172,964	152,237	(9,452)	(42,897)	371,779

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$11,011	9,168

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,231	1,282
Net loss (gain) on sale of other real estate owned	39	(63)
Writedown of other real estate owned	635	157
Net gain on sale of building held for sale	(1,556)	-
Provision for loan losses	1,500	2,000
Deferred tax expense	1,663	558
Stock based compensation expense	87	88
Net gain on sale of bank premises and equipment	(1)	(16)
Net gain on sales and calls of securities	(6)	(2)
Increase in taxes receivable	(4,950)	(2,525)
Decrease (increase) in interest receivable	255	(723)
Increase in interest payable	3	7
Increase in other assets	(2,992)	(530)
Decrease in accrued expenses and other liabilities	(4,087)	(1,623)
Total adjustments	(8,179)	(1,390)
Net cash provided by operating activities	2,832	7,778

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	141,322	108,997
Proceeds from calls and maturities of held to maturity securities	4,079	25,453
Purchases of securities available for sale	(15,405)	(287,328)
Proceeds from maturities of securities available for sale	4,000	10,000
Net increase in loans	(37,822)	(24,457)
Net proceeds from sale of building held for sale	4,745	-
Proceeds from dispositions of other real estate owned	1,930	1,898
Proceeds from dispositions of bank premises and equipment	35	16
Purchases of bank premises and equipment	(1,550)	(830)
Net cash used in investing activities	101,334	(166,251)

Cash flows from financing activities:

Net increase in deposits	60,147	53,487
Net (decrease) increase in short-term borrowings	(8,751)	11,173
Proceeds from sale of treasury stock	723	735
Dividends paid	(6,199)	(6,164)
Net cash provided by financing activities	45,920	59,231
Net increase (decrease) in cash and cash equivalents	150,086	(99,242)
Cash and cash equivalents at beginning of period	583,044	544,016
Cash and cash equivalents at end of period	$733,130	444,774

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$3,787	3,858
Income taxes paid	12,120	8,065
Other non cash items:
Transfer of loans to other real estate owned	3,450	3,154
Transfer of other real estate owned to fixed assets	568	-
Increase in dividends payable	7	9
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	7,449	(2,941)
Change in deferred tax effect on unrealized gain (loss)on securities available for sale	(3,026)	1,173
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	(117)	66
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	45	(25)

 See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the Company) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2013 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). TrustCo adopted FASB ASC 260-10 (“ASC 260-10”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).

Participating securities under this statement include the unvested employees’ and directors’ restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

Index
A reconciliation of the component parts of earnings per share for the three months ended March 31, 2014 and 2013 is as follows:

(dollars in thousands, except per share data)
	2014	2013
For the three months ended March 31:
Net income	$11,011	$9,168
Less: Net income allocated to participating securities	12	10
Net income allocated to common shareholders	$10,999	$9,158
Basic EPS:
Distributed earnings allocated to common stock	$6,206	$6,173
Undistributed earnings allocated to common stock	4,793	2,985
Net income allocated to common shareholders	$10,999	$9,158
Weighted average common shares outstanding including participating securities	94,558	94,068
Less: Participating securities	106	106
Weighted average common shares	94,452	93,962

Basic EPS	$0.116	0.097

Diluted EPS:
Net income allocated to common shareholders	$10,999	$9,158
Weighted average common shares for basic EPS	94,452	93,962
Effect of Dilutive Securities:
Stock Options	129	5
Weighted average common shares including potential dilutive shares	94,581	93,967

Diluted EPS	$0.116	0.097

As of March 31, 2014 and 2013, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million and 2.7 million, respectively. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month periods ended March 31, 2014 and 2013 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013

Service cost	18	14	14	12
Interest cost	336	315	32	24
Expected return on plan assets	(609)	(498)	(169)	(123)
Amortization of net loss (gain)	-	147	(72)	(15)
Amortization of prior service credit	-	-	(45)	(66)
Net periodic benefit	(255)	(22)	(240)	(168)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it did not expect to make contributions to its pension and postretirement benefit plans in 2014.  As of March 31, 2014, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$93,805	39	1,136	92,708
State and political subdivisions	4,862	106	-	4,968
Mortgage backed securities and collateralized mortgage obligations - residential	538,002	442	14,247	524,197
Corporate bonds	6,403	1	2	6,402
Small Business Administration-guaranteed participation securities	109,280	-	7,459	101,821
Mortgage backed securities and collateralized mortgage obligations - commercial	10,898	-	355	10,543
Other	650	-	7	643
Total debt securities	763,900	588	23,206	741,282
Equity securities	10	-	-	10
Total securities available for sale	$763,910	588	23,206	741,292

Index
	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$200,531	22	1,724	198,829
State and political subdivisions	7,623	135	-	7,758
Mortgage backed securities and collateralized mortgage obligations - residential	552,230	267	20,048	532,449
Corporate bonds	10,429	43	1	10,471
Small Business Administration-guaranteed participation securities	111,383	-	8,354	103,029
Mortgage backed securities and collateralized mortgage obligations - commercial	10,965	-	407	10,558
Other	650	-	-	650
Total debt securities	893,811	467	30,534	863,744
Equity securities	10	-	-	10
Total securities available for sale	$893,821	467	30,534	863,754

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2014, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$7,195	7,215
Due in one year through five years	247,453	245,708
Due after five years through ten years	507,942	487,028
Due after ten years	1,310	1,331
	$763,900	741,282

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2014
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$86,885	1,136	-	-	86,885	1,136
Mortgage backed securities and collateralized mortgage obligations - residential	400,364	11,436	84,672	2,811	485,036	14,247
Corporate bonds	501	2	-	-	501	2
Small Business Administration-guaranteed participation securities	39,184	2,699	62,637	4,760	101,821	7,459
Mortgage backed securities and collateralized mortgage obligations - commercial	10,543	355	-	-	10,543	355
Other	593	7	-	-	593	7

Total	$538,070	15,635	147,309	7,571	685,379	23,206

	December 31, 2013
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$198,023	1,724	-	-	198,023	1,724
Mortgage backed securities and collateralized mortgage obligations - residential	466,056	17,698	54,835	2,350	520,891	20,048
Corporate bonds	902	1	-	-	902	1
Small Business Administration-guaranteed participation securities	103,029	8,354	-	-	103,029	8,354
Mortgage backed securities and collateralized mortgage obligations - commercial	10,558	407	-	-	10,558	407

Total	$778,568	28,184	54,835	2,350	833,403	30,534

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months end March 31, 2014 and 2013 are as follows:

(dollars in thousands)	Three months ended March 31,
	2014	2013

Proceeds from sales	$-	-
Proceeds from calls	141,322	108,997
Gross realized gains	6	2
Gross realized losses	-	-

Tax expense recognized on net gains on sales of securities available for sale were approximately $2 thousand and $1 thousand for the three months ended March 31, 2014 and 2013 respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$72,188	3,194	41	75,341
Corporate bonds	9,948	1,380	-	11,328
Total held to maturity	$82,136	4,574	41	86,669

	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$76,270	2,744	138	78,876
Corporate bonds	9,945	1,484	-	11,429
Total held to maturity	$86,215	4,228	138	90,305

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2014, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$-	-
Due in one year through five years	80,433	84,866
Due in five years through ten years	1,703	1,803
	$82,136	86,669

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index
Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position were as follows:

	March 31, 2014
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$10,576	41	-	-	10,576	41
Total	$10,576	41	-	-	10,576	41

	December 31, 2013
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$27,091	138	-	-	27,091	138
Total	$27,091	138	-	-	27,091	138

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2014 and 2013.

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

Index
As of March 31, 2014, the Company’s security portfolio consisted of 192 securities, 94 of which were in an unrealized loss position, and are discussed below.

U.S. government-sponsored enterprises

In the case of unrealized losses on U.S. government-sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed securities and collateralized mortgage obligations - residential

All of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Corporate bonds

The Company’s exposure is primarily in bonds of firms in the financial sector. All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity. The Company actively monitors the firms and the bonds. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed securities and collateralized mortgage obligations - commercial

All of the mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Index
Other securities

In the case of unrealized losses on other securities, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

As a result of the above analysis, for the three months ended March 31, 2014, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

(4) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:
	March 31, 2014
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$168,226	22,097	190,323
Other	30,047	73	30,120
Real estate mortgage - 1 to 4 family:
First mortgages	1,928,369	394,053	2,322,422
Home equity loans	48,249	4,203	52,452
Home equity lines of credit	303,023	36,948	339,971
Installment	5,114	600	5,714
Total loans, net	$2,483,028	457,974	2,941,002
Less: Allowance for loan losses			47,035
Net loans			$2,893,967

Index
	December 31, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$169,722	21,404	191,126
Other	32,323	32	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	1,909,447	378,361	2,287,808
Home equity loans	47,494	3,642	51,136
Home equity lines of credit	304,044	36,445	340,489
Installment	5,292	603	5,895
Total loans, net	$2,468,322	440,487	2,908,809
Less: Allowance for loan losses			47,714
Net loans			$2,861,095

* Includes New York, New Jersey, Vermont, and Massachusetts.

At March 31, 2014 and December 31, 2013, the Company had approximately $35.2 million and $35.4 million of real estate construction loans.  As of March 31, 2014, approximately $15.7 million are secured by first mortgages to residential borrowers while approximately $19.5 million were to commercial borrowers for residential construction projects. Of the $35.4 million in real estate construction loans at December 31, 2013, approximately $13.9 million are secured by first mortgages to residential borrowers while approximately $21.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2014
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$4,731	517	5,248
Other	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	29,589	4,135	33,724
Home equity loans	663	-	663
Home equity lines of credit	4,345	533	4,878
Installment	103	7	110
Total non-accrual loans	39,553	5,192	44,745
Restructured real estate mortgages - 1 to 4 family	162	-	162
Total nonperforming loans	$39,715	5,192	44,907

Index
	December 31, 2013
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in nonaccrual status:
Commercial:
Commercial real estate	$6,620	-	6,620
Other	332	-	332
Real estate mortgage - 1 to 4 family:
First mortgages	26,713	4,781	31,494
Home equity loans	691	-	691
Home equity lines of credit	3,641	356	3,997
Installment	93	-	93
Total non-accrual loans	38,090	5,137	43,227
Restructured real estate mortgages - 1 to 4 family	166	-	166
Total nonperforming loans	$38,256	5,137	43,393

As of March 31, 2014 and December 31, 2013, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2014 and December 31, 2013:

New York and other states:
	March 31, 2014
(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$466	215	3,432	4,113	164,113	168,226
Other	-	-	122	122	29,925	30,047
Real estate mortgage - 1 to 4 family:
First mortgages	6,108	2,215	20,938	29,261	1,899,108	1,928,369
Home equity loans	29	48	469	546	47,703	48,249
Home equity lines of credit	1,238	253	2,172	3,663	299,360	303,023
Installment	37	5	85	127	4,987	5,114

Total	$7,878	2,736	27,218	37,832	2,445,196	2,483,028

Florida:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	22,097	22,097
Other	-	-	-	-	73	73
Real estate mortgage - 1 to 4 family:
First mortgages	1,082	1,466	2,909	5,457	388,596	394,053
Home equity loans	22	-	-	22	4,181	4,203
Home equity lines of credit	23	-	533	556	36,392	36,948
Installment	-	4	3	7	593	600

Total	$1,127	1,470	3,445	6,042	451,932	457,974

Index
Total:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$466	215	3,432	4,113	186,210	190,323
Other	-	-	122	122	29,998	30,120
Real estate mortgage - 1 to 4 family:
First mortgages	7,190	3,681	23,847	34,718	2,287,704	2,322,422
Home equity loans	51	48	469	568	51,884	52,452
Home equity lines of credit	1,261	253	2,705	4,219	335,752	339,971
Installment	37	9	88	134	5,580	5,714

Total	$9,005	4,206	30,663	43,874	2,897,128	2,941,002

New York and other states:
	December 31, 2013
(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$583	1,426	3,379	5,388	164,334	169,722
Other	209	-	123	332	31,991	32,323
Real estate mortgage - 1 to 4 family:
First mortgages	4,664	2,042	17,624	24,330	1,885,117	1,909,447
Home equity loans	46	18	552	616	46,878	47,494
Home equity lines of credit	1,014	331	1,897	3,242	300,802	304,044
Installment	85	12	77	174	5,118	5,292

Total	$6,601	3,829	23,652	34,082	2,434,240	2,468,322

Florida:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	21,404	21,404
Other	-	-	-	-	32	32
Real estate mortgage - 1 to 4 family:
First mortgages	552	-	4,229	4,781	373,580	378,361
Home equity loans	-	-	-	-	3,642	3,642
Home equity lines of credit	109	-	247	356	36,089	36,445
Installment	-	2	-	2	601	603

Total	$661	2	4,476	5,139	435,348	440,487

Index
Total:

(dollars in thousands)	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$583	1,426	3,379	5,388	185,738	191,126
Other	209	-	123	332	32,023	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	5,216	2,042	21,853	29,111	2,258,697	2,287,808
Home equity loans	46	18	552	616	50,520	51,136
Home equity lines of credit	1,123	331	2,144	3,598	336,891	340,489
Installment	85	14	77	176	5,719	5,895

Total	$7,262	3,831	28,128	39,221	2,869,588	2,908,809

At March 31, 2014 and December 31, 2013, there were no loans that are 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on nonaccrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states	260	925	49	1,234
Florida	613	467	2	1,082
Total loan chargeoffs	873	1,392	51	2,316

Recoveries of loans previously charged off:
New York and other states	18	74	5	97
Florida	1	39	-	40
Total recoveries	19	113	5	137
Net loans charged off	854	1,279	46	2,179
Provision for loan losses	675	773	52	1,500
Balance at end of period	$3,840	43,091	104	47,035

(dollars in thousands)	For the three months ended March 31, 2013
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states	250	1,637	19	1,906
Florida	100	405	-	505
Total loan chargeoffs	350	2,042	19	2,411

Recoveries of loans previously charged off:
New York and other states	2	74	4	80
Florida	1	61	-	62
Total recoveries	3	135	4	142
Net loans charged off	347	1,907	15	2,269
Provision for loan losses	540	1,433	27	2,000
Balance at end of period	$3,964	43,595	99	47,658

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014
	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,840	43,091	104	47,035

Total ending allowance balance	$3,840	43,091	104	47,035

Loans:
Individually evaluated for impairment	$5,370	22,541	-	27,911
Collectively evaluated for impairment	215,073	2,692,304	5,714	2,913,091

Total ending loans balance	$220,443	2,714,845	5,714	2,941,002

(dollars in thousands)	December 31, 2013
	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,019	43,597	98	47,714

Total ending allowance balance	$4,019	43,597	98	47,714

Loans:
Individually evaluated for impairment	$8,082	21,258	-	29,340
Collectively evaluated for impairment	215,399	2,658,175	5,895	2,879,469

Total ending loans balance	$223,481	2,679,433	5,895	2,908,809

The Company did not acquire any loans with deteriorated credit quality in 2014 and 2013.

The Company has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2014 and December 31, 2013 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2014 and December 31, 2013:

New York and other states:
	March 31, 2014
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$4,731	6,813	-	5,339
Other	122	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	17,140	18,321	-	17,076
Home equity loans	461	485	-	521
Home equity lines of credit	2,573	2,978	-	2,598

Total	$25,027	28,719	-	25,656

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$517	1,130	-	926
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,732	2,024	-	1,734
Home equity loans	-	-	-	-
Home equity lines of credit	635	734	-	449

Total	$2,884	3,888	-	3,109

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,248	7,943	-	6,265
Other	122	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	18,872	20,345	-	18,810
Home equity loans	461	485	-	521
Home equity lines of credit	3,208	3,712	-	3,047

Total	$27,911	32,607	-	28,765

Index
New York and other states:
	December 31, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,620	8,039	-	6,013
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	16,257	17,353	-	14,706
Home equity loans	561	614	-	636
Home equity lines of credit	2,528	2,825	-	2,051

Total	$26,298	29,163	-	23,571

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$1,130	1,130	-	1,401
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,630	1,922	-	1,611
Home equity lines of credit	282	380	-	100

Total	$3,042	3,432	-	3,112

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$7,750	9,169	-	7,414
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	17,887	19,275	-	16,317
Home equity loans	561	614	-	636
Home equity lines of credit	2,810	3,205	-	2,151

Total	$29,340	32,595	-	26,683

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material in 2014 and 2013.

As of March 31, 2014 and December 31, 2013 impaired loans included in approximately $8.9 million and $8.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Index
Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge-off is taken at that time. As a result, as of March 31, 2014 and December 31, 2013, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s during the three months ended March 31, 2014 and 2013:

	During the three months ended 3/31/2014			During the three months ended 3/31/2013
New York and other states:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	8	1,378	1,378	12	1,466	1,466
Home equity loans	1	4	4	3	61	61
Home equity lines of credit	1	122	122	5	134	134

Total	10	$1,504	1,504	20	$1,661	1,661

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	173	173	3	387	387
Home equity lines of credit	2	354	354	-	-	-

Total	4	$527	527	3	$387	387

The addition of these TDR’s did not have a significant impact on the allowance for loan losses.

The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2014 and 2013 which had been modified within the last twelve months:

	Three months ended 3/31/2014		Three months ended 3/31/2013
New York and other states:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	4	245	20	2,773
Home equity loans	-	-	4	147
Home equity lines of credit	-	-	9	551

Total	4	$245	33	$3,471

Florida:
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	5	607
Home equity lines of credit	1	280	-	-

Total	1	$280	5	$607

Index

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s underwriting policy.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In situations involving a borrower filing for Chapter 13 bankruptcy protection, however, a loan is considered to be in payment default once it is 30 days contractually past due, consistent with the treatment by the bankruptcy court.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses as the underlying collateral was evaluated at the time these loans were identified as TDR’s, and a charge-off was taken at that time, if necessary. Collateral values on these loans, as well as all nonaccrual loans, are reviewed for collateral sufficiency on a quarterly basis.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans over $150 thousand, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. In addition, the Company’s internal loan review department reviews non-homogeneous loans over $250 thousand by testing the loan grades assigned through the Company’s grading process.

The Company uses the following definitions for classified loans:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

Index
As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$160,244	7,982	168,226
Other	29,555	492	30,047

	$189,799	8,474	198,273

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$21,580	517	22,097
Other	73	-	73

	$21,653	517	22,170

	December 31, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,024	10,698	169,722
Other	31,691	632	32,323

	$190,715	11,330	202,045

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$20,274	1,130	21,404
Other	32	-	32

	$20,306	1,130	21,436

Included in classified loans in the above tables are impaired loans of $5.4 million and $8.1 million at March 31, 2014 and December 31, 2013, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2014 and December 31, 2013 is presented in the recorded investment in non-accrual loans table.

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the value that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale is determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and is included in the Consolidated Statements of Income in the respective investment class under total interest and dividend income. Also classified as available for sale securities are equity securities where fair value is determined by quoted market prices and these are designated as Level 1. The Company does not have any securities that would be designated as level 3.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2014 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available-for sale:
U.S. government- sponsored enterprises	$92,708	-	92,708	-
State and political subdivisions	4,968	-	4,968	-
Mortgage-backed securities and collateralized mortgage obligations - residential	524,197	-	524,197	-
Corporate bonds	6,402	-	6,402	-
Small Business Administration- guaranteed participation securities	101,821	-	101,821	-
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,543	-	10,543	-
Other securities and equity securities	653	10	643	-
Total securities available-for-sale	$741,292	10	741,282	-

Index
	Fair Value Measurements at
	December 31, 2013 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available-for sale:
U.S. government-sponsored enterprises	$198,829	-	198,829	-
State and political subdivisions	7,758	-	7,758	-
Mortgage-backed securities and collateralized mortgage obligations - residential	532,449	-	532,449	-
Corporate bonds	10,471	-	10,471	-
Small Business Administration-guaranteed participation securities	103,029	-	103,029
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,558		10,558
Other securities and equity securities	660	10	650	-
Total securities available-for-sale	$863,754	10	863,744	-

There were no transfers between Level 1 and Level 2 in 2014 and 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2014 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$9,007	-	-	9,007
Impaired Loans:
Commercial real estate	632	-	-	632
Real estate mortgage - 1 to 4 family:
First mortgages	1,550	-	-	1,550
Home Equity Loans	-	-	-	-
Home Equity Lines of Credit	163	-	-	163

Index
	Fair Value Measurements at
	December 31, 2013 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$8,729	-	-	8,729
Impaired Loans:
Commercial real estate	1,802	-	-	1,802
Real estate mortgage - 1 to 4 family:
First mortgages	2,425	-	-	2,425
Home Equity Loans	48	-	-	48
Home Equity Lines of Credit	810	-	-	810

Other real estate owned, which is carried at fair value less costs to sell, approximates $9.0 million at March 31, 2014 and consisted of $5.8 million of commercial real estate and $3.2 million of residential real estate properties. A valuation charge of $635 thousand is included in earnings for the three months ended March 31, 2014.

Of the total impaired loans of $27.9 million at March 31, 2014, $2.3 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2014. Gross charge-offs related to commercial impaired loans included in the table above were $663 thousand for the three months ended March 31, 2014, while gross charge-offs related to residential impaired loans included in the table above amounted to $39 thousand.

Other real estate owned, which is carried at fair value less costs to sell, approximates $8.7 million at December 31, 2013 and consisted of $5.0 million of commercial real estate and $3.7 million of residential real estate properties. A valuation charge of $2.2 million is included in earnings for the year ended December 31, 2013.

Of the total impaired loans of $29.3 million at December 31, 2013, $5.1 million are collateral dependent and have had a chargeoff taken and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2013. Gross charge-offs related to commercial impaired loans included in the table above were $761 thousand for the year ended December 31, 2013, while gross charge-offs related to residential impaired loans included in the table above amounted to $534 thousand.

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2014 and December 31, 2013 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2014 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$733,130	733,130		-		-		733,130
Securities available for sale	741,292	10		741,282		-		741,292
Held to maturity securities	82,136	-		86,669		-		86,669
Federal Reserve Bank and Federal Home Loan Bank stock	10,500	N/	A	N/	A	N/	A	N/	A
Net loans	2,893,967	-		-		2,921,344		2,921,344
Accrued interest receivable	10,843	-		2,953		7,890		10,843
Financial liabilities:
Demand deposits	327,779	327,779		-		-		327,779
Interest bearing deposits	3,659,439	2,513,327		1,146,181		-		3,659,508
Short-term borrowings	195,411	-		195,411		-		195,411
Accrued interest payable	471	99		372		-		471

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2013 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$583,044	583,044		-		-		583,044
Securities available for sale	863,754	10		863,744		-		863,754
Held to maturity securities	86,215	-		90,305		-		90,305
Federal Reserve Bank and Federal Home Loan Bank stock	10,500	N/	A	N/	A	N/	A	N/	A
Net loans	2,861,095	-		-		2,910,940		2,910,940
Accrued interest receivable	11,198	-		3,452		7,746		11,198
Financial liabilities:
Demand deposits	318,456	318,456		-		-		318,456
Interest bearing deposits	3,608,615	2,477,567		1,132,025		-		3,609,592
Short-term borrowings	204,162	-		204,162		-		204,162
Accrued interest payable	468	101		367		-		468

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

Securities Held to Maturity

Similar to securities available for sale described previously, the fair value of securities held to maturity are determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and included in the Consolidated Statements of Income in the respective investment class under total interest and dividend income. The Company does not have any securities that would be designated as Level 3.

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

Index
(7) Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

(dollars in thousands)	For the three months ended 3/31/14
	Balance at	Other Comprehensive Income (loss)- Before	Amount reclassified from Accumulated Other Comprehensive	Other Comprehensive Income (loss)- Three months	Balance at
	12/31/2013	Reclassifications	Income	ended 3/31/14	3/31/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	(18,078)	4,427	(4)	4,423	(13,655)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(72)	(72)	4,203

Accumulated other comprehensive income (loss), net of tax	(13,803)	4,427	(76)	4,351	(9,452)

(dollars in thousands)	For the three months ended 3/31/13
	Balance at	Other Comprehensive Income (loss)- Before	Amount reclassified from Accumulated Other Comprehensive	Other Comprehensive Income (loss)- Three months	Balance at
	12/31/2012	Reclassifications	Income	ended 3/31/13	3/31/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	$3,755	(1,767)	(1)	(1,768)	1,987
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	41	41	(2,156)

Accumulated other comprehensive income (loss), net of tax	$1,558	(1,767)	40	(1,727)	(169)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Three Months Ended		Affected
	March 31,		Line Item
(dollars in thousands)	2014	2013	in Statements

Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	6	2	Net gain on securities transactions
Income tax expense	(2)	(1)	Income taxes
Net of tax	4	1

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	72	(132)	Salaries and employee benefits
Amortization of prior service credit	45	66	Salaries and employee benefits
Income tax benefit	(45)	25	Income taxes
Net of tax	72	(41)

Total reclassifications, net of tax	76	(40)

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of March 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company's management.

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

Crowe Horwath LLP

New York, New York
May 2, 2014

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2013, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one-to-four family mortgage loans in its market areas;
•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;
•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan and lease losses;
•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;
•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;
•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

Index
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2013.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2014 and 2013.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2014, with comparisons to the corresponding period in 2013, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2013 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 7, 2014, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets exhibited relatively moderate volatility during the first quarter of 2014 as compared to the fourth quarter of 2013.  For the first quarter, the S&P 500 Index was up 1.3% and the Dow Jones Industrial Average was down 0.7%, however neither moved in a consistent trend during the period, with both at significantly lower levels early in the quarter.  Credit markets also showed lessened volatility during the quarter.  On average, key market rates in the first quarter of 2014 were similar to the fourth quarter of 2013.  For example, the 10 year Treasury averaged 2.77% during Q1 and 2.74% in Q4.  However period-end comparisons show rates down more significantly, with the 10 year falling from 3.04% at December 31, 2013 to 2.73% at March 31, 2014.  The spread between the 10 year and 2 year Treasuries averaged 2.39% for the first quarter down just 3 basis points from the fourth quarter of 2013 and much better than the levels that had persisted prior to the second half of 2013.  The shift towards a slightly steeper yield curve, as indicated by the 10 year / 2 year spread, is a positive for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of these movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the first quarter of 2014.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, remained relatively narrow compared to the Treasury curve during the first quarter of 2014.  Changes in rates and spreads during the current quarter were due to a number of factors, however uncertainty about the direction that the Federal Reserve Board would take in regard to the extraordinary accommodations that have influenced markets in recent years, and further uncertainty regarding the economy and related issues were key factors.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread(%)

Q1/13	Beg of Q1	0.08	0.27	0.76	1.86	1.59
	Peak	0.14	0.30	0.92	2.07	1.80
	Trough	0.06	0.23	0.75	1.84	1.58
	End of Q1	0.07	0.25	0.77	1.87	1.62
	Average in Q1	0.09	0.26	0.82	1.95	1.69

Q2/13	Beg of Q2	0.08	0.23	0.76	1.86	1.63
	Peak	0.08	0.43	1.49	2.60	2.17
	Trough	0.03	0.20	0.65	1.66	1.46
	End of Q2	0.04	0.36	1.41	2.52	2.16
	Average in Q2	0.05	0.27	0.91	1.99	1.71

Q3/13	Beg of Q3	0.04	0.34	1.39	2.50	2.16
	Peak	0.06	0.52	1.85	2.98	2.52
	Trough	-	0.30	1.31	2.48	2.14
	End of Q3	0.02	0.33	1.39	2.64	2.31
	Average in Q3	0.03	0.37	1.50	2.71	2.34

Q4/13	Beg of Q4	0.02	0.33	1.42	2.66	2.33
	Peak	0.14	0.42	1.75	3.04	2.66
	Trough	0.02	0.28	1.29	2.51	2.20
	End of Q4	0.07	0.38	1.75	3.04	2.66
	Average in Q4	0.06	0.33	1.44	2.74	2.42

Q1/14	Beg of Q1	0.07	0.39	1.72	3.00	2.61
	Peak	0.08	0.47	1.77	3.01	2.61
	Trough	0.02	0.30	1.44	2.60	2.24
	End of Q1	0.05	0.44	1.73	2.73	2.29
	Average in Q1	0.05	0.37	1.60	2.77	2.39

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and continued high levels of financial leverage in some sectors.  There have been some encouraging economic reports; however the level of persistent strength needed to significantly change the overall condition of the economy has not materialized.  There has been some improvement in recent quarters, including gains in home values in some areas, but the housing market remains soft in other areas and job creation, while improved, has continued to lag.  Government budget deficits and debt levels in the United States remain a concern, and sovereign fiscal issues in a number of European nations, as well as slowing economies in China and elsewhere continue to contribute to global economic issues.

Index
The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States Government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”), implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  As noted, uncertainty regarding the eventual need for the FRB to move away from its quantitative easing (“QE”) programs and other easy money policies and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, or if any of those programs will be unwound at all.

The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act.”), which has had and will likely continue to have a significant impact on the financial services industry.  In July 2013, the FDIC and the FRB approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to average consolidated assets ratio (known as the “leverage ratio”) of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations, as stipulated in the new rules, on paying dividends, engaging in share repurchases, and paying discretionary bonuses if our capital level falls below the buffer amount.

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

Index
The Dodd-Frank Act also included provisions that created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection, be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the OCC).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive practices.  These new and revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

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

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent quarters, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at March 31, 2014, should general housing prices and other economic measures, such as unemployment in the Company’s market areas deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  Also, as noted, the level of rates was relatively stable during the quarter.  The average slope of the curve (measured by the 10 year Treasury versus the 2 year Treasury) declined 3 basis points to 2.39% in the first quarter of 2014 compared to the fourth quarter of 2013.  As noted, a steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, future changes in the FRB’s quantitative easing and related programs or gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Home foreclosures have declined nationally over the last year but remain an area of political, regulatory and media interest.  Problems such as instances of foreclosures where the paperwork or process may not have met legal requirements have created significant legal and public relations problems for banks and other mortgage lenders.  Since the financial crisis began in 2008, numerous government and private actions have been undertaken relative to home lending, resulting in billions of dollars of fines against major industry participants for issues involving various aspects of their mortgage businesses, including foreclosure process issues. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is extremely limited.

Index
Overview
TrustCo recorded net income of $11.0 million, or $0.116 of diluted earnings per share for the three months ended March 31, 2014, as compared to net income of $9.2 million or $0.097 of diluted earnings per share in the same period in 2013.

The primary factors accounting for the change in net income for three month periods ended March 31, 2014 as compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $210.7 million to $4.45 billion for the first quarter of 2014 compared to the same period in 2013.

•	An increase in the average balance of interest bearing liabilities of $147.4 million to $3.82 billion for the first quarter of 2014 as compared to the same period in 2013.

•	A decrease in taxable equivalent net interest margin for the first quarter of 2014 to 3.13% from 3.19% in the prior year period. The decline in the margin was more than offset by the beneficial impact of the increase in average earning assets, resulting in a increase of $994 thousand in taxable equivalent net interest income in the first quarter of 2014 compared to the first quarter of 2013

•	A decrease in the provision for loan losses to $1.5 million in the first quarter of 2014 from $2.0 million in the first quarter of 2013.

•	An increase of $1.2 million in noninterest income, including a $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida, for the first quarter of 2014 as compared to 2013.

•	A decrease of $862 thousand in noninterest expense, excluding other real estate (ORE) expense, for the first quarter of 2014 as compared to the first quarter of 2013.

•	An increase of $1.6 million in income taxes, resulting from higher pre-tax profits and a $200 thousand write-down of the deferred tax asset arising from changes in New York State tax law.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2013 is a description of the effect interest rates had on the results for the year 2013 compared to 2012.  Many of the same market factors discussed in the 2013 Annual Report continued to have a significant impact on the first quarter results for 2014.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on deposits was lower in the first quarter of 2014 relative to the prior year period, but was unchanged as compared to the fourth quarter of 2013.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released March 19, 2014) this includes the purchase of agency mortgage-backed securities at a pace of $25 billion per month and longer-term Treasury securities at a pace of $30 billion per month, as well as the reinvestment of principal payments from FRB holdings.  Both of these figures have been scaled down by the FRB in recent months.  Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Alternatively, the FRB could continue to ratchet down purchases gradually, and also gradually stop reinvesting principal payments.  This approach would likely be less disruptive to markets in an immediate sense, but would take a relatively long time to complete.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
The principal loan products for TrustCo are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was roughly the same, on average, during the first quarter of 2014 as compared to the fourth quarter of 2013, although the yield remains at relatively modest levels as compared to historical yields.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not generally sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.  The futures of Freddie Mac and Fannie Mae remain uncertain as Congress debates the structure of both entities.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments during the first quarter of 2014.  As noted, deposit costs were lower in the first quarter of 2014 compared to the prior year, but were virtually flat with the fourth quarter of 2013.

While TrustCo has been affected by aspects of the overall changes in financial markets, it was not affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and non-performing loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the first quarter of 2014, the net interest margin was 3.13%, down 6 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of federal funds sold and other short-term investments increased by $169.4 million while the average yield was up 1 basis point to 25 basis points. The increase in the average balance reflects the decision to temporarily limit purchases of additional securities given the relative attractiveness of loans versus securities.

•	The average balance of securities available for sale decreased by $151.4 million while the average yield increased to 2.04% for the first quarter of 2014 compared to 1.84% for the same period in 2013. The average balance of held-to-maturity securities decreased by $41.6 million and the average yield increased to 3.70% for the first quarter of 2014 compared to 3.50% for the same period in 2013.

•	The average loan portfolio grew by $233.5 million to $2.92 billion and the average yield decreased 18 basis points to 4.52% in the first quarter of 2014 compared to the same period in 2013. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $147.4 million and the average rate paid decreased 3 basis points to 0.40% in the first quarter of 2014 compared to the same period in 2013. The decline in the rates paid on interest bearing liabilities reflects the Bank’s decision to lower rates offered in response to market interest rates and changes in competitive conditions.

During the first quarter of 2014, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $4.23 billion in the first quarter of 2013 to $4.45 billion in the same period of 2014 with an average yield of 3.56% in 2013 and 3.48% in 2014.  Interest income on average earning assets increased from $37.6 million in the first quarter of 2013 to $38.5 million in the first quarter of 2014, on a tax equivalent basis, as the increase in average earning assets more than offset the decline in average yield.

Loans
The average balance of loans was $2.92 billion in the first quarter of 2014 and $2.69 billion in the comparable period in 2013.  The yield on loans decreased 18 basis points to 4.52%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $31.5 million in the first quarter of 2013 to $32.9 million in the first quarter of 2014.

Compared to the first quarter of 2013, the average balance of the loan portfolio during the first quarter of 2014 increased in all categories, including residential mortgage, commercial loan, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.36 billion in 2014 compared to $2.14 billion in 2013, an increase of 10.3%.  The average yield on residential mortgage loans decreased by 23 basis points to 4.60% in the first quarter of 2014 compared to 2013.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly in recent years as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include extremely low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $6.1 million to an average balance of $222.3 million in the first quarter of 2014 compared to the same period in the prior year.  The average yield on this portfolio decreased 24 basis points to 5.03% over the same period.

Index
The average yield on home equity credit lines increased 8 basis points to 3.49% during the first quarter of 2014 compared to 3.41% in the prior period.  The average balances of home equity lines increased 2.2% to $340.7 million in the first quarter of 2014 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the first quarter of 2014 was $851.6 million compared to $1.0 billion for the comparable period in 2013.  The decreased balances reflect routine paydowns, calls, maturities and limited new investment purchases.  The average yield was 2.04% for the first quarter of 2014 and 1.84% for the first quarter of 2013.  The improvement in yield primarily reflects the change in the portfolio mix and the impact of slowing prepayment rates on mortgage-backed securities.  This portfolio is primarily comprised of agency issued residential mortgage-backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency issued commercial mortgage-backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income, net of tax.

The net unrealized loss in the available-for-sale securities portfolio was $22.6 million as of March 31, 2014 compared to a net unrealized loss of $30.1 million as of December 31, 2013.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.  In the case of corporate bonds, pricing can be affected by the market’s view of the creditworthiness of the issuing companies.  All of the corporate bonds owned continue to be rated investment grade and are performing in accordance with the contractual term of the bonds.

Held-to-Maturity Securities
The average balance of held-to-maturity securities was $84.3 million for the first quarter of 2014 compared to $125.9 million in the first quarter of 2013.  The decrease in balances reflects  routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.70% for the first quarter of 2014 compared to 3.50% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2014, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2014 first quarter average balance of federal funds sold and other short-term investments was $575.4 million, a $169.4 million increase from the $406.0 million average for the same period in 2013.  The yield was up 1 basis point to 0.25%.  Interest income from this portfolio increased $106 thousand from $245 thousand in 2013 to $351 thousand in 2014, reflecting the average balance increase and slightly higher yield.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings and certificates of deposit) increased $113.3 million to $3.62 billion for the first quarter of 2014 versus the prior year, and the average rate paid decreased from 0.41% for 2013 to 0.38% for 2014.  Total interest expense on these deposits decreased $104 thousand to $3.4 million in the first quarter of 2014 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits as well as renewed growth in certificates of deposit.  From the first quarter of 2013 to the first quarter of 2014, interest bearing demand account average balances were up 9.6%, money market account average balances were down 1.9% and savings account average balances were up 1.8%, while non-interest demand average balances were up 9.8%.  Average balances in certificates of deposits increased 4.7% over the same time frame, and constitute 29.0% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At March 31, 2014, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$779,138
1 to 2 years	327,889
2 to 3 years	28,890
3 to 4 years	5,184
4 to 5 years	4,917
Over 5 years	94
$1,146,112

Average short-term borrowings for the quarter were $202.2 million in 2014 compared to $168.1 million in 2013.  The average rate decreased during this time period from 0.88% in 2013 to 0.79% in 2014.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $994 thousand to $34.7 million in the first quarter of 2014 as compared to the same period in 2013.  The net interest spread was down 5 basis points to 3.08% in the first quarter of 2014 as compared to the year ago period. As previously noted, the net interest margin was down 6 basis points to 3.13% for the first quarter of 2014 as compared to the same period in 2013.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and troubled debt restructurings (TDRs).  The following describes the nonperforming assets of TrustCo as of March 31, 2014:

Nonperforming loans: Total NPLs were $44.9 million at March 31, 2014, compared to $43.4 million at December 31, 2013 and $49.9 million at March 31, 2013.  There were $44.7 million of nonaccrual loans at March 31, 2014 compared to $43.2 million at December 31, 2013 and $49.6 million at March 31, 2013.  There were no loans at March 31, 2014 and 2013 and December 31, 2013 that were past due 90 days or more and still accruing interest.

At March 31, 2014, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $44.9 million, $39.4 million were residential real estate loans and $5.4 million were commercial mortgages and commercial loans, compared to $36.3 million and $7.0 million, respectively at December 31, 2013.

As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been favorable with net charge-offs of 0.19% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2014 (annualized), compared to 0.31% for the first quarter of 2013 and 0.20% in the fourth quarter of 2013.  These levels still remain somewhat elevated compared to historical levels, reflecting current economic conditions.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At March 31, 2014, 84.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 15.6% were in Florida.  Those figures compare to 84.9% and 15.1%, respectively at December 31, 2013.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 8.0% and 4.8%, respectively, as of March 31, 2014.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2013 numbers of 8.2% in New York and 4.9% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs) have generally been more heavily weighted towards Florida in recent years.  However, as of March 31, 2014, NPLs were roughly in line with regional outstandings, as 11.6% of nonperforming loans were to Florida borrowers, compared to 88.4% in New York and surrounding areas.  The level of Florida based NPLs was 11.8% of total NPLs as of December 31, 2013.  For the three months ended March 31, 2014, New York and surrounding areas and Florida each experienced net charge-offs of approximately $1.1 million.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2014, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $5.4 million of nonaccrual commercial mortgages and loans classified as impaired as of March 31, 2014, compared to $8.1 million at December 31, 2013.  There were $22.5 million of impaired residential loans at March 31, 2014, compared to $21.3 million at December 31, 2013.  The average balances of all impaired loans were $28.8 million during the first quarter of 2014 and $26.7 million for the full year 2013.

At March 31, 2014 there was $9.0 million of foreclosed real estate as compared to $8.7 million at December 31, 2013.

During the first quarter of 2014, there were $873 thousand of gross commercial loan charge offs and $1.4 million of gross residential mortgage and consumer loan charge-offs as compared with $350 thousand of gross commercial loan charge-offs and $2.1 million of residential mortgage and consumer loan charge-offs in the first quarter of 2013.  Gross recoveries during the first quarter of 2014 were $19 thousand for commercial loans and $118 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $139 thousand for residential and consumer in the first quarter of 2013.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	March 31, 2014		December 31, 2013
(dollars in thousands)		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,528	6.83%	$3,667	6.95%
Real estate - construction	567	1.20	585	1.22
Real estate mortgage - 1 to 4 family	36,175	80.22	36,678	79.92
Home equity lines of credit	6,661	11.56	6,686	11.71
Installment Loans	104	0.19	98	0.20
	$47,035	100.00%	$47,714	100.00%

At March 31, 2014, the allowance for loan losses was $47.0 million, compared to the March 31, 2013 balance of $47.7 million and $47.7 million at December 31, 2013.  The allowance represents 1.60% of the loan portfolio as of March 31, 2014 compared to 1.76% at March 31, 2013 and 1.64% at December 31, 2013.

The provision for loan losses was $1.5 million for the quarter ended March 31, 2014 compared to $2.0 million for the first quarter of 2013.  Net charge-offs for the three-month period ended March 31, 2014 were $2.2 million, compared to $2.3 million in the year earlier period.  The decrease in the provision for loan losses in 2014, as compared to net charge-offs, was primarily related to trends in the NPLs and charge-offs and generally better conditions in Florida, where loss severity was particularly high during the financial crisis.  Charge-offs in Florida have generally declined compared to the crisis period, but rose in the first quarter of 2014 as compared to both the fourth quarter of 2013 and the year earlier period.

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

Management continues to monitor these factors in determining future provisions or recapture for loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

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

Using this model, the fair value of capital projections as of March 31, 2014 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2014. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2014	Fair value of Assets
+400 BP	20.22%
+300 BP	21.27
+200 BP	22.21
+100 BP	22.84
Current rates	22.71
-100 BP	20.96

Noninterest Income
Total noninterest income for the first quarter of 2014 was $5.8 million, compared to $4.6 million in the prior year period.  Net securities transactions were nominal in both the current and prior-year periods.  A gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center was recorded in the first quarter of 2014.

Trustco Financial Services income increased $89 thousand to $1.5 million for the first quarter of 2014 compared to the first quarter of 2013.  Assets under management were $859 million at March 31, 2014 compared to $840 million at December 31, 2013 and $773 million at March 31, 2013.  The increase in assets as compared to December 31, 2013 was due to market value gains and net account acquisition.

Index
The total of fees for other services to customers plus other income (excluding the gain on the sale of the building in the first quarter of 2014) was $2.7 million in the first quarter of 2014, compared to $3.2 million in the same period in 2013.  The decline was due primarily to lower interchange fees and lower overdraft charges.

Noninterest Expenses
Total noninterest expenses were $20.8 million for the three months ended March 31, 2014, compared to $21.6 million for the three months ended March 31, 2013.  The decline of $756 thousand was the result of savings in a number of categories, partly offset by increases in others.  Decreases in salaries and benefits (down $586 thousand), professional expenses (down $134 thousand), advertising (down $131 thousand), FDIC and other insurance (down $106 thousand) and other expenses (down $120 thousand) were partly offset by a $206 thousand increase in net occupancy expenses, and a $106 thousand increase in other real estate expense.  Included in the salary and benefit line is a $529 thousand accrual reversal related to 2013 bonuses.  Full time equivalent headcount was 709 as of March 31, 2014, compared to 761 as of March 31, 2013.  During 2013 the Company implemented changes in its branch staffing model that emphasizes the use of part time employees to meet peak demand without overstaffing during periods of lower demand.  Offsetting the cost savings from staffing level changes was an increase in employee benefit costs.

Income Taxes
In the first quarter of 2014, TrustCo recognized income tax expense of $7.1 million, compared to $5.5 million for the first quarter of 2013.  The effective tax rates were 39.2% and 37.4% for the first quarters of 2014 and 2013, respectively.  First quarter 2014 results reflect the impact of New York State tax law changes which required a deferred tax asset write-down of $200 thousand.  The increase in taxes and effective tax rate reflect both higher income levels and the impact of the $200 write-down.  The tax expense on the Company’s income was different than tax expense at the statutory rate of 35%, due to tax exempt income and the effect of state income taxes.

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

Total shareholders’ equity at March 31, 2014 was $371.8 million, compared to $360.9 million at March 31, 2013. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2014.  This results in a dividend payout ratio of 56.4% based on first quarter 2014 earnings per share of $0.116.

Index
The Company and the Bank achieved the following capital ratios as of March 31, 2014 and December 31, 2013:

Trustco Bank

	As of	As of	Well	Adequately
	3/31/2014	12/31/2013	Capitalized*	Capitalized*

Tier 1 leverage capital	8.10%	8.07%	5.00%	4.00%
Tier 1 risk-based capital	16.67	16.34	6.00	4.00
Total risk-based capital	17.93	17.60	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

	As of	As of
	3/31/2014	12/31/2013

Tier 1 leverage capital	8.30%	8.27%
Tier 1 risk-based capital	17.09	16.74
Total risk-based capital	18.36	18.00

In addition, at March 31, 2014, the consolidated equity to total assets ratio was 8.12%, compared to 8.18% at March 31, 2013.  As a savings and loan holding company, TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in January 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of March 31, 2014 and 2013 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.  Such capital amounts and ratios are not necessarily comparable to the amounts and ratios TrustCo will report when it becomes subject to regulatory capital requirements.

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

The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules described above:

	Current Rules	Final Rules
Common Equity Tier 1 Capital	N/A	4.50%
Tier 1 Capital	4.00%	6.00%
Total Risk-Based Capital	8.00%	8.00%
Common Equity Tier 1 Capital Conservation Buffer	N/A	2.50%

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

Index
In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized will be updated as follows:

	Current Rules	Final Rules
Common Equity Tier 1 Capital	N/A	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	10.00%	10.00%
Leverage Ratio	5.00/ %	5.00%

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2013 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($9.7 million) in 2014 and $1.6 million in 2013.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship

	Three months			Three months
	March 31, 2014			March 31, 2013

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$169,355	506	1.19%	$270,953	816	1.20%	$(310)	(303)	(7)
Mortgage backed securities and collateralized mortgage obligations-residential	545,823	3,078	2.26%	557,408	2,769	1.99%	309	(359)	668
State and political subdivisions	6,133	105	6.85%	18,556	285	6.15%	(180)	(376)	196
Corporate bonds	8,548	59	2.78%	47,358	218	1.84%	(159)	(646)	487
Small Business Administration-guaranteed participation securities	110,098	556	2.02%	99,683	496	1.99%	60	52	8
Mortgage backed securities and collateralized mortgage obligations-commercial	10,939	38	1.39	8,378	29	1.38	9	9	0
Other	660	4	2.42%	660	5	3.03%	(1)	-	(1)

Total securities available for sale	851,556	4,346	2.04%	1,002,996	4,618	1.84%	(272)	(1,623)	1,351

Federal funds sold and other short-term investments	575,352	351	0.25%	405,953	245	0.24%	106	96	10

Held to maturity securities:
Corporate bonds	9,947	154	6.18%	22,271	312	5.61%	(158)	(348)	190
Mortgage backed securities and collateralized mortgage obligations-residential	74,324	625	3.36%	103,607	789	3.05%	(164)	(593)	429

Total held to maturity securities	84,271	779	3.70%	125,878	1,101	3.50%	(322)	(941)	619

Federal Reserve Bank and Federal Home Loan Bank stock	10,500	133	5.07%	9,632	119	4.94%	14	11	3

Commercial loans	222,332	2,797	5.03%	216,210	2,847	5.27%	(50)	379	(429)
Residential mortgage loans	2,355,125	26,982	4.60%	2,136,067	25,684	4.83%	1,298	7,597	(6,299)
Home equity lines of credit	340,681	2,936	3.49%	333,434	2,800	3.41%	136	65	71
Installment loans	5,596	167	12.11%	4,528	158	14.20%	9	122	(113)

Loans, net of unearned income	2,923,734	32,882	4.52%	2,690,239	31,489	4.70%	1,393	8,163	(6,770)

Total interest earning assets	4,445,413	38,491	3.48%	4,234,698	37,572	3.56%	919	5,706	(4,787)

Allowance for loan losses	(48,219)			(48,458)
Cash & non-interest earning assets	130,091			152,902

Total assets	$4,527,285			$4,339,142

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$605,741	84	0.06%	$552,575	80	0.06%	4	4	-
Money market accounts	646,601	599	0.38%	659,172	685	0.42%	(86)	(14)	(72)
Savings	1,225,364	763	0.25%	1,203,580	916	0.31%	(153)	110	(263)
Time deposits	1,139,811	1,951	0.69%	1,088,877	1,820	0.68%	131	100	31

Total interest bearing deposits	3,617,517	3,397	0.38%	3,504,204	3,501	0.41%	(104)	200	(304)
Short-term borrowings	202,175	393	0.79%	168,059	364	0.88%	29	220	(191)

Total interest bearing liabilities	3,819,692	3,790	0.40%	3,672,263	3,865	0.43%	(75)	420	(495)

Demand deposits	316,009			287,700
Other liabilities	22,311			20,003
Shareholders' equity	369,273			359,176

Total liabilities and shareholders' equity	$4,527,285			$4,339,142

Net interest income , tax equivalent		34,701			33,707		$994	5,286	(4,292)

Net interest spread			3.08%			3.13%

Net interest margin (net interest income to total interest earning assets)			3.13%			3.19%

Tax equivalent adjustment		(45)			(102)

Net interest income		34,656			33,605

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2013 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month periods ended March 31, 2014 and 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2014, the Company had an average balance of Federal Funds sold and other short-term investments of $575.4 million compared to $406.0 million in the first quarter of 2013.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 2, 2014

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