Form 10-Q
period 2014-06-30
TRUSTCO BANK CORP N Y
filed 2014-08-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of August 1, 2014
$1 Par Value	94,676,409

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest and dividend income:
Interest and fees on loans	$33,614	31,639	66,488	63,120
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	381	627	887	1,443
State and political subdivisions	44	148	112	339
Mortgage-backed securities and collateralized mortgage obligations-residential	3,299	2,701	6,377	5,470
Corporate bonds	2	233	61	451
Small Business Administration-guaranteed participation securities	539	564	1,095	1,060
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	38	76	67
Other securities	4	3	8	8
Total interest and dividends on securities available for sale	4,307	4,314	8,616	8,838

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	577	716	1,202	1,505
Corporate bonds	154	214	308	526
Total interest on held to maturity securities	731	930	1,510	2,031

Federal Reserve Bank and Federal Home Loan Bank stock	128	121	261	240
Interest on federal funds sold and other short-term investments	376	327	727	572
Total interest income	39,156	37,331	77,602	74,801

Interest expense:
Interest on deposits:
Interest-bearing checking	89	82	173	162
Savings	592	829	1,355	1,745
Money market deposit accounts	618	630	1,217	1,315
Time deposits	2,035	1,883	3,986	3,703
Interest on short-term borrowings	342	367	735	731
Total interest expense	3,676	3,791	7,466	7,656

Net interest income	35,480	33,540	70,136	67,145
Provision for loan losses	1,500	2,000	3,000	4,000
Net interest income after provision for loan losses	33,980	31,540	67,136	63,145

Noninterest income:
Trustco financial services income	1,405	1,287	2,915	2,708
Fees for services to customers	2,732	2,968	5,253	5,855
Net gain on securities transactions	-	1,432	6	1,434
Other	368	229	2,090	511
Total noninterest income	4,505	5,916	10,264	10,508

Noninterest expenses:
Salaries and employee benefits	8,012	7,647	15,604	15,825
Net occupancy expense	4,110	3,910	8,369	7,963
Equipment expense	1,823	1,582	3,575	3,300
Professional services	1,438	1,565	2,724	2,985
Outsourced services	1,425	1,350	2,750	2,700
Advertising expense	657	714	1,256	1,444
FDIC and other insurance	1,000	1,004	1,904	2,014
Other real estate (income) expense, net	(1,688)	1,473	(833)	2,222
Other	2,660	2,624	4,889	4,973
Total noninterest expenses	19,437	21,869	40,238	43,426

Income before taxes	19,048	15,587	37,162	30,227
Income taxes	7,240	5,824	14,343	11,296

Net income	$11,808	9,763	22,819	18,931

Net income per Common Share:
- Basic	$0.125	0.104	0.241	0.201

- Diluted	$0.125	0.104	0.241	0.201

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$11,808	9,763	22,819	18,931

Net unrealized holding gain (loss) on securities available for sale	11,429	(26,315)	18,884	(29,254)
Reclassification adjustments for net gain recognized in income	-	(1,432)	(6)	(1,434)
Tax effect	(4,517)	11,064	(7,543)	12,237

Net unrealized gain (loss) on securities available for sale, net of tax	6,912	(16,683)	11,335	(18,451)

Amortization of net actuarial (gain) loss	(74)	101	(146)	233
Amortization of prior service credit	(45)	(65)	(90)	(131)
Tax effect	48	(15)	93	(40)
Amortization of net actuarial (gain) loss and prior service credit on pension and postretirement plans, net of tax	(71)	21	(143)	62

Other comprehensive income (loss), net of tax	6,841	(16,662)	11,192	(18,389)
Comprehensive income (loss)	$18,649	(6,899)	34,011	542

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$48,034	46,453

Federal funds sold and other short term investments	573,514	536,591
Total cash and cash equivalents	621,548	583,044

Securities available for sale	811,770	863,754

Held to maturity securities (fair value 2014 $82,895; 2013 $90,305)	77,926	86,215

Federal Reserve Bank and Federal Home Loan Bank stock	10,951	10,500

Loans, net of deferred fees and costs	3,006,150	2,908,809
Less:
Allowance for loan losses	46,935	47,714
Net loans	2,959,215	2,861,095

Bank premises and equipment, net	36,658	34,414
Other assets	71,061	82,430

Total assets	$4,589,129	4,521,452

LIABILITIES:
Deposits:
Demand	$324,277	318,456
Interest-bearing checking	643,473	611,127
Savings accounts	1,233,347	1,218,038
Money market deposit accounts	651,367	648,402
Certificates of deposit (in denominations of $100,000 or more)	436,785	419,301
Other time accounts	705,938	711,747
Total deposits	3,995,187	3,927,071

Short-term borrowings	181,516	204,162
Accrued expenses and other liabilities	27,409	28,406

Total liabilities	4,204,112	4,159,639

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized;98,927,123 shares issued at June 30, 2014 and December 31, 2013	98,927	98,927
Surplus	172,769	173,144
Undivided profits	157,832	147,432
Accumulated other comprehensive loss, net of tax	(2,611)	(13,803)
Treasury stock at cost - 4,261,714 and 4,463,786 shares at June 30, 2014 and December 31, 2013, respectively	(41,900)	(43,887)

Total shareholders' equity	385,017	361,813

Total liabilities and shareholders' equity	$4,589,129	4,521,452

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	18,931	-	-	18,931
Other comprehensive loss, net of tax	-	-	-	(18,389)	-	(18,389)
Cash dividend declared, $.1312 per share	-	-	(12,356)	-	-	(12,356)
Sale of treasury stock (268,509 shares)	-	(1,173)	-	-	2,641	1,468
Stock based compensation expense	-	171	-	-	-	171

Ending balance, June 30, 2013	$98,912	173,897	138,953	(16,831)	(46,308)	348,623

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net Income	-	-	22,819	-	-	22,819
Other comprehensive income, net of tax	-	-	-	11,192	-	11,192
Cash dividend declared, $.1312 per share	-	-	(12,419)	-	-	(12,419)
Sale of treasury stock (202,072 shares)	-	(548)	-	-	1,987	1,439
Stock based compensation expense	-	173	-	-	-	173

Ending balance, June 30, 2014	$98,927	172,769	157,832	(2,611)	(41,900)	385,017

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$22,819	18,931

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,432	2,541
Net (gain) loss on sale of other real estate owned	(2,482)	36
Writedown of other real estate owned	998	1,098
Net gain on sale of building held for sale	(1,556)	-
Provision for loan losses	3,000	4,000
Deferred tax expense (benefit)	1,508	(27)
Stock based compensation expense	173	171
Net gain on sale of bank premises and equipment	(1)	(16)
Net gain on sales and calls of securities	(6)	(1,434)
Decrease (increase) in taxes receivable	1,265	(1,329)
Increase in interest receivable	(152)	(332)
Decrease in interest payable	(2)	(24)
Decrease (increase) in other assets	(2,561)	6,272
Increase (decrease) in accrued expenses and other liabilities	(1,009)	1,610
Total adjustments	1,607	12,566
Net cash provided by operating activities	24,426	31,497

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	180,623	323,974
Proceeds from calls and maturities of held to maturity securities	8,289	44,637
Purchases of securities available for sale	(118,755)	(329,374)
Proceeds from maturities of securities available for sale	9,000	10,050
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(451)	(868)
Net increase in loans	(107,000)	(89,783)
Net proceeds from sale of building held for sale	4,745	-
Proceeds from dispositions of other real estate owned	7,230	4,978
Proceeds from dispositions of bank premises and equipment	53	16
Purchases of bank premises and equipment	(4,160)	(4,603)
Net cash used in investing activities	(20,426)	(40,973)

Cash flows from financing activities:

Net increase in deposits	68,116	88,683
Net (decrease) increase in short-term borrowings	(22,646)	16,479
Proceeds from sale of treasury stock	1,439	1,468
Dividends paid	(12,405)	(12,338)
Net cash provided by financing activities	34,504	94,292
Net increase in cash and cash equivalents	38,504	84,816
Cash and cash equivalents at beginning of period	583,044	544,016
Cash and cash equivalents at end of period	$621,548	628,832

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,468	7,680
Income taxes paid	13,142	12,691
Other non cash items:
Transfer of loans to other real estate owned	5,880	7,752
Transfer of other real estate owned to fixed assets	568	-
Increase in dividends payable	14	18
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	18,878	(30,688)
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	(7,543)	12,237
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	(236)	102
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	93	(40)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2014, the results of operations for the three months and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2013 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Index
A reconciliation of the component parts of earnings per share for the three months and six months ended June 30, 2014 and 2013 is as follows:

(dollars in thousands, except per share data)
	2014	2013
For the three months ended June 30:
Net income	$11,808	$9,763
Less: Net income allocated to participating securities	13	11
Net income allocated to common shareholders	$11,795	$9,752
Basic EPS:
Distributed earnings allocated to common stock	$6,213	$6,182
Undistributed earnings allocated to common stock	5,582	3,570
Net income allocated to common shareholders	$11,795	$9,752
Weighted average common shares outstanding including participating securities	94,665	94,204
Less: Participating securities	106	106
Weighted average common shares	94,559	94,098

Basic EPS	0.125	0.104

Diluted EPS:
Net income allocated to common shareholders	$11,795	$9,752
Weighted average common shares for basic EPS	94,559	94,098
Effect of Dilutive Securities:
Stock Options	116	7
Weighted average common shares including potential dilutive shares	94,675	94,105

Diluted EPS	0.125	0.104

Index
(dollars in thousands, except per share data)
	2014	2013
For the six months ended June 30:
Net income	$22,819	$18,931
Less: Net income allocated to participating securities	26	21
Net income allocated to common shareholders	$22,793	$18,910
Basic EPS:
Distributed earnings allocated to common stock	$12,419	$12,356
Undistributed earnings allocated to common stock	10,374	6,554
Net income allocated to common shareholders	$22,793	$18,910

Weighted average common shares outstanding including participating securities	94,642	94,134
Less: Participating securities	106	106
Weighted average common shares	94,536	94,028

Basic EPS	0.241	0.201

Diluted EPS:
Net income allocated to common shareholders	$22,793	$18,910
Weighted average common shares for basic EPS	94,536	94,028
Effect of Dilutive Securities:
Stock Options	122	6
Weighted average common shares including potential dilutive shares	94,658	94,034

Diluted EPS	0.241	0.201

For both the three months and six months ended June 30, 2014 and 2013, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million and 2.7 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month and six month periods ended June 30, 2014 and 2013 for its pension and other postretirement benefit plans:

Index
	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013

Service cost	18	20	15	14
Interest cost	336	322	32	27
Expected return on plan assets	(609)	(597)	(169)	(126)
Amortization of net (gain) loss	-	111	(74)	(10)
Amortization of prior service credit	-	-	(45)	(65)
Net periodic benefit	(255)	(144)	(241)	(160)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013

Service cost	36	34	29	26
Interest cost	672	637	64	51
Expected return on plan assets	(1,218)	(1,095)	(338)	(249)
Amortization of net (gain) loss	-	258	(146)	(25)
Amortization of prior service credit	-	-	(90)	(131)
Net periodic benefit	(510)	(166)	(481)	(328)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it did not expect to make contributions to its pension and postretirement benefit plans in 2014.  As of June 30, 2014, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

Index
	June 30, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government sponsored enterprises	$103,805	56	521	103,340
State and political subdivisions	3,823	98	-	3,921
Mortgage backed securities and collateralized mortgage obligations - residential	594,869	1,885	7,237	589,517
Corporate bonds	1,403	-	1	1,402

Small Business Administration-guaranteed participation securities	107,542	-	5,175	102,367
Mortgage backed securities and collateralized mortgage obligations - commercial	10,832	-	288	10,544
Other	650	-	6	644
Total debt securities	822,924	2,039	13,228	811,735
Equity securities	35	-	-	35
Total securities available for sale	$822,959	2,039	13,228	811,770

	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government sponsored enterprises	$200,531	22	1,724	198,829
State and political subdivisions	7,623	135	-	7,758
Mortgage backed securities and collateralized mortgage obligations - residential	552,230	267	20,048	532,449
Corporate bonds	10,429	43	1	10,471
Small Business Administration-guaranteed participation securities	111,383	-	8,354	103,029
Mortgage backed securities and collateralized mortgage obligations - commercial	10,965	-	407	10,558
Other	650	-	-	650
Total debt securities	893,811	467	30,534	863,744
Equity securities	10	-	-	10
Total securities available for sale	$893,821	467	30,534	863,754

Index
The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2014, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$2,195	2,213
Due in one year through five years	360,427	360,596
Due after five years through ten years	458,992	447,603
Due after ten years	1,310	1,323
	$822,924	811,735

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2014
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$22,503	17	54,995	504	77,498	521
Mortgage backed securities and collateralized mortgage obligations - residential	49,195	242	353,561	6,995	402,756	7,237
Corporate bonds	501	1	-	-	501	1
Small Business Administration-guaranteed participation securities	-	-	102,367	5,175	102,367	5,175
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,543	288	10,543	288
Other	594	6	-	-	594	6
Total	$72,793	266	521,466	12,962	594,259	13,228

Index
	December 31, 2013
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$198,023	1,724	-	-	198,023	1,724
Mortgage backed securities and collateralized mortgage obligations - residential	466,056	17,698	54,835	2,350	520,891	20,048
Corporate bonds	902	1	-	-	902	1
Small Business Administration-guaranteed participation securities	103,029	8,354	-	-	103,029	8,354
Mortgage backed securities and collateralized mortgage obligations - commercial	10,558	407	-	-	10,558	407
Total	$778,568	28,184	54,835	2,350	833,403	30,534

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and six months ended June 30, 2014 and 2013 are as follows:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Proceeds from sales	$-	118,560	$-	118,560
Proceeds from calls	39,301	96,417	180,623	205,414
Gross realized gains	-	1,512	6	1,514
Gross realized losses	-	80	-	80

Tax expense recognized on net gains on sales of securities available for sale were approximately $573 thousand for the three months ended June 30, 2013.  There were no net gains on sales of securities available for sale during the three months ended June 30, 2014.  Tax expense recognized on net gains on sales of securities available for sale were approximately $2 thousand and $574 thousand for the six months ended June 30, 2014 and 2013 respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

Index
	June 30, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$67,974	3,614	-	71,588
Corporate bonds	9,952	1,355	-	11,307
Total held to maturity	$77,926	4,969	-	82,895

	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$76,270	2,744	138	78,876
Corporate bonds	9,945	1,484	-	11,429
Total held to maturity	$86,215	4,228	138	90,305

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2014, based on the securities’ final maturity (mortgage-backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year through five years	76,333	81,192
Due in five years through ten years	1,593	1,703
	$77,926	82,895

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrecognized loss position as of June 30, 2014.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position as of December 31, 2013 were as follows:

December 31, 2013
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$27,091	138	-	-	27,091	138
Total	$27,091	138	-	-	27,091	138

Index
There were no sales or transfers of held to maturity securities during the three months and six months ended June 30, 2014 and 2013.

(c) Other-Than-Temporary Impairment

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

As of June 30, 2014, the Company’s security portfolio consisted of 202 securities, 79 of which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Mortgage backed securities and collateralized mortgage obligations - residential

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Index
Corporate bonds

The Company’s exposure is primarily in bonds of firms in the financial sector. All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity. The Company actively monitors the firms and the bonds. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Mortgage backed securities and collateralized mortgage obligations - commercial
All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Other securities

In the case of unrealized losses on other securities, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

As a result of the above analysis, during the three and six months ended June 30, 2014, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

(5) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

Index
	June 30, 2014
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$167,815	21,908	189,723
Other	32,864	68	32,932
Real estate mortgage - 1 to 4 family:
First mortgages	1,960,668	422,564	2,383,232
Home equity loans	49,695	4,573	54,268
Home equity lines of credit	301,236	38,661	339,897
Installment	5,466	632	6,098
Total loans, net	$2,517,744	488,406	3,006,150
Less: Allowance for loan losses			46,935
Net loans			$2,959,215

	December 31, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$169,722	21,404	191,126
Other	32,323	32	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	1,909,447	378,361	2,287,808
Home equity loans	47,494	3,642	51,136
Home equity lines of credit	304,044	36,445	340,489
Installment	5,292	603	5,895
Total loans, net	$2,468,322	440,487	2,908,809
Less: Allowance for loan losses			47,714
Net loans			$2,861,095

* Includes New York, New Jersey, Vermont, and Massachusetts.

At June 30, 2014 and December 31, 2013, the Company had approximately $34.3 million and $35.4 million of real estate construction loans, respectively.  Of the $34.3 million in real estate construction loans at June 30, 2014, approximately $15.4 million are secured by first mortgages to residential borrowers while approximately $18.9 million were to commercial borrowers for residential construction projects. Of the $35.4 million in real estate construction loans at December 31, 2013, approximately $13.9 million are secured by first mortgages to residential borrowers while approximately $21.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

Index
	June 30, 2014
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$5,010	517	5,527
Other	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	26,886	3,140	30,026
Home equity loans	517	-	517
Home equity lines of credit	4,030	438	4,468
Installment	87	1	88
Total non-accrual loans	36,652	4,096	40,748
Restructured real estate mortgages - 1 to 4 family	159	-	159
Total nonperforming loans	$36,811	4,096	40,907

	December 31, 2013
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$6,620	-	6,620
Other	332	-	332
Real estate mortgage - 1 to 4 family:
First mortgages	26,713	4,781	31,494
Home equity loans	691	-	691
Home equity lines of credit	3,641	356	3,997
Installment	93	-	93
Total non-accrual loans	38,090	5,137	43,227
Restructured real estate mortgages - 1 to 4 family	166	-	166
Total nonperforming loans	$38,256	5,137	43,393

As of June 30, 2014 and December 31, 2013, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2014 and December 31, 2013:

New York and other states:

	June 30, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$54	-	3,493	3,547	164,268	167,815
Other	-	-	122	122	32,742	32,864
Real estate mortgage - 1 to 4 family:
First mortgages	3,515	1,620	20,018	25,153	1,935,515	1,960,668
Home equity loans	57	56	452	565	49,130	49,695
Home equity lines of credit	619	334	2,364	3,317	297,919	301,236
Installment	75	38	74	187	5,279	5,466

Total	$4,320	2,048	26,523	32,891	2,484,853	2,517,744

Index
Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	21,908	21,908
Other	-	-	-	-	68	68
Real estate mortgage - 1 to 4 family:
First mortgages	726	-	2,504	3,230	419,334	422,564
Home equity loans	-	-	-	-	4,573	4,573
Home equity lines of credit	34	-	28	62	38,599	38,661
Installment	14	-	-	14	618	632

Total	$774	-	2,532	3,306	485,100	488,406

Total:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$54	-	3,493	3,547	186,176	189,723
Other	-	-	122	122	32,810	32,932
Real estate mortgage - 1 to 4 family:
First mortgages	4,241	1,620	22,522	28,383	2,354,849	2,383,232
Home equity loans	57	56	452	565	53,703	54,268
Home equity lines of credit	653	334	2,392	3,379	336,518	339,897
Installment	89	38	74	201	5,897	6,098

Total	$5,094	2,048	29,055	36,197	2,969,953	3,006,150

New York and other states:

	December 31, 2013
(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$583	1,426	3,379	5,388	164,334	169,722
Other	209	-	123	332	31,991	32,323
Real estate mortgage - 1 to 4 family:
First mortgages	4,664	2,042	17,624	24,330	1,885,117	1,909,447
Home equity loans	46	18	552	616	46,878	47,494
Home equity lines of credit	1,014	331	1,897	3,242	300,802	304,044
Installment	85	12	77	174	5,118	5,292

Total	$6,601	3,829	23,652	34,082	2,434,240	2,468,322

Index
Florida:

(dollars in thousands)	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	21,404	21,404
Other	-	-	-	-	32	32
Real estate mortgage - 1 to 4 family:
First mortgages	552	-	4,229	4,781	373,580	378,361
Home equity loans	-	-	-	-	3,642	3,642
Home equity lines of credit	109	-	247	356	36,089	36,445
Installment	-	2	-	2	601	603

Total	$661	2	4,476	5,139	435,348	440,487

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$583	1,426	3,379	5,388	185,738	191,126
Other	209	-	123	332	32,023	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	5,216	2,042	21,853	29,111	2,258,697	2,287,808
Home equity loans	46	18	552	616	50,520	51,136
Home equity lines of credit	1,123	331	2,144	3,598	336,891	340,489
Installment	85	14	77	176	5,719	5,895

Total	$7,262	3,831	28,128	39,221	2,869,588	2,908,809

At June 30, 2014 and December 31, 2013, there were no loans that are 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

Index
(dollars in thousands)	For the three months ended June 30, 2014
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,840	43,091	104	47,035
Loans charged off:
New York and other states	13	1,691	32	1,736
Florida	-	75	10	85
Total loan chargeoffs	13	1,766	42	1,821

Recoveries of loans previously charged off:
New York and other states	-	195	8	203
Florida	2	16	-	18
Total recoveries	2	211	8	221
Net loans charged off	11	1,555	34	1,600
Provision for loan losses	244	1,216	40	1,500
Balance at end of period	$4,073	42,752	110	46,935

(dollars in thousands)	For the three months ended June 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,964	43,595	99	47,658
Loans charged off:
New York and other states	49	2,008	16	2,073
Florida	-	162	-	162
Total loan chargeoffs	49	2,170	16	2,235

Recoveries of loans previously charged off:
New York and other states	-	123	3	126
Florida	1	39	-	40
Total recoveries	1	162	3	166
Net loans charged off	48	2,008	13	2,069
Provision (credit) for loan losses	(197)	2,179	18	2,000
Balance at end of period	$3,719	43,766	104	47,589

(dollars in thousands)	For the six months ended June 30, 2014
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states	273	2,617	81	2,971
Florida	613	542	12	1,167
Total loan chargeoffs	886	3,159	93	4,138

Recoveries of loans previously charged off:
New York and other states	18	270	13	301
Florida	3	55	-	58
Total recoveries	21	325	13	359
Net loans charged off	865	2,834	80	3,779
Provision for loan losses	919	1,989	92	3,000
Balance at end of period	$4,073	42,752	110	46,935

(dollars in thousands)	For the six months ended June 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states	299	3,645	35	3,979
Florida	100	567	-	667
Total loan chargeoffs	399	4,212	35	4,646

Recoveries of loans previously charged off:
New York and other states	2	197	7	206
Florida	2	100	-	102
Total recoveries	4	297	7	308
Net loans charged off	395	3,915	28	4,338
Provision for loan losses	343	3,612	45	4,000
Balance at end of period	$3,719	43,766	104	47,589

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(dollars in thousands)		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,073	42,752	110	46,935

Total ending allowance balance	$4,073	42,752	110	46,935

Loans:
Individually evaluated for impairment	$5,949	21,405	-	27,354
Collectively evaluated for impairment	216,706	2,755,992	6,098	2,978,796

Total ending loans balance	$222,655	2,777,397	6,098	3,006,150

	December 31, 2013
(dollars in thousands)		1-to-4 Family
	Commercial Loans	Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,019	43,597	98	47,714

Total ending allowance balance	$4,019	43,597	98	47,714

Loans:
Individually evaluated for impairment	$8,082	21,258	-	29,340
Collectively evaluated for impairment	215,399	2,658,175	5,895	2,879,469

Total ending loans balance	$223,481	2,679,433	5,895	2,908,809

The Company did not acquire any loans with deteriorated credit quality during the three months or six months ended June 30, 2014 and 2013.

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2014 and December 31, 2013 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

The following tables present impaired loans by loan class as of June 30, 2014 and December 31, 2013:

Index
New York and other states:

	June 30, 2014
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,310	6,792	-	5,152
Other	122	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	16,469	17,463	-	16,872
Home equity loans	438	482	-	492
Home equity lines of credit	2,662	3,036	-	2,583

Total	$25,001	27,895	-	25,221

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$517	1,130	-	721
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,224	1,408	-	1,533
Home equity loans	-	-	-	-
Home equity lines of credit	612	684	-	538

Total	$2,353	3,222	-	2,792

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,827	7,922	-	5,873
Other	122	122	-	122
Real estate mortgage - 1 to 4 family:
First mortgages	17,693	18,871	-	18,405
Home equity loans	438	482	-	492
Home equity lines of credit	3,274	3,720	-	3,121

Total	$27,354	31,117	-	28,013

Index
New York and other states:

	December 31, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,620	8,039	-	6,013
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	16,257	17,353	-	14,706
Home equity loans	561	614	-	636
Home equity lines of credit	2,528	2,825	-	2,051

Total	$26,298	29,163	-	23,571

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$1,130	1,130	-	1,401
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,630	1,922	-	1,611
Home equity lines of credit	282	380	-	100

Total	$3,042	3,432	-	3,112

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$7,750	9,169	-	7,414
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	17,887	19,275	-	16,317
Home equity loans	561	614	-	636
Home equity lines of credit	2,810	3,205	-	2,151

Total	$29,340	32,595	-	26,683

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months and six months ended June 30, 2014 and 2013.

Index
As of June 30, 2014 and December 31, 2013 impaired loans included approximately $8.7 million and $8.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2014 and December 31, 2013, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	During the three months ended 6/30/2014			During the three months ended 6/30/2013
New York and other states:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	1	$300	300	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	1,611	1,611	14	2,014	2,014
Home equity loans	1	47	47	4	87	87
Home equity lines of credit	2	443	443	2	87	87

Total	16	$2,401	2,401	20	$2,188	2,188

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	192	192	2	290	290
Home equity lines of credit	-	-	-	1	31	31

Total	2	$192	192	3	$321	321

	During six months ended 6/30/2014			During the six months ended 6/30/2013
New York and other states:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	1	$300	300	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20	2,985	2,985	26	3,480	3,480
Home equity loans	2	51	51	7	148	148
Home equity lines of credit	3	565	565	7	221	221

Total	26	$3,901	3,901	40	$3,849	3,849

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	364	364	5	677	677
Home equity lines of credit	2	354	354	1	31	31

Total	6	$718	718	6	$708	708

Index
The addition of these TDR’s did not have a significant impact on the allowance for loan losses.

The following table presents, by class, TDR’s that defaulted during the three and six months ended June 30, 2014 and 2013 which had been modified within the last twelve months:

New York and other states:

	Three months ended 6/30/2014		Three months ended 6/30/2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	2	161	3	302
Home equity loans	-	-	1	44
Home equity lines of credit	-	-	1	57

Total	2	$161	5	$403

New York and other states:	Six months ended 6/30/2014		Six months ended 6/30/2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	4	308	21	2,634
Home equity loans	-	-	3	78
Home equity lines of credit	-	-	9	532

Total	4	$308	33	$3,244

Florida:

	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	3	375
Home equity lines of credit	1	279	-	-

Total	1	$279	3	$375

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

Index
The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses as the underlying collateral was evaluated at the time these loans were identified as TDR’s, and a charge off was taken at that time, if necessary. Collateral values on these loans, as well as all non-accrual loans, are reviewed for collateral sufficiency on a quarterly basis.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Index
	June 30, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,539	8,276	167,815
Other	32,258	606	32,864

	$191,797	8,882	200,679

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$21,391	517	21,908
Other	68	-	68

	$21,459	517	21,976

	December 31, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,024	10,698	169,722
Other	31,691	632	32,323

	$190,715	11,330	202,045

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$20,274	1,130	21,404
Other	32	-	32

	$20,306	1,130	21,436

Included in classified loans in the above tables are impaired loans of $5.6 million and $8.1 million at June 30, 2014 and December 31, 2013, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at June 30, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at June 30, 2014 and December 31, 2013 is presented in the recorded investment in non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2014 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available-for sale:
U.S. government-sponsored enterprises	$103,340	-	103,340	-
State and political subdivisions	3,921	-	3,921	-
Mortgage-backed securities and collateralized mortgage obligations - residential	589,517	-	589,517	-
Corporate bonds	1,402	-	1,402	-
Small Business Administration-guaranteed participation securities	102,367	-	102,367	-
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,544	-	10,544	-
Other securities and equity securities	679	35	644	-
Total securities available-for-sale	$811,770	35	811,735	-

Index
	Fair Value Measurements at December 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available-for sale:
U.S. government-sponsored enterprises	$198,829	-	198,829	-
State and political subdivisions	7,758	-	7,758	-
Mortgage-backed securities and collateralized mortgage obligations - residential	532,449	-	532,449	-
Corporate bonds	10,471	-	10,471	-
Small Business Administration-guaranteed participation securities	103,029	-	103,029
Mortgage-backed securities and collateralized mortgage obligations - commercial	10,558		10,558
Other securities and equity securities	660	10	650	-

Total securities available-for-sale	$863,754	10	863,744	-

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2014 and 2013.

Assets measured at fair value on a non-recurring basis are summarized below:

Index
	Fair Value Measurements at June 30, 2014 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$8,295	-	-	8,295
Impaired Loans:
Commercial real estate	780	-	-	780
Real estate mortgage - 1 to 4 family:
First mortgages	1,317	-	-	1,317
Home Equity Loans	13	-	-	13
Home Equity Lines of Credit	202	-	-	202

	Fair Value Measurements at December 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$8,729	-	-	8,729
Impaired Loans:
Commercial real estate	1,802	-	-	1,802
Real estate mortgage - 1 to 4 family:
First mortgages	2,425	-	-	2,425
Home Equity Loans	48	-	-	48
Home Equity Lines of Credit	810	-	-	810

Other real estate owned, which is carried at fair value less costs to sell, approximated $8.3 million at June 30, 2014 and consisted of $5.2 million of commercial real estate and $3.1 million of residential real estate properties. Valuation charges of $363 thousand and $998 thousand are included in earnings for the three months and six months ended June 30, 2014, respectively.

Of the total impaired loans of $27.4 million at June 30, 2014, $2.3 million are collateral dependent and have had a charge off taken and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2014. Gross charge offs related to commercial impaired loans included in the table above were $13 thousand for the three months ended June 30, 2014, while gross charge offs related to residential impaired loans included in the table above amounted to $78 thousand.  For the six months ended June 30, 2014, gross charge offs related to commercial impaired loans included in the table above were $676 thousand while gross charge offs related to residential impaired loans included in the table above amounted to $109 thousand.

Other real estate owned, which is carried at fair value less costs to sell, approximates $8.7 million at December 31, 2013 and consisted of $5.0 million of commercial real estate and $3.7 million of residential real estate properties. A valuation charge of $2.2 million is included in earnings for the year ended December 31, 2013.

Index
Of the total impaired loans of $29.3 million at December 31, 2013, $5.1 million are collateral dependent and have had a charge off taken and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2013. Gross charge offs related to commercial impaired loans included in the table above were $761 thousand for the year ended December 31, 2013, while gross charge offs related to residential impaired loans included in the table above amounted to $534 thousand.

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2014 and December 31, 2013 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2014 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$621,548	621,548		-		-		621,548
Securities available for sale	811,770	35		811,735		-		811,770
Held to maturity securities	77,926	-		82,895		-		82,895
Federal Reserve Bank and Federal
Home Loan Bank stock	10,951	N/	A	N/	A	N/	A	N/	A
Net loans	2,959,215	-		-		3,002,229		3,002,229
Accrued interest receivable	11,350	-		3,233		8,117		11,350
Financial liabilities:
Demand deposits	324,277	324,277		-		-		324,277
Interest bearing deposits	3,670,910	2,528,187		1,143,337		-		3,671,524
Short-term borrowings	181,516	-		181,516		-		181,516
Accrued interest payable	466	100		366		-		466

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2013 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$583,044	583,044		-		-		583,044
Securities available for sale	863,754	10		863,744		-		863,754
Held to maturity securities	86,215	-		90,305		-		90,305
Federal Reserve Bank and Federal
Home Loan Bank stock	10,500	N/	A	N/	A	N/	A	N/	A
Net loans	2,861,095	-		-		2,910,940		2,910,940
Accrued interest receivable	11,198	-		3,452		7,746		11,198
Financial liabilities:
Demand deposits	318,456	318,456		-		-		318,456
Interest bearing deposits	3,608,615	2,477,567		1,132,025		-		3,609,592
Short-term borrowings	204,162	-		204,162		-		204,162
Accrued interest payable	468	101		367		-		468

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. Following is a brief summary of the significant methods and assumptions used in estimating fair values:

Index
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

Index
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

(7) Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	For the three months ended 6/30/2014
		Other	Amount	Other
(dollars in thousands)		Comprehensive	reclassified	Comprehensive
		Income (Loss)-	from Accumulated	Income (Loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	3/31/2014	Reclassifications	Income	ended 6/30/2014	6/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	(13,655)	6,912	-	6,912	(6,743)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	4,203	-	(71)	(71)	4,132

Accumulated other comprehensive income (loss), net of tax	(9,452)	6,912	(71)	6,841	(2,611)

	For the three months ended 6/30/2013
		Other	Amount	Other
(dollars in thousands)		Comprehensive	reclassified	Comprehensive
		Income (Loss)-	from Accumulated	Income (Loss)-
	Balance at	Before	Other Comprehensive	Three months	Balance at
	3/31/2013	Reclassifications	Income	ended 6/30/2013	6/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	$1,987	(15,824)	(859)	(16,683)	(14,696)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	(2,156)	-	21	21	(2,135)

Accumulated other comprehensive income (loss), net of tax	$(169)	(15,824)	(838)	(16,662)	(16,831)

	For the six months ended 6/30/2014
		Other	Amount	Other
(dollars in thousands)		Comprehensive	reclassified	Comprehensive
		Income (Loss)-	from Accumulated	Income (Loss)-
	Balance at	Before	Other Comprehensive	Six months	Balance at
	12/31/2013	Reclassifications	Income	ended 6/30/2014	6/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	(18,078)	11,339	(4)	11,335	(6,743)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(143)	(143)	4,132

Accumulated other comprehensive income (loss), net of tax	(13,803)	11,339	(147)	11,192	(2,611)

	For the six months ended 6/30/2013
		Other	Amount	Other
(dollars in thousands)		Comprehensive	reclassified	Comprehensive
		Income (Loss)-	from Accumulated	Income (Loss)-
	Balance at	Before	Other Comprehensive	Six months	Balance at
	12/31/2012	Reclassifications	Income	ended 6/30/2013	6/30/2013

Net unrealized holding gain (loss) on securities available for sale, net of tax	$3,755	(17,591)	(860)	(18,451)	(14,696)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	62	62	(2,135)

Accumulated other comprehensive income (loss), net of tax	$1,558	(17,591)	(798)	(18,389)	(16,831)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended		Affected
	June 30,		June 30,		Line Item
(dollars in thousands)	2014	2013	2014	2013	in Statements

Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	-	1,432	6	1,434	Net gain on securities transactions
Income tax expense	-	(573)	(2)	(574)	Income taxes
Net of tax	-	859	4	860

Amortization of pension and postretirement benefit items

Amortization of net actuarial gain (loss)	74	(101)	146	(233)	Salaries and employee benefits
Amortization of prior service credit	45	65	90	131	Salaries and employee benefits
Income tax (expense) benefit	(48)	15	(93)	40	Income taxes
Net of tax	71	(21)	143	(62)

Total reclassifications, net of tax	71	838	147	798

(8) New Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04 -Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage loans upon Foreclosure. This standard provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. For public business entities (PBEs) this ASU is effective for annual periods, and interim periods within those annual periods, beginning after Dec 15, 2014. For entities that are not PBEs, this ASU is effective for annual periods beginning after Dec 15, 2014, and for interim periods within annual periods beginning after Dec 15, 2015. Early adoption is permitted. The effect of adopting this standard is not expected to have a material effect on the Company’s results of operations or financial condition.

Index

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of June 30, 2014, the related consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013, and the related changes in shareholders’ equity and cash flows for the six-month period ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company's management.

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

/s/ Crowe Horwath LLP

New York, New York
August 4, 2014

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward-looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, the profitability of growth of the Company’s balance sheet and the ability of its loan products to continue to attract customers if long-term rates rise.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2013, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one- to four-family mortgage loans in its market areas;
•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;
•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;
•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;
•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;

Index
•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2013.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2014 and 2013.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and six month periods ended June 30, 2014, with comparisons to the corresponding period in 2013, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2013 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 7, 2014, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets exhibited relatively moderate volatility during the second quarter of 2014, similar to the first quarter of 2014.  For the second quarter, the S&P 500 Index was up 4.7% and the Dow Jones Industrial Average was up 2.2%, with both indices moving generally up during the period after some softness early in the quarter.  Credit markets also showed lessened volatility during the quarter.  On average, key market rates in the second quarter of 2014 were similar to the first quarter of 2014, however the shape of the curve did change somewhat.  For example, the 10 year Treasury bond averaged 2.62% during Q2 compared to 2.77% in Q1.  However, 2 and 5 year rates rose 5 and 6 basis points, respectively.  As a result, the spread between the 10 year and the 2 year bonds declined from 2.39% on average in Q1 to 2.20% in Q2.  The spread remains much better than it was through much of 2013; for example the average spread in the second quarter of 2013 was 1.71%, 49 basis points below the current quarter.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the second quarter of 2014.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, remained relatively narrow compared to the Treasury curve during the second quarter of 2014, and in fact contracted relative to Q1.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the direction that the Federal Reserve Board would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread(%)

Q2/13	Beg of Q2	0.08	0.23	0.76	1.86	1.63
	Peak	0.08	0.43	1.49	2.60	2.17
	Trough	0.03	0.20	0.65	1.66	1.46
	End of Q2	0.04	0.36	1.41	2.52	2.16
	Average in Q2	0.05	0.27	0.91	1.99	1.71

Q3/13	Beg of Q3	0.04	0.34	1.39	2.50	2.16
	Peak	0.06	0.52	1.85	2.98	2.52
	Trough	0.00	0.30	1.31	2.48	2.14
	End of Q3	0.02	0.33	1.39	2.64	2.31
	Average in Q3	0.03	0.37	1.50	2.71	2.34

Q4/13	Beg of Q4	0.02	0.33	1.42	2.66	2.33
	Peak	0.14	0.42	1.75	3.04	2.66
	Trough	0.02	0.28	1.29	2.51	2.20
	End of Q4	0.07	0.38	1.75	3.04	2.66
	Average in Q4	0.06	0.33	1.44	2.74	2.42

Q1/14	Beg of Q1	0.07	0.39	1.72	3.00	2.61
	Peak	0.08	0.47	1.77	3.01	2.61
	Trough	0.02	0.30	1.44	2.60	2.24
	End of Q1	0.05	0.44	1.73	2.73	2.29
	Average in Q1	0.05	0.37	1.60	2.77	2.39

Q2/14	Beg of Q2	0.04	0.44	1.74	2.77	2.33
	Peak	0.04	0.51	1.80	2.82	2.35
	Trough	0.01	0.35	1.50	2.44	2.06
	End of Q2	0.04	0.47	1.62	2.53	2.06
	Average in Q2	0.03	0.42	1.66	2.62	2.20

Underlying national economic conditions remain subdued, with persistent issues in regard to unemployment and underemployment and continued high levels of financial leverage in some sectors.  There have been some encouraging economic reports; however the level of persistent strength needed to significantly change the overall condition of the economy has not materialized.  There have been some improvements in recent quarters, including a declining unemployment rate and gains in home values in some areas.  However declining rates of labor participation, government budget deficits and debt levels in the United States remain a concern, and sovereign fiscal issues in a number of European nations, as well as slowing economies elsewhere, continue to contribute to global economic issues.

Index
The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”) implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  As noted, uncertainty regarding the eventual need for the FRB to move away from its quantitative easing (“QE”) programs and other easy money policies and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, or if any of those programs will be unwound at all.

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

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to average consolidated assets ratio (known as the “leverage ratio”) of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and when fully phased in, effectively, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. We will be subject to limitations, as stipulated in the new rules, on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital level falls below the buffer amount.

Index
The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions, such as the inability to pay dividends or repurchase shares, if we were to be unable to comply with such requirements.  Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company's current balance sheet composition and capital levels, management believes that the Company will be in compliance with the new requirements.

The Dodd-Frank Act also included provisions that created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the OCC).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive acts and practices.  These new and revised rules have and may continue to increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

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

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent quarters, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at June 30, 2014, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  Also, as noted, the level of rates was relatively stable during the quarter but the shape of the curve did shift somewhat.  The average slope of the curve (measured by the 10 year Treasury versus the 2 year Treasury) declined 19 basis points to 2.20% in the second quarter of 2014 compared to the first quarter of 2014.  As noted, a steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB has been reducing assets purchases under its quantitative easing program over recent months and is currently expecting to end purchases after October.  The end of that program, combined with gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Index
Overview
TrustCo recorded net income of $11.8 million, or $0.125 of diluted earnings per share for the three months ended June 30, 2014, as compared to net income of $9.8 million or $0.104 of diluted earnings per share in the same period in 2013.  For the six months ended June 30, 2014, net income was $22.8 million versus $18.9 million for the year earlier period, while earnings per share were $0.241 compared to $0.201, for the same periods.

The primary factors accounting for the change in net income for three and six month periods ended June 30, 2014 as compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $155.5 million to $4.49 billion for the second quarter of 2014 compared to the same period in 2013, and an increase of $183.0 million for the first six months of 2014 compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $110.4 million to $3.86 billion for the second quarter of 2014 as compared to the same period in 2013, and an increase of $128.8 million for the first six months of 2014 compared to the prior year period.

•	An increase in taxable equivalent net interest margin for the second quarter of 2014 to 3.16% from 3.10% in the prior year period. The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $1.9 million in taxable equivalent net interest income in the second quarter of 2014 compared to the second quarter of 2013. For the six month period, taxable net interest income was up $2.9 million, due entirely to the increase in average earning assets as the net interest margin remained flat at 3.15% versus the year earlier period.

•	A decrease in the provision for loan losses to $1.5 million in the second quarter of 2014 from $2.0 million in the second quarter of 2013 and a decrease in the provision to $3.0 million from $4.0 million for the six month periods.

•	A decrease of $1.4 million in noninterest income, including securities gains for the second quarter of 2014 compared to the prior year. Excluding securities gains, noninterest income was up nominally for the quarter. For the six month periods, noninterest income was down $244 thousand. The six month period in 2014 included a $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida, while the same period in 2013 included securities gains of $1.4 million.

•	A decrease of $2.4 million in noninterest expense, including other real estate (ORE) expense, for the second quarter of 2014 as compared to the second quarter of 2013. Excluding ORE costs, noninterest expense was up $729 thousand. Second quarter 2014 results included a gain of $2.4 million on the sale of owned real estate, which is included in the “Other real estate (income) expense, net” line on the Consolidated Statement of Income. For the six months ended June 30, 2014, noninterest expense declined $3.2 million to $40.2 million. The primary reason for the decline was a $3.1 million swing in the ORE line, again due primarily to the gain of $2.4 million recorded in the second quarter of 2014.

Index
•	An increase of $1.4 million in income taxes, resulting from higher pre-tax profits for the second quarter of 2014 compared to the prior year. For the six months ended June 30, 2014, income taxes were up $3.0 million compared the year earlier period, resulting from higher pre-tax profits and a $200 thousand write-down of the deferred tax asset in first quarter of 2014 from changes in New York State tax law.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2013 is a description of the effect interest rates had on the results for the year 2013 compared to 2012.  Many of the same market factors discussed in the 2013 Annual Report continued to have a significant impact on the second quarter results for 2014.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future but have generally stressed the need to be accommodative given economic conditions.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on deposits was lower in the second quarter of 2014 relative to the prior year period.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index
The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released June 18, 2014) this includes the purchase of agency mortgage-backed securities and longer-term Treasury securities at a pace of $35 billion per month, compared to $85 billion per month at the peak, as well as the reinvestment of principal payments from FRB holdings.  Purchase levels have been scaled down by the FRB in recent months. The FRB has also indicated that it expects to cease its buying program later this year. Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Alternatively, the FRB could gradually stop reinvesting principal payments once it concludes its buying program.  This approach would likely be less disruptive to markets in an immediate sense, but would take a relatively long time to complete.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

The principal loan products for TrustCo are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was down somewhat, on average, during the second quarter of 2014 as compared to the first quarter of 2014, although the yield remains at relatively modest levels as compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2014.  As noted, deposit costs were lower in the second quarter of 2014 compared to the prior year, and also declined relative to the first quarter of 2014.

Index
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

For the second quarter of 2014, the net interest margin was 3.16%, up 6 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of federal funds sold and other short-term investments increased by $77.1 million while the average yield was flat at 25 basis points in the second quarter of 2014 as compared to the same period in 2013. The increase in the average balance reflects the decision to temporarily limit purchases of additional securities given the relative attractiveness of loans versus securities.

•	The average balance of securities available for sale decreased by $133.6 million while the average yield increased to 2.10% for the second quarter of 2014 compared to 1.83% for the same period in 2013. The average balance of held-to-maturity securities decreased by $27.3 million and the average yield increased to 3.64% for the second quarter of 2014 compared to 3.46% for the same period in 2013.

•	The average loan portfolio grew by $238.8 million to $2.97 billion and the average yield decreased 11 basis points to 4.53% in the second quarter of 2014 compared to the same period in 2013. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down. The yield did increase by 1 basis point relative to the first quarter of 2014.

Index
•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $110.4 million and the average rate paid decreased 3 basis points to 0.38% in the second quarter of 2014 compared to the same period in 2013. The decline in the rates paid on interest bearing liabilities reflects the Bank’s decision to lower rates offered in response to market interest rates and changes in competitive conditions.

During the second quarter of 2014, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

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

Earning Assets
Total average interest earning assets increased from $4.34 billion in the second quarter of 2013 to $4.49 billion in the same period of 2014 with an average yield of 3.45% in 2013 and 3.49% in 2014.  Interest income on average earning assets increased from $37.4 million in the second quarter of 2013 to $39.2 million in the second quarter of 2014, on a tax equivalent basis, benefiting from both the increase in average earning assets and the improved yield earned.

Loans
The average balance of loans was $2.97 billion in the second quarter of 2014 and $2.73 billion in the comparable period in 2013.  The yield on loans decreased 11 basis points to 4.53%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $31.6 million in the second quarter of 2013 to $33.6 million in the second quarter of 2014.

Compared to the second quarter of 2013, the average balance of the loan portfolio during the second quarter of 2014 increased in all categories, including residential mortgage, commercial loan, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.40 billion in 2014 compared to $2.18 billion in 2013, an increase of 10.3%.  The average yield on residential mortgage loans decreased by 16 basis points to 4.59% in the second quarter of 2014 compared to 2013.

Index
TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on treasury securities, the federal funds rate and rates set by competitors and secondary market participants.  As noted earlier, market interest rates have changed significantly in recent years as a result of national economic policy in the United States, as well as due to disruptions in the mortgage market.  During this period of changing interest rates, TrustCo aggressively marketed the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $7.7 million to an average balance of $221.8 million in the second quarter of 2014 compared to the same period in the prior year.  The average yield on this portfolio decreased 13 basis points to 5.12% over the same period.

The average yield on home equity credit lines increased 25 basis points to 3.62% during the second quarter of 2014 compared to 3.37% in the prior period.  This was the result of both a higher introductory rate offered on new lines as well as older lines repricing to the product’s floor rate.  The average balances of home equity lines increased 1.9 % to $339.9 million in the second quarter of 2014 as compared to the prior year.

Securities Available-for-Sale
The average balance of the securities available-for-sale portfolio for the second quarter of 2014 was $825.0 million compared to $958.6 million for the comparable period in 2013.  The decreased balances reflect routine paydowns, calls, maturities and limited new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 2.10% for the second quarter of 2014 and 1.83% for the second quarter of 2013 for the available-for-sale portfolio.  The improvement in yield primarily reflects the change in the portfolio mix and the impact of slowing prepayment rates on mortgage-backed securities.  This portfolio is primarily comprised of agency issued residential mortgage-backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency issued commercial mortgage-backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available-for-sale securities portfolio was $11.2 million as of June 30, 2014 compared to a net unrealized loss of $30.1 million as of December 31, 2013.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Index
Held-to-Maturity Securities
The average balance of held-to-maturity securities was $80.3 million for the second quarter of 2014 compared to $107.6 million in the second quarter of 2013.  The decrease in balances reflects  routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.64% for the second quarter of 2014 compared to 3.46% for the year earlier period.  The improvement in yield primarily reflects the change in the portfolio mix and the impact of slowing prepayment rates on mortgage-backed securities.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2014, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2014 second quarter average balance of federal funds sold and other short-term investments was $606.8 million, a $77.1 million increase from the $529.7 million average for the same period in 2013.  The yield was unchanged at 0.25%.  Interest income from this portfolio increased $49 thousand from $327 thousand in 2013 to $376 thousand in 2014, reflecting the average balance increase.

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

Total average interest-bearing deposits (which includes interest-bearing checking, money market accounts, savings and certificates of deposit) increased $100.5 million to $3.67 billion for the second quarter of 2014 versus the prior year, and the average rate paid decreased from 0.38% for 2013 to 0.36% for 2014.  Total interest expense on these deposits decreased $90 thousand to $3.3 million in the second quarter of 2014 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in core deposits as well as renewed growth in certificates of deposit.  From the second quarter of 2013 to the second quarter of 2014, interest bearing demand account average balances were up 8.7%, money market account average balances were up 0.6% and savings account average balances were up 1.8%, while non-interest demand average balances were up 5.2%.  Average balances in certificates of deposits increased 2.2% over the same time frame, and constitute 28.7% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

Index
At June 30, 2014, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$621,735
1 to 2 years	480,161
2 to 3 years	24,832
3 to 4 years	5,570
4 to 5 years	10,305
Over 5 years	120
$1,142,723

Average short-term borrowings for the quarter were $189.8 million in 2014 compared to $179.9 million in 2013.  The average rate decreased during this time period from 0.82% in 2013 to 0.72% in 2014.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $1.9 million to $35.5 million in the second quarter of 2014 as compared to the same period in 2013.  The net interest spread was up 7 basis points to 3.11% in the second quarter of 2014 as compared to the year ago period. As previously noted, the net interest margin was up 6 basis points to 3.16% for the second quarter of 2014 as compared to the same period in 2013.  For the first six months of 2014 taxable equivalent net interest income increased by $2.9 million to $70.2 million as compared to the same period in 2013.

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a nonaccrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in a nonaccrual status and troubled debt restructurings (TDRs).  The following describes the nonperforming assets of TrustCo as of June 30, 2014:

Nonperforming loans and foreclosed real estate: Total NPLs were $40.9 million at June 30, 2014, compared to $43.4 million at both December 31, 2013 and June 30, 2013.  There were $40.7 million of nonaccrual loans at June 30, 2014 compared to $43.2 million at December 31, 2013 and $43.3 million at June 30, 2013.  There were no loans at June 30, 2014 and 2013 and December 31, 2013 that were past due 90 days or more and still accruing interest.

At June 30, 2014, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $40.9 million, $35.2 million were residential real estate loans, $5.6 million were commercial mortgages and commercial loans and $88 thousand were installment loans, compared to $36.3 million, $7.0 million and $93 thousand, respectively at December 31, 2013.

Index
As previously noted, a significant percentage of non-performing loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been favorable with net charge-offs of 0.23% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2014 (annualized), compared to 0.32% for the second quarter of 2013.  These levels still remain somewhat elevated compared to historical levels, reflecting current economic conditions.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At June 30, 2014, 83.8% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 16.2% were in Florida.  Those figures compare to 84.9% and 15.1%, respectively at December 31, 2013.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 8.0% and 4.5%, respectively, as of June 30, 2014.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2013 numbers of 8.2% in New York and 4.9% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs) had generally been more heavily weighted towards Florida in recent years.  However, as of June 30, 2014, NPLs were roughly in line with regional outstandings, as 10.0% of nonperforming loans were to Florida borrowers, compared to 90.0% in New York and surrounding areas.  The level of Florida based NPLs was 11.8% of total NPLs as of December 31, 2013.  For the three months ended June 30, 2014, New York and surrounding areas experienced net charge-offs of approximately $1.5 million, compared to $67 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2014, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $5.9 million of nonaccrual commercial mortgages and loans classified as impaired as of June 30, 2014, compared to $8.1 million at December 31, 2013.  There were $21.4 million of impaired residential loans at June 30, 2014, compared to $21.3 million at December 31, 2013.  The average balances of all impaired loans were $28.0 million during 2014 and $26.7 million for the full year 2013.

At June 30, 2014 there was $8.3 million of foreclosed real estate as compared to $8.7 million at December 31, 2013.

During the second quarter of 2014, there were $13 thousand of gross commercial loan charge offs and $1.8 million of gross residential mortgage and consumer loan charge-offs as compared with $49 thousand of gross commercial loan charge-offs and $2.0 million of residential mortgage and consumer loan charge-offs in the second quarter of 2013.  Gross recoveries during the second quarter of 2014 were $2 thousand for commercial loans and $219 thousand for residential mortgage and consumer loans, compared to $1 thousand for commercial loans and $165 thousand for residential and consumer in the second quarter of 2013.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	June 30, 2014		December 31, 2013
(dollars in thousands)		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,777	6.78%	$3,667	6.95%
Real estate - construction	541	1.14	585	1.22
Real estate mortgage - 1 to 4 family	36,090	80.57	36,678	79.92
Home equity lines of credit	6,417	11.31	6,686	11.71
Installment Loans	110	0.20	98	0.20
	$46,935	100.00%	$47,714	100.00%

At June 30, 2014, the allowance for loan losses was $46.9 million, compared to the June 30, 2013 balance of $47.6 million and $47.7 million at December 31, 2013.  The allowance represents 1.56% of the loan portfolio as of June 30, 2014 compared to 1.72% at June 30, 2013 and 1.64% at December 31, 2013.

The provision for loan losses was $1.5 million for the quarter ended June 30, 2014 compared to $2.0 million for the second quarter of 2013.  Net charge-offs for the three-month period ended June 30, 2014 were $1.6 million, compared to $2.1 million in the year earlier period.  The decrease in the provision for loan losses in 2014 was primarily related to improving trends in the NPLs and charge-offs and generally better conditions in Florida, where loss severity was particularly high during the financial crisis.

Index
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

Management continues to monitor these factors in determining future provisions or recapture of loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.

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

Using this model, the fair value of capital projections as of June 30, 2014 are referenced below. The base case scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2014. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
Estimated Percentage of
Fair value of Capital to
As of June 30, 2014	Fair value of Assets
+400 BP	20.37%
+300 BP	21.49
+200 BP	22.51
+100 BP	23.19
Current rates	22.89
-100 BP	21.34

Noninterest Income
Total noninterest income for the second quarter of 2014 was $4.5 million, compared to $5.9 million in the prior year period.  There were no net securities transactions in the second quarter of 2014, but $1.4 million of gains were recorded in the second quarter of 2013.  Excluding gains, noninterest income was up $21 thousand in the second quarter versus the prior year.

For the first six months of 2014, noninterest income was down $244 thousand.  Net gains on securities of $6 thousand were included in the 2014 period, compared to $1.4 million in the 2013 period.  A gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center was also included in the first six months of 2014.

Trustco Financial Services income increased $118 thousand to $1.4 million for the second quarter of 2014 compared to the second quarter of 2013.  Assets under management were $878 million at June 30, 2014 compared to $840 million at December 31, 2013 and $773 million at June 30, 2013.  The increase in assets as compared to December 31, 2013 was due to market value gains and net account acquisition.  For the first six months of 2014, Trustco Financial Services income was $2.9 million, up $207 thousand, primarily due to higher assets under management.

The total of fees for other services to customers plus other income was $3.1 million in the second quarter of 2014, compared to $3.2 million in the same period in 2013.  The decline was due primarily to lower interchange fees and lower overdraft charges.  Similarly, excluding the $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida, other income was down $623 thousand to $5.7 million in the first six months of 2014, also due to lower interchange and overdraft fee income.

Noninterest Expenses
Total noninterest expenses were $19.4 million for the three months ended June 30, 2014, compared to $21.9 million for the three months ended June 30, 2013.  The decline was the result of a $3.2 million swing in other real estate (income) expense, net.  The change in this line was primarily the result of the noted gain of $2.4 million on the sale of ORE property.  Excluding the ORE line, noninterest expenses were up $729 thousand in the second quarter of 2014 compared to the prior year.  Increases in salaries and benefits (up $365 thousand), equipment expenses (up $241 thousand) and net occupancy expenses (up $200 thousand) were the primary reasons for the increase, partly offset by a $127 thousand decrease in professional services expenses.  Other categories exhibited minor changes.  Full time equivalent headcount was 747 as of June 30, 2014, compared to 710 as of June 30, 2013, which was a primary contributor to the increase in salaries and benefits.  The increase in headcount was the result of new branch openings as well as increases in compliance staffing due to regulatory changes noted previously.

Index
Occupancy expenses were up due to new branch facilities as well as increases in property taxes on both owned and leased buildings.  Equipment expenses were up due to upgrades to Windows operating systems that took place earlier this year.

For the first six months of 2014, total noninterest expenses were $40.2 million compared to $43.4 million for the six months ended June 30, 2013.  As with the three month period decline, the year to date decline was primarily the result of the $3.2 million swing in other real estate (income) expense.  Excluding the ORE line, noninterest expenses were down $133 thousand for the first six months of 2014 compared to the prior year.

Income Taxes
In the second quarter of 2014, TrustCo recognized income tax expense of $7.2 million, compared to $5.8 million for the second quarter of 2013.  The effective tax rates were 38.0% and 37.4% for the second quarters of 2014 and 2013, respectively.  The increase in taxes and effective tax rate reflect higher pre-tax income levels.

For the first six months of 2014, TrustCo recognized income tax expense of $14.3 million, compared to $11.3 million for the prior year period.  The effective tax rates were 38.6% and 37.4% for the 2014 and 2013 periods, respectively.  The increase in taxes and effective tax rate reflect higher pre-tax income levels and the impact of New York State tax law changes which required a deferred tax asset write-down of $200 thousand during the first quarter of 2014.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Banking regulators have moved towards higher required capital requirements due to the standards included in the Basel III reform measures as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at June 30, 2014 was $385.0 million, compared to $348.6 million at June 30, 2013. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2014.  This results in a dividend payout ratio of 52.6% based on second quarter 2014 earnings per share of $0.125.

Index
The Company and the Bank achieved the following capital ratios as of June 30, 2014 and 2013:

Trustco Bank

	As of	As of	Well	Adequately
	6/30/2014	12/31/2013	Capitalized*	Capitalized*

Tier 1 leverage capital	8.21%	8.07%	5.00%	4.00%
Tier 1 risk-based capital	16.57	16.34	6.00	4.00
Total risk-based capital	17.83	17.60	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

	As of	As of
	6/30/2014	12/31/2013

Tier 1 leverage capital	8.43%	8.27%
Tier 1 risk-based capital	17.00	16.74
Total risk-based capital	18.26	18.00

In addition, at June 30, 2014, the consolidated equity to total assets ratio was 8.39%, compared to 8.00% at December 31, 2013.  As a savings and loan holding company, TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in January 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of June 30, 2014 and 2013 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.  Such capital amounts and ratios are not necessarily comparable to the amounts and ratios TrustCo will report when it becomes subject to regulatory capital requirements.

As discussed previously, in July 2013, federal banking agencies, including the Federal Reserve and the OCC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The following chart compares the risk-based capital ratios required under existing rules to those prescribed under the new final rules:

	Current Rules		Final Rules
Common Equity Tier 1 Capital	N/	A	4.50%
Tier 1 Capital	4.00%		6.00%
Total Risk-Based Capital	8.00%		8.00%
Common Equity Tier 1 Capital Conservation Buffer	N/	A	2.50%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules set forth certain changes for the calculation of risk-weighted assets that the Company and the Bank will be required to implement beginning January 1, 2015.

Index
Finally, the new rule would require the Company and the Bank to hold common equity Tier 1 capital in excess of minimum risk-based capital ratios by at least 25% to avoid limits on capital distributions and certain discretionary payments to executive officers and similar employees.  Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Company and the Bank to be considered well-capitalized will be updated as follows:

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($5.3 million) in 2014 and ($3.9 million) in 2013.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$110,783	381	1.38%	$218,199	627	1.15%	$(246)	(889)	643
Mortgage backed securities and collateralized mortgage obligations-residential	589,334	3,299	2.24%	545,989	2,701	1.98%	598	225	373
State and political subdivisions	3,823	70	7.32%	13,098	231	7.05%	(161)	(220)	59
Corporate bonds	1,403	2	0.48%	54,724	233	1.70%	(231)	(133)	(98)
Small Business Administration-guaranteed participation securities	108,072	539	1.99%	114,760	564	1.97%	(25)	(60)	35
Mortgage backed securities and collateralized mortgage obligations-commercial	10,871	38	1.40	11,136	38	1.36	-	(4)	4
Other	665	4	2.41%	660	3	1.82%	1	0	1

Total securities available for sale	824,951	4,333	2.10%	958,566	4,397	1.83%	(64)	(1,081)	1,017

Federal funds sold and other short-term Investments	606,809	376	0.25%	529,672	327	0.25%	49	49	-

Held to maturity securities:
Corporate bonds	9,950	154	6.18%	13,947	214	6.14%	(60)	(70)	10
Mortgage backed securities and collateralized mortgage obligations-residential	70,377	577	3.28%	93,644	716	3.06%	(139)	(427)	288

Total held to maturity securities	80,327	731	3.64%	107,591	930	3.46%	(199)	(497)	298

Federal Reserve Bank and Federal Home Loan Bank stock	10,937	128	4.68%	10,434	121	4.64%	7	6	1

Commercial loans	221,819	2,842	5.12%	214,158	2,812	5.25%	30	347	(317)
Residential mortgage loans	2,401,020	27,548	4.59%	2,177,171	25,866	4.75%	1,682	6,515	(4,833)
Home equity lines of credit	339,884	3,064	3.62%	333,510	2,806	3.37%	258	53	205
Installment loans	5,827	167	11.47%	4,930	162	13.16%	5	101	(96)

Loans, net of unearned income	2,968,550	33,621	4.53%	2,729,769	31,646	4.64%	1,975	7,015	(5,040)

Total interest earning assets	4,491,574	39,189	3.49%	4,336,032	37,421	3.45%	1,768	5,492	(3,724)

Allowance for loan losses	(47,389)			(48,298)
Cash & non-interest earning assets	135,326			146,387

Total assets	$4,579,511			$4,434,121

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$632,266	89	0.06%	$581,785	82	0.06%	7	7	-
Money market accounts	655,009	618	0.38%	650,927	630	0.39%	(12)	23	(35)
Savings	1,240,158	592	0.19%	1,218,683	829	0.27%	(237)	96	(333)
Time deposits	1,144,165	2,035	0.71%	1,119,710	1,883	0.67%	152	41	111

Total interest bearing deposits	3,671,598	3,334	0.36%	3,571,105	3,424	0.38%	(90)	167	(257)
Short-term borrowings	189,802	342	0.72%	179,878	367	0.82%	(25)	104	(129)

Total interest bearing liabilities	3,861,400	3,676	0.38%	3,750,983	3,791	0.41%	(115)	271	(386)

Demand deposits	316,759			301,123
Other liabilities	22,325			20,590
Shareholders' equity	379,027			361,425

Total liabilities and shareholders' equity	$4,579,511			$4,434,121

Net interest income , tax equivalent		35,513			33,630		$1,883	5,221	(3,338)

Net interest spread			3.11%			3.04%

Net interest margin (net interest income
to total interest earning assets)			3.16%			3.10%

Tax equivalent adjustment		(33)			(90)

Net interest income		35,480			33,540

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held-to-maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized appreciation (depreciation), net of tax, in the available for sale portfolio of ($7.2 million) in 2014 and ($1.6 million) in 2013.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$139,907	887	1.27%	$244,430	1,443	1.18%	$(556)	(845)	289
Mortgage backed securities and collateralized mortgage obligations-residential	567,700	6,377	2.25%	551,667	5,470	1.98%	907	161	746
State and political subdivisions	4,971	175	7.04%	15,812	516	6.53%	(341)	(451)	110
Corporate bonds	4,956	61	2.47%	51,061	451	1.76%	(390)	(771)	381
Small Business Administration-guaranteed participation securities	109,079	1,095	2.01%	107,263	1,060	1.98%	35	18	17
Mortgage backed securities and collateralized mortgage obligations-commercial	10,904	76	1.39%	9,764	67	1.37%	9	8	1
Other	662	8	2.42%	660	8	2.42%	-	-	-

Total securities available for sale	838,179	8,679	2.07%	980,657	9,015	1.84%	(336)	(1,880)	1,544

Federal funds sold and other short-term Investments	591,167	727	0.25%	468,154	572	0.25%	155	155	-

Held to maturity securities:
Corporate bonds	9,948	308	6.18%	18,086	526	5.81%	(218)	(308)	90
Mortgage backed securities and collateralized mortgage obligations-residential	72,340	1,202	3.32%	98,598	1,505	3.05%	(303)	(627)	324

Total held to maturity securities	82,288	1,510	3.67%	116,684	2,031	3.48%	(521)	(935)	414

Federal Reserve Bank and Federal Home Loan Bank stock	10,720	261	4.87%	10,035	240	4.78%	21	16	5

Commercial loans	222,074	5,639	5.08%	215,178	5,659	5.26%	(20)	365	(385)
Residential mortgage loans	2,378,199	54,530	4.59%	2,156,733	51,550	4.79%	2,980	8,252	(5,272)
Home equity lines of credit	340,281	6,000	3.56%	333,472	5,606	3.39%	394	114	280
Installment loans	5,712	334	11.78%	4,730	320	13.65%	14	115	(101)

Loans, net of unearned income	2,946,266	66,503	4.52%	2,710,113	63,135	4.67%	3,368	8,846	(5,478)

Total interest earning assets	4,468,620	77,680	3.48%	4,285,643	74,993	3.51%	2,687	6,202	(3,515)

Allowance for loan losses	(47,802)			(48,377)
Cash & non-interest earning assets	132,906			149,670

Total assets	$4,553,724			$4,386,936

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$619,076	173	0.06%	$567,261	162	0.06%	11	11	-
Money market accounts	650,828	1,217	0.38%	655,027	1,315	0.40%	(98)	(11)	(87)
Savings	1,232,803	1,355	0.22%	1,211,173	1,745	0.29%	(390)	90	(480)
Time deposits	1,142,001	3,986	0.70%	1,104,379	3,703	0.68%	283	152	131

Total interest bearing deposits	3,644,708	6,731	0.37%	3,537,840	6,925	0.39%	(194)	242	(436)
Short-term borrowings	195,954	735	0.76%	174,001	731	0.85%	4	172	(168)

Total interest bearing liabilities	3,840,662	7,466	0.39%	3,711,841	7,656	0.42%	(190)	414	(604)

Demand deposits	316,386			294,449
Other liabilities	22,499			20,339
Shareholders' equity	374,177			360,307

Total liabilities and shareholders' equity	$4,553,724			$4,386,936

Net interest income , tax equivalent		70,214			67,337		$2,877	5,788	(2,911)

Net interest spread			3.09%			3.09%

Net interest margin (net interest income
to total interest earning assets)			3.15%			3.15%

Tax equivalent adjustment		(78)			(192)

Net interest income		70,136			67,145

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2013 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six month periods ended June 30, 2014 and 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2014, the Company had an average balance of Federal Funds sold and other short-term investments of $606.8 million compared to $529.7 million in the second quarter of 2013.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available-for-sale, securities held-to-maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date:  August 4, 2014

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