Form 10-Q
period 2014-09-30
TRUSTCO BANK CORP N Y
filed 2014-11-03
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
September 30, 2014

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate  by check mark whether the registrant has submitted electronically and  posted  on  its  corporate  Web  site,  if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405  of  this  chapter)  during the preceding 12 months (or for such shorter period  that  the  registrant  was  required  to  submit  and  post  such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of October 31, 2014
$1 Par Value	94,893,218

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest and dividend income:
Interest and fees on loans	$34,421	32,166	100,909	95,286
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	297	571	1,184	2,014
State and political subdivisions	38	127	150	466
Mortgage-backed securities and collateralized mortgage obligations-residential	3,040	2,888	9,417	8,358
Corporate bonds	2	223	63	674
Small Business Administration-guaranteed participation securities	535	558	1,630	1,618
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	39	114	106
Other securities	4	5	12	13
Total interest and dividends on securities available for sale	3,954	4,411	12,570	13,249

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	545	686	1,747	2,191
Corporate bonds	153	154	461	680
Total interest on held to maturity securities	698	840	2,208	2,871

Federal Reserve Bank and Federal Home Loan Bank stock	127	121	388	361
Interest on federal funds sold and other short-term investments	374	344	1,101	916
Total interest income	39,574	37,882	117,176	112,683

Interest expense:
Interest on deposits:
Interest-bearing checking	94	84	267	246
Savings	644	798	1,999	2,543
Money market deposit accounts	648	590	1,865	1,905
Time deposits	2,213	1,937	6,199	5,640
Interest on short-term borrowings	327	370	1,062	1,101
Total interest expense	3,926	3,779	11,392	11,435

Net interest income	35,648	34,103	105,784	101,248
Provision for loan losses	1,100	1,500	4,100	5,500
Net interest income after provision for loan losses	34,548	32,603	101,684	95,748

Noninterest income:
Trustco financial services income	1,471	1,317	4,386	4,025
Fees for services to customers	2,838	2,903	8,091	8,758
Net gain on securities transactions	376	-	382	1,434
Other	205	194	2,295	705
Total noninterest income	4,890	4,414	15,154	14,922

Noninterest expenses:
Salaries and employee benefits	8,272	7,935	23,876	23,760
Net occupancy expense	4,013	3,911	12,382	11,874
Equipment expense	1,725	1,567	5,300	4,867
Professional services	1,547	1,255	4,271	4,240
Outsourced services	1,375	1,350	4,125	4,050
Advertising expense	629	548	1,885	1,992
FDIC and other insurance	1,054	1,009	2,958	3,023
Other real estate expense, net	1,001	946	168	3,168
Other	2,576	2,167	7,465	7,140
Total noninterest expenses	22,192	20,688	62,430	64,114

Income before taxes	17,246	16,329	54,408	46,556
Income taxes	6,532	6,077	20,875	17,373

Net income	$10,714	10,252	33,533	29,183

Net income per Common Share:
- Basic	$0.113	0.109	0.354	0.310

- Diluted	$0.113	0.109	0.354	0.310

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$10,714	10,252	33,533	29,183

Net unrealized holding gain (loss) on securities available for sale	(1,269)	1,461	17,615	(27,793)
Reclassification adjustments for net gain recognized in income	(376)	-	(382)	(1,434)
Tax effect	650	(583)	(6,893)	11,654

Net unrealized gain (loss) on securities available for sale, net of tax	(995)	878	10,340	(17,573)

Amortization of net actuarial (gain) loss	(77)	117	(223)	350
Amortization of prior service credit	239	(66)	149	(197)
Tax effect	(64)	(21)	29	(61)
Amortization of net actuarial (gain) loss and prior service credit on pension and postretirement plans, net of tax	98	30	(45)	92

Other comprehensive income (loss), net of tax	(897)	908	10,295	(17,481)
Comprehensive income	$9,817	11,160	43,828	11,702

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	September 30, 2014	December 31, 2013
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$43,724	46,453

Federal funds sold and other short term investments	586,931	536,591
Total cash and cash equivalents	630,655	583,044

Securities available for sale	722,623	863,754

Held to maturity securities (fair value 2014 $78,693; 2013 $90,305)	74,179	86,215

Federal Reserve Bank and Federal Home Loan Bank stock	9,228	10,500

Loans, net of deferred fees and costs	3,083,029	2,908,809
Less:
Allowance for loan losses	46,512	47,714
Net loans	3,036,517	2,861,095

Bank premises and equipment, net	37,455	34,414
Other assets	71,609	82,430

Total assets	$4,582,266	4,521,452

LIABILITIES:
Deposits:
Demand	$327,527	318,456
Interest-bearing checking	646,862	611,127
Savings accounts	1,215,087	1,218,038
Money market deposit accounts	655,646	648,402
Certificates of deposit (in denominations of $100,000 or more)	449,832	419,301
Other time accounts	690,087	711,747
Total deposits	3,985,041	3,927,071

Short-term borrowings	179,957	204,162
Accrued expenses and other liabilities	27,781	28,406

Total liabilities	4,192,779	4,159,639

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,942,123 and 98,927,123 shares issued at September 30, 2014 and December 31, 2013, respectively	98,942	98,927
Surplus	172,598	173,144
Undivided profits	162,326	147,432
Accumulated other comprehensive loss, net of tax	(3,508)	(13,803)
Treasury stock at cost - 4,157,008 and 4,463,786 shares at September 30, 2014 and December 31, 2013, respectively	(40,871)	(43,887)

Total shareholders' equity	389,487	361,813

Total liabilities and shareholders' equity	$4,582,266	4,521,452

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2013	$98,912	174,899	132,378	1,558	(48,949)	358,798
Net Income	-	-	29,183	-	-	29,183
Other comprehensive loss, net of tax	-	-	-	(17,481)	-	(17,481)
Cash dividend declared, $.1969 per share	-	-	(18,546)	-	-	(18,546)
Sale of treasury stock (399,139 shares)	-	(1,737)	-	-	3,925	2,188
Stock based compensation expense	-	246	-	-	-	246

Ending balance, September 30, 2013	$98,912	173,408	143,015	(15,923)	(45,024)	354,388

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net Income	-	-	33,533	-	-	33,533
Other comprehensive income, net of tax	-	-	-	10,295	-	10,295
Cash dividend declared, $.1969 per share	-	-	(18,639)	-	-	(18,639)
Stock options exerised and related tax benefits (15,000 shares)	15	63	-	-	-	78
Sale of treasury stock (306,778 shares)	-	(869)	-	-	3,016	2,147
Stock based compensation expense	-	260	-	-	-	260

Ending balance, September 30, 2014	$98,942	172,598	162,326	(3,508)	(40,871)	389,487

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$33,533	29,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,601	3,797
Net gain on sale of other real estate owned	(2,501)	(87)
Writedown of other real estate owned	1,447	1,721
Net gain on sale of building held for sale	(1,556)	-
Provision for loan losses	4,100	5,500
Deferred tax expense (benefit)	1,546	(360)
Stock based compensation expense	260	246
Net gain on sale of bank premises and equipment	(1)	(16)
Net gain on sales and calls of securities	(382)	(1,434)
Decrease (increase) in taxes receivable	(662)	2,747
Decrease in interest receivable	407	52
Increase (decrease) in interest payable	32	(11)
Decrease (increase) in other assets	(2,900)	6,292
Increase (decrease) in accrued expenses and other liabilities	(678)	1,634
Total adjustments	2,713	20,081
Net cash provided by operating activities	36,246	49,264

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	268,499	355,678
Proceeds from calls and maturities of held to maturity securities	12,036	52,148
Purchases of securities available for sale	(118,755)	(389,877)
Proceeds from maturities of securities available for sale	9,002	10,052
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(451)	(868)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	1,723	-
Net increase in loans	(188,009)	(165,626)
Net proceeds from sale of building held for sale	4,745	-
Proceeds from dispositions of other real estate owned	11,276	6,929
Proceeds from dispositions of bank premises and equipment	98	16
Purchases of bank premises and equipment	(6,171)	(5,306)
Net cash used in investing activities	(6,007)	(136,854)

Cash flows from financing activities:

Net increase in deposits	57,970	90,175
Net (decrease) increase in short-term borrowings	(24,205)	25,380
Proceeds from exercise of stock options and related tax benefits	78	-
Proceeds from sale of treasury stock	2,147	2,188
Dividends paid	(18,618)	(18,520)
Net cash provided by financing activities	17,372	99,223
Net increase in cash and cash equivalents	47,611	11,633
Cash and cash equivalents at beginning of period	583,044	544,016
Cash and cash equivalents at end of period	$630,655	555,649

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$11,360	11,446
Income taxes paid	21,602	14,691
Other non cash items:
Transfer of loans to other real estate owned	8,487	9,685
Transfer of other real estate owned to fixed assets	568	-
Transfer of building to other assets	-	3,189
Increase in dividends payable	21	26
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	17,233	(29,227)
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	(6,893)	11,654
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	(74)	153
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	29	(61)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2014, the results of operations for the three months and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2013 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Index
A reconciliation of the component parts of earnings per share for the three months and nine months ended September 30, 2014 and 2013 is as follows:

(dollars in thousands, except per share data)
	2014	2013
For the three months ended September 30:
Net income	$10,714	$10,252
Less: Net income allocated to participating securities	12	11
Net income allocated to common shareholders	$10,702	$10,241
Basic EPS:
Distributed earnings allocated to common stock	$6,220	$6,191
Undistributed earnings allocated to common stock	4,482	4,050
Net income allocated to common shareholders	$10,702	$10,241
Weighted average common shares outstanding including participating securities	94,734	94,334
Less: Participating securities	106	106
Weighted average common shares	94,628	94,228

Basic EPS	0.113	0.109

Diluted EPS:
Net income allocated to common shareholders	$10,702	$10,241
Weighted average common shares for basic EPS	94,628	94,228
Effect of Dilutive Securities:
Stock Options	124	47
Weighted average common shares including potential dilutive shares	94,752	94,275

Diluted EPS	0.113	0.109

Index
(dollars in thousands, except per share data)
	2014	2013
For the nine months ended September 30:
Net income	$33,533	$29,183
Less: Net income allocated to participating securities	38	33
Net income allocated to common shareholders	$33,495	$29,150
Basic EPS:
Distributed earnings allocated to common stock	$18,639	$18,546
Undistributed earnings allocated to common stock	14,856	10,604
Net income allocated to common shareholders	$33,495	$29,150
Weighted average common shares outstanding including participating securities	94,668	94,202
Less: Participating securities	106	106
Weighted average common shares	94,562	94,096

Basic EPS	0.354	0.310

Diluted EPS:
Net income allocated to common shareholders	$33,495	$29,150
Weighted average common shares for basic EPS	94,562	94,096
Effect of Dilutive Securities:
Stock Options	123	19
Weighted average common shares including potential dilutive shares	94,685	94,115

Diluted EPS	0.354	0.310

For the three months ended September 30, 2014 and 2013, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million and 2.1 million, respectively.  For the nine months ended September 30, 2014 and 2013, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million and 2.5 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month and nine month periods ended September 30, 2014 and 2013 for its pension and other postretirement benefit plans:

Index
	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013

Service cost	8	17	46	12
Interest cost	359	318	99	25
Expected return on plan assets	(660)	(547)	(166)	(122)
Amortization of net (gain) loss	-	129	(77)	(12)
Amortization of prior service credit	-	-	239	(66)
Net periodic benefit	(293)	(83)	141	(163)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2014	2013	2014	2013

Service cost	44	51	75	38
Interest cost	1,031	955	163	76
Expected return on plan assets	(1,878)	(1,642)	(504)	(371)
Amortization of net (gain) loss	-	387	(223)	(37)
Amortization of prior service credit	-	-	149	(197)
Net periodic benefit	(803)	(249)	(340)	(491)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2013, that it did not expect to make contributions to its pension and postretirement benefit plans in 2014.  As of September 30, 2014, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$83,805	17	735	83,087

State and political subdivisions	2,681	88	-	2,769
Mortgage backed securities and collateralized mortgage obligations - residential	530,688	704	7,613	523,779
Corporate bonds	1,403	-	2	1,401
Small Business Administration- guaranteed participation securities	105,430	-	4,939	100,491
Mortgage backed securities and collateralized mortgage obligations - commercial	10,765	-	348	10,417
Other	650	-	6	644
Total debt securities	735,422	809	13,643	722,588
Equity securities	35	-	-	35
Total securities available for sale	$735,457	809	13,643	722,623

	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$200,531	22	1,724	198,829

State and political subdivisions	7,623	135	-	7,758
Mortgage backed securities and collateralized mortgage obligations - residential	552,230	267	20,048	532,449
Corporate bonds	10,429	43	1	10,471
Small Business Administration- guaranteed participation securities	111,383	-	8,354	103,029
Mortgage backed securities and collateralized mortgage obligations - commercial	10,965	-	407	10,558
Other	650	-	-	650
Total debt securities	893,811	467	30,534	863,744
Equity securities	10	-	-	10
Total securities available for sale	$893,821	467	30,534	863,754

Index
The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2014, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$2,195	2,210
Due in one year through five years	512,543	507,031
Due after five years through ten years	220,164	212,822
Due after ten years	520	525
	$735,422	722,588

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2014
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$27,422	98	54,863	637	82,285	735
Mortgage backed securities and collateralized mortgage obligations - residential	81,269	630	339,676	6,983	420,945	7,613
Corporate bonds	501	2	-	-	501	2
Small Business Administration- guaranteed participation securities	-	-	100,491	4,939	100,491	4,939
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,417	348	10,417	348
Other	594	6	-	-	594	6

Total	$109,786	736	505,447	12,907	615,233	13,643

Index
	December 31, 2013
(dollars in thousands)	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored enterprises	$198,023	1,724	-	-	198,023	1,724
Mortgage backed securities and collateralized mortgage obligations - residential	466,056	17,698	54,835	2,350	520,891	20,048
Corporate bonds	902	1	-	-	902	1
Small Business Administration- guaranteed participation securities	103,029	8,354	-	-	103,029	8,354
Mortgage backed securities and collateralized mortgage obligations - commercial	10,558	407	-	-	10,558	407

Total	$778,568	28,184	54,835	2,350	833,403	30,534

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and nine months ended September 30, 2014 and 2013 are as follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Proceeds from sales	$42,228	-	$42,228	118,560
Proceeds from calls	45,648	31,704	226,271	237,118
Gross realized gains	376	-	382	1,514
Gross realized losses	-	-	-	80

Tax expense recognized on net gains on sales of securities available for sale were approximately $151 thousand for the three months ended September 30, 2014.  There were no sales in the third quarter of 2013.  Tax expense recognized on net gains on sales of securities available for sale were approximately $153 thousand and $574 thousand for the nine months ended September 30, 2014 and 2013 respectively.

Index

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2014
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$64,223	3,333	-	67,556
Corporate bonds	9,956	1,181	-	11,137
Total held to maturity	$74,179	4,514	-	78,693

	December 31, 2013
(dollars in thousands)		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$76,270	2,744	138	78,876
Corporate bonds	9,945	1,484	-	11,429
Total held to maturity	$86,215	4,228	138	90,305

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2014, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized	Fair
	Cost	Value
Due in one year through five years	72,733	77,152
Due in five years through ten years	1,446	1,541
	$74,179	78,693

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrecognized loss position as of September 30, 2014.

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

There were no sales or transfers of held to maturity securities during the three months and nine months ended September 30, 2014 and 2013.

(c) Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under ASC 320 “Investments – Debt and Equity Securities.”

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

Index

As of September 30, 2014, the Company’s security portfolio consisted of 187 securities, 84 of which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Mortgage backed securities and collateralized mortgage obligations - residential

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Corporate bonds

The Company’s exposure is primarily in bonds of firms in the financial sector. All of the corporate bonds owned continue to be rated investment grade, all are current as to the payment of interest and the Company expects to collect the full amount of the principal balance at maturity. The Company actively monitors the firms and the bonds. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Mortgage backed securities and collateralized mortgage obligations – commercial

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Other securities

In the case of unrealized losses on other securities, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Index
As a result of the above analysis, during the three and nine months ended September 30, 2014, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

(5) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

	September 30, 2014
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$172,457	19,712	192,169
Other	27,595	61	27,656
Real estate mortgage - 1 to 4 family:
First mortgages	2,002,935	450,495	2,453,430
Home equity loans	51,430	5,291	56,721
Home equity lines of credit	306,138	40,358	346,496
Installment	5,934	623	6,557
Total loans, net	$2,566,489	516,540	3,083,029
Less: Allowance for loan losses			46,512
Net loans			$3,036,517

	December 31, 2013
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$169,722	21,404	191,126
Other	32,323	32	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	1,909,447	378,361	2,287,808
Home equity loans	47,494	3,642	51,136
Home equity lines of credit	304,044	36,445	340,489
Installment	5,292	603	5,895
Total loans, net	$2,468,322	440,487	2,908,809
Less: Allowance for loan losses			47,714
Net loans			$2,861,095

*	Includes New York, New Jersey, Vermont and Massachusetts

At September 30, 2014 and December 31, 2013, the Company had approximately $35.8 million and $35.4 million of real estate construction loans, respectively.  Of the $35.8 million in real estate construction loans at September 30, 2014, approximately $14.3 million are secured by first mortgages to residential borrowers while approximately $21.5 million were to commercial borrowers for residential construction projects. Of the $35.4 million in real estate construction loans at December 31, 2013, approximately $13.9 million are secured by first mortgages to residential borrowers while approximately $21.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

Index
TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2014
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$4,226	517	4,743
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	25,113	2,251	27,364
Home equity loans	520	-	520
Home equity lines of credit	4,103	144	4,247
Installment	95	1	96
Total non-accrual loans	34,057	2,913	36,970
Restructured real estate mortgages - 1 to 4 family	155	-	155
Total nonperforming loans	$34,212	2,913	37,125

	December 31, 2013
(dollars in thousands)	New York and
	other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$6,620	-	6,620
Other	332	-	332
Real estate mortgage - 1 to 4 family:
First mortgages	26,713	4,781	31,494
Home equity loans	691	-	691
Home equity lines of credit	3,641	356	3,997
Installment	93	-	93
Total non-accrual loans	38,090	5,137	43,227
Restructured real estate mortgages - 1 to 4 family	166	-	166
Total nonperforming loans	$38,256	5,137	43,393

Index

The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2014 and December 31, 2013:

New York and other states:
	September 30, 2014
(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$698	53	3,015		3,766	168,691	172,457
Other	-	-	-		-	27,595	27,595
Real estate mortgage - 1 to 4 family:
First mortgages	3,999	1,489	19,076		24,564	1,978,371	2,002,935
Home equity loans	74	-	507		581	50,849	51,430
Home equity lines of credit	161	254	2,146		2,561	303,577	306,138
Installment	20	30	53		103	5,831	5,934

Total	$4,952	1,826	24,797		31,575	2,534,914	2,566,489

Florida:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-		-	19,712	19,712
Other	-	-	-		-	61	61
Real estate mortgage - 1 to 4 family:
First mortgages	458	549	1,642		2,649	447,846	450,495
Home equity loans	-	-	-		-	5,291	5,291
Home equity lines of credit	176	-	13		189	40,169	40,358
Installment	13	16	-		29	594	623

Total	$647	565	1,655		2,867	513,673	516,540

Total:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$698	53	3,015		3,766	188,403	192,169
Other	-	-	-		-	27,656	27,656
Real estate mortgage - 1 to 4 family:
First mortgages	4,457	2,038	20,718		27,213	2,426,217	2,453,430
Home equity loans	74	-	507		581	56,140	56,721
Home equity lines of credit	337	254	2,159		2,750	343,746	346,496
Installment	33	46	53		132	6,425	6,557

Total	$5,599	2,391	26,452		34,442	3,048,587	3,083,029

Index
New York and other states:
	December 31, 2013
(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$583	1,426	3,379		5,388	164,334	169,722
Other	209	-	123		332	31,991	32,323
Real estate mortgage - 1 to 4 family:
First mortgages	4,664	2,042	17,624		24,330	1,885,117	1,909,447
Home equity loans	46	18	552		616	46,878	47,494
Home equity lines of credit	1,014	331	1,897		3,242	300,802	304,044
Installment	85	12	77		174	5,118	5,292

Total	$6,601	3,829	23,652		34,082	2,434,240	2,468,322

Florida:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-		-	21,404	21,404
Other	-	-	-		-	32	32
Real estate mortgage - 1 to 4 family:
First mortgages	552	-	4,229		4,781	373,580	378,361
Home equity loans	-	-	-		-	3,642	3,642
Home equity lines of credit	109	-	247		356	36,089	36,445
Installment	-	2	-		2	601	603

Total	$661	2	4,476		5,139	435,348	440,487

Total:

(dollars in thousands)	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$583	1,426	3,379		5,388	185,738	191,126
Other	209	-	123		332	32,023	32,355
Real estate mortgage - 1 to 4 family:
First mortgages	5,216	2,042	21,853		29,111	2,258,697	2,287,808
Home equity loans	46	18	552		616	50,520	51,136
Home equity lines of credit	1,123	331	2,144		3,598	336,891	340,489
Installment	85	14	77		176	5,719	5,895

Total	$7,262	3,831	28,128		39,221	2,869,588	2,908,809

At September 30, 2014 and December 31, 2013, there were no loans that are 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2014
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,073	42,752	110	46,935
Loans charged off:
New York and other states	124	1,187	67	1,378
Florida	-	278	-	278
Total loan chargeoffs	124	1,465	67	1,656

Recoveries of loans previously charged off:
New York and other states	-	82	10	92
Florida	1	36	4	41
Total recoveries	1	118	14	133
Net loans charged off	123	1,347	53	1,523
Provision for loan losses	95	935	70	1,100
Balance at end of period	$4,045	42,340	127	46,512

(dollars in thousands)	For the three months ended September 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,719	43,766	104	47,589
Loans charged off:
New York and other states	585	1,638	30	2,253
Florida	-	234	3	237
Total loan chargeoffs	585	1,872	33	2,490

Recoveries of loans previously charged off:
New York and other states	-	423	5	428
Florida	502	193	-	695
Total recoveries	502	616	5	1,123
Net loans charged off	83	1,256	28	1,367
Provision for loan losses	228	1,240	32	1,500
Balance at end of period	$3,864	43,750	108	47,722

(dollars in thousands)	For the nine months ended September 30, 2014
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states	397	3,804	148	4,349
Florida	613	820	12	1,445
Total loan chargeoffs	1,010	4,624	160	5,794

Recoveries of loans previously charged off:
New York and other states	18	352	23	393
Florida	4	91	4	99
Total recoveries	22	443	27	492
Net loans charged off	988	4,181	133	5,302
Provision for loan losses	1,014	2,924	162	4,100
Balance at end of period	$4,045	42,340	127	46,512

(dollars in thousands)	For the nine months ended September 30, 2013
		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,771	44,069	87	47,927
Loans charged off:
New York and other states	884	5,283	65	6,232
Florida	100	801	3	904
Total loan chargeoffs	984	6,084	68	7,136

Recoveries of loans previously charged off:
New York and other states	2	620	12	634
Florida	504	293	-	797
Total recoveries	506	913	12	1,431
Net loans charged off	478	5,171	56	5,705
Provision for loan losses	571	4,852	77	5,500
Balance at end of period	$3,864	43,750	108	47,722

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(dollars in thousands)		Real Estate Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,045	42,340	127	46,512

Total ending allowance balance	$4,045	42,340	127	46,512

Loans:
Individually evaluated for impairment	$5,043	22,627	-	27,670
Collectively evaluated for impairment	214,782	2,834,020	6,557	3,055,359

Total ending loans balance	$219,825	2,856,647	6,557	3,083,029

	December 31, 2013
(dollars in thousands)		Real Estate Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,019	43,597	98	47,714

Total ending allowance balance	$4,019	43,597	98	47,714

Loans:
Individually evaluated for impairment	$8,082	21,258	-	29,340
Collectively evaluated for impairment	215,399	2,658,175	5,895	2,879,469

Total ending loans balance	$223,481	2,679,433	5,895	2,908,809

The Company did not acquire any loans with deteriorated credit quality during the three months or nine months ended September 30, 2014 and 2013.

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2014 and December 31, 2013 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2014 and December 31, 2013:

New York and other states:
	September 30, 2014
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$4,526	6,012	-	4,978
Other	-	-	-	82
Real estate mortgage - 1 to 4 family:
First mortgages	17,657	18,738	-	17,131
Home equity loans	440	484	-	476
Home equity lines of credit	2,627	2,982	-	2,604

Total	$25,250	28,216	-	25,271

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$517	1,130	-	653
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,278	1,462	-	1,451
Home equity loans	-	-	-	-
Home equity lines of credit	625	774	-	566

Total	$2,420	3,366	-	2,670

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$5,043	7,142	-	5,631
Other	-	-	-	82
Real estate mortgage - 1 to 4 family:
First mortgages	18,935	20,200	-	18,582
Home equity loans	440	484	-	476
Home equity lines of credit	3,252	3,756	-	3,170

Total	$27,670	31,582	-	27,941

Index
New York and other states:
	December 31, 2013
(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$6,620	8,039	-	6,013
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	16,257	17,353	-	14,706
Home equity loans	561	614	-	636
Home equity lines of credit	2,528	2,825	-	2,051

Total	$26,298	29,163	-	23,571

Florida:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$1,130	1,130	-	1,401
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,630	1,922	-	1,611
Home equity lines of credit	282	380	-	100

Total	$3,042	3,432	-	3,112

Total:

(dollars in thousands)		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$7,750	9,169	-	7,414
Other	332	332	-	165
Real estate mortgage - 1 to 4 family:
First mortgages	17,887	19,275	-	16,317
Home equity loans	561	614	-	636
Home equity lines of credit	2,810	3,205	-	2,151

Total	$29,340	32,595	-	26,683

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months and nine months ended September 30, 2014 and 2013.

Index
As of September 30, 2014 and December 31, 2013 impaired loans included approximately $9.7 million and $8.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of September 30, 2014 and December 31, 2013, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	During the three months ended 9/30/2014			During the three months ended 9/30/2013
New York and other states:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13	1,830	1,830	14	1,461	1,461
Home equity loans	2	12	12	1	9	9
Home equity lines of credit	-	-	-	7	787	787

Total	15	$1,842	1,842	22	$2,257	2,257

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	60	60	4	536	536
Home equity lines of credit	1	14	14	1	63	63

Total	2	$74	74	5	$599	599

	During nine months ended 9/30/2014			During the nine months ended 9/30/2013
New York and other states:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	1	$300	300	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	31	4,523	4,523	47	5,579	5,579
Home equity loans	4	63	63	9	166	166
Home equity lines of credit	3	565	565	15	1,062	1,062

Total	39	$5,451	5,451	71	$6,807	6,807

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	423	423	7	1,121	1,121
Home equity lines of credit	3	368	368	2	93	93

Total	8	$791	791	9	$1,214	1,214

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

The following table presents, by class, TDR’s that defaulted during the three and nine months ended September 30, 2014 and 2013 which had been modified within the last twelve months:

	Three months ended 9/30/2014		Three months ended 9/30/2013
New York and other states:	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	2	$203	-	$-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	2	$203	-	$-

Florida:
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$60	-	$-
Home equity lines of credit	-	-	-	-

Total	1	$60	-	$-

	Nine months ended 9/30/2014		Nine months ended 9/30/2013
New York and other states:	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	6	$509	6	$589
Home equity loans	-	-	1	44
Home equity lines of credit	-	-	3	94

Total	6	$509	10	$727

Florida:
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$60	1	$138
Home equity lines of credit	1	279	-	-

Total	2	$339	1	$138

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as such have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Index

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$163,137	9,320	172,457
Other	27,090	505	27,595

	$190,227	9,825	200,052

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$19,195	517	19,712
Other	61	-	61

	$19,256	517	19,773

	December 31, 2013
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,024	10,698	169,722
Other	31,691	632	32,323

	$190,715	11,330	202,045

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$20,274	1,130	21,404
Other	32	-	32

	$20,306	1,130	21,436

Included in classified loans in the above tables are impaired loans of $5.0 million and $8.1 million at September 30, 2014 and December 31, 2013, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at September 30, 2014 and December 31, 2013 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at September 30, 2014 and December 31, 2013 is presented in the recorded investment in non-accrual loans table.

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

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale is determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and is included in the Consolidated Statements of Income in the respective investment class under total interest and dividend income.  The fair value of equity securities is determined by quoted market prices and these are designated as Level 1. The Company does not have any securities that would be designated as level 3.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

Fair Value Measurements at
September 30, 2014 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available for sale:
U.S. government sponsored enterprises	$83,087	-	83,087	-
State and political subdivisions	2,769	-	2,769	-
Mortgage backed securities and collateralized mortgage obligations - residential	523,779	-	523,779	-
Corporate bonds	1,401	-	1,401	-
Small Business Administration-guaranteed participation securities	100,491	-	100,491	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,417	-	10,417	-
Other securities and equity securities	679	35	644	-
Total securities available for sale	$722,623	35	722,588	-

Index
Fair Value Measurements at
December 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Securities available for sale:
U.S. government sponsored enterprises	$198,829	-	198,829	-
subdivisions State and political	7,758	-	7,758	-
obligations Mortgage backed securities and collateralized mortgage - residential	532,449	-	532,449	-
Corporate bonds	10,471	-	10,471	-
Small Business Administration-guaranteed participation securities	103,029	-	103,029
Mortgage backed securities and collateralized mortgage obligations - commercial	10,558		10,558
Other securities and equity securities	660	10	650	-
Total securities available for sale	$863,754	10	863,744	-

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2014 and 2013.

Index

Fair Value Measurements at
September 30, 2014 Using:

Assets measured at fair value on a non-recurring basis are summarized below:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$6,426	-	-	6,426
Impaired Loans:
Commercial real estate	207	-	-	207
Real estate mortgage - 1 to 4 family:
First mortgages	1,777	-	-	1,777
Home Equity Loans	13	-	-	13
Home Equity Lines of Credit	721	-	-	721

Fair Value Measurements at
December 31, 2013 Using:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$8,729	-	-	8,729
Impaired Loans:
Commercial real estate	1,802	-	-	1,802
Real estate mortgage - 1 to 4 family:
First mortgages	2,425	-	-	2,425
Home Equity Loans	48	-	-	48
Home Equity Lines of Credit	810	-	-	810

Other real estate owned, which is carried at fair value less costs to sell, approximated $6.4 million at September 30, 2014 and consisted of $2.3 million of commercial real estate and $4.1 million of residential real estate properties. Valuation charges of $449 thousand and $1.4 million are included in earnings for the three months and nine months ended September 30, 2014, respectively.

Of the total impaired loans of $27.7 million at September 30, 2014, $2.7 million are collateral dependent and have had a charge off taken and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2014. Gross charge offs related to commercial impaired loans included in the table above were $4 thousand for the three months ended September 30, 2014, while gross charge offs related to residential impaired loans included in the table above amounted to $71 thousand.  For the nine months ended September 30, 2014, gross charge offs related to commercial impaired loans included in the table above were $17 thousand while gross charge offs related to residential impaired loans included in the table above amounted to $200 thousand.

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

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2014 and December 31, 2013 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2014 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$630,655	630,655	-	-	630,655
Securities available for sale	722,623	35	722,588	-	722,623
Held to maturity securities	74,179	-	78,693	-	78,693
Federal Reserve Bank and Federal
Home Loan Bank stock	9,228	N/A	N/A	N/A	N/A
Net loans	3,036,517	-	-	3,085,228	3,085,228
Accrued interest receivable	10,791	-	2,766	8,025	10,791
Financial liabilities:
Demand deposits	327,527	327,527	-	-	327,527
Interest bearing deposits	3,657,514	2,517,595	1,140,473	-	3,658,068
Short-term borrowings	179,957	-	179,957	-	179,957
Accrued interest payable	500	98	402	-	500

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2013 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$583,044	583,044	-	-	583,044
Securities available for sale	863,754	10	863,744	-	863,754
Held to maturity securities	86,215	-	90,305	-	90,305
Federal Reserve Bank and Federal
Home Loan Bank stock	10,500	N/A	N/A	N/A	N/A
Net loans	2,861,095	-	-	2,910,940	2,910,940
Accrued interest receivable	11,198	-	3,452	7,746	11,198
Financial liabilities:
Demand deposits	318,456	318,456	-	-	318,456
Interest bearing deposits	3,608,615	2,477,567	1,132,025	-	3,609,592
Short-term borrowings	204,162	-	204,162	-	204,162
Accrued interest payable	468	101	367	-	468

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

Index

(7) Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

	For the three months ended 9/30/2014
(dollars in thousands)	Balance at 6/30/2014	Other Comprehensive Income (Loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (Loss)- Three months ended 9/30/2014	Balance at 9/30/2014
Net unrealized holding loss on securities available for sale, net of tax	(6,743)	(770)	(225)	(995)	(7,738)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,132	-	98	98	4,230
Accumulated other comprehensive loss, net of tax	(2,611)	(770)	(127)	(897)	(3,508)

	For the three months ended 9/30/2013
(dollars in thousands)	Balance at 6/30/2013	Other Comprehensive Income (Loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (Loss)- Three months ended 9/30/2013	Balance at 9/30/2013
Net unrealized holding gain (loss) on securities available for sale, net of tax	$(14,696)	878	-	878	(13,818)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	(2,135)	-	30	30	(2,105)
Accumulated other comprehensive income (loss), net of tax	$(16,831)	878	30	908	(15,923)

	For the nine months ended 9/30/2014
(dollars in thousands)	Balance at 12/31/2013	Other Comprehensive Income (Loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (Loss)- Nine months ended 9/30/2014	Balance at 9/30/2014
Net unrealized holding gain (loss) on securities available for sale, net of tax	(18,078)	10,569	(229)	10,340	(7,738)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(45)	(45)	4,230

Accumulated other comprehensive income (loss), net of tax	(13,803)	10,569	(274)	10,295	(3,508)

	For the nine months ended 9/30/2013
(dollars in thousands)	Balance at 12/31/2012	Other Comprehensive Income (Loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (Loss)- Nine months ended 9/30/2013	Balance at 9/30/2013
Net unrealized holding gain (loss) on securities available for sale, net of tax	$3,755	(16,713)	(860)	(17,573)	(13,818)
Net change in net actuarial loss (gain) and prior service credit on pension and postretirement benefit plans, net of tax	(2,197)	-	92	92	(2,105)

Accumulated other comprehensive income (loss), net of tax	$1,558	(16,713)	(768)	(17,481)	(15,923)

Index
The following represents the reclassifications out of accumulated other comprehensive loss for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended		Affected
	September 30,		September 30,		Line Item
(dollars in thousands)	2014	2013	2014	2013	In Statements

Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	376	-	382	1,434	Net gain on securities transactions
Income taxes	(151)	-	(153)	(574)	Income taxes
Net of tax	225	-	229	860

Amortization of pension and postretirement benefit items

Amortization of net actuarial gain (loss)	77	(117)	223	(350)	Salaries and employee benefits
Amortization of prior service credit	(239)	66	(149)	197	Salaries and employee benefits
Income taxes	64	21	(29)	61	Income taxes
Net of tax	(98)	(30)	45	(92)

Total reclassifications, net of tax	127	(30)	274	768

(8) New Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-04 -Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage loans upon Foreclosure. This standard provides clarification when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be removed from the balance sheet and other real estate owned recognized. These amendments clarify that when an in-substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. For the Company this ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. The effect of adopting this standard is not expected to have a material effect on the Company’s results of operations or financial condition.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

Index
Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of September 30, 2014, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related changes in shareholders’ equity and cash flows for the nine-month period ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company's management.

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
November 3, 2014

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward-looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, the profitability of growth of the Company’s balance sheet, the ability of its loan products to continue to attract customers if long-term rates rise and the ability to secure new sources of liquidity should the need arise.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2013, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one- to- four family mortgage loans in its market areas;
•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;
•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;
•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;
•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;

Index
•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2013.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2014 and 2013.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and nine month periods ended September 30, 2014, with comparisons to the corresponding period in 2013, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2013 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 7, 2014, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Financial markets exhibited increasing volatility during the third quarter of 2014, following relative stability in the first half of 2014.  For the third quarter, the S&P 500 Index was up 0.6% and the Dow Jones Industrial Average was up 1.3%, with both indices moving up and down during the quarter, generally in the range of +2.7% to -2.7%.  Credit markets also showed increased volatility during the quarter.  Volatility increased further following the end of the quarter.  On average, the shape of the curve flattened considerably.  The 10 year Treasury bond averaged 2.49% during Q3 compared to 2.62% in Q2.  However, 2 and 5 year average rates rose 10 and 4 basis points, respectively.  As a result, the spread between the 10 year and the 2 year bonds declined from 2.20% on average in Q2 to 1.98% in Q3.  That spread is the lowest since Q2 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the third quarter of 2014.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, were consistent with recent quarters, remaining relatively narrow compared to the Treasury curve during the third quarter of 2014.  Spreads generally remain well below the levels seen a year ago.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the direction that the Federal Reserve Board would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread(%)

Q3/13	Beg of Q3	0.04	0.34	1.39	2.50	2.16
	Peak	0.06	0.52	1.85	2.98	2.52
	Trough	0.00	0.30	1.31	2.48	2.14
	End of Q3	0.02	0.33	1.39	2.64	2.31
	Average in Q3	0.03	0.37	1.50	2.71	2.34

Q4/13	Beg of Q4	0.02	0.33	1.42	2.66	2.33
	Peak	0.14	0.42	1.75	3.04	2.66
	Trough	0.02	0.28	1.29	2.51	2.20
	End of Q4	0.07	0.38	1.75	3.04	2.66
	Average in Q4	0.06	0.33	1.44	2.74	2.42

Q1/14	Beg of Q1	0.07	0.39	1.72	3.00	2.61
	Peak	0.08	0.47	1.77	3.01	2.61
	Trough	0.02	0.30	1.44	2.60	2.24
	End of Q1	0.05	0.44	1.73	2.73	2.29
	Average in Q1	0.05	0.37	1.60	2.77	2.39

Q2/14	Beg of Q2	0.04	0.44	1.74	2.77	2.33
	Peak	0.04	0.51	1.80	2.82	2.35
	Trough	0.01	0.35	1.50	2.44	2.06
	End of Q2	0.04	0.47	1.62	2.53	2.06
	Average in Q2	0.03	0.42	1.66	2.62	2.20

Q3/14	Beg of Q3	0.02	0.47	1.66	2.58	2.11
	Peak	0.04	0.59	1.85	2.63	2.11
	Trough	0.01	0.42	1.55	2.34	1.84
	End of Q3	0.02	0.58	1.78	2.52	1.94
	Average in Q3	0.03	0.52	1.70	2.49	1.98

Underlying national economic conditions remain subdued.  Significant progress has been made in terms of reducing the unemployment rate, however, labor market conditions remain difficult in many regards.  Underemployment levels remain very high and the level of labor force participation continues to generally decline.  Job creation has come mainly from lower wage jobs and the trend towards greater use of part-time positions has been problematic for many individuals.  Recently, slowing economies in Europe and elsewhere have contributed to global economic issues.

Index
The pace of bank failures has continued to decline and is no longer a significant issue.  The 2008 through early 2010 period saw unprecedented intervention by governments in markets and the financial services industry as the United States saw the two largest bank failures in its history in 2008, as well as failures of other major financial institutions, forced mergers and massive government bailouts.  The United States government responded to these events with legislation, including the Emergency Economic Stabilization Act of 2008, which authorized the Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2010 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, which was intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Federal Reserve Board (“FRB”) implemented a variety of major initiatives, including a sharp easing of monetary policy and direct intervention in a number of financial markets, and the Federal Deposit Insurance Corporation (“FDIC”), the Treasury Department and other bank regulatory agencies also instituted a wide variety of programs.  As noted, uncertainty regarding the FRB move away from its quantitative easing (“QE”) programs and other easy money policies and the need for the FRB and other elements of the government to withdraw various supporting mechanisms remain concerns for both the economy and financial markets.  It is not clear how aggressive the government will be in unwinding some of the programs that are now in place, or if any of those programs will be unwound at all.

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

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Company and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to average consolidated assets ratio (known as the “leverage ratio”) of 4% (unchanged from current rules). The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and when fully phased in, effectively, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase in increments of 0.625% each year until fully implemented in January 2019. We will be subject to limitations, as stipulated in the new rules, on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital level falls below the buffer amount.

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

The Dodd-Frank Act also included provisions that created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the Office of the Comptroller of the Currency or “OCC”).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive acts and practices.  These new and revised rules have and may continue to increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet Government-Sponsored Enterprise (“GSE”), Federal Housing Administration (“FHA”) and United States Department of Veterans Affairs (“VA”) underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014.

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company has experienced an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent quarters, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolios at September 30, 2014, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Fed Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  Also, as noted, the shape of the curve narrowed during the quarter.  The average slope of the curve (measured by the 10 year Treasury versus the 2 year Treasury) declined 22 basis points to 1.98% in the third quarter of 2014 compared to the second quarter of 2014 and is now 41 basis points below the level seen in the first quarter of 2014.  As noted, a steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  For example, the FRB has been reducing asset purchases under its quantitative easing program over recent months and is currently expecting to end purchases in the coming months.  The end of that program, combined with gains in the level of economic activity could potentially lead to higher rates.  Potentially offsetting these issues is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Subsequent to quarter-end, Treasury prices rallied significantly, further reducing the slope of the yield curve.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

Overview
TrustCo recorded net income of $10.7 million, or $0.113 of diluted earnings per share for the three months ended September 30, 2014, as compared to net income of $10.3 million or $0.109 of diluted earnings per share in the same period in 2013.  Return on average assets was 0.92% and 0.91%, respectively, for the three months ended September 30, 2014 and 2013. Return on average equity was 10.96% and 11.64%, respectively, for the three months ended September 30, 2014 and 2013.  For the nine months ended September 30, 2014, net income was $33.5 million versus $29.2 million for the year earlier period, while earnings per share were $0.354 compared to $0.310, for the same periods.

Index
The primary factors accounting for the change in net income for three and nine month periods ended September 30, 2014 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $133.2 million to $4.51 billion for the third quarter of 2014 compared to the same period in 2013, and an increase of $166.2 million for the first nine months of 2014 compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $93.0 million to $3.87 billion for the third quarter of 2014 compared to the same period in 2013, and an increase of $116.7 million for the first nine months of 2014 compared to the prior year period.

•	An increase in taxable equivalent net interest margin for the third quarter of 2014 to 3.16% from 3.12% in the prior year period. The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $1.5 million in taxable equivalent net interest income in the third quarter of 2014 compared to the third quarter of 2013. For the nine month period, taxable net interest income was up $4.4 million, due to the increase in average earning assets and a one basis point increase in the net interest margin to 3.15% versus the year earlier period.

•	A decrease in the provision for loan losses to $1.1 million in the third quarter of 2014 from $1.5 million in the third quarter of 2013 and a decrease in the provision to $4.1 million from $5.5 million for the nine month periods.

•	An increase of $476 thousand in noninterest income, including securities gains, for the third quarter of 2014 compared to the prior year. Excluding securities gains, noninterest income was up $100 thousand for the quarter. For the nine month periods, noninterest income was up $232 thousand. The nine month period in 2014 included a $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida and securities gains of $382 thousand, while the same period in 2013 included securities gains of $1.4 million.

•	An increase of $1.5 million in noninterest expense, including other real estate (ORE) expense, for the third quarter of 2014 compared to the third quarter of 2013. ORE costs were up $55 thousand over that time period. For the nine months ended September 30, 2014, noninterest expense declined $1.7 million to $62.4 million. The primary reason for the decline was a $3.0 million swing in the ORE line, which was due to a gain of $2.4 million gain recorded on the sale of owned real estate in the second quarter of 2014.

•	An increase of $455 thousand in income taxes, resulting from higher pre-tax profits for the third quarter of 2014 compared to the prior year and a higher effective tax rate. For the nine months ended September 30, 2014, income taxes were up $3.5 million compared the year earlier period, resulting from higher pre-tax profits and a higher effective tax rate.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2013 is a description of the effect interest rates had on the results for the year 2013 compared to 2012.  Many of the same market factors discussed in the 2013 Annual Report continued to have a significant impact on the third quarter results for 2014.

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

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on deposits was one basis point higher in the third quarter of 2014 relative to the prior year period, with lower rates on savings deposits more than offset by small rate increases in other account types.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released September 17, 2014) this includes the purchase of agency mortgage-backed securities and longer-term Treasury securities at a pace of $15 billion per month, compared to $85 billion per month at the peak, as well as the reinvestment of principal payments from FRB holdings.  Purchase levels have been scaled down by the FRB in recent months. The FRB has also indicated that it expects to cease its buying program later this year, subject to economic conditions. Eventually, management believes, the FRB will have to unwind these positions by selling mortgage-backed securities, which would likely have the opposite effect, putting upward pressure on rates, although other factors may mitigate this pressure.  Alternatively, the FRB could gradually stop reinvesting principal payments once it concludes its buying program.  This approach would likely be less disruptive to markets in an immediate sense, but would take a relatively long time to complete.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
The principal loan product for TrustCo are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was down somewhat, on average, during the third quarter of 2014 compared to the second quarter of 2014, and the yield remains at relatively modest levels compared to historical yields.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business, and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the Federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.  The futures of Freddie Mac and Fannie Mae remain uncertain as Congress debates the structure of both entities.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2014.  Deposit costs were nominally higher in the third quarter of 2014 compared to the prior year quarter, although they are slightly lower for the first nine months of 2014 versus the prior year period.

While TrustCo has been affected by aspects of the overall changes in financial markets, it was not affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a very significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the third quarter of 2014, the net interest margin was 3.16%, up 4 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of federal funds sold and other short-term investments increased by $46.9 million while the average yield was flat at 25 basis points in the third quarter of 2014 as compared to the same period in 2013. The increase in the average balance reflects the decision to temporarily limit purchases of additional investement securities to make funds available for lending given the relative attractiveness of loans versus securities.

•	The average balance of securities available for sale decreased by $136.9 million while the average yield increased to 2.03% for the third quarter of 2014 compared to 1.94% for the same period in 2013. The average balance of held to maturity securities decreased by $19.2 million and the average yield increased to 3.67% for the third quarter of 2014 compared to 3.52% for the same period in 2013.

•	The average loan portfolio grew by $243.0 million to $3.04 billion and the average yield decreased 7 basis points to 4.52% in the third quarter of 2014 compared to the same period in 2013. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $93.0 million and the average rate paid was flat at 0.40% in the third quarter of 2014 compared to the same period in 2013.

Index
During the third quarter of 2014, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines realized in other areas of the country.  The withdrawal from the market of some of the troubled lenders that did focus on subprime and similar loans slightly improved competitive conditions for the type of residential mortgage loans focused on by TrustCo; however, competition remains strong.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.

Earning Assets
Total average interest earning assets increased from $4.38 billion in the third quarter of 2013 to $4.51 billion in the same period of 2014 with an average yield of 3.46% in 2013 and 3.51% in 2014.  Interest income on average earning assets increased from $38.0 million in the third quarter of 2013 to $39.6 million in the third quarter of 2014, on a tax equivalent basis, benefiting from both the increase in average earning assets and the improved yield earned.

Loans
The average balance of loans was $3.04 billion in the third quarter of 2014 and $2.80 billion in the comparable period in 2013.  The yield on loans decreased 7 basis points to 4.52%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $32.2 million in the third quarter of 2013 to $34.4 million in the third quarter of 2014.

Compared to the third quarter of 2013, the average balance of the loan portfolio during the third quarter of 2014 increased in all categories, including residential mortgage, commercial loan, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.47 billion in 2014 compared to $2.25 billion in 2013, an increase of 10.2%.  The average yield on residential mortgage loans decreased by 11 basis points to 4.58% in the third quarter of 2014 compared to 2013.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $6.8 million to an average balance of $220.3 million in the third quarter of 2014 compared to the same period in the prior year.  The average yield on this portfolio decreased 6 basis points to 5.16% over the same period.

The average yield on home equity credit lines increased 17 basis points to 3.59% during the third quarter of 2014 compared to 3.42% in the prior period.  This was the result of both a higher introductory rate offered on new lines as well as older lines repricing to the product’s floor rate.  The average balances of home equity lines increased 2.1% to $342.5 million in the third quarter of 2014 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2014 was $784.8 million compared to $921.6 million for the comparable period in 2013.  The decreased balances reflect routine paydowns, calls, maturities, sales and limited new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 2.03% for the third quarter of 2014 and 1.94% for the third quarter of 2013 for the available for sale portfolio.  The improvement in yield primarily reflects the change in the portfolio mix and the impact of slowing prepayment rates on mortgage backed securities.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $12.8 million as of September 30, 2014 compared to a net unrealized loss of $30.1 million as of December 31, 2013.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $76.2 million for the third quarter of 2014 compared to $95.3 million in the third quarter of 2013.  The decrease in balances reflects  routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.67% for the third quarter of 2014 compared to 3.52% for the year earlier period.  The improvement in yield primarily reflects the impact of slowing prepayment rates on mortgage backed securities.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

Index
As of September 30, 2014, the securities in this portfolio include residential mortgage backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2014 third quarter average balance of federal funds sold and other short-term investments was $598.3 million, a $46.9 million increase from the $551.4 million average for the same period in 2013.  The yield was unchanged at 0.25%.  Interest income from this portfolio increased $30 thousand from $344 thousand in 2013 to $374 thousand in 2014, reflecting the average balance increase.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $96.3 million to $3.69 billion for the third quarter of 2014 versus the prior year, and the average rate paid increased from 0.38% for 2013 to 0.39% for 2014.  Total interest expense on these deposits increased $190 thousand to $3.6 million in the third quarter of 2014 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in both core deposits and certificates of deposit.  From the third quarter of 2013 to the third quarter of 2014, interest bearing demand account average balances were up 9.8%, money market account average balances were up 2.4% and certificates of deposit average balances were up 2.4%, while non-interest demand average balances were up 4.6%.  Average savings balances declined 0.03% over the same period.  Certificates of deposits constitute 28.7% of total average deposits.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

Index
At September 30, 2014, the maturity of total time deposits is as follows: (dollars in thousands)

Under 1 year	$504,306
1 to 2 years	589,612
2 to 3 years	26,352
3 to 4 years	5,482
4 to 5 years	14,062
Over 5 years	105
$1,139,919

Average short-term borrowings for the quarter were $180.1 million in 2014 compared to $183.4 million in 2013.  The average rate decreased during this time period from 0.80% in 2013 to 0.72% in 2014.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $1.5 million to $35.7 million in the third quarter of 2014 compared to the same period in 2013.  The net interest spread was up 5 basis points to 3.11% in the third quarter of 2014 compared to the year ago period. As previously noted, the net interest margin was up 4 basis points to 3.16% for the third quarter of 2014 compared to the same period in 2013.  For the first nine months of 2014 taxable equivalent net interest income increased by $4.4 million to $105.9 million compared to the same period in 2013.

Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

Impaired loans are considered to be those commercial and commercial real estate loans in non-accrual status and loans classified as troubled debt restructurings (TDRs).  The following describes the nonperforming assets of TrustCo as of September 30, 2014:

Nonperforming loans and foreclosed real estate: Total NPLs were $37.1 million at September 30, 2014, compared to $43.4 million at December 31, 2013 and $41.7 million at September 30, 2013.  There were $37.0 million of non-accrual loans at September 30, 2014 compared to $43.2 million at December 31, 2013 and $41.6 million at September 30, 2013.  There were no loans at September 30, 2014 and 2013 and December 31, 2013 that were past due 90 days or more and still accruing interest.

At September 30, 2014, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $37.1 million at September 30, 2014, $32.3 million were residential real estate loans, $4.7 million were commercial mortgages and $96 thousand were installment loans, compared to $36.2 million, $7.0 million and $93 thousand, respectively at December 31, 2013.

Index
As previously noted, a significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been favorable with net charge-offs of 0.19% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2014 (annualized) and for the third quarter of 2013.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2014, 83.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 16.8% were in Florida.  Those figures compare to 84.9% and 15.1%, respectively at December 31, 2013.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.8% and 3.8%, respectively, as of September 30, 2014.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2013 numbers of 8.2% in New York and 4.9% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of total NPL's) had generally been more heavily weighted towards Florida in recent years.  However, as of September 30, 2014, NPLs were roughly in line with regional outstandings, as 7.8% of nonperforming loans were to Florida borrowers, compared to 92.2% in New York and surrounding areas.  The level of Florida based NPLs was 11.8% of total NPLs as of December 31, 2013.  For the three months ended September 30, 2014, New York and surrounding areas experienced net charge-offs of approximately $1.3 million, compared to $237 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2014, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $5.0 million of nonaccrual commercial mortgages and loans classified as impaired as of September 30, 2014, compared to $8.1 million at December 31, 2013.  There were $22.6 million of impaired residential loans at September 30, 2014, compared to $21.3 million at December 31, 2013.  The average balances of all impaired loans were $27.9 million during the first nine months of 2014 and $26.7 million for the full year 2013.

As of September 30, 2014 and December 31, 2013, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2014 there was $6.4 million of foreclosed real estate compared to $8.7 million at December 31, 2013.

During the third quarter of 2014, there were $124 thousand of gross commercial loan charge-offs and $1.5 million of gross residential mortgage and consumer loan charge-offs as compared with $585 thousand of gross commercial loan charge-offs and $1.9 million of residential mortgage and consumer loan charge-offs in the third quarter of 2013.  Gross recoveries during the third quarter of 2014 were $1 thousand for commercial loans and $132 thousand for residential mortgage and consumer loans, compared to $502 thousand for commercial loans and $621 thousand for residential and consumer in the third quarter of 2013.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

	As of		As of
	September 30, 2014		December 31, 2013
(dollars in thousands)		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,720	6.43%	$3,667	6.95%
Real estate - construction	546	1.16	585	1.22
Real estate mortgage - 1 to 4 family	35,596	80.96	36,678	79.92
Home equity lines of credit	6,523	11.24	6,686	11.71
Installment loans	127	0.21	98	0.20
	$46,512	100.00%	$47,714	100.00%

At September 30, 2014, the allowance for loan losses was $46.5 million, compared to the September 30, 2013 and December 31, 2013 balance of $47.7 million.  The allowance represents 1.51% of the loan portfolio as of September 30, 2014 compared to 1.68% at September 30, 2013 and 1.64% at December 31, 2013.

Index
The provision for loan losses was $1.1 million for the quarter ended September 30, 2014 compared to $1.5 million for the third quarter of 2013.  Net charge-offs for the three-month period ended September 30, 2014 were $1.5 million, compared to $1.4 million in the year earlier period.  The decrease in the provision for loan losses in 2014 was primarily related to improving trends in NPLs and charge-offs and generally better conditions in Florida, where loss severity was particularly high during the financial crisis.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan charge-offs and recoveries,
•	The growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and
•	The economic environment in the Upstate New York territory primarily (the Company’s largest geographical market) over the last several years, as well as in the Company’s other market areas.

Management continues to monitor these factors in determining future provisions or recaptures of loan losses in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

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

Using this model, the fair values of capital projections as of September 30, 2014 are referenced below. The base case (or current rate) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2014. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
Estimated Percentage of
Fair value of Capital to
As of September 30, 2014	Fair value of Assets
+400 BP	20.15%
+300 BP	21.22
+200 BP	22.19
+100 BP	22.81
Current rates	22.98
-100 BP	20.82

Noninterest Income
Total noninterest income for the third quarter of 2014 was $4.9 million, compared to $4.4 million in the prior year period.  Excluding gains on securities sales, noninterest income was up $100 thousand to $4.5 million in the third quarter versus the prior year.

For the first nine months of 2014, noninterest income was up $232 thousand to $15.2 million.  Net gains on securities of $382 thousand were included in the 2014 period, compared to $1.4 million in the 2013 period.  A gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center was also included in the first nine months of 2014.

Trustco Financial Services income increased $154 thousand to $1.5 million for the third quarter of 2014 compared to the third quarter of 2013.  Assets under management were $879 million at September 30, 2014 compared to $840 million at December 31, 2013 and $789 million at September 30, 2013.  The increase in assets as compared to December 31, 2013 was due to market value gains and net account acquisition.  For the first nine months of 2014, Trustco Financial Services income was $4.4 million, up $361 thousand, primarily due to higher assets under management.

The total of fees for other services to customers plus other income was $3.0 million in the third quarter of 2014, down a nominal $54 thousand versus the same period in 2013.  The decline was due primarily to lower interchange fees and lower overdraft charges.  Similarly, excluding the $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida, total fees for other services plus other income for the first nine months of 2014 was down $633 thousand to $8.8 million, also due to lower interchange and overdraft fee income.

Noninterest Expenses
Total noninterest expenses were $22.2 million for the three months ended September 30, 2014, compared to $20.7 million for the three months ended September 30, 2013.  The increase was due to higher costs in all expense categories.  Excluding the ORE line, noninterest expenses were up $1.4 million in the third quarter of 2014 compared to the prior year.  Increases in salaries and benefits (up $337 thousand), professional services expenses  (up $292 thousand), and “other” expenses (up $409 thousand) were the primary reasons for the increase.  Other categories exhibited smaller changes, but all were up.  Full time equivalent headcount was 733 as of September 30, 2014, compared to 708 as of September 30, 2013.

Index
For the first nine months of 2014, total noninterest expenses were $62.4 million compared to $64.1 million for the nine months ended September 30, 2013.  The year to date decline was primarily the result of the $3.0 million swing in other real estate (income) expense primarily due to the $2.4 million gain in the second quarter of 2014 mentioned previously.  Excluding the ORE line, noninterest expenses were up $1.3 million for the first nine months of 2014 compared to the prior year.

Income Taxes
In the third quarter of 2014, TrustCo recognized income tax expense of $6.5 million, compared to $6.1 million for the third quarter of 2013.  The effective tax rates were 37.9% and 37.2% for the third quarters of 2014 and 2013, respectively.  The increase in taxes reflects higher pre-tax income levels.

For the first nine months of 2014, TrustCo recognized income tax expense of $20.9 million, compared to $17.4 million for the prior year period.  The effective tax rates were 38.4% and 37.3% for the 2014 and 2013 periods, respectively.  The increase in taxes and effective tax rate reflect higher pre-tax income levels and the impact of New York State tax law changes which required a deferred tax asset write-down of $200 thousand during the first quarter of 2014.

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

Total shareholders’ equity at September 30, 2014 was $389.5 million, compared to $354.4 million at September 30, 2013. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2014.  This results in a dividend payout ratio of 58.1% based on third quarter 2014 earnings per share of $0.113.

The Company and the Bank achieved the following capital ratios as of September 30, 2014 and December 31, 2013:

Index
Trustco Bank

	As of	As of	Well	Adequately
	9/30/2014	12/31/2013	Capitalized*	Capitalized*

Tier 1 leverage capital	8.33%	8.07%	5.00%	4.00%
Tier 1 risk-based capital	16.60	16.34	6.00	4.00
Total risk-based capital	17.86	17.60	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

TrustCo Bank Corp NY

	As of	As of
	9/30/2014	12/31/2013

Tier 1 leverage capital	8.56%	8.27%
Tier 1 risk-based capital	17.05	16.74
Total risk-based capital	18.30	18.00

In addition, at September 30, 2014, the consolidated equity to total assets ratio was 8.50%, compared to 7.95% at December 31, 2013.  As a savings and loan holding company, TrustCo is not currently subject to formal capital requirements; however, under the Dodd-Frank Act, it will become subject to Federal Reserve regulations requiring minimum capital requirements in January 2015.  The table above for TrustCo Bank Corp NY is a summary of actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 for TrustCo on a consolidated basis, with the calculations done on the same basis as for Trustco Bank.  Such capital amounts and ratios are not necessarily comparable to the amounts and ratios TrustCo will report when it becomes subject to regulatory capital requirements.

As discussed previously, in July 2013, federal banking agencies, including the Federal Reserve and the OCC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The following chart compares the risk-based capital ratios required under existing rules to those prescribed under the new final rules:

	Current Rules	Final Rules

Common Equity Tier 1 Capital	N/A	4.50%
Tier 1 Risk-Based Capital	4.00%	6.00%
Total Risk-Based Capital	8.00%	8.00%
Common Equity Tier 1 Capital Conservation Buffer	N/A	2.50%*

* When fully phased in, which will occur on January 1, 2019.

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

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Company and the Bank to be considered well-capitalized will be updated as follows:

	Current Rules	Final Rules

Common Equity Tier 1 Capital	N/A	6.50%
Tier 1 Risk-Based Capital	6.00%	8.00%
Total Risk-Based Capital	10.00%	10.00%
Tier 1 Leverage Ratio	5.00%	5.00%

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities. Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $3.3 million in 2014 and $16.2 million in 2013.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$93,098	297	1.27%	$197,336	571	1.16%	$(274)	(600)	326
Mortgage backed securities and collateralized mortgage obligations-residential	569,352	3,040	2.14%	534,773	2,888	2.16%	152	320	(168)
State and political subdivisions	3,307	60	7.26%	11,272	197	7.01%	(137)	(184)	47
Corporate bonds	1,403	2	0.48%	53,238	223	1.68%	(221)	(127)	(94)
Small Business Administration-guaranteed participation securities	106,109	535	2.02%	113,298	558	1.97%	(23)	(97)	74
Mortgage backed securities and collateralized mortgage obligations-commercial	10,803	38	1.40	11,070	39	1.41	(1)	(1)	(0)
Other	685	4	2.34%	660	5	3.03%	(1)	1	(2)

Total securities available for sale	784,757	3,976	2.03%	921,647	4,481	1.94%	(505)	(689)	184

Federal funds sold and other
short-term Investments	598,318	374	0.25%	551,409	344	0.25%	30	30	-

Held to maturity securities:
Corporate bonds	9,954	153	6.18%	9,939	154	6.19%	(1)	0	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	66,206	545	3.29%	85,388	686	3.21%	(141)	(250)	109

Total held to maturity securities	76,160	698	3.67%	95,327	840	3.52%	(142)	(249)	107

Federal Reserve Bank and Federal Home Loan Bank stock	9,884	127	5.14%	10,500	121	4.61%	6	(36)	42

Commercial loans	220,347	2,842	5.16%	213,541	2,785	5.22%	57	230	(173)
Residential mortgage loans	2,473,857	28,315	4.58%	2,245,284	26,325	4.69%	1,990	5,632	(3,642)
Home equity lines of credit	342,456	3,102	3.59%	335,391	2,892	3.42%	210	63	147
Installment loans	6,048	168	11.02%	5,494	171	12.33%	(3)	69	(72)

Loans, net of unearned income	3,042,708	34,427	4.52%	2,799,710	32,173	4.59%	2,254	5,993	(3,739)

Total interest earning assets	4,511,827	39,602	3.51%	4,378,593	37,959	3.46%	1,643	5,050	(3,407)

Allowance for loan losses	(47,115)			(48,649)
Cash & non-interest earning assets	134,110			122,130

Total assets	$4,598,822			$4,452,074

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$650,132	94	0.06%	$592,264	84	0.06%	10	10	-
Money market accounts	656,935	648	0.39%	641,597	590	0.36%	58	13	45
Savings	1,229,712	644	0.21%	1,233,284	798	0.26%	(154)	(2)	(152)
Time deposits	1,148,419	2,213	0.76%	1,121,737	1,937	0.69%	276	52	224

Total interest bearing deposits	3,685,198	3,599	0.39%	3,588,882	3,409	0.38%	190	73	117
Short-term borrowings	180,063	327	0.72%	183,414	370	0.80%	(43)	(7)	(36)

Total interest bearing liabilities	3,865,261	3,926	0.40%	3,772,296	3,779	0.40%	147	66	81

Demand deposits	322,083			307,910
Other liabilities	23,783			22,435
Shareholders' equity	387,695			349,433

Total liabilities and shareholders' equity	$4,598,822			$4,452,074

Net interest income, tax equivalent		35,676			34,180		$1,496	4,983	(3,487)

Net interest spread			3.11%			3.06%

Net interest margin (net interest income
to total interest earning assets)			3.16%			3.12%

Tax equivalent adjustment		(28)			(77)

Net interest income		35,648			34,103

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of $6.1 million in 2014 and  $6.1 million  in 2013.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$124,133	1,184	1.27%	$228,560	2,014	1.17%	$(830)	(1,084)	254
Mortgage backed securities and collateralized mortgage obligations-residential	568,257	9,417	2.21%	545,974	8,358	2.04%	1,059	348	711
State and political subdivisions	4,411	235	7.10%	14,282	713	6.66%	(478)	(551)	73
Corporate bonds	3,758	63	2.23%	51,795	674	1.74%	(611)	(858)	247
Small Business Administration-guaranteed participation securities	108,078	1,630	2.01%	109,297	1,618	1.97%	12	(27)	39
Mortgage backed securities and collateralized mortgage obligations-commercial	10,870	114	1.40%	10,204	106	1.39%	8	7	1
Other	670	12	2.39%	660	13	2.63%	(1)	0	(1)

Total securities available for sale	820,177	12,655	2.06%	960,772	13,496	1.87%	(841)	(2,164)	1,323

Federal funds sold and other
short-term Investments	593,577	1,101	0.25%	496,211	916	0.25%	185	185	-

Held to maturity securities:
Corporate bonds	9,950	461	6.18%	15,340	680	5.91%	(219)	(267)	48
Mortgage backed securities and collateralized mortgage obligations-residential	70,273	1,747	3.31%	94,146	2,191	3.10%	(444)	(662)	218

Total held to maturity securities	80,223	2,208	3.67%	109,486	2,871	3.50%	(663)	(930)	267

Federal Reserve Bank and Federal Home Loan Bank stock	10,438	388	4.96%	10,192	361	4.72%	27	9	18

Commercial loans	221,492	8,481	5.11%	214,626	8,444	5.25%	37	348	(311)
Residential mortgage loans	2,410,435	82,845	4.59%	2,186,574	77,875	4.75%	4,970	9,004	(4,034)
Home equity lines of credit	341,014	9,102	3.57%	334,119	8,498	3.40%	604	176	428
Installment loans	5,825	502	11.52%	4,988	491	13.16%	11	100	(89)

Loans, net of unearned income	2,978,766	100,930	4.52%	2,740,307	95,308	4.64%	5,622	9,629	(4,007)

Total interest earning assets	4,483,181	117,282	3.49%	4,316,968	112,952	3.49%	4,330	6,729	(2,399)

Allowance for loan losses	(47,570)			(48,469)
Cash & non-interest earning assets	133,456			140,432

Total assets	$4,569,067			$4,408,931

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$629,542	267	0.06%	$575,687	246	0.06%	21	21	-
Money market accounts	652,886	1,865	0.38%	650,501	1,905	0.39%	(40)	11	(51)
Savings	1,231,761	1,999	0.22%	1,218,625	2,543	0.28%	(544)	44	(588)
Time deposits	1,144,164	6,199	0.72%	1,110,229	5,640	0.68%	559	191	368

Total interest bearing deposits	3,658,353	10,330	0.38%	3,555,042	10,334	0.39%	(4)	267	(271)
Short-term borrowings	190,599	1,062	0.74%	177,173	1,101	0.83%	(39)	115	(154)

Total interest bearing liabilities	3,848,952	11,392	0.40%	3,732,215	11,435	0.41%	(43)	383	(426)

Demand deposits	318,306			298,986
Other liabilities	23,074			21,087
Shareholders' equity	378,735			356,643

Total liabilities and shareholders' equity	$4,569,067			$4,408,931

Net interest income, tax equivalent		105,890			101,517		$4,373	6,346	(1,973)

Net interest spread			3.09%			3.08%

Net interest margin (net interest income to total interest earning assets)			3.15%			3.14%

Tax equivalent adjustment		(106)			(269)

Net interest income		105,784			101,248

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2013 the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine month periods ended September 30, 2014 and 2013, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2014, the Company had an average balance of Federal Funds sold and other short-term investments of $598.3 million compared to $551.4 million in the third quarter of 2013.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 or subsequent Form 10-Qs as of March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

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

Date: November 3, 2014

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