Form 10-K
period 2014-12-31
TRUSTCO BANK CORP N Y
filed 2015-03-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
 Yes.☐   No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒    No.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during 6the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes.☒    No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was approximately $604,957,386 (based upon the closing price of $6.68 on June 30, 2014, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 2, 2015 was 94,955,593.

Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2015 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

Index
USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted certain rules with respect to the use of “non-GAAP financial measures” by companies with a class of securities registered under the Securities Exchange Act of 1934, such as TrustCo.  GAAP is generally accepted accounting principles in the United States of America.  Under the SEC rules, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures. The following measures used in this Report may constitute “non-GAAP financial measures” within the meaning of the SEC’s rules.

Tax-Equivalent Net Interest Income and Net Interest Margin:  Net interest income  is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution’s net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution’s net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We calculate the taxable equivalent net interest margin by dividing GAAP net interest income, adjusted to include the benefit of non-taxable interest income, by average interest earning assets.

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

The Efficiency Ratio:  Financial institutions often use an “efficiency ratio” as a measure of expense control.  The efficiency ratio typically is defined as noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income.  As in the case of net interest income, generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as non-recurring charges, and other real estate expense, net, (deducted from noninterest expense) and net gain or loss on securities transactions and other non-recurring income items (excluded from noninterest income).  We calculate the efficiency ratio by dividing total noninterest expenses as determined under GAAP, but excluding other real estate expense, net, which we refer to as recurring expense, by net interest income (fully taxable equivalent) and total noninterest income as determined under GAAP, but excluding net gains on securities transactions from this calculation and other non-recurring income sources, if applicable, which we refer to as recurring revenue.

A reconciliation of Tax-Equivalent Net Interest Income and Net Interest Margin, Tangible Book Value Per Share and the Efficiency Ratio to the closest comparable GAAP financial measures is set forth in our Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

PART I

Item1.	Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to be the parent holding company of The Schenectady Trust Company, which subsequently was renamed to Trustco Bank New York and, later, to Trustco Bank, National Association. The Company’s principal subsidiary, Trustco Bank (sometimes referred to as the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 737 full-time equivalent employees of TrustCo at year-end 2014. TrustCo had 12,771 shareholders of record as of December 31, 2014 and the closing price of the TrustCo common stock on that date was $7.26.

Index
Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year end 2014, the Bank operated 156 automatic teller machines and 144 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities.  The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2014 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2014 and 2013.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $917.9 million as of December 31, 2014.

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

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo's principal competitors are local branch operations of super-regional banks, branch offices of money center banks, and locally based commercial banks and savings institutions. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities mutual funds.

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

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The OCC is the Bank’s primary federal regulator and supervises and examines the Bank.  Under the Home Owners’ Loan Act of 1934, Trustco Bank must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

Index
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010 and significantly changed the bank regulatory structure, TrustCo’s and Trustco Bank’s former primary regulator, the Office of Thrift Supervision, ceased operations, with the OCC becoming regulator and supervisor of Trustco Bank and the Federal Reserve Board becoming the primary supervisor and regulator of the Company.

The following summary of laws and regulations applicable to the Company and the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Dodd-Frank Wall Street Reform and Consumer Protection Act
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

The Dodd-Frank Act included provisions that, among other effects, created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with major federal consumer financial laws, imposed new consumer protection requirements in mortgage loan transactions and increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Dividends

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. Please refer to the discussion below under “Federal Savings Institution Regulation – Limitation on Capital Distributions” for a more detailed discussion of limitations imposed by the OCC. Further, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must submit written notice to the OCC and Federal Reserve Board 30 days prior to such distribution. The OCC and Federal Reserve Board may object to the distribution during that 30-day period based on safety and soundness or other concerns.  Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well capitalized following a proposed capital distribution, must obtain regulatory approval prior to making such distribution.

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

See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2014 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

New Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements. Under the tangible, core/leverage and risk-based requirements in effect at December 31, 2014 and 2013, Trustco Bank was required to maintain a minimum tangible capital of 1.50% of adjusted total assets, a minimum leverage ratio of core capital to adjusted total assets of 4.00% and a minimum ratio of total capital to risk weighted assets of 8.00%. In July 2013, the Federal Reserve Board, FDIC and OCC published final rules establishing a new comprehensive capital framework for all U.S. banking organizations that are designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. The Company has not previously been subject to consolidated regulatory capital requirements.

Index
The new capital rules, among other things, introduce a new capital measure, “Common Equity Tier 1” (“CET1”). CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings.

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

The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a transition period. Among other changes, the new capital rules provide for a one-time, permanent opt-out from the treatment under the new rules of certain items of accumulated other comprehensive income.  The new rules generally require the recognition in regulatory capital calculations of unrealized gains and losses. If an institution elects to opt-out, then the institution may continue treating AOCI items in a manner consistent with the prior regulatory capital rules. The Company intends to make this opt-out election. The new capital rules modify the calculation of risk-weighted assets, although they generally continue the treatment of residential mortgages under the prior rules. Under the rules, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

•	Is secured by property that is owner-occupied or rented,

•	Is made in accordance with "prudent underwriting standards,"

•	Is not 90 days or more past due or in nonaccrual status, and

•	Is not restructured or modified.

Other first-lien residential exposures, as well as junior-lien exposures, are assigned a 100% risk weight.

The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Further, the new rules retains the prior risk-weighting rules for exposures to debt directly and unconditionally guaranteed by U.S. federal government and its agencies. Such exposures receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (GSEs) and a 100% risk weight to preferred stock issued by a GSE. The new rules define a GSE as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not "explicitly guaranteed" by the full faith and credit of the federal government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.

Index
Prompt Corrective Action. Federal banking regulations also establish a “prompt corrective action” capital framework for the classification of insured depository institutions, such as Trustco Bank, and their holdings companies, such as the Company, into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial condition and activities. Under the prompt corrective action rules in effect for the years ended December 31, 2014 and December 31, 2013, an institution was considered well capitalized if it had a leverage capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution was adequately capitalized if it had a leverage ratio of at least 4.00% (3.00% for the most highly rated institutions); a Tier 1 risk-based capital ratio of 4.00% or greater and a total risk-based capital ratio of 8.00% or greater.

The new capital rules described above revised the prompt corrective action regulations effective January 1, 2015. Generally, under the standards in effect commencing on January 1, 2015, an institution or its holding company is considered well capitalized if it has a leverage capital ratio of at least 5.00%, a common equity Tier 1 risk-based capital ratio of at least 6.50%, a Tier 1 risk-based capital ratio of at least 8.00%, and a total risk-based capital ratio of at least 10.00%. An institution or its holding company is adequately capitalized if it has a leverage ratio of at least 4.00%; a common equity Tier 1 risk-based capital ratio of at least 4.50%, a Tier 1 risk-based capital ratio of 4.00% or greater and a total risk-based capital ratio of 8.00% or greater. An institution or its holding company is “undercapitalized” if it does not achieve the ratios to be considered to be adequately capitalized.

The foregoing capital ratios are based on specific quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulator about capital components, risk weighting and other factors.

As of December 31, 2014 and 2013, Trustco Bank met all capital adequacy requirements to which it was subject. Further, the most recent regulator notification categorized the Bank as a well-capitalized institution. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification under the new rules.

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

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another financial institution or savings and loan holding company without the prior written approval of the Federal Reserve Board. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Beginning in 2015, TrustCo has become subject to formal regulatory capital requirements and is now obligated to hold capital in the same amount and type that is required for insured depository institutions such as the Bank. Please refer to the discussion below under “New Capital Rules.”

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

Further, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company's public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan "blackout" periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

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

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF.  Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments (generally based on usage of subordinated debt or brokered deposits), the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions.

In May 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, subject to a limit that the amount of the special assessment for any institution cannot exceed 10 basis points times the institution's deposit insurance assessment base for the second quarter 2009. The Bank paid this special assessment in September 2009. Further, in November 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC premiums. The prepayment amount was paid in December 2009 and represented an estimated prepayment for deposit insurance assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Beginning with the March 2010 payment, the prepayment amount was used to offset further FDIC premiums. In June 2013, the remaining prepaid FDIC premium asset was refunded.

Index
FDIC deposit insurance expense totaled $2.6 million, $2.7 million, and $2.7 million in 2014, 2013 and  2012, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OCC and the Federal Reserve Board could restrict or prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.  Currently the Bank meets the regulatory definition of a well capitalized institution. During 2015, the Bank could declare dividends of approximately $37.4 million plus any 2015 net profits retained to the date of the dividend declaration.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The assessments paid by the Bank for the year ended December 31, 2014 totaled approximately $800 thousand.

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

Index
Under the QTL test, the savings institution must hold qualified thrift investments equal to at least 65% of the institution’s portfolio assets. The savings institution’s actual thrift investment percentage is the ratio of its qualified thrift investments divided by its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to meet the QTL test when its actual thrift investment percentage, falls below 65% of portfolio assets for four months within any 12-month period. To be a qualified thrift lender under the DBLA test, a savings association must meet a “business operations test” and a “60% of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings accounts in conformity with OCC rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA's assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans.

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

Index
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

Anti-Money Laundering and Customer Identification. The Bank is subject to extensive anti-money laundering provisions and requirements, which generally require that it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act (described below) and other laws. Further, the effectiveness of a financial institution in combating money laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

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

Index
Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of December 31, 2014 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $14.5 million	0% of amount.

Over $14.5 million and up to $103.6 million	3% of amount.

Over $103.6 million	$2,673,000 plus 10% of amount over $103.6 million.

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 12 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2014, the Bank owned $5.2 million in FHLB of New York stock, which was in compliance with its obligations.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2014, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2014, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

Index
In addition to the factors described under Item 1A.  Risk Factors, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one- to- four family mortgage loans in its market areas and to otherwise maintain or increase its market share in the areas in which it operates;

•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;

•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;

•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;

•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

•	adverse conditions in the securities markets that lead to impairment in the value of securities in TrustCo’s investment portfolio;

•
the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	changes in consumer spending, borrowing and savings habits;

•
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including new regulatory capital requirements that take effect for 2015;

•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

•	changes in management personnel;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	technological changes and electronic, cyber and physical security breaches;

•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in this document.

You should not rely upon forward-looking statements as predictions of future events. Although TrustCo believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.

Index
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

As discussed under “Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank have become subject to new capital requirements in 2015. The new capital rules, which were adopted by the federal banking agencies in July 2013 to implement the provisions of the Dodd-Frank Act and the international Basel III regulatory capital framework, impose more stringent capital requirements on the Company and the Bank. We believe that these restrictions may limit our future capital strategies. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements but have now become subject to the same capital requirements as bank holding companies. If we fail to comply with the new capital standards, the OCC and the Federal Reserve Board will have the authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to be designated by the OCC or the Federal Reserve Board in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver. Although we continue to evaluate the impact the new capital rules will have on us, we currently anticipate that we will continue to be well-capitalized in accordance with the regulatory standards.

Index
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

Additionally, we have a concentration of loans secured in New York and Florida.  Approximately 82.7% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 17.3% is comprised of loans secured by property located in Florida.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results.  When determining the amount of the allowance for loan losses (“ALL”), we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In deciding on the adequacy of the allowance for loan losses, management reviews past due information, historical charge-off and recovery data, and nonperforming loan activity. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory primarily (the Company’s largest geographical area) over the last several years, as well as in the Company’s other market areas. If our assumptions and analysis prove to be incorrect, our ALL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses.  Material additions to our allowance would materially decrease our net income.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2014, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2014, Trustco Realty had met the two annual income tests and the distribution test.

If Trustco Realty fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

We may be subject to a higher effective tax rate if New York State enacts legislation that would eliminate the partial dividends received exclusion currently available to the Bank for New York State income tax purposes for dividends it receives from Trustco Realty.

Current New York State tax law allows a 60% exclusion for dividends received from a greater than 50%-owned REIT subsidiary of a bank, provided the REIT was in existence on April 1, 2014 and the total assets of the bank’s affiliated group is less than $8 billion. Trustco Bank qualifies for this exclusion for dividends it receives from Trustco Realty. If New York State enacts legislation that would eliminate this exclusion, Trustco Bank would instead be entitled to a subtraction modification for 50% of its net loan interest from certain loans secured by residential real property located in New York and certain commercial loans to New York customers. However, the exclusion for this loan interest might be smaller than the 60% dividend exclusion the Bank currently receives for dividends from Trustco Realty. Consequently, a change in tax law that would eliminate the 60% dividend exclusion may increase our effective tax rate. While there is currently no such proposed legislation, the recent tax reform provisions enacted by New York State in 2014 had originally contained such provisions.

From time to time, there are proposed reforms to the New York State corporate franchise and banking laws that, if enacted, would substantially alter how we and Trustco Bank are taxed in New York State and could materially increase our combined effective New York State tax rate. We cannot predict whether the changes proposed in the governor’s executive budget will actually be enacted during 2015 or during any subsequent year, nor can we predict how any legislation that is actually enacted would differ from the current law or how any such legislative changes would affect us and Trustco Bank’s effective New York State tax rate.

The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.

Our Trustco Financial Services department derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, monetary and fiscal policy and investor sentiment. A decline in the value of the assets under management would decrease our income. Further crtain of our investment advisory and wealth management clients can terminate, with little or no notice, their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures.

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

Index
A failure in our operational systems, procedures and oversight mechanisms could result in undetected human error which could cause financial or reputational losses.

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on human beings as our greatest resource, and from time-to-time, they make mistakes that are not always caught immediately by our technological processes or by our other procedures which are intended to prevent and detect such errors. These can include calculation errors, mistakes in addressing emails, errors in software development or implementation, or simple errors in judgment. We strive to eliminate such human errors through training, supervision, technology and by redundant processes and controls. Human errors, even if promptly discovered and remediated, can result in material losses and liabilities for the Company.

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

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 144 offices, of which 26 are owned and 118 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Not applicable.

Index
Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 51, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Robert T. Cushing, Age 59, Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of TrustCo since December 2014, Executive Vice President and Chief Financial Officer of TrustCo from January 2004 to December 2014, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 48, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 52, Executive Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 40, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 48, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Thomas M. Poitras, Age 52, Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Administrative Vice President of Trustco Bank since 2011. Vice President of Trustco Bank since 2001. Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 64, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index
PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto and incorporated by reference herein. TrustCo had 12,673 shareholders of record as of February 27, 2015, and the closing price of TrustCo's common stock on that date was $6.76.

The following table provides information, as of December 31, 2014, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,693,050	$8.27	896,750
Total	2,693,050	$8.27	896,750

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2014.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to December 31, 2014	38,390	$7.34	—	—
Total	38,390	$7.34	—	—
*Purchase relates to taxes associated with the vesting of restricted stock awards.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

TrustCo's Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Index
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

TrustCo's Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

TrustCo’s Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2014, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

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

The information required by this Item is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2014 and 2013.

Consolidated Statements of Income -- Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2014 and 2013.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 6, 2015	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief Financial Officer

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	President and Chief Executive Officer
	(principal executive officer)	January 20, 2015

/s/ Michael M. Ozimek
Michael M. Ozimek	Senior Vice President and Chief Financial Officer	January 20, 2015
(principal financial and accounting officer)

*
Dennis A. DeGennaro	Director	January 20, 2015

*
Joseph Lucarelli	Director	January 20, 2015

*
Thomas O. Maggs	Chairman	January 20, 2015

*
Dr. Anthony J. Marinello	Director	January 20, 2015

*
Robert A. McCormick	Director	January 20, 2015

*
William D. Powers	Director	January 20, 2015

*
William J. Purdy	Director	January 20, 2015

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney

/s/Mary Jean Riley
Notary Public
Mary Jean Riley
Notary Public, State of New York
Qualified in Albany County
No. 01RI5032631
Commission Expires August 29, 2018

Index
Exhibit Index

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to, Exhibit 3 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2006.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Report on Form 8-K, filed September 16, 2008.

10(a)*	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(b)*	Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to, Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(c)*	Amended and Restated Trustco Bank and TrustCo Bank Corp NY Supplemental Retirement Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.6 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(d)*	Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.5 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(e)*	Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(e) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(f)*	2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of February 1, 2011, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 21, 2011.

10(g)*	Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, effective as of January 1, 2008, incorporated by reference to Exhibit 99.8 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(h)*	Amended and Restated TrustCo Bank Corp NY 1995 Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(k) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(i)*	Amendment No. 1 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(v) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(j)*	Amendment No. 2 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(w) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(k)*	Amendment No. 3 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2008, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(l)*	Amendment No. 4 to Amended and Restated 1995 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(m)*	Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(n)*	Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

Index
10(o)*	Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(p)*	Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(q)*	Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(f) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(r)*	Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(s)*	Consulting Agreement Between TrustCo Bank Corp NY and Robert A. McCormick, dated December 21, 2010 incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(t)*	Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(u)*	Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

10(v)*	2004 TrustCo Directors Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004.

10(w)*	Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(x)*	Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(y)*	2004 TrustCo Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004.

10(z)*	Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(aa)*	Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(bb)*	Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(cc)*	Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(dd)*	Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(ee)*	Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(ff)*	Amendment No. 1 to Second Amended and Restated Trustco Bank Executive Officer Incentive Plan, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

Index
10(gg)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)*	2010 Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(ii)*	2010 Directors Equity Incentive Plan dated December 21, 2010, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2010.

10(jj)*	Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 19, 2014.

10(kk)*	Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(ll)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(mm)*	Director Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(nn)*	Amendment No. 1 to TrustCo Bank Corp NY 2010 Equity Incentive Plan, dated March 20, 2012, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 20, 2012.

10(oo)*	Amendment No. 1 to TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan, dated March 20, 2012, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 20, 2012.

10(pp)*	Amendment No. 2 to TrustCo Bank Corp NY 2010 Director Equity Incentive Plan, dated November 20, 2012, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2012.

10(qq)*	Form of Performance Share Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 19, 2014.

10(rr)*	Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY 2010 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 19, 2014.

10(ss)*	Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY 2010 Directors Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 19, 2014.

10(tt)*	Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(uu)*	Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

10(vv)*	Consulting Agreement between TrustCo Bank Corp NY And Robert T. Cushing, dated as of December 16, 2014, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 16, 2014.

10(xx)*	Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

Index
11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2014 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2014

21**	List of Subsidiaries of TrustCo

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.