Form 10-Q
period 2015-03-31
TRUSTCO BANK CORP N Y
filed 2015-05-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
March 31, 2015

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate  by check mark whether the registrant has submitted electronically and  posted  on  its  corporate  Web  site,  if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405  of  this  chapter)  during the preceding 12 months (or for such shorter period  that  the  registrant  was  required  to  submit  and  post  such files).  ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2015
$1 Par Value	95,056,015

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Interest and dividend income:
Interest and fees on loans	$34,983	32,874
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	212	506
State and political subdivisions	25	68
Mortgage-backed securities and collateralized mortgage obligations-residential	2,393	3,078
Corporate bonds	1	59
Small Business Administration-guaranteed participation securities	522	556
Mortgage-backed securities and collateralized mortgage obligations-commercial	37	38
Other securities	4	4
Total interest and dividends on securities available for sale	3,194	4,309

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	478	625
Corporate bonds	154	154
Total interest on held to maturity securities	632	779

Federal Reserve Bank and Federal Home Loan Bank stock	116	133
Interest on federal funds sold and other short-term investments	400	351
Total interest income	39,325	38,446

Interest expense:
Interest on deposits:
Interest-bearing checking	105	84
Savings	658	763
Money market deposit accounts	617	599
Time deposits	2,434	1,951
Interest on short-term borrowings	346	393
Total interest expense	4,160	3,790

Net interest income	35,165	34,656
Provision for loan losses	800	1,500
Net interest income after provision for loan losses	34,365	33,156

Noninterest income:
Trustco financial services income	1,653	1,510
Fees for services to customers	2,524	2,521
Net gain on securities transactions	249	6
Other	197	1,722
Total noninterest income	4,623	5,759

Noninterest expenses:
Salaries and employee benefits	8,481	7,592
Net occupancy expense	4,108	4,259
Equipment expense	1,942	1,752
Professional services	1,507	1,286
Outsourced services	1,425	1,325
Advertising expense	600	599
FDIC and other insurance	1,065	904
Other real estate expense, net	424	855
Other	2,305	2,229
Total noninterest expenses	21,857	20,801

Income before taxes	17,131	18,114
Income taxes	6,416	7,103

Net income	$10,715	11,011

Net income per share:
- Basic	$0.113	0.116

- Diluted	$0.113	0.116

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$10,715	11,011

Net unrealized holding gain on securities available for sale	3,309	7,455
Reclassification adjustments for net gain recognized in income	(249)	(6)
Tax effect	(1,222)	(3,026)

Net unrealized gain on securities available for sale, net of tax	1,838	4,423

Amortization of net actuarial gain	(5)	(72)
Amortization of prior service credit	(22)	(45)
Tax effect	11	45
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(16)	(72)

Other comprehensive income, net of tax	1,822	4,351
Comprehensive income	$12,537	15,362

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$44,853	43,505

Federal funds sold and other short term investments	705,273	627,943
Total cash and cash equivalents	750,126	671,448

Securities available for sale	666,851	676,759

Held to maturity securities (fair value 2015 $71,675; 2014 $75,342)	67,260	70,946

Federal Reserve Bank and Federal Home Loan Bank stock	9,228	9,228

Loans, net of deferred fees and costs	3,193,625	3,158,332
Less:
Allowance for loan losses	45,944	46,327
Net loans	3,147,681	3,112,005

Bank premises and equipment, net	38,812	38,565
Other assets	60,698	65,488

Total assets	$4,740,656	4,644,439

LIABILITIES:
Deposits:
Demand	$347,315	331,425
Interest-bearing checking	696,137	682,210
Savings accounts	1,237,115	1,216,831
Money market deposit accounts	640,368	638,542
Time deposits	1,196,233	1,163,233
Total deposits	4,117,168	4,032,241

Short-term borrowings	194,738	189,116
Accrued expenses and other liabilities	28,274	29,638

Total liabilities	4,340,180	4,250,995

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,964,052 and 98,944,623 shares issued at March 31, 2015 and December 31, 2014, respectively	98,964	98,945
Surplus	172,237	172,353
Undivided profits	171,232	166,745
Accumulated other comprehensive loss, net of tax	(2,687)	(4,509)
Treasury stock at cost - 4,008,458 and 4,087,295 shares at March 31, 2015 and December 31, 2014, respectively	(39,270)	(40,090)

Total shareholders' equity	400,476	393,444

Total liabilities and shareholders' equity	$4,740,656	4,644,439

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net income	-	-	11,011	-	-	11,011
Other comprehensive income, net of tax	-	-	-	4,351	-	4,351
Cash dividend declared, $.065625 per share	-	-	(6,206)	-	-	(6,206)
Sale of treasury stock (100,689 shares)	-	(267)	-	-	990	723
Stock based compensation expense	-	87	-	-	-	87

Ending balance, March 31, 2014	$98,927	172,964	152,237	(9,452)	(42,897)	371,779

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	10,715	-	-	10,715
Other comprehensive income, net of tax	-	-	-	1,822	-	1,822
Cash dividend declared, $.065625 per share	-	-	(6,228)	-	-	(6,228)
Stock options exercised and related tax benefits (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (93,718 shares)	-	(244)	-	-	919	675
Stock based compensation expense	-	48	-	-	-	48

Ending balance, March 31, 2015	$98,964	172,237	171,232	(2,687)	(39,270)	400,476

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$10,715	11,011

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,173	1,231
Net (gain) loss on sale of other real estate owned	(134)	39
Writedown of other real estate owned	259	635
Net gain on sale of building held for sale	-	(1,556)
Provision for loan losses	800	1,500
Deferred tax expense	891	1,663
Stock based compensation expense	48	87
Net gain on sale of bank premises and equipment	(1)	(1)
Net gain on sales and calls of securities	(249)	(6)
Decrease (increase) in taxes receivable	4,379	(4,950)
Decrease in interest receivable	424	255
Increase in interest payable	22	3
Increase in other assets	(1,625)	(2,992)
Decrease in accrued expenses and other liabilities	(1,390)	(4,087)
Total adjustments	4,597	(8,179)
Net cash provided by operating activities	15,312	2,832

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	52,625	141,322
Proceeds from calls and maturities of held to maturity securities	3,686	4,079
Purchases of securities available for sale	(39,408)	(15,405)
Proceeds from maturities of securities available for sale	-	4,000
Net increase in loans	(38,670)	(37,822)
Net proceeds from sale of building held for sale	-	4,745
Proceeds from dispositions of other real estate owned	1,552	1,930
Proceeds from dispositions of bank premises and equipment	51	35
Purchases of bank premises and equipment	(1,470)	(1,550)
Net cash used in investing activities	(21,634)	101,334

Cash flows from financing activities:

Net increase in deposits	84,927	60,147
Net increase (decrease) in short-term borrowings	5,622	(8,751)
Proceeds from exercise of stock options and related tax benefits	99	-
Proceeds from sale of treasury stock	675	723
Purchases of treasury stock	(99)	-
Dividends paid	(6,224)	(6,199)
Net cash provided by financing activities	85,000	45,920
Net increase in cash and cash equivalents	78,678	150,086
Cash and cash equivalents at beginning of period	671,448	583,044
Cash and cash equivalents at end of period	$750,126	733,130

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$4,138	3,787
Income taxes paid	2,037	12,120
Other non cash items:
Transfer of loans to other real estate owned	2,194	3,450
Transfer of other real estate owned to fixed assets	-	568
Increase in dividends payable	4	7
Change in unrealized gain on securities available for sale-gross of deferred taxes	3,060	7,449
Change in deferred tax effect on unrealized gain on securities available for sale	(1,222)	(3,026)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	(27)	(117)
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	11	45

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2015, the results of operations and the cash flows for the three months ended March 31, 2015 and 2014.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the TrustCo Bank Corp NY year-end Consolidated Financial Statements, including notes thereto, which are included in TrustCo Bank Corp NY's 2014 Annual Report to Shareholders on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Participating securities under this statement include the unvested employees’ and directors’ restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.  These awards were settled in 2014 and as of March 31, 2015, the Company no longer has unvested restricted stock awards that were previously considered participating securities.

Index
A reconciliation of the component parts of earnings per share for the three months ended March 31, 2015 and 2014 is as follows:

(dollars in thousands, except per share data)
	2015	2014
For the three months ended
March 31:
Net income	$10,715	11,011
Less: Net income allocated to participating securities	-	12
Net income allocated to common shareholders	$10,715	10,999
Basic EPS:
Distributed earnings allocated to common stock	$6,228	6,206
Undistributed earnings allocated to common stock	4,487	4,793
Net income allocated to common shareholders	$10,715	10,999
Weighted average common shares outstanding including participating securities	94,947	94,558
Less: Participating securities	-	106
Weighted average common shares	94,947	94,452

Basic EPS	$0.113	0.116

Diluted EPS:
Net income allocated to common shareholders	$10,715	10,999
Weighted average common shares for basic EPS	94,947	94,452
Effect of Dilutive Securities:
Stock Options	127	129
Weighted average common shares including potential dilutive shares	95,074	94,581

Diluted EPS	$0.113	0.116

For the three months ended March 31, 2015 and 2014, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million and 2.4 million, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three month periods ended March 31, 2015 and 2014 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014

Service cost	$15	18	39	14
Interest cost	330	336	65	32
Expected return on plan assets	(684)	(609)	(181)	(169)
Amortization of net (gain) loss	(40)	-	35	(72)
Amortization of prior service cost (credit)	-	-	(22)	(45)
Net periodic benefit	$(379)	(255)	(64)	(240)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014, that it did not expect to make contributions to its pension and postretirement benefit plans in 2015.  As of March 31, 2015, no contributions have been made however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$108,421	67	240	108,248
State and political subdivisions	1,939	35	-	1,974
Mortgage backed securities and collateralized mortgage obligations - residential	446,068	1,461	2,256	445,273
Corporate bonds	1,500	-	-	1,500
Small Business Administration-guaranteed participation securities	100,704	-	2,036	98,668
Mortgage backed securities and collateralized mortgage obligations - commercial	10,628	-	125	10,503
Other	650	-	-	650
Total debt securities	669,910	1,563	4,657	666,816
Equity securities	35	-	-	35
Total securities available for sale	$669,945	1,563	4,657	666,851

(dollars in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$78,420	2	622	77,800
State and political subdivisions	2,232	39	-	2,271
Mortgage backed securities and collateralized mortgage obligations - residential	486,107	1,108	3,655	483,560
Corporate bonds	1,500	-	-	1,500
Small Business Administration-guaranteed participation securities	103,273	-	2,777	100,496
Mortgage backed securities and collateralized mortgage obligations - commercial	10,696	-	249	10,447
Other	650	-	-	650
Total debt securities	682,878	1,149	7,303	676,724
Equity securities	35	-	-	35
Total securities available for sale	$682,913	1,149	7,303	676,759

Index
The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2015, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,087	4,092
Due in one year through five years	523,915	522,927
Due after five years through ten years	141,890	139,779
Due after ten years	18	18
	$669,910	666,816

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$5,994	8	55,787	232	61,781	240
Mortgage backed securities and collateralized mortgage obligations - residential	136,827	608	184,915	1,648	321,742	2,256
Small Business Administration-guaranteed participation securities	8,043	96	90,624	1,940	98,667	2,036
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,503	125	10,503	125

Total	$150,864	712	341,829	3,945	492,693	4,657

(dollars in thousands)	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$12,840	81	54,959	541	67,799	622
Mortgage backed securities and collateralized mortgage obligations - residential	65,549	492	325,476	3,163	391,025	3,655
Small Business Administration-guaranteed participation securities	-	-	100,496	2,777	100,496	2,777
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,447	249	10,447	249

Total	$78,389	573	491,378	6,730	569,767	7,303

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2015 and 2014 are as follows:

(dollars in thousands)	Three months ended March 31,
	2015	2014

Proceeds from sales	$22,945	-
Proceeds from calls	29,680	141,322
Gross realized gains	249	6
Gross realized losses	-	-

Index
Tax expense recognized on net gains on sales of securities available for sale were approximately $100 thousand and $2 thousand for the three months ended March 31, 2015 and 2014 respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$57,296	3,397	-	60,693
Corporate bonds	9,964	1,018	-	10,982
Total held to maturity	$67,260	4,415	-	71,675

(dollars in thousands)	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$60,986	3,334	-	64,320
Corporate bonds	9,960	1,062	-	11,022
Total held to maturity	$70,946	4,396	-	75,342

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2015, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	-
Due in one year through five years	67,260	71,675
Due in five years through ten years	-	-
	$67,260	71,675

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrecognized loss position as of March 31, 2015 or December 31, 2014.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2015 and 2014.

Index
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

As of March 31, 2015, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Mortgage backed securities and collateralized mortgage obligations - residential

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Index
Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Mortgage backed securities and collateralized mortgage obligations – commercial

 All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

As a result of the above analysis, during the three months ended March 31, 2015, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index
(5) Loans and Allowance for Loan Losses

The following tables present the recorded investment in loans by loan class:

	March 31, 2015
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$171,178	15,968	187,146
Other	24,950	49	24,999
Real estate mortgage - 1 to 4 family:
First mortgages	2,061,142	500,633	2,561,775
Home equity loans	51,853	7,297	59,150
Home equity lines of credit	306,196	46,356	352,552
Installment	7,231	772	8,003
Total loans, net	$2,622,550	571,075	3,193,625
Less: Allowance for loan losses			45,944
Net loans			$3,147,681

	December 31, 2014
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$174,788	19,336	194,124
Other	29,200	58	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	2,041,140	476,427	2,517,567
Home equity loans	51,713	5,942	57,655
Home equity lines of credit	308,764	43,370	352,134
Installment	6,774	820	7,594
Total loans, net	$2,612,379	545,953	3,158,332
Less: Allowance for loan losses			46,327
Net loans			$3,112,005
*	Includes New York, New Jersey, Vermont and Massachusetts

At March 31, 2015 and December 31, 2014, the Company had approximately $32.8 million and $38.5 million of real estate construction loans, respectively.  Of the $32.8 million in real estate construction loans at March 31, 2015, approximately $17.1 million are secured by first mortgages to residential borrowers while approximately $15.7 million were to commercial borrowers for residential construction projects. Of the $38.5 million in real estate construction loans at December 31, 2014, approximately $17.6 million are secured by first mortgages to residential borrowers while approximately $20.9 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2015
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$2,489	-	2,489
Real estate mortgage - 1 to 4 family:
First mortgages	24,704	2,287	26,991
Home equity loans	296	-	296
Home equity lines of credit	3,215	321	3,536
Installment	77	20	97
Total non-accrual loans	30,781	2,628	33,409
Restructured real estate mortgages - 1 to 4 family	75	-	75
Total nonperforming loans	$30,856	2,628	33,484

	December 31, 2014
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,835	-	3,835
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	23,643	2,488	26,131
Home equity loans	349	-	349
Home equity lines of credit	3,229	252	3,481
Installment	77	13	90
Total non-accrual loans	31,133	2,753	33,886
Restructured real estate mortgages - 1 to 4 family	125	-	125
Total nonperforming loans	$31,258	2,753	34,011

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2015 and December 31, 2014, residential other estate owned totaled $3.6 million and $4.2 million respectively. In addition, non-accrual residential mortgage loans that are in process of foreclosure had a recorded investment of $18.4 million and $17.5 million as of March 31, 2015 and December 31, 2014, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2015 and December 31, 2014:
New York and other states:
	March 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$886	527	1,231	2,644	168,534	171,178
Other	-	-	-	-	24,950	24,950
Real estate mortgage - 1 to 4 family:
First mortgages	4,094	2,260	17,216	23,570	2,037,572	2,061,142
Home equity loans	152	-	272	424	51,429	51,853
Home equity lines of credit	550	641	1,118	2,309	303,887	306,196
Installment	31	91	49	171	7,060	7,231

Total	$5,713	3,519	19,886	29,118	2,593,432	2,622,550

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	15,968	15,968
Other	-	-	-	-	49	49
Real estate mortgage - 1 to 4 family:
First mortgages	744	82	849	1,675	498,958	500,633
Home equity loans	-	-	-	-	7,297	7,297
Home equity lines of credit	35	-	100	135	46,221	46,356
Installment	2	-	-	2	770	772

Total	$781	82	949	1,812	569,263	571,075

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$886	527	1,231	2,644	184,502	187,146
Other	-	-	-	-	24,999	24,999
Real estate mortgage - 1 to 4 family:
First mortgages	4,838	2,342	18,065	25,245	2,536,530	2,561,775
Home equity loans	152	-	272	424	58,726	59,150
Home equity lines of credit	585	641	1,218	2,444	350,108	352,552
Installment	33	91	49	173	7,830	8,003

Total	$6,494	3,601	20,835	30,930	3,162,695	3,193,625

Index
New York and other states:

	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	171,491	174,788
Other	-	-	-	-	29,200	29,200
Real estate mortgage - 1 to 4 family:
First mortgages	3,340	3,874	16,782	23,996	2,017,144	2,041,140
Home equity loans	141	59	337	537	51,176	51,713
Home equity lines of credit	568	342	1,198	2,108	306,656	308,764
Installment	79	10	58	147	6,627	6,774

Total	$4,746	4,337	21,002	30,085	2,582,294	2,612,379

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	19,336	19,336
Other	-	-	-	-	58	58
Real estate mortgage - 1 to 4 family:
First mortgages	801	283	1,225	2,309	474,118	476,427
Home equity loans	-	-	-	-	5,942	5,942
Home equity lines of credit	173	-	116	289	43,081	43,370
Installment	17	-	-	17	803	820

Total	$991	283	1,341	2,615	543,338	545,953

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	190,827	194,124
Other	-	-	-	-	29,258	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	4,141	4,157	18,007	26,305	2,491,262	2,517,567
Home equity loans	141	59	337	537	57,118	57,655
Home equity lines of credit	741	342	1,314	2,397	349,737	352,134
Installment	96	10	58	164	7,430	7,594

Total	$5,737	4,620	22,343	32,700	3,125,632	3,158,332

At March 31, 2015 and December 31, 2014, there were no loans that are 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	50	1,114	43	1,207
Florida	-	109	-	109
Total loan chargeoffs	50	1,223	43	1,316

Recoveries of loans previously charged off:
New York and other states*	16	110	6	132
Florida	1	-	-	1
Total recoveries	17	110	6	133
Net loans charged off	33	1,113	37	1,183
Provision (credit) for loan losses	(14)	554	260	800
Balance at end of period	$4,024	41,529	391	45,944

(dollars in thousands)	For the three months ended March 31, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states*	260	925	49	1,234
Florida	613	467	2	1,082
Total loan chargeoffs	873	1,392	51	2,316

Recoveries of loans previously charged off:
New York and other states*	18	74	5	97
Florida	1	39	-	40
Total recoveries	19	113	5	137
Net loans charged off	854	1,279	46	2,179
Provision for loan losses	675	773	52	1,500
Balance at end of period	$3,840	43,091	104	47,035

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,024	41,529	391	45,944

Total ending allowance balance	$4,024	41,529	391	45,944

Loans:
Individually evaluated for impairment	$2,780	22,944	-	25,724
Collectively evaluated for impairment	209,365	2,950,533	8,003	3,167,901

Total ending loans balance	$212,145	2,973,477	8,003	3,193,625

	December 31, 2014
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,071	42,088	168	46,327

Total ending allowance balance	$4,071	42,088	168	46,327

Loans:
Individually evaluated for impairment	$4,129	22,406	-	26,535
Collectively evaluated for impairment	219,253	2,904,950	7,594	3,131,797

Total ending loans balance	$223,382	2,927,356	7,594	3,158,332

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured in a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2015 and December 31, 2014 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2015 and December 31, 2014:
New York and other states:
	March 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,780	2,928	-	3,611
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,238	19,435	-	18,276
Home equity loans	338	381	-	347
Home equity lines of credit	2,280	2,520	-	2,415

Total	$23,636	25,264	-	24,649

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,377	1,476	-	1,420
Home equity loans	55	55	-	55
Home equity lines of credit	656	740	-	667

Total	$2,088	2,271	-	2,142

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,780	2,928	-	3,611
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,615	20,911	-	19,696
Home equity loans	393	436	-	402
Home equity lines of credit	2,936	3,260	-	3,082

Total	$25,724	27,535	-	26,791

Index
New York and other states:

	December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	4,798
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	17,579	18,689	-	17,261
Home equity loans	366	410	-	454
Home equity lines of credit	2,492	2,778	-	2,578

Total	$24,566	27,376	-	25,152

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	577
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,289	1,380	-	1,422
Home equity loans	56	56	-	5
Home equity lines of credit	624	773	-	581

Total	$1,969	2,209	-	2,585

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	5,375
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	18,868	20,069	-	18,683
Home equity loans	422	466	-	459
Home equity lines of credit	3,116	3,551	-	3,159

Total	$26,535	29,585	-	27,737

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months ended March 31, 2015 and 2014.

Index
As of March 31, 2015 and December 31, 2014 impaired loans included approximately $10.4 million and $9.9 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of March 31, 2015 and December 31, 2014, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2015			Three months ended 3/31/2014
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	11	$2,240	$2,240	8	$1,378	$1,378
Home equity loans	1	10	10	1	4	4
Home equity lines of credit	1	50	50	1	122	122

Total	13	$2,300	$2,300	10	$1,504	$1,504

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$157	$157	2	$173	$173
Home equity lines of credit	2	50	50	2	354	354

Total	3	$207	$207	4	$527	$527

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

Index
The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2015 and 2014 which had been modified within the last twelve months:

	Three months ended 3/31/2015		Three months ended 3/31/2014
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	4	$245

Total	-	$-	4	$245

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
Home equity lines of credit	1	$50	1	$280

Total	1	$50	1	$280

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

Index
As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2015
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$160,448	10,730	171,178
Other	24,283	667	24,950

	$184,731	11,397	196,128

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$15,968	-	15,968
Other	49	-	49

	$16,017	-	16,017

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$176,416	10,730	187,146
Other	24,332	667	24,999

	$200,748	11,397	212,145

	December 31, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$162,589	12,199	174,788
Other	28,677	523	29,200

	$191,266	12,722	203,988

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$19,336	-	19,336
Other	58	-	58

	$19,394	-	19,394

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$181,925	12,199	194,124
Other	28,735	523	29,258

	$210,660	12,722	223,382

Index
Included in classified loans in the above tables are impaired loans of $2.8 million and $4.1 million at March 31, 2015 and December 31, 2014, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools at March 31, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools at March 31, 2015 and December 31, 2014 is presented in the recorded investment in non-accrual loans table.

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

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale is determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and is included in the Consolidated Statements of Income in the respective investment class under total interest and dividend income. Also classified as available for sale securities, the fair value of equity securities is determined by quoted market prices and these are designated as Level 1. The Company does not have any securities that would be designated as level 3.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$108,248	$-	$108,248	$-
State and political subdivisions	1,974	-	1,974	-
Mortgage backed securities and collateralized mortgage obligations - residential	445,273	-	445,273	-
Corporate bonds	1,500	-	1,500	-
Small Business Administration-guaranteed participation securities	98,668	-	98,668	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,503	-	10,503	-
Other securities	685	35	650	-
Total securities available for sale	$666,851	$35	$666,816	$-

Index
	Fair Value Measurements at December 31, 2014 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$77,800	$-	$77,800	$-
State and political subdivisions	2,271	-	2,271	-
Mortgage backed securities and collateralized mortgage obligations - residential	483,560	-	483,560	-
Corporate bonds	1,500	-	1,500	-
Small Business Administration-guaranteed participation securities	100,496	-	100,496	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,447	-	10,447	-
Other securities	685	35	650	-
Total securities available for sale	$676,759	$35	$676,724	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2015 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$6,958	$-	$-	$6,958
Impaired loans:
Commercial real estate	65	-	-	65
Real estate mortgage - 1 to 4 family:
First mortgages	1,640	-	-	1,640
Home equity lines of credit	59	-	-	59

	Fair Value Measurements at December 31, 2014 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$6,441	$-	$-	$6,441
Impaired loans:
Commercial real estate	206	-	-	206
Real estate mortgage - 1 to 4 family:
First mortgages	2,627	-	-	2,627
Home equity lines of credit	810	-	-	810

Other real estate owned, which is carried at fair value less costs to sell, approximated $7.0 million at March 31, 2015 and consisted of $3.4 million of commercial real estate and $3.6 million of residential real estate properties. A valuation charge of $259 thousand is included in earnings for the three months ended March 31, 2015.

Of the total impaired loans of $25.7 million at March 31, 2015, $1.8 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2015. Gross charge offs related to commercial impaired loans included in the table above were $50 thousand for the three months ended March 31, 2015, while gross charge offs related to residential impaired loans included in the table above amounted to $184 thousand.

Other real estate owned, which is carried at fair value less costs to sell, approximates $6.4 million at December 31, 2014 and consisted of $2.2 million of commercial real estate and $4.2 million of residential real estate properties. A valuation charge of $2.0 million is included in earnings for the year ended December 31, 2014.

Of the total impaired loans of $26.5 million at December 31, 2014, $3.6 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2014. Gross charge offs related to commercial impaired loans included in the table above were $17 thousand for the year ended December 31, 2014, while gross charge offs related to residential impaired loans included in the table above amounted to $349 thousand.

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2015 and December 31, 2014 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$750,126	750,126	-	-	750,126
Securities available for sale	666,851	35	666,816	-	666,851
Held to maturity securities	67,260	-	71,675	-	71,675
Federal Reserve Bank and Federal Home Loan Bank stock	9,228	N/A	N/A	N/A	N/A
Net loans	3,147,681	-	-	3,190,778	3,190,778
Accrued interest receivable	10,376	60	2,315	8,001	10,376
Financial liabilities:
Demand deposits	347,315	347,315	-	-	347,315
Interest bearing deposits	3,769,853	2,573,620	1,196,715	-	3,770,335
Short-term borrowings	194,738	-	194,738	-	194,738
Accrued interest payable	570	97	473	-	570

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2014 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$671,448	671,448	-	-	671,448
Securities available for sale	676,759	35	676,724	-	676,759
Held to maturity securities	70,946	-	75,342	-	75,342
Federal Reserve Bank and Federal Home Loan Bank stock	9,228	N/A	N/A	N/A	N/A
Net loans	3,112,005	-	-	3,171,005	3,171,005
Accrued interest receivable	10,800	30	2,694	8,076	10,800
Financial liabilities:
Demand deposits	331,425	331,425	-	-	331,425
Interest bearing deposits	3,700,816	2,537,583	1,163,245	-	3,700,828
Short-term borrowings	189,116	-	189,116	-	189,116
Accrued interest payable	548	100	448	-	548

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

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

	Three months ended 3/31/15
(dollars in thousands)	Balance at 12/31/2014	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/15	Balance at 3/31/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	1,987	(149)	1,838	(1,855)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(816)	-	(16)	(16)	(832)

Accumulated other comprehensive income (loss), net of tax	(4,509)	1,987	(165)	1,822	(2,687)

	Three months ended 3/31/14
(dollars in thousands)	Balance at 12/31/2013	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/14	Balance at 3/31/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(18,078)	4,427	(4)	4,423	(13,655)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(72)	(72)	4,203

Accumulated other comprehensive income (loss), net of tax	(13,803)	4,427	(76)	4,351	(9,452)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Three months ended March 31,
	2015	2014	Affected Line Item in Statements
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	$249	6	Net gain on securities transactions
Income tax expense	(100)	(2)	Income taxes
Net of tax	149	4

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	5	72	Salaries and employee benefits
Amortization of prior service credit	22	45	Salaries and employee benefits
Income tax benefit	(11)	(45)	Income taxes
Net of tax	16	72

Total reclassifications, net of tax	$165	76

(8) New Accounting Pronouncements

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. In April 2015, the FASB proposed to defer the effective date for one year. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of March 31, 2015, and the related consolidated statements of income, comprehensive income,  changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company's management.

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
May 1, 2015

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2014, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one-to-four family mortgage loans in its market areas;
•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
•	the future earnings and capital levels of Trustco Bank and the continued non-objection by TrustCo’s and Trustco Bank’s primary federal banking regulators, to the extent required, to distribute capital from Trustco Bank to the Company, which could affect the ability of the Company to pay dividends;
•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;
•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;
•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;

Index
•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2015 and 2014.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2015, with comparisons to the corresponding period in 2014, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2014 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 6, 2015, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index
Financial markets generally trended up during the first quarter of 2015, with higher volatility in the opening and closing weeks of the period and a less volatile period during the middle of the period.  For the first quarter, the S&P 500 Index was up 0.4% and the Dow Jones Industrial Average was down 0.3%.  Credit markets also showed stable conditions during much of the quarter, with some increased volatility during the period.  On average, the shape of the curve flattened considerably, continuing a recent trend.  The 10 year Treasury bond averaged 1.97% during Q1 compared to 2.28% in Q4, a decline of 31 basis points.  However, the 2 year Treasury bond average rates rose 6 basis points and the 5 year Treasury bond only declined 14 basis points, producing a flatter curve.  The spread between the 10 year and the 2 year Treasury bonds declined from 1.74% on average in Q4 to 1.36% in Q1.  The first quarter of 2015 spread is 103 basis points lower than in the first quarter of 2014.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the first quarter of 2015.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, were consistent with recent quarters, remaining relatively narrow compared to the Treasury curve during the first quarter of 2015.  Spreads generally remained well below the levels seen a year ago.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing and direction that the Federal Reserve Board would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations has caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/14	Beg of Q1	0.07	0.39	1.72	3.00	2.61
	Peak	0.08	0.47	1.77	3.01	2.61
	Trough	0.02	0.30	1.44	2.60	2.24
	End of Q1	0.05	0.44	1.73	2.73	2.29
	Average in Q1	0.05	0.37	1.60	2.77	2.39

Q2/14	Beg of Q2	0.04	0.44	1.74	2.77	2.33
	Peak	0.04	0.51	1.80	2.82	2.35
	Trough	0.01	0.35	1.50	2.44	2.06
	End of Q2	0.04	0.47	1.62	2.53	2.06
	Average in Q2	0.03	0.42	1.66	2.62	2.20

Q3/14	Beg of Q3	0.02	0.47	1.66	2.58	2.11
	Peak	0.04	0.59	1.85	2.63	2.11
	Trough	0.01	0.42	1.55	2.34	1.84
	End of Q3	0.02	0.58	1.78	2.52	1.94
	Average in Q3	0.03	0.52	1.70	2.49	1.98

Q4/14	Beg of Q4	0.02	0.53	1.69	2.42	1.89
	Peak	0.05	0.73	1.76	2.45	1.91
	Trough	0.01	0.34	1.37	2.07	1.46
	End of Q4	0.04	0.67	1.65	2.17	1.50
	Average in Q4	0.02	0.54	1.60	2.28	1.74

Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Despite steady equity markets and some modest improvements in parts of the economy, the underlying economy of the United States continued to face many significant challenges. Employment increased and the unemployment rate declined, although labor force participation remains weak. Wage growth also remains weak, with much of the new job creation coming from low wage jobs. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by a specific factor, such as hydro fracking in the Bakken Shale region of North Dakota until recently. The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 are now in the early stages of being stabilized, and eventually reversed. Economic activity in Europe, China and elsewhere has also been mixed at best, contributing to global economic issues.  Finally, the impact of regulatory changes that have been enacted has only partly been felt at this point, and we expect that these changes will continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and fundamentally changed the way banks conduct business.

Index
The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which has had and will likely continue to have a significant impact on the financial services industry.

The Dodd-Frank Act also created a new agency, the Consumer Financial Protection Bureau (the “CFPB”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with federal consumer financial laws such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others.  Depository institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised by their primary federal regulators (in the case of the Bank, the Office of the Comptroller of the Currency or “OCC”).  The CFPB will also have data collecting powers for fair lending purposes for both small business and mortgage loans, as well as authority to prevent unfair, deceptive and abusive acts and practices.  These new and revised rules have and may continue to increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable first-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet Government-Sponsored Enterprise (“GSE”), Federal Housing Administration (“FHA“) and United States Department of Veterans Affairs (“VA”) underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company did experience an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent years, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at March 31, 2015, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Federal Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  Also, as noted, the slope of the curve flattened during the quarter.  A steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  Somewhat better economic activity could potentially lead to higher rates.  Potentially offsetting this is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Home foreclosures have declined nationally over the last few years but remain an area of political, regulatory and media interest.  Problems such as instances of foreclosures where the paperwork or process may not have met legal requirements have created significant legal and public relations problems for banks and other mortgage lenders.  Since the financial crisis began in 2008, numerous government and private actions have been undertaken relative to home lending, resulting in billions of dollars of fines against major industry participants for issues involving various aspects of their mortgage businesses, including foreclosure process issues. TrustCo’s mortgage loan portfolio consists of loans it and its employees have originated and serviced.  Files with the relevant documents are retained and monitored by staff members on Bank premises.  As a result, management believes the Company is unlikely to be significantly affected by errors in foreclosing on its mortgage loans.  In addition, because TrustCo generally originates loans to be held in its portfolio, the exposure that can come with being forced to buy back nonperforming loans that have been sold is extremely limited.

Index
Overview
TrustCo recorded net income of $10.7 million, or $0.113 of diluted earnings per share for the three months ended March 31, 2015, compared to net income of $11.0 million or $0.116 of diluted earnings per share in the same period in 2014.  Return on average assets was 0.93% and 0.99%, respectively, for the three months ended March 31, 2015 and 2014.  Return on average equity was 10.91% and 12.09%, respectively, for the three months ended March 31, 2015 and 2014.

The primary factors accounting for the change in net income for three month period ended March 31, 2015 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $132.6 million to $4.58 billion for the first quarter of 2015 compared to the same period in 2014.

•	An increase in the average balance of interest bearing liabilities of $98.4 million to $3.92 billion for the first quarter of 2015 compared to the same period in 2014.

•	A decrease in taxable equivalent net interest margin for the first quarter of 2015 to 3.08% from 3.13% in the prior year period. The decrease in the margin was more than offset by the increase in average earning assets, resulting in an increase of $484 thousand in taxable equivalent net interest income in the first quarter of 2015 compared to the first quarter of 2014.

•	A decrease in the provision for loan losses to $800 thousand in the first quarter of 2015 from $1.5 million in the first quarter of 2014.

•	An increase of $177 thousand in noninterest income for the first quarter of 2015, excluding securities gains and a $1.6 million gain on the sale of the Company’s planned regional administrative building in Florida during the first quarter of 2014. Including these items, noninterest income declined $1.1 million to $4.6 million in the first quarter of 2015 as compared to the same period in 2014. Securities gains were $249 thousand in the first quarter of 2015 compared to $6 thousand in the same period in 2014.

•	An increase of $1.1 million in noninterest expense, including other real estate (“ORE”) expense, for the first quarter of 2015 compared to the first quarter of 2014. ORE costs declined $431 thousand over that time period. Excluding ORE costs, expenses were up $1.5 million.

•	A decrease of $687 thousand in income taxes, in the first quarter of 2015 compared to the prior year due to lower pre-tax earnings and a one-time increase in state taxes due to an adjustment recorded in the first quarter of 2014 upon adoption of New York State tax reforms.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2014 is a description of the effect interest rates had on the results for the year 2014 compared to 2013.  Many of the same market factors discussed in the 2014 Annual Report continued to have a significant impact on the first quarter results for 2015.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future but have generally stressed the need to be accommodative given economic conditions.  Economists generally forecast that the target rate will begin to rise in the second half of this year.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on deposits was 4 basis points higher in the first quarter of 2015 relative to the prior year period, with lower rates on savings deposits more than offset by rate increases in time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released March 18, 2015) this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are now being unwound.  Eventually, management believes, the FRB will have to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was down somewhat, on average, during the first quarter of 2015 compared to the first and fourth quarters of 2014, and the yield remains at relatively modest levels compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the first quarter of 2015.  Deposit costs were nominally higher in the first quarter of 2015 compared to the prior year quarter.

While TrustCo has been affected by aspects of the overall changes in financial markets, it was not affected to the degree the mortgage crisis affected some banks and financial institutions in the United States.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the first quarter of 2015, the net interest margin was 3.08%, down 5 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of Federal Funds sold and other short-term investments increased by $77.9 million while the average yield was flat at 25 basis points in the first quarter of 2015 compared to the same period in 2014. The increase in the average balance reflects the decision to temporarily limit purchases of additional investment securities to make funds available for lending given the relative attractiveness of yields on loans versus securities.

•	The average balance of securities available for sale decreased by $178.7 million while the average yield decreased to 1.91% for the first quarter of 2015 compared to 2.04% for the same period in 2014. The average balance of held to maturity securities decreased by $15.0 million and the average yield decreased to 3.65% for the first quarter of 2015 compared to 3.70% for the same period in 2014.

•	The average loan portfolio grew by $249.6 million to $3.17 billion and the average yield decreased 10 basis points to 4.42% in the first quarter of 2015 compared to the same period in 2014. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $98.4 million and the average rate paid increased 3 basis points to 0.43% in the first quarter of 2015 compared to the same period in 2014.

During the first quarter of 2015, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  As noted, the widespread disruptions in the mortgage market as a result of the financial crisis have not had a significant impact on TrustCo, partly because the Company has not originated the types of loans that have been responsible for many of the problems causing the disruptions as well as the fact that housing prices in the Company’s primary market of the Capital Region of New York have not experienced the declines seen in other areas of the country.  Competition remains strong in the Company’s market areas.

Index
The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.

Earning Assets
Total average interest earning assets increased from $4.45 billion in the first quarter of 2014 to $4.58 billion in the same period of 2015 with an average yield of 3.48% in 2014 and 3.45% in 2015.  Interest income on average earning assets increased from $38.5 million in the first quarter of 2014 to $39.3 million in the first quarter of 2015, on a tax equivalent basis, with higher volume more than offsetting the lower yield.

Loans
The average balance of loans was $3.17 billion in the first quarter of 2015 and $2.92 billion in the comparable period in 2014.  The yield on loans decreased 10 basis points to 4.42%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $32.9 million in the first quarter of 2014 to $35.0 million in the first quarter of 2015.

Compared to the first quarter of 2014, the average balance of the loan portfolio during the first quarter of 2015 increased in all categories except commercial loans, with increases in residential mortgage, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.59 billion in 2015 compared to $2.36 billion in 2014, an increase of 10.2%.  The average yield on residential mortgage loans decreased by 12 basis points to 4.48% in the first quarter of 2015 compared to 2014.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $3.3 million to an average balance of $219.1 million in the first quarter of 2015 compared to the same period in the prior year.  The average yield on this portfolio increased 8 basis points to 5.11% over the same period.

The average yield on home equity credit lines increased 3 basis points to 3.52% during the first quarter of 2015 compared to 3.49% in the prior period.  This was the result of both a higher introductory rate offered on new lines at times during the last year as well as older lines repricing to the product’s floor rate.  The average balances of home equity lines increased 3.4% to $352.3 million in the first quarter of 2015 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2015 was $672.9 million compared to $851.6 million for the comparable period in 2014.  The decreased balances reflect routine paydowns, calls, maturities and sales, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.91% for the first quarter of 2015 and 2.04% for the first quarter of 2014 for the available for sale portfolio.  The decline in yield primarily reflects the maturities, calls, paydowns and sales of higher yielding securities.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, municipal bonds and corporate bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $3.1 million as of March 31, 2015 compared to a net unrealized loss of $6.2 million as of December 31, 2014.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $69.3 million for the first quarter of 2015 compared to $84.3 million in the first quarter of 2014.  The decrease in balances reflects  routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.65% for the first quarter of 2015 compared to 3.70% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2015, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2015 first quarter average balance of federal funds sold and other short-term investments was $653.3 million, a $77.9 million increase from the $575.4 million average for the same period in 2014.  The yield was unchanged at 0.25%.  Interest income from this portfolio increased $49 thousand from $351 thousand in 2014 to $400 thousand in 2015, reflecting the average balance increase.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $108.2 million to $3.73 billion for the first quarter of 2015 versus the first quarter in the prior year, and the average rate paid increased from 0.38% for 2014 to 0.42% for 2015.  Total interest expense on these deposits increased $417 thousand to $3.8 million in the first quarter of 2015 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in both core deposits and certificates of deposit.  From the first quarter of 2014 to the first quarter of 2015, interest bearing demand account average balances were up 11.9%, money market account average balances were down 1.4% and certificates of deposit average balances were up 3.6%, while non-interest demand average balances were up 3.9%.  Average savings balances also increased 0.3% over the same period.  The Company does not accept brokered deposits and does not pay premium rates on certificates with balances over $100,000.

At March 31, 2015, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,039,553
1 to 2 years	125,534
2 to 3 years	10,302
3 to 4 years	5,063
4 to 5 years	15,562
Over 5 years	219
$1,196,233

Average short-term borrowings for the quarter were $192.3 million in 2015 compared to $202.2 million in 2014.  The average rate decreased during this time period from 0.79% in 2014 to 0.73% in 2015.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $484 thousand to $35.2 million in the first quarter of 2015 compared to the same period in 2014.  The net interest spread was down 6 basis points to 3.02% in the first quarter of 2015 compared to the year ago period. As previously noted, the net interest margin was down 5 basis points to 3.08% for the first quarter of 2015 compared to the same period in 2014.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (NPLs), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2015:

Nonperforming loans and foreclosed real estate: Total NPLs were $33.5 million at March 31, 2015, compared to $34.0 million at December 31, 2014 and $44.9 million at March 31, 2014.  There were $33.4 million of non-accrual loans at March 31, 2015 compared to $33.9 million at December 31, 2014 and $44.7 million at March 31, 2014.  There were no loans at March 31, 2015 and 2014 and December 31, 2014 that were past due 90 days or more and still accruing interest.

At March 31, 2015, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $33.5 million at March 31, 2015, $30.9 million were residential real estate loans, $2.5 million were commercial mortgages and $97 thousand were installment loans, compared to $30.1 million, $3.8 million and $90 thousand, respectively at December 31, 2014.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been favorable with net charge-offs of 0.15% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2015 (annualized) compared to 0.19% for the first quarter of 2014.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

Index
The Company originates loans throughout its deposit franchise area.  At March 31, 2015, 82.1% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 17.9% were in Florida.  Those figures compare to 82.7% and 17.3%, respectively at December 31, 2014.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.5% and 2.8%, respectively, as of March 31, 2015.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2014 numbers of 7.8% in New York and 3.6% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of March 31, 2015, NPLs were roughly in line with regional outstandings, as 7.9% of nonperforming loans were to Florida borrowers, compared to 92.1% in New York and surrounding areas.  The level of Florida based NPLs was 8.1% of total NPLs as of December 31, 2014.  For the three months ended March 31, 2015, New York and surrounding areas experienced net charge-offs of approximately $1.1 million, compared to $108 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2015, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $2.8 million of commercial mortgages classified as impaired as of March 31, 2015, compared to $4.1 million at December 31, 2014.  There were $22.9 million of impaired residential loans at March 31, 2015, compared to $22.4 million at December 31, 2014.  The average balances of all impaired loans were $26.8 million during the first three months of 2015 and $27.7 million for the full year 2014.

As of March 31, 2015 and December 31, 2014, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2015 there was $7.0 million of foreclosed real estate compared to $6.4 million at December 31, 2014.

During the first quarter of 2015, there were $50 thousand of gross commercial loan charge-offs and $1.3 million of gross residential mortgage and consumer loan charge-offs as compared with $873 thousand of gross commercial loan charge-offs and $1.4 million of residential mortgage and consumer loan charge-offs in the first quarter of 2014.  Gross recoveries during the first quarter of 2015 were $17 thousand for commercial loans and $116 thousand for residential mortgage and consumer loans, compared to $19 thousand for commercial loans and $118 thousand for residential and consumer in the first quarter of 2014.

Index
Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of March 31, 2015		As of December 31, 2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,798	6.15%	$3,764	6.41%
Real estate - construction	477	1.03%	571	1.22%
Real estate mortgage - 1 to 4 family	34,970	81.53%	35,394	80.98%
Home equity lines of credit	6,308	11.04%	6,430	11.15%
Installment Loans	391	0.25%	168	0.24%
	$45,944	100.00%	$46,327	100.00%

At March 31, 2015, the allowance for loan losses was $45.9 million, compared to the March 31, 2014 and December 31, 2014 balances of $47.0 million and $46.3 million, respectively.  The allowance represents 1.44% of the loan portfolio as of March 31, 2015 compared to 1.60% at March 31, 2014 and 1.47% at December 31, 2014.

The provision for loan losses was $800 thousand for the quarter ended March 31, 2015 compared to $1.5 million for the first quarter of 2014.  Net charge-offs for the three-month period ended March 31, 2015 were $1.2 million, compared to $2.2 million in the year earlier period.  The decrease in the provision for loan losses in 2015 was primarily related to improving trends in NPLs and charge-offs and generally better economic conditions in Florida, where loss severity was particularly high during the financial crisis.

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

Using this model, the fair value of capital projections as of March 31, 2015 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2015. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2015	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	20.10%
+300 BP	21.14
+200 BP	22.09
+100 BP	22.75
Current rates	21.07
-100 BP	20.85

Noninterest Income
Total noninterest income for the first quarter of 2015 was $4.6 million, compared to $5.8 million in the prior year period.  Excluding gains on securities sales and a gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center, noninterest income was up $177 thousand to $4.4 million in the first quarter versus the prior year.

Trustco Financial Services income increased $143 thousand to $1.7 million for the first quarter of 2015 compared to the first quarter of 2014.  The fair value of assets under management were $922 million at March 31, 2015 compared to $918 million at December 31, 2014 and $859 million at March 31, 2014.  The increase in assets compared to December 31, 2014 was due to market value gains and net account acquisition.

Index
The total of fees for other services to customers plus other income was $2.7 million in the first quarter of 2015, up a nominal $34 thousand (excluding the $1.6 million gain on sale of noted above) versus the same period in 2014.

Noninterest Expenses
Total noninterest expenses were $21.9 million for the three months ended March 31, 2015, compared to $20.8 million for the three months ended March 31, 2014.  The increase was primarily due to higher full time equivalent employee count in the areas of branch administration and compliance.  Full time equivalent headcount was 747 as of March 31, 2015, compared to 709 as of March 31, 2014.  Also contributing to the increase were annual compensation increases. Overall, salaries and benefits increased by $889 thousand to $8.5 million in the first quarter of 2015 compared to the year ago quarter.  Professional services (up $221 thousand), equipment expense (up $190 thousand), FDIC and other insurance (up $161 thousand) and outsourced services (up $100 thousand) also contributed to the overall increase.  A $431 thousand decline in ORE expense and a $151 thousand decline in occupancy expense offset a portion of the increases.    The decline in ORE expense was due to lower write-downs  on properties held.  Excluding the ORE line, noninterest expenses were up $1.5 million in the first quarter of 2015 compared to the prior year.

Income Taxes
In the first quarter of 2015, TrustCo recognized income tax expense of $6.4 million, compared to $7.1 million for the first quarter of 2014.  The effective tax rates were 37.5% and 39.2% for the first quarters of 2015 and 2014, respectively.  The decrease in taxes reflects lower pre-tax income levels as well as a deferred tax asset write-down of $200 thousand during the first quarter of 2014 that reflected the impact of New York State tax law changes.

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

Total shareholders’ equity at March 31, 2015 was $400.5 million, compared to $371.8 million at March 31, 2014. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2015.  This results in a dividend payout ratio of 58.1% based on first quarter 2015 earnings per share of $0.113.

Index
The Bank reported the following capital ratios as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	As of March 31, 2015		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*

Tier 1 leverage capital	$391,756	8.39%	5.00%	4.00%
Common equity tier 1 capital	391,756	16.57	6.50	4.50
Tier 1 risk-based capital	391,756	16.57	8.00	6.00
Total risk-based capital	421,522	17.83	10.00	8.00

(dollars in thousands)	As of December 31, 2014		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*

Tier 1 (core) capital	$386,913	8.33%	5.00%	4.00%
Tier 1 risk-based capital	386,913	16.60	6.00	4.00
Total risk-based capital	416,269	17.86	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

The following is a summary of actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 for TrustCo on a consolidated basis:

(dollars in thousands)	As of March 31, 2015
	Amount	Ratio

Tier 1 leverage capital	$402,610	8.62%
Common equity tier 1 capital	402,610	17.02
Tier 1 risk-based capital	402,610	17.02
Total risk-based capital	432,393	18.27

(dollars in thousands)	As of December 31, 2014
	Amount	Ratio

Leverage capital	$397,400	8.55%
Tier 1 risk-based capital	397,400	17.04
Total risk-based capital	426,770	18.30

In addition, at March 31, 2015, the consolidated equity to total assets ratio was 8.45%, compared to 8.47% at December 31, 2014 and 8.12% at March 31, 2014.

TrustCo became subject to Federal Reserve regulations requiring minimum capital requirements in January 2015 when new regulatory capital rules that were issued in July 2013 by the federal banking agencies, including the Federal Reserve and the OCC took effect.  The new capital rules substantially amend the prior regulatory capital rules and implemented the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to average consolidated assets ratio (known as the “leverage ratio”) of 4% (unchanged from current rules). The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and when fully phased in, effectively, will result in the following minimum ratios that banks and bank holding companies must maintain in order to avoid being subject to, among other matters, limitations on dividends, share repurchases and discretionary bonus payments to executive officers: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase in increments of 0.625% each year until fully implemented in January 2019.

Index
The following chart compares the risk-based capital ratios required under the prior rules to those prescribed under the new final rules:

	Prior Rules	Final Rules

Common equity tier 1 capital	N/A	4.50%
Tier 1 risk-based capital	4.00%	6.00%
Total risk-based capital	8.00%	8.00%
Common equity tier 1 capital conservation buffer	N/A	2.50%*

*When fully phased in, which will occur on January 1, 2019.

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

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized are as follows:

	Prior Rules	Final Rules

Common equity tier 1 capital	N/A	6.50%
Tier 1 risk-based capital	6.00%	8.00%
Total risk-based capital	10.00%	10.00%
Tier 1 leverage capital	5.00%	5.00%

The Bank continues to meet the regulatory requirements to be classified as well capitalized.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2014 Annual Report on Form 10-K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is unrealized depreciation, net of tax, in the available for sale portfolio of ($2.6) million in 2015 and  ($9.7) million  in 2014.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended March 31, 2015			Three months ended March 31, 2014

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/	Variance Balance Change	Variance Rate Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$77,865	212	1.09%	$169,355	506	1.19%	$(294)	(254)	(40)
Mortgage backed securities and collateralized mortgage obligations - residential	478,410	2,393	2.00%	545,823	3,078	2.26%	(685)	(355)	(330)
State and political subdivisions	2,092	38	7.26%	6,133	105	6.85%	(67)	(108)	41
Corporate bonds	1,499	1	0.13%	8,548	59	2.78%	(58)	(27)	(31)
Small Business Administration-guaranteed participation securities	101,662	522	2.06%	110,098	556	2.02%	(34)	(97)	63
Mortgage backed securities and collateralized mortgage obligations - commercial	10,669	37	1.40%	10,939	38	1.39%	(1)	(2)	1
Other	685	4	2.34%	660	4	2.42%	-	1	(1)

Total securities available for sale	672,882	3,207	1.91%	851,556	4,346	2.04%	(1,139)	(842)	(297)

Federal funds sold and other short-term Investments	653,263	400	0.25%	575,352	351	0.25%	49	49	-

Held to maturity securities:
Corporate bonds	9,962	154	6.17%	9,947	154	6.18%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations - residential	59,351	478	3.22%	74,324	625	3.36%	(147)	(122)	(25)

Total held to maturity securities	69,313	632	3.65%	84,271	779	3.70%	(147)	(121)	(26)

Federal Reserve Bank and Federal Home Loan Bank stock	9,228	116	5.03%	10,500	133	5.07%	(17)	(16)	(1)

Commercial loans	219,050	2,796	5.11%	222,332	2,797	5.03%	(1)	(172)	171
Residential mortgage loans	2,594,216	28,958	4.48%	2,355,125	26,982	4.60%	1,976	6,069	(4,093)
Home equity lines of credit	352,258	3,061	3.52%	340,681	2,936	3.49%	125	100	25
Installment loans	7,794	175	9.11%	5,596	167	12.11%	8	211	(203)

Loans, net of unearned income	3,173,318	34,990	4.42%	2,923,734	32,882	4.52%	2,108	6,208	(4,100)

Total interest earning assets	4,578,004	39,345	3.45%	4,445,413	38,491	3.48%	854	5,277	(4,423)

Allowance for loan losses	(46,597)			(48,219)
Cash & non-interest earning assets	138,560			130,091

Total assets	$4,669,967			$4,527,285

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$677,963	105	0.06%	$605,741	84	0.06%	21	21	-
Money market accounts	637,858	617	0.39%	646,601	599	0.38%	18	(38)	56
Savings	1,229,498	658	0.22%	1,225,364	763	0.25%	(105)	17	(122)
Time deposits	1,180,436	2,434	0.84%	1,139,811	1,951	0.69%	483	68	415

Total interest bearing deposits	3,725,755	3,814	0.42%	3,617,517	3,397	0.38%	417	68	349
Short-term borrowings	192,344	346	0.73%	202,175	393	0.79%	(47)	(18)	(29)

Total interest bearing liabilities	3,918,099	4,160	0.43%	3,819,692	3,790	0.40%	370	50	320

Demand deposits	328,407			316,009
Other liabilities	25,289			22,311
Shareholders' equity	398,172			369,273

Total liabilities and shareholders' equity	$4,669,967			$4,527,285

Net interest income , tax equivalent		35,185			34,701		$484	5,227	(4,743)

Net interest spread			3.02%			3.08%

Net interest margin (net interest income to total interest earning assets)			3.08%			3.13%

Tax equivalent adjustment		(20)			(45)

Net interest income		35,165			34,656

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2014, the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three month periods ended March 31, 2015 and 2014, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2015, the Company had an average balance of Federal Funds sold and other short-term investments of $653.3 million compared to $575.4 million in the first quarter of 2014.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4.

Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Number of shares purchased (1)	Average price per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1, 2015- February 28, 2015	14,881	$6.72	—	—

(1) We repurchase shares when employees surrender shares as payment for option exercises or withholding taxes.  During the three months ended March 31, 2015, 14,881 shares were surrendered to us by employees for such purposes, for a total consideration of $ 99 thousand.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Reg S-K (Item 601) Exhibit No.	Description

10(a)	Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY's Current Report on Form 8-K filed March 23, 2015

10(b)	Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY's Current Report on Form 8-K filed March 23, 2015

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief Financial Officer

Date:  May 1, 2015

Index
Exhibits Index

Reg S-K Exhibit No.	Description

10(a)	Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY's Current Report on Form 8-K filed March 23, 2015

10(b)	Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY's Current Report on Form 8-K filed March 23, 2015

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document